Form 10-K/A
period 1993-09-30
NATIONAL FUEL GAS CO
filed 1994-01-10
CIK 70145

<PAGE 1>
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                               Amendment No. 1
                                 FORM 10-K/A
    (Mark One)
      [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 1993
                                      OR
      [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From..........to..........

                        Commission File Number 1-3880

                          NATIONAL FUEL GAS COMPANY
            (Exact name of registrant as specified in its charter)
      New Jersey                                             13-1086010
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)
     30 Rockefeller Plaza                                          10112
      New York, New York                                         (Zip Code)
(Address of principal executive offices)
                                (212) 541-7533
              Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each
                                                            exchange
   Title of each class                                 on which registered
Common Stock, $1 Par Value                         New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES    X       NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [     ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,212,322,000 as of November 30, 1993.
      Common stock, $1 par value, outstanding as of November 30, 1993:
36,740,088 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1994*, are incorporated by reference into Part III of this report.

*Indicates item amended by this Form 10-K/A.

<PAGE 2>
                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 16, 1994* Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1993. The information provided in such definitive Proxy Statement is incorporated herein by reference.

      Information concerning the Company's executive officers can be found in
Part I, Item 1, of this report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 16, 1994* Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1993. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 16, 1994* Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1993. The information provided in such definitive Proxy Statement is incorporated herein by reference.




      *Indicates item amended by this Form 10-K/A.

<PAGE 3>
                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statement Schedules
              All financial statement schedules filed as part of this report are included in Item 8 and reference is made to the index on page 51 of this report.

     (b)  Reports on Form 8-K
              Report on Form 8-K was filed July 9, 1993
              Date of Report - July 8, 1993
              Item Reported - Item 5.  Penn-York Rate Cases - Settlement.

     (c)  Exhibits.

            Exhibit
            Number             Description of Exhibits

              (3) Articles of Incorporation and By-Laws:

                 * Restated Certificate of Incorporation of National Fuel Gas Company, dated March 15, 1985 (Exhibit 10-OO, Form 10-K for fiscal year ended September 30, 1991)

                 * Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated March 9, 1987 (Exhibit A-3 in File No. 70-7334)

                 * Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated February 22, 1988 (Exhibit B-5 in File No. 70-7478)

                 * Certificate of Amendment of Restated Certificate of Incorporation, dated March 17, 1992 (Exhibit EX-3(a), Form 10-K for fiscal year ended September 30, 1992)

             3(ii) National Fuel Gas Company By-Laws as amended through December 8, 1993**

             (4) Instruments Defining the Rights of Security Holders, Including Indentures:

                 * Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b), File No. 2-51796)

                 * Sixth Supplemental Indenture dated as of February 1, 1988, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.1, Form 10-K for fiscal year ended September 30, 1992) (Debentures issued thereunder redeemed February 1, 1993)

      **Indicates item amended by this Form 10-K/A. This exhibit is included as part of this filing on Form 10-K/A.

<PAGE 4>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


               * Seventh Supplemental Indenture dated as of September 1, 1988, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.2, Form 10-K for fiscal year ended September 30, 1992) (Debentures issued thereunder redeemed November 10, 1992)

               * Eighth Supplemental Indenture dated as of July 1, 1989, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.3, Form 10-K for fiscal year ended September 30, 1992) (Portions of Debentures issued thereunder redeemed March 16, 1993 and July 7, 1993)

               * Ninth Supplemental Indenture dated as of January 1, 1990, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.4, Form 10-K for fiscal year ended September 30, 1992)

               * Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992, in File No. 1-3880)

               * Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992, in File No. 1-3880)

               * Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992, in File No. 1-3880)

               * Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

             4.1 Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company)

<PAGE 5>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


       (10)   Material Contracts:

       (ii) (B) Contracts upon which Registrant's business is substantially dependent:

          10.1 Gas Transportation Agreement with Tennessee Gas Pipeline Company under rate schedule FT-A (Zone 4), dated September 1, 1993

          10.2 Gas Transportation Agreement with Tennessee Gas Pipeline Company under rate schedule FT-A (Zone 5), dated September 1, 1993

          10.3 Service Agreement with Texas Eastern Transmission Corporation under rate schedule CDS, dated June 1, 1993

          10.4 Service Agreement with Texas Eastern Transmission Corporation under rate schedule FT-1, dated June 1, 1993

          10.5 Service Agreement with CNG Transmission Corporation under Rate Schedule FT, dated October 1, 1993

          10.6 Service Agreement with CNG Transmission Corporation under Rate Schedule GSS, dated October 1, 1993.



           (iii)    Compensatory plans for officers:

                * Employment Agreement, dated September 17, 1981, with Bernard J. Kennedy. (Exhibit 10-J, Form 10-K for fiscal year ended September 30, 1984)

                * National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993. (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993)

                * National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993)

                * National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993. (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993)

                * Change in Control Agreement, dated May 1, 1992, with Philip C. Ackerman. (Exhibit EX-10.4, Form 10-K for fiscal year ended September 30, 1992)

<PAGE 6>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                * Change in Control Agreement, dated May 1, 1992, with Richard Hare. (Exhibit EX-10.5, Form 10-K for fiscal year ended September 30, 1992)

                * Change in Control Agreement, dated May 1, 1992 with William J. Hill. (Exhibit EX-10.6, Form 10-K for fiscal year ended September 30, 1992)

                * Agreement, dated August 1, 1989, with Richard Hare. (Exhibit 10-Q, Form 10-K for fiscal year ended September 30, 1989)

          10.7 National Fuel Gas Company Deferred Compensation Plan, as amended and restated through June 16, 1993.

                * National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through May 2, 1988. (Exhibit 10-T, Form 10-K for fiscal year ended September 30, 1989)

          10.8 Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan dated September 13, 1993.

          10.9 Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan dated November 18, 1993.

                * Eighth Extension to Employment Agreement with Bernard J. Kennedy, dated September 20, 1991. (Exhibit 10-SS, Form 10-K for fiscal year ended September 30, 1991)

                * Executive Death Benefits Agreement dated August 28, 1991 with Bernard J. Kennedy. (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991)

          10.10     Summary of Annual at Risk Compensation Incentive Program

                * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of December 5, 1991. (Exhibit 10-UU, Form 10-K for fiscal year ended September 30, 1991)

                * Split Dollar Death Benefits Agreement dated April 1, 1991 with Richard Hare. (Exhibit EX-10.7, Form 10-K for fiscal year ended September 30, 1992)

                * Executive Death Benefits Agreement dated April 1, 1991 with William J. Hill. (Exhibit EX-10.8, Form 10-K for fiscal year ended September 30, 1992)

<PAGE 7>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                * Split Dollar Death Benefits Agreement dated April 1, 1991 with Philip C. Ackerman. (Exhibit EX-10.9, Form 10-K for fiscal year ended September 30, 1992)

         (12)       Computation of Actual Ratio of Earnings to Fixed Charges

         (21)       Subsidiaries of the Registrant:
                    See Item 1 of Part I of this Annual Report on Form 10-K

                    Consents of Experts and Counsel:
          23.1         Consent of Ralph E. Davis Associates, Inc.
          23.2         Consent of H. J. Gruy and Company
          23.3         Consent of Independent Accountants

                    Additional Exhibits:
          99.1         Report of Ralph E. Davis Associates, Inc.
          99.2         Report of H. J. Gruy and Company
          99.3         Report of Empire Exploration, Inc. Geologists and
                         Engineers.
          99.4         System Maps

       All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

*Incorporated herein by reference as indicated.


      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-97641, 33-17341, 33-28037 and 33-49693:

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 (Act) may be permitted to directors, officers and controlling persons of the Registrant pursuant to the New Jersey Business Corporation Act, the Company's by-laws, or otherwise, the Registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

<PAGE 8>
                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NATIONAL FUEL GAS COMPANY
                                                            (Registrant)



                                                     By/s/ J. P. Pawlowski
                                                           J. P. Pawlowski
                                                       Treasurer and Principal
Date  January 10, 1994                                  Accounting Officer