Form 10-Q
period 1993-12-31
NATIONAL FUEL GAS CO
filed 1994-02-14
CIK 70145

<PAGE 1>
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
         (Mark One)
           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1993

                                      OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From     to

                         Commission File Number 1-3880



                           NATIONAL FUEL GAS COMPANY
            (Exact name of registrant as specified in its charter)



            New Jersey                               13-1086010
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)



       30 Rockefeller Plaza
       New York, New York                                10112
(Address of principal executive offices)              (Zip Code)



                                 (212) 541-7533
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1 par value, outstanding at January 31, 1994: 37,035,131 shares.
<PAGE 2>
Company or Group of Companies for which Report is Filed:

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                Corporation)
               National Fuel Gas Supply Corporation (Supply Corporation) Penn-York Energy Corporation (Penn-York)
               Seneca Resources Corporation (Seneca)
               Empire Exploration, Inc. (Empire)
               Utility Constructors, Inc. (UCI)
               Highland Land & Minerals, Inc. (Highland)
               Leidy Hub, Inc. (Leidy Hub)**
               Data-Track Account Services, Inc. (Data-Track)
               National Fuel Resources, Inc. (NFR)

                                     INDEX
               Part I. Financial Information                           Page

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months Ended
            December 31, 1993 and 1992                                   3

        b.  Consolidated Balance Sheet - December 31, 1993
            and September 30, 1993                                     4 - 5

        c.  Consolidated Statement of Cash Flows - Three
            Months Ended December 31, 1993 and 1992                      6

        d.  Notes to Consolidated Financial Statements                 7 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          15 - 24

               Part II. Other Information

Item 1.  Legal Proceedings                                            25 - 27

Item 2.  Changes in Securities                                          *

Item 3.  Defaults Upon Senior Securities                                *

Item 4.  Submission of Matters to a Vote of Security Holders            *

Item 5.  Other Information                                              *

Item 6.  Exhibits and Reports on Form 8-K                               27

Signature                                                               28

 *The Company has nothing to report under this item.

**Effective December 29, 1993, Enerop Corporation's name was changed to Leidy
  Hub, Inc.
<PAGE 3>
Part I. - Financial Information
Item 1. - Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)
                                                       Three Months Ended
                                                          December 31,
                                                       1993          1992
                                                     (Thousands of Dollars)
INCOME
Operating Revenues                                $  310,131     $294,220

Operating Expenses
   Purchased Gas                                     144,158      134,014
   Operation Expense                                  63,547       61,989
   Maintenance                                         5,416        5,857
   Property, Franchise and Other Taxes                25,283       24,585
   Depreciation, Depletion and Amortization           17,885       16,538
   Income Taxes - Net                                 15,097       12,785
                                                     271,386      255,768

Operating Income                                      38,745       38,452
Other Income                                           1,039        1,509
Income Before Interest Charges                        39,784       39,961

Interest Charges
   Interest on Long-Term Debt                          8,883       10,071
   Other Interest                                      3,101        3,949
                                                      11,984       14,020

Income Before Cumulative Effect                       27,800       25,941
Cumulative Effect of Change
 in Accounting for Income Taxes                        3,826            -

Net Income Available for Common Stock                 31,626       25,941

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                 335,907      314,334
                                                     367,533      340,275

Dividends on Common Stock
 (1993 - $.385; 1992 - $.375)                         14,191       12,721

Balance at December 31                            $  353,342     $327,554

Earnings Per Common Share
Income Before Cumulative Effect                        $ .76        $ .77
Cumulative Effect of Change
 in Accounting for Income Taxes                          .10            -

Net Income Available for Common Stock                  $ .86        $ .77

Weighted Average Common Shares Outstanding        36,752,985   33,909,177

                See Notes to Consolidated Financial Statements
<PAGE 4>
Item 1. - Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheet


                                                   December 31,
                                                      1993        September 30,
                                                   (Unaudited)         1993
                                                      (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                       $2,067,234       $2,039,436
   Less - Accumulated Depreciation, Depletion
    and Amortization                                   575,677          561,433
                                                     1,491,557        1,478,003
Current Assets
   Cash and Temporary Cash Investments                  17,795           13,595
   Receivables - Net                                   142,861           86,957
   Unbilled Utility Revenue                             70,139           27,210
   Gas Stored Underground                               15,910           22,120
   Materials and Supplies - at average cost             21,328           20,848
   Unrecovered Purchased Gas Costs                      36,262           20,772
   Prepayments                                          17,425           17,094
                                                       321,720          208,596

Other Assets
   Recoverable Future Taxes                            104,156                -
   Deferred Contract Reformation Costs                  17,568           24,862
   Unamortized Debt Expense                             28,171           28,735
   Other Regulatory Assets                              46,600           37,788
   Deferred Charges                                      3,332            2,249
   Other                                                22,965           21,307
                                                       222,792          114,941

                                                    $2,036,069       $1,801,540



















                See Notes to Consolidated Financial Statements
<PAGE 5>
Item 1. - Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheet


                                                   December 31,
                                                      1993        September 30,
                                                   (Unaudited)         1993
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 36,988,913 Shares and 36,661,008
    Shares, Respectively                            $   36,989       $   36,661
   Paid In Capital                                     371,097          363,677
   Earnings Reinvested in the Business                 353,342          335,907
Total Common Stock Equity                              761,428          736,245
Long-Term Debt                                         478,417          478,417
Total Capitalization                                 1,239,845        1,214,662

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                   238,600          196,800
   Accounts Payable                                     65,778           42,893
   Amounts Payable to Customers                         32,214           40,776
   Other Accruals and Current Liabilities              105,708           69,523
                                                       442,300          349,992
Deferred Credits
   Taxes Refundable to Customers                        31,985                -
   Unamortized Investment Tax Credit                    14,572           14,743
   Accumulated Deferred Income Taxes                   271,194          188,793
   Other Deferred Credits                               36,173           33,350
                                                       353,924          236,886
Commitments and Contingencies                                -                -

                                                    $2,036,069       $1,801,540













                See Notes to Consolidated Financial Statements
<PAGE 6>
Item 1. - Financial Statements (Cont.)
                           National Fuel Gas Company
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                           Three Months Ended
                                                              December 31,
                                                           1993          1992
                                                         (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock                  $ 31,626    $ 25,941
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Effect of Noncash Adjustments:
         Cumulative Effect of Change in
          Accounting for Income Taxes                       (3,826)          -
         Depreciation, Depletion and Amortization           17,885      16,538
         Deferred Income Taxes                               7,673       5,166
         Other                                               1,820       1,856
                                                            55,178      49,501
      Change in:
         Receivables and Unbilled Utility Revenue          (98,833)    (92,320)
         Gas Stored Underground and Materials and
          Supplies                                           5,730      18,122
         Unrecovered Purchased Gas Costs                   (15,490)     (8,189)
         Prepayments                                          (331)      2,214
         Accounts Payable                                   22,885       8,210
         Amounts Payable to Customers                       (8,562)     (5,357)
         Other Accruals and Current Liabilities             42,647      23,065
         Other Assets and Liabilities - Net                 (1,617)     (1,487)
Net Cash Provided by (Used in)
 Operating Activities                                        1,607      (6,241)

INVESTING ACTIVITIES
   Capital Expenditures                                    (31,124)    (28,315)
   Other                                                     2,986           7
Net Cash Used in Investing Activities                      (28,138)    (28,308)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                  41,800      (2,900)
   Proceeds from Issuance of Long-Term Debt                     -      50,000
   Reduction of Long-Term Debt                                  -     (50,000)
   Proceeds from Issuance of Common Stock                   3,033       1,369
   Dividends Paid on Common Stock                         (14,102)    (12,681)
Net Cash Provided by (Used in)
 Financing Activities                                      30,731     (14,212)

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                                 4,200     (48,761)

Cash and Temporary Cash Investments
 at October 1                                              13,595      76,278

Cash and Temporary Cash Investments at December 31       $ 17,795    $ 27,517

                See Notes to Consolidated Financial Statements
<PAGE 7>
Item 1.  Financial Statements (cont.)

                           National Fuel Gas Company

                  Notes to Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods. The fiscal 1994 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1993, 1992 and 1991, that are included in the Company's 1993 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K.

     The earnings for the three months ended December 31, 1993, should not be taken as a prediction for the fiscal year ending September 30, 1994, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of both weather and unused subscribed pipeline capacity.

Rate Refunds. Supply Corporation and Penn-York collect revenues subject to refund if a final rate case settlement is pending. Estimated rate refunds are recorded which reflect management's current estimate as to the ultimate outcome of each rate case.

     On October 15, 1993, Supply Corporation filed a Stipulation and Agreement (the Settlement) with the Federal Energy Regulatory Commission (FERC) respecting two rate proceedings, which resolves all the issues in these proceedings. On December 30, 1993, the FERC issued an order approving the Settlement, with slight modification. The amount of Supply Corporation's refund liability at December 31, 1993, was $13,850,000, including interest. The majority of this amount was refunded to Supply Corporation's customers, including Distribution Corporation on January 31, 1994. The remainder will be refunded in the near future. Distribution Corporation will pass back this refund to its customers over a one year period beginning in March 1994 in New York and a one year period beginning August 1994 in Pennsylvania.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be
<PAGE 8>
Item 1.  Financial Statements (cont.)


December 31, 1993 and 1992, amounted to $10,626,000 and $5,269,000, respectively. Income taxes paid during the three months ended December 31, 1993 and 1992 amounted to $864,000 and $520,000, respectively.

     On December 10, 1993, the Company entered into a non-cash investing activity whereby it issued 108,396 shares of Company common stock to Empire, which in turn exchanged these shares for $3,184,000 of natural gas production assets, $167,000 of other current assets and $280,000 of cash.

Reclassification. The cost of transporting gas is included on the Consolidated Statement of Income in "Purchased Gas." Prior period amounts have been reclassified to conform with current period presentation.

Financial Instruments. Seneca and NFR engage in the gas futures market to lock in natural gas prices to decrease volatility related to fluctuations in market prices. Gains or losses resulting from changes in the market value of these transactions are deferred until the hedged commodity transaction occurs.

     Seneca has also entered into certain price swap agreements to effectively manage a portion of the market risk associated with fluctuations in the price of natural gas. The agreements call for Seneca to make payments to (or receive payments from) other parties based upon the differential between a fixed and a variable price as specified by the contract. The current agreements run from January 1994 through December 1994 and have a notional contract amount of 12,200,000 MMBtu of natural gas equivalent.

     Management does not expect the gas futures or swap agreements to have a material effect on either the results of operations or the financial condition of the Company at this time.

NOTE 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industry-wide restructuring under FERC Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies. Distribution Corporation's current estimate of these transition costs, including its allocable share of Supply Corporation's transition costs, is approximately $147,000,000. The majority of these costs relate to gas supply realignment (GSR) and stranded costs. This estimate was determined from information provided in the Order 636 compliance filings of Supply Corporation and the five interstate pipeline companies that directly serve Supply Corporation, and is exclusive of any potential stranded costs related to production plant or gathering facilities which pipeline companies, including Supply Corporation, may file for at a future date and any potential GSR costs charged by an upstream supplier, which are subject to the outcome of its bankruptcy proceedings. To date, approximately $24,900,000 of transition costs have been accepted by the FERC for billing to Distribution Corporation or Supply Corporation, subject to refund. This is exclusive of $14,687,000 of Supply Corporation's over-recovered purchased gas costs refunded to Distribution Corporation on September 30, 1993. Distribution Corporation has been and will continue to be actively challenging relevant FERC filings made by
<PAGE 9>
Item 1.  Financial Statements (cont.)


the upstream pipeline companies to ensure the eligibility and prudency of all transition cost claims.

     Currently, Distribution Corporation has estimated that transition costs allocable to the Pennsylvania jurisdiction are approximately $50,600,000. On October 15, 1993, the Pennsylvania Public Utility Commission (PaPUC) issued a policy statement on the recovery of transition costs. The policy statement permits local distribution companies, such as Distribution Corporation, the opportunity for full recovery of GSR and stranded costs from customers through a separate surcharge, and recovery of under-recovered purchased gas costs (Account 191 costs) and costs related to new facilities from sales customers through gas cost recovery rates. Effective August 1, 1993, Distribution Corporation began recovering Account 191 transition costs from its Pennsylvania sales customers in connection with its annual purchased gas cost filing. On December 1, 1993, the PaPUC issued an order on certain issues concerning recovery of GSR and stranded costs by Distribution Corporation in connection with its March 31, 1993 rate filing with the PaPUC. Under this order, Distribution Corporation began collecting, effective December 1, 1993, approximately $4,000,000 of GSR and stranded costs from its customers. Distribution Corporation is also allowed quarterly updates for transition cost recovery and has implemented the first such update for an additional $1,500,000, effective as of February 1, 1994.

     In its August 27, 1993 rate filing with the State of New York Public Service Commission (PSC), Distribution Corporation filed for recovery of an initial annual amount of $24,900,000 of estimated transition costs. Currently, total estimated transition costs for the New York jurisdiction are approximately $96,400,000. The PSC has not determined its policy with respect to the recovery of transition costs. However, on October 28, 1993, the PSC instituted a state-wide proceeding to review the issues associated with Order 636 restructuring. The PSC currently expects to have this proceeding concluded before the 1994-1995 heating season. Distribution Corporation is actively participating in this state-wide proceeding.


     While the state-wide proceeding is continuing, the PSC staff, in connection with the above-noted and on-going rate case, has proposed that transition costs allocable to sales customers be recovered from such customers through the monthly Gas Adjustment Clause (GAC). Distribution Corporation has accepted PSC staff's proposal and, effective February 1, 1994, began recovering such costs from sales customers through the GAC. As with all costs included in the GAC mechanism, the ultimate recovery of transition costs is subject to final approval by the PSC. Since recovery of transition costs from transportation customers is still being contested in this rate case, Distribution Corporation will continue to defer amounts relating to those customers until recovery is authorized by the PSC.

     Management believes that any transition costs resulting from the implementation of Orders 636, 636-A and 636-B should be fully recoverable from the respective customers of Supply Corporation and Distribution Corporation to the extent such costs are prudently incurred.
<PAGE 10>
Item 1.  Financial Statements (cont.)


Penn-York/Supply Corporation Merger. On January 19, 1994, the FERC issued an order approving the merger of Penn-York into Supply Corporation, which was applied for on May 21, 1992. After the merger, Supply Corporation will continue to provide all the services Penn-York provides under the same rates, terms and conditions. The merger must be completed within one year from the date of the FERC's order.

NOTE 3 - Income Taxes

     On October 1, 1993, the Company adopted Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, deferred taxes were provided for the tax effects of timing differences between financial reporting purposes and tax reporting purposes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

     The cumulative effect of this change increased net income by $3,826,000 as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations. A reduction in previously recorded deferred income taxes associated with rate-regulated activities of $31,985,000 has been reclassified to a regulatory liability since such amounts are expected to be refundable to customers under regulatory procedures.

     In addition, under SFAS 109, the Company is required to recognize additional deferred tax liabilities and assets for timing differences on which deferred tax treatment was not permitted by regulatory authorities. The recognition of these deferred tax balances will have no effect on earnings due to the recording of corresponding regulatory assets representing future amounts collectible from customers in the rate-making process. The additional deferred taxes amounted to $104,156,000 at December 31, 1993.
<PAGE 11>
Item 1.  Financial Statements (cont.)


     At December 31, 1993, the deferred tax liabilities (assets) were comprised of the following (in thousands):
                                            Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of tax over book depreciation        $176,244          $     -
    Exploration and intangible well
     drilling costs                               70,859                -
    Unrecovered purchased gas costs                    -           11,333
    Other                                         66,397                -
       Total Deferred Tax Liabilities            313,500           11,333

 Deferred Tax Assets:
    Deferred investment tax credits               (8,793)               -
    Overheads capitalized for tax purposes        (8,293)               -
    Tax credit carryforwards                      (4,786)               -
    Provisions for rate contingencies and
     refunds                                           -           (6,104)
    Other                                        (20,434)               -
        Total Deferred Tax Assets                (42,306)          (6,104)
        Total Net Deferred Income Taxes         $271,194          $ 5,229

  * Included on the Consolidated Balance Sheet in "Other Accruals and Current Liabilities."


     The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                 Three Months Ended
                                                     December 31,
                                                1993             1992
Operating Expenses:
 Current Income Taxes -
  Federal                                      $ 7,884            $ 7,740
  State                                           (460)              (121)

 Deferred Income Taxes                           7,673              5,166
                                                15,097             12,785

Other Income
 Deferred Investment Tax Credit                   (172)              (174)

Cumulative effect prior to
 October 1, 1993 of applying SFAS
 No. 109                                        (3,826)                 -

Total Income Taxes                             $11,099            $12,611
<PAGE 12>
Item 1.  Financial Statements (cont.)


     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                 Three Months Ended
                                                     December 31,
                                                1993             1992


 Net income available for common stock           $31,626          $25,941
 Total income taxes                               11,099           12,611

 Income before income taxes                       42,725           38,552

 Income tax expense, computed at
    statutory rate of 35% in 1993
    and 34% in 1992                               14,954           13,108

 Increase (reduction) in taxes resulting from:
    Current state income taxes                      (299)             (77)
    Depreciation                                     425              642
    Production tax credits                          (432)            (279)
    Miscellaneous                                    277             (783)


 Income taxes charged to operating income         14,925           12,611
 Cumulative effect prior to October 1, 1993 of
    applying SFAS No. 109                         (3,826)               -

    Total Income Taxes                           $11,099          $12,611


NOTE 4 - Capitalization

Common Stock. During the three months ended December 31, 1993, the Company issued 72,133 shares of common stock under the Company's Customer Stock Purchase Plan and 29,000 shares to participants in the Company's section 401(k) plans.

     In December 1993, 121,494 shares of restricted stock were awarded under the 1993 Award and Option Plan. Restrictions on 113,494 shares will lapse respecting an equal number of shares on each January 2, 1996 through 2001. Restrictions on 8,000 shares will lapse respecting an equal number of shares on each January 2, 2001 through 2004.

     In December 1993, the Company issued 108,396 shares of common stock to Empire, which in turn exchanged these shares for natural gas production assets. See further discussion of this acquisition under "Consolidated Statement of Cash Flows," in Note 1.
<PAGE 13>
Item 1.  Financial Statements (cont.)


NOTE 5 - Other Post-Retirement Benefits

     In addition to providing retirement plan benefits, the Company currently provides health care and life insurance benefits for substantially all retired employees under a post-retirement benefit plan (Post-Retirement Plan).

     The Company has adopted SFAS 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" (SFAS 106), effective October 1, 1993. This statement required the Company to change its accounting for these post-retirement benefits from the "pay-as-you-go" (cash) basis to the accrual basis.

     The Company has established Voluntary Employees' Beneficiary Association
(VEBA) trusts for collectively bargained employees and non-bargaining employees. The VEBA trusts are similar to the Company's Retirement Plan trust. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations. Contributions to the VEBA trusts are intended to fund employees' post-retirement health care and life insurance benefits, as well as benefits as they are paid to current retirees.

     The Company has elected to amortize the initial accumulated liability (transition obligation) to net periodic post-retirement benefit cost on a straight-line basis over a 20-year period.

     The following table sets forth the Post-Retirement Plan's funded status, as determined by its consulting actuary, as of October 1, 1993:

(in thousands)
Accumulated Post-Retirement Benefit Obligation          $179,742
Fair Value of Post-Retirement Plan Assets                  7,185
     Transition Obligation                              $172,557

Service Cost                                            $  3,974
Interest Cost                                             13,714
Expected Return on Post-Retirement Plan Assets            (1,035)
Amortization of Transition Obligation                      8,628
     Post-Retirement Benefit Cost for Fiscal 1994       $ 25,281

     Approximately $6,415,000 of post-retirement benefit cost has been recorded for the three months ended December 31, 1993. Of this amount, $707,000 has been deferred for regulatory purposes and $5,708,000 has been recognized in the Consolidated Statement of Income.

     The weighted-average assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% at the beginning and end of the fiscal year. The average assumed annual rate of salary increase for the applicable life insurance plans was 5%.
<PAGE 14>
Item 1.  Financial Statements (Concl.)

     The annual rate of increase in the per capita cost of covered medical care benefits for the active participants and medical plans available to new retirees was assumed to be 13% for 1994; this rate was assumed to decrease gradually to 5.5% by the year 2002 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered medical care benefits for the medical plans not available to new retirees was assumed to be 8% for 1994, 7% for 1995, 6% for 1996 and 5.5% for each year after 1996. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 14% for 1994. This rate was assumed to decrease gradually to 5.5% by the year 2003 and remain level thereafter.

     The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the accumulated post-retirement benefit obligation as of October 1, 1993, would be increased by $26.6 million. This 1% change would also increase the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1994 by $3.1 million.

     Distribution Corporation, Supply Corporation and Penn-York represent virtually all of the Company's total post-retirement benefit costs. The PSC, PaPUC and the FERC have each issued a generic policy statement on SFAS 106. These policy statements essentially allow for the full recovery of post-retirement benefit costs provided amounts collected are funded. Distribution Corporation, Supply Corporation and Penn-York are fully recovering their net periodic post-retirement benefit costs. The Company's current policy is to invest Post-Retirement Plan assets primarily in equity securities and municipal bonds.

NOTE 6 - Commitments and Contingencies

     In addition to the litigation discussed in Part II, Item 1 of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these other regulatory matters, is expected to have a material effect on the financial condition of the Company at this time.
<PAGE 15>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Earnings.

     Net income available for common stock was $31.6 million during the quarter ended December 31, 1993. This includes $3.8 million of earnings related to the cumulative effect of a required change in accounting for income taxes adopted October 1, 1993, in accordance with the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Income before the cumulative effect of the change in accounting for income taxes amounted to $27.8 million, an increase of $1.9 million, or 7%, from the $25.9 million earned during the same period a year ago.

     The increase in earnings, before the cumulative effect of the change in accounting for income taxes, is attributable to higher earnings from the Company's Pipeline and Storage segment, mainly because of the approval of a favorable rate settlement by the Federal Energy Regulatory Commission (FERC) and receipt of a refund of prior costs related to joint storage sites. In addition, the Company's Nonregulated operations showed improved results when compared with the first quarter of last year. The Exploration and Production segment's earnings increased slightly as a result of increased gas and oil production. However, this was largely offset by higher depletion expense. The Company's pipeline construction subsidiary incurred a smaller loss this year compared with last year's first quarter, and earnings of the Company's gas marketing subsidiary improved.

     Earnings from the Company's Utility Operation were down despite colder weather and general rate increases because of the timing of gas cost adjustments in the New York jurisdiction and the loss in margin from the shift of industrial throughput from sales service to transportation service and alternative fuels.

     Earnings per common share were $.86 for the quarter ended December 31, 1993. This includes earnings of $.10 per share related to the cumulative effect of a required change in accounting for income taxes in accordance with SFAS 109. Earnings per common share before the cumulative effect of the change in accounting for income taxes amounted to $.76. This compares to earnings per common share of $.77 for the quarter ended December 31, 1992. Per share amounts reflect a greater number of weighted average shares outstanding in the current period resulting mainly from the sale of 2.5 million shares of common stock on May 20, 1993.
<PAGE 16>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Financial Information by Business Segment.

     The following tables compare System Throughput, Production Volumes, Operating Revenues and Operating Income Before Income Taxes by business segment, with the corresponding prior period:

SYSTEM THROUGHPUT
(millions of cubic feet-MMcf)
                                     Three Months Ended
                                         December 31,
                                  1993     1992    % Change
Utility Operation
 Retail Sales:
  Residential                    26,997   26,636      1.4
  Commercial                      7,722    7,808     (1.1)
  Industrial                      1,716    2,868    (40.2)
                                 36,435   37,312     (2.4)
 Transportation                  12,258   11,165      9.8
                                 48,693   48,477       .4

Pipeline and Storage
 Wholesale Sales*                     -   41,920   (100.0)
 Transportation                  79,771   36,597    118.0
                                 79,771   78,517      1.6

Less-Intersegment Throughput:
 Sales                                -   39,065   (100.0)
 Transportation                  50,121    8,082    520.2
                                 50,121   47,147      6.3

Total System Throughput          78,343   79,847     (1.9)

* Effective August 1, 1993, sales contracts were converted to transportation and storage arrangements as a result of restructuring under FERC Order 636.

PRODUCTION VOLUMES

Exploration and Production
                                     Three Months Ended
                                         December 31,
                                  1993     1992    % Change
Gas Production - (MMcf)
  Gulf Coast                      3,076    1,791     71.7
  West Coast                        208      298    (30.2)
  Appalachia                      1,574    1,675     (6.0)
                                  4,858    3,764     29.1

Oil Production - (Thousands of Barrels)
  Gulf Coast                         99       53     86.8
  West Coast                        102      113     (9.7)
  Appalachia                          3        5    (40.0)
                                    204      171     19.3
<PAGE 17>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

OPERATING REVENUES
(in thousands)
                                     Three Months Ended
                                         December 31,
                                 1993       1992    % Change
 Regulated
 Utility Operation
  Retail Revenues:
   Residential                 $196,660   $184,555     6.6
   Commercial                    50,361     47,588     5.8
   Industrial                     8,394     13,184   (36.3)
                                255,415    245,327     4.1
  Transportation                  8,212      6,734    21.9
  Other                           1,071        733    46.1
                                264,698    252,794     4.7

 Pipeline and Storage
  Wholesale Revenues*                -     158,023  (100.0)
  Storage Service                14,553      8,952    62.6
  Transportation                 22,682      9,251   145.2
  Other                             881        792    11.2
                                 38,116    177,018   (78.5)
Nonregulated
 Exploration and Production      14,332     11,968    19.8
 Other                           14,786      9,031    63.7
                                 29,118     20,999    38.7

Less-Intersegment Revenues       21,801    156,591   (86.1)

                               $310,131   $294,220     5.4

* Effective August 1, 1993, sales contracts were converted to transportation and storage arrangements as a result of restructuring under FERC Order 636.


OPERATING INCOME BEFORE
INCOME TAXES
(in thousands)
                                     Three Months Ended
                                         December 31,
                                 1993       1992    % Change
Regulated
 Utility Operation             $33,632    $35,581     (5.5)
 Pipeline and Storage           16,729     13,946     20.0

Nonregulated
 Exploration and Production      3,584      3,212     11.6
 Other                             635     (1,023)   162.1
                                 4,219      2,189     92.7

Corporate                         (738)      (479)   (54.1)

                               $53,842    $51,237      5.1
<PAGE 18>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Utility Operation.

     Despite increased revenues resulting from a slight increase in Utility throughput and general rate increases in the New York jurisdiction effective July 23, 1993 and in the Pennsylvania jurisdiction effective December 1, 1993, operating income before income taxes for the Utility Operation decreased $1.9 million for the current quarter compared with the same period a year ago. This resulted from slightly higher operation and maintenance expense, from adjustments to gas costs and from a loss in margin from the shift of industrial gas sales to transportation service and to alternative fuels. Approximately 25% of the 1.2 billion cubic feet (Bcf) decline in industrial sales went to oil. However, Distribution Corporation has a revenue sharing mechanism in its New York jurisdiction that will provide a means to recover from its core customers 90% of the margin lost on these sales before the end of the fiscal year. The operation and maintenance expense increase is primarily due to the timing of incurrence of expenses. The decrease in pretax operating income resulting from the adjustments to gas costs relates to certain gas cost adjustments that are always made in the first quarter of the fiscal year based upon a rate year cycle ending August 31. The adjustments in both years decreased gas costs; however, the decrease in gas costs in the current year was less than in the prior year.

     The Utility Operation's earnings should be favorably impacted in the second quarter from the Pennsylvania jurisdiction's new rates, which became effective December 1, 1993, combined with the extremely cold weather experienced in January 1994. However, the impact of weather in the Utility Operation's New York rate jurisdiction is tempered by its weather normalization clause (WNC).

Degree Days

  Three Months Ended December 31:
                                                  Percent Colder
                                                  (Warmer) Than
                         Normal    1993    1992   Normal   Last Year

  Buffalo                 2,261   2,327   2,284     2.9        1.9
  Erie                    2,037   2,183   2,024     7.2        7.9

Rate Matters - Utility Operation. In August 1993, Distribution Corporation filed in its New York rate jurisdiction a request for an annual rate increase of $55.4 million, or 8.5%, with a return on equity of 12.16%. New rates are expected to become effective in late July 1994. Included in the requested rate increase is an initial amount of $24.9 million for the recovery of transition costs arising from FERC Order 636. This represents 3.8% out of the total 8.5% requested increase. The State of New York Public Service Commission (PSC) has not determined its policy with respect to the recovery of transition costs. However, on October 28, 1993, the PSC instituted a state-wide proceeding to review the issues associated with Order 636 restructuring. The PSC currently expects to have this proceeding concluded before the 1994-1995 heating season. Distribution Corporation is actively participating in this state-wide proceeding.
<PAGE 19>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


     While the state-wide proceeding is continuing, the PSC staff, in connection with the above-noted and on-going rate case, has proposed that transition costs allocable to sales customers be recovered from such customers through the monthly Gas Adjustment Clause (GAC). Distribution Corporation has accepted PSC staff's proposal and, effective February 1, 1994, began recovering such costs from sales customers through the GAC. As with all costs included in the GAC mechanism, the ultimate recovery of transition costs is subject to final approval by the PSC. Since recovery of transition costs from transportation customers is still being contested in this rate case, Distribution Corporation will continue to defer amounts relating to those customers until recovery is authorized by the PSC.

     In July 1993, in connection with a previously approved two-year settlement, Distribution Corporation received PSC approval for the second year of this settlement. The approval was for a rate increase of $13.3 million, or 2.1%, for the 12-month period ending July 31, 1994. This rate increase went into effect on July 23, 1993.

     In March 1993, Distribution Corporation filed with the Pennsylvania Public Utility Commission (PaPUC) for an annual rate increase in its Pennsylvania jurisdiction of $33.4 million, or approximately 16.2%, with a return on equity of 12.4%. Included in the requested rate increase was an initial amount of $8.2 million for the recovery of transition costs arising from FERC Order 636. On December 1, 1993, an order was issued by the PaPUC authorizing an annual rate increase of $11.4 million, or 4.9%, exclusive of transition costs. The new rates became effective as of December 1, 1993.

     The PaPUC's December 1 order also addressed certain issues concerning recovery of gas supply realignment (GSR) costs and stranded costs resulting from the implementation of FERC Order 636. Under this order, Distribution Corporation began collecting, effective December 1, 1993, approximately $4 million of GSR and stranded costs from its customers. Distribution Corporation is also allowed quarterly updates for transition cost recovery and has implemented the first such update for an additional $1.5 million, effective as of February 1, 1994. In addition, in connection with its annual purchased gas cost filing, effective August 1, 1993, Distribution Corporation began recovering estimated transition costs from its Pennsylvania customers related to its upstream pipeline suppliers' balances of under-recovered purchased gas costs to be billed to Distribution Corporation as a result of their restructuring under Order 636.

     Distribution Corporation expects to file for an annual rate increase in its Pennsylvania jurisdiction in March 1994, for rates that will become effective in December 1994.

     General rate increases do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.
<PAGE 20>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Pipeline and Storage.

     Operating income before income taxes for the Pipeline and Storage segment increased $2.8 million as compared with the same period a year ago. Several factors contributed to this increase, the most significant of which was the settlement of Supply Corporations rate proceedings, discussed below under "Rate Matters - Pipeline and Storage." Revenues for the quarter ended December 31, 1992 were based upon rates that were in effect, subject to refund. Management reduced those revenues by recording an estimated refund provision accrual. Based upon settlement of these rate proceedings in October 1993, it was determined that the estimated refund provision was too high and revenues were understated in the first quarter of fiscal 1993 by approximately $3.7 million. This revenue was recognized in the fourth quarter of fiscal 1993.

     Partly offsetting the rate settlement impact is the effect of Supply Corporation's Straight Fixed Variable (SFV) rate design under FERC Order 636, which became effective August 1, 1993. Under SFV, substantially all fixed costs are recovered in the demand, or reservation charge, removing the seasonality in the revenue stream and making monthly operating income somewhat flat. The rate design that Supply Corporation was under prior to adopting Order 636 allowed for recovery of approximately 50% of fixed costs in the demand charge and 50% in the commodity charge. Under this prior rate design, more revenue was recognized in periods of high throughput (i.e., winter months). The SFV rate design accounted for an approximate $2.6 million decrease in revenues and pretax operating income for the three months ended December 31, 1993 as compared to the same period of last year. The effect of SFV will create an even greater negative variance for the quarter ending March 31, 1994, but should show a positive variance, relative to the prior year, in the third and fourth quarters of fiscal 1994.

     In addition, for the three months ended December 31, 1993, Supply Corporation recorded the receipt of approximately $1.3 million in refunds from upstream pipeline companies for the correction of prior period overbillings on joint storage operations.

Rate Matters - Pipeline and Storage. For a discussion of the Penn-York and Supply Corporation merger, refer to Note 2 - Regulatory Matters.

     On December 30, 1993, the FERC issued an order approving, with slight modification, an Offer of Settlement (the Settlement), which was filed with the FERC on October 15, 1993, respecting two Supply Corporation rate proceedings. As modified, the Settlement provides for rates that will produce annual revenues of approximately $125 million between July 1, 1992 and July 31, 1993. Rates for the period beginning August 1, 1993 reflect reduced costs after restructuring plus certain settlement concessions and provide for rates that will produce revenues of approximately $121 million annually.

     Supply Corporation expects to file for a rate increase in September 1994, for rates that will become effective in April 1995.
<PAGE 21>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Exploration and Production.

     Operating income before income taxes from the Company's Exploration and Production operations increased $.4 million compared with the same period a year ago. Higher operating revenues of $2.4 million resulted mainly from increased Gulf Coast natural gas production which was more than sufficient to offset lower gas prices. System natural gas production increased 29% and System weighted average gas prices declined $.09 per Mcf for the quarter ended December 31, 1993, compared with the quarter ended December 31, 1992. However, higher revenues from production were mostly offset by an increase in depletion expense. Under this segment's method of computing depletion expense (unit of revenue method) the depletion rate increases in a declining price environment. The low oil price at the end of December 1993 was a significant factor in the higher depletion rate for the quarter.

Other Nonregulated.

     Operating income before income taxes associated with this segment increased $1.7 million from the prior year mainly due to a better performance by UCI, the Company's pipeline construction subsidiary. UCI incurred a smaller loss in this year's first quarter compared with the same period last year. The first quarter of fiscal 1993 included a large unprofitable job for UCI. In addition, NFR, the Company's gas marketing subsidiary, had higher pretax operating income in the quarter ended December 31, 1993 compared with the same period last year as a result of increased volumes marketed.

Income Taxes.

     Income taxes increased $2.3 million for the current quarter mainly because of an increase in pretax income. The increase also reflects the increase in the federal tax rate from 34% to 35%. Section 29 tight sands tax credits related to gas production from qualified gas wells was $432,000 for the quarter ended December 31, 1993 compared with $279,000 for the same period of the prior year. These credits are a direct reduction of income tax expense.

Interest Charges.

     Total interest charges decreased $2 million for the current quarter compared with the same quarter of last year. Interest on long-term debt decreased $1.2 million mainly because of lower interest rates due to refinancing activities that have occurred since November 1992. Other interest decreased $.8 million mainly because of lower interest on short-term debt. Lower average amounts outstanding and lower interest rates caused this decline.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the three month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan and section 401(K) Plans.
<PAGE 22>
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Cont.)


Operating Cash Flow

     Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction. For the three months ended December 31, 1993, a noncash income item also included the cumulative effect of a required change in accounting for income taxes in accordance with SFAS 109.

     Cash provided by operating activities in the Utility Operation and the Pipeline and Storage segments may vary substantially from period to period because of fluctuations in weather, over/under-recovered purchased gas costs, supplier refunds and the impact of rate cases. The impact of weather in the Utility Operation's New York rate jurisdiction is tempered by its WNC.

     Effective August 1, 1993, Supply Corporation restructured under FERC Order
636. As Supply Corporation is no longer in the merchant function, it no longer incurs over/under-recovered purchased gas costs.
 Also, Supply Corporation's
SFV rate design reduces the impact of weather on its cash flow.

     Because of the seasonal nature of the Company's heating business, revenues are relatively high during the quarter ended December 31, and the Consolidated Balance Sheet at the end of December usually shows an increase in cash and temporary cash investments over balances at the end of September. Receivables and unbilled utility revenue historically increase from September to December with the beginning of winter weather.

     The storage gas inventory normally declines during the first and second quarters of the fiscal year and is replenished during the third and fourth quarters. Under the last-in, first-out (LIFO) method of accounting, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statement of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheet and is included under the caption "Other Accruals and Current Liabilities." Such reserve is reduced as the inventory is replenished.

     Net cash provided by operating activities totaled $1.6 million for the quarter, an increase of $7.8 million compared with $6.2 million used by operating activities in the first quarter of last year. This increase reflects the Exploration and Production segment's higher operating revenues and earnings coupled with their increased payable balances.
<PAGE 23>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Investing Cash Flow

Capital Expenditures

     The Company's capital expenditures totaled $34.3 million during the three month period. This total includes $3.2 million of gas production assets acquired in exchange for Company common stock. Total expenditures for the quarter represent 23% of the total capital expenditure budget for fiscal 1994 of $147.2 million. The following table presents first quarter capital expenditures by business segment:

                                (in thousands)    Percentage

         Regulated
          Utility Operation         $13,891          40.5%
          Pipeline and Storage        4,352          12.7

         Nonregulated
          Exploration and Production 15,316          44.6
          Other                         749           2.2
                                     16,065          46.8

                                    $34,308         100.0%

     The bulk of the Utility Operation's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and the installation of new services.

     Pipeline and Storage capital expenditures during the quarter included $1.8 million to increase compression at two locations. In addition, capital expenditures were made for additions, improvements, and replacements to the this segment's transmission and storage systems.

     Supply Corporation's Laurel Fields Storage Project is incurring delays in establishing precedent agreements, thus, capital expenditures related to this project are expected to be delayed until 1996.

     Approximately 73% of the Exploration and Production segment's capital expenditures were made by Seneca for the exploration and development of oil and gas properties, specifically offshore in the Gulf of Mexico and in the Austin Chalk formation in the Northeast Clay field in central Texas. In addition, Empire acquired $3.2 million of natural gas production assets in exchange for Company common stock. This acquisition added approximately 3 Bcf of gas reserves.

     Other Nonregulated capital expenditures included expenditures by UCI for the acquisition of equipment.

     The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. The magnitude of future capital expenditures in the regulated segments depends, to
<PAGE 24>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concl.)


a large degree, upon market conditions coupled with adequate rate relief.

Other

     Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. For the three months ended December 31, 1993, approximately $2.3 million of cash was received related to the sale of Seneca's interest in its Alberta, Canada gas reserves.

Financing Cash Flows

     Consolidated short-term debt increased by $41.8 million during the first quarter. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

     The Company, through Seneca and NFR, is engaged in the gas futures market and in certain natural gas price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas. For further discussion, see disclosure under "Financial Instruments" in Note 1, "Summary of Significant Accounting Policies."

     At December 31, 1993, the Company had Security and Exchange Commission authority remaining under a shelf registration filed in March 1993 to issue and sell up to $320 million of debentures and/or medium-term notes. Depending on market conditions and the requirements of the Company, the Company may issue and sell approximately $100 million of the debentures and/or medium-term notes within the remainder of fiscal 1994. The proceeds of such sales would be used to replace outstanding short-term borrowings, to redeem or discharge higher cost long-term debt, to finance a portion of the Company's capital expenditures and/or for other general corporate purposes.

     In addition to the litigation discussed in Part II, Item 1, of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this other litigation and none of these other regulatory matters are expected to change materially the Company's present liquidity position.

     The Company's present liquidity position is believed to be adequate to satisfy known demands. The Company is reevaluating the treatment of regulatory assets under its indenture covering long-term debt. Based upon a preliminary reevaluation, the Company estimates that it would be permitted, under the covenants of its indenture, to issue approximately $600 million in additional long-term unsecured indebtedness at December 31, 1993. In addition, at December 31, 1993, the Company had unused short-term credit lines of $111.4 million.
<PAGE 25>
Part II.  Other Information

Item 1.  Legal Proceedings

Paragon/TGX Litigation

A.  New York Litigation

     On November 30, 1984, Distribution Corporation commenced an action against Paragon Resources, Inc. (Paragon) and TGX Corp. (collectively Paragon/TGX), in the United States District Court for the Western District of New York (the District Court) seeking a declaratory judgment concerning the contract effect of a December 20, 1983 PSC order (the Disapproval Order). Among other things, that order disapproved a 1974 gas purchase agreement between Distribution Corporation's predecessor in interest, Iroquois Gas Corporation, and Paragon (the "Paragon Contract"). Paragon/TGX counterclaimed for (i) a declaration that the PSC order did not affect the Paragon Contract in any way, whatsoever,
(ii) approximately $4,400,000 in respect of take-or-pay claims, and (iii) unquantified amounts in respect of other alleged breaches of the Paragon Contract. Commencing with its payment for production received in September 1984, Distribution Corporation has paid Paragon/TGX for Paragon Contract gas at prices below those developed by the Paragon Contract's price formula, as the same have been impacted, from time to time, by the Natural Gas Policy Act of 1978 (NGPA).

     On the basis of a Memorandum and Order dated December 10, 1988, the District Court in January 1991 issued a partial summary judgment which declared that, whereas the Disapproval Order abrogated only the Paragon Contract's price term, the legal consequence of such abrogation was to render the Paragon Contract "void and no longer of any force or effect" as of December 20, 1983.

     On December 3, 1991 the U. S. Court of Appeals for the Second Circuit (the Second Circuit) reversed the District Court's partial summary judgment and remanded the case to the District Court for further proceedings. The Second Circuit agreed with the District Court that the Disapproval Order had "voided the Contract's price term," but did not agree that the Paragon Contract as a whole was "voided by the cancellation of the price term." Rather, the Second Circuit found that Paragon/TGX had elected an option available to it under the Paragon Contract to continue that contract, in the aftermath of the Disapproval Order, at "a price consistent with" that order.

     In a letter dated December 13, 1991, TGX demanded that Distribution Corporation pay it $21,874,042 (including interest), alleged to represent the difference between the amount received by Paragon/TGX in respect of Paragon Contract gas delivered during the period September 1984 through October 1991, and the amount allegedly due TGX in respect of such gas during such period. Distribution Corporation rejected TGX's demand.

     By Order entered March 23, 1992, the District Court granted Distribution Corporation permission to amend its reply to Paragon/TGX's counterclaims to allege, among other things, (i) Distribution Corporation's "termination" of the Paragon Contract by letter effective February 1, 1988; (ii) Paragon's pre-September 1984 repudiation of the Paragon Contract; and (iii) the PSC's "primary jurisdiction" to interpret the Disapproval Order as respects "a price consistent" therewith. With respect to (iii) above, Distribution Corporation
<PAGE 26>
Item 3.  Legal Proceedings - (Cont.)


notes that the New York State Public Service Law provides that no charge for gas made pursuant to a contract with a New York gas utility shall exceed the "just and reasonable charge" for such gas. In response to Distribution Corporation's motion for partial summary judgment in respect of the defense denominated (ii) above, the District Court, in a Memorandum and Order entered July 10, 1992, as revised by a Memorandum and Order entered March 1, 1993, denied Distribution Corporation's summary judgment motion (due to a perceived question of fact as to the occurrence of a condition precedent to Paragon's pre-September 1984 contract repudiation), but confirmed Distribution Corporation's right to assert the repudiation defense upon the trial of the action.

     On January 4, 1993, the District Court entered a non-final order purportedly responsive to a February 13, 1992 Paragon/TGX motion. The order purports to declare that, by voiding the Paragon Contract price escalation mechanism effective December 31, 1983, the PSC's 1983 Disapproval Order effectively capped the Paragon Contract price, at the lesser, from time to time, of (i) the 1983 Paragon Contract summer/winter "base prices," or (ii) the applicable "Natural Gas Ceiling Prices" set forth in 18 CFR paragraph 271.101 Table I. Under date of January 19, 1993 Distribution Corporation sought rehearing, reargument, reconsideration and clarification of the January 4, 1993 order. On July 12, 1993, the District Court filed a Memorandum and Order granting in part the January 19, 1993 motion. The July 12, 1993 Order stated that, while the January 4, 1993 Memorandum and Order did determine that an obligation on Distribution Corporation's part to pay for gas purchased pursuant to the gas purchase agreement at the applicable NGPA ceiling price arose out of the conduct of the parties after the NGPA became effective and that the PSC Order issued December 20, 1983 did not relieve Distribution Corporation of such obligation, it did not determine the just and reasonable price for the gas pursuant to Public Service Law section 110(4), set a contract price for the duration of the contract, resolve any defenses presented by Distribution Corporation, determine whether such obligation continues until the present time, or rule on any deregulation issues.

     Other motions are pending before the District Court regarding the amendment of the pleadings of the parties and a request by TGX that Distribution Corporation be required to pay a higher price for Paragon Contract gas.

B.  Louisiana Litigation

     On February 22, 1990, TGX, the purported assignee of the Paragon Contract, filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Louisiana (the Bankruptcy Court). Thereafter TGX commenced a "turnover" proceeding against Distribution Corporation, premised upon TGX's December 13, 1991 payment demand described above under "New York Litigation." Pursuant to a partial settlement agreement between TGX and Distribution Corporation, approved by the Bankruptcy Court in August 1992, TGX has withdrawn the "turnover" proceeding and Distribution Corporation has paid to TGX $2,940,000 in consideration of, among other things, TGX's release of Distribution Corporation from the cause of action asserted in the "turnover" proceeding. TGX is still
<PAGE 27>
Item 3.  Legal Proceedings - (Concl.)


free to pursue its breach of contract counterclaims in the New York Litigation. However, the $2,940,000 paid by Distribution Corporation to TGX will be credited against the amount, if any, which is ultimately adjudged due TGX and/or Paragon in the New York Litigation.

C.  State Commission Proceedings

     By its "Order Instituting Proceeding," issued in Case 93-G-0352, et al., and effective April 28, 1993, the PSC granted Distribution Corporation deferral authority in respect of the New York allocable share ($2,006,000) of the partial settlement payment described above under "Louisiana Litigation" and instituted a proceeding designed to address Distribution Corporation's request for recovery authority in respect of that amount. Distribution Corporation has received authority to treat the Pennsylvania allocable share ($934,000) of the partial settlement payment as a gas cost experienced during the twelve (12) month period ending November 30, 1992.

     The PSC proceeding is also expected to address Distribution Corporation's recovery in New York of gas costs incurred in respect of the Paragon Contract during the reconciliation period September 1, 1991 through August 30, 1992. Finally, the PSC proceeding is expected to include the review of the Paragon Contract in light of the "just and reasonable" standard of the New York Public Service Law. The parties to the PSC proceeding have submitted testimony and will submit briefs to the Administrative Law Judge.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
               Exhibit
               Number             Description of Exhibit

                 (12)             Statements regarding Computation of Ratios:

                                  Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1993.

                 (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 1993 and 1992.

     (b)  Reports on Form 8-K
            None
<PAGE 28>
                                   SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.




                                                 NATIONAL FUEL GAS COMPANY

                                                        (Registrant)









                                                 /S/ Joseph P. Pawlowski
                                                 Joseph P. Pawlowski
                                                 Treasurer and Principal
                                                 Accounting Officer





Date:  February 14, 1994