Form 10-Q
period 1994-03-31
NATIONAL FUEL GAS CO
filed 1994-05-12
CIK 70145

<PAGE 1>
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
         (Mark One)
           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994

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

Common stock, $1 par value, outstanding at April 30, 1994: 37,131,170 shares.
<PAGE 2>
Company or Group of Companies for which Report is Filed:

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                Corporation)
               National Fuel Gas Supply Corporation (Supply Corporation) Penn-York Energy Corporation (Penn-York)
               Seneca Resources Corporation (Seneca)
               Empire Exploration, Inc. (Empire)
               Utility Constructors, Inc. (UCI)
               Highland Land & Minerals, Inc. (Highland)
               Leidy Hub, Inc. (Leidy Hub)
               Data-Track Account Services, Inc. (Data-Track)
               National Fuel Resources, Inc. (NFR)

                                     INDEX

               Part I. Financial Information                           Page

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months and
            Six Months Ended March 31, 1994 and 1993                   3 - 4

        b.  Consolidated Balance Sheet - March 31, 1994 and
            September 30, 1993                                         5 - 6

        c.  Consolidated Statement of Cash Flows - Six
            Months Ended March 31, 1994 and 1993                         7

        d.  Notes to Consolidated Financial Statements                 8 - 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          16 - 26


               Part II. Other Information

Item 1.  Legal Proceedings                                            27 - 29

Item 2.  Changes in Securities                                              *

Item 3.  Defaults Upon Senior Securities                                    *

Item 4.  Submission of Matters to a Vote of Security Holders               29

Item 5.  Other Information                                                 30

Item 6.  Exhibits and Reports on Form 8-K                                  30

Signature                                                                  31

 * The Company has nothing to report under this item.
<PAGE 3>
Part I. - Financial Information
Item 1. - Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                           1994          1993
                                                         (Thousands of Dollars)
INCOME
Operating Revenues                                        $473,722     $391,790

Operating Expenses
  Purchased Gas                                            251,998      188,732
  Operation Expense                                         71,572       64,278
  Maintenance                                                9,646        6,472
  Property, Franchise and Other Taxes                       37,206       32,079
  Depreciation, Depletion and Amortization                  18,744       18,051
  Income Taxes - Net                                        29,870       24,983
                                                           419,036      334,595

Operating Income                                            54,686       57,195
Other Income                                                   776        1,176
Income Before Interest Charges                              55,462       58,371

Interest Charges
  Interest on Long-Term Debt                                 8,865        9,516
  Other Interest                                             2,758        3,695
                                                            11,623       13,211

Net Income Available for Common Stock                       43,839       45,160

EARNINGS REINVESTED IN THE BUSINESS

Balance at January 1                                       353,342      327,554
                                                           397,181      372,714
Dividends on Common Stock
 (1994 - $.385; 1993 - $.375)                               14,230       12,749

Balance at March 31                                       $382,951     $359,965

Earnings Per Common Share                                    $1.18        $1.33

Weighted Average Common Shares Outstanding              37,049,775   33,988,070

                See Notes to Consolidated Financial Statements
<PAGE 4>
Item 1. - Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)

                                                            Six Months Ended
                                                               March 31,
                                                           1994          1993
                                                         (Thousands of Dollars)
INCOME
Operating Revenues                                        $783,854     $686,010

Operating Expenses
  Purchased Gas                                            396,156      322,745
  Operation Expense                                        135,120      126,268
  Maintenance                                               15,062       12,328
  Property, Franchise and Other Taxes                       62,489       56,664
  Depreciation, Depletion and Amortization                  36,629       34,590
  Income Taxes - Net                                        44,967       37,768
                                                           690,423      590,363

Operating Income                                            93,431       95,647
Other Income                                                 1,815        2,686
Income Before Interest Charges                              95,246       98,333

Interest Charges
  Interest on Long-Term Debt                                17,748       19,587
  Other Interest                                             5,859        7,644
                                                            23,607       27,231
Income Before Cumulative Effect                             71,639       71,102
Cumulative Effect of Change in
 Accounting for Income Taxes                                 3,826            -

Net Income Available for Common Stock                       75,465       71,102

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                       335,907      314,334
                                                           411,372      385,436
Dividends on Common Stock
 (1994 - $.77 ; 1993 - $.75)                                28,421       25,471

Balance at March 31                                       $382,951     $359,965

Earnings Per Common Share
Income Before Cumulative Effect                              $1.95        $2.09
Cumulative Effect of Change in
 Accounting for Income Taxes                                   .10            -

Net Income Available for Common Stock                        $2.05        $2.09

Weighted Average Common Shares Outstanding              36,899,747   33,948,193

                See Notes to Consolidated Financial Statements
<PAGE 5>
Item 1.  Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheet

                                                       March 31,
                                                         1994     September 30,
                                                     (Unaudited)      1993
                                                       (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                         $2,070,661     $2,039,436
   Less - Accumulated Depreciation, Depletion
     and Amortization                                    571,864        561,433
                                                       1,498,797      1,478,003
Current Assets
   Cash and Temporary Cash Investments                    19,713         13,595
   Receivables - Net                                     210,869         86,957
   Unbilled Utility Revenue                               54,180         27,210
   Gas Stored Underground                                  4,301         22,120
   Materials and Supplies - at average cost               21,982         20,848
   Unrecovered Purchased Gas Costs                         2,994         20,772
   Prepayments                                            23,428         17,094
                                                         337,467        208,596

Other Assets
   Recoverable Future Taxes                              104,156              -
   Deferred Contract Reformation Costs                    14,394         24,862
   Unamortized Debt Expense                               27,115         28,735
   Other Regulatory Assets                                37,429         37,788
   Deferred Charges                                        6,005          2,249
   Other                                                  23,839         21,307
                                                         212,938        114,941

                                                      $2,049,202     $1,801,540



















                See Notes to Consolidated Financial Statements
<PAGE 6>
Item 1.  Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheet

                                                       March 31,
                                                         1994     September 30,
                                                     (Unaudited)      1993
                                                       (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,096,941 Shares and 36,661,008
    Shares, Respectively                              $   37,097     $   36,661
   Paid in Capital                                       373,937        363,677
   Earnings Reinvested in the Business                   382,951        335,907
Total Common Stock Equity                                793,985        736,245
Long-Term Debt                                           478,417        478,417
Total Capitalization                                   1,272,402      1,214,662

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                     179,600        196,800
   Accounts Payable                                       70,120         42,893
   Amounts Payable to Customers                           16,036         40,776
   Other Accruals and Current Liabilities                158,958         69,523
                                                         424,714        349,992

Deferred Credits
   Taxes Refundable to Customers                          31,985              -
   Unamortized Investment Tax Credit                      14,401         14,743
   Accumulated Deferred Income Taxes                     273,596        188,793
   Other Deferred Credits                                 32,104         33,350
                                                         352,086        236,886
Commitments and Contingencies                                  -              -

                                                      $2,049,202     $1,801,540













                See Notes to Consolidated Financial Statements
<PAGE 7>
Item 1. - Financial Statements (Cont.)
                           National Fuel Gas Company
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                            Six Months Ended
                                                                March 31,
                                                           1994          1993
                                                         (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock                  $ 75,465    $ 71,102
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Effect of Noncash Adjustments:
         Cumulative Effect of Change in
          Accounting for Income Taxes                       (3,826)          -
         Depreciation, Depletion and Amortization           36,629      34,590
         Deferred Income Taxes                               2,031         113
         Other                                               3,082       3,014
                                                           113,381     108,819
      Change in:
         Receivables and Unbilled Utility Revenue         (150,882)   (140,352)
         Gas Stored Underground and Materials and
          Supplies                                          16,685      25,419
         Unrecovered Purchased Gas Costs                    17,778      13,033
         Prepayments                                        (6,334)     (8,094)
         Accounts Payable                                   27,227      21,295
         Amounts Payable to Customers                      (24,741)     (3,613)
         Other Accruals and Current Liabilities            103,903      81,514
         Other Assets and Liabilities - Net                  3,561      (7,348)
Net Cash Provided by
 Operating Activities                                      100,578      90,673

INVESTING ACTIVITIES
   Capital Expenditures                                    (57,197)    (56,993)
   Other                                                     3,002           7
Net Cash Used in Investing Activities                      (54,195)    (56,986)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                  (17,200)   (57,200)
   Proceeds from Issuance of Long-Term Debt                      -     99,000
   Reduction of Long-Term Debt                                   -   (111,380)
   Proceeds from Issuance of Common Stock                    5,228      2,502
   Dividends Paid on Common Stock                          (28,293)   (25,403)
Net Cash Used in
 Financing Activities                                      (40,265)   (92,481)

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                                  6,118    (58,794)

Cash and Temporary Cash Investments
 at October 1                                               13,595     76,278

Cash and Temporary Cash Investments at March 31           $ 19,713   $ 17,484

                See Notes to Consolidated Financial Statements
<PAGE 8>
Item 1.  Financial Statements (cont.)

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

     The earnings for the six months ended March 31, 1994 should not be taken as a prediction for the fiscal year ending September 30, 1994, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Rate Refunds. Supply Corporation and Penn-York collect revenues subject to refund if a final rate case settlement is pending. Estimated rate refunds are recorded which reflect management's current estimate as to the ultimate outcome of each rate case.

     On October 15, 1993, Supply Corporation filed a Stipulation and Agreement (the Settlement) with the Federal Energy Regulatory Commission (FERC) respecting two rate proceedings, which resolved all the issues in these proceedings. On December 30, 1993, the FERC issued an order approving the Settlement, with slight modification. Supply Corporation refunded to its customers $13,600,000, including interest, during the second quarter of fiscal 1994. Distribution Corporation will pass back its portion of this refund to its customers over a one year period beginning in March 1994 in New York and a one year period beginning in August 1994 in Pennsylvania.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 1994 and 1993, amounted to $24,453,000 and $25,813,000, respectively. Net income taxes paid during the six months ended March 31, 1994 and 1993 amounted to $15,616,000 and $9,052,000, respectively.
<PAGE 9>
Item 1.  Financial Statements (cont.)


     On December 10, 1993, the Company entered into a non-cash investing activity whereby it issued 108,396 shares of Company common stock to Empire, which in turn exchanged those shares for approximately $3,200,000 of natural gas production assets.

Reclassification. The cost of transporting gas is included on the Consolidated Statement of Income in "Purchased Gas." Prior period amounts have been reclassified to conform with current period presentation.

Financial Instruments. Seneca has entered into certain price swap agreements to effectively manage a portion of the market risk associated with fluctuations in the price of natural gas. The agreements call for Seneca to make monthly payments to (or receive payments from) other parties based upon the differential between a fixed and a variable price as specified by the contract. The current agreements run through December 1994 and have a remaining notional amount of 9,900,000 million British Thermal Units of natural gas equivalent at March 31, 1994.

     NFR participates in the gas futures market to lock in natural gas prices to decrease volatility related to fluctuations in market prices. Gains or losses resulting from changes in the market value of these transactions are deferred until the hedged commodity transaction occurs.

     Seneca and NFR are exposed to credit risk in the event of nonperformance by counterparties on natural gas swaps and futures, but Seneca and NFR do not anticipate nonperformance by any of these counterparties.

     Management does not expect the gas futures or swap agreements to have a material effect on either the results of operations or the financial condition of the Company.

     The Company has SEC authority to enter into interest rate swaps associated with short-term borrowings up to a notional amount of $200,000,000. Currently, the Company does not have any interest rate swap agreements outstanding.

NOTE 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industry-wide restructuring under FERC Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies. Distribution Corporation's current estimate of these transition costs, including its allocable share of Supply Corporation's transition costs, is approximately $147,000,000. The majority of these costs relate to gas supply realignment (GSR) and stranded costs. This estimate was determined from information provided in the Order 636 compliance filings of Supply Corporation and the five interstate pipeline companies that directly serve Supply Corporation, and is exclusive of any potential stranded costs related to production plant or gathering facilities which pipeline companies, including Supply Corporation, may file for at a future date and any potential GSR costs charged by an upstream supplier, which are subject to the outcome of its bankruptcy proceedings. To date, approximately $26,100,000 of transition costs have been accepted by the FERC for billing to Distribution Corporation or
<PAGE 10>
Item 1.  Financial Statements (cont.)


Supply Corporation, subject to refund. This is exclusive of $14,687,000 of Supply Corporation's over-recovered purchased gas costs refunded to Distribution Corporation on September 30, 1993. Distribution Corporation has been and will continue to be actively challenging relevant FERC filings made by the upstream pipeline companies to ensure the eligibility and prudency of all transition cost claims. This industry-wide issue will potentially involve years of rate proceedings before the FERC and state commissions.

     Currently, Distribution Corporation has estimated that transition costs allocable to the Pennsylvania jurisdiction are approximately $50,600,000. On October 15, 1993, the Pennsylvania Public Utility Commission (PaPUC) issued a policy statement on the recovery of transition costs. The policy statement permits local distribution companies, such as Distribution Corporation, the opportunity for full recovery of GSR and stranded costs from customers through a separate surcharge, and recovery of under-recovered purchased gas costs (Account 191 costs) and costs related to new facilities from sales customers through gas cost recovery rates. Effective August 1, 1993, Distribution Corporation began recovering Account 191 transition costs from its Pennsylvania sales customers in connection with its annual purchased gas cost filing. On December 1, 1993, the PaPUC issued an order on certain issues concerning recovery of GSR and stranded costs by Distribution Corporation in connection with its March 31, 1993 rate filing with the PaPUC. Under this order, Distribution Corporation began collecting, effective December 1, 1993, approximately $4,000,000 of GSR and stranded costs from its customers. Distribution Corporation is also allowed quarterly updates for transition cost recovery and has implemented the first two such updates for an additional net $1,166,000, effective as of February 1 and May 1, 1994.

     In its August 27, 1993 rate filing with the State of New York Public Service Commission (PSC), Distribution Corporation filed for recovery of an initial annual amount of $24,900,000 of estimated transition costs. Currently, total estimated transition costs for the New York jurisdiction are approximately $96,400,000. The PSC has not determined its policy with respect to the recovery of transition costs. However, on October 28, 1993, the PSC instituted a state-wide proceeding to review the issues associated with Order 636 restructuring. The PSC staff, in connection with this state-wide proceeding, has recently recommended that transition costs, exclusive of Account 191 costs, be allocated between sales and transportation customers.
The PSC currently expects to have this proceeding concluded before the 1994-1995 heating season. Distribution Corporation is actively participating in this state-wide proceeding.

     While the state-wide proceeding is continuing, the PSC staff, in connection with the above-noted and on-going rate case, has proposed that transition costs allocable to sales customers be recovered from such customers through the monthly Gas Adjustment Clause (GAC). Distribution Corporation has accepted the PSC staff's proposal and, effective February 1, 1994, began recovering such costs from sales customers through the GAC. As with all costs included in the GAC mechanism, the ultimate recovery of transition costs is subject to final approval by the PSC. Since recovery of transition costs from transportation customers is still being contested in this rate case, Distribution Corporation will continue to defer amounts relating to those customers until the PSC reaches a decision on this matter.
<PAGE 11>
Item 1.  Financial Statements (cont.)


     In his April 19, 1994 recommended decision in Distribution Corporation's August 27, 1993 rate filing, the Administrative Law Judge recommended that all transition costs be collected from sales customers through the monthly GAC. Distribution Corporation is contesting this methodology and believes that a portion of transition costs should be recovered from transportation customers.

     Management believes that any transition costs resulting from the implementation of Orders 636, 636-A and 636-B should be fully recoverable from the respective customers of Supply Corporation and Distribution Corporation to the extent such costs are prudently incurred.

NOTE 3 - Corporate Realignment

Penn-York/Supply Corporation Merger. On January 19, 1994, the FERC issued an order approving the merger of Penn-York into Supply Corporation. After the merger, Supply Corporation will continue to provide all the services Penn-York currently provides under the same rates, terms and conditions. On March 4, 1994, the SEC approved the merger. The expected date of the Penn-York/Supply Corporation merger is July 1, 1994.

Empire/Seneca Merger. On April 26, 1994, the Company received SEC approval to combine its Appalachian, Gulf Coast and West Coast exploration and production operations under Seneca through the merger of Empire into Seneca. Supply Corporation's exploration and production activities have already been transferred to Empire, effective January 1, 1994. The expected date of the Empire/Seneca merger is July 1, 1994.

     These mergers, which will combine all of the Company's natural gas storage services into Supply Corporation and all of the Company's exploration and production operations into Seneca, should serve to provide operational efficiencies.

NOTE 4 - Income Taxes

     On October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, deferred taxes were provided for the tax effects of timing differences between financial reporting purposes and tax reporting purposes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

     The cumulative effect of this change increased net income by $3,826,000 as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations. A reduction in recorded deferred income taxes associated with rate-regulated activities of $31,985,000 has been reclassified to a regulatory liability since such amounts are expected to be refundable to customers under regulatory procedures.
<PAGE 12>
Item 1.  Financial Statements (cont.)

     In addition, under SFAS 109, the Company is required to recognize additional deferred tax liabilities and assets for timing differences on which deferred tax treatment was not permitted by regulatory authorities. The recognition of these deferred tax balances had no effect on earnings due to the recording of corresponding regulatory assets representing future amounts collectible from customers in the rate-making process. Upon adoption of SFAS 109, the additional deferred taxes amounted to $104,156,000.

     At March 31, 1994, the deferred tax liabilities (assets) were comprised of the following (in thousands):
                                            Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of tax over book depreciation        $176,839          $     -
    Exploration and intangible well
     drilling costs                               73,188                -
    Other                                         65,404                -
       Total Deferred Tax Liabilities            315,431                -

 Deferred Tax Assets:
    Deferred investment tax credits               (8,793)               -
    Overheads capitalized for tax purposes        (8,697)               -
    Tax credit carryforwards                      (5,106)               -
    Provisions for rate contingencies and
     refunds                                           -             (621)
    Unrecovered purchased gas costs                    -           (1,951)
    Other                                        (19,239)               -
        Total Deferred Tax Assets                (41,835)          (2,572)
        Total Net Deferred Income Taxes         $273,596          $(2,572)

  * Included on the Consolidated Balance Sheet in "Other Accruals and Current Liabilities."

     The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):
                                                   Six Months Ended
                                                       March 31,
                                                1994             1993
Operating Expenses:
 Current Income Taxes -
  Federal                                      $37,756            $33,942
  State                                          5,180              3,713

 Deferred Income Taxes                           2,031                113
                                                44,967             37,768

Other Income
 Deferred Investment Tax Credit                   (343)              (350)

Cumulative effect prior to
 October 1, 1993 of applying SFAS
 No. 109                                        (3,826)                 -

Total Income Taxes                             $40,798            $37,418
<PAGE 13>
Item 1.  Financial Statements (cont.)


     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                   Six Months Ended
                                                       March 31,
                                                1994             1993


 Net income available for common stock           $75,465          $71,102
 Total income taxes                               40,798           37,418

 Income before income taxes                      116,263          108,520

 Income tax expense, computed at
    statutory rate of 35% in 1994
    and 34% in 1993                               40,692           36,897

 Increase (reduction) in taxes resulting from:
    Current state income taxes                     3,366            2,451
    Depreciation                                   1,128            1,342
    Production tax credits                          (751)          (1,265)
    Miscellaneous                                    189           (2,007)


 Income taxes before cumulative effect            44,624           37,418
 Cumulative effect prior to October 1, 1993 of
    applying SFAS No. 109                         (3,826)               -

    Total Income Taxes                           $40,798          $37,418


NOTE 5 - Capitalization

Common Stock. During the six months ended March 31, 1994, the Company issued 123,022 shares of common stock under the Company's Customer Stock Purchase Plan and 59,600 shares to participants in the Company's section 401(k) plans.

     In December 1993, 121,494 shares of restricted stock were awarded under the 1993 Award and Option Plan. Restrictions on 113,494 shares will lapse respecting approximately one-sixth of such shares on each January 2, 1996 through 2001. Restrictions on 8,000 shares will lapse respecting approximately one-fourth of such shares on each January 2, 2001 through 2004.

     In December 1993, the Company issued 108,396 shares of common stock to Empire, which in turn exchanged those shares for approximately $3,200,000 of natural gas production assets.

     The Company has $19,917,000 remaining outstanding principal amount of 9-1/2% debentures due July 1, 2019, which it intends to call on July 1, 1994 in anticipation of refinancing with lower cost debt.
<PAGE 14>
Item 1.  Financial Statements (cont.)


NOTE 6 - Other Post-Retirement Benefits

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

     The Company has established Voluntary Employees' Beneficiary Association
(VEBA) trusts for collectively bargained employees and non-bargaining employees. The VEBA trusts are similar to the Company's Retirement Plan trust. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations. Contributions to the VEBA trusts are made to fund employees' post-retirement health care and life insurance benefits, as well as benefits as they are paid to current retirees.

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

     Approximately $16,560,000 of post-retirement benefit cost has been recorded for the six months ended March 31, 1994. Of this amount, $1,073,000 has been deferred for regulatory purposes and $15,487,000 has been recognized in the Consolidated Statement of Income.

     The weighted-average assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% at the beginning and end of the fiscal year. The average assumed annual rate of salary increase for the applicable life insurance plans was 5%.

     The annual rate of increase in the per capita cost of covered medical care benefits for the active participants and medical plans available to new retirees was assumed to be 13% for 1994; this rate was assumed to decrease
<PAGE 15>
Item 1.  Financial Statements (Concl.)


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

NOTE 7 - Commitments and Contingencies

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


RESULTS OF OPERATIONS

Earnings.

     Net income available for common stock for the quarter ended March 31, 1994 was $43.8 million, or $1.18 per common share. This compares with $45.2 million or $1.33 per common share, for the quarter ended March 31, 1993.

     Net income available for common stock for the six months ended March 31, 1994 was $75.5 million, or $2.05 per common share. This includes $3.8 million of earnings, or $.10 per common share, related to the cumulative effect of a required change in accounting for income taxes adopted October 1, 1993, in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Income before the cumulative effect of the change in accounting for income taxes amounted to $71.6 million, or $1.95 per common share. Net income available for common stock for the six months ended March 31, 1993 was $71.1 million, or $2.09 per common share.

     Per share amounts reflect a greater number of weighted average shares outstanding in the current periods resulting mainly from the sale of 2.5 million shares of common stock on May 20, 1993.

     The decrease in earnings for the quarter ended March 31, 1994, compared with the same quarter of the prior year, is attributable mainly to lower earnings of the Company's Pipeline and Storage segment. This resulted primarily from the Federal Energy Regulatory Commission's (FERC) mandated change, under Order 636, in Supply Corporation's rate design which reduces the seasonality of its annual revenues. This was partially offset by an increase in rates for both Supply Corporation and the Utility Operation in New York and Pennsylvania. The Company's nonregulated operations showed mixed results for the quarter. The Exploration and Production segment's earnings were down despite increased oil and gas production and higher gas prices, as greater income tax expense resulted partly from a decline in the Section 29 tight sands tax credit. The earnings of the Other Nonregulated segment increased because of higher earnings from the Company's gas marketing subsidiary and timber operations. In addition, the Company's pipeline construction subsidiary incurred a smaller loss this year compared with last year's second quarter.

     The increase in net income, before the cumulative effect of the change in accounting for income taxes, for the six month's ended March 31, 1994, compared with the same period of last year, is attributable mainly to increased rates in the Company's regulated operations, partially offset by the change in rate design of Supply Corporation, discussed above, and higher earnings of the Company's nonregulated operations.

     A more detailed discussion of current period results can be found in the business segment information that follows.
<PAGE 17>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Financial Information by Business Segment.

     The following tables compare System Throughput, Production Volumes, Operating Revenues and Operating Income Before Income Taxes by business segment, with the corresponding prior periods:

SYSTEM THROUGHPUT
(millions of cubic feet-MMcf)
                       Three Months Ended            Six Months Ended
                            March 31,                   March 31,
                     1994     1993 %Change        1994     1993 %Change
Utility Operation
 Retail Sales:
  Residential       42,627   40,095   6.3        69,624   66,732   4.3
  Commercial        13,318   12,060  10.4        21,040   19,867   5.9
  Industrial         3,129    2,044  53.1         4,845    4,912  (1.4)
                    59,074   54,199   9.0        95,509   91,511   4.4
 Transportation     16,719   15,573   7.4        28,977   26,738   8.4
                    75,793   69,772   8.6       124,486  118,249   5.3

Pipeline and Storage
 Wholesale Sales*        -   58,238(100.0)            -  100,158(100.0)
 Transportation    109,053   37,789 188.6       188,824   74,387 153.8
                   109,053   96,027  13.6       188,824  174,545   8.2
Less-Intersegment
 Throughput:
 Sales                   -   55,073(100.0)            -   94,138(100.0)
 Transportation     71,425   10,461 582.8       121,546   18,543 555.5
                    71,425   65,534   9.0       121,546  112,681   7.9
Total System
 Throughput        113,421  100,265  13.1       191,764  180,113   6.5

* Effective August 1, 1993, sales contracts were converted to transportation and storage arrangements as a result of restructuring under FERC Order 636.

PRODUCTION VOLUMES

Exploration and Production
                       Three Months Ended            Six Months Ended
                            March 31,                   March 31,
                     1994     1993  %Change       1994     1993 %Change

Gas Production - (MMcf)
  Gulf Coast         4,439   3,658  21.4          7,516   5,450  37.9
  West Coast           174     284 (38.7)           381     582 (34.5)
  Appalachia         1,537   1,646  (6.6)         3,123   3,321  (6.0)
                     6,150   5,588  10.1         11,020   9,353  17.8

Oil Production - (Thousands of Barrels)
  Gulf Coast           153     114  34.2            252     167  51.0
  West Coast            92     106 (13.2)           194     219 (11.4)
  Appalachia             2       2     -              6       7 (14.3)
                       247     222  11.3            452     393  15.0
<PAGE 18>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

OPERATING REVENUES
(in thousands)
                       Three Months Ended            Six Months Ended
                           March 31,                    March 31,
                     1994    1993  % Change       1994    1993  %Change
 Regulated
 Utility Operation
  Retail Revenues:
   Residential      $297,836 $254,936  16.8      $494,496 $439,490  12.5
   Commercial         85,117   68,997  23.4       135,478  116,585  16.2
   Industrial         15,611    9,964  56.7        24,005   23,148   3.7
                     398,564  333,897  19.4       653,979  579,223  12.9
  Off-System Sales     1,757        -     -         1,757        -     -
  Transportation      13,026   10,926  19.2        21,238   17,661  20.3
  Other                1,121      966  16.0         2,192    1,699  29.0
                     414,468  345,789  19.9       679,166  598,583  13.5

 Pipeline and Storage
  Wholesale Revenues*      -  174,338(100.0)            -  332,361(100.0)
  Storage Service     15,100    9,671  56.1        29,653   18,623  59.2
  Transportation      23,295   10,218 128.0        45,977   19,469 136.2
  Other                1,064      578  84.1         1,945    1,370  42.0
                      39,459  194,805 (79.7)       77,575  371,823 (79.1)
Nonregulated
 Exploration and
 Production           18,656   15,790  18.2        32,988   27,758  18.8
 Other                23,174   10,052 130.5        37,960   19,083  98.9
                      41,830   25,842  61.9        70,948   46,841  51.5
Less-Intersegment
 Revenues             22,035  174,646 (87.4)       43,835  331,237 (86.8)

                    $473,722 $391,790  20.9      $783,854 $686,010  14.3

* Effective August 1, 1993, sales contracts were converted to transportation and storage arrangements as a result of restructuring under FERC Order 636.

OPERATING INCOME BEFORE
INCOME TAXES
(in thousands)         Three Months Ended            Six Months Ended
                           March 31,                    March 31,
                     1994    1993  % Change       1994    1993  %Change
Regulated
 Utility Operation   $61,289 $56,829   7.8      $ 94,921 $ 92,409  2.7
 Pipeline and Storage 16,553  21,588 (23.3)       33,281   35,534 (6.3)

Nonregulated
 Exploration and
 Production           6,380    5,126  24.5         9,964    8,338  19.5
 Other                1,203     (747)261.0         1,838   (1,769)203.9
                      7,583    4,379  73.2        11,802    6,569  79.7

Corporate              (869)    (618)(40.6)       (1,606)  (1,097)(46.4)

                    $84,556  $82,178   2.9      $138,398 $133,415   3.7
<PAGE 19>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Utility Operation.

    Operating income before income taxes for the Utility Operation for the quarter and six months ended March 31, 1994, increased $4.5 million and $2.5 million, respectively, as compared with the same periods a year ago. Total throughput for the Utility Operation increased 6 billion cubic feet (Bcf) and
6.2 Bcf for the quarter and six month period, respectively, mainly as a result of colder weather in the Company's service territory. The increase in operating revenues for this segment reflects increased gas costs due to higher throughput and higher average prices of gas as well as general rate increases effective July 23, 1993 in the New York jurisdiction and December 1, 1993 in the Pennsylvania jurisdiction. However, the earnings impact of colder weather experienced by the Utility Operation's New York jurisdiction was tempered by its weather normalization clause (WNC), which serves to diminish the impact on earnings of deviations from normal weather. For the quarter and six months ended March 31, 1994, Distribution Corporation's WNC resulted in a benefit to its customers of $5.3 million and $6.5 million, respectively. In addition, the severe cold weather during January and February 1994 caused an unusually high number of repairs of line leaks thus increasing operation and maintenance expense for the quarter by approximately $1.7 million.

Degree Days

  Three Months Ended March 31:
                                                  Percent Colder
                                                      Than
                         Normal    1994    1993   Normal   Last Year

  Buffalo                 3,345   3,622   3,383     8.3        7.1
  Erie                    3,189   3,554   3,164    11.4       12.3

  Six  Months Ended March 31:

  Buffalo                 5,606   5,949   5,667     6.1        5.0
  Erie                    5,226   5,737   5,188     9.8       10.6

Rate Matters - Utility Operation.

    New York Jurisdiction:

    In August 1993, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $55.4 million, or 8.5%, with a return on equity of 12.16%. Included in the requested rate increase was an initial amount of $24.9 million for the recovery of transition costs arising from FERC Order 636. This represented 3.8% out of the total 8.5% requested increase.

    The State of New York Public Service Commission (PSC) has not determined its policy with respect to the recovery of transition costs. However, on October 28, 1993, the PSC instituted a state-wide proceeding to review the issues associated with Order 636 restructuring. The PSC staff, in connection with this state-wide proceeding, has recently recommended that transition costs, exclusive of under-recovered purchased gas costs, be allocated between
<PAGE 20>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


sales and transportation customers. The PSC currently expects to have this proceeding concluded before the 1994-1995 heating season. Distribution Corporation is actively participating in this state-wide proceeding.

    While the state-wide proceeding is continuing, the PSC staff, in connection with the above-noted and on-going rate case, has proposed that transition costs allocable to sales customers be recovered from such customers through the monthly Gas Adjustment Clause (GAC). Distribution Corporation has accepted the PSC staff's proposal and, effective February 1, 1994, began recovering such costs from sales customers through the GAC. As with all costs included in the GAC mechanism, the ultimate recovery of transition costs is subject to final approval by the PSC. Since recovery of transition costs from transportation customers is still being contested in this rate case, Distribution Corporation will continue to defer amounts relating to those customers until the PSC reaches a decision on this matter.

    On April 19, 1994, the Administrative Law Judge (ALJ) issued his recommendation to the PSC in this New York rate case. The recommended decision was for an annual base rate increase of $9.8 million, or 1.5%, exclusive of transition costs, with a return on common equity of 10.4%. In addition, the ALJ recommended that all transition costs be collected from sales customers through the monthly GAC. Among other issues, Distribution Corporation is contesting the recommended return on equity and transition cost recovery methodology and has filed its exceptions to the ALJ's decision. After a final decision by the PSC, new rates are expected to become effective in late July 1994.

    In July 1993, in connection with a previously approved two-year settlement, Distribution Corporation received PSC approval for the second year of this settlement. The approval was for a rate increase of $13.3 million, or 2.1%, for the 12-month period ending July 31, 1994. This rate increase went into effect on July 23, 1993.

    Pennsylvania Jurisdiction:

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

    The PaPUC's December 1 order also addressed certain issues concerning recovery of gas supply realignment (GSR) costs and stranded costs resulting from the implementation of FERC Order 636. Under this order, Distribution Corporation began collecting, effective December 1, 1993, approximately $4 million of GSR and stranded costs from its customers. Distribution Corporation is also allowed quarterly updates for transition cost recovery and has implemented the first two such updates for an additional net $1.2 million,
<PAGE 21>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


effective as of February 1 and May 1, 1994. In addition, in connection with its annual purchased gas cost filing, effective August 1, 1993, Distribution Corporation began recovering estimated transition costs from its Pennsylvania customers related to its upstream pipeline suppliers' balances of under-recovered purchased gas costs to be billed to Distribution Corporation as a result of their restructuring under Order 636.

    On March 8, 1994, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $16 million, with a return on common equity of 12.25%. A proposal for a WNC was included in this filing. New rates are expected to become effective in December 1994.

    General rate increases do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.

Pipeline and Storage.

    Operating income before income taxes for the Pipeline and Storage segment for the quarter and six months ended March 31, 1994, decreased $5 million and $2.3 million, respectively, compared with the same periods a year ago. The most significant impact on pretax operating income for this segment was the effect of Supply Corporation's Straight Fixed-Variable (SFV) rate design under FERC Order 636, which became effective August 1, 1993. Under SFV, substantially all fixed costs are recovered in the demand or reservation charge, removing the seasonality in the revenue stream and making monthly operating income relatively flat. The rate design that Supply Corporation was under prior to adopting Order 636 allowed for recovery of approximately 50% of fixed costs in the demand charge and 50% in the commodity charge. Under this prior rate design, more revenue was recognized in periods of high throughput (i.e., winter months). Change to the SFV rate design accounted for an approximate $6.1 million and $8.6 million decrease in revenues and pretax operating income for the three and six months ended March 31, 1994, respectively, compared with the same periods of the prior year. While the SFV rate design negatively impacted the first and second quarters, the impact on the third and fourth quarters should create a positive variance relative to the prior year.

    This decrease in pretax operating income for the quarter and six months ended March 31, 1994 was partially offset by a favorable rate settlement approved by the FERC in October 1993. Revenues for the quarter and six months ended March 31, 1993 were based upon rates that were in effect, subject to refund. Management reduced those revenues by recording an estimated refund provision accrual. Based upon settlement of these rate proceedings in October 1993, it was determined that the estimated refund provision was too high and revenues were understated for the quarter and six months ended March 31, 1993, by approximately $1.8 million and $5.5 million, respectively. This revenue was recognized in the fourth quarter of fiscal 1993.

    In addition, for the three and six months ended March 31, 1994, Supply Corporation recorded the receipt of approximately $.4 million and $1.7 million,
<PAGE 22>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


respectively, from upstream pipeline companies related to prior period joint storage operations.

Rate Matters - Pipeline and Storage. For a discussion of the Penn-York and Supply Corporation merger, refer to Note 3 - Corporate Realignment.

    On December 30, 1993, the FERC issued an order approving, with slight modification, an Offer of Settlement (the Settlement), which was filed with the FERC on October 15, 1993, respecting two Supply Corporation rate proceedings. As modified, the Settlement provided for rates that produced annual revenues of approximately $125 million between July 1, 1992 and July 31, 1993. Rates for the period beginning August 1, 1993 reflect reduced costs after restructuring plus certain settlement concessions and provide for rates that will produce revenues of approximately $121 million annually.

    Supply Corporation expects to file for new rates in September 1994, for rates that will become effective in April 1995.

Exploration and Production.

    Operating income before income taxes from the Company's Exploration and Production operations for the quarter and six months ended March 31, 1994, increased $1.3 million and $1.6 million, respectively, compared with the same periods a year ago mainly because of increased natural gas production combined with a higher weighted average price received for gas. System natural gas production increased 10% and 18%, respectively, for the quarter and six months ended March 31, 1994. The production increase came from this segment's Gulf Coast operations and reflects its success both offshore and with its horizontal drilling program in central Texas. Production increases in the Gulf coast operations more than offset production declines in the Appalachian and West Coast operations. System weighted average gas prices increased $.38 per Mcf and $.18 per Mcf for the quarter and six months ended March 31, 1994, respectively.

Other Nonregulated.

    Operating income before income taxes associated with this segment for the quarter and six months ended March 31, 1994, increased $2 million and $3.6 million, respectively, compared with the same periods a year ago. The increases in both periods reflect improved performance by the Company's pipeline construction subsidiary, its gas marketing operations and its timber operations. UCI, the Company's pipeline construction subsidiary, incurred a smaller loss in this year's quarter and six month period. NFR, the Company's gas marketing subsidiary, improved its performance as a result of an increase in volumes of gas marketed. Timber operations reflect increased log sales and higher average prices.

Income Taxes.

    Income taxes increased $4.9 million and $7.2 million, respectively, for the quarter and six months ended March 31, 1994, mainly because of an increase in pretax income. The increase in income taxes also reflects the increase in the
<PAGE 23>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


federal tax rate from 34% to 35% and lower Section 29 tight sands tax credits. These credits, which relate to production from qualified gas wells, decreased approximately $.6 million for the quarter and $.5 million for the six months ended March 31, 1994, as the production from qualified gas wells declined.

Interest Charges.

    Total interest charges decreased $1.6 million and $3.6 million, respectively, for the quarter and six months ended March 31, 1994. Interest on long-term debt decreased $.7 million and $1.8 million, respectively, for the quarter and six month period, mainly because of lower interest rates due to the refinancing activities that have occurred since November 1992. Other interest decreased $.9 million and $1.8 million for the quarter and six month period, respectively, as a result of decreased interest on short-term debt because of lower interest rates coupled with lower average amounts outstanding. In addition, both the quarter and six month period ended March 31, 1993, reflected interest on Supply Corporation's balance of over-recovered purchased gas costs. In connection with Supply Corporation's restructured under FERC Order 636, the balance of Supply Corporation's over-recovered purchased gas costs was refunded to its customers on September 30, 1993, thus the quarter and six months ended March 31, 1994 reflect no interest charges related to purchased gas costs.


CAPITAL RESOURCES AND LIQUIDITY

    The Company's primary sources of cash during the six month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan and section 401(K) Plans.

Operating Cash Flow

    Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction. For the six months ended March 31, 1994, a noncash income item also included the cumulative effect of a required change in accounting for income taxes in accordance with SFAS 109.

    Cash provided by operating activities in the Utility Operation and the Pipeline and Storage segments may vary substantially from period to period because of fluctuations in weather, over/under-recovered purchased gas costs, supplier refunds and the impact of rate cases. The impact of weather in the Utility Operation's New York rate jurisdiction is tempered by its WNC.

    In addition, effective August 1, 1993, under FERC Order 636, Supply Corporation no longer incurs over/under-recovered purchased gas costs. Also, Supply Corporation's SFV rate design reduces the impact of weather on its cash flow.
<PAGE 24>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


    Because of the seasonal nature of the Company's heating business, revenues are relatively high during the six months ended March 31, and the Consolidated Balance Sheet at the end of March usually shows an increase in cash and temporary cash investments over balances at the end of September. Receivables and unbilled utility revenue historically increase from September to March because of winter weather.

    The storage gas inventory normally declines during the first and second quarters of the fiscal year and is replenished during the third and fourth quarters. Under the last-in, first-out (LIFO) method of accounting, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statement of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheet and is included under the caption "Other Accruals and Current Liabilities". Such reserve is reduced as the inventory is replenished.

    Net cash provided by operating activities totaled $100.6 million for the six months ended March 31, 1994, an increase of $9.9 million compared with the same period of the prior year. This increase mainly reflects the exploration and production segment's higher operating revenues and lower receivable balances.

Investing Cash Flow

Capital Expenditures

    The Company's capital expenditures totaled $60.4 million during the six months ended March 31, 1994. This total includes $3.2 million of gas production assets acquired in exchange for Company common stock. Total expenditures for the six month period represent 41% of the total current capital expenditure budget for fiscal 1994 of $147.2 million.

    The following table presents capital expenditures for the six months ended March 31, 1994, by business segment:

                                (in thousands)    Percentage

         Regulated
          Utility Operation         $25,108         41.6 %
          Pipeline and Storage        7,787         12.9

         Nonregulated
          Exploration and Production 25,561         42.3
          Other                       1,925          3.2
                                     27,486         45.5

                                    $60,381        100.0%

    The bulk of the Utility Operation's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and the installation of new services.
<PAGE 25>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


    Pipeline and Storage capital expenditures included approximately $2 million to increase compression at two locations. In addition, capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems.

    Significant capital expenditures related to Supply Corporation's Laurel Fields Storage Project are not expected to be incurred until 1996. Filings with the FERC are expected to be made by early summer to implement this project. Laurel Fields is a 19 Bcf underground natural gas storage development project.

    Approximately 81% of the Exploration and Production segment's capital expenditures were made by Seneca for the exploration and development of oil and gas properties, specifically offshore in the Gulf of Mexico and in the Austin Chalk formation in the Northeast Clay field in central Texas. In addition, Empire acquired $3.2 million of natural gas production assets in exchange for Company common stock. This acquisition added approximately 3 Bcf of gas reserves.

    Other Nonregulated capital expenditures included expenditures by UCI for the acquisition of equipment.

    The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. The magnitude of future capital expenditures in the regulated segments depends, to a large degree, upon market conditions coupled with adequate rate relief.

Other

    Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. Approximately $2.3 million of cash was received in the first quarter of fiscal 1994, related to the sale of Seneca's interest in its Alberta, Canada gas reserves.

Financing Cash Flows

    Consolidated short-term debt decreased by $17.2 million during the first six months of fiscal 1994. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

    The Company, through Seneca and NFR, is engaged in the gas futures market and in certain natural gas price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas. In addition, the Company has SEC authority to enter into interest rate swaps associated with short-term borrowings. For further discussion, see disclosure under "Financial Instruments" in Note 1, "Summary of Significant Accounting Policies."
<PAGE 26>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


    The Company has $19.9 million remaining outstanding principal amount of 9-1/2% debentures due July 1, 2019, which it intends to call on July 1, 1994 in anticipation of refinancing with lower cost debt.

    At March 31, 1994, the Company had SEC authority remaining under a shelf registration filed in March 1993 to issue and sell up to $320 million of debentures and/or medium-term notes. Depending on market conditions and the requirements of the Company, the Company may issue and sell approximately $100 million of the debentures and/or medium-term notes within the remainder of fiscal 1994. The proceeds of such sales would be used to replace outstanding short-term borrowings, to redeem or discharge higher cost long-term debt, to finance a portion of the Company's capital expenditures and/or for other general corporate purposes.

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

    The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants of its indenture covering long-term debt, at March 31, 1994, the Company would have been permitted to issue up to a maximum of $694 million in additional long-term unsecured indebtedness, subject to maturity and long-term interest rates. In addition, at March 31, 1994, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $220.4 million of short-term debt.
<PAGE 27>
Part II.  Other Information

Item 1.   Legal Proceedings

Paragon/TGX Litigation

A.  New York Litigation


    On November 30, 1984, Distribution Corporation commenced an action against Paragon Resources, Inc. (Paragon) and TGX Corp. (collectively Paragon/TGX), in the United States District Court for the Western District of New York (the District Court) seeking a declaratory judgment concerning the contract effect of a December 20, 1983 PSC order (the Disapproval Order) which, among other things, disapproved a 1974 gas purchase agreement between Distribution Corporation's predecessor in interest, Iroquois Gas Corporation, and Paragon (the "Paragon Contract"). Paragon/TGX counterclaimed for (i) a declaration that the Disapproval Order did not affect the Paragon Contract in any way, whatsoever, (ii) approximately $4,400,000 in respect of take-or-pay claims, and
(iii) unquantified amounts in respect of other alleged breaches of the Paragon Contract. Commencing with its payment for production received in September 1984, Distribution Corporation has paid Paragon/TGX for Paragon Contract gas at prices below those developed by the Paragon Contract's price formula, as the same have been impacted, from time to time, by the Natural Gas Policy Act of 1978 (NGPA).

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

    By Order entered March 23, 1992, the District Court granted Distribution Corporation permission to amend its reply to Paragon/TGX's counterclaims to allege, among other things, (i) Distribution Corporation's "termination" of the Paragon Contract by letter effective February 1, 1988; (ii) Paragon's pre-September 1984 repudiation of the Paragon Contract; and (iii) the PSC's "primary jurisdiction" to interpret the Disapproval Order as respects "a price consistent" therewith. With respect to (iii) above, Distribution Corporation
<PAGE 28>
Item 1.  Legal Proceedings - (Cont.)


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

    On January 4, 1993, the District Court entered a non-final order purportedly responsive to a February 13, 1992 Paragon/TGX motion. The order purports to declare that, by voiding the Paragon Contract price escalation mechanism effective December 31, 1983, the PSC's 1983 Disapproval Order effectively capped the Paragon Contract price, at the lesser, from time to time, of (i) the 1983 Paragon Contract summer/winter "base prices," or (ii) the applicable "Natural Gas Ceiling Prices" set forth in 18 CFR paragraph 271.101 Table I. Under date of January 19, 1993 Distribution Corporation sought rehearing, reargument, reconsideration and clarification of the January 4, 1993 order. On July 12, 1993, the District Court filed a Memorandum and Order granting in part the January 19, 1993 motion. The July 12, 1993 Order stated that, while the January 4, 1993 Memorandum and Order did determine that an obligation on Distribution Corporation's part to pay for gas purchased pursuant to the gas purchase agreement at the applicable NGPA ceiling price arose out of the conduct of the parties after the NGPA became effective and that the Disapproval Order did not relieve Distribution Corporation of such obligation, it did not determine the just and reasonable price for the gas pursuant to Public Service Law section 110(4), set a contract price for the duration of the contract, resolve any defenses presented by Distribution Corporation, determine whether such obligation continues until the present time, or rule on any deregulation issues.

    Other motions are pending before the District Court regarding the amendment of the pleadings of the parties and a request by TGX that Distribution Corporation be required to pay a higher price for Paragon Contract gas.

B.  Louisiana Litigation

    On February 22, 1990, TGX, the purported assignee of the Paragon Contract, filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Louisiana (the Bankruptcy Court). Thereafter TGX commenced a "turnover" proceeding against Distribution Corporation, premised upon TGX's December 13, 1991 payment demand described above under "New York Litigation." Pursuant to a partial settlement agreement between TGX and Distribution Corporation, approved by the Bankruptcy Court in August 1992, TGX has withdrawn the "turnover" proceeding and Distribution Corporation has paid to TGX $2,940,000 in consideration of, among other things, TGX's release of Distribution Corporation from the cause of action asserted in the "turnover" proceeding. TGX is still
<PAGE 29>
Item 1.  Legal Proceedings - (Concl.)


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

    The PSC proceeding is also expected to address Distribution Corporation's recovery in New York of gas costs incurred in respect of the Paragon Contract during the reconciliation period September 1, 1991 through August 30, 1992. Finally, the PSC proceeding is expected to include the review of the Paragon Contract in light of the "just and reasonable" standard of the New York Public Service Law. The parties to the PSC proceeding have submitted testimony and briefs to the Administrative Law Judge.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 16, 1994. At that meeting, in addition to electing directors and appointing independent accountants, the shareholders disapproved a shareholders' resolution requesting the Board of Directors to take the steps necessary for the adoption of cumulative voting rights.

  The total votes were as follows:
                                                      Against               Broker
                                           For      or Withheld   Abstain  Non-Votes
(i)   Election of directors to serve
      for a three-year term:
       - David N. Campbell              29,916,375     451,416          -          -
       - Eugene T. Mann                 29,848,025     519,766          -          -
       - George H. Schofield            29,957,499     410,292          -          -

(ii)  Appointment of Price Waterhouse
      as independent accountants        29,882,549     244,718    240,523          -

(iii) Shareholders' resolution
      requesting the Board of
      Directors to take steps
      necessary for the adoption
      of cumulative voting rights.       4,948,647  19,756,098    997,177  4,665,869

<PAGE 30>
Item 5.  Other Information


     Louis R. Reif retired from the Company's Board of Directors effective February 16, 1994.

     Sister M. Lawreace Antoun, a member of the Company's Board of Directors since 1980, passed away on March 9, 1994.

     On March 16, 1994, at a regular meeting of the Board of Directors, Mr. Philip C. Ackerman was elected a director to serve until the 1995 Annual Meeting when he is expected to stand for reelection.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
              Exhibit
              Number       Description of Exhibit

               (12)       Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 1994 and the fiscal years ended September 30, 1989 through 1993.

                (99) National Fuel Gas Company and Subsidiaries Consolidated Statement of Income for the Twelve Months Ended March 31, 1994 and 1993.


     (b)  Reports on Form 8-K

     None
<PAGE 31>
                                   SIGNATURE











  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                       NATIONAL FUEL GAS COMPANY
                                             (Registrant)





                                       /s/Joseph P. Pawlowski
                                       Joseph P. Pawlowski
                                       Treasurer and Principal
                                       Accounting Officer













Date:  May  12, 1994