Form 10-Q
period 1994-06-30
NATIONAL FUEL GAS CO
filed 1994-08-12
CIK 70145

<PAGE 1>
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
         (Mark One)
           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1994

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

Common stock, $1 par value, outstanding at July 31, 1994: 37,226,068 shares.
<PAGE 2>
Company or Group of Companies for which Report is Filed:

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                Corporation)
               National Fuel Gas Supply Corporation (Supply Corporation) Penn-York Energy Corporation (Penn-York)
               Seneca Resources Corporation (Seneca)
               Empire Exploration, Inc. (Empire)
               Utility Constructors, Inc. (UCI)
               National Fuel Resources, Inc. (NFR)
               Highland Land & Minerals, Inc. (Highland)
               Leidy Hub, Inc. (Leidy Hub)
               Data-Track Account Services, Inc. (Data-Track)

                                     INDEX

               Part I. Financial Information                           Page

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months and
            Nine Months Ended June 30, 1994 and 1993                  3 - 4

        b.  Consolidated Balance Sheet - June 30, 1994 and
            September 30, 1993                                         5 - 6

        c.  Consolidated Statement of Cash Flows - Nine
            Months Ended June 30, 1994 and 1993                         7

        d.  Notes to Consolidated Financial Statements                 8 - 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          17 - 28


               Part II. Other Information

Item 1.  Legal Proceedings                                            29 - 31

Item 2.  Changes in Securities                                              *

Item 3.  Defaults Upon Senior Securities                                    *

Item 4.  Submission of Matters to a Vote of Security Holders                *

Item 5.  Other Information                                                 31

Item 6.  Exhibits and Reports on Form 8-K                                  31

Signature                                                                  32

 * The Company has nothing to report under this item.
<PAGE 3>
Part I. - Financial Information
Item 1. - Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)
                                                           Three Months Ended
                                                                June 30,
                                                           1994          1993
                                                         (Thousands of Dollars)
INCOME
Operating Revenues                                        $216,281     $185,525

Operating Expenses
  Purchased Gas                                             76,342       61,236
  Operation Expense                                         63,769       61,118
  Maintenance                                                8,687        5,903
  Property, Franchise and Other Taxes                       23,383       21,882
  Depreciation, Depletion and Amortization                  19,220       18,853
  Income Taxes - Net                                         5,098        1,540
                                                           196,499      170,532

Operating Income                                            19,782       14,993
Other Income                                                 1,033        1,178
Income Before Interest Charges                              20,815       16,171

Interest Charges
  Interest on Long-Term Debt                                 8,865       10,130
  Other Interest                                             2,117        2,813
                                                            10,982       12,943

Net Income Available for Common Stock                        9,833        3,228

EARNINGS REINVESTED IN THE BUSINESS

Balance at April 1                                         382,951      359,965
                                                           392,784      363,193
Dividends on Common Stock
 (1994 - $.395; 1993 - $.385)                               14,634       14,072

Balance at June 30                                        $378,150     $349,121

Earnings Per Common Share                                    $ .26        $ .09

Weighted Average Common Shares Outstanding              37,145,132   35,212,644

                See Notes to Consolidated Financial Statements
<PAGE 4>
Item 1. - Financial Statements (cont.)

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)

                                                           Nine Months Ended
                                                                June 30,
                                                           1994          1993
                                                         (Thousands of Dollars)
INCOME
Operating Revenues                                      $1,000,135     $871,535

Operating Expenses
  Purchased Gas                                            472,498      383,982
  Operation Expense                                        198,888      187,386
  Maintenance                                               23,749       18,231
  Property, Franchise and Other Taxes                       85,872       78,546
  Depreciation, Depletion and Amortization                  55,849       53,443
  Income Taxes - Net                                        50,066       39,308
                                                           886,922      760,896

Operating Income                                           113,213      110,639
Other Income                                                 2,849        3,864
Income Before Interest Charges                             116,062      114,503

Interest Charges
  Interest on Long-Term Debt                                26,613       29,717
  Other Interest                                             7,977       10,457
                                                            34,590       40,174
Income Before Cumulative Effect                             81,472       74,329
Cumulative Effect of Change in
 Accounting for Income Taxes                                 3,826            -

Net Income Available for Common Stock                       85,298       74,329

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                       335,907      314,334
                                                           421,205      388,663
Dividends on Common Stock
 (1994 - $1.165; 1993 - $1.135)                             43,055       39,542

Balance at June 30                                      $  378,150     $349,121

Earnings Per Common Share
Income Before Cumulative Effect                              $2.21        $2.16
Cumulative Effect of Change in
 Accounting for Income Taxes                                   .10            -

Net Income Available for Common Stock                        $2.31        $2.16

Weighted Average Common Shares Outstanding              36,981,546   34,369,675

                See Notes to Consolidated Financial Statements
<PAGE 5>
Item 1.  Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheet

                                                        June 30,
                                                         1994     September 30,
                                                     (Unaudited)      1993
                                                       (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                         $2,102,571     $2,039,436
   Less - Accumulated Depreciation, Depletion
     and Amortization                                    587,331        561,433
                                                       1,515,240      1,478,003
Current Assets
   Cash and Temporary Cash Investments                    15,321         13,595
   Receivables - Net                                     142,845         86,957
   Unbilled Utility Revenue                               12,578         27,210
   Gas Stored Underground                                 14,277         22,120
   Materials and Supplies - at average cost               23,019         20,848
   Unrecovered Purchased Gas Costs                         4,658         20,772
   Prepayments                                            20,592         17,094
                                                         233,290        208,596

Other Assets
   Recoverable Future Taxes                              102,961              -
   Deferred Contract Reformation Costs                    10,079         24,862
   Unamortized Debt Expense                               26,523         28,735
   Other Regulatory Assets                                34,246         37,788
   Deferred Charges                                        8,455          2,249
   Other                                                  24,329         21,307
                                                         206,593        114,941

                                                      $1,955,123     $1,801,540



















                See Notes to Consolidated Financial Statements
<PAGE 6>
Item 1.  Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheet

                                                        June 30,
                                                         1994     September 30,
                                                     (Unaudited)      1993
                                                       (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,185,953 Shares and 36,661,008
    Shares, Respectively                              $   37,186     $   36,661
   Paid in Capital                                       376,394        363,677
   Earnings Reinvested in the Business                   378,150        335,907
Total Common Stock Equity                                791,730        736,245
Long-Term Debt, Net of Current Portion                   462,500        478,417
Total Capitalization                                   1,254,230      1,214,662

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                      24,800        196,800
   Current Portion of Long-Term Debt                     115,917              -
   Accounts Payable                                       42,554         42,893
   Amounts Payable to Customers                           45,617         40,776
   Other Accruals and Current Liabilities                110,837         69,523
                                                         339,725        349,992

Deferred Credits
   Taxes Refundable to Customers                          31,985              -
   Unamortized Investment Tax Credit                      14,229         14,743
   Accumulated Deferred Income Taxes                     279,783        188,793
   Other Deferred Credits                                 35,171         33,350
                                                         361,168        236,886
Commitments and Contingencies                                  -              -

                                                      $1,955,123     $1,801,540













                See Notes to Consolidated Financial Statements
<PAGE 7>
Item 1. - Financial Statements (Cont.)
                           National Fuel Gas Company
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                           Nine Months Ended
                                                                 June 30,
                                                           1994          1993
                                                         (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock                  $ 85,298    $ 74,329
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Effect of Noncash Adjustments:
         Cumulative Effect of Change in
          Accounting for Income Taxes                       (3,826)          -
         Depreciation, Depletion and Amortization           55,849      53,443
         Deferred Income Taxes                                (663)      6,066
         Other                                               4,213       4,329
                                                           140,871     138,167
      Change in:
         Receivables and Unbilled Utility Revenue          (41,256)    (49,105)
         Gas Stored Underground and Materials and
          Supplies                                           5,672      21,190
         Unrecovered Purchased Gas Costs                    16,114      11,359
         Prepayments                                        (3,498)     (1,912)
         Accounts Payable                                     (339)        642
         Amounts Payable to Customers                        4,841     (12,668)
         Other Accruals and Current Liabilities             64,257      55,150
         Other Assets and Liabilities - Net                  7,401      (7,721)
Net Cash Provided by
 Operating Activities                                      194,063     155,102

INVESTING ACTIVITIES
   Capital Expenditures                                    (87,904)    (98,750)
   Other                                                     3,084         194
Net Cash Used in Investing Activities                      (84,820)    (98,556)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                 (172,000)   (71,600)
   Proceeds from Issuance of Long-Term Debt                100,000     99,000
   Reduction of Long-Term Debt                                   -   (111,380)
   Proceeds from Issuance of Common Stock                    7,006     77,417
   Dividends Paid on Common Stock                          (42,523)   (38,152)
Net Cash Used in
 Financing Activities                                     (107,517)   (44,715)

Net Increase in Cash and
 Temporary Cash Investments                                  1,726     11,831

Cash and Temporary Cash Investments
 at October 1                                               13,595     76,278

Cash and Temporary Cash Investments at June 30            $ 15,321   $ 88,109

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

     The earnings for the nine months ended June 30, 1994 should not be taken as a prediction for the fiscal year ending September 30, 1994, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. Earnings during the summer months tend to decline and may reach a point where expenses exceed revenues. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Rate Refunds. Supply Corporation collects revenues subject to refund if a final rate case settlement is pending. Estimated rate refunds are recorded which reflect management's current estimate as to the ultimate outcome of each rate case.

     On October 15, 1993, Supply Corporation filed a Stipulation and Agreement (the Settlement) with the Federal Energy Regulatory Commission (FERC) respecting two rate proceedings, which resolved all the issues in these proceedings. On December 30, 1993, the FERC issued an order approving the Settlement, with slight modification. Supply Corporation refunded to its customers $13,600,000, including interest, during the second quarter of fiscal 1994. Distribution Corporation began passing back its portion of this refund to its New York customers and its Pennsylvania customers over a one year period beginning in March 1994 and August 1994, respectively.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the nine months ended June 30, 1994 and 1993, amounted to $34,258,000 and $33,046,000, respectively. Net
<PAGE 9>
Item 1.  Financial Statements (cont.)


to $23,873,000 and $16,368,000, respectively.

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

Financial Instruments. Seneca has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. The agreements call for Seneca to receive monthly payments from (or make payments to) other parties based upon the differential between a fixed and a variable price as specified by the agreement. The current natural gas agreements run through December 1995 and have a remaining aggregate notional amount of 19,000,000 million British Thermal Units of natural gas equivalent. The current crude oil agreements run from October 1994 through September 1997 and have an aggregate notional amount of 723,000 barrels of crude oil equivalent.

     NFR participates in the natural gas futures market to lock in natural gas prices to decrease volatility related to fluctuations in market prices. Gains or losses resulting from changes in the market value of these transactions are deferred until the hedged commodity transaction occurs.

     Seneca and NFR are at risk in the event of nonperformance by counterparties on natural gas and crude oil swap agreements and natural gas futures, respectively, but Seneca and NFR do not anticipate nonperformance by any of these counterparties.

     The Company currently has authorization from the SEC to enter into interest rate swap agreements up to a notional amount of $200,000,000 and has requested authorization from the SEC to increase the notional amount to $350,000,000. Currently, no such agreements are outstanding.

NOTE 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industry-wide restructuring under FERC Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies. Distribution Corporation's current estimate of these transition costs, including its allocable share of Supply Corporation's transition costs, is approximately $91,300,000. The majority of these costs relate to gas supply realignment (GSR) and stranded costs. This estimate is exclusive of any potential stranded costs related to production plant or gathering facilities which pipeline companies, including Supply Corporation, may file for at a future date and any potential GSR costs charged by an upstream supplier, which are subject to the outcome of its bankruptcy proceedings. The current estimate of transition costs reflects a $55,700,000, or 38%, reduction from Distribution Corporation's initial estimate. The initial estimate was determined from
<PAGE 10>
Item 1.  Financial Statements (cont.)


information provided in the Order 636 compliance filings of Supply Corporation and the five interstate pipeline companies that directly serve Supply Corporation. The reduction in the initial estimate is mainly the result of Supply Corporation's upstream pipeline companies' settlements and proposed settlements before the FERC, in which Distribution Corporation actively challenged the eligibility and prudency of transition cost claims. In addition, Distribution Corporation's current estimate of transition costs reflects revised estimates made by upstream pipeline companies. Distribution Corporation believes it has made a conservative estimate based upon what it considers to be the best available information. However, events may occur which could significantly change this estimate, as is evidenced by the reduction of its initial estimate.

     To date, approximately $38,900,000 of transition costs have been accepted by the FERC for billing to Distribution Corporation or Supply Corporation, subject to refund. This is exclusive of $14,700,000 of Supply Corporation's over-recovered purchased gas costs refunded to Distribution Corporation on September 30, 1993. Distribution Corporation will continue to be actively challenging relevant FERC filings made by the upstream pipeline companies to ensure the eligibility and prudency of all transition cost claims. This industry-wide issue will potentially involve years of rate proceedings before the FERC, state commissions and the courts.

     In its August 27, 1993 rate filing with the State of New York Public Service Commission (PSC), Distribution Corporation filed for recovery of an initial annual amount of $24,900,000 of estimated transition costs. Currently, total estimated transition costs for the New York jurisdiction are approximately $59,500,000. On July 19, 1994, the PSC issued an order on Distribution Corporation's August 27, 1993 rate filing. This order, among other things, authorized transition cost recovery of up to $11 million annually from sales customers through the monthly Gas Adjustment Clause (GAC).

     Distribution Corporation had begun collecting transition costs from sales customers in New York through the monthly GAC, effective February 1, 1994, based upon a PSC staff proposal in the above rate proceeding. The recovery of transition costs from transportation customers remains unresolved. The PSC has postponed its decision on transportation customers' allocable share of transition costs pending further consideration of the issue in a generic restructuring case (the Generic Case) which began in October 1993. In a report issued in the Generic Case, the PSC staff recommended that transition costs, exclusive of under-recovered purchased gas costs, be allocated between sales and transportation customers. An order was expected to be issued in the Generic Case before the 1994-1995 heating season; however, it has met with some delay. Distribution Corporation has been an active participant in this proceeding. The PSC has expressly approved Distribution Corporation's continued deferral of transition costs relating to transportation customers until resolution in the Generic Case.

     Currently, Distribution Corporation has estimated that transition costs allocable to the Pennsylvania jurisdiction are approximately $31,800,000. On October 15, 1993, the Pennsylvania Public Utility Commission (PaPUC) issued a policy statement on the recovery of transition costs. The policy statement
<PAGE 11>
Item 1.  Financial Statements (cont.)


permits local distribution companies, such as Distribution Corporation, the opportunity for full recovery of GSR and stranded costs from customers through a separate surcharge, and recovery of under-recovered purchased gas costs (Account 191 costs) and costs related to new facilities from sales customers through gas cost recovery rates. Effective August 1, 1993, Distribution Corporation began recovering Account 191 transition costs from its Pennsylvania sales customers in connection with its annual purchased gas cost filing. On December 1, 1993, the PaPUC issued an order on certain issues concerning recovery of GSR and stranded costs by Distribution Corporation in connection with its March 31, 1993 rate filing with the PaPUC. Under this order, Distribution Corporation began collecting, effective December 1, 1993, GSR and stranded costs from its customers. Distribution Corporation is also allowed quarterly updates for transition cost recovery.

     Management believes that any transition costs resulting from the implementation of Order 636 which have been determined to be both eligible and prudently incurred should be fully recoverable from the respective customers of Supply Corporation and Distribution Corporation.

NOTE 3 - Corporate Realignment

Penn-York/Supply Corporation Merger. On July 1, 1994, the merger of Penn-York into Supply Corporation became effective. Supply Corporation continues to provide all the services Penn-York provided under the same rates, terms and conditions.

Empire/Seneca Merger. On July 1, 1994, the merger of Empire into Seneca became effective. This merger combines the Company's Appalachian, Gulf Coast and West Coast exploration and production operations under Seneca. In anticipation of this combination, Supply Corporation's exploration and production activities were transferred to Empire, effective January 1, 1994.

     Management believes that these mergers, which combine all of the Company's natural gas storage services into Supply Corporation and all of the Company's exploration and production operations into Seneca, will result in operational efficiencies.

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

     The cumulative effect of this change increased net income by $3,826,000 as
<PAGE 12>
Item 1.  Financial Statements (cont.)


a result of the reduction in deferred income taxes associated with the Company's nonregulated operations. A reduction in recorded deferred income taxes associated with rate-regulated activities of $31,985,000 has been reclassified to a regulatory liability since such amounts are expected to be refundable to customers under regulatory procedures.

     In addition, under SFAS 109, the Company is required to recognize additional deferred tax liabilities and assets for timing differences on which deferred tax treatment was not permitted by regulatory authorities. The recognition of these deferred tax balances had no effect on earnings due to the recording of corresponding regulatory assets representing future amounts collectible from customers in the rate-making process. The additional deferred taxes amounted to $102,961,000 at June 30, 1994.

     At June 30, 1994, the deferred tax liabilities (assets) were comprised of the following (in thousands):
                                            Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of tax over book depreciation        $176,285          $     -
    Exploration and intangible well
     drilling costs                               76,096                -
    Other                                         70,562                -
       Total Deferred Tax Liabilities            322,943                -

 Deferred Tax Assets:
    Deferred investment tax credits               (8,793)               -
    Overheads capitalized for tax purposes        (9,004)               -
    Tax credit carryforwards                      (5,615)               -
    Provisions for rate contingencies and
     refunds                                           -             (621)
    Unrecovered purchased gas costs                    -          (12,270)
    Other                                        (19,748)               -
        Total Deferred Tax Assets                (43,160)         (12,891)
        Total Net Deferred Income Taxes         $279,783         $(12,891)

  * Included on the Consolidated Balance Sheet in "Other Accruals and Current Liabilities."

<PAGE 13>
Item 1.  Financial Statements (cont.)


     The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):
                                                  Nine Months Ended
                                                       June 30,
                                                1994             1993
Operating Expenses:
 Current Income Taxes -
  Federal                                      $44,501            $28,575
  State                                          6,228              4,667

 Deferred Income Taxes                            (663)             6,066
                                                50,066             39,308

Other Income
 Deferred Investment Tax Credit                   (514)              (525)

Cumulative effect prior to
 October 1, 1993 of applying SFAS
 No. 109                                        (3,826)                 -

Total Income Taxes                             $45,726            $38,783

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                  Nine Months Ended
                                                       June 30,
                                                1994             1993


 Net income available for common stock           $85,298          $74,329
 Total income taxes                               45,726           38,783

 Income before income taxes                      131,024          113,112

 Income tax expense, computed at
    statutory rate of 35% in 1994
    and 34% in 1993                               45,858           38,458

 Increase (reduction) in taxes resulting from:
    Current state income taxes                     4,049            3,080
    Depreciation                                   1,646            1,973
    Production tax credits                        (1,261)          (2,096)
    Miscellaneous                                   (740)          (2,632)


 Income taxes before cumulative effect            49,552           38,783
 Cumulative effect prior to October 1, 1993 of
    applying SFAS No. 109                         (3,826)               -

    Total Income Taxes                           $45,726          $38,783
<PAGE 14>
Item 1.  Financial Statements (cont.)


NOTE 5 - Capitalization

Common Stock. During the nine months ended June 30, 1994, the Company issued 160,834 shares of common stock under the Company's Customer Stock Purchase Plan and 94,800 shares to participants in the Company's section 401(k) plans.

     In December 1993, 121,494 shares of restricted stock were awarded under the 1993 Award and Option Plan. Restrictions on 113,494 shares will lapse respecting approximately one-sixth of such shares on each January 2, from 1996 through 2001. Restrictions on 8,000 shares will lapse respecting approximately one-fourth of such shares on each January 2, from 2001 through 2004.

     In December 1993, the Company issued 108,396 shares of common stock to Empire, which in turn exchanged those shares for approximately $3,200,000 of natural gas production assets.

     On July 1, 1994, the Company redeemed $19,917,000 remaining outstanding principal amount of its 9-1/2% debentures due July 1, 2019 for $21,337,000, including redemption premium. The principal amount has been classified on the Consolidated Balance Sheet as "Current Portion of Long-Term Debt" at June 30, 1994. The Company used additional short-term borrowings to redeem these debentures.

     On July 14, 1994, the Company issued $50,000,000 of medium-term notes due July 1999, at an interest rate of 7.25%. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49,766,000. Also on July 14, 1994, the Company issued $50,000,000 of medium-term notes due July 2024, at an interest rate of 8.48%. These notes are callable beginning July 1999. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49,649,500. The proceeds of both issuances were used to reduce outstanding short-term borrowings. Accordingly, as of June 30, 1994, $100,000,000 of short-term borrowings has been reclassified to "Long-Term Debt, Net of Current Portion" on the Consolidated Balance Sheet and included as "Proceeds from Issuance of Long-Term Debt" on the Consolidated Statement of Cash Flows.

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

     The Company has established Voluntary Employees' Beneficiary Association
(VEBA) trusts for collectively bargained employees and non-bargaining employees. The VEBA trusts are similar to the Company's Retirement Plan trust. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations. Contributions to the
<PAGE 15>
Item 1.  Financial Statements (cont.)


VEBA trusts are made to fund employees' post-retirement health care and life insurance benefits, as well as benefits as they are paid to current retirees.

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

     Approximately $22,139,000 of post-retirement benefit cost has been recorded for the nine months ended June 30, 1994. Of this amount, $1,317,000 has been deferred for regulatory purposes and $20,822,000 has been recognized in the Consolidated Statement of Income.

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

     Distribution Corporation and Supply Corporation represent virtually all of the Company's total post-retirement benefit costs. The PSC, PaPUC and the FERC
<PAGE 16>
Item 1.  Financial Statements (Concl.)


have each issued a generic policy statement on SFAS 106. These policy statements essentially allow for the full recovery of post-retirement benefit costs provided amounts collected are funded. Distribution Corporation and Supply Corporation are fully recovering their net periodic post-retirement benefit costs. The Company's current policy is to invest Post-Retirement Plan assets primarily in equity securities and municipal bonds.

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


RESULTS OF OPERATIONS

Earnings.

     Net income available for common stock for the quarter ended June 30, 1994 was $9.8 million, or $.26 per common share. This compares with $3.2 million or $.09 per common share, for the quarter ended June 30, 1993.

     Net income available for common stock for the nine months ended June 30, 1994 was $85.3 million, or $2.31 per common share. This includes $3.8 million of earnings, or $.10 per common share, related to the cumulative effect of a required change in accounting for income taxes adopted October 1, 1993, in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Income before the cumulative effect of the change in accounting for income taxes amounted to $81.5 million, or $2.21 per common share. Net income available for common stock for the nine months ended June 30, 1993 was $74.3 million, or $2.16 per common share.

     Per share amounts reflect a greater number of weighted average shares outstanding in the current periods resulting mainly from the sale of 2.5 million shares of common stock on May 20, 1993.

     The increase in earnings for both the quarter and the nine months ended June 30, 1994, compared with the same periods of the prior year, is attributable to higher earnings in both the regulated and the nonregulated operations of the Company. In its regulated operations, the Utility Operation benefited from increased throughput coupled with State of New York Public Service Commission (PSC) and Pennsylvania Public Utility Commission (PaPUC) authorization to earn a return on increased capital investment. Higher earnings of the Pipeline and Storage segment reflect Supply Corporation's favorable rate settlement approved by the FERC in November 1993. The quarter ended June 30, 1994, was also favorably impacted by Supply Corporation's Federal Energy Regulatory Commission's (FERC) mandated change, under Order 636, to a straight fixed-variable (SFV) rate design, which shifts revenues from the colder weather quarters to warmer ones.

     Earnings of the Company's nonregulated operations improved for the quarter ended June 30, 1994, primarily as a result of the Exploration and Production segment's increase in oil and gas production which more than compensated for lower oil and gas prices, as well as a decline in Section 29 nonconventional fuel tax credits. For the nine months ended June 30, 1994, the increase in the earnings of the Company's nonregulated operations reflect the improved performance of its gas marketing subsidiary and its timber operations. In addition, the Company's pipeline construction subsidiary's results have improved over the prior year. The Exploration and Production segment's earnings were down slightly for the nine months ended June 30, 1994, despite increased oil and gas production and higher gas prices, as greater income tax expense resulted partly from a decline in Section 29 nonconventional fuel tax credits, an increase in the federal tax rate, and higher state taxes.

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

Financial Information by Business Segment.

     The following tables compare System Throughput, Production Volumes, Operating Revenues and Operating Income Before Income Taxes by business segment, with the corresponding prior periods:

SYSTEM THROUGHPUT
(millions of cubic feet-MMcf)
                       Three Months Ended           Nine Months Ended
                             June 30,                    June 30,
                     1994     1993 %Change        1994     1993 %Change
Utility Operation
 Retail Sales:
  Residential       14,633   13,161  11.2        84,258   79,894   5.5
  Commercial         4,032    3,754   7.4        25,072   23,621   6.1
  Industrial           768      874 (12.1)        5,613    5,785  (3.0)
                    19,433   17,789   9.2       114,943  109,300   5.2
 Transportation     13,800   12,917   6.8        42,776   39,655   7.9
                    33,233   30,706   8.2       157,719  148,955   5.9

Pipeline and Storage
 Wholesale Sales*        -   17,252(100.0)            -  117,410(100.0)
 Transportation     58,033   26,609 118.1       246,857  100,996 144.4
                    58,033   43,861  32.3       246,857  218,406  13.0
Less-Intersegment
 Throughput:
 Sales                   -   16,752(100.0)            -  110,890(100.0)
 Transportation     27,890    6,905 303.9       149,436   25,448 487.2
                    27,890   23,657  17.9       149,436  136,338   9.6
Total System
 Throughput         63,376   50,910  24.5       255,140  231,023  10.4

* Effective August 1, 1993, sales contracts were converted to transportation and storage arrangements as a result of restructuring under FERC Order 636.

PRODUCTION VOLUMES

Exploration and Production
                       Three Months Ended           Nine Months Ended
                            June 30,                    June 30,
                     1994     1993  %Change       1994     1993 %Change

Gas Production - (MMcf)
  Gulf Coast         4,569   3,452  32.4         12,084   8,901  35.8
  West Coast           158     288 (45.1)           540     870 (37.9)
  Appalachia         1,566   1,621  (3.4)         4,689   4,943  (5.1)
                     6,293   5,361  17.4         17,313  14,714  17.7

Oil Production - (Thousands of Barrels)
  Gulf Coast           212     113  87.6            464     280  65.7
  West Coast           107     111  (3.6)           301     331  (9.1)
  Appalachia             2       3 (33.3)             8       9 (11.1)
                       321     227  41.4            773     620  24.7
<PAGE 19>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

OPERATING REVENUES
(in thousands)
                       Three Months Ended           Nine Months Ended
                           June 30,                     June 30,
                     1994    1993  % Change       1994    1993  %Change
 Regulated
 Utility Operation
  Retail Revenues:
   Residential      $117,036 $105,997  10.4      $611,532 $545,488  12.1
   Commercial         27,261   25,234   8.0       162,739  141,819  14.8
   Industrial          3,738    4,665 (19.9)       27,743   27,814  (0.3)
                     148,035  135,896   8.9       802,014  715,121  12.2
  Off-System Sales     2,375        -     -         4,132        -     -
  Transportation      10,238    7,721  32.6        31,476   25,382  24.0
  Other                1,068      988   8.1         3,260    2,686  21.4
                     161,716  144,605  11.8       840,882  743,189  13.1

 Pipeline and Storage
  Wholesale Revenues*      -   84,809(100.0)            -  417,170(100.0)
  Storage Service     14,499    9,417  54.0        44,152   28,040  57.5
  Transportation      22,022    7,858 183.7        67,998   27,327 148.8
  Other                  877      494  77.5         2,823    1,864  51.4
                      37,398  102,578 (63.5)      114,973  474,401 (75.8)
Nonregulated
 Exploration and
 Production           20,096   16,672  20.5        53,085   44,430  19.5
 Other                17,806   11,151  59.7        55,765   30,234  84.4
                      37,902   27,823  36.2       108,850   74,664  45.8
Less-Intersegment
 Revenues             20,735   89,481 (76.8)       64,570  420,719 (84.7)

                    $216,281 $185,525  16.6    $1,000,135 $871,535  14.8

* Effective August 1, 1993, sales contracts were converted to transportation and storage arrangements as a result of restructuring under FERC Order 636.

OPERATING INCOME BEFORE
INCOME TAXES
(in thousands)         Three Months Ended           Nine Months Ended
                           June 30,                     June 30,
                     1994    1993  % Change       1994    1993  %Change
Regulated
 Utility Operation   $ 5,788 $ 2,848 103.2      $100,710 $ 95,257  5.7
 Pipeline and Storage 13,057   9,779  33.5        46,338   45,313  2.3

Nonregulated
 Exploration and
 Production           6,947    4,326  60.6        16,912   12,664  33.5
 Other                   (5)     231(102.2)        1,833   (1,539)219.1
                      6,942    4,557  52.3        18,745   11,125  68.5

Corporate              (907)    (651)(39.3)       (2,514)  (1,748)(43.8)

                    $24,880  $16,533  50.5      $163,279 $149,947   8.9
<PAGE 20>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Utility Operation.

    Operating income before income taxes for the Utility Operation for the quarter and nine months ended June 30, 1994, increased $2.9 million and $5.5 million, respectively, as compared with the same periods a year ago. Total throughput for the Utility Operation increased 2.5 billion cubic feet (Bcf) and
8.8 Bcf for the quarter and nine month period, respectively, mainly as a result of colder weather in the Company's service territory.

    The increase in operating revenues for this segment reflects increased gas costs mainly due to higher throughput as well as general rate increases effective July 23, 1993 in the New York jurisdiction and December 1, 1993 in the Pennsylvania jurisdiction. However, the earnings impact of colder weather experienced by the Utility Operation's New York jurisdiction was tempered by its weather normalization clause (WNC), which covers the eight-month period from October through May and serves to diminish the impact on earnings of deviations from normal weather. Nonetheless, not all of the increase in throughput in the New York jurisdiction was subject to the WNC. For the nine months ended June 30, 1994, Distribution Corporation's WNC resulted in a benefit to its customers of $5.8 million, while for the quarter ended June 30, 1994, which was warmer than normal yet still colder than last year, the WNC preserved $.7 million of pretax operating income.

    Both the quarter and nine months ended June 30, 1994 showed increased operating expenses compared with the same periods of the prior year. The severe cold weather during January and February 1994 caused an unusually high number of repairs of line leaks and related restoration work, which has increased operation and maintenance expense. In addition, increased operating expenses included higher labor and benefits, revenue and other taxes and depreciation.

Degree Days

  Three Months Ended June 30:
                                                Percent Colder (Warmer)
                                                      Than
                         Normal    1994    1993   Normal   Last Year

  Buffalo                   929     877     843    (5.6)       4.0
  Erie                      876     887     785     1.3       13.0

  Nine Months Ended June 30:

  Buffalo                 6,535   6,826   6,510     4.5        4.9
  Erie                    6,102   6,624   5,973     8.6       10.9

Rate Matters - Utility Operation.

    New York Jurisdiction:

    In August 1993, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $55.4 million, or 8.5%, with a return on equity of 12.16%. Included in the requested rate increase was an initial
<PAGE 21>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


amount of $24.9 million for the recovery of transition costs arising from FERC Order 636. This represented 3.8% out of the total 8.5% requested increase.

    On July 19, 1994, the PSC issued an order authorizing a base rate increase of $11.1 million, or 1.7%, with a return on equity of 10.7%. In addition, the PSC authorized transition cost recovery of up to $11 million annually from sales customers through the monthly Gas Adjustment Clause (GAC). New rates became effective July 24, 1994.

    Distribution Corporation had begun collecting transition costs from sales customers in New York through the monthly GAC, effective February 1, 1994, based upon a PSC staff proposal in the above rate proceeding. The recovery of transition costs from transportation customers remains unresolved. The PSC has postponed its decision on transportation customers' allocable share of transition costs pending further consideration of the issue in a generic restructuring case (the Generic Case) which began in October 1993. In a report issued in the Generic Case, the PSC staff recommended that transition costs, exclusive of under-recovered purchased gas costs, be allocated between sales and transportation customers. An order was expected to be issued in the Generic Case before the 1994-1995 heating season; however, it has met with some delay. Distribution Corporation has been an active participant in this proceeding. The PSC has expressly approved Distribution Corporation's continued deferral of transition costs relating to transportation customers until resolution in the Generic Case.

    In July 1993, in connection with a previously approved two-year settlement, Distribution Corporation received PSC approval for the second year of this settlement. The approval was for a rate increase of $13.3 million, or 2.1%, for the 12-month period ending July 31, 1994. This rate increase went into effect on July 23, 1993.

    Distribution Corporation expects to file a rate case in its New York jurisdiction by the end of calendar 1994.

    Pennsylvania Jurisdiction:

    On March 8, 1994, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $16 million, with a return on common equity of 12.25%. A proposal for a WNC was included in this filing. New rates are expected to become effective in December 1994.

    In March 1993, Distribution Corporation filed with the PaPUC for an annual rate increase in its Pennsylvania jurisdiction of $33.4 million, or approximately 16.2%, with a return on equity of 12.4%. Included in the requested rate increase was an initial amount of $8.2 million for the recovery of transition costs arising from FERC Order 636. On December 1, 1993, an order was issued by the PaPUC authorizing an annual rate increase of $11.4 million, or 4.9%, exclusive of transition costs. The new rates became effective as of December 1, 1993.

    The PaPUC's December 1 order also addressed certain issues concerning recovery of gas supply realignment (GSR) costs and stranded costs resulting
<PAGE 22>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


from the implementation of FERC Order 636. Under this order, Distribution Corporation began collecting, effective December 1, 1993, GSR and stranded costs from its customers. Distribution Corporation is also allowed quarterly updates for transition cost recovery. In addition, in connection with its annual purchased gas cost filing, effective August 1, 1993, Distribution Corporation began recovering estimated transition costs from its Pennsylvania customers related to its upstream pipeline suppliers' balances of under-recovered purchased gas costs to be billed to Distribution Corporation as a result of their restructuring under Order 636.

    General rate increases do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses.

Pipeline and Storage.

    Operating income before income taxes for the Pipeline and Storage segment for the quarter and nine months ended June 30, 1994, increased $3.3 million and $1 million, respectively, compared with the same periods a year ago. This segment had a 14.2 Bcf and a 28.5 Bcf increase in throughput for the quarter and nine months ended June 30, 1994, compared with the same periods of the prior year, which is attributable to increased utilization of the Niagara Spur Loop (the Spur), the expanded capacity of the Spur and weather that was colder than last year. However, under Supply Corporation's SFV rate design, discussed below, this higher throughput had only a small impact on earnings.

    The most significant impact on pretax operating income for the quarter ended June 30, 1994 was the effect of Supply Corporation's SFV rate design under FERC Order 636, which became effective August 1, 1993. Under SFV, substantially all fixed costs are recovered in the demand or reservation charge, removing the seasonality in the revenue stream and making monthly operating income relatively flat. The rate design that Supply Corporation was under prior to adopting Order 636 allowed for recovery of approximately 50% of fixed costs in the demand charge and 50% in the commodity charge. Under this prior rate design, more revenue was recognized in periods of high throughput (i.e., winter months). The change to the SFV rate design accounted for an approximate $4.1 million increase in revenues and pretax operating income for the three months ended June 30, 1994, compared with the same period of the prior year. For the nine months ended June 30, 1994, change to the SFV rate design reduced revenues and pretax operating income by $4.5 million.

    The increase in pretax operating income for the quarter and nine months ended June 30, 1994 also reflects the favorable rate settlement filed with the FERC in October 1993. Revenues for the quarter and nine months ended June 30, 1993 were based upon rates that were in effect, subject to refund. Management reduced those revenues by recording an estimated refund provision accrual. Based upon settlement of these rate proceedings, it was determined that the estimated refund provision was too high and revenues were understated for the quarter and nine months ended June 30, 1993, by approximately $2.2 million and $7.7 million, respectively. This revenue was recognized in the fourth quarter of fiscal 1993.
<PAGE 23>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


    While this segment incurred higher operating expenses for both the three and nine months ended June 30, 1994, compared with the prior year periods, the nine months ended June 30, 1994, includes the recording by Supply Corporation of the receipt of approximately $1.7 million from upstream pipeline companies related to prior period joint storage operations.

Rate Matters - Pipeline and Storage. For a discussion of the Penn-York and Supply Corporation merger, refer to Note 3 - Corporate Realignment.

    On December 30, 1993, the FERC issued an order approving, with slight modification, an Offer of Settlement (the Settlement), which was filed with the FERC on October 15, 1993, respecting two Supply Corporation rate proceedings. As modified, the Settlement provided for rates that produced annual revenues of approximately $125 million between July 1, 1992 and July 31, 1993. Rates for the period beginning August 1, 1993 reflect reduced costs after restructuring plus certain settlement concessions and will produce revenues of approximately $121 million annually.

    Supply Corporation expects to file a rate case in September 1994, for rates that will become effective in April 1995.

Exploration and Production.

    Operating income before income taxes from the Company's Exploration and Production operations for the quarter and nine months ended June 30, 1994, increased $2.6 million and $4.2 million, respectively, compared with the same periods a year ago. The increases were mainly because of successes in the Gulf Coast with respect to both offshore drilling and horizontal drilling in central Texas.

    For the quarter ended June 30, 1994 compared with the prior year quarter, gas production was up 32.4% in the Gulf Coast operations and 17.4% overall.
The Company's oil production increased 87.6% in the Gulf Coast region (mainly due to condensate from gas wells) and 41.4% overall. The weighted average prices received in the quarter ended June 30, 1994, for gas and oil were below those received in the prior year's quarter by $.19 per Mcf and $1.62 per barrel, respectively. Nonetheless, efforts to stabilize prices through hedging activities contributed approximately $.8 million of operating revenues for the current quarter. At present the Company's goal is to hedge approximately two-thirds of its Gulf Coast gas and oil production.

    For the nine months ended June 30, 1994 compared with the prior years nine month period, gas production was up 35.8% in the Gulf Coast operations and 17.7% overall. Oil production increased 65.7% in the Gulf Coast region (mainly due to condensate production) and 24.7% overall. This, coupled with an increase in the average price received for gas production of $.13 per Mcf for Gulf Coast production and $.05 per Mcf overall, outweighed the impact of lower overall average prices received for oil production of $2.97 per barrel.
Hedging activity contributed approximately $.4 million of operating revenues for the nine months ended June 30, 1994.
<PAGE 24>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Other Nonregulated.

    Operating income before income taxes associated with this segment for the quarter and nine months ended June 30, 1994, decreased $.2 million and increased $3.4 million, respectively, compared with the same periods a year ago. The decline in the quarter resulted from fewer construction projects for UCI, the Company's pipeline construction subsidiary. However, UCI's results have improved for the nine month period, compared with the same period in the prior year. Both the quarter and nine months ended June 30, 1994 reflect continued improved performance of the Company's gas marketing subsidiary, NFR, and the Company's timber operations.

Income Taxes.

    Income taxes increased $3.6 million and $10.8 million, respectively, for the quarter and nine months ended June 30, 1994, compared with the same periods a year ago, mainly because of an increase in pretax income. The increase in income taxes also reflects the increase in the federal tax rate from 34% to 35% and lower Section 29 nonconventional fuel tax credits. These credits, which relate to production from qualified gas wells, decreased approximately $.3 million for the quarter and $.8 million for the nine months ended June 30, 1994, as the production from qualified gas wells declined.

Interest Charges.

    Total interest charges decreased $2 million and $5.6 million, respectively, for the quarter and nine months ended June 30, 1994, compared with the same periods of the prior year. Interest on long-term debt decreased $1.3 million and $3.1 million, respectively, for the quarter and nine month period, mainly because of lower interest rates due to the refinancing activities that have occurred since November 1992. Other interest decreased $.7 million and $2.5 million for the quarter and nine month period, respectively, as a result of a decline in interest on over-recovered gas costs and, for the nine month period, decreased interest on short-term debt because of lower average amounts outstanding and a slightly lower weighted average interest rate. Interest on short-term debt was up slightly for the quarter, reflecting higher interest rates and higher average amounts outstanding.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's primary sources of cash during the nine month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan and section 401(K) Plans.

Operating Cash Flow

    Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance
<PAGE 25>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


for funds used during construction. For the nine months ended June 30, 1994, a noncash income item also included the cumulative effect of a required change in accounting for income taxes in accordance with SFAS 109.

    Cash provided by operating activities in the Utility Operation and the Pipeline and Storage segments may vary substantially from period to period because of fluctuations in weather, over/under-recovered purchased gas costs, supplier refunds and the impact of rate cases. The impact of weather on cash flow is tempered in the Utility Operation's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's SFV rate design. In addition, effective August 1, 1993, under FERC Order 636, Supply Corporation no longer buys gas and therefore incurs no over/under recovered purchased gas costs.

    Because of the seasonal nature of the Company's heating business, revenues are relatively high during the nine months ended June 30, and the Consolidated Balance Sheet at the end of June usually shows an increase in cash and temporary cash investments over balances at the end of September. Receivables and unbilled utility revenue historically increase from September to June because of winter weather.

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

    Net cash provided by operating activities totaled $194.1 million for the nine months ended June 30, 1994, an increase of $39 million compared with the same period of the prior year. This increase mainly reflects higher net income, after adjustment for noncash items, and an increase in upstream pipeline company refunds received.

Investing Cash Flow

Capital Expenditures

    The Company's capital expenditures totaled $91.1 million during the nine months ended June 30, 1994. This total includes $3.2 million of gas production assets acquired in exchange for Company common stock. Total expenditures for the nine month period represent 60% of the total current capital expenditure budget for fiscal 1994 of $151.1 million.

    The original fiscal 1994 capital expenditure budget has been increased by $3.9 million mainly to include expenditures by the Pipeline and Storage segment for compressor station emission controls under the Clean Air Act Amendments of 1990 and for storage well reconditioning. However, the Pipeline and Storage segment expects that a portion of its original 1994 capital budget will now be spent in fiscal 1995. Significant capital expenditures related to Supply
<PAGE 26>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Corporation's Laurel Fields Storage Project are not expected to be incurred until 1996. Filings with the FERC were made on June 28, 1994 to implement this project. Laurel Fields is a 19 Bcf underground natural gas storage development project.

    The following table presents capital expenditures for the nine months ended June 30, 1994, by business segment:

                                (in thousands)    Percentage

         Regulated
          Utility Operation         $39,298          43.1%
          Pipeline and Storage       11,732          12.9

         Nonregulated
          Exploration and Production 37,975          41.7
          Other                       2,083           2.3
                                     40,058          44.0

                                    $91,088        100.0%

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

    Approximately 87% of the Exploration and Production segment's capital expenditures were made by Seneca for the exploration and development of oil and gas properties, specifically offshore in the Gulf of Mexico and in the Austin Chalk formation in the Northeast Clay field in central Texas. In addition, Empire acquired $3.2 million of natural gas production assets in exchange for Company common stock. This acquisition added approximately 3 Bcf of gas reserves.

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

Other

    Cash received on the sale of the Company's investment in property, plant
<PAGE 27>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


and equipment is reflected as a cash flow from investing activities. Approximately $2.3 million of cash was received in the first quarter of fiscal 1994, related to the sale of Seneca's interest in its Alberta, Canada gas reserves.

Financing Cash Flows

    On July 1, 1994, the Company redeemed $19.9 million remaining outstanding principal amount of 9-1/2% debentures due July 1, 2019 for $21.3 million, including redemption premium. The principal amount has been classified on the Consolidated Balance Sheet as "Current Portion of Long-Term Debt" at June 30, 1994. The Company used additional short-term borrowings to redeem these debentures.

    On July 14, 1994, the Company issued $50 million of medium-term notes due July 1999, at an interest rate of 7.25%. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49.8 million. Also on July 14, 1994, the Company issued $50 million of medium-term notes due July 2024, at an interest rate of 8.48%. These notes are callable beginning July 1999. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49.6 million. The proceeds of both issuances were used to reduce outstanding short-term borrowings. Accordingly, as of June 30, 1994, $100 million of short-term borrowings has been reclassified to "Long-Term Debt, Net of Current Portion" on the Consolidated Balance Sheet and included as "Proceeds from Issuance of Long-Term Debt" on the Consolidated Statement of Cash Flows.

    After reflecting the $100 million aggregate amount of medium-term notes issued in July 1994, the Company has SEC authority remaining under a shelf registration filed in March 1993 to issue and sell up to $220 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.

    Consolidated short-term borrowings decreased by $172 million during the first nine months of fiscal 1994. $100 million of this decrease reflects the reclassification of short-term borrowing to long-term debt, discussed above. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

    The Company, through Seneca and NFR, is engaged in certain natural gas and crude oil price swap agreements and in the gas futures market as a means of hedging a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. In addition, the Company has SEC authority to enter into interest rate swap agreements. For further discussion, see disclosure under "Financial Instruments" in Note 1, "Summary of Significant Accounting Policies."

    In addition to the litigation discussed in Part II, Item 1, of this report,
<PAGE 28>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


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

    The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering long-term debt, at June 30, 1994, the Company would have been permitted to issue up to a maximum of $583 million in additional long-term unsecured indebtedness, subject to maturity and long-term interest rates. In addition, at June 30, 1994, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $275.2 million of short-term debt.
<PAGE 29>
Part II.  Other Information

Item 1.   Legal Proceedings

Paragon/TGX Litigation

A.  New York Litigation


    On November 30, 1984, Distribution Corporation commenced an action against Paragon Resources, Inc. (Paragon) and TGX Corp. (collectively Paragon/TGX), in the United States District Court for the Western District of New York (the District Court) seeking a declaratory judgment concerning the contract effect of a December 20, 1983 PSC order (the Disapproval Order) which, among other things, disapproved a 1974 gas purchase agreement between Distribution Corporation's predecessor in interest, Iroquois Gas Corporation, and Paragon (the Paragon Contract). Paragon/TGX counterclaimed for (i) a declaration that the Disapproval Order did not affect the Paragon Contract in any way, whatsoever, (ii) approximately $4,400,000 in respect of take-or-pay claims, and
(iii) unquantified amounts in respect of other alleged breaches of the Paragon Contract. Commencing with its payment for production received in September 1984, Distribution Corporation has paid Paragon/TGX for Paragon Contract gas at prices below those developed by the Paragon Contract's price formula, as the same have been impacted, from time to time, by the Natural Gas Policy Act of 1978 (NGPA).

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

    By Order entered March 23, 1992, the District Court granted Distribution Corporation permission to amend its reply to Paragon/TGX's counterclaims to allege, among other things, (i) Distribution Corporation's "termination" of the Paragon Contract by letter effective February 1, 1988; (ii) Paragon's pre-September 1984 repudiation of the Paragon Contract; and (iii) the PSC's "primary jurisdiction" to interpret the Disapproval Order as respects "a price consistent" therewith. With respect to (iii) above, Distribution Corporation
<PAGE 30>
Item 1.  Legal Proceedings - (Cont.)


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

    Effective January 14, 1994, TGX purportedly effected a partial assignment of its interest under the Paragon Contract to an unaffiliated third-party, with whom Distribution Corporation subsequently entered into arrangements designed to supersede the terms of the Paragon Contract, prospectively. The referenced transactions did not materially increase (and potentially may have decreased) Distribution Corporation's exposure in the New York Litigation.

B.  Louisiana Litigation

    On February 22, 1990, TGX, the purported assignee of the Paragon Contract, filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Louisiana (the Bankruptcy Court). Thereafter TGX commenced a "turnover" proceeding against Distribution Corporation, premised upon TGX's December 13, 1991 payment demand described above under "New York Litigation." Pursuant to a
<PAGE 31>
Item 1.  Legal Proceedings - (Concl.)

partial settlement agreement between TGX and Distribution Corporation, approved by the Bankruptcy Court in August 1992, TGX has withdrawn the "turnover" proceeding and Distribution Corporation has paid to TGX $2,940,000 in consideration of, among other things, TGX's release of Distribution Corporation from the cause of action asserted in the "turnover" proceeding. TGX is still free to pursue its breach of contract counterclaims in the New York Litigation. However, the $2,940,000 paid by Distribution Corporation to TGX will be credited against the amount, if any, which is ultimately adjudged due TGX and/or Paragon in the New York Litigation.

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

Item 5.  Other Information

    On June 9, 1994, at a regular meeting of the Board of Directors, Dr. Bernard S. Lee was elected a director to serve until the 1995 Annual Meeting when he is expected to stand for reelection.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
              Exhibit
              Number       Description of Exhibit

               (12)       Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 1994 and the fiscal years ended September 30, 1989 through 1993.

                (99) National Fuel Gas Company and Subsidiaries Consolidated Statement of Income for the Twelve Months Ended June 30, 1994 and 1993.

     (b)  Reports on Form 8-K

    None
<PAGE 32>
                                   SIGNATURE











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













Date:  August 12, 1994