Form 10-K
period 1994-09-30
NATIONAL FUEL GAS CO
filed 1994-12-22
CIK 70145

<PAGE 1>
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
    (Mark One)
      [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 1994
                                      OR
      [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From..........to..........

                        Commission File Number 1-3880

                          NATIONAL FUEL GAS COMPANY
            (Exact name of registrant as specified in its charter)
      New Jersey                                             13-1086010
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)
     10 Lafayette Square                                           14203
      Buffalo, New York                                          (Zip Code)
(Address of principal executive offices)
                                (716) 857-6980
              Registrant's telephone number, including area code

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $953,688,000 as of November 30, 1994.
      Common stock, $1 par value, outstanding as of November 30, 1994:
37,337,056 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1995, are incorporated by reference into Part III of this report.

<PAGE2>
NATIONAL FUEL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended September 30, 1994

                                  TABLE OF CONTENTS
                                                                          Page

  GLOSSARY OF TERMS                                                          3

PART I
  ITEM  1.  BUSINESS
              COMPANY AND SUBSIDIARIES                                       6
              RATES AND REGULATION                                           7
              UTILITY OPERATION                                              8
              PIPELINE AND STORAGE                                          14
              SELECTED STATISTICS OF THE SYSTEM'S REGULATED OPERATIONS      16
              EXPLORATION AND PRODUCTION                                    17
              OTHER NONREGULATED                                            19
              COMPETITION                                                   19
              CAPITAL EXPENDITURES                                          22
              ENVIRONMENTAL MATTERS                                         22
              MISCELLANEOUS                                                 22
              EXECUTIVE OFFICERS OF THE COMPANY                             23

  ITEM  2.  PROPERTIES
              GENERAL INFORMATION ON FACILITIES                             24
              EXPLORATION AND PRODUCTION ACTIVITIES                         24

  ITEM  3.  LEGAL PROCEEDINGS
              PARAGON/TGX PROCEEDINGS                                       27

  ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             30

PART II
  ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS                                            31
  ITEM  6.  SELECTED FINANCIAL DATA                                         32
  ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            33
  ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     52
  ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                            95

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              95
  ITEM 11.  EXECUTIVE COMPENSATION                                          95
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                     95
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  95

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K                                                        96

SIGNATURES                                                                 101

<PAGE 3>
                              GLOSSARY OF TERMS


      The following terms and abbreviations used in the text of this report are defined as indicated:

Bcf - Billion cubic feet.

Btu - British thermal unit.

Bypass - Obtaining service from a new supplier without utilizing the facility of the former supplier.

Cogeneration - The use of gas for on-site production of both electricity and heat for industrial and large commercial users.

Company or Registrant - National Fuel Gas Company.

Condensate - A liquid hydrocarbon recovered at the surface as natural gas is produced.

Data-Track - Data-Track Account Services, Inc.

Degree Day - A measure of the coldness of weather experienced, based on the extent to which the daily mean temperature falls below a reference temperature, usually 65 degrees Fahrenheit (F). For example, on a day when the mean temperature is 35 degrees F, there would be 30 degree days experienced.

Development Well - A well drilled to a known producing formation in a previously discovered field.

Distribution Corporation - National Fuel Gas Distribution Corporation.

Empire - Empire Exploration, Inc.

Exploratory Well - A well drilled to a previously untested geologic structure to determine the presence of oil or gas.

Farm Out - An arrangement whereby the owner of a lease assigns the lease, or some portion of it, to another party for drilling.

FERC - Federal Energy Regulatory Commission.

Firm Transportation - Pipeline transportation under contractual arrangements providing service not subject to interruption.

Highland - Highland Land & Minerals, Inc.

Holding Company Act - Public Utility Holding Company Act of 1935, as amended.

Horizontal Drilling -A drilling technique in which the well bore runs horizontal or parallel to the earth's surface. This exposes a greater portion of the underground producing rock formation to the well bore than conventional vertical drilling, improving overall productivity by permitting maximum recovery from a reservoir.

<PAGE 4>
                        GLOSSARY OF TERMS (Continued)

Leidy Hub - Leidy Hub, Inc.

Mbbl - Thousand barrels.

Mcf - Thousand cubic feet.

MMcf - Million cubic feet.

MMcfe - Million cubic feet equivalent.

NFR - National Fuel Resources, Inc.

NGV - Natural gas vehicle.

Nonregulated Operations - Consist of the Company's Exploration and Production and Other Nonregulated business segments.

Note or Notes - Notes to Consolidated Financial Statements.

PaPUC - Pennsylvania Public Utility Commission.

Penn-York - Penn-York Energy Corporation.

PSC - State of New York Public Service Commission.

Regulated Operations - Consist of the Company's Utility and Pipeline and Storage business segments.

Reserves - Estimated volumes of oil, gas or other minerals that can be recovered from deposits in the earth with reasonable certainty.

Seneca - Seneca Resources Corporation.

SEC - Securities and Exchange Commission.

SFV - Straight fixed-variable.

Supply Corporation - National Fuel Gas Supply Corporation.

System - The Company and its subsidiaries.

Throughput - The sum of volumes of gas sold and volumes of gas transported for customers.

Transportation Service - The movement of gas for third parties through pipeline facilities for a fee.

UCI - Utility Constructors, Inc.

Unbundled Service - The separation of pipeline company services, such as storage, gathering and transmission, with rates charged which reflect the cost of each service.


<PAGE 5>
                        GLOSSARY OF TERMS (Continued)

Underground Storage -The injection of large quantities of natural gas into underground rock formations for storage during periods of low market demand and withdrawal during periods of peak market demand.

WNC - Weather normalization clause.

Working Gas - Gas in an underground storage field that is available for market which is in excess of the base gas.
<PAGE 6>
                                    PART I


ITEM 1.  BUSINESS

COMPANY AND SUBSIDIARIES

      The Company, a registered holding company under the Holding Company Act, was organized under the laws of the State of New Jersey in 1902. The Company is engaged in the business of owning and holding all of the securities of the subsidiary companies identified below. All references to years in this report are to the Company's fiscal year ended September 30 unless otherwise noted.

      The System constitutes an integrated natural gas operation and consists of operations which are regulated as to their rates and operations which are not so regulated. The Regulated Operations fall within two business segments:
Utility Operation and Pipeline and Storage. The Nonregulated Operations consist principally of the Exploration and Production business segment. Other Nonregulated operations include the System's natural gas marketing and brokerage operations, pipeline construction operations, sawmill and dry kiln operations, and natural gas market area hub operations.

      The Utility Operation is carried out by Distribution Corporation. Pipeline and Storage operations are carried out by Supply Corporation. Effective July 1, 1994, all of the Company's natural gas storage services were consolidated into Supply Corporation through the merger of Penn-York into Supply Corporation. Seneca is engaged in Exploration and Production operations. Effective July 1, 1994, all of the Company's Exploration and Production operations were consolidated into Seneca through the merger of Empire into Seneca. Supply Corporation's exploration and production activities were transferred to Empire, effective on January 1, 1994. Other Nonregulated operations are carried out by NFR, UCI, Highland, Seneca, Data-Track and Leidy Hub.

      No single customer, or group of customers under common control, accounted for 10% or more of the System's consolidated revenues in 1994.

      Financial information about the Company's business segments can be found in Note H - "Business Segment Information," on pages 79 to 81 of this report.

      Distribution Corporation, a New York corporation, is a public utility that sells natural gas and provides gas transportation service in western New York and northwestern Pennsylvania. During 1994, Distribution Corporation served an average of 727,700 retail customers, compared with an average of 724,400 retail customers served during 1993. The principal metropolitan areas served are Buffalo, Niagara Falls and Jamestown, New York, and Erie and Sharon, Pennsylvania.

      Supply Corporation, a Pennsylvania corporation, is engaged in the transportation and storage of natural gas for System and nonaffiliated companies. Supply Corporation owns and operates an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River. Supply Corporation owns and operates 30 underground storage fields in its operating area and four additional underground storage fields are operated jointly with certain major interstate pipeline companies.
<PAGE 7>
ITEM 1.  BUSINESS (Continued)


      Seneca, a Pennsylvania corporation, is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in the Gulf Coast of Texas and Louisiana, in California, and in the Appalachian region of the United States. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells. In addition, Seneca is engaged in the marketing of timber from its Pennsylvania land holdings.

      NFR, a New York corporation, is engaged in the marketing and brokerage of natural gas and performs energy management services for utilities and end-users.

      UCI, a Pennsylvania corporation, is engaged in pipeline construction and other construction work for the System and nonaffiliated companies, and is headquartered in Linesville, Pennsylvania.

      Highland, a Pennsylvania corporation, operates a sawmill and kiln in Kane, Pennsylvania.

      Data-Track, a New York corporation, provides collection services for the subsidiaries of the Company, particularly Distribution Corporation, primarily through the issuance of collection notices.

      Leidy Hub, a New York corporation, is a partner in the Ellisburg-Leidy Northeast Hub Company, which operates a natural gas market area hub in northeastern Pennsylvania serving the consuming regions of the Northeast, Mid-Atlantic and Canada. The hub offers services designed to simplify the complexities and the volatility of the gas market for gas buyers and sellers.

RATES AND REGULATION

      All System companies are subject to regulation by the SEC under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-System transactions and limitations on diversification. Distribution Corporation is subject to regulation by the PSC and the PaPUC concerning rates and other matters. Supply Corporation is subject to regulation by the FERC, concerning rates and other matters. In addition, System companies are subject to federal, state and local laws and regulations concerning numerous other matters.

      On November 2, 1994, the SEC issued a concept release soliciting comment on modernization of the Holding Company Act. The SEC has deemed that a reexamination of the need for, and role of, a federal holding company statute is necessary in light of recent utility and regulatory developments. The Company is unable to predict, at this time, what type of modernization may occur as a result of this reexamination and therefore what the impact will be on the Company.
<PAGE 8>
ITEM 1.  BUSINESS (Continued)


UTILITY OPERATION

Gas Sales and Transportation

      The System's Utility Operation is conducted solely through Distribution Corporation. Substantially all of its sales are requirements sales (i.e., sales that vary and are not subject to significant minimum take obligations). In 1994, Distribution Corporation's sales and transportation volumes by customer class were 52% residential, 21% commercial and 27% industrial. In 1994, the Utility Operation accounted for approximately 52% of System operating income before income taxes. Information regarding the results of operations for the Utility Operation can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 33 to 51 of this report.

      On average, 97% of Distribution Corporation's retail customers use gas for space heating, which makes throughput, for the most part, weather-sensitive. In Distribution Corporation's New York jurisdiction, it was 3.6% colder than the prior year and 3.9% colder than normal, based upon the number of Degree Days for the year. In Distribution Corporation's Pennsylvania jurisdiction, it was 9.6% colder than the prior year and 8.4% colder than normal, based upon the number of Degree Days for the year.

      Weather that was colder than the prior year contributed to a 5 Bcf increase in retail sales in 1994. Although industrial volumes sold remained level when compared with the prior year, they reflected a 2.5 Bcf switch from sales to transportation service, offset by increased gas sales to a new cogeneration customer.

      The impact that major weather variances have on revenues and margins is tempered by a weather normalization clause that the PSC has authorized in Distribution Corporation's New York retail jurisdiction. This WNC is designed to adjust the rates of retail customers to reflect the impact of deviations from normal weather. Weather that is more than 2.2% warmer than normal results in a surcharge being added to customers' current bills, while weather that is more than 2.2% colder than normal results in a refund being credited to customers' current bills. In 1994, the WNC was in effect for the period from October 1993 through May 1994. During this time, there were periods of both warmer than normal and colder than normal weather. Overall, the WNC resulted in a net reduction to customer bills of approximately $5.8 million in 1994.

      Distribution Corporation requested a WNC in the Pennsylvania rate jurisdiction in its March 8, 1994 rate case filing. However, the PaPUC denied Distribution Corporation's request. This decision continues to subject Distribution Corporation's operating results to the impact of major weather variances.

      Distribution Corporation offers large commercial and industrial customers transportation services and flexible rate designs. Transportation service, which allows end-users to purchase gas directly from a producer or marketer and transport it through the System's pipeline network, provides the
<PAGE 9>
ITEM 1.  BUSINESS (Continued)


customer with various options in buying gas and transportation services, thus providing the opportunity for cost savings to the customer. In 1994, 52.2 Bcf of gas were transported to such customers of Distribution Corporation, a 7% increase over the 48.9 Bcf transported in 1993. Transportation volumes represented 30% of the Utility segment's total throughput in 1994 and 29% in 1993.

      The volume of gas transported by this segment increased 3.3 Bcf in 1994 mainly because of industrial and commercial boiler fuel sales customers switching to transportation service, which amounted to approximately 2.9 Bcf. In addition, transportation volumes increased by approximately 2 Bcf for large- and small-volume industrial customers. Partly offsetting these increases was a decline in transportation in the Pennsylvania jurisdiction of approximately 0.8 Bcf because of the shut down of three industrial customers and a decline of approximately 0.8 Bcf because of the bypass of the Company's pipeline system in favor of local producer gas service. Rates that became effective in December 1994, in the Pennsylvania rate jurisdiction, compensate for the loss of throughput related to these customers.

      Distribution Corporation has a supplemental service rate in New York and a bypass rate in Pennsylvania which are intended to induce customers not to bypass the System. These rates are designed to recover Distribution Corporation's cost of providing back-up service to customers utilizing an alternative gas supply. In addition, Distribution Corporation has a flexible transportation tariff in Pennsylvania and New York, which allows it to negotiate a competitive rate to encourage customers to stay on the System.

      The unbundling of services under the FERC's Order 636 has required transportation customers to incur storage service costs for use of storage facilities. These costs were previously bundled and charged only to sales customers. As a means of providing options to its customers, Distribution Corporation offers a Daily Metered Transportation rate in Pennsylvania. Customers using this rate would only incur storage charges for storage service utilized, as determined through a daily metering process, thus increasing the importance of each customer's management of its gas needs. Distribution Corporation has proposed a similar rate in its New York jurisdiction rate case filed in October 1994.

      Through open dialogue with customers, utilization of the various rates discussed above and Distribution Corporation's in-house gas acquisition expertise which industrial customers and other end-users may not have, Distribution Corporation has been able to mitigate bypass of the System.

      Distribution Corporation also offers competitive boiler fuel rates to large commercial and industrial customers in its New York rate jurisdiction. These rates allow Distribution Corporation to adjust rates monthly to compete against suppliers of No. 6 oil and other boiler fuels.
<PAGE 10>
ITEM 1.  BUSINESS (Continued)


      If boiler fuel and supplemental service rates in New York, the bypass rate in Pennsylvania and flexible transportation rates in both jurisdictions were not available, Distribution Corporation could become vulnerable to losses in throughput since natural gas is, in many cases, directly replaceable by No. 6 oil in industrial boilers, or can be obtained through bypass of the System.

      Distribution Corporation also offers rates in both its New York and Pennsylvania jurisdictions that provide competitive gas prices encouraging new technologies, such as the installation of small-packaged cogeneration and gas-fired cooling and dehumidification systems that utilize gas on an all-year or summerload basis.

      The System continues to encourage the development of the natural gas vehicle market. The System operates over 400 NGVs along with four public-access refueling stations. A fifth public-access station is scheduled to open in 1995.

      Distribution Corporation is not currently subject to any material restrictions upon the connection or service of new residential, commercial and industrial customers in its service territory. However, because of the high natural gas saturation and the maturity of Distribution Corporation's service territory, its focus will be on retaining existing customers through rate design initiatives and, in the longer term, through the development and marketing of new natural gas utilization technologies.

Gas Supply

      One of the major effects of restructuring of the natural gas industry under the FERC's Order 636 was the transfer of responsibility for acquiring gas supply from pipeline companies to natural gas utility companies. This transfer of responsibility also carried with it the transfer to utility companies of the risks related to the purchasing of adequate and reliable gas supplies, transportation arrangements and storage arrangements. In addition, the role of the state public utility commissions in monitoring the prudency of purchasing practices of the utility has become more significant.

      As a result of Supply Corporation's restructuring, which became effective August 1, 1993, gas supplies for the System are now obtained by Distribution Corporation in essentially the same manner operationally, as they were in recent years by Supply Corporation.

      Distribution Corporation's basic gas acquisition objective is to obtain reliable, diversified, long-term sources of gas supply at competitive prices and to maintain appropriate levels of pipeline and storage capacity to transport and store its gas supply.

      As a result of Order 636 restructuring, Distribution Corporation was provided a share of pipeline and storage capacity on Supply Corporation and on the upstream pipeline companies formerly serving Supply Corporation. Distribution Corporation has entered into contracts for the necessary capacity on Supply Corporation and on these upstream pipeline companies, to meet the requirements of its firm sales customers.
<PAGE 11>
ITEM 1.  BUSINESS (Continued)


      Distribution Corporation has firm transportation capacity from Supply Corporation and the following pipeline companies: Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, Transcontinental Gas Pipe Line Corporation, CNG Transmission Corporation (CNG) and Columbia Gas Transmission Corporation (Columbia). Total contracted capacity on these pipelines, in the aggregate, is approximately 155,916 MMcf annually.

      Distribution Corporation has contracted storage capacity of 25.3 Bcf from Supply Corporation as well as contracted storage capacity, in the aggregate of 4.6 Bcf, from CNG and Columbia. At September 30, 1994, Distribution Corporation had 28.0 Bcf of gas in storage.

      Pipeline companies' transportation and storage rates have been designed on a SFV basis, as mandated by Order 636. This rate design allows pipeline companies to recover all of their fixed costs through a demand or reservation charge. Thus, Distribution Corporation pays nearly all costs of its contracted pipeline transportation and storage through a demand charge. Distribution Corporation maintains its current level of firm capacity so it can continue to provide reliable service to its firm sales customers during peak winter months. Distribution Corporation must pay to reserve capacity year round even though the demand of the firm customers significantly decreases during the summer months. Distribution Corporation has reduced a small amount of its fixed costs by releasing unused capacity during off-peak periods and will continue to utilize capacity release programs.

      In order to provide gas service to its customers and fill the pipeline capacity obtained in the Order 636 unbundling process, Distribution Corporation was assigned Supply Corporation's pre-Order 636 gas purchase agreements and has since entered into its own gas purchase agreements. Currently, approximately 92% of Distribution Corporation's daily winter capacity on upstream pipelines is supported by long-term gas supply contracts, primarily with Southwest producers. Distribution Corporation's firm gas supply portfolio is comprised of contracts, having an average six-year term, which supply gas from a variety of production areas and suppliers. Many of Distribution Corporation's long-term supply contracts are adjusted to reflect the seasonal variations in customer demand, thereby decreasing costs. Spot gas continues to be utilized when short-term gas supplies are plentiful and when it is economical to do so. During off-peak periods, Distribution Corporation is able to make off-system sales when supplies are not needed to provide service to its firm sales customers.

      While Distribution Corporation's purchases of Appalachian produced gas has continued to decline, gas received from local producers and transported by Supply Corporation and Distribution Corporation for large industrial end-users, remains an important source of gas supply for these end-users.

      For additional details on sources of gas supply, see the "Sources of Gas Supply - Regulated Operations" on page 13 of this report.

<PAGE 12>
ITEM 1.  BUSINESS (Continued)


      Based on information currently available to the Company, Systemwide gas supply remains sufficient to meet anticipated demand.

      In 1994, Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $3.74 per Mcf, a decrease of 3% from Distribution Corporation's average cost of $3.84 per Mcf in 1993. Regulation of gas prices at the wellhead is virtually nonexistent, and therefore, the market primarily dictates gas supply and gas prices.

      The total quantity of gas purchased by Distribution Corporation in 1994 was 145.9 Bcf, compared with 131.5 Bcf purchased by Distribution Corporation and Supply Corporation (net of intersegment purchases) in 1993, an increase of
14.4 Bcf or 11%.

      The 14.4 Bcf increase in purchases was the result of the following (refer to "Selected Statistics of the System's Regulated Operations" on page 16 of this report): (1) Net injections into storage in 1994 were 4.3 Bcf compared with net withdrawals from storage in 1993 of 3.0 Bcf. This accounts for a 7.3 Bcf increase in the amount of gas required to be purchased in 1994.
(2) Gas used in operations, shrinkage and other increased 8.5 Bcf in 1994. Shrinkage represents a percentage of gas retained by pipeline companies for purposes such as fueling their compressors. Purchases reported by the System are gross amounts (i.e., prior to shrinkage). The amount of shrinkage is dependent upon where title to such gas is taken. The System has experienced a steady increase in the past several years in the amount of gas it has taken title to in the Southwest. In 1994, Distribution Corporation took title to approximately 95% of its gas purchases in the Southwest. Thus, amounts required to be purchased by Distribution Corporation were higher than amounts available for sale to Distribution Corporation's customers. (3) A 5.1 Bcf increase in Distribution Corporation's retail sales required increased purchases in 1994. (4) Elimination of Supply Corporation nonaffiliated wholesale sales under Order 636 restructuring, which amounted to 6.5 Bcf in 1993, resulted in decreased purchases in 1994.

      Total System throughput increased 34.4 Bcf or 13% to 307.3 Bcf in 1994, from 272.9 Bcf in 1993. This increase is mainly attributable to higher volumes of gas transported through Supply Corporation's Canadian gas transportation facilities and higher retail sales by Distribution Corporation which were up primarily because of colder weather and increased gas sales to a new cogeneration customer.

      The following table, "Sources of Gas Supply - Regulated Operations", sets forth the sources and quantities of gas purchases over the past three years. (System throughput volumes are contained in the table on page 16.)

<PAGE 13>
ITEM 1.  BUSINESS (Continued)


                              Sources of Gas Supply - Regulated Operations

                                 Annual
                                Contract              Volumes Delivered-MMcf
                               Volumes in            Year Ended September 30,
                                  MMcf    (1)        1994       1993     1992

Producers and Marketers:

    Long-Term Contracts           124,471 (2)      107,487   60,664    28,819

    Appalachian                     4,595 (3)        4,595    7,366    11,883

    Affiliated Production           2,474 (4)        2,474    4,265     5,067

Spot Market                             - (5)       31,319   52,785    86,142

Interstate Pipelines                    - (6)            -    6,434     2,298


  Total Gas Supply - Regulated
   Operations                     131,540          145,875   131,514  134,209

(1) This column reflects annual volumes under currently existing contracts. Thermally-expressed annual contract quantities have been converted to their volumetric equivalent on a nominal 1,000 Btu per cubic foot basis.

(2) The producers and marketers from which Distribution Corporation purchases gas pursuant to long-term supply contracts (contracts with a term of two years or longer, the average length of Distribution Corporation's contracts being six years) are: Chevron U.S.A., Coastal Gas Marketing, Enron Gas Marketing, Inc., Enron Excess Corporation, Exxon Company U.S.A., Meridian Oil Trading, Inc., MidCon Gas Services, Corp., Mobil Natural Gas, Inc., Natural Gas Clearinghouse, Shell Oil Company, et al., Tejas Power Company, Texaco Gas Marketing, Transco Energy Marketing Company and Vastar Gas Marketing, Inc. (formerly Arco Natural Gas Marketing, Inc.). In addition, the amounts include Canadian gas under contract with Boundary Gas, Inc. and ANE Gas Marketing.

(3) The annual contract volume represents 1994 purchases from independent producers in the Appalachian region. The independent producer contracts generally continue until the reserves dedicated to them are economically depleted. The annual contract volumes applicable to these contracts vary as a function of the deliverability of the wells committed to them. The vast majority of this production is long-term dedicated supply.

(4) The annual contract volume represents supply from the System's own production in the Appalachian region. Volumes decreased significantly in 1994, as the System's own production is being sold to various end-users.

(5) No annual contract volume is shown here as, generally, spot contracts are very short-term.
<PAGE 14>
ITEM 1.  BUSINESS (Continued)


(6) No contract volumes are shown here as interstate pipeline companies have terminated their merchant function under the FERC's Order 636. Distribution Corporation has contracts with interstate pipeline companies for pipeline capacity to transport gas purchased under direct contracts.

      For a discussion of Distribution Corporation's obligations under its nonaffiliated pipeline capacity, gas purchase and gas storage contracts, see Note G - "Commitments and Contingencies," on pages 77 to 79 of this report.

PIPELINE AND STORAGE

      The System's Pipeline and Storage operations are conducted by Supply Corporation. In 1994, these operations accounted for approximately 36% of System operating income before income taxes. Information regarding the results of operations for the Pipeline and Storage operations can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 to 51 of this report.

Pipeline Capacity and Transportation

      Supply Corporation currently has service agreements for substantially all of its pipeline capacity, which approximates 1,860 MMcf per day. Distribution Corporation has contracted for approximately 1,120 MMcf per day or 60% of this capacity.

      Effective with Supply Corporation's restructuring under Order 636, most of its upstream pipeline contracts have been assigned to its former sales customers. Currently, there is a small amount of unallocated capacity on three upstream pipelines related to capacity which was not accepted by certain customers. The reservation charges related to the unallocated capacity are considered stranded transportation costs, a category of Order 636 transition costs. Supply Corporation is recovering these amounts from its customers pursuant to FERC authorization.

      Supply Corporation's transportation throughput in 1994 was 295.3 Bcf compared with 138.6 Bcf in 1993. The increase in 1994 is primarily the result of unbundling of services under Order 636 under which Supply Corporation's former sales customers became transportation customers. Also, throughput increased as a result of weather that was colder than the prior year, increased utilization of Supply Corporation's Canadian gas transportation facilities and the expanded capacity of these facilities.

      For a discussion of the impact of the Clean Air Act Amendments of 1990 on Supply Corporation's compressor stations, see Note G - "Commitments and Contingencies," on pages 77 to 79 of this report.

Underground Storage

      To facilitate operational efficiencies, all of the System's natural gas storage services were consolidated into Supply Corporation through the July 1, 1994 merger of Penn-York into Supply Corporation. Supply Corporation owns and
<PAGE 15>
ITEM 1.  BUSINESS (Continued)


operates 30 underground storage fields in its operating area. Four additional underground storage fields are operated jointly with certain major interstate pipeline companies. All of these fields are former gas-producing reservoirs and are operated under FERC certification.

      Supply Corporation has available Working Gas capacity of approximately
69.9 Bcf. Of this amount, approximately 7 Bcf has been retained by Supply Corporation in order to render no notice transportation service and meet other delivery obligations. Of the remaining available Working Gas capacity of approximately 62.9 Bcf, Distribution Corporation has contracted for 25.3 Bcf and nonaffiliated customers have contracted for 35.6 Bcf.

      The primary terms of current storage service agreements representing
23.3 Bcf of the amount contracted for by nonaffiliated customers expire on March 31, 1995. Service continues year-to-year and can be terminated upon one years notice. None of these customers have elected to terminate service nor extend their term for ten years as provided under a settlement of a previous Penn-York rate case.

      Supply Corporation's proposed Laurel Fields Storage Project is a 19 Bcf underground natural gas storage development project. Filings with the FERC were made in June 1994 to implement this project. An "open season" was held in August 1994 to identify prospective customers for this project with whom agreements are currently being negotiated. On November 4, 1994, a proposal was sent to the FERC to divide the project into two phases. Phase I would encompass the expansion of the Limestone storage field to accommodate approximately 7 Bcf of storage and phase II would consist of the development of the Callen Run storage field, a depleted gas production field. The estimated cost of both phases of this project, including related transmission facilities, is approximately $200 million. Timing of the project has not been finalized.

      The Company believes that underground storage will have enhanced economic value in the post-Order 636 environment. Furthermore, the growing demand for natural gas for home heating in the Northeast and on the East Coast creates a demand for peak period gas supplies, which may require additional storage service. Supply Corporation's storage fields are strategically located between Southwest and Canadian gas supplies and the growing demand for natural gas in the Northeast and East Coast areas.

      The magnitude of future expansion in the System's Regulated Operations depends, to a large degree, upon market conditions coupled with adequate rate relief.

<PAGE 16>
ITEM 1.  BUSINESS (Continued)
           SELECTED STATISTICS OF THE SYSTEM'S REGULATED OPERATIONS
              (Intra-System Sales Eliminated Where Appropriate)

                                         Year Ended September 30,
                                 1994     1993      1992      1991      1990
GAS AVAILABLE FOR SALE (MMcf):
Natural Gas Purchased-
  Producers and Marketers      112,082    68,030    40,702   37,078    20,387
  Spot Market Purchases         31,319    52,785    86,142   90,822    93,961
  Interstate Pipelines               -     6,434     2,298    3,103    22,377
                               143,401   127,249   129,142  131,003   136,725

Natural Gas Produced             2,474     4,265     5,067    5,088     4,823

  Total Gas Supply             145,875   131,514   134,209  136,091   141,548
Gas Withdrawn from (delivered
 to) Storage - Net              (4,306)    2,992    (2,449)  (5,671)    2,320
Used in Operations, Shrinkage
 and Other                     (17,535)   (8,986)   (3,665)  (2,446)  (1,705)
  Total Gas Available for Sale 124,034   125,520   128,095  127,974   142,163

SYSTEM THROUGHPUT (MMcf):
Retail Sales -
    Residential                 90,565    86,854    84,762   79,299    85,761
    Commercial                  26,937    25,598    25,909   25,634    28,646
    Industrial                   6,532     6,528     9,131    9,893    10,872
Wholesale Sales                      -     6,540     8,293   13,148    16,884
  Total Gas Sales              124,034   125,520   128,095  127,974   142,163
Transportation                 183,255   147,357   172,505  128,731   101,512
  Total System Throughput      307,289   272,877   300,600  256,705   243,675

GAS OPERATING REVENUES INCLUDING TRANSPORTATION
 (Thousands of Dollars):
Retail -
    Residential               $677,068  $613,039  $533,908 $494,332  $517,026
    Commercial                 177,249   156,851   139,662  135,718   150,637
    Industrial                  31,096    31,609    35,985   38,395    45,707
Wholesale                        6,930*   27,451    30,150   43,917    47,773
  Total Gas Operating Revenues 892,343   828,950   739,705  712,362   761,143
Transportation                  68,695    64,641    61,204   42,308    35,192
  Total Gas Operating Revenues
    Including Transportation  $961,038  $893,591  $800,909 $754,670  $796,335

AVERAGE NUMBER OF UTILITY
 CUSTOMERS:
Retail -
    Residential                680,043   676,876   672,877  668,240   663,697
    Commercial                  46,518    46,344    46,051   45,292    44,859
    Industrial                   1,181     1,188     1,201    1,202     1,207
Transportation                   1,306     1,293     1,088      957       750
                               729,048   725,701   721,217  715,691   710,513

   * 1994 wholesale revenues represent revenues from Distribution Corporation's off-system sales.
<PAGE 17>
ITEM 1.  BUSINESS (Continued)


EXPLORATION AND PRODUCTION

      The System's Exploration and Production operations are carried out by Seneca. Seneca is engaged in the exploration for, and the development of, natural gas and oil reserves in the Gulf Coast of Texas and Louisiana, in California, and in the Appalachian region of the United States.

      To facilitate operational efficiencies, all of the System's exploration and production operations were consolidated into Seneca through the July 1, 1994 merger of Empire into Seneca. Supply Corporation's exploration and production activities were transferred to Empire, effective January 1, 1994.

      Exploration and production activities in 1994 accounted for approximately 13% of System operating income before income taxes. Information regarding the results of operations for the Exploration and Production operations can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 to 51 of this report.

Gulf Coast/West Coast Exploration and Production

      Seneca's Gulf Coast activities in 1994 were directed toward continued offshore exploration for natural gas in the Gulf of Mexico and drilling of horizontal wells for gas production in the Austin Chalk formation in Seneca's Northeast Clay field in central Texas.

      The offshore exploration program uses advanced computer and seismic technology in an attempt to identify low risk gas prospects which can be drilled and placed in production in less than one year. As of September 30, 1994, Seneca had acquired and evaluated new offshore seismic data covering an area of over 45,000 square miles. In 1994, Seneca drilled six gas wells in the Gulf of Mexico, five of which were successful. The most significant discovery was in West Cameron Block 552 where one gas well was drilled in 1994.

      Seneca has continued to achieve its goal of placing new wells in production within one year. Two of the five successful wells in the Gulf of Mexico were in production by September 30, 1994. The other three wells are expected to be in production by March 31, 1995. Future offshore activity should continue to be strong with Seneca's acquisition of three blocks in the Federal Lease Sale and acquisition of one block through a farm out. These acquisitions have increased Seneca's inventory of offshore prospects to eleven, some of which will be evaluated in 1995.

      In addition, Seneca actively pursued identifying and drilling gas reserves in the tight Austin Chalk formation in its Northeast Clay Field in central Texas. In 1994, Seneca drilled or participated in five horizontal wells, all of which were successful. The scope of Seneca's horizontal drilling is expected to expand in 1995. Seneca has acquired nearly 4,000 acres and 6,000 acres to the west and east of the Northeast Clay Field, respectively. Plans are to begin development of this acreage in 1995.
<PAGE 18>
ITEM 1.  BUSINESS (Continued)


      As a result of this activity in the Gulf Coast Region, 93.4 Bcf of gas reserves and 1.1 million barrels of oil reserves were added in 1994.

      Reserves related to the Gulf Coast Region at September 30, 1994 amounted to 3.8 million barrels of oil and 153.2 Bcf of gas, or approximately 22% and 62% of Seneca's total oil and gas reserves, respectively. This represents a decrease of approximately 0.3 million barrels of oil and an increase of 73.7 Bcf of gas compared with September 30, 1993.

      Seneca's California activities in 1994 were concentrated primarily on cost control and improving production in the Sespe and Silverthread Fields in Ventura, California while continuing development drilling in the new Temescal Field. In 1994, Seneca drilled one additional successful well in the Temescal Field.

      Reserves related to Seneca's California operations at September 30, 1994, amounted to 13.5 million barrels of oil and 32.0 Bcf of gas, or approximately 77% and 13% of Seneca's total oil and gas reserves, respectively. This is a decrease of 0.7 million barrels in oil reserves and
2.4 Bcf of gas compared with September 30, 1993.

      During 1994, Seneca's combined Gulf Coast and California operations produced 1.0 million barrels of oil and 17.0 Bcf of gas compared to 0.8 million barrels of oil and 13.2 Bcf of gas produced in 1993. This represents an increase of 25% in oil production and 29% in gas production. In 1994, oil and gas sales were made to marketers and refiners under long-term agreements, which contain flexible pricing provisions.

Appalachian Exploration and Production

      Most of the gas production Seneca owns in the Appalachian region, is transported to end-users by the System. A percentage of the production from these wells is dedicated to the System's Regulated Operations' gas supply. Seneca's drilling programs in this region depend, to a large degree, on gas prices. In 1994, Seneca drilled or participated in drilling 8 net gas wells, of which 5 were completed as producers and 3 were plugged and abandoned as dry holes. Approximately 0.7 Bcf of gas was discovered as a result of these efforts. This is compared with 1993's drilling program of 18 net wells, of which 11 were completed as producers, and 1.1 Bcf of gas discovered.

      In 1994, Seneca's gas production from its Appalachian wells amounted to
6.3 Bcf compared with 6.6 Bcf in 1993. At September 30, 1994, Seneca had 1,998 net productive wells in the Appalachian Region. Seneca's gas reserves at September 30, 1994, located in this region amounted to 62.3 Bcf, or approximately 25% of Seneca's total gas reserves. This represents an increase in gas reserves of 1.0 Bcf compared with 1993, as current year discoveries from drilling activities, revisions of previous estimates and acquisitions of reserves in place more than offset current year production. Seneca's Appalachian oil production and oil reserves are not significant.
<PAGE 19>
ITEM 1.  BUSINESS (Continued)


Oil and Gas Prices

      During 1994, the System's weighted average oil price at the wellhead was $14.86 per barrel, a decrease of $1.92 per barrel, or 11%, from 1993. The System's weighted average gas price at the wellhead was $2.18 per Mcf, a decrease of $.02 per Mcf, or 1%, from 1993. Nonetheless, efforts to stabilize prices through hedging activities contributed approximately $1.6 million of operating revenues for the year. See further discussion of hedging activities in Note A - Summary of Significant Accounting Policies on pages 58 to 62 of this report.

      At September 30, 1994, Seneca did not experience an impairment of its oil and gas assets under the SEC full cost accounting rules. Wellhead price declines in the future, if material, could have a negative impact on Seneca's oil and gas assets.

OTHER NONREGULATED

      The Systems's Other Nonregulated operations are carried out primarily by NFR, UCI, Highland and Leidy Hub, which are engaged in natural gas marketing and brokerage operations and energy management services; pipeline construction operations; sawmill and dry kiln operations; and natural gas market hub activities, respectively. Other Nonregulated operations also include the marketing of timber. In 1994, these operations accounted for 1% of System operating income before income taxes. Corporate operations reduced System operating income before income taxes by 2%. Information regarding the results of operations for the Other Nonregulated operations can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 to 51 of this report.

      In 1994, Leidy Hub received SEC approval to enter into a partnership with a subsidiary of Natural Gas Clearinghouse (Clearinghouse) to develop a market area hub in north central Pennsylvania, where, in order to manage their gas supply, customers such as pipelines, marketers and utilities can store or borrow gas short-term, move gas from one pipeline to another, and buy or sell gas. The partnership became effective September 1, 1994. Leidy Hub has a 50% interest in this partnership.

COMPETITION

      The natural gas industry was a competitive one in 1994 and is expected to become more competitive in the future. Competition existed among providers of natural gas, as well as between natural gas and other sources of energy.

      Management continues to believe that there will be increased usage of natural gas nationwide over the longer-term and, therefore, opportunities exist for increased sales, transportation and storage of natural gas, primarily on behalf of off-system end-users. This increased use of natural gas nationwide is expected to result mainly from the increased use of natural gas as an electric generation and cogeneration fuel, conversion of home heating load from oil to gas, economic and population growth and competitive
<PAGE 20>
ITEM 1.  BUSINESS (Continued)


prices. Nonetheless, there is currently downward pressure on gas prices due to milder than normal weather and increased supply because of the continued growth of Canadian imports and increasing domestic supplies attributable to more efficient exploration and production technology. While seasonal swings in gas prices between the heating and nonheating season are expected to continue, the longer term trend in natural gas prices is dependent upon the balance of demand and supply. Current estimates of the United States demand growth rate range from 1 - 4%, while estimates for increases in available supply range from 2 - 5%.

      The continuing deregulation of the gas industry should also enhance the competitive position of gas relative to other energy sources by removing some of the regulatory impediments to adding customers and responding to market forces. In addition, the environmental advantages of natural gas compared with other fuels should increase the role of natural gas as an energy source. The potential environmental role of natural gas was enhanced by the passage of the Clean Air Act in 1990. Moreover, natural gas, which is abundantly available in North America, is a dependable domestic alternative to foreign oil.

      The electric utility industry is moving toward a more competitive environment as a result of the Energy Policy Act of 1992 and actions of various regulatory commissions. It is unclear at this point what impact this restructuring will have on the natural gas industry.

      System companies compete on the basis of price, service, quality and reliability, product performance and other factors.

Utility Operations

      The changes precipitated by the FERC's Order 636 are redefining the roles of the utility industry and the state regulatory commissions. Competition has arrived for utilities, and it is anticipated that, similar to what was done in the pipeline sector of the natural gas industry, regulators will require utilities to unbundle their services. The anticipated result is that utility service will divide into "core" markets consisting of the traditional residential and commercial customers, as well as customers taking firm transportation service and "non-core" markets consisting of competitive commercial and industrial markets. It is anticipated that competition for the "non-core" market will continue from parties desiring to bypass the System by selling and/or transporting gas directly to Distribution Corporation's industrial and commercial customers. Furthermore, the FERC, in its recent Bypass Policy, appears to be unwilling to shield local distribution companies from bypass. In addition, competition will exist with fuel oil suppliers and electric utilities in making retail energy sales. Distribution will attempt to retain, and if possible expand, its most vulnerable markets, such as the large industrial market, through favorable rate design, business development and related efforts. Distribution Corporation continues to (a) develop or
<PAGE 21>
ITEM 1.  BUSINESS (Continued)


promote new sources and uses of natural gas and/or new services, rates and contracts; (b) purchase gas from lowest cost suppliers consistent with operating and long-term gas supply needs; and (c) emphasize and provide high quality service to its customers.

Pipeline and Storage Operations

      The Pipeline and Storage segment competes for market growth in the natural gas market with other pipeline companies transporting gas in the Northeast and with other companies providing gas storage service. The System has some unique characteristics which enhance its competitive position. Its service area, which is located adjacent to Canada and the Northeast United States, and partially connects the Northeast with the South, Southwest and Midwest, is advantageous for the provision of increased transportation and storage service in the future. The Company will continue to evaluate ways to take advantage of its location to open up new markets and expand existing ones, especially in the gas storage business. There will, however, be increased competition to provide services due to a number of recent large pipeline expansions in the Northeast. Likewise, new storage projects face competition from existing storage facilities and a number of planned storage projects which have been announced as a result of Order 636.

Exploration and Production

      The Exploration and Production segment competes with other gas and oil producers and with fuel oil and electricity wholesalers and producers. Seneca competes with other oil and gas exploration and production companies of various sizes for leases and drilling rights for exploration and development prospects, and competes with other producers for markets to sell its production based on price and deliverability.

      To compete in this environment, Seneca acts as operator on most prospects, sheds risk of exploratory efforts through partnerships, applies the latest technology for both exploratory studies and drilling operations and focuses on market niches that suit its size, operating expertise and financial criteria.

Other Nonregulated

      In the Other Nonregulated segment, NFR competes with other gas marketers and energy management services providers. Leidy Hub competes with other gas market service providers. Highland competes with other sawmills in northwestern Pennsylvania, and UCI competes with other pipeline construction companies in its area of operation. Sources and providers of energy, other than those described above, do not compete with System companies to any significant extent.
<PAGE 22>
ITEM 1.  BUSINESS (Continued)


CAPITAL EXPENDITURES

      A discussion of capital expenditures by business segment is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 33 to 51 of this report.

ENVIRONMENTAL MATTERS

      Supply Corporation is engaged in discussions, but not formal proceedings, with the New York Department of Environmental Conservation (NYDEC) concerning the 71 plugged and abandoned gas wells located within the boundaries of the Bennington and Holland, New York, underground natural gas storage fields. Supply Corporation voluntarily agreed to re-plug 30 wells which were believed to be venting small amounts of natural gas to the atmosphere. Twenty-seven of those wells have been plugged, at a cost of approximately $3.1 million, and the other 3 have been found not to be venting gas anymore. There are on-going discussions regarding the NYDEC's determination that Supply Corporation should also re-plug 37 plugged and abandoned wells which are not venting any natural gas to the atmosphere. Re-plugging those additional 37 wells, plus the 3 wells which were formerly venting small amounts of gas to the atmosphere, would cost an additional amount of approximately $5.1 million.

      For additional discussion of environmental matters involving the Company, see Note G - "Commitment and Contingencies" on pages 77 to 79 of this report.

MISCELLANEOUS

      The System had 3,148 regular employees at September 30, 1994, a decrease of 5.4% from the 3,329 employed at September 30, 1993.

      Agreements covering employees in collective bargaining units in the State of New York were renegotiated in calendar 1994 and are scheduled to expire in calendar 1998. Agreements covering most employees in collective bargaining units in the Commonwealth of Pennsylvania were renegotiated in calendar 1993 and are scheduled to expire in calendar 1996.

      System companies have numerous county and municipal franchises under which they use public roads and certain other rights-of-way and public property for the location of facilities. System companies have regularly renewed such franchises at expiration and expect no difficulty in continuing to renew them.
<PAGE 23>
ITEM 1.  BUSINESS (Concluded)


EXECUTIVE OFFICERS OF THE COMPANY (1)

                     Age as of                                    Date Elected
      Name            9/30/94           Position                  To Position

Bernard J. Kennedy      63       Chairman of the Board of
                                 Directors.                     March 21, 1989
                                 Chief Executive Officer.       August 1, 1988
                                 President.                    January 1, 1987
                                 Director.                      March 29, 1978
                                 Executive Vice President
                                 and General Counsel from
                                 1976 to 1986.
                                 Chairman of the Board of
                                 certain subsidiaries of the
                                 Company since August 1988.
                                 President and Chief Executive
                                 Officer of Supply Corporation
                                 and an officer of certain
                                 other subsidiaries of the
                                 Company from prior to 1989
                                 until June 1, 1989.

Philip C. Ackerman      50       Director                       March 16, 1994
                                 Senior Vice President.         June 1, 1989
                                 Vice President from July 1,
                                 1980 until June 1, 1989.
                                 President of certain of the
                                 Company's subsidiaries from
                                 prior to 1989.

Richard Hare            56       President of Supply Corporation. June 1, 1989
                                 An executive officer of certain
                                 of the Company's subsidiaries
                                 from prior to 1989.

William J. Hill         64       President of Distribution        June 1, 1989
                                 Corporation.
                                 An executive officer of
                                 Distribution Corporation
                                 from prior to 1989.

(1) The Company has been advised that there are no family relationships among any of the officers listed, and that there is no arrangement or understanding among any one of them and any other persons pursuant to which he was elected as an officer.

<PAGE 24>
ITEM 2.  PROPERTIES

GENERAL INFORMATION ON FACILITIES

      The investment of the System in net property, plant and equipment was $1,542,739,000 at September 30, 1994. Approximately 80% of this investment is in the System's Utility and Pipeline and Storage segments, which are primarily located in western New York and western Pennsylvania. The remaining investment in property, plant and equipment is mainly in the Exploration and Production Segment, which is primarily located in the Gulf Coast, southwestern, western and Appalachian regions of the United States.

      The Utility Operation has the largest net investment in property, plant and equipment, compared with the System's other business segments. Most of this net investment represents its gas distribution network. These properties include 14,592 miles of pipeline (exclusive of service pipe), which represent approximately 55% of the Utility Operation's net investment of $787,794,000.

      The Pipeline and Storage segment represents a net investment of $440,810,000 in transmission and storage facilities at September 30, 1994. Transmission pipeline, with a net cost of $132,591,000, represents 30% of this segment's total net investment and includes 2,786 miles of pipeline required to move large volumes of gas throughout the System's service area. Storage facilities consist of 34 storage fields, four of which are jointly operated with certain pipeline suppliers, and 512 miles of pipeline. Included in the storage facilities net investment is $80,942,000 of base gas. The Pipeline and Storage segment has 31 compressor stations with 72,100 installed compressor horsepower.

      The Exploration and Production segment had a net investment in properties amounting to $295,419,000 at September 30, 1994. Of this amount, Seneca's net investment in oil and gas properties in the Gulf Coast/West Coast regions was $238,175,000, and Seneca's net investment in oil and gas properties in the Appalachian region aggregated $57,244,000.

      During the past five years, the System has made significant additions to plant in order to expand and improve transmission and distribution facilities for both retail and wholesale customers and to augment the reserve base of oil and gas. Net plant has increased $455,276,000, or 42%, since 1989.

      The System's facilities provided the capacity to meet the System's 1994 peak day sendout, including transportation service, of 1,988 MMcf, which occurred on January 19, 1994. Withdrawals from storage provided approximately 47% of the requirements on that day.

      System maps are included as Exhibit 99.2 to this report.

EXPLORATION AND PRODUCTION ACTIVITIES

      The information that follows is disclosed in accordance with SEC regulations, and relates to the System's oil and gas producing activities.
For a further discussion of oil and gas producing activities, refer to Note K
- - "Supplementary Information for Oil and Gas Producing Activities," on pages 84 to 88 of this report, and to Exploration and Production on pages 17 to 19 of this report.
<PAGE 25>
ITEM 2.  PROPERTIES (Continued)


      Supply Corporation files Form 2 "Annual Report of Natural Gas Companies" and Form 15 "Annual Report of Gas Supply" with the FERC. The reserve disclosures in these reports were filed as of December 31, 1993, whereas the reserve disclosures included in Note K are reported as of September 30, 1994.

      The gas reserves of Supply Corporation reported as of December 31, 1993, in Forms 2 and 15, were in-house estimates arrived at by qualified Supply Corporation geologists and engineers. Seneca is not regulated by the FERC, and thus is not required to file Forms 2 and 15. As discussed in Item 1, Supply Corporation's exploration and production activities were transferred to Empire effective January 1, 1994. Subsequently, on July 1, 1994, Empire was merged into Seneca. Seneca's oil and gas reserves reported in Note K as of September 30, 1994, were estimated for Seneca by independent petroleum engineers from Ralph E. Davis, Inc.

      The following is a summary of certain oil and gas information taken from System records:

Production

   For the Year Ended September 30                    1994      1993     1992

     Average sales price per Mcf of gas             $ 2.18    $ 2.20   $ 1.97

     Average sales price per barrel of oil          $14.86    $16.78   $17.11

     Average production (lifting) cost per Mcf
      equivalent of gas and oil produced            $  .45    $  .54   $  .62

Productive Wells

   At September 30, 1994                     Gas          Oil

     Productive Wells - gross               2,153         201
                      - net                 2,013         172

Developed And Undeveloped Acreage

   At September 30, 1994

     Developed Acreage   - gross          568,736
                         - net            508,753

     Undeveloped Acreage - gross          516,743
                         - net            476,482
<PAGE 26>
ITEM 2.  PROPERTIES (Concluded)


Drilling Activity

                                           Productive              Dry
   For the Year Ended September 30     1994   1993   1992   1994   1993  1992

     Net Wells Completed - Exploratory    5      9      5      5      6     5
                         - Development    7     16     11      1      3     3


Present Activities

   At September 30, 1994

     Wells in Process of Drilling - gross                 1
                                  - net                   1


     There are currently no waterflood projects or pressure maintenance operations of material importance.
<PAGE 27>
ITEM 3.  LEGAL PROCEEDINGS


PARAGON/TGX PROCEEDINGS

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

      By Order entered March 23, 1992, the District Court granted Distribution Corporation permission to amend its reply to Paragon/TGX's counterclaims to allege, among other things, (i) Distribution Corporation's "termination" of the Paragon Contract by letter effective February 1, 1988; (ii) Paragon's pre-September 1984 repudiation of the Paragon Contract; and (iii) the PSC's "primary jurisdiction" to interpret the Disapproval Order as respects "a price consistent" therewith. With respect to (iii) above, Distribution Corporation
<PAGE 28>
ITEM 3.  LEGAL PROCEEDINGS - (Continued)


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

      Effective January 14, 1994, TGX purportedly effected a partial assignment of its interest under the Paragon Contract to an unaffiliated third-party, with whom Distribution Corporation subsequently negotiated agreements to supersede the terms of the Paragon Contract, prospectively. These transactions did not materially increase (and potentially may have decreased) Distribution Corporation's exposure in the New York Litigation.

      On September 29, 1994, Paragon/TGX served an amended answer and counterclaim. That pleading restates Paragon/TGX's claims for unquantified money damages respecting Distribution Corporation's alleged (i) breach of contract price and "take-or-pay" provisions, (ii) "lack of good faith...material breach" of the contract, and (iii) repudiation of the contract. The pleading also adds two new, but unquantified claims - (i) consequential damages suffered upon the sale of properties and assignment of the Paragon Contract at less than full value, and (ii) damages related to the allegation that Distribution Corporation "tortiously and with intent injured
<PAGE 29>
ITEM 3.  LEGAL PROCEEDINGS - (Continued)


TGX in the conduct of its business." Distribution Corporation filed a timely reply to Paragon/TGX's claims.

      The parties are awaiting a scheduling order from the magistrate regarding discovery and the trial of this proceeding.

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

C.  State Commission Proceedings

      By its "Order Instituting Proceeding," issued in Case 93-G-0352, et al., and effective April 28, 1993, the PSC granted Distribution Corporation deferral authority in respect of the New York allocable share ($2,006,000) of the partial settlement payment described above under "Louisiana Litigation" and instituted a proceeding designed to address Distribution Corporation's request for recovery authority in respect of that amount. Distribution Corporation received authority to treat the Pennsylvania allocable share ($934,000) of the partial settlement payment as a gas cost experienced during the twelve (12) month period ending November 30, 1992.

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

      Under date of October 25, 1994, the Administrative Law Judge (ALJ) in this proceeding issued a recommended decision (RD). The RD seemingly recommends that the maximum price Paragon/TGX should be authorized to receive for gas delivered in respect of the contract should be $3.714 per Mcf. The ALJ noted that Distribution Corporation might owe approximately $9.6 million more to Paragon/TGX under this scenario. The ALJ also found that payments previously made by Distribution Corporation were prudent and reasonable. Nonetheless, he recommended that Distribution Corporation be allowed to recover from ratepayers only one-half of the $2,006,000 payment referred to
<PAGE 30>
ITEM 3  LEGAL PROCEEDINGS - (Concluded)


above and one-half of future amounts that might be paid to Paragon/TGX. The ALJ's recommendations are not binding on the PSC or the courts. All parties to the proceedings have taken exception to various portions of the RD. The PSC is expected to issue its decision in this proceeding during 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matter was submitted to a vote of security holders during the fourth quarter of 1994.
<PAGE 31>

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

      Information regarding the market for the Registrant's common stock and related shareholder matters appears in Note D - "Capitalization" and Note J - "Market for Common Stock and Related Shareholder Matters (unaudited)," on pages 67 to 71 and 83, respectively, of this report, and reference is made thereto.
<PAGE 32>

ITEM 6.  SELECTED FINANCIAL DATA
Year Ended September 30                  1994        1993        1992       1991        1990
SUMMARY OF OPERATIONS (Thousands)
Operating Revenues                 $1,141,324  $1,020,382    $920,450    $865,131    $892,009
Operating Expenses:
  Purchased Gas                       497,687     409,005     363,690     364,246     415,052
  Operation Expense and Maintenance   291,390     283,230     263,084     245,253     227,593
  Property, Franchise and Other
     Taxes                            103,788      95,393      89,158      83,095      75,846
  Depreciation, Depletion and
   Amortization                        74,764      69,425      55,726      50,805      43,740
  Income Taxes - Net                   47,792      41,046      35,231      23,285      27,480
                                    1,015,421     898,099     806,889     766,684     789,711
Operating Income                      125,903     122,283     113,561      98,447     102,298
Other Income                            3,656       4,833       5,790      11,793       7,483
Income Before Interest Charges        129,559     127,116     119,351     110,240     109,781
Interest Charges                       47,124      51,899      59,041      61,250      57,783
Income Before Cumulative Effect        82,435      75,217      60,310      48,990      51,998
Cumulative Effect of Changes in
 Accounting                             3,237           -           -           -           -

Net Income Available for Common
 Stock                            $    85,672  $   75,217    $ 60,310    $ 48,990    $ 51,998
PER COMMON SHARE DATA
   Earnings                            $2.32*       $2.15       $1.94       $1.63      $1.83
   Dividends Declared                  $1.56        $1.52       $1.48       $1.44      $1.38
   Dividends Paid                      $1.55        $1.51       $1.47       $1.43      $1.36
   Dividend Rate at Year-End           $1.58        $1.54       $1.50       $1.46      $1.42

NUMBER OF COMMON SHAREHOLDERS AT
 YEAR-END                              22,465      22,893      23,218      22,662      22,203

PROPERTY, PLANT AND EQUIPMENT (Thousands)
Regulated:
   Utility Operation               $1,036,225  $  983,417  $  929,601  $  871,102  $  813,736
   Pipeline and Storage               640,124     618,917     594,580     539,904     481,003
                                    1,676,349   1,602,334   1,524,181   1,411,006   1,294,739
Nonregulated:
   Exploration and Production         464,725     415,642     378,815     353,090     323,132
   Other                               24,938      21,237      15,170       8,202       7,196
                                      489,663     436,879     393,985     361,292     330,328
Corporate                                 244         223         223         216         216
Gross Plant                         2,166,256   2,039,436   1,918,389   1,772,514   1,625,283
   Accumulated Depreciation,
    Depletion and Amortization        623,517     561,433     502,007     458,763     418,893
Net Plant                          $1,542,739  $1,478,003  $1,416,382  $1,313,751  $1,206,390

TOTAL ASSETS (Thousands)           $1,981,657  $1,801,540  $1,760,830  $1,560,834  $1,436,687

CAPITALIZATION (Thousands)
Common Stock Equity                $  780,288  $  736,245  $  632,333  $  542,109  $  484,044
Long-Term Debt, Net of Current
 Portion                              462,500     478,417     479,500     442,071     397,350
Total Capitalization               $1,242,788  $1,214,662  $1,111,833  $  984,180  $  881,394

<FOOTNOTE>
*   Includes Cumulative Effect of Changes in Accounting of $.09.  See Notes A and F
    to Consolidated Financial Statements.
</FOOTNOTE>

<PAGE 33>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For a graph of "The Revenue Dollar - 1994" see graph A. in the Appendix to this report.

Results of Operations

1994 Compared with 1993. National Fuel's consolidated earnings were $85.7 million, or $2.32 per common share, in 1994. This included $3.2 million, or $.09 per common share, related to the cumulative effect of the mandated changes in accounting for income taxes and post-employment benefits (as adopted in accordance with the Financial Accounting Standards Board's (FASB) Statements of Financial Accounting Standards (SFAS) No. 109 and No. 112, respectively). Earnings before these accounting changes amounted to $82.4 million, an increase of approximately 10% over 1993 earnings of $75.2 million. On a per-common-share basis, earnings before the accounting changes were $2.23 for 1994, up 4% from 1993 earnings of $2.15. Share amounts reflect a greater number of weighted average shares outstanding in the current year, principally because of the sale of 2.5 million shares of common stock in May 1993.

   Earnings growth in 1994 was primarily due to the Company's nonregulated operations. The Exploration and Production segment's successes have continued in 1994, with record oil and gas production more than compensating for a decline in oil and gas prices. Earnings from Other Nonregulated operations increased because of the improved performance of the Company's natural gas marketing, pipeline construction and timber operations.

   Earnings from the Company's regulated operations, in total, increased in 1994. The Utility Operation's earnings were up slightly over last year because of higher throughput due to colder weather, as well as State of New York Public Service Commission (PSC) and Pennsylvania Public Utility Commission (PaPUC) authorization to earn a return on increased capital investment. The Pipeline and Storage segment's earnings decreased in 1994 compared with 1993, mainly because of two nonrecurring items in 1993: the settlement of a Supply Corporation rate case which resulted in a partial reduction of a provision for refund due customers; and a change in rate design, effective August 1, 1993, which boosted 1993 earnings.

1993 Compared with 1992. Earnings were $75.2 million in 1993, up $14.9 million, or 25%, over 1992 earnings of $60.3 million. Earnings per common share in 1993 were $2.15, an 11% increase from the $1.94 earned in 1992. Share amounts reflect a greater number of weighted average shares outstanding in 1993, principally because of the sale of 2.5 million shares of common stock in each of May 1993 and September 1992.

   The earnings increase in 1993 resulted from improvements in both the Pipeline and Storage and Exploration and Production segments' earnings which, in the aggregate, more than offset a decline in the earnings of the Utility Operation and the Company's Other Nonregulated operations. New rates, coupled with a change in rate design, were the major reasons for the Pipeline and Storage segment's improved results, while increased natural gas production and higher prices improved the Exploration and Production segment's performance.
<PAGE 34>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Income (Loss)
 Before Income Taxes
Year Ended September 30 (in thousands)         1994         1993      1992
Utility Operation                          $ 90,584     $ 86,690  $ 90,025
Pipeline and Storage                         62,302       67,375    49,796
Exploration and
 Production                                  21,767       12,980     7,021
Other Nonregulated                            2,505         (986)    4,229
                                             24,272       11,994    11,250
Corporate                                    (3,463)      (2,730)   (2,279)

Total Operating Income
 Before Income Taxes                       $173,695     $163,329  $148,792


Operating Revenues
Year Ended September 30 (in thousands)         1994         1993      1992
Utility Operation
  Retail Revenues:
    Residential                          $  677,068   $  613,039  $533,908
    Commercial                              177,249      156,851   139,662
    Industrial                               31,096       31,609    35,985
                                            885,413      801,499   709,555
  Off-System Sales                            6,930          945      -
  Transportation                             34,419       30,213    27,424
  Other                                       4,911        3,961     3,685
                                            931,673      836,618   740,664
Pipeline and Storage
  Wholesale Revenues                              -      444,142   425,931
  Storage Service                            58,971       41,041    36,064
  Transportation                             90,416       45,313    33,821
  Other                                       3,734        4,072     3,054
                                            153,121      534,568   498,870
Exploration and
 Production                                  70,261       58,636    36,303
Other Nonregulated                           72,036       42,099    47,479
                                            142,297      100,735    83,782
Less:  Intersegment
 Revenues                                    85,767      451,539   402,866

Total Operating Revenues                 $1,141,324   $1,020,382  $920,450
<PAGE 35>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


UTILITY OPERATION

Operating Revenues

1994 Compared with 1993. Operating revenues increased $95.1 million in 1994 compared with 1993. This increase reflects recovery of increased gas costs mainly due to higher throughput, as well as general rate increases in the New York rate jurisdiction effective in both July 1993 and 1994 and in the Pennsylvania rate jurisdiction in December 1993 and higher revenues from off-system sales. Distribution Corporation, in each of its jurisdictions, has a mechanism whereby it has the opportunity to recover certain costs and retain a portion of the margin on these off-system sales.

     Higher retail sales of 5 billion cubic feet (Bcf) resulted primarily from weather in Distribution Corporation's service territory that was, on average, 6.5% colder than last year. Although industrial volumes sold remained level when compared with last year, they reflected a 2.5 Bcf switch from sales to transportation service, offset by increased gas sales to a new cogeneration customer.

     Transportation throughput was up 3.3 Bcf mainly because of the above noted
2.5 Bcf switch, as well as a similar switch from sales to transportation service by commercial customers of .4 Bcf. In addition, there was increased transportation of 2 Bcf to large- and small-volume industrial customers. The shut-down of three industrial customers and the bypass of National Fuel's pipeline system by three customers in the Pennsylvania jurisdiction partially offset the total increase by approximately 1.6 Bcf. Rates that go into effect in December 1994 in the Pennsylvania rate jurisdiction compensate for the loss of throughput related to these customers.

1993 Compared with 1992. Operating revenue increased $96 million in 1993 compared with 1992, although throughput remained relatively unchanged. The flow-through of higher gas costs, as well as rate increases in the New York rate jurisdiction in both July 1992 and 1993, and a rate increase in the Pennsylvania rate jurisdiction effective in December 1991, resulted in increased revenues. Weather-sensitive residential throughput increased 2.1 Bcf as a result of weather that was, on average, 1.9% colder than last year in Distribution Corporation's service territory. Combined industrial and end-user transportation throughput decreased 2.4 Bcf as a result of the bankruptcy of a major customer in Pennsylvania and a decrease in boiler fuel sales. These declines were partially mitigated by a significant increase attributable to a full year's throughput for a cogeneration project that came on line in May 1992.

Operating Income

1994 Compared with 1993. Operating income before income taxes increased $3.9 million in 1994 compared with 1993. This increase reflects higher revenues, discussed above, partly offset by increased operating expenses. The severe cold weather during January and February 1994 necessitated an unusually high number of system repairs and related site restoration work, which increased maintenance expense.
<PAGE 36>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The impact of weather on Distribution Corporation's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on pretax operating income and earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. In 1994, the WNC in New York resulted in a benefit to customers of $5.8 million. Since the Pennsylvania rate jurisdiction does not have a WNC, uncontrollable weather variations directly impact pretax operating income and earnings. In the Pennsylvania service territory, weather was 9.6% colder than last year and 8.4% colder than normal. The colder weather in 1994 compared with 1993 had a positive impact on pretax operating income and earnings for the Pennsylvania rate jurisdiction.

1993 Compared with 1992. Operating income before income taxes decreased $3.3 million in 1993 compared with 1992. This decline reflects the impact of lower average gas use per residential account in the New York rate jurisdiction compared with that imputed in rates resulting in a lower margin on gas sales which was not adequate to cover the increase in operating expenses. This problem was remedied by reflecting a lower usage per account in Distribution Corporation's rates that went into effect on July 23, 1993, in New York. In 1993, the WNC in New York preserved pretax operating income of $1.2 million and earnings per share of $.02. In the Pennsylvania service territory, weather was 2.5% colder in 1993 than 1992, although it was 5.4% warmer than normal. This colder weather had a positive impact on pretax operating income and earnings for the Pennsylvania rate jurisdiction.

Degree Days


                                                               Percent Colder
                                                               (Warmer) Than
Year Ended September 30          Normal     Actual          Normal     Last Year
  1994:  Buffalo                  6,710      6,975            3.9%       3.6%
         Erie                     6,202      6,726            8.4%       9.6%
  1993:  Buffalo                  6,723      6,730            0.1%       1.3%
         Erie                     6,484      6,135           (5.4%)      2.5%
  1992:  Buffalo                  6,778      6,644           (2.0%)     15.9%
         Erie                     6,556      5,983           (8.7%)     13.1%

Purchased Gas. The cost of purchased gas is by far the Company's single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.
<PAGE 37>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (Continued)


     Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and five upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and two nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Distribution Corporation's average cost of purchased gas, including the cost of transportation, was $3.74 per thousand cubic feet (Mcf) in 1994, a decrease of 3% from the average cost of $3.84 per Mcf in 1993. The average cost of purchased gas in 1993 was 22% higher than the $3.15 per Mcf in 1992.

System Throughput
(billion cubic feet)
Year Ended September 30            1994      1993      1992
Utility Operation
  Retail Sales:
    Residential                    90.6      86.9      84.8
    Commercial                     26.9      25.6      25.9
    Industrial                      6.5       6.5       9.1
                                  124.0     119.0     119.8

  Transportation-
   End-Users                       52.2      48.9      48.7
                                  176.2     167.9     168.5
Pipeline and Storage
  Wholesale Sales                     -     118.7     130.3
  Transportation                  295.3     138.6     157.0
                                  295.3     257.3     287.3
Less Intersegment Throughput:
  Sales                               -     112.2     122.0
  Transportation                  164.2      40.1      33.2
                                  164.2     152.3     155.2
Total System Throughput           307.3     272.9     300.6


PIPELINE AND STORAGE

Operating Revenues

1994 Compared with 1993. Operating revenues decreased $381.4 million in 1994 compared with 1993. This decline reflects Supply Corporation's restructured operations under the Federal Energy Regulatory Commission's (FERC) Order 636, which became effective August 1, 1993. Under Order 636, Supply Corporation's gas purchasing and sales functions were discontinued and replaced with new transportation and storage services, thus the recovery of purchased gas costs has been eliminated from Supply Corporation's revenues.

1993 Compared with 1992. Operating revenues increased $35.7 million in 1993 compared with 1992, despite a 30 Bcf decline in throughput. New rates that became effective in July 1992, subject to refund, significantly increased
<PAGE 38>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


revenues in 1993. Supply Corporation filed a Stipulation and Agreement (the Settlement) with the FERC on October 15, 1993, respecting these new rates. As a result of the Settlement, Supply Corporation reversed approximately $15 million of its previously accrued refund provision. Approximately $2.8 million of the amount reversed related to 1992. Additionally, as the Settlement included full recovery of Supply Corporation's portion of the net periodic post-retirement benefit costs under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Supply Corporation recorded $3.6 million of related post-retirement benefit expense. These adjustments relate to rates that were in effect since July 1, 1992, subject to refund. The change to the straight fixed-variable (SFV) rate design mandated by Order 636, which provides for recovery of Supply Corporation's fixed costs in the demand, or reservation charge, contributed additional revenues of approximately $2.7 million for August and September 1993 when compared to Supply Corporation's former rate design.
All of these items were reflected in earnings in the fourth quarter of 1993.

Operating Income

1994 Compared with 1993. Operating income before income taxes decreased $5.1 million in 1994 compared with 1993. This decrease was principally because of two nonrecurring items reflected in 1993. The favorable Settlement in 1993, discussed above, resulted in Supply Corporation recording approximately $2.8 million of revenues in 1993 that related to 1992. In addition, the change to the SFV rate design contributed additional revenues of approximately $2.7 million for August and September 1993, when compared to Supply Corporation's former rate design.

     Throughput increased 38 Bcf in 1994 and can be attributed to increased utilization of Supply Corporation's Canadian gas transportation facilities, the expanded capacity of these facilities and weather that was colder than last year. However, because of the SFV rate design, the increase in throughput did not have a significant impact on pretax operating income.

1993 Compared with 1992. Operating income before income taxes increased $17.6 million in 1993 compared with 1992. This increase was mainly the result of higher revenues, discussed above, which were partly offset by higher gas costs and operation and maintenance (O & M) expenses, primarily for labor and employee benefits.


EXPLORATION AND PRODUCTION

Operating Revenues

1994 Compared with 1993. Operating revenues increased $11.6 million in 1994 compared with 1993. This increase was primarily attributable to Seneca's Gulf Coast operations and reflects the continued success of both its offshore drilling program in the Gulf of Mexico and its horizontal drilling program in central Texas. Gas production and oil production (mainly condensate from gas wells) hit record levels in 1994 and were up 34% and 59%, respectively, in the
<PAGE 39>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Gulf Coast Region and 17% and 24%, respectively, for all geographic regions combined.

     Systemwide, the average price received for gas and oil production in 1994 was $2.18 per Mcf and $14.86 per barrel (bbl), respectively. This is a decline of $.02 per Mcf in gas prices and $1.92 per bbl in oil prices compared with 1993. Nonetheless, efforts to stabilize prices through hedging activities contributed approximately $1.6 million of operating revenues for the year. At present, Seneca's goal is to hedge approximately 60% of its Gulf Coast gas and oil production.

1993 Compared with 1992. Operating revenues increased $22.3 million in 1993 compared with 1992. This increase was also primarily attributable to Seneca's Gulf Coast operations. Natural gas production from the Gulf Coast operations increased 217% to 12.1 Bcf from 3.8 Bcf in 1992. In total, from all geographic areas, production rose by 7.8 Bcf to 19.9 Bcf. Lower natural gas production was realized from Appalachian and West Coast properties. Systemwide, the average price received for gas production in 1993 was $2.20 per Mcf, an increase of $.23 per Mcf from $1.97 per Mcf in 1992. Oil production (mainly condensate from gas wells) also increased in 1993 by 188,000 bbls compared with 1992. Systemwide, the average price received for oil production in 1993 was $16.78 per bbl, a decrease of $.33 per bbl from $17.11 per bbl in 1992.

Production Volumes
Year Ended September 30            1994      1993      1992

Gas Production
(million cubic feet)
  Gulf Coast                     16,296    12,134     3,828
  West Coast                        706     1,059     1,234
  Appalachia                      6,271     6,681     7,008
                                 23,273    19,874    12,070

Oil Production
(thousands of barrels)
  Gulf Coast                        615       387       172
  West Coast                        404       431       454
  Appalachia                         11        13        17
                                  1,030       831       643


<PAGE 40>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Income

1994 Compared with 1993. Operating income before income taxes increased $8.8 million in 1994 compared with 1993. This increase reflects the higher revenues discussed above, partly offset by higher depletion expense which is directly related to higher revenues. O & M expense remained basically level in 1994 compared with 1993. Although O & M expense related to increased production activity in the Gulf Coast operations was higher in 1994 than 1993, it was offset by a charge to O & M in 1993 for work performed on Appalachian wells that did not recur in 1994.

1993 Compared with 1992. Operating income before income taxes increased $6 million in 1993 compared with 1992. This increase was also the result of the increase in operating revenues, discussed above, partly offset by increases in depletion and O & M expenses. The increase in O & M expenses is related to the increased production activity in the Gulf Coast operations. Additionally, a charge to O & M expense of $2.3 million was recorded in the fourth quarter of 1993 for work performed on Appalachian wells.

OTHER NONREGULATED

Operating Revenues

1994 Compared with 1993. Operating revenues increased $29.9 million in 1994 compared with 1993. This increase is almost entirely due to higher revenues from NFR, the Company's gas marketing subsidiary, as its gas marketing volumes more than doubled to 18.2 Bcf in 1994 from 7.3 Bcf in 1993.

1993 Compared with 1992. Operating revenues decreased $5.4 million in 1993 compared with 1992. This decline reflected lower revenues from UCI, the Company's pipeline construction subsidiary, partly offset by higher revenues from NFR. UCI had an exceptionally productive year in 1992, completing several projects in Virginia and New York for nonaffiliated pipeline companies that were expanding their systems. The lack of large projects in 1993 negatively impacted UCI's revenues. NFR's revenues increased in 1993, as gas marketing volumes increased to 7.3 Bcf from 5.4 Bcf in 1992.

Operating Income

1994 Compared with 1993. Operating income before income taxes increased $3.5 million in 1994 compared with 1993. This increase is due to the improved performance of UCI, which, although still operating at a loss, had higher margins than in 1993. In addition, the improved performance of NFR and the Company's timber operations enhanced operating income before income taxes of this segment.

1993 Compared with 1992. Operating income before income taxes decreased $5.2 million in 1993 compared with 1992. This decline was mainly the result of the lack of a contribution by UCI to operating income before income taxes. The lack of large projects, coupled with tight margins contributed to poor performance in 1993. This more than offset the increase in NFR's operating income before income taxes resulting from increased marketing activities.
<PAGE 41>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (Continued)


INCOME TAXES, OTHER INCOME AND INTEREST CHARGES

Income Taxes. Income taxes increased in 1994 and 1993, mainly because of increases in pretax income as well as higher income tax rates. In addition, the increase in income taxes in 1994 reflects lower Section 29 nonconventional fuel tax credits. These credits, which relate to production from qualified gas wells, decreased to $1.7 million in 1994, down from $2.6 million in 1993. These credits are a direct reduction of income tax expense.

Other Income. Other income decreased $1.2 million and $1 million in 1994 and 1993, respectively. A portion of the decrease in 1994 and 1993 was because Distribution Corporation discontinued the accrual of interest income on deferred contract reformation costs (CRC) in April 1993, in accordance with a settlement with the PSC for full recovery of CRC. In addition, the decrease in 1994 reflects lower interest income on temporary cash investments.

     Other income also decreased in 1993 because of lower income associated with funds used during construction by the Pipeline and Storage segment resulting from lower construction balances. The decreases in 1993 were partly offset by higher interest income on temporary cash investments related to the proceeds from the September 1992 issuance of 2.5 million shares of common stock.

Interest Charges. Interest on long-term debt decreased $1.8 million and $1.4 million in 1994 and 1993, respectively. This was mainly due to refinancing activities, whereby higher-interest long-term debt was replaced with lower-interest long-term debt and with equity.

     Other interest charges decreased $3 million and $5.7 million in 1994 and 1993, respectively. The declines in both 1994 and 1993 reflect lower interest on short-term borrowings because of lower average amounts outstanding. A lower weighted average interest rate in 1993 also contributed to the decline in short-term interest. However, 1994 reflects an increase in the weighted average interest rate.

1995 OUTLOOK

     The coming year will be one of transition for the Company as it works through the impact of the FERC's Order 636 on the state level. As a result, 1995 earnings are expected to be lower than the record earnings of 1994. However, management continues to believe that the integrated strength of the Company places it on a course for growth in 1996 and beyond.

     When reviewing 1994 earnings it is important to note that $.09 per share was due to the cumulative effect of mandated accounting changes which will not recur in 1995. In addition, allowed returns on pipeline equity are expected to decrease as a result of allegedly lower risks associated with that business. Supply Corporation, therefore, anticipates a lower return on equity for rates to become effective in 1995. Further, in the Utility Operation, Distribution Corporation saw its allowed return on equity in its New York rate jurisdiction fall from 12.0% to 10.7% in July. The Company expects allowed returns on equity at the state level to increase in future years as a result of the state
<PAGE 42>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (Continued)


commission recognition of increased risks under the FERC's Order 636, as well as the rise in interest rates. Nevertheless, such a rise will not significantly benefit 1995 earnings.

     Our Exploration and Production segment, and our Other Nonregulated operations should increase their earnings contribution in 1995. However, the current low prices received for natural gas production will temper the increase and, therefore, it is unlikely that increased contributions for our nonregulated operations will cause consolidated earnings to increase in 1995.

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources and (Uses) of Cash
Year Ended September 30 (in millions)    1994     1993      1992
Provided by Operating Activities       $199.2   $123.7    $ 93.0
Capital Expenditures                   (135.1)  (131.9)   (157.9)
Short-Term Debt                         (84.3)   (30.2)     20.5
Long-Term Debt, Net Change               80.1    (51.1)     74.3
Issuance of Common Stock                  9.1     78.8      73.7
Common Dividends                        (57.2)   (52.2)    (45.6)
All Other-Net                             3.6       .2      (2.1)
Net Increase (Decrease) in Cash
 and Temporary Cash Investments        $ 15.4   $(62.7)   $ 55.9


OPERATING CASH FLOW

     Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction. In 1994, noncash items also included the cumulative effect of required changes in accounting for income taxes and post-employment benefits in accordance with SFAS 109 and SFAS 112, respectively.

     Cash provided by operating activities in the Utility Operation and Pipeline and Storage segment may vary substantially from year to year because of fluctuations in weather, supplier refunds, the impact of rate cases, and for the Utility Operation, fluctuations in over- or under-recovered purchased gas costs. The impact of weather on cash flow is tempered in the Utility Operation's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's SFV rate design.

     For a graph of "Book Value Per Common Share" see graph B. in the Appendix of this report.

     Net cash provided by operating activities totalled $199.2 million in 1994, an increase of $75.5 million compared with the $123.7 million provided by
<PAGE 43>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


operating activities in 1993. This increase reflected higher revenues and earnings in the Exploration and Production segment, mainly from its Gulf Coast operations. The Utility Operation had an increase in cash flow from operations mainly because Distribution Corporation had over-recovered purchased gas costs at September 30, 1994, while it was in an under-recovery position at September 30, 1993. In addition, the Pipeline and Storage segment had an increase in upstream pipeline company refunds received in 1994, thus increasing its cash flow from operations.

INVESTING CASH FLOW

Capital Expenditures. Capital expenditures totalled $138.3 million in 1994. The table below presents these expenditures by business segment:

Year Ended September 30 (in millions)     1994              Percentage
Utility Operation                       $ 61.7                  44.6%
Pipeline and Storage                      20.5                  14.8
Exploration and Production                52.5*                 38.0
Other Nonregulated                         3.6                   2.6
                                        $138.3*                  100%

* Includes noncash acquisition of $3.2 million in a stock-for-asset swap.

     Most of the Utility Operation's capital expenditures were for the replacement of mains and main extensions, as well as for the replacement of service lines and the installation of new services.

     Pipeline and Storage capital expenditures included an increase in compression at two locations, other additions, improvements and replacements to the Company's transmission and storage systems.

     The majority of the Exploration and Production segment's capital expenditures were made for the exploration for and development of oil and gas properties located offshore in the Gulf of Mexico, and in Seneca's Northeast Clay Field in central Texas. As a result of activity in the Gulf Coast Region, reserves included 93.4 Bcf of new gas reserves and 1.1 million barrels of new oil reserves at September 30, 1994. In addition, capital expenditures in the Appalachian Region included $3.2 million for the acquisition of natural gas production assets in exchange for Company common stock. This acquisition added approximately 3 Bcf of gas reserves.

     Other Nonregulated capital expenditures included timberland and equipment purchases.

     The Company's estimated capital expenditures for the next three years are:

Year Ended September 30 (in millions)    1995      1996       1997
Utility Operation                      $ 63.6    $ 59.1     $ 58.1
Pipeline and Storage                     38.0      17.6       18.3
Exploration and Production               74.3      78.2       80.8
Other Nonregulated                        7.1       1.2        1.3
                                       $183.0    $156.1     $158.5
<PAGE 44>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Estimated expenditures for the Utility Operation during the next three years will be concentrated in the areas of main replacements and extensions, service line replacements and, to a minor extent, the installation of new services.

     Included in the Pipeline and Storage segment's capital expenditures for 1995 is approximately $5.6 million to be spent in connection with several expansion projects, the most significant of which is a link with the Empire State Pipeline at Grand Island, New York. This will greatly increase the reliability, flexibility and efficiency of service to the Company's service territory in the areas north of Buffalo and to Grand Island, New York.

     Also included in the 1995 capital expenditures is approximately $4.3 million for compressor engine emission controls necessary to comply with the standards of the Clean Air Act Amendments of 1990 (the Act). Approximately $.6 million of capital expenditures were incurred in 1994 to comply with the Act. The Company does not anticipate incurring significant additional capital expenditures to comply with the current standards of the Act. However, changes in standards may require additional expenditures in the future. Management expects that all related capital expenditures will be recoverable through rates.

     Significant capital expenditures related to Supply Corporation's Laurel Fields Storage Project (which is pending the FERC's approval) are not expected to be incurred until 1996. Since the timing of expenditures related to this project are not finalized, the preceding table does not include significant amounts for this project. Laurel Fields is a 19 Bcf underground natural gas storage development project, which entails the development of Supply Corporation's Callen Run (a depleted gas field) and expansion of its Limestone Storage Field. Filings with the FERC were made in June 1994 to implement this project. An "open season" was held in August 1994 to identify prospective customers for this project. Precedent agreements are currently being negotiated with interested customers. On November 4, 1994, a proposal was sent to the FERC to divide the project into two phases. Phase I would encompass the expansion of the Limestone Storage Field to accommodate approximately 7 Bcf of storage and phase II would consist of the development of the Callen Run Storage Field. The potential cost of the project is approximately $200 million.

     For a graph of "Capital Expenditures" see graph C. in the Appendix to this report.

     Estimated capital expenditures in 1995 for the Exploration and Production segment are approximately 40% higher than capital spending in 1994 as the Company sees significant opportunities for growth in this segment. These expenditures will be directed mainly toward developing Seneca's Gulf Coast offshore prospects, evaluating reserve acquisitions and significantly expanding exploration activities. Capital expenditures for Other Nonregulated operations will primarily be used for timberland.

     The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage
<PAGE 45>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (Continued)


facilities and the expansion of transmission line capacities. The magnitude of future capital expenditures in the regulated segments depends, to a large degree, upon market conditions coupled with adequate rate relief.

Other. Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. Approximately $2.3 million of cash was received in the first quarter of fiscal 1994, related to the fiscal 1993 sale of Seneca's interest in its Alberta, Canada, gas reserves.

FINANCING CASH FLOW

     In order to meet the Company's capital requirements, cash from external sources must periodically be obtained through short-term bank loans and commercial paper, as well as through issuances of long-term debt and equity securities. The Company expects these traditional sources of cash to continue to supplement its internally generated cash during the next several years.

     On July 1, 1994, the Company redeemed $19.9 million remaining outstanding principal amount of 9-1/2% debentures due July 1, 2019, for $21.3 million, including redemption premium.

     On July 14, 1994, the Company issued $50 million of medium-term notes due July 1999, at an interest rate of 7.25%. Also on July 14, 1994, the Company issued $50 million of medium-term notes due July 2024, at an interest rate of 8.48%. These latter notes are callable beginning July 1999. After reflecting underwriting discounts and commissions, the combined proceeds to the Company of these two issuances amounted to $99.4 million. The proceeds were used to reduce outstanding short-term borrowings.

     The Company's embedded cost of long-term debt was 7.3% at both September 30, 1994 and 1993.

     At September 30, 1994, the Company has Securities and Exchange Commission
(SEC) authority remaining under a shelf registration filed in March 1993 to issue and sell up to $220 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.

     For a graph of "Embedded Cost of Long-Term Debt" see graph D. in the Appendix to this report.

     Consolidated short-term debt decreased $84.3 million during 1994. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs.

     The Company, through Seneca and NFR, is engaged in certain natural gas and crude oil price swap agreements and in the gas futures market as a means of
<PAGE 46>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


hedging a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. In addition, the Company has SEC authority to enter into interest rate swap agreements. For further discussion, see disclosure under "Financial Instruments" in Note A - Summary of Significant Accounting Policies.

     The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation nor these other regulatory matters are expected to materially change the Company's present liquidity position.

     The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering long-term debt, at September 30, 1994, the Company would have been permitted to issue up to a maximum of $434.5 million in additional long-term unsecured indebtedness, subject to maturity and long-term interest rates. In addition, at September 30, 1994, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $287.5 million of short-term debt.

     For a graph of "Capitalization Ratios" see graph E. in the Appendix to this report.


RATE MATTERS

Utility Operation

New York Jurisdiction

     In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $56.5 million, or 8.9%, with a requested return on equity of 12.85%. New rates are expected to become effective in August or September 1995. On November 17, 1994, Distribution Corporation presented the PSC staff with a preliminary proposal for a multi-year settlement.

     In August 1993, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $55.4 million, or 8.5%, with a return on equity of 12.16%. Included in the requested rate increase was an initial amount of $24.9 million for the recovery of transition costs arising from the FERC's Order 636, which represented 3.8% of the total 8.5% requested increase.

     On July 19, 1994, the PSC issued an order authorizing a base rate increase of $11.1 million, or 1.7%, with a return on equity of 10.7%. In addition, the PSC authorized recovery of transition costs arising from the FERC's Order 636
<PAGE 47>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


of up to $11 million annually from sales customers through the monthly Gas Adjustment Clause (GAC). Distribution Corporation will defer, for recovery in future periods, any amounts that may exceed the $11 million annual amount. New rates became effective July 24, 1994.

     The recovery of transition costs from transportation customers in New York remains unresolved. The PSC has postponed its decision on transportation customers' allocable share of transition costs pending further consideration of the issue in a generic restructuring case (the Generic Case) which began in October 1993. The PSC staff's position in the Generic Case is that transportation customers should be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for gas supply realignment (GSR) costs and stranded costs. The PSC has authorized Distribution Corporation's continued deferral of transition costs relating to transportation customers until resolution in the Generic Case. At September 30, 1994, deferred transition costs related to transportation customers amounted to approximately $2 million.

     In July 1993, in connection with a previously approved two-year settlement, Distribution Corporation received PSC approval for the second year of the settlement. The approval was for a rate increase of $13.3 million, or 2.1%, for the 12-month period ended July 31, 1994.
This rate increase went into effect on July 23, 1993.

Pennsylvania Jurisdiction

     On March 8, 1994, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $16 million, or 6.8%, with a return on equity of 12.25%. A proposal for a WNC was included in this filing. On December 6, 1994, an order was issued by the PaPUC authorizing an annual rate increase of $4.8 million, or 2.0 %, with a return on equity of 11.0% and without a WNC. New rates are scheduled to become effective as of December 7, 1994.

     In March 1993, Distribution Corporation filed with the PaPUC for an annual rate increase in its Pennsylvania jurisdiction of $33.4 million, or 16.2%, with a return on equity of 12.4%. Included in the requested rate increase was an initial amount of $8.2 million for the recovery of transition costs arising from the FERC's Order 636. On December 1, 1993, an order was issued by the PaPUC authorizing an annual rate increase of $11.4 million, or 4.9%, exclusive of transition costs. The new rates became effective as of December 1, 1993.

     The PaPUC's December 1, 1993 order also addressed certain issues concerning recovery of GSR costs and stranded costs resulting from the implementation of the FERC's Order 636. Under this order, Distribution Corporation began collecting, effective December 1, 1993, GSR and stranded costs from its customers through a separate surcharge. Distribution Corporation is allowed to update this surcharge on a quarterly basis. Distribution Corporation is recovering under-recovered purchased gas transition costs from its Pennsylvania sales customers through its gas cost recovery rates.
<PAGE 48>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (Continued)


     General rate increases do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses.

State Regulatory Environment

     The seeds of change precipitated by the FERC's Order 636 are redefining the roles of the utility industry and the state regulatory commissions. Competition has arrived for utilities, and it is anticipated that, similar to what was done in the pipeline sector of the natural gas industry, regulators will require utilities to unbundle their services. The anticipated result is that utility service will divide into "core" markets consisting of the typical residential and commercial customers, as well as customers taking firm transportation service and the "non-core" markets consisting of competitive commercial and industrial markets. It is anticipated that non-core services will be lightly regulated and, with respect to core customers, regulators are expected to focus on increased utility efficiency.

     Many state regulators believe that utilities can gain efficiency through performance-based incentive ratemaking. Such ratemaking is intended to enhance the traditional cost-of-service ratemaking formula, which many believe does not provide incentives to operate efficiently. Distribution Corporation has proposed several customer service performance incentives in its New York rate case filed in October 1994. If these incentives are accepted, the mechanisms would allow the PSC to administer financial penalties or rewards determined by the utility's ability to meet or exceed required performance levels. The proposed incentives relate to: response time to customer inquiries and complaints; billing accuracy; keeping appointments for service; and efficiency in the installation of new service lines.

     The New York and Pennsylvania regulatory commissions have instituted several generic proceedings related, among other things, to restructuring in response to the FERC's Order 636. The more significant ones, all of which are still pending, are discussed below:

New York

     Finance Proceeding. The purpose of this proceeding is to develop a uniform method for calculating a utility's rate of return on equity.

     Ratesetting Proceeding. This proceeding is intended to develop guidelines for settlements, incentive ratemaking and multi-year rate filings, in addition to the traditional single-year procedure. Thus, a menu of options would be available for each utility to select the appropriate ratemaking proposal.

     Generic Restructuring Proceeding. This proceeding is examining the appropriate retail or end-use impacts resulting from the FERC's Order 636 pipeline restructuring. It is expected that the PSC will issue an order addressing key issues such as unbundling, rate design and the extent of state regulation. Implementation will likely be achieved by each utility on a case-by-case basis.
<PAGE 49>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Pennsylvania

     Settlement Guidelines. This proceeding is intended to develop orders addressing specific rules of procedure to accomplish settlement of complex proceedings, including rate cases.

     FERC Order 636 Proceedings. The PaPUC has thus far responded to the FERC's Order 636 with three generic proceedings addressing different operational areas. They are proceedings on transportation services, gas procurement practices (including a gas purchase incentive mechanism) and capacity release. Distribution Corporation has already implemented many of the proposed changes in previous rate cases and expects that additional changes will not significantly alter current operations.

     Distribution Corporation is working closely with the state regulatory commissions to resolve the complexities of industry restructuring.

Pipeline and Storage

     For a discussion of Supply Corporation's gathering rates, refer to Note B - Regulatory Matters.

     On October 31, 1994, Supply Corporation filed for an annual rate increase of $21 million, with a requested return on equity of 12.6%. This rate case was filed as a result of the FERC's order issued on October 28, 1994, rejecting Supply Corporation's rate case filed on September 30, 1994. The FERC rejected the September 30, 1994 filing because it disagreed with the proposed method of rolling-in rates for the storage service previously offered by Penn-York (Penn-York was merged into Supply Corporation effective July 1, 1994).

     On December 30, 1993, the FERC issued an order approving, with slight modification the Settlement, which was filed with the FERC on October 15, 1993, respecting two Supply Corporation rate proceedings. As modified, the Settlement provided for rates that produced annual revenues of approximately $125 million between July 1, 1992, and July 31, 1993. Rates for the period beginning August 1, 1993, reflect reduced costs after restructuring plus certain settlement concessions, and will produce revenues of approximately $121 million annually. As a result of the Settlement, Supply Corporation refunded to its customers $13.6 million, including interest, during the second quarter of 1994.

OTHER MATTERS

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

     Distribution Corporation has been identified by the Environmental Protection Agency or the New York State Department of Environmental Conservation
(DEC) as one of a number of companies that are considered to be potentially
<PAGE 50>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (Continued)


responsible parties (PRPs) with respect to several waste disposal sites in New York that were operated by unrelated third parties. These PRPs are alleged to have contributed to the materials that may have been collected at such waste disposal sites by the site operators. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will be dependent on such factors as the remediation plan selected, the extent of site contamination, the number of additional PRPs at each site and the portion attributed, if any, to Distribution Corporation. Distribution Corporation's estimated share of the clean-up costs has been accrued for four of these sites.

     One of these four sites was formerly used for a manufactured gas plant. Distribution Corporation is currently involved in litigation regarding this site. The current owner of the site has submitted a claim against Distribution Corporation for contribution of a share of approximately $1.6 million of removal/remediation costs that have been incurred. It is anticipated that future remedial costs will be incurred and on the basis of a Record of Decision issued by the DEC, as amended on September 19, 1994, the estimated future remedial costs for the site are approximately $5.7 million. Management believes that the ultimate outcome of these matters will not have a material impact on the financial condition, results of operations or cash flows of the Company.

     Distribution Corporation has incurred clean-up costs at two additional sites in New York and one site in Pennsylvania related to former manufactured gas plant sites. Supply Corporation is involved in a remediation program of certain of its measuring and regulating stations in Pennsylvania. Estimated clean-up costs have been accrued for these sites.

     It is the Company's policy to accrue estimated clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated that clean-up costs related to the above noted sites are in the range of $6.7 million to $10.1 million. At September 30, 1994, the Company has recorded the minimum liability of $6.7 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

     In New York, Distribution Corporation has received approval from the PSC to defer and amortize both former manufactured gas and non-manufactured gas site investigation and remediation costs over a three-year period for each site. These costs are then included in rate cases for recovery through base rates. Distribution Corporation is currently recovering such costs in this manner. In Pennsylvania, Distribution Corporation and Supply Corporation expect to recover such costs in rates, as the PaPUC and the FERC, respectively, have allowed recovery of other environmental clean-up costs in rate cases. Accordingly, the Consolidated Balance Sheets at September 30, 1994, include related regulatory assets in the amount of approximately $7.3 million, $.6 million of which relates to costs that have already been incurred.

Effects of Inflation. Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its
<PAGE 51>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


customers, the Company's operations remain sensitive to increases in the rate of inflation because of the capital-intensive and regulated nature of its major operating segments.

     Delays inherent in the ratemaking process prevent the Company from obtaining immediate recovery of increased operating costs. Also, while the ratemaking process gives no recognition to the current cost of replacing property, plant and equipment, based on past practices the Company believes that it will be allowed to earn on the increased cost of its net investment when replacement of facilities occurs.
<PAGE 52>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              Index to Financial Statements
                                                                         Page
Financial Statements:

  Report of Independent Accountants                                    53

  Consolidated Statements of Income and
   Earnings Reinvested in the Business,
   three years ended September 30, 1994                                54

  Consolidated Balance Sheets at
   September 30, 1994 and 1993                                        55 - 56

  Consolidated Statement of Cash Flows,
   three years ended September 30, 1994                                57

  Notes to Consolidated Financial
   Statements                                                          58 - 88

  Financial Statement Schedules:
   For the three years ended September 30, 1994

      V   -Property, Plant and Equipment                             89 and 91

      VI  -Accumulated Depreciation, Depletion
           and Amortization of Property, Plant
           and Equipment                                               90 - 91

      VIII-Valuation and Qualifying Accounts
           and Reserves                                                92

      IX  -Short-Term Borrowings                                       93

      X   -Supplementary Income Statement Information                  94

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Data

    Supplementary data that is included in Note I - "Quarterly Financial Data (unaudited)" and Note K - "Supplementary Information For Oil and Gas Producing Activities," appears on page 82 and pages 84 to 88, respectively, of this report, and reference is made thereto.

<PAGE 53>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)

                      Report of Independent Accountants


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes A and F to the consolidated financial statements, the Company adopted the new accounting standards for postretirement benefits other than pensions, income taxes and other postemployment benefits in fiscal 1994.




PRICE WATERHOUSE LLP

Buffalo, New York
October 28, 1994
<PAGE 54>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business

                                                     Year Ended September 30
                                                 1994         1993         1992
                                                     (Thousands of Dollars)
INCOME
Operating Revenues                         $1,141,324   $1,020,382     $920,450

Operating Expenses
   Purchased Gas                              497,687      409,005      363,690
   Operation Expense                          260,411      258,918      240,645
   Maintenance                                 30,979       24,312       22,439
   Property, Franchise and Other Taxes        103,788       95,393       89,158
   Depreciation, Depletion and Amortization    74,764       69,425       55,726
   Income Taxes - Net                          47,792       41,046       35,231
                                            1,015,421      898,099      806,889

Operating Income                              125,903      122,283      113,561
Other Income                                    3,656        4,833        5,790
Income Before Interest Charges                129,559      127,116      119,351

Interest Charges
   Interest on Long-Term Debt                  36,699       38,507       39,949
   Other Interest                              10,425       13,392       19,092
                                               47,124       51,899       59,041

Income Before Cumulative Effect                82,435       75,217       60,310
Cumulative Effect of Changes in
 Accounting                                     3,237            -            -

Net Income Available for Common Stock          85,672       75,217       60,310

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year                  335,907      314,334      301,066
                                              421,579      389,551      361,376

Dividends on Common Stock                      57,725       53,644       47,042

Balance at End of Year                     $  363,854   $  335,907     $314,334


Earnings Per Common Share
Income Before Cumulative Effect                 $2.23        $2.15        $1.94
Cumulative Effect of Changes in
 Accounting                                       .09            -            -

Net Income Available for Common Stock           $2.32        $2.15        $1.94

Weighted Average Common Shares Outstanding  37,046,249  34,938,722   31,152,635

                See Notes to Consolidated Financial Statements
<PAGE 55>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)

                           National Fuel Gas Company
                          Consolidated Balance Sheets


                                                              At September 30
                                                          1994             1993
                                                         (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                       $2,166,256       $2,039,436
   Less - Accumulated Depreciation, Depletion
    and Amortization                                   623,517          561,433
                                                     1,542,739        1,478,003
Current Assets
   Cash and Temporary Cash Investments                  29,016           13,595
   Receivables - Net                                    95,993           86,957
   Unbilled Utility Revenue                             17,311           27,210
   Gas Stored Underground                               34,711           22,120
   Materials and Supplies - at average cost             23,796           20,848
   Unrecovered Purchased Gas Costs                           -           20,772
   Prepayments                                          20,111           17,094
                                                       220,938          208,596

Other Assets
   Recoverable Future Taxes                             99,742                -
   Unamortized Debt Expense                             28,396           28,735
   Other Regulatory Assets                              47,737           43,644
   Deferred Charges                                     15,796           21,255
   Other                                                26,309           21,307
                                                       217,980          114,941

                                                    $1,981,657       $1,801,540


                See Notes to Consolidated Financial Statements
<PAGE 56>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


                           National Fuel Gas Company
                          Consolidated Balance Sheets


                                                              At September 30
                                                          1994             1993
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,278,409 Shares and 36,661,008
    Shares, Respectively                            $   37,278       $   36,661
   Paid In Capital                                     379,156          363,677
   Earnings Reinvested in the Business                 363,854          335,907
Total Common Stock Equity                              780,288          736,245
Long-Term Debt, Net of Current Portion                 462,500          478,417
Total Capitalization                                 1,242,788        1,214,662

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                   112,500          196,800
   Current Portion of Long-Term Debt                    96,000                -
   Accounts Payable                                     66,667           42,893
   Amounts Payable to Customers                         38,714           40,776
   Other Accruals and Current Liabilities               61,368           69,523
                                                       375,249          349,992
Deferred Credits
   Accumulated Deferred Income Taxes                   273,560          188,793
   Taxes Refundable to Customers                        31,688                -
   Unamortized Investment Tax Credit                    14,057           14,743
   Other Deferred Credits                               44,315           33,350
                                                       363,620          236,886
Commitments and Contingencies                                -                -

                                                    $1,981,657       $1,801,540

                See Notes to Consolidated Financial Statements
<PAGE 57>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)
                                  National Fuel Gas Company
                            Consolidated Statement of Cash Flows


                                                                Year Ended September 30
                                                               1994         1993       1992
                                                                 (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock                   $ 85,672     $ 75,217   $ 60,310
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Effect of Noncash Adjustments:
         Cumulative Effect of Changes in Accounting          (3,237)           -          -
         Depreciation, Depletion and Amortization            74,764       69,425     55,726
         Deferred Income Taxes                                4,853       16,919     14,125
         Other                                                5,780        5,574      2,997
                                                            167,832      167,135    133,158
      Change in:
         Receivables and Unbilled Utility Revenue               863      (21,531)   (12,074)
         Gas Stored Underground and Materials and Supplies  (15,539)       7,156     (5,221)
         Unrecovered Purchased Gas Costs                     20,772       (7,739)    (7,703)
         Prepayments                                         (3,017)      (1,489)     2,862
         Accounts Payable                                    23,774       (2,579)     4,349
         Amounts Payable to Customers                        (2,062)     (18,808)    (6,728)
         Other Accruals and Current Liabilities               3,072       15,249     15,704
         Other Assets and Liabilities - Net                   3,534      (13,691)   (31,359)

Net Cash Provided by Operating Activities                   199,229      123,703     92,988

INVESTING ACTIVITIES
   Capital Expenditures                                    (135,084)    (131,926)  (157,856)
   Other                                                      3,586          225     (2,052)

Net Cash Used in Investing Activities                      (131,498)    (131,701)  (159,908)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                   (84,300)     (30,200)    20,500
   Proceeds from Issuance of Long-Term Debt                 100,000      129,000    251,000
   Reduction of Long-Term Debt                              (19,917)    (180,083)  (176,729)
   Proceeds from Issuance of Common Stock                     9,064       78,822     73,728
   Dividends Paid on Common Stock                           (57,157)     (52,224)   (45,634)
Net Cash Provided by (Used In)
 Financing Activities                                       (52,310)     (54,685)   122,865

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                                  15,421      (62,683)    55,945

Cash and Temporary Cash Investments at Beginning of Year     13,595       76,278     20,333

Cash and Temporary Cash Investments at End of Year         $ 29,016     $ 13,595   $ 76,278


                        See Notes to Consolidated Financial Statements

<PAGE 58>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)

Note A - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated where appropriate.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Regulation. Two of the Company's principal subsidiaries, National Fuel Gas Distribution Corporation (Distribution Corporation) and National Fuel Gas Supply Corporation (Supply Corporation) are subject to regulation by state and federal authorities having jurisdiction. The Company accounts for these regulated operations in accordance with Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, regulated companies defer costs as assets on the balance sheet (regulatory assets) when these costs have been or are expected to be allowed in the ratesetting process in a period different from the period in which the costs would be charged to expense by an unregulated company. These deferred regulatory assets are then flowed through the income statement in the period in which the same amounts are recovered in revenues through rates.

   Costs deferred in accordance with SFAS 71 include "Recoverable Future Taxes," "Unamortized Debt Expense" and "Other Regulatory Assets." Refer to the separate Income Taxes and Unamortized Debt Expense sections of this Note for further discussion. Other regulatory assets are shown below:

At September 30 (in thousands)       1994        1993

Pension and Post-Retirement
 Benefit Costs (Note F)            $17,199     $ 8,125
Order 636 Transition Costs*
 (Note B)                            8,417         200
Deferred Contract Reformation
 Costs (Note B)                      7,736      24,862
Environmental Clean-up (Note G)      7,310       4,873
All Other                            7,075       5,584

                                   $47,737     $43,644

* Exclusive of amounts being collected through gas costs. Such amounts are included in unrecovered purchased gas costs.

Revenues. Revenues are recorded as bills are rendered, except that service supplied but not billed is reported as "Unbilled Utility Revenue" and is included in operating revenues for the year in which service is furnished.
<PAGE 59>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Unrecovered Purchased Gas Costs and Refunds. Distribution Corporation's rate schedules contain clauses that permit adjustment of revenues to reflect price changes from the cost of purchased gas included in base rates. Differences between amounts currently recoverable and actual adjustment clause revenues, as well as other price changes and pipeline and storage company refunds not yet includable in adjustment clause rates, are deferred and accounted for as either unrecovered purchased gas costs or amounts payable to customers.

   Supply Corporation collects revenues subject to refund if rates in effect are pending a final rate case determination by the Federal Energy Regulatory Commission (FERC). Estimated rate refund liabilities are recorded which reflect management's current estimate as to the ultimate outcome of each rate case.

Property, Plant and Equipment. The principal assets, consisting primarily of gas plant in service, are recorded at the historical cost when originally devoted to service in the regulated businesses, as required by regulatory authorities. Such cost includes an Allowance for Funds Used During Construction (AFUDC), which is defined in applicable regulatory systems of accounts as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The rates used in the calculation of AFUDC are determined in accordance with guidelines established by regulatory authorities.

   Included in property, plant and equipment is the cost of gas stored underground - noncurrent, representing the volume of gas required to maintain pressure levels for normal operating purposes.

   Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries' property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.

   Oil and gas exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value of estimated future net revenues from the production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect. The present value of estimated future net revenues was computed based on end-of-year prices adjusted for contracted price changes.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization are computed by application of either the straight-line method or the gross revenue method, in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, over the period of estimated gross revenues from proved reserves. The costs of unevaluated oil and gas properties are excluded from this calculation. The provisions for depreciation, depletion and amortization, including amounts capitalized or charged to other operating accounts, were $75,686,000 in 1994,
<PAGE 60>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


$70,629,000 in 1993 and $56,506,000 in 1992, and were equivalent to 3.9% in
1994, 3.8% in 1993 and 3.3% in 1992 of average depreciable property, plant and equipment for those years.

Gas Stored Underground - Current. Gas stored is carried at cost, on a last-in, first-out (LIFO) basis. Under present regulatory practice, the liquidation of a LIFO layer is reflected in future gas cost adjustment clauses. Based upon the average price of spot market gas purchased in September 1994, including transportation costs, the current cost of replacing the inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $19,300,000 at September 30, 1994.

Unamortized Debt Expense. Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related issues. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Income Taxes. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Prior to its repeal in 1986, Investment Tax Credit was either reflected currently in income or deferred and amortized to income over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction.

   On October 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, deferred taxes were provided for the tax effects of timing differences between financial reporting purposes and tax reporting purposes except where not permitted by regulatory authorities. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

   The cumulative effect of this change increased net income by $3,826,000 as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations. The effect on the recorded deferred income taxes associated with rate-regulated activities was to reclassify a portion to a regulatory liability since such amounts are expected to be refundable to customers under regulatory procedures. This liability amounted to $31,688,000 at September 30, 1994.

   In addition, under SFAS 109, the Company is required to recognize additional deferred taxes for timing differences on which deferred tax treatment was not permitted by regulatory authorities. The recognition of these deferred tax balances had no effect on earnings due to the recording of corresponding regulatory assets representing future amounts collectible from customers in the ratemaking process. Substantially all of these deferred taxes relate to property, plant and equipment and related investment tax credits and will be amortized consistent with the depreciation and amortization of these accounts. The additional deferred taxes amounted to $99,742,000 at September 30, 1994.
<PAGE 61>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Financial Instruments. In October 1994, the Financial Accounting Standards Board (FASB) issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). This statement requires disclosures about amounts, nature, and terms of derivative financial instruments. It also requires that a distinction be made between financial instruments held or issued for trading purposes and those held or issued for purposes other than trading. The Company's disclosure is in accordance with the provisions of SFAS 119.

   Seneca Resources Corporation (Seneca) has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These agreements are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payments to) other parties based upon the differential between a fixed and a variable price as specified by the agreement. At September 30, 1994, Seneca had natural gas price swap agreements which run through December 1996 and have an aggregate notional amount of approximately 16.2 billion cubic feet (Bcf) of natural gas equivalent. In October 1994, Seneca entered into natural gas price swap agreements for an additional aggregate notional amount of approximately 3.6 Bcf of natural gas equivalent. These agreements cover the period from March 1995 through February 1996. Seneca also had crude oil price swap agreements at September 30, 1994, which run through September 1997 and have an aggregate notional amount of 773,000 barrels of crude oil equivalent. Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties, which is when the underlying hedged commodity transaction occurs.

   National Fuel Resources, Inc. (NFR) participates in the natural gas futures market to lock in natural gas prices to decrease volatility related to fluctuations in market prices. Futures are not held for trading purposes. At September 30, 1994, NFR had short positions on futures amounting to approximately 1.1 Bcf of natural gas. It also had long positions on futures amounting to approximately .1 Bcf of natural gas. Gains or losses resulting from changes in the market value of these transactions are deferred until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income.

   Seneca and NFR are at risk in the event of nonperformance by counterparties on natural gas and crude oil price swap agreements and natural gas futures, respectively, but Seneca and NFR do not anticipate nonperformance by any of these counterparties.

   The Company currently has authorization from the SEC to enter into interest rate swap agreements and certain other derivative instruments up to a notional amount of $350,000,000. Currently, no such agreements are outstanding.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Interest paid in 1994, 1993 and 1992 was $46,183,000,
<PAGE 62>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


$48,282,000 and $58,530,000, respectively. Net income taxes paid in 1994, 1993 and 1992 were $37,573,000, $19,872,000 and $15,282,000, respectively.

   In December 1993, the Company entered into a non-cash investing activity whereby it issued 108,396 shares of Company common stock to Empire Exploration, Inc. (Empire), which in turn exchanged those shares for $3,184,000 of natural gas production assets, $167,000 of other current assets and $280,000 of cash. On July 1, 1994, Empire was merged into Seneca.

Earnings Per Common Share. Earnings per common share are calculated using the weighted average number of shares outstanding during each fiscal year. Common stock equivalents in the form of stock options do not have a material dilutive effect on earnings per common share.
<PAGE 63>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note B  -  Regulatory Matters

Order 636 Transition Costs. As a result of the industrywide restructuring under the FERC's Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies.

   At September 30, 1994, Distribution Corporation's estimate of its exposure to outstanding transition cost claims is in the range of $4,600,000 to $80,700,000. The majority of these costs relate to gas supply realignment
(GSR) costs and stranded costs and is exclusive of any potential stranded costs related to production plant or gathering facilities which pipeline companies, including Supply Corporation, may file for at a future date, and any potential GSR costs claimed by an upstream supplier, which are subject to the outcome of its bankruptcy and FERC proceedings. At September 30, 1994, the Company has recorded the minimum liability and corresponding regulatory asset of $4,600,000.

   Distribution Corporation has authorization from the State of New York Public Service Commission (PSC) to recover up to $11,000,000 annually of transition costs from sales customers in New York through the monthly Gas Adjustment Clause (GAC). Distribution Corporation will defer, for recovery in future periods, any amounts that may exceed the $11,000,000 annual amount.

   The recovery of transition costs from transportation customers in New York remains unresolved. The PSC has postponed its decision on transportation customers' allocable share of transition costs pending further consideration of the issue in a generic restructuring case (the Generic Case) which began in October 1993. The PSC staff's position in the Generic Case is that transportation customers should be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for GSR and stranded costs. The PSC has authorized Distribution Corporation's continued deferral of transition costs relating to transportation customers until resolution in the Generic Case. At September 30, 1994, deferred transition costs related to transportation customers amounted to $2,031,000.

   In its Pennsylvania jurisdiction, Distribution Corporation is recovering GSR and stranded costs from its customers through a separate surcharge. At September 30, 1994, Distribution Corporation had deferred GSR and stranded costs of $900,000. Distribution Corporation will recover these costs through a true-up mechanism whereby it is allowed to update its surcharge on a quarterly basis. Distribution Corporation is recovering under-recovered purchased gas transition costs from its Pennsylvania sales customers through its gas cost recovery rates.

   Distribution Corporation will continue to actively challenge relevant FERC filings made by the upstream pipeline companies to ensure the eligibility and prudency of all transition cost claims. This industrywide issue will potentially involve years of rate proceedings before the FERC, state commissions and the courts. Management believes that any transition costs resulting from the implementation of Order 636 which have been determined to
<PAGE 64>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


be both eligible and prudently incurred should be fully recoverable from the respective customers of Supply Corporation and Distribution Corporation.

Gathering Rates. Supply Corporation has approximately $19,000,000 of production and gathering facilities used, in part, to gather natural gas of local producers, including the Company's production in the Appalachian Region. Currently, Supply Corporation has a gathering rate in place under an interim settlement with customers and local producers. In its restructuring orders, the FERC has directed Supply Corporation to fully unbundle its gathering rate effective July 1, 1995. Supply Corporation submitted an offer of settlement (the Settlement) which if approved would provide for a ten-year transition to fully unbundle rates beginning July 1, 1995. Comments on the Settlement have been filed by the parties. Such comments were generally favorable. However, opposition came largely from offsystem customers claiming that they should not have any cost responsibility for the production and gathering plant because it is not necessary to provide service to them. The Settlement currently awaits a FERC decision. The FERC has, however, also directed Supply Corporation to file a fully unbundled rate by December 31, 1994, that would become immediately effective on July 1, 1995. Supply Corporation has requested an extension of the December deadline to April 28, 1995, since approval of the Settlement in the meantime would make further filings unnecessary.

Contract Reformation Issues. As a result of the FERC's Orders 436 and 528 issued in October 1985 and November 1990, respectively, pipeline companies have made, and have agreed to make, payments to producers in exchange for reformation of the price and/or take-or-pay provisions of their long-term wellhead gas supply arrangements, also referred to as contract reformation costs (CRC). The Company is currently recovering from its customers substantially all CRC billed to it.
<PAGE 65>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note C - Income Taxes

   Deferred tax liabilities (assets) were comprised of the following:

   At September 30, 1994 (in thousands)     Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of Tax Over Book Depreciation        $174,006          $     -
    Exploration and Intangible Well
     Drilling Costs                               78,224                -
    Other                                         64,181                -
       Total Deferred Tax Liabilities            316,411                -

 Deferred Tax Assets:
    Deferred Investment Tax Credits               (8,388)               -
    Overheads Capitalized for Tax Purposes        (9,238)               -
    Provisions for Rate Contingencies and
     Refunds                                           -             (686)
    Unrecovered Purchased Gas Costs                    -           (3,762)
    Other                                        (25,225)               -
        Total Deferred Tax Assets                (42,851)          (4,448)

        Total Net Deferred Income Taxes         $273,560         $( 4,448)

  * Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."


   The components of federal and state income taxes included in the Consolidated Statement of Income are as follows:

Year Ended September 30 (in thousands)              1994       1993       1992

Operating Expenses:
 Current Income Taxes -
  Federal                                        $36,630    $21,148    $17,680
  State                                            6,309      2,979      3,426

 Deferred Income Taxes                             4,853     16,919     14,125
                                                  47,792     41,046     35,231

Other Income:
 Deferred Investment Tax Credit                     (682)      (693)      (706)

Cumulative Effect of Changes in Accounting:
 Adoption of SFAS 109                             (3,826)         -          -
 Tax Effect of Adoption of SFAS 112                 (425)         -          -

Total Income Taxes                               $42,859    $40,353    $34,525
<PAGE 66>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

Year Ended September 30 (in thousands)               1994      1993       1992

Net Income Available for Common Stock            $ 85,672   $ 75,217   $60,310
Total Income Taxes                                 42,859     40,353    34,525

Income Before Income Taxes                       $128,531   $115,570   $94,835


Income Tax Expense, Computed at
  Statutory Rate of 35% in 1994
   and 34.75% in 1993 and 34% in 1992            $ 44,986    $40,161   $32,244
Increase (Reduction) in Taxes Resulting from:
  Current State Income Taxes                        4,101      1,944     2,261
  Depreciation                                      2,174      2,221     1,893
  Production Tax Credits                           (1,658)    (2,608)     (520)
  Adoption of SFAS 109                             (3,826)         -         -
  Miscellaneous                                    (2,918)    (1,365)   (1,353)

Total Income Taxes                                $42,859    $40,353   $34,525
<PAGE 67>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note D - Capitalization

Common Stock. The Company issued 2,500,000 shares of common stock in each of May 1993 and September 1992. The shares issued in May 1993 were sold to the public at a price of $30.50 per share, and the net proceeds to the Company after underwriting discounts and commissions were $29.57 per share, or $73,925,000. The shares issued in September 1992 were sold to the public at a price of $27.625 per share, and the net proceeds to the Company after underwriting discounts and commissions were $26.715 per share, or $66,787,500.

   Through the Company's Dividend Reinvestment and Stock Purchase Plan (DRP), holders of shares of the Company's common stock may reinvest cash dividends and/or make cash investments in the common stock of the Company. In 1994 and 1993, open market shares were utilized for issuance under the DRP. In 1992, 65,015 new shares as well as open market shares were issued under the DRP.

   Under the Company's section 401(k) plans, the Company issued 136,100 shares, 115,300 shares and 108,700 shares of common stock during 1994, 1993 and 1992, respectively.

   The Company's Customer Stock Purchase Plan (CSPP) provides residential customers the opportunity to acquire shares of Company common stock without the payment of any brokerage commission or service charges in connection with such acquisitions. At the discretion of the Company, the shares purchased under the CSPP are original issue shares purchased directly from the Company or shares purchased on the open market by an agent. The Company issued 208,990 shares, 139,986 shares and 156,607 shares of common stock under the CSPP during 1994, 1993 and 1992, respectively.

   Effective March 17, 1992, after having received shareholder approval, the Company amended its Restated Certificate of Incorporation, as amended, to change the designation of its authorized and issued common stock from shares having no par value to shares having a par value of $1 per share. Accordingly, $214,461,000 was transferred from Common Stock to Paid In Capital. This change eliminated unnecessary additional qualification and licensing fees incurred by the Company in certain states as a result of having no par value common stock. This change has no effect on the rights and privileges of Company stockholders.

Stock Options and Stock Award Plans. The Company's 1993 Award and Option Plan (1993 Plan) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The 1983 Incentive Stock Option Plan (1983 Plan) provided for the issuance of incentive stock options to key employees, and the 1984 Stock Plan (1984 Plan) provided for awards of restricted stock, nonqualified stock options and stock appreciation rights to key employees. Stock options under all three plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant.
<PAGE 68>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   In 1993, the authorized maximum number of shares of common stock under the 1983 Plan and 1984 Plan was reached, and therefore no further options or restricted stock have been awarded under these plans. Under the 1993 Plan, the maximum number of shares of common stock available for option grants and stock awards is 1,600,000 shares. Stock options outstanding do not have a materially dilutive effect on earnings per common share.

   Transactions involving option shares for all three plans are summarized as follows:
                           Number of
                         Shares Subject             Option Price
                           to Option                  Per Share

Outstanding at
 September 30, 1991          516,260                 $13.19 to  $23.81
Granted in 1992              206,500                 $23.88
Exercised in 1992*          (100,664)                $13.19 to  $23.81
Forfeited in 1992             (4,000)                $23.81
Outstanding at
 September 30, 1992          618,096                 $15.59 to  $23.88
Granted in 1993              416,500                 $25.19 and $31.50
Exercised in 1993*           (78,750)                $15.59 to  $23.88
Outstanding at
 September 30, 1993          955,846                 $15.59 to  $31.50
Granted in 1994              272,000                 $31.63
Exercised in 1994*           (60,509)                $18.00 to  $25.19
Outstanding at
 September 30, 1994        1,167,337                 $15.59 to  $31.63

Shares Exercisable at
 September 30, 1994          895,337

Shares Reserved for
 Future Grant at
 September 30, 1994        1,159,072

*In connection with exercising these options, 18,088, 36,797 and 35,532 shares were surrendered and/or cancelled during 1994, 1993 and 1992, respectively.

   As of September 30, 1994, a total of 286,308 shares of restricted stock had been awarded under the 1984 Plan and 1993 Plan, since inception. Restrictions have lapsed respecting 148,814 of these shares. Of the remaining 137,494 shares of restricted stock, restrictions on 8,000 shares will lapse respecting approximately one-fourth of such shares on each January 2, 1999 through 2002. Restrictions on 8,000 shares will lapse respecting approximately one-fourth of such shares on each January 2, 2000 through 2003. Restrictions on 113,494 shares will lapse respecting approximately one-sixth of such shares on each January 2, 1996 through 2001. Restrictions on 8,000 shares will lapse respecting approximately one-fourth of such shares on each January 2, 2001 through 2004. The market value of the restricted stock on the date the award was made is being recorded as compensation expense over the periods over which the restrictions lapse. During the restriction period, share certificates are held by the Company.
<PAGE 69>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Redeemable Preferred Stock. As of September 30, 1994, there were 3,200,000 shares of $25 par value Cumulative Preferred Stock authorized but unissued.

Summary of Changes in Common Stock Equity
                                                                      Earnings
                                                           Paid     Reinvested
                                          Common Stock      In          in the
                (in thousands)         Shares    Amount  Capital     Business

Balance at September 30, 1991          30,926   $241,043             $301,066
Net Income Available for Common Stock                                  60,310
Dividends Declared on Common Stock
 ($1.48 Per Share)                                                    (47,042)
Transfer from Common Stock to
 Paid In Capital                                (214,461)  $214,461
Common Stock Issued:
 Sale of Common Stock                   2,500      2,500     64,288
 DRP, Incentive Compensation Plans
  and 401(k) Plans                        273      3,314      3,065
 CSPP                                     157      1,460      2,614
Common Stock Issuance Costs                                    (285)

Balance at September 30, 1992          33,856     33,856    284,143   314,334
Net Income Available for Common Stock                                  75,217
Dividends Declared on Common Stock
 ($1.52 Per Share)                                                    (53,644)
Common Stock Issued:
 Sale of Common Stock                   2,500      2,500     71,425
 Incentive Compensation Plans
  and 401(k) Plans                        165        165      4,255
 CSPP                                     140        140      4,101
Common Stock Issuance Costs                                    (247)

Balance at September 30, 1993          36,661     36,661    363,677   335,907
Net Income Available for Common Stock                                  85,672
Dividends Declared on Common Stock
 ($1.56 Per Share)                                                    (57,725)
Common Stock Issued:
 Acquisition of Natural Gas
  Production Assets                       108        108      3,523
 Incentive Compensation Plans
  and 401(k) Plans                        300        300      5,397
 CSPP                                     209        209      6,559

Balance at September 30, 1994          37,278   $ 37,278   $379,156   $363,854*

* The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 1994, $289,470,000 of accumulated earnings was free of such limitations. However, substantially all of this amount has been reinvested in the business.
<PAGE 70>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Long-Term Debt.  The outstanding long-term debt is as follows:

At September 30             (in thousands)     1994        1993

Debentures:
 7-3/4% due February 2004                  $125,000    $125,000
 9-1/2% due July 2019                             -      19,917

Medium-Term Notes:
  6.07% due May 1995                         55,000      55,000
  6.10% due May 1995                         20,000      20,000
  6.10% due June 1995                         1,000       1,000
  9.32% due June 1995                        20,000      20,000
 8.875% due December 1995                    20,000      20,000
  8.90% due December 1995                    38,500      38,500
  4.53% due September 1996                   30,000      30,000
  6.42% due November 1997                    50,000      50,000
  7.25% due July 1999                        50,000           -
  6.60% due February 2000                    50,000      50,000
 7.395% due March 2023                       49,000      49,000
  8.48% due July 2024*                       50,000           -

                                            558,500     478,417
Less Current Portion                         96,000           -

                                           $462,500    $478,417
  * Callable beginning July 1999.

   The aggregate principal amounts of long-term debt maturing for the next five years, including amounts classified as Current Portion of Long-Term Debt, are:
$96,000,000 in 1995, $88,500,000 in 1996, none in 1997, $50,000,000 in 1998 and
$50,000,000 in 1999.

   The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, is $541,327,000 and $513,107,000 at September 30, 1994 and 1993, respectively. Such value is not intended to reflect principal amounts that the Company will ultimately be required to repay.

   During 1994, the Company redeemed $19,917,000 remaining outstanding principal amount of 9-1/2% debentures due July 1, 2019, for $21,337,000, including redemption premium. Also during 1994, the Company issued $50,000,000 of medium-term notes due July 1999, at an interest rate of 7.25% and $50,000,000 of medium-term notes due July 2024, at an interest rate of 8.48%. The 8.48% notes are callable beginning July 1999. After reflecting underwriting discounts and commissions, the combined proceeds to the Company of these issuances amounted to $99,415,500. The proceeds were used to reduce outstanding short-term borrowings.
<PAGE 71>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   In March 1993, the Company filed a shelf registration with the SEC for $350,000,000 of debentures and/or medium-term notes that became effective on March 30, 1993. The Company has authority remaining under this shelf registration to issue and sell up to $220,000,000 of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.
<PAGE 72>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note E - Short-Term Borrowings

The Company maintains uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. These lines are utilized primarily as a means of financing, on an interim basis, various working capital requirements and capital expenditures of the Company, including the Company's oil and gas exploration and development program, pipeline construction and the purchase and storage of gas. Borrowings under these lines of credit are made at competitive money market rates, and the Company currently is authorized to borrow up to $400,000,000 thereunder. These credit lines, which are callable at the option of the financial institutions, are reviewed on an annual basis and are expected to remain in place through 1995.

   The Company may also issue as much as $150,000,000 of commercial paper from time to time, but in no event may its borrowings under its discretionary lines of credit, or through the issuance of commercial paper, exceed $400,000,000 in the aggregate.

   Additionally, the Company has entered into an agreement that establishes a 364-day committed revolving credit arrangement with seven commercial banks, under which it may borrow as much as $105,000,000. This arrangement may be utilized for general corporate purposes, including to support the issuance of commercial paper. The Company pays a fee to maintain this arrangement, and may borrow through this arrangement under four interest rate options. If amounts are borrowed under this arrangement, the $400,000,000 available for borrowing under the discretionary lines of credit is correspondingly reduced. No borrowings under this arrangement were outstanding at September 30, 1994. The arrangement expires on September 20, 1995, and the Company expects to renew or replace all or most of this arrangement before then.

   At September 30, 1994, the Company had outstanding notes payable to banks and commercial paper of $102,500,000 and $10,000,000, respectively. At September 30, 1993, the Company had outstanding notes payable to banks and commercial paper of $125,800,000 and $71,000,000, respectively.

   The weighted average interest rate on notes payable to banks was 5.13% and 3.29% at September 30, 1994 and 1993, respectively. The weighted average interest rate on commercial paper was 5.09% and 3.32% at September 30, 1994 and 1993, respectively.
<PAGE 73>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note F - Retirement Plan and Other Post-Employment Benefits

Retirement Plan. The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Plan) that covers substantially all employees of the Company. The Plan uses years of service, age at retirement and earnings of employees to determine benefits.

   The Company's policy is to fund at least an amount necessary to satisfy the minimum funding requirements of applicable laws and regulations and not more than the maximum amount deductible for federal income tax purposes. Plan funding is subject to annual review by management and its consulting actuary. Plan assets primarily consist of equity and fixed income investments and units in commingled funds. A plan amendment was adopted which provided for an early retirement window program which is accounted for under the rules prescribed by SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." For ratemaking purposes, pension expense equals the amount funded less amounts capitalized. Since Plan funding has not been required in recent years, the Company deferred the pension expense associated with its regulated subsidiaries. The amounts deferred are expected to be recovered in rates as contributions are made to the Plan.

   The components of net periodic pension expense were as follows:

Year Ended September 30 (in thousands)             1994       1993       1992

Service Cost for Benefits Earned
  During the Period                             $10,441    $ 9,181   $  8,816
Interest Cost on Projected Benefit Obligation    26,532     24,258     22,446
Actual Return on Plan Assets                    (16,212)   (35,657)   (37,107)
Net Amortization and Deferral                   (16,603)     4,287      7,077
Early Retirement Window                           2,855          -          -
Net Periodic Pension Cost                         7,013      2,069      1,232
Deferred for Regulatory Purposes                 (6,875)    (2,012)    (1,192)
Pension Cost Recognized in
  Consolidated Statement of Income              $   138   $     57   $     40

   The projected benefit obligation was determined using an assumed discount rate of 8.5% in 1994, 7.75% in 1993 and 8.5% in 1992. The assumed rate of compensation increase was 5% for all three years. The expected long-term rate of return on Plan assets was 8.5% for all three years. The unrecognized net asset that arose from the initial application of SFAS 87, "Employers' Accounting for Pensions," is being amortized on a straight-line basis over the future working lifetime of those expected to receive benefits under the Plan.
<PAGE 74>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   A reconciliation of the Plan's funded status as determined by the Company's consulting actuary is presented in the following table:

At September 30                (in thousands)                  1994       1993


Actuarial Present Value of:
  Vested Benefit Obligation                                $245,095   $241,676

  Accumulated Benefit Obligation                           $282,340   $278,843

  Projected Benefit Obligation                             $342,050   $346,634

Plan Assets at Fair Value                                   370,150    369,920
Plan Assets in Excess of
  Projected Benefit Obligation                               28,100     23,286
Unrecognized Net Asset                                      (37,502)   (42,688)
Unrecognized Prior Service Cost                              13,339     14,418
Unrecognized Net Gain                                       (19,959)    (4,025)
Pension Liability                                           (16,022)    (9,009)
Deferred for Regulatory Purposes                             15,001      8,126
Pension Liability Recognized on Consolidated
  Balance Sheets                                           $ (1,021)  $   (883)

Other Post-Retirement Benefits. In addition to providing retirement plan benefits, the Company currently provides health care and life insurance benefits for substantially all retired employees under a post-retirement benefit plan (Post-Retirement Plan).

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

   The Company has elected to amortize the initial accumulated liability (transition obligation) to net periodic post-retirement benefit cost on a straight-line basis over a 20-year period. Total post-retirement benefit cost under SFAS 106 was $23,530,000 in 1994 compared with the costs based on cash payments for retiree health care and life insurance benefits of $5,974,000 and $4,945,000 in 1993 and 1992, respectively.
<PAGE 75>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   The components of net periodic post-retirement benefit cost were as follows:

Year Ended September 30 (in thousands)                      1994

Service Cost                                            $  3,974
Interest Cost                                             13,714
Expected Return on Post-Retirement Plan Assets            (1,035)
Amortization of Transition Obligation                      8,628
Net Periodic Post-Retirement Benefit Cost                 25,281
Deferred for Regulatory Purposes, Net                     (1,751)
Post-Retirement Benefit Cost
  Recognized in Consolidated Statement of Income        $ 23,530

   The weighted-average assumed discount rate used in determining the accumulated post-retirement benefit obligation was 8.5% in 1994. The average assumed annual rate of salary increase for the applicable life insurance plans was 5%.

   The annual rate of increase in the per capita cost of covered medical care benefits for the active participants and medical plans available to new retirees was assumed to be 13% for 1994; this rate was assumed to decrease gradually to 5.5% by the year 2002 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered medical care benefits for the medical plans not available to new retirees was assumed to be 8% for 1994, 7% for 1995, 6% for 1996 and 5.5% for each year after 1996. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed t
o be 14% for 1994. This rate was assumed to decrease gradually to 5.5% by the year 2003 and remain level thereafter.

   A reconciliation of the Post-Retirement Plan's funded status as determined by the Company's consulting actuary is in the following table:

At September 30                (in thousands)                  1994

Accumulated Post-Retirement
  Benefit Obligation                                      $ 155,976
Fair Value of Post-Retirement
  Plan Assets                                                29,035
Accumulated Benefit Obligation in excess
  of Plan Assets                                           (126,941)

Unrecognized Transition Obligation                          156,210
Unrecognized Net (Gain)/Loss                                (31,776)
Post-Retirement Liability                                    (2,507)
Deferred for Regulatory Purposes, Net                         1,751
Post-Retirement Benefit Liability Recognized
  on Consolidated Balance Sheets                         $     (756)
<PAGE 76>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the accumulated post-retirement benefit obligation as of October 1, 1993, would be increased by $26,600,000. This 1% change would also increase the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1994 by $3,100,000.

   Distribution Corporation and Supply Corporation represent virtually all of the Company's total post-retirement benefit costs. Distribution Corporation and Supply Corporation are fully recovering their net periodic post-retirement benefit costs in accordance with PSC and the Pennsylvania Public Utility Commission (PaPUC) and FERC authorization, respectively.

Post-Employment Benefits. In November 1992, the FASB issued SFAS 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), which establishes standards of financial accounting and reporting for benefits, such as salary continuation, severance pay, workers' compensation and other disability-related benefits, provided to former or inactive employees subsequent to employment but prior to retirement. The Company adopted SFAS 112 in the fourth quarter of 1994. Essentially, the new standard required the Company to change its accounting for significant post-employment benefits from the "pay-as-you-go" (cash) to the accrual basis. The only significant post-employment benefit that the Company has relates to workers' compensation. In the Company's regulated operations, workers' compensation is recovered in rates on a cash basis and is not material. Workers' compensation claims related to the Company's nonregulated operations at September 30, 1994, is approximately $1,014,000 ($589,000 net of income taxes) using a discount rate of 8.5%. As required by SFAS 112, the adoption of the standard is reflected on the Consolidated Statement of Income as a cumulative effect of a change in accounting principle.
<PAGE 77>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note G - Commitments and Contingencies

Leases. System companies have entered into lease agreements, principally for the use of office space, business machines, transportation and construction equipment and meters. The Company's policy is to treat all leases as operating leases for both accounting and ratemaking purposes. Total lease expense approximated $17,190,000 in 1994, $16,864,000 in 1993 and $17,570,000 in 1992.
At September 30, 1994, the future minimum payments under the Company's lease agreements for the next five years are: $13,075,000 in 1995, $9,779,000 in 1996, $6,959,000 in 1997, $5,021,000 in 1998 and $3,650,000 in 1999. The
future minimum lease payments attributable to later years is $6,059,000.

Obligations Under Firm Contracts. Distribution Corporation has agreements with five nonaffiliated upstream pipeline companies that provide for the availability of needed pipeline transportation capacity for periods that extend through 2004. These agreements provide for payment of a demand or reservation charge, at FERC-approved rates, for contracted capacity. Distribution Corporation has various gas purchase agreements with nonaffiliated gas producers that require payment of fixed monthly charges. These charges are tied to various indices. These agreements have an average term of six years. Additionally, Distribution Corporation has agreements with two nonaffiliated companies for gas storage services through 2004 that require payment of a demand charge, at FERC-approved rates, for contracted storage. At September 30, 1994, the projected aggregate amounts of such required future payments, based on current FERC-approved rates and current indices, where applicable, are approximately $88,600,000, $12,500,000 and $6,900,000 annually for the next five years, for pipeline capacity, gas purchases and storage service, respectively. Additionally, these agreements call for the payment of commodity charges based upon actual quantities shipped, purchased and stored.

   These obligations under firm contracts are considered purchased gas costs, subject to state commission review, and are being recovered in customer rates through the inclusion in Distribution Corporation's rate schedules.

   For the fiscal year ended September 30, 1994, total gross costs incurred under these contracts, including commodity charges on actual quantities shipped, purchased and stored, amounted to $347,100,000.

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

   Distribution Corporation has been identified by the Environmental Protection Agency or the New York State Department of Environmental Conservation (DEC) as one of a number of companies that are considered to be potentially responsible parties (PRPs) with respect to several waste disposal sites in New York that were operated by unrelated third parties. These PRPs are alleged to have contributed to the materials that may have been collected at such waste disposal sites by the site operators. The ultimate cost to Distribution
<PAGE 78>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Corporation with respect to the remediation of these sites will be dependent on such factors as the remediation plan selected, the extent of site contamination, the number of additional PRPs at each site and the portion attributed, if any, to Distribution Corporation. Distribution Corporation's estimated share of the clean-up costs has been accrued for four of these sites.

   One of these four sites was formerly used for a manufactured gas plant. Distribution Corporation is currently involved in litigation regarding this site. The current owner of the site has submitted a claim against Distribution Corporation for contribution of a share of approximately $1,600,000 of removal/remediation costs that have been incurred. It is anticipated that future remedial costs will be incurred and on the basis of a Record of Decision issued by the DEC, as amended on September 19, 1994, the estimated future remedial costs for the site are approximately $5,700,000. Management believes that the ultimate outcome of these matters will not have a material impact on the financial condition, results of operations or cash flows of the Company.

   Distribution Corporation has incurred clean-up costs at two additional sites in New York and one site in Pennsylvania related to former manufactured gas plant sites. Supply Corporation is involved in a remediation program of certain of its measuring and regulating stations in Pennsylvania. Estimated clean-up costs have been accrued for these sites.

   It is the Company's policy to accrue estimated clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated that clean-up costs related to the above noted sites are in the range of $6,700,000 to $10,100,000. At September 30, 1994, the Company has recorded the minimum liability of $6,700,000. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

   In New York, Distribution Corporation has received approval from the PSC to defer and amortize both former manufactured gas and non-manufactured gas plant site investigation and remediation costs over a three-year period for each site. These costs are then included in rate cases for recovery through base rates. Distribution Corporation is currently recovering such costs in this manner. In Pennsylvania, Distribution Corporation and Supply Corporation expect to recover such costs in rates, as the PaPUC and the FERC, respectively, have allowed recovery of other environmental clean-up costs in rate cases. Accordingly, the Consolidated Balance Sheets at September 30, 1994, include related regulatory assets in the amount of approximately $7,300,000, $600,000 of which relates to costs that have already been incurred.

   The Company has begun a program to comply with the Clean Air Act Amendments of 1990 (the Act). This program focuses on emission controls for Supply Corporation's compressor stations in New York and Pennsylvania. These facilities are affected by the nitrogen oxide emission standards of the Act. Supply Corporation incurred capital expenditures for emission controls of approximately $623,000 in 1994 and expects to incur approximately $4,300,000 in 1995. The Company does not anticipate incurring significant additional capital
<PAGE 79>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


expenditures to comply with the current standards of the Act, however, changes in the standards may require additional expenditures in the future. Management expects that all related capital expenditures will be recoverable through rates.

Other. The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these other regulatory matters, are expected to have a material adverse effect on the financial condition of the Company at this time.

Note H - Business Segment Information

The System includes operations which are rate-regulated (regulated) and operations which are not regulated as to their rates (nonregulated). The regulated operations fall primarily within two business segments: Utility Operation and Pipeline and Storage. The nonregulated operations consist principally of the Exploration and Production business segment. Other Nonregulated operations consist primarily of the Company's pipeline construction operations, sawmill and dry kiln operations, natural gas marketing operations and natural gas market area hub operations.

   The Utility Operation is regulated by the PSC and the PaPUC and is carried out by Distribution Corporation. Distribution Corporation sells and transports gas to retail customers located in western New York and northwestern Pennsylvania. Pipeline and Storage operations are regulated by the FERC and are carried out by Supply Corporation. In 1994, 52% of Supply Corporation's revenue was from affiliated companies, mainly Distribution Corporation.

   Seneca is engaged in exploration for, and development and purchase of, oil and natural gas reserves in the Gulf Coast, and southwestern, western and Appalachian regions of the United States. Utility Constructors, Inc. is engaged in the Company's pipeline construction operations, Highland Land & Minerals, Inc. is engaged in the Company's sawmill and dry kiln operations, NFR is engaged in the Company's natural gas marketing operations and Leidy Hub, Inc. is engaged in the Company's natural gas market area hub opreations.

   The data presented in the tables below reflect the Company's regulated and nonregulated business segments for the years ended September 30, 1994, 1993 and 1992. Total operating revenues by segment include both revenues from nonaffiliated customers and intersegment revenues. Operating income is total operating revenues less operating expenses, not including income taxes. The elimination of significant intercompany balances and transactions, if appropriate, is made in order to reconcile segment information with consolidated amounts. Identifiable assets of a segment are those assets that are used in the operations of that segment. Corporate assets are principally cash and temporary cash investments, receivables and deferred charges.
<PAGE 80>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Year Ended September 30 (in thousands)    1994             1993           1992

Operating Revenues
Regulated:
  Utility Operation                 $  931,673       $  836,618     $  740,664
  Pipeline and Storage                 153,121          534,568        498,870
                                     1,084,794        1,371,186      1,239,534

Nonregulated:
  Exploration and Production            70,261           58,636         36,303
  Other                                 72,036           42,099         47,479
                                       142,297          100,735         83,782

  Intersegment Revenues*               (85,767)        (451,539)      (402,866)
                                    $1,141,324       $1,020,382     $  920,450

Operating Income (Loss)
 Before Income Taxes
Regulated:
  Utility Operation                 $   90,584       $   86,690     $   90,025
  Pipeline and Storage                  62,302           67,375         49,796
                                       152,886          154,065        139,821

Nonregulated:
  Exploration and Production            21,767           12,980          7,021
  Other                                  2,505             (986)         4,229
                                        24,272           11,994         11,250

Corporate                               (3,463)          (2,730)        (2,279)

                                    $  173,695       $  163,329     $  148,792

Identifiable Assets
At September 30

Regulated:
  Utility Operation                 $1,106,053       $  961,990     $  874,101
  Pipeline and Storage**               498,798          491,291        495,626
                                     1,604,851        1,453,281      1,369,727

Nonregulated:
  Exploration and Production**         311,037          290,346        271,444
  Other                                 33,357           27,867         27,808
                                       344,394          318,213        299,252
Corporate                               32,412           30,046         91,851

                                    $1,981,657       $1,801,540     $1,760,830

 * Represents revenue primarily from Pipeline and Storage to Utility Operation.

** Prior year amounts have been reclassified to eliminate an intersegment receivable and to conform with current year presentation.
<PAGE 81>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Year Ended September 30 (in thousands)      1994           1993            1992

 Depreciation, Depletion and
  Amortization
 Regulated:
   Utility Operation                    $ 28,216       $ 27,137       $  25,001
   Pipeline and Storage                   17,516         16,347          16,202
                                          45,732         43,484          41,203

 Nonregulated:
   Exploration and Production             27,496         24,249          13,257
   Other                                   1,530          1,686           1,260
                                          29,026         25,935          14,517
 Corporate                                     6              6               6

                                        $ 74,764       $ 69,425       $  55,726


 Capital Expenditures
 Regulated:
   Utility Operation                    $ 61,715       $ 61,803      $   65,650
   Pipeline and Storage                   20,472         27,420          58,646
                                          82,187         89,223         124,296

 Nonregulated:
   Exploration and Production             52,458         36,473          26,328
   Other                                   3,603          6,229           7,225
                                          56,061         42,702          33,553
 Corporate                                    20              1               7

                                        $138,268       $131,926       $ 157,856
<PAGE 82>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note I - Quarterly Financial Data (unaudited)

In the opinion of management, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Earnings per common share are calculated using the weighted average number of shares outstanding during each quarter. The total of all quarters may differ from the earnings per common share shown on the Consolidated Statement of Income, which is based on the weighted average number of shares outstanding for the entire fiscal year. Because of the seasonal nature of the Company's heating business, there are substantial variations in operations reported on a quarterly basis.

   Financial data for the quarters ended December 31, 1993, and September 30, 1994, reflect the Company's adoption of SFAS 109 and SFAS 112, respectively. As discussed in Note A - Summary of Significant Accounting Policies, the Company adopted SFAS 109 during the quarter ended December 31, 1993. The cumulative effect of this change increased net income by $3,826,000. As discussed in Note F - Retirement Plan and Other Post-Employment Benefits, the Company adopted SFAS 112 during the quarter ended September 30, 1994. The cumulative effect of this change decreased net income by $589,000.


                                          Income      Net Income       Earnings
                                          Before     Available for          Per
         Quarter  Operating  Operating  Cumulative      Common           Common
          Ended   Revenues    Income      Effect        Stock             Share

  1994   (in thousands, except earnings per common share)

         12/31/93  $310,131    $38,745     $27,800      $31,626*         $ .86*
          3/31/94  $473,722    $54,686     $43,839      $43,839          $1.18
          6/30/94  $216,281    $19,782     $ 9,833      $ 9,833          $ .26
          9/30/94  $141,190    $12,690     $   963      $   374*         $ .01*


  1993   (in thousands, except earnings per common share)

         12/31/92  $294,220    $38,452     $25,941      $25,941          $ .77
          3/31/93  $391,790    $57,195     $45,160      $45,160          $1.33
          6/30/93  $185,525    $14,993     $ 3,228      $ 3,228          $ .09
          9/30/93  $148,847    $11,643     $   888      $   888          $ .02

*  Includes Cumulative Effect of Changes in Accounting as discussed above.
<PAGE 83>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note J - Market for Common Stock and
Related Shareholder Matters (unaudited)


At September 30, 1994, there were 22,465 holders of National Fuel Gas Company common stock. The market for the common stock is the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D - Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 1993 and 1994, are shown below:

                                          Price Range           Dividends
Quarter Ended                           High       Low          Declared


1993

12/31/92                              $30-1/2     $24-5/8        $.375
 3/31/93                              $33-1/2     $29-1/4        $.375
 6/30/93                              $33-1/2     $28-3/4        $.385
 9/30/93                              $36-7/8     $32-1/4        $.385


1994

12/31/93                              $36-5/8     $32-1/2        $.385
 3/31/94                              $36-1/4     $29-7/8        $.385
 6/30/94                              $32-7/8     $28-3/8        $.395
 9/30/94                              $31-7/8     $28-7/8        $.395


<PAGE 84>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Note K - Supplementary Information for Oil and Gas
         Producing Activities


The following supplementary information is presented in accordance with SFAS 69, "Disclosures about Oil and Gas Producing Activities," and related SEC accounting rules.


Capitalized Costs Relating to Oil and Gas Producing Activities



At September 30  (in thousands)                          1994         1993

Capitalized Costs Subject to Amortization            $442,224     $399,781
Capitalized Acquisition Costs Excluded
  from Amortization                                    16,636       15,849
                                                      458,860      415,630

Less - Accumulated Depreciation, Depletion
  and Amortization                                    167,592      145,553

                                                     $291,268     $270,077


   Certain costs excluded from amortization represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. The remaining costs, incurred during and prior to 1994, consist of individually insignificant oil and gas leases still early in their primary terms and individually insignificant unproved perpetual oil and gas rights.
<PAGE 85>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities



Year Ended September 30 (in thousands)            1994       1993       1992

Property Acquisition Costs                     $ 8,215    $ 9,027    $ 5,260
Exploration Costs                               17,855     10,140      4,552
Development Costs                               25,102     16,258     11,172
Other                                              259         25      3,284
                                               $51,431    $35,450    $24,268

Results of Operations for Producing Activities


Year Ended September 30 (in thousands)            1994       1993       1992

Operating Revenues:
  Natural Gas (includes revenues from sales
   to affiliates of $5,456, $11,474 and
   $10,945, respectively)                      $50,803    $43,679    $24,022
  Oil, Condensate and Other Liquids             15,307     13,943     10,974

      Total Operating Revenues                  66,110     57,622     34,996


Production/Lifting Costs                        13,177     13,452      9,828

Depreciation, Depletion and Amortization
 ($.41, $.42 and $.37, respectively, per
 dollar of operating revenues)                  26,992     23,995     13,049

Income Tax Expense                               7,907      4,311      3,874

Results of Operations for Producing Activities
 (excluding corporate overheads and
 interest charges)                             $18,034    $15,864    $ 8,245
<PAGE 86>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Reserve Quantity Information (unaudited)

   The Company's proved oil and gas reserves are located in the United States. The estimated quantities of proved reserves disclosed in the table below are based upon estimates by the Company's independent petroleum engineers. Such estimates are inherently imprecise and may be subject to substantial revisions.

                                         Gas                       Oil
Year Ended                               MMcf                      Mbbl
September 30                     1994    1993     1992     1994   1993    1992

Proved Developed and
Undeveloped Reserves:

 Beginning of Year            175,051  179,811 176,772   18,519  19,805 20,316

  Extensions and
   Discoveries                 94,733   26,416  21,645    1,666   1,713    270

  Revisions of
   Previous Estimates          (2,075)  (3,962) (3,391)  (1,660) (1,995)   (85)

  Production                  (23,273) (19,874)(12,070)  (1,030)   (831)  (643)

  Sales of Minerals in Place      (32)  (7,401) (3,377)       -    (173)   (53)

  Purchases of Minerals
   in Place and Other           3,043      61      232        -      -       -

 End of Year                  247,447 175,051  179,811   17,495 18,519  19,805



Proved Developed Reserves:

 Beginning of Year            134,712 126,176  131,035   10,801 11,437  12,210

 End of Year                  179,291 134,712  126,176   10,110 10,801  11,437
<PAGE 87>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves (unaudited)

   The Company cautions that the following presentation of the standardized measure of discounted future net cash flows is intended to be neither a measure of the fair market value of the Company's oil and gas properties, nor an estimate of the present value of actual future cash flows to be obtained as a result of their development and production. It is based upon subjective estimates of proved reserves only and attributes no value to categories of reserves other than proved reserves, such as probable or possible reserves, or to unproved acreage. Furthermore, it is based on year-end prices and costs adjusted only for existing contractual changes, and it assumes an arbitrary discount rate of 10%. Thus, it gives no effect to future price and cost changes certain to occur under the widely fluctuating political and economic conditions of today's world.

   The standardized measure is intended instead to provide a somewhat better means for comparing the value of the Company's proved reserves at a given time with those of other oil- and gas-producing companies than is provided by a simple comparison of raw proved reserve quantities.

Year Ended September 30 (in thousands)          1994          1993         1992

Future Cash Inflows                         $705,874      $689,198     $772,017
Less:
  Future Production and Development Costs    252,901       240,417      217,654
  Future Income Tax Expense at
   Applicable Statutory Rate                 131,060       132,528      159,888
Future Net Cash Flows                        321,913       316,253      394,475
Less:
  10% Annual Discount for Estimated
   Timing of Cash Flows                      106,647       106,598      154,184
Standardized Measure of Discounted Future
Net Cash Flows                              $215,266      $209,655     $240,291
<PAGE 88>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         (Continued)


   The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

Year Ended September 30 (in thousands)          1994         1993         1992

  Standardized Measure of Discounted Future
    Net Cash Flows at Beginning of Year     $209,655     $240,291     $183,512
     Sales, Net of Production Costs          (52,933)     (44,170)     (25,168)
     Net Changes in Prices, Net of
      Production Costs                       (48,149)     (52,266)      41,322
     Purchases of Minerals in Place            2,793           61          398
     Sales of Minerals in Place                  (29)      (7,286)      (6,454)
     Extensions and Discoveries               96,134       61,476       38,874
     Changes in Estimated Future
      Development Costs                      (36,466)     (30,555)     (15,186)
     Previously Estimated Development
      Costs Incurred                          22,941       30,888       17,793
     Net Change in Income Taxes at
      Applicable Statutory Rate                3,098        5,476      (11,662)
     Revisions of Previous Quantity
      Estimates                              (11,042)     (25,891)      (8,893)
     Accretion of Discount and Other          29,264       31,631       25,755
  Standardized Measure of Discounted
    Future Net Cash Flows at End of Year    $215,266     $209,655     $240,291
<PAGE 89>
ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
         (Continued)

                      NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES

                  SCHEDULE V - Property, Plant and Equipment (Note 1)

                                (THOUSANDS OF DOLLARS)



                Balance at                                           Balance at
                Beginning of  Additions               Other Charges  End of
Classification  Period        at Cost    Retirements  Add (Deduct)   Period

                             Year Ended September 30, 1994

Utility
 Operation       $  983,417   $ 59,652     $ 6,844       $     -   $1,036,225
Pipeline and
 Storage (Note 2)   618,917     20,380       4,132         4,959      640,124
Exploration and
 Production         415,642     52,181       3,098             -      464,725
Other Nonregulated   21,237      4,033         332             -       24,938
Corporate               223         21           -             -          244
                 $2,039,436   $136,267     $14,406        $4,959   $2,166,256

                             Year Ended September 30, 1993

Utility
 Operation       $  929,601   $ 60,001      $6,185        $    -   $  983,417
Pipeline and
 Storage (Note 2)   594,580     27,004       2,667             -      618,917
Exploration and
 Production         378,815     37,145         318             -      415,642
Other Nonregulated   15,170      6,235         168             -       21,237
Corporate               223          -           -             -          223
                 $1,918,389   $130,385      $9,338        $    -   $2,039,436


                             Year Ended September 30, 1992

Utility
 Operation       $  871,102    $ 64,624     $ 6,125        $    -   $  929,601
Pipeline and
 Storage (Note 2)   539,904      58,210       3,534             -      594,580
Exploration and
 Production         353,090      25,769          44             -      378,815
Other Nonregulated    8,202       7,222         254             -       15,170
Corporate               216           7           -             -          223
                 $1,772,514    $155,832     $ 9,957        $    -   $1,918,389

Notes to Schedule V and VI appear on page 91 of this report.
<PAGE 90>
ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
         (Continued)

                      NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES

          SCHEDULE VI - Accumulated Depreciation, Depletion and Amortization
                           of Property, Plant and Equipment

                                (THOUSANDS OF DOLLARS)

                            Additions
                Balance at  Charged to
                Beginning   Costs and                               Balance at
                of          Expenses                 Other Changes  End of
Description     Period      (Note 3)    Retirements  Add (Deduct)   Period

                             Year Ended September 30, 1994

Utility
 Operation         $228,951    $28,270    $ 8,790      $      -     $248,431
Pipeline and
 Storage            185,181     18,436      4,304             -      199,313
Exploration and
 Production         142,172     27,443        308             -      169,307
Other Nonregulated    5,028      1,531        200             -        6,359
Corporate               101          6          -             -          107
                   $561,433    $75,686    $13,602      $      -     $623,517

                             Year Ended September 30, 1993

Utility
 Operation         $209,846    $27,209    $ 8,104       $     -     $228,951
Pipeline and
 Storage            171,197     17,479      3,495             -      185,181
Exploration and
 Production         117,369     24,250        119           672      142,172
Other Nonregulated    3,500      1,685        157             -        5,028
Corporate                95          6          -             -          101
                   $502,007    $70,629    $11,875      $    672     $561,433

                             Year Ended September 30, 1992

Utility
 Operation         $192,169    $25,076    $ 7,399      $      -     $209,846
Pipeline and
 Storage            159,896     16,900      5,599             -      171,197
Exploration and
 Production         104,303     13,264          -          (198)     117,369
Other Nonregulated    2,306      1,260         66             -        3,500
Corporate                89          6          -             -           95
                   $458,763    $56,506    $13,064      $   (198)    $502,007

Notes to Schedule V and VI appear on page 91 of this report.
<PAGE 91>
ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
         (Continued)


                      NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES

Notes to Schedules V and VI:

   (1) Because of the variety of properties and the large number of depreciation rates utilized by System companies, it is considered impractical to set forth the rates used in computing provisions. However, the total provisions for depreciation, depletion and amortization of System property, plant and equipment for the three years ended September 30, 1994, including amounts charged to accounts other than depreciation, depletion and amortization expense, were equivalent to approximately 3.9% in 1994, 3.8% in 1993 and 3.3% in 1992 of average depreciable property, plant and equipment for the respective years.

   (2) Includes gas stored underground costing $80,942,000 at September 30, 1994, and $75,983,000 at September 30, 1993 and 1992. The cost of gas stored underground in the amount of $4,959,000 was transferred to property, plant and equipment from deferred changes in 1994.

   (3) Additions Charged to Costs and Expenses differs from Depreciation, Depletion and Amortization (D,D & A) as reported in the Consolidated Statement of Income, due to D,D & A provisions charged to other income and expense accounts.
<PAGE 92>
ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
         (Continued)


                  NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES


        SCHEDULE VIII - Valuation and Qualifying Accounts and Reserves


                            (THOUSANDS OF DOLLARS)


                                       Additions
                    Balance at  Charged to  Charged to              Balance at
                    Beginning   Costs and   Other       Deductions  End of
Description         of Period   Expenses    Accounts    (Note)      Period

                        Year Ended September 30, 1994

Reserve for Doubtful
 Accounts             $ 5,739     $11,443     $    -      $12,127      $ 5,055



                        Year Ended September 30, 1993

Reserve for Doubtful
 Accounts             $ 5,900     $ 8,713     $    -      $8,874       $ 5,739



                        Year Ended September 30, 1992

Reserve for Doubtful
 Accounts             $ 5,876     $ 9,723     $    -      $9,699       $ 5,900



















Note - Amounts represent net accounts receivable written-off.
<PAGE 93>
ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
         (Continued)


                  NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES

                     SCHEDULE IX - Short-Term Borrowings

                            (THOUSANDS OF DOLLARS)

                                        Maximum      Average      Weighted
                Balance at    Weighted  Amount       Amount       Average
Category        End of        Average   Outstanding  Outstanding  Interest
of Aggregate    Period        Interest  During the   During the   Rate During
Short-Term      September 30  Rate      Period       Period       the Period
Borrowings      (Note 1)      (Note 2)  (Note 3)     (Note 4)     (Note 5)

  Year 1994

Bank Loans         $102,500      5.13%    $ 182,100     $107,907       3.75%

Commercial Paper   $ 10,000      5.09%    $  76,000     $ 42,000       3.67%

  Year 1993

Bank Loans         $125,800       3.29%    $ 217,000    $115,159       3.58%

Commercial Paper   $ 71,000       3.32%    $ 128,000    $ 87,427       3.56%

  Year 1992

Bank Loans         $149,100      3.60%    $ 207,200     $165,191       4.81%

Commercial Paper   $127,900      3.52%    $ 127,900     $ 84,096       4.62%


Notes:

(1) At September 30, 1992, the Company reclassified $50,000,000 of short-term borrowings on the Consolidated Balance Sheet to "Long-Term Debt, Net of Current Portion" because the Company, on November 5, 1992, issued $50,000,000 of medium-term notes and used the proceeds to reduce outstanding short-term borrowings.

(2) The interest rate for bank loans is the weighted average of the rates in effect at the respective banks at September 30 of each year. The interest rate for commercial paper is the weighted average of the discount rate on those commercial paper notes outstanding at September 30 of each year.

(3)   Represents the maximum amount outstanding during any month of the period.

(4)   Represents the average amount outstanding on a daily basis.

(5)   Represents the weighted average interest rate on a daily basis.
<PAGE 94>
ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
         (Concluded)


                  NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES


           SCHEDULE X - Supplementary Income Statement Information


                            (THOUSANDS OF DOLLARS)



                                                 Charged to Costs and Expenses

         Item        Year Ended September 30     1994        1993         1992


1.  Maintenance and Repairs                    $30,979     $24,312     $22,439

2.  Depreciation and Amortization of
    Intangible Assets, Preoperating Costs
    and Similar Deferrals                          (1)          (1)        (1)


3.  Taxes, other than Payroll and Income Taxes:
      Gross Receipts Taxes                     $53,271     $48,876     $44,400

      Real and Other Property Taxes             35,287      33,216      31,320

      Other                                      7,017       5,500       6,127

                                               $95,575     $87,592     $81,847

4.  Royalties                                      (1)         (1)         (1)


5.  Advertising Costs                              (1)         (1)         (1)









Note (1) Amount is not in excess of one percent of total operating revenues as reported in the Consolidated Statements of Income and Earnings Reinvested in the Business.
<PAGE 95>
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 16, 1995 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1994. The information provided in such definitive Proxy Statement is incorporated herein by reference.

      Information concerning the Company's executive officers can be found in
Part I, Item 1, of this report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 16, 1995 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1994. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 16, 1995 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1994. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At September 30, 1994, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.
<PAGE 96>
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statement Schedules
              All financial statement schedules filed as part of this report are included in Item 8 and reference is made to the index on page 52 of this report.

     (b)  Reports on Form 8-K
              None

     (c)  Exhibits.

            Exhibit
            Number             Description of Exhibits

             3(i) Articles of Incorporation:

                 * Restated Certificate of Incorporation of National Fuel Gas Company, dated March 15, 1985 (Exhibit 10-OO, Form 10-K for fiscal year ended September 30, 1991)

                 * Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated March 9, 1987 (Exhibit A-3 in File No. 70-7334)

                 * Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated February 22, 1988 (Exhibit B-5 in File No. 70-7478)

                 * Certificate of Amendment of Restated Certificate of Incorporation, dated March 17, 1992 (Exhibit EX-3(a), Form 10-K for fiscal year ended September 30, 1992)

             3(ii)  By-Laws:

             3.1    National Fuel Gas Company By-Laws as amended through June
                    9, 1994

             (4) Instruments Defining the Rights of Security Holders, Including Indentures:

               * Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b), File No. 2-51796)

               * Eighth Supplemental Indenture dated as of July 1, 1989, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.3, Form 10-K for fiscal year ended September 30, 1992) (The Debentures issued thereunder were redeemed on March 16, 1993, July 7, 1993 and July 1, 1994)
<PAGE 97>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


               * Ninth Supplemental Indenture dated as of January 1, 1990, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.4, Form 10-K for fiscal year ended September 30, 1992)

               * Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992, in File No. 1-3880)

               * Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992, in File No. 1-3880)

               * Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992, in File No. 1-3880)

               * Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

               * Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993)

       (10)   Material Contracts:

       (ii) (B) Contracts upon which Registrant's business is substantially dependent:

          10.1 Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FTS, dated November 1, 1993 and executed February 13, 1994.

          10.2 Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FSS, dated November 1, 1993 and executed February 13, 1994.

<PAGE 98>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


          10.3 Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule SST, dated November 1, 1993 and executed February 13, 1994.

             * Gas Transportation Agreement with Tennessee Gas Pipeline Company under rate schedule FT-A (Zone 4), dated September 1, 1993 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1993)

             * Gas Transportation Agreement with Tennessee Gas Pipeline Company under rate schedule FT-A (Zone 5), dated September 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1993)

             * Service Agreement with Texas Eastern Transmission Corporation under rate schedule CDS, dated June 1, 1993 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1993)

             * Service Agreement with Texas Eastern Transmission Corporation under rate schedule FT-1, dated June 1, 1993 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1993)

             * Service Agreement with CNG Transmission Corporation under Rate Schedule FT, dated October 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1993)

             * Service Agreement with CNG Transmission Corporation under Rate Schedule GSS, dated October 1, 1993 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1993)



           (iii)    Compensatory plans for officers:

          10.4 Employment Agreement, dated September 17, 1981, with Bernard J. Kennedy.

                * National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993. (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993)

                * National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993)

                * National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993. (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993)
<PAGE 99>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                * Change in Control Agreement, dated May 1, 1992, with Philip C. Ackerman. (Exhibit EX-10.4, Form 10-K for fiscal year ended September 30, 1992)


                * Change in Control Agreement, dated May 1, 1992, with Richard Hare. (Exhibit EX-10.5, Form 10-K for fiscal year ended September 30, 1992)

                * Change in Control Agreement, dated May 1, 1992 with William J. Hill. (Exhibit EX-10.6, Form 10-K for fiscal year ended September 30, 1992)

                * Agreement, dated August 1, 1989, with Richard Hare. (Exhibit 10-Q, Form 10-K for fiscal year ended September 30, 1989)

                * Executive Death Benefits Agreement dated April 1, 1991 with William J. Hill. (Exhibit EX-10.8, Form 10-K for fiscal year ended September 30, 1992)

          10.5 Amendment to Death Benefits Agreement dated March 15, 1994 with Richard Hare.

          10.6 Amendment to Death Benefits Agreement dated March 15, 1994 with Philip C. Ackerman.

          10.7 National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994.

          10.8 National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through February 17, 1994

          10.9 Split Dollar Death Benefits Agreement dated April 1, 1991 with Richard Hare (errata).

          10.10 Split Dollar Death Benefits Agreement dated April 1, 1991 with Philip C. Ackerman (errata)

                * Eighth Extension to Employment Agreement with Bernard J. Kennedy, dated September 20, 1991. (Exhibit 10-SS, Form 10-K for fiscal year ended September 30, 1991)

                * Executive Death Benefits Agreement dated August 28, 1991 with Bernard J. Kennedy. (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991)
<PAGE 100>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                * Summary of Annual at Risk Compensation Incentive Program (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1993)

                * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of December 5, 1991. (Exhibit 10-UU, Form 10-K for fiscal year ended September 30, 1991)

         (12)       Computation of Ratio of Earnings to Fixed Charges

         (21)       Subsidiaries of the Registrant:
                      See Item 1 of Part I of this Annual Report on Form 10-K

                    Consents of Experts and Counsel:
          23.1            Consent of Ralph E. Davis Associates, Inc.
          23.2            Consent of Independent Accountants

         (27)       Financial Data Schedule

                    Additional Exhibits:
          99.1           Report of Ralph E. Davis Associates, Inc.
          99.2 System Maps (Not included in EDGAR filing. See narrative description in the Appendix to this report.)

       All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

*Incorporated herein by reference as indicated.

<PAGE 101>
                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NATIONAL FUEL GAS COMPANY
                                                            (Registrant)



                                                     By/s/B. J. Kennedy
                                                          B. J. Kennedy
                                              Chairman of the Board, President
Date  December 22, 1994                           and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                             Title



   /s/ B. J. Kennedy                                 Chairman of the Board,
       B. J. Kennedy                               President,  Chief Executive
                                                        Officer and Director
   Date  December 22, 1994


   /s/ P. C. Ackerman                         Senior Vice President, Principal
       P. C. Ackerman                          Financial Officer and Director

   Date  December 22, 1994


   /s/ J. M. Brown                                          Director
       J. M. Brown

   Date  December 22, 1994


   /s/ D. N. Campbell                                       Director
       D. N. Campbell

   Date  December 22, 1994


   /s/ L. F. Kahl                                           Director
       L. F. Kahl

   Date  December 22, 1994
<PAGE 102>

   /s/ B. S. Lee                                            Director
       B. S. Lee

   Date  December 22, 1994


   /s/ E. T. Mann                                           Director
       E. T. Mann

   Date  December 22, 1994


   /s/ L. Rochwarger                                        Director
       L. Rochwarger

   Date  December 22, 1994


   /s/ G. H. Schofield                                      Director
       G. H. Schofield

   Date  December 22, 1994


   /s/ J. P. Pawlowski                            Treasurer and Principal
       J. P. Pawlowski                            Accounting Officer

   Date  December 22, 1994


   /s/ R. M. DiValerio                                     Secretary
       R. M. DiValerio

   Date  December 22, 1994


   /s/ G. T. Wehrlin                                       Controller
       G. T. Wehrlin

   Date  December 22, 1994
<PAGE 103>
APPENDIX TO ITEM 2 - PROPERTIES

      Three maps outlining the System's operating areas at September 30, 1994, are inlcuded in the paper format version of this Form 10-K as exhibit
      99.2 and are not included in this electronic filing. The first map identifies the System's Utility Operating area (i.e., Distribution Corporation's service area). The second map identified the System's Pipeline and Storage operating area (i.e., Supply Corporation's storage areas and pipelines). The third map identifies the System's Exploration and Production operating area (i.e., Seneca Resources' operating area).

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS


A.  The Revenue Dollar - 1994

      Two pie graphs detailing the revenue dollar in 1994; where it came from and where it went to, broken down as follows:

      Where it came from:

          $ .592 Residential Sales
            .182 Commercial and Industrial Sales
            .060 Transportaion Revenues
            .053 Oil and Gas Revenues
            .044 Natural Gas Marketing Revenues
            .034 Storage Service Revenues
            .035 Other Revenues
          $1.000 Total


      Where it went to:

          $ .435 Gas Purchased
            .165 Wages, Including Benefits
            .128 Taxes
            .091 Other Materials and Services
            .065 Depreciation
            .051 Dividends - Common Stock
            .041 Interest
            .024 Reinvested in the Business
          $1.000 Total

<PAGE 104>
APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS (Concluded)


B.  Book Value Per Common Share

    A bar graph detailing book value per common share (dollars) for the years 1990 through 1994, broken down as follows:

          1990 - $16.97
          1991 -  17.53
          1992 -  18.68
          1993 -  20.08
          1994 -  20.93

C.  Capital Expenditures

    A bar graph detailing capital expenditures (millions of dollars) for the years 1990 through 1994, broken down as follows:

                                         1990    1991    1992    1993    1994
    Other Nonregulated                 $  2.6  $  1.0  $  7.2  $  6.2  $  3.6
    Pipeline and Storage                 42.0    58.6    58.7    27.4    20.5
    Exploration and Production           50.8    31.7    26.3    36.5    52.5
    Utility Operation                    66.1    64.9    65.7    61.8    61.7
                                       $161.5  $156.2  $157.9  $131.9  $138.3

D.  Embedded Cost of Long-Term Debt

    A line graph detailing the embedded cost of long-term debt for the years 1990 through 1994, broken down as follows:

                Percent
          1990    9.4
          1991    9.3
          1992    8.1
          1993    7.3
          1994    7.3

E.  Capitalization Ratios

    A bar graph detailing capitalization (percentage) for the years 1990 through 1994, broken down as follows:
                                              Debt (%)      Equity (%)
          1990                                  56.2           43.8
          1991                                  55.0           45.0
          1992                                  54.5           45.5
          1993                                  47.8           52.2
          1994                                  46.2           53.8