Form 10-K/A
period 1994-09-30
NATIONAL FUEL GAS CO
filed 1995-01-17
CIK 70145

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

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1995, are incorporated by reference into Part III of this report.
<PAGE 2>
ITEM 2.  PROPERTIES

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

EXPLORATION AND PRODUCTION ACTIVITIES

      The information that follows is disclosed in accordance with SEC regulations, and relates to the System's oil and gas producing activities.
For a further discussion of oil and gas producing activities, refer to Note K
- - "Supplementary Information for Oil and Gas Producing Activities," on pages 84 to 88 of this report, and to Exploration and Production on pages 17 to 19 of this report.
<PAGE 3>
ITEM 2.  PROPERTIES (Continued)


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

      The following is a summary of certain oil and gas information taken from System records:

Production

   For the Year Ended September 30                    1994      1993     1992

     Average sales price per Mcf of gas             $ 2.18    $ 2.20   $ 1.97

     Average sales price per barrel of oil          $14.86    $16.78   $17.11

     Average production (lifting) cost per Mcf
      equivalent of gas and oil produced            $  .45    $  .54   $  .62

Productive Wells

   At September 30, 1994                     Gas          Oil

     Productive Wells - gross               2,153         201
                      - net                 2,013         172

Developed And Undeveloped Acreage

   At September 30, 1994

     Developed Acreage   - gross          568,736
                         - net            508,753

     Undeveloped Acreage - gross          516,743
                         - net            476,482
<PAGE 4>
ITEM 2.  PROPERTIES (Concluded)


Drilling Activity

                                           Productive              Dry
   For the Year Ended September 30     1994   1993   1992   1994   1993  1992

     Net Wells Completed - Exploratory    5      9      5      4*     6     5
                         - Development    8*    16     11      0*     3     3


Present Activities

   At September 30, 1994

     Wells in Process of Drilling - gross                 1
                                  - net                   1


     There are currently no waterflood projects or pressure maintenance operations of material importance.




* Indicates item amended by this Form 10-K/A.
<PAGE 5>
                                    PART IV

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

             3.1    National Fuel Gas Company By-Laws as amended through June
                    9, 1994

             (4) Instruments Defining the Rights of Security Holders, Including Indentures:

               * Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b), File No. 2-51796)

               * Eighth Supplemental Indenture dated as of July 1, 1989, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.3, Form 10-K for fiscal year ended September 30, 1992) (The Debentures issued thereunder were redeemed on March 16, 1993, July 7, 1993 and July 1, 1994)
<PAGE 6>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


               * Ninth Supplemental Indenture dated as of January 1, 1990, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.4, Form 10-K for fiscal year ended September 30, 1992)

               * Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992, in File No. 1-3880)

               * Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992, in File No. 1-3880)

               * Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992, in File No. 1-3880)

               * Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

               * Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993)

       (10)   Material Contracts:

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

          10.4 Employment Agreement, dated September 17, 1981, with Bernard J. Kennedy.

                * National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993. (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993)

                * National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993)

                * National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993. (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993)
<PAGE 8>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                * Change in Control Agreement, dated May 1, 1992, with Philip C. Ackerman. (Exhibit EX-10.4, Form 10-K for fiscal year ended September 30, 1992)


                * Change in Control Agreement, dated May 1, 1992, with Richard Hare. (Exhibit EX-10.5, Form 10-K for fiscal year ended September 30, 1992)

                * Change in Control Agreement, dated May 1, 1992 with William J. Hill. (Exhibit EX-10.6, Form 10-K for fiscal year ended September 30, 1992)

                * Agreement, dated August 1, 1989, with Richard Hare. (Exhibit 10-Q, Form 10-K for fiscal year ended September 30, 1989)

                * Executive Death Benefits Agreement dated April 1, 1991 with William J. Hill. (Exhibit EX-10.8, Form 10-K for fiscal year ended September 30, 1992)

          10.5 Amendment to Death Benefits Agreement dated March 15, 1994 with Richard Hare

          10.6 Amendment to Death Benefits Agreement dated March 15, 1994 with Philip C. Ackerman

          10.7 National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994.

          10.8 National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through February 17, 1994

          10.9 Split Dollar Death Benefits Agreement dated April 1, 1991 with Richard Hare (errata).

          10.10 Split Dollar Death Benefits Agreement dated April 1, 1991 with Philip C. Ackerman (errata)


                * Eighth Extension to Employment Agreement with Bernard J. Kennedy, dated September 20, 1991. (Exhibit 10-SS, Form 10-K for fiscal year ended September 30, 1991)

                * Executive Death Benefits Agreement dated August 28, 1991 with Bernard J. Kennedy. (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991)
<PAGE 9>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                * Summary of Annual at Risk Compensation Incentive Program (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1993)

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

         (27)       Financial Data Schedule**

                    Additional Exhibits:
          99.1           Report of Ralph E. Davis Associates, Inc.
          99.2           System Maps

       All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

     *Incorporated herein by reference as indicated.

   ** Indicates item amended by this Form 10-K/A.


<PAGE 10>
                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NATIONAL FUEL GAS COMPANY
                                                            (Registrant)



                                                     By/s/ J. P. Pawlowski
                                                           J. P. Pawlowski
                                                       Treasurer and Principal
Date  January 17, 1995                                  Accounting Officer