Form 10-Q
period 1994-12-30
NATIONAL FUEL GAS CO
filed 1995-02-10
CIK 70145

<PAGE 1>
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
         (Mark One)
           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1994

                                      OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From     to

                         Commission File Number 1-3880



                           NATIONAL FUEL GAS COMPANY
            (Exact name of registrant as specified in its charter)



            New Jersey                               13-1086010
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)



       10 Lafayette Square
       Buffalo, New York                                 14203
(Address of principal executive offices)              (Zip Code)



                                 (716) 857-6980
              (Registrant's telephone number, including area code)



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

Common stock, $1 par value, outstanding at January 31, 1995: 37,410,963 shares.
<PAGE 2>
Company or Group of Companies for which Report is Filed:

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                Corporation)
               National Fuel Gas Supply Corporation (Supply Corporation) Seneca Resources Corporation (Seneca)
               Utility Constructors, Inc. (UCI)
               Highland Land & Minerals, Inc. (Highland)
               Leidy Hub, Inc. (Leidy Hub)
               Data-Track Account Services, Inc. (Data-Track)
               National Fuel Resources, Inc. (NFR)

                                     INDEX
               Part I. Financial Information                           Page

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months Ended
            December 31, 1994 and 1993                                   3

        b.  Consolidated Balance Sheets - December 31, 1994
            and September 30, 1994                                     4 - 5

        c.  Consolidated Statement of Cash Flows - Three
            Months Ended December 31, 1994 and 1993                      6

        d.  Notes to Consolidated Financial Statements                 7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12 - 21

               Part II. Other Information

Item 1.  Legal Proceedings                                            22 - 25

Item 2.  Changes in Securities                                          *

Item 3.  Defaults Upon Senior Securities                                *

Item 4.  Submission of Matters to a Vote of Security Holders            *

Item 5.  Other Information                                              *

Item 6.  Exhibits and Reports on Form 8-K                               25

Signature                                                               26

 *The Company has nothing to report under this item.

<PAGE 3>
Part I. - Financial Information
Item 1. - Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)
                                                       Three Months Ended
                                                          December 31,
                                                       1994          1993
                                                     (Thousands of Dollars)
INCOME
Operating Revenues                                $  271,548     $310,131

Operating Expenses
   Purchased Gas                                     103,407      144,158
   Operation Expense                                  66,843       63,547
   Maintenance                                         5,892        5,416
   Property, Franchise and Other Taxes                23,066       25,283
   Depreciation, Depletion and Amortization           18,329       17,885
   Income Taxes - Net                                 15,433       15,097
                                                     232,970      271,386

Operating Income                                      38,578       38,745
Other Income                                             844        1,039
Income Before Interest Charges                        39,422       39,784

Interest Charges
   Interest on Long-Term Debt                         10,373        8,883
   Other Interest                                      3,188        3,101
                                                      13,561       11,984

Income Before Cumulative Effect                       25,861       27,800
Cumulative Effect of Change
 in Accounting for Income Taxes                            -        3,826

Net Income Available for Common Stock                 25,861       31,626

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                 363,854      335,907
                                                     389,715      367,533

Dividends on Common Stock
 (1994 - $.395; 1993 - $.385)                         14,702       14,191

Balance at December 31                            $  375,013     $353,342

Earnings Per Common Share
Income Before Cumulative Effect                        $ .69        $ .76
Cumulative Effect of Change
 in Accounting for Income Taxes                            -          .10

Net Income Available for Common Stock                  $ .69        $ .86

Weighted Average Common Shares Outstanding        37,326,041   36,752,985

                See Notes to Consolidated Financial Statements
<PAGE 4>
Item 1. - Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheets


                                                   December 31,
                                                      1994        September 30,
                                                   (Unaudited)         1994
                                                      (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                       $2,209,617       $2,166,256
   Less - Accumulated Depreciation, Depletion
    and Amortization                                   638,006          623,517
                                                     1,571,611        1,542,739
Current Assets
   Cash and Temporary Cash Investments                  20,945           29,016
   Receivables - Net                                   118,868           95,993
   Unbilled Utility Revenue                             52,151           17,311
   Gas Stored Underground                               20,878           34,711
   Materials and Supplies - at average cost             24,251           23,796
   Unrecovered Purchased Gas Costs                         178                -
   Prepayments                                          18,119           20,111
                                                       255,390          220,938

Other Assets
   Recoverable Future Taxes                             99,381           99,742
   Unamortized Debt Expense                             27,826           28,396
   Other Regulatory Assets                              43,446           47,737
   Deferred Charges                                     14,140           15,796
   Other                                                29,824           26,309
                                                       214,617          217,980

                                                    $2,041,618       $1,981,657



















                See Notes to Consolidated Financial Statements
<PAGE 5>
Item 1. - Financial Statements (Cont.)


                           National Fuel Gas Company
                          Consolidated Balance Sheets


                                                   December 31,
                                                      1994        September 30,
                                                   (Unaudited)         1994
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,365,668 Shares and 37,278,409
    Shares, Respectively                            $   37,366       $   37,278
   Paid In Capital                                     381,426          379,156
   Earnings Reinvested in the Business                 375,013          363,854
Total Common Stock Equity                              793,805          780,288
Long-Term Debt, Net of Current Portion                 404,000          462,500
Total Capitalization                                 1,197,805        1,242,788

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                   154,600          112,500
   Current Portion of Long-Term Debt                   154,500           96,000
   Accounts Payable                                     53,465           66,667
   Amounts Payable to Customers                         34,324           38,714
   Other Accruals and Current Liabilities               79,357           61,368
                                                       476,246          375,249
Deferred Credits
   Accumulated Deferred Income Taxes                   276,758          273,560
   Taxes Refundable to Customers                        31,688           31,688
   Unamortized Investment Tax Credit                    13,886           14,057
   Other Deferred Credits                               45,235           44,315
                                                       367,567          363,620
Commitments and Contingencies                                -                -

                                                    $2,041,618       $1,981,657













                See Notes to Consolidated Financial Statements
<PAGE 6>
Item 1. - Financial Statements (Cont.)
                           National Fuel Gas Company
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                           Three Months Ended
                                                              December 31,
                                                           1994          1993
                                                         (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock                  $ 25,861    $ 31,626
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Effect of Noncash Adjustments:
         Cumulative Effect of Change in
          Accounting for Income Taxes                            -      (3,826)
         Depreciation, Depletion and Amortization           18,329      17,885
         Deferred Income Taxes                               2,607       7,673
         Other                                               1,452       1,820
                                                            48,249      55,178
      Change in:
         Receivables and Unbilled Utility Revenue          (57,715)    (98,833)
         Gas Stored Underground and Materials and
          Supplies                                          13,378       5,730
         Unrecovered Purchased Gas Costs                      (178)    (15,490)
         Prepayments                                         1,992        (331)
         Accounts Payable                                  (13,202)     22,885
         Amounts Payable to Customers                       (4,390)     (8,562)
         Other Accruals and Current Liabilities             18,550      42,647
         Other Assets and Liabilities - Net                  3,504      (1,617)
Net Cash Provided by
 Operating Activities                                       10,188       1,607

INVESTING ACTIVITIES
   Capital Expenditures                                    (49,783)    (31,124)
   Other                                                     2,681       2,986
Net Cash Used in Investing Activities                      (47,102)    (28,138)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                  42,100      41,800
   Proceeds from Issuance of Common Stock                   1,414       3,033
   Dividends Paid on Common Stock                         (14,671)    (14,102)
Net Cash Provided by
 Financing Activities                                      28,843      30,731

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                                (8,071)      4,200

Cash and Temporary Cash Investments
 at October 1                                              29,016      13,595

Cash and Temporary Cash Investments at December 31       $ 20,945    $ 17,795

                See Notes to Consolidated Financial Statements
<PAGE 7>
Item 1.  Financial Statements (cont.)

                           National Fuel Gas Company

                  Notes to Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods. The fiscal 1995 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1994, 1993 and 1992, that are included in the Company's 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K.

     The earnings for the three months ended December 31, 1994, should not be taken as a prediction for the fiscal year ending September 30, 1995, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Rate Refunds. Supply Corporation collects revenues subject to refund if a final rate case settlement is pending. Estimated rate refunds are recorded which reflect management's current estimate as to the ultimate outcome of each rate case.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the three months ended December 31, 1994 and 1993, amounted to $9,538,000 and $10,626,000, respectively. Income taxes paid during the three months ended December 31, 1994 and 1993 amounted to $4,536,000 and $864,000, respectively.

Financial Instruments. Seneca has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These agreements are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payments to) other parties based upon the differential between a fixed and a variable price as specified by the agreement. At December 31, 1994, Seneca had natural gas price swap agreements which run through December 1996 and have an aggregate notional amount of approximately 20.4 billion cubic feet (Bcf) of natural gas equivalent. Of this
<PAGE 8>
Item 1.  Financial Statements (cont.)


Seneca also had crude oil price swap agreements at December 31, 1994, which run through September 1997 and have an aggregate notional amount of 622,000 barrels of crude oil equivalent. Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties, which is when the underlying hedged commodity transaction occurs.

     Seneca is at risk in the event of nonperformance by counterparties on natural gas and crude oil price swap agreements, but Seneca does not anticipate nonperformance by any of these counterparties.

     The Company has SEC authority to enter into interest rate swaps associated with short-term borrowings up to a notional amount of $200,000,000. The Company has requested authorization from the SEC for additional authority to enter into interest rate swaps associated with long-term borrowings up to a notional amount of $350,000,000 along with certain other derivative instruments. Currently, no such agreements are outstanding.

NOTE 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industrywide restructuring under the FERC's Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies.

     At December 31, 1994, Distribution Corporation's estimate of its exposure to outstanding transition cost claims is in the range of $4,600,000 to $80,100,000. The majority of these costs relate to gas supply realignment
(GSR) costs and stranded costs and is exclusive of any potential stranded costs related to production plant or gathering facilities which pipeline companies, including Supply Corporation, may file for at a future date, and any potential GSR costs claimed by an upstream supplier, which are subject to the outcome of its bankruptcy and FERC proceedings. At December 31, 1994, the Company has recorded the minimum liability and corresponding regulatory asset of $4,600,000.

     Distribution Corporation has authorization from the State of New York Public Service Commission (PSC) to recover up to $11,000,000 annually of transition costs from sales customers in New York through the monthly Gas Adjustment Clause (GAC). Distribution Corporation will defer, for recovery in future periods, any amounts that may exceed the $11,000,000 annual amount.

     The recovery of transition costs from transportation customers in New York was addressed in the December 20, 1994 PSC order issued in a generic restructuring case (the Generic Case). In the Generic Case, the PSC authorized gas utilities to file revised tariffs, subject to PSC approval, providing that transportation customers be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for GSR and stranded costs. At December 31, 1994, Distribution Corporation had deferred transition costs related to transportation customers in its New York jurisdiction amounting to $2,145,000. Of this amount, Distribution Corporation has calculated, based upon the PSC order in the Generic Case, that approximately $770,000 is allocable to, and recoverable from, sales customers and the
<PAGE 9>
Item 1.  Financial Statements (Cont.)


remaining approximate $1,375,000 is allocable to, and recoverable from transportation customers.

     In its Pennsylvania jurisdiction, Distribution Corporation is recovering GSR and stranded costs from its customers through a separate surcharge. At December 31, 1994, Distribution Corporation had deferred GSR and stranded costs related to its Pennsylvania jurisdiction of approximately $323,000.
Distribution Corporation will recover these costs through a volumetric true-up mechanism and is allowed to update its surcharge on a quarterly basis. Distribution Corporation is recovering under-recovered purchased gas transition costs from its Pennsylvania sales customers through its gas cost recovery rates.

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

Gathering Rates. Supply Corporation has approximately $19,000,000 of production and gathering facilities used, in part, to gather natural gas of local producers, including the Company's production in the Appalachian Region. Currently, Supply Corporation has a gathering rate in place under an interim settlement with customers and local producers. In its restructuring orders, the FERC has directed Supply Corporation to fully unbundle its gathering rate effective July 1, 1995. Supply Corporation submitted an offer of settlement (the Settlement) which if approved would provide for a ten-year transition to fully unbundle rates beginning July 1, 1995. Comments on the Settlement have been filed by the parties. Such comments were generally favorable. However, opposition came largely from offsystem customers claiming that they should not have any cost responsibility for the production and gathering plant because it is not necessary to provide service to them. The Settlement currently awaits a FERC decision. The FERC had directed Supply Corporation to file a fully unbundled rate by December 31, 1994, that would become immediately effective on July 1, 1995. However, after receiving Supply Corporation's request for an extension of the December deadline to April 28, 1995, the FERC, on December 13, 1994, granted an extension of the deadline until 30 days after a FERC order on the Settlement.


NOTE 3 - Income Taxes

     On October 1, 1993, the Company adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of this change increased net income for the three months ended December 31, 1993 by $3,826,000 as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations.
<PAGE 10>
Item 1.  Financial Statements (Cont.)


     At December 31, 1994, the deferred tax liabilities (assets) were comprised of the following (in thousands):
                                            Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of tax over book depreciation        $175,385          $     -
    Exploration and intangible well
     drilling costs                               81,150                -
    Other                                         62,081                -
       Total Deferred Tax Liabilities            318,616                -

 Deferred Tax Assets:
    Deferred investment tax credits               (8,388)               -
    Overheads capitalized for tax purposes        (9,544)               -
    Provisions for rate contingencies and
     refunds                                           -             (686)
    Unrecovered purchased gas costs                    -           (4,761)
    Other                                        (23,926)               -
        Total Deferred Tax Assets                (41,858)           (5,447)

        Total Net Deferred Income Taxes         $276,758          $(5,447)

  * Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."


     The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                 Three Months Ended
                                                     December 31,
                                                1994             1993
Operating Expenses:
 Current Income Taxes -
  Federal                                      $11,204            $ 7,884
  State                                          1,622               (460)

 Deferred Income Taxes                           2,607              7,673
                                                15,433             15,097

Other Income:
 Deferred Investment Tax Credit                   (172)              (172)

Cumulative effect prior to
 October 1, 1993 of applying SFAS
 No. 109                                             -             (3,826)

Total Income Taxes                             $15,261            $11,099
<PAGE 11>
Item 1.  Financial Statements (Concl.)


     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                 Three Months Ended
                                                     December 31,
                                                1994             1993


 Net income available for common stock           $25,861          $31,626
 Total income taxes                               15,261           11,099

 Income before income taxes                      $41,122          $42,725

 Income tax expense, computed at
    statutory rate of 35% in 1994
    and 1993                                      14,393           14,954

 Increase (reduction) in taxes resulting from:
    Current state income taxes                     1,054             (299)
    Depreciation                                     555              425
    Production tax credits                          (283)            (432)
    Adoption of SFAS 109                               -           (3,826)
    Miscellaneous                                   (458)             277

    Total Income Taxes                           $15,261          $11,099

NOTE 4 - Capitalization

Common Stock. During the three months ended December 31, 1994, the Company issued 31,549 shares of common stock under the Company's Customer Stock Purchase Plan and 46,600 shares to participants in the Company's section 401(k) plans.

     In December 1994, 8,000 shares of restricted stock were awarded under the 1993 Award and Option Plan. Restrictions on these shares will lapse respecting approximately one-fourth of such shares on each January 2, for the years 2002 through 2005.

NOTE 5 - Commitments and Contingencies

     In addition to the litigation discussed in Part II, Item 1 of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows, none of this litigation, and none of these other regulatory matters, is expected to have a material effect on the financial condition of the Company at this time.
<PAGE 12>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Earnings.

     Earnings were $25.9 million, or $.69 per common share, during the quarter ended December 31, 1994. This compares with earnings of $31.6 million, or $.86 per common share, during the quarter ended December 31, 1993. The quarter ended December 31, 1993 included earnings of $3.8 million, or $.10 per common share, related to the cumulative effect of a required change in accounting for income taxes adopted October 1, 1993, in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Earnings before the cumulative effect of the change in accounting for income taxes amounted to $27.8 million, or $.76 per common share.

     The decrease in earnings, before the cumulative effect of the change in accounting for income taxes, is attributable to a decline in earnings of the Company's regulated operations, which outweighed the increase in the earnings of its nonregulated operations.

     Earnings from the Company's Utility Operation were down because of warmer weather while the earnings of the Pipeline and Storage segment decreased because the first quarter of fiscal 1994 benefited from the nonrecurring receipt of refunds of prior costs related to joint storage sites.

     The increase in earnings from the Company's nonregulated operations resulted primarily from the positive performance of its pipeline construction subsidiary and higher earnings from its gas marketing and timber operations. This increase was partly offset by a slight decline in earnings from the Company's Exploration and Production segment.

     The Company's earnings were also impacted by higher income tax and interest expense.
<PAGE 13>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)
                                     Three Months Ended
                                         December 31,
                                 1994       1993    % Change
Regulated
 Utility Operation             $33,348    $33,632      (.8)
 Pipeline and Storage           15,502     16,729     (7.3)

Nonregulated
 Exploration and Production      3,749      3,584      4.6
 Other                           2,103        635    231.2
                                 5,852      4,219     38.7

Corporate                         (691)      (738)     6.4

                               $54,011    $53,842       .3


OPERATING REVENUES
(in thousands)
                                     Three Months Ended
                                         December 31,
                                 1994       1993    % Change
 Regulated
 Utility Operation
  Retail Revenues:
   Residential                 $166,578   $196,660   (15.3)
   Commercial                    39,702     50,361   (21.2)
   Industrial                     5,467      8,394   (34.9)
                                211,747    255,415   (17.1)
  Off-System Sales                2,227          -       -
  Transportation                  8,880      8,212     8.1
  Other                           1,271      1,071    18.7
                                224,125    264,698   (15.3)

 Pipeline and Storage
  Storage Service                14,890     14,553     2.3
  Transportation                 22,277     22,682    (1.8)
  Other                             900        881     2.2
                                 38,067     38,116     (.1)
Nonregulated
 Exploration and Production      14,274     14,332     (.4)
 Other                           17,089     14,786    15.6
                                 31,363     29,118     7.7

Less-Intersegment Revenues       22,007     21,801      .9

                               $271,548   $310,131   (12.4)
<PAGE 14>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Utility Operation.

     Operating income before income taxes for the Utility Operation decreased $0.3 million for the quarter ended December 31, 1994, compared with the same period a year ago. This resulted primarily from warmer weather, which contributed to a 6.3 Bcf reduction in throughput. A decrease in operating revenues of $40.6 million for this segment reflects decreased gas costs mainly because of lower throughput as well as a decline in the average cost of purchased gas. The impact of warmer weather was greatest in the Pennsylvania jurisdiction since Pennsylvania does not have a weather normalization clause
(WNC). The impact of weather in the New York jurisdiction was mitigated by that jurisdiction's WNC, which preserved pretax operating income of $4.3 million for the current quarter. In the first quarter of fiscal 1994, the WNC resulted in a benefit to customers of $1.1 million, as weather was colder than normal.


Degree Days

  Three Months Ended December 31:
                                               Percent Colder (Warmer)
                                                       Than
                         Normal    1994    1993   Normal   Last Year

  Buffalo                 2,260   1,936   2,327   (14.3)     (16.8)
  Erie                    1,956   1,715   2,183   (12.3)     (21.4)


SYSTEM THROUGHPUT
(millions of cubic feet-MMcf)
                                     Three Months Ended
                                         December 31,
                                  1994     1993    % Change
Utility Operation
 Retail Sales:
  Residential                    22,834   26,997    (15.4)
  Commercial                      6,212    7,722    (19.6)
  Industrial                      1,353    1,716    (21.2)
                                 30,399   36,435    (16.6)
 Transportation                  12,042   12,258     (1.8)
                                 42,441   48,693    (12.8)

Pipeline and Storage
 Transportation                  71,575   79,771    (10.3)

Less-Intersegment Throughput:
 Transportation                  42,719   50,121    (14.8)

Total System Throughput          71,297   78,343     (9.0)


<PAGE 15>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Pipeline and Storage.

     Operating income before income taxes for the Pipeline and Storage segment decreased $1.2 million for the quarter ended December 31, 1994, as compared with the same period a year ago. This resulted primarily because last year's first quarter benefited from the nonrecurring receipt of approximately $1.3 million in refunds from upstream pipeline companies for the correction of prior period overbillings on joint storage operations.

     While throughput for the current quarter declined 8.2 Bcf from the first quarter of fiscal 1994, the decrease in throughput did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable
(SFV) rate design.


Exploration and Production.

     Operating income before income taxes from the Company's Exploration and Production operations increased $0.2 million compared with the same period a year ago. While natural gas production increased by 0.6 Bcf, or 12%, this increase was offset by lower gas prices. The weighted average price received for natural gas in the current quarter was $1.72 per Mcf compared with $2.28 per Mcf in the first quarter of fiscal 1994. The weighted average price received for oil in the current quarter was $15.67 per barrel compared with $13.74 per barrel in the first quarter of fiscal 1994. Oil production was down slightly. The impact of the fluctuations in oil and gas prices was stabilized by the Company's hedging program, which contributed $1.5 million to operating revenues during the current quarter. The Company is delaying expenditures for some drilling, workovers and recompletions in this segment pending higher prices for gas. In addition, it may also delay bringing certain production on line this spring, including its West Cameron 552 well, again dependent upon the price of gas.

PRODUCTION VOLUMES

Exploration and Production
                                     Three Months Ended
                                         December 31,
                                  1994     1993    % Change
Gas Production - (MMcf)
  Gulf Coast                      3,748    3,076    21.8
  West Coast                        165      208   (20.7)
  Appalachia                      1,521    1,574    (3.4)
                                  5,434    4,858    11.9

Oil Production - (Thousands of Barrels)
  Gulf Coast                         89       99   (10.1)
  West Coast                        103      102     1.0
  Appalachia                          3        3       -
                                    195      204    (4.4)


<PAGE 16>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Other Nonregulated.

     Operating income before income taxes associated with this segment increased $1.5 million for the quarter ended December 31, 1994, compared with the same period of the prior year. This was mainly due to a positive performance by UCI, the Company's pipeline construction subsidiary, as a result of higher margins on its construction jobs. In addition, NFR, the Company's gas marketing subsidiary, had higher pretax operating income as a result of increased volumes marketed and improved margins. Highland, the Company's sawmill operation, also contributed to the increase through higher lumber sales.

Income Taxes.

     Although pretax income was down for the quarter ended December 31, 1994, compared with the same period of the prior year, income taxes increased $0.3 million. This is due in part to a reduction of approximately $150,000 in the
Section 29 nonconventional fuel tax credits related to production from qualified gas wells. In addition, the Utility Operation had higher Pennsylvania state income taxes compared to the first quarter of fiscal 1994. This relates to a change in the methodology in the recording of Pennsylvania state income tax on unbilled revenues, which was implemented in March 1994, creating a timing difference. This timing difference is expected to reverse in the second quarter of fiscal 1995.

Interest Charges.

     Total interest charges increased $1.6 million for the quarter ended December 31, 1994, compared with the same quarter of last year. Interest on long-term debt increased $1.5 million mainly because of a higher average amount of long-term debt compared to the same period of a year ago. Other interest increased $0.1 million over the same quarter of last year primarily because of increases in short-term borrowing rates offset in part by lower interest expense on rate refunds to customers.


CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the three month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan and section 401(k) Plans.

Operating Cash Flow

     Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction. For the three months ended December 31,
<PAGE 17>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


1993, a noncash income item also included the cumulative effect of a required change in accounting for income taxes in accordance with SFAS 109.


     Cash provided by operating activities in the Utility Operation and the Pipeline and Storage segments may vary substantially from period to period because of supplier refunds, the impact of rate cases and for the Utility Operation, fluctuations in weather and over- or under-recovered purchased gas costs. The impact of weather on cash flow is tempered in the Utility Operation's New York rate jurisdiction by its WNC. The Pipeline and Storage segment's cash flow is not significantly impacted by weather because of Supply Corporation's SFV rate design.

     Because of the seasonal nature of the Company's heating business, revenues are relatively high during the quarter ended December 31 and receivables and unbilled utility revenue historically increase from September to December with the beginning of winter weather.

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

     Net cash provided by operating activities totaled $10.2 million for the quarter ended December 31, 1994, an increase of $8.6 million compared with $1.6 million provided by operating activities in the quarter ended December 31, 1993. Higher cash flow reflects a significantly lower increase in the accounts receivable balances of the Utility Operation for the three months ended December 31, 1994 compared with the same period of the prior year, mainly due to lower throughput and warmer weather in the current quarter. This was partly offset by the change in the accounts payable balances, which went up for the three months ended December 31, 1993, but decreased for the three months ended December 31, 1994.



<PAGE 18>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Investing Cash Flow

Capital Expenditures

     The Company's capital expenditures totaled $49.8 million during the three month period. Total expenditures for the quarter represent 27% of the total capital expenditure budget for fiscal 1995 of $183 million. The following table presents first quarter capital expenditures by business segment:

                                (in thousands)    Percentage


          Utility Operation         $16,305          32.8%
          Pipeline and Storage       13,328          26.8
          Exploration and Production 13,698          27.5
          Other Nonregulated          6,452          12.9

                                    $49,783         100.0%

     The bulk of the Utility Operation's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

     Pipeline and Storage capital expenditures during the quarter included $1.6 million in connection with its link with the Empire State Pipeline at Grand Island, New York and $1.7 million related to compressor engine emission controls necessary to comply with the Clean Air Act Amendments of 1990. In addition, capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems.

     In a January 23, 1995 letter to the FERC, Supply Corporation informed the FERC that it no longer intends to phase its Laurel Fields project, but rather intends to seek authorization to construct the project as a whole. The timing of this project is still not finalized.

     The Exploration and Production segment's capital expenditures were made almost entirely for the exploration and development of oil and gas properties in the Gulf of Mexico and in the Northeast Clay field in central Texas. The Company is delaying expenditures for some drilling, workovers and recompletions in this segment pending higher prices for gas.

     Other Nonregulated capital expenditures consisted primarily of timberland purchases.

     The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While
<PAGE 19>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


the majority of capital expenditures in the Utility Operation are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. Expenditures in the Pipeline and Storage segment are also dependent on adequate rate relief.

Other

Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. Approximately $2.1 million of cash was received in the first quarter of fiscal 1995, related to the sale of certain gas reserves in the Gulf of Mexico.

Financing Cash Flow

     Consolidated short-term debt increased by $42.1 million during the first quarter. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

     The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. In addition, the Company has Securities and Exchange Commission (SEC) authority to enter into certain interest rate swap agreements. For further discussion, see disclosure under "Financial Instruments" in Note 1, "Summary of Significant Accounting Policies."

     The Company's previous authorization to issue debentures and/or medium-term notes expired on December 31, 1994, and the Company has filed with the SEC, under the Public Utility Holding Company Act of 1935, as amended, for authority to issue up to $350 million of debentures and/or medium-term notes, through December 31, 1997. SEC approval is expected shortly. The Company currently has an effective shelf registration under the Securities Act of 1933, as amended, to issue and sell up to $220 million of debentures and/or medium term notes. Depending on market conditions and the requirements of the Company, the Company may issue and sell as much as approximately $100 million of the debentures and/or medium-term notes within the remainder of fiscal 1995. The proceeds of such sales would be used to replace outstanding short-term borrowings, to finance a portion of the Company's capital expenditures and/or for other general corporate purposes.

     In addition to the litigation discussed in Part II, Item 1, of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows, none of this other litigation and none of these other regulatory matters are expected to change materially the Company's present liquidity position.
<PAGE 20>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


     The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering long-term debt, at December 31, 1994, the Company would have been permitted to issue up to a maximum of $370 million in additional long-term unsecured indebtedness, subject to maturity and long-term interest rates. In addition, at December 31, 1994, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $245.4 million of short-term debt.


RATE MATTERS

Utility Operation

New York Jurisdiction

     In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $56.5 million, or 8.9%, with a requested return on equity of 12.85%. Proceedings in this rate case are ongoing and management cannot predict their outcome. New rates are expected to become effective in August or September 1995.

     In August 1993, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $55.4 million, or 8.5%, with a return on equity of 12.16%. Included in the requested rate increase was an initial amount of $24.9 million for the recovery of transition costs arising from the FERC's Order 636, which represented 3.8% of the total 8.5% requested increase.

     On July 19, 1994, the PSC issued an order authorizing a base rate increase of $11.1 million, or 1.7%, with a return on equity of 10.7%. In addition, the PSC authorized recovery of transition costs arising from the FERC's Order 636 of up to $11 million annually from sales customers through the monthly Gas Adjustment Clause (GAC). Distribution Corporation will defer, for recovery in future periods, any amounts that may exceed the $11 million annual amount. New rates became effective July 24, 1994.

     The recovery of transition costs from transportation customers in New York was addressed in the December 20, 1994 PSC Order issued in a generic restructuring case (the Generic Case). In the Generic Case, the PSC authorized gas utilities to file revised tariffs, subject to PSC approval, providing that transportation customers be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for gas supply realignment (GSR) costs and stranded costs. At December 31, 1994, Distribution Corporation had deferred transition costs related to transportation customers in its New York jurisdiction amounting to approximately $2.1 million. Of this amount, Distribution Corporation has calculated, based upon the PSC Order in the Generic Case, that approximately $0.7 million is allocable to, and
<PAGE 21>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concl.)


recoverable from, sales customers and the remaining approximate $1.4 million is allocable to, and recoverable from, transportation customers.

     In addition to addressing transition cost recovery related to transportation customers, the December 20, 1994 PSC Order in the Generic Case addresses key issues such as unbundling, rate design and the extent of state regulation. Implementation will likely be achieved by each utility on a case-by-case basis. In addition, the PSC has convened a generic proceeding to develop, among other things, an appropriate performance-based gas cost incentive mechanism and address concepts of affordability in utility service.

Pennsylvania Jurisdiction

     On March 8, 1994, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $16 million, or 6.8%, with a return on equity of 12.25%. A proposal for a WNC was included in this filing. On December 6, 1994, an order was issued by the PaPUC authorizing an annual rate increase of $4.8 million, or 2.0 %, with a return on equity of 11.0% and without a WNC. The new rates became effective as of December 7, 1994.

     General rate increases do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.

Pipeline and Storage. For a discussion of Supply Corporation's gathering rates, refer to Note 2 - Regulatory Matters.

     On October 31, 1994, Supply Corporation filed for an annual rate increase of $21 million, with a requested return on equity of 12.6%. This rate case was filed as a result of the FERC's order issued on October 28, 1994, rejecting Supply Corporation's rate case filed on September 30, 1994. The FERC rejected the September 30, 1994 filing because it disagreed with the proposed method of rolling-in rates for the storage service previously offered by Penn-York (Penn-York was merged into Supply Corporation effective July 1, 1994). Proceedings in this rate case are ongoing and management cannot predict their outcome.

<PAGE 22>
Part II.  Other Information

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

     By Order entered March 23, 1992, the District Court granted Distribution Corporation permission to amend its reply to Paragon/TGX's counterclaims to allege, among other things, (i) Distribution Corporation's "termination" of the Paragon Contract by letter effective February 1, 1988; (ii) Paragon's pre-September 1984 repudiation of the Paragon Contract; and (iii) the PSC's "primary jurisdiction" to interpret the Disapproval Order as respects "a price consistent" therewith. With respect to (iii) above, Distribution Corporation
<PAGE 23>
Item 1.  Legal Proceedings (Cont.)


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

     On September 29, 1994, Paragon/TGX served an amended answer and counterclaim. That pleading restates Paragon/TGX's claims for unquantified money damages respecting Distribution Corporation's alleged (i) breach of contract price and "take-or-pay" provisions, (ii) "lack of good faith...material breach" of the contract, and (iii) repudiation of the contract. The pleading also adds two new, but unquantified claims - (i) consequential damages suffered upon the sale of properties and assignment of the Paragon Contract at less than full value, and (ii) damages related to the allegation that Distribution Corporation "tortiously and with intent injured TGX in the conduct of its business." Distribution Corporation filed a timely reply to Paragon/TGX's claims.
<PAGE 24>
Item 1.  Legal Proceedings (Cont.)


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

     Under date of October 25, 1994, the Administrative Law Judge (ALJ) in this proceeding issued a recommended decision (RD). The RD seemingly recommends that the maximum price Paragon/TGX should be authorized to receive for gas delivered in respect of the contract should be $3.714 per Mcf. The ALJ noted that Distribution Corporation might owe approximately $9.6 million more to Paragon/TGX under this scenario. The ALJ also found that payments previously made by Distribution Corporation were prudent and reasonable. Nonetheless, he recommended that Distribution Corporation be allowed to recover from ratepayers only one-half of the $2,006,000 payment referred to above and one-half of
<PAGE 25>
Item 1.  Legal Proceedings (Concl.)


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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
               Exhibit
               Number             Description of Exhibit

                 (12)             Statements regarding Computation of Ratios:

                                  Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1994.

                 (27)             Financial Data Schedule

                 (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 1994 and 1993.

     (b)  Reports on Form 8-K
            None
<PAGE 26>
                                   SIGNATURE





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





Date:  February 10, 1995