Form 10-Q
period 1995-03-31
NATIONAL FUEL GAS CO
filed 1995-05-12
CIK 70145

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
         (Mark One)
           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

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

Common stock, $1 par value, outstanding at April 30, 1995: 37,421,463 shares.

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

                                     INDEX

               Part I. Financial Information                           Page

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months and
            Six Months Ended March 31, 1995 and 1994                   3 - 4

        b.  Consolidated Balance Sheets - March 31, 1995 and
            September 30, 1994                                         5 - 6

        c.  Consolidated Statement of Cash Flows - Six
            Months Ended March 31, 1995 and 1994                         7

        d.  Notes to Consolidated Financial Statements                 8 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14 - 24


               Part II. Other Information

Item 1.  Legal Proceedings                                            25 - 26

Item 2.  Changes in Securities                                              *

Item 3.  Defaults Upon Senior Securities                                    *

Item 4.  Submission of Matters to a Vote of Security Holders               26

Item 5.  Other Information                                                 26

Item 6.  Exhibits and Reports on Form 8-K                                  27

Signature                                                                  28

 * The Company has nothing to report under this item.

Part I. - Financial Information
Item 1. - Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                           1995          1994
                                                         (Thousands of Dollars)
INCOME
Operating Revenues                                        $376,680     $473,722

Operating Expenses
  Purchased Gas                                            165,789      251,998
  Operation Expense                                         74,379       71,572
  Maintenance                                                6,215        9,646
  Property, Franchise and Other Taxes                       31,777       37,206
  Depreciation, Depletion and Amortization                  17,537       18,744
  Income Taxes - Net                                        25,786       29,870
                                                           321,483      419,036

Operating Income                                            55,197       54,686
Other Income                                                   631          776
Income Before Interest Charges                              55,828       55,462

Interest Charges
  Interest on Long-Term Debt                                10,396        8,865
  Other Interest                                             3,385        2,758
                                                            13,781       11,623

Net Income Available for Common Stock                       42,047       43,839

EARNINGS REINVESTED IN THE BUSINESS

Balance at January 1                                       375,013      353,342
                                                           417,060      397,181
Dividends on Common Stock
 (1995 - $.395; 1994 - $.385)                               14,724       14,230

Balance at March 31                                       $402,336     $382,951

Earnings Per Common Share                                    $1.12        $1.18

Weighted Average Common Shares Outstanding              37,409,275   37,049,775

                See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                Consolidated Statements of Income and Earnings
                          Reinvested in the Business
                                  (Unaudited)

                                                            Six Months Ended
                                                               March 31,
                                                           1995          1994
                                                         (Thousands of Dollars)
INCOME
Operating Revenues                                        $648,228     $783,854

Operating Expenses
  Purchased Gas                                            269,196      396,156
  Operation Expense                                        141,222      135,120
  Maintenance                                               12,107       15,062
  Property, Franchise and Other Taxes                       54,843       62,489
  Depreciation, Depletion and Amortization                  35,866       36,629
  Income Taxes - Net                                        41,219       44,967
                                                           554,453      690,423

Operating Income                                            93,775       93,431
Other Income                                                 1,476        1,815
Income Before Interest Charges                              95,251       95,246

Interest Charges
  Interest on Long-Term Debt                                20,769       17,748
  Other Interest                                             6,573        5,859
                                                            27,342       23,607
Income Before Cumulative Effect                             67,909       71,639
Cumulative Effect of Change in
 Accounting for Income Taxes                                     -        3,826

Net Income Available for Common Stock                       67,909       75,465

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                       363,854      335,907
                                                           431,763      411,372
Dividends on Common Stock
 (1995 - $.79 ; 1994 - $.77)                                29,427       28,421

Balance at March 31                                       $402,336     $382,951

Earnings Per Common Share
Income Before Cumulative Effect                              $1.82        $1.95
Cumulative Effect of Change in
 Accounting for Income Taxes                                     -          .10

Net Income Available for Common Stock                        $1.82        $2.05

Weighted Average Common Shares Outstanding              37,367,200   36,899,747

                See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                          Consolidated Balance Sheets

                                                       March 31,
                                                         1995     September 30,
                                                     (Unaudited)      1994
                                                       (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                         $2,252,292     $2,166,256
   Less - Accumulated Depreciation, Depletion
     and Amortization                                    651,766        623,517
                                                       1,600,526      1,542,739
Current Assets
   Cash and Temporary Cash Investments                    13,582         29,016
   Receivables - Net                                     159,199         95,993
   Unbilled Utility Revenue                               37,720         17,311
   Gas Stored Underground                                  5,935         34,711
   Materials and Supplies - at average cost               24,839         23,796
   Prepayments                                            26,057         20,111
                                                         267,332        220,938

Other Assets
   Recoverable Future Taxes                               99,020         99,742
   Unamortized Debt Expense                               27,234         28,396
   Other Regulatory Assets                                37,447         47,737
   Deferred Charges                                       14,287         15,796
   Other                                                  32,065         26,309
                                                         210,053        217,980

                                                      $2,077,911     $1,981,657



















                See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                          Consolidated Balance Sheets

                                                       March 31,
                                                         1995     September 30,
                                                     (Unaudited)      1994
                                                       (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,421,463 Shares and 37,278,409
    Shares, Respectively                              $   37,421     $   37,278
   Paid in Capital                                       382,797        379,156
   Earnings Reinvested in the Business                   402,336        363,854
Total Common Stock Equity                                822,554        780,288
Long-Term Debt, Net of Current Portion                   404,000        462,500
Total Capitalization                                   1,226,554      1,242,788

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                      90,700        112,500
   Current Portion of Long-Term Debt                     154,500         96,000
   Accounts Payable                                       50,025         66,667
   Amounts Payable to Customers                           48,240         38,714
   Other Accruals and Current Liabilities                129,524         61,368
                                                         472,989        375,249

Deferred Credits
   Accumulated Deferred Income Taxes                     284,823        273,560
   Taxes Refundable to Customers                          31,688         31,688
   Unamortized Investment Tax Credit                      13,714         14,057
   Other Deferred Credits                                 48,143         44,315
                                                         378,368        363,620
Commitments and Contingencies                                  -              -

                                                      $2,077,911     $1,981,657













                See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                            Six Months Ended
                                                                March 31,
                                                           1995          1994
                                                         (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock                  $ 67,909    $ 75,465
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Effect of Noncash Adjustments:
         Cumulative Effect of Change in
          Accounting for Income Taxes                            -      (3,826)
         Depreciation, Depletion and Amortization           35,866      36,629
         Deferred Income Taxes                               3,399       2,031
         Other                                               2,723       3,082
      Change in:
         Receivables and Unbilled Utility Revenue          (83,615)   (150,882)
         Gas Stored Underground and Materials and
          Supplies                                          27,733      16,685
         Unrecovered Purchased Gas Costs                         -      17,778
         Prepayments                                        (5,946)     (6,334)
         Accounts Payable                                  (16,642)     27,227
         Amounts Payable to Customers                        9,526     (24,741)
         Other Accruals and Current Liabilities             75,966     103,903
         Other Assets and Liabilities - Net                 10,565       3,561
Net Cash Provided by
 Operating Activities                                      127,484     100,578

INVESTING ACTIVITIES
   Capital Expenditures                                    (96,485)    (57,197)
   Other                                                     2,432       3,002
Net Cash Used in Investing Activities                      (94,053)    (54,195)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                  (21,800)   (17,200)
   Proceeds from Issuance of Common Stock                    2,308      5,228
   Dividends Paid on Common Stock                          (29,373)   (28,293)
Net Cash Used in
 Financing Activities                                      (48,865)   (40,265)

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                                (15,434)     6,118

Cash and Temporary Cash Investments
 at October 1                                               29,016     13,595

Cash and Temporary Cash Investments at March 31           $ 13,582   $ 19,713

                See Notes to Consolidated Financial Statements

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

     The earnings for the six months ended March 31, 1995 should not be taken as a prediction for the fiscal year ending September 30, 1995, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 1995 and 1994, amounted to $26,198,000 and $24,453,000, respectively. Net income taxes paid during the six months ended March 31, 1995 and 1994 amounted to $20,806,000 and $15,616,000, respectively.

Financial Instruments. Seneca has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These agreements are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payments to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC".

The following summarizes Seneca's activity under swap agreements for the quarter and six month period ended March 31, 1995:

                                         Quarter Ended       Six Months Ended
                                         March 31, 1995       March 31, 1995
Natural Gas Swap Agreements:
     Notional Amount - Equivalent
      Billion Cubic Feet (Bcf)                 3.0                4.7
     Fixed Prices per Thousand Cubic
      Feet (Mcf)                          $1.66 - $2.06       $1.66 - $2.27
     Variable Prices per Mcf              $1.36 - $1.56       $1.29 - $1.64
     Gain or (Loss)                       $1,600,000          $3,100,000

Crude Oil Swap Agreements:
     Notional Amount - Equivalent
      Barrels (bbl)                        180,000             331,000
     Fixed Prices per bbl             $16.68 - $18.50       $16.68 - $18.50
     Variable Prices per bbl          $17.99 - $18.55       $17.16 - $18.55
     Gain or (Loss)                       $(200,000)          $(300,000)

Seneca had the following swap agreements outstanding at March 31, 1995:

Natural Gas Swap Agreements:
                                 Notional Amount
       Fiscal Year               (Equivalent Bcf)           Fixed Price per Mcf
         1995                        8.2                     $1.66 - $2.06
         1996                        3.7                     $1.66 - $2.06
         1996                        3.4                          (1)
         1997                        1.1                          (1)
                                    16.4

Crude Oil Swap Agreements:
                                 Notional Amount
       Fiscal Year               (Equivalent bbl)           Fixed Price per bbl
         1995                       260,000                 $16.68 - $18.72
         1997                       182,000                 $18.33
                                    442,000

     (1)  Price to be set according to market prices at a future date.


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

     The Company has SEC authority to enter into interest rate swaps associated with short-term borrowings up to a notional amount of $200,000,000. The Company has requested authorization from the SEC for additional authority to enter into interest rate swaps and certain other derivative instruments associated with long-term borrowings up to a notional amount of $350,000,000 outstanding at any time. Currently, no such agreements are outstanding.

New Accounting Pronouncement. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Essentially, SFAS 121 requires review of these assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from an enterprise's rate base or when regulatory assets are no longer probable of recovery.

     The Company has until the first quarter of the fiscal year ending September 30, 1997 to adopt this statement. Early application is encouraged. Impairment losses resulting from the application of SFAS 121 are to be reported as a component of income from continuing operations in the period in which the recognition criteria are first applied and met. Initial application of SFAS 121 to assets that are being held for disposal at the date of adoption are to be reported as a cumulative effect of a change in accounting principle.

     At this time, the adoption of SFAS 121 is not expected to have a material impact on the Company's results of operations or financial condition.

NOTE 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industrywide restructuring under the FERC's Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies.

     At March 31, 1995, Distribution Corporation's estimate of its exposure to outstanding transition cost claims is in the range of $4,600,000 to $76,500,000. The majority of these costs relate to gas supply realignment
(GSR) costs and stranded costs and is exclusive of any potential stranded costs related to production plant or gathering facilities which pipeline companies, including Supply Corporation, may file for at a future date. At March 31, 1995, the Company has recorded the minimum liability and corresponding regulatory asset of $4,600,000.

     Distribution Corporation has authorization from the State of New York Public Service Commission (PSC) to recover up to $11,000,000 annually of transition costs from sales customers in New York through the monthly Gas Adjustment Clause (GAC). Distribution Corporation will defer, for recovery in future periods, any amounts that may exceed the $11,000,000 annual amount.

     The recovery of transition costs from transportation customers in New York was addressed in the December 20, 1994 PSC order issued in a generic restructuring case (the Generic Case). In the Generic Case, the PSC authorized gas utilities to file revised tariffs, subject to PSC approval, providing that transportation customers be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for GSR and stranded costs. At March 31, 1995, Distribution Corporation had deferred transition costs related to transportation customers in its New York jurisdiction amounting to $2,531,000. Of this amount, Distribution Corporation has calculated, based upon the PSC order in the Generic Case, that approximately $827,000 is allocable to, and recoverable from, sales customers and the remaining approximate $1,704,000 is allocable to, and recoverable from transportation customers. In February 1995, Distribution Corporation filed draft tariff sheets regarding the $1,704,000 and is awaiting PSC approval of such tariff sheets before recovery from transportation customers can begin. Distribution Corporation began collecting the $827,000 from its sales customers through the monthly GAC beginning April 1, 1995.

     In its Pennsylvania jurisdiction, Distribution Corporation is recovering GSR and stranded transition costs from its customers through a separate surcharge, which includes a volumetric true-up mechanism. Distribution Corporation is recovering under-recovered purchased gas transition costs from its Pennsylvania sales customers through its gas cost recovery rates.

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

Gathering Rates. Supply Corporation has approximately $19,000,000 of production and gathering facilities used, in part, to gather natural gas of local producers, including the Company's production in the Appalachian Region. Currently, Supply Corporation has a partially unbundled gathering rate in place under an interim settlement with customers and local producers. In its restructuring orders, the FERC has directed Supply Corporation to fully unbundle its gathering rate effective July 1, 1995. Supply Corporation submitted an offer of settlement (the Settlement) which if approved would have provided for a ten-year transition to fully unbundled rates beginning July 1, 1995. Generally favorable comments on the Settlement were filed. Opposition came largely from offsystem customers claiming that they should not have any cost responsibility for the production and gathering plant because it is not necessary to provide service to them. On April 12, 1995, the FERC issued an Order on Settlement and Establishing Procedures. This order neither modified nor rejected the Settlement, but stated several factors which the FERC felt should be considered in a settlement resolving the gathering issue. The preeminent factor appears to be the FERC's preference that gathering rates be unbundled much sooner than ten years. Five years is mentioned as an acceptable target. The order further provides for additional settlement discussions facilitated by the Chief Administrative Law Judge. The first settlement discussions were held on April 17, 1995 and the next meeting is scheduled for May 12, 1995. The Company believes that its investment in production and gathering facilities will be fully recovered.

NOTE 3 - Income Taxes

     On October 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of this change increased net income for the six months ended March 31, 1994 by $3,826,000 as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations.

     At March 31, 1995, the deferred tax liabilities (assets) were comprised of the following (in thousands):
                                            Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of tax over book depreciation        $177,282          $     -
    Exploration and intangible well
     drilling costs                               84,243                -
    Other                                         67,814                -
       Total Deferred Tax Liabilities            329,339                -

 Deferred Tax Assets:
    Deferred investment tax credits               (8,388)               -
    Overheads capitalized for tax purposes        (9,849)               -
    Provisions for rate contingencies and
     refunds                                           -             (686)
    Unrecovered purchased gas costs                    -          (12,394)
    Other                                        (26,279)               -
        Total Deferred Tax Assets                (44,516)         (13,080)

        Total Net Deferred Income Taxes         $284,823         $(13,080)

  * Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."

     The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):
                                                   Six Months Ended
                                                       March 31,
                                                1995             1994
Operating Expenses:
 Current Income Taxes -
  Federal                                      $33,257            $37,756
  State                                          4,563              5,180

 Deferred Income Taxes                           3,399              2,031
                                                41,219             44,967
Other Income
 Deferred Investment Tax Credit                   (343)              (343)

Cumulative effect prior to
 October 1, 1993 of applying SFAS
 No. 109                                             -             (3,826)

Total Income Taxes                             $40,876            $40,798

Item 1.  Financial Statements (Concl.)

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                   Six Months Ended
                                                       March 31,
                                                1995             1994

 Net income available for common stock           $67,909          $75,465
 Total income taxes                               40,876           40,798

 Income before income taxes                      108,785          116,263

 Income tax expense, computed at
    statutory rate of 35%                         38,075           40,692

 Increase (reduction) in taxes resulting from:
    Current state income taxes                     2,966            3,366
    Depreciation                                   1,185            1,128
    Production tax credits                          (495)            (751)
    Miscellaneous                                   (855)             189
    Adoption of SFAS 109                               -           (3,826)

    Total Income Taxes                           $40,876          $40,798

NOTE 4 - Capitalization

Common Stock. During the six months ended March 31, 1995, the Company issued 45,531 shares of common stock under the Company's Customer Stock Purchase Plan and 88,000 shares to participants in the Company's section 401(k) plans.
During the second quarter of fiscal 1995, the Company's Customer Stock Purchase Plan and section 401(k) plans began purchasing open market shares.

     In December 1994, 8,000 shares of restricted stock were awarded under the 1993 Award and Option Plan. Restrictions on these shares will lapse respecting approximately one-fourth of such shares on each January 2, for the years 2002 through 2005.

Long-Term Debt. On May 1, 1995, the Company refunded, with short-term borrowings, $75,000,000 of medium-term notes which matured on that date. This amount is included in "Current Portion of Long-Term Debt" on the Consolidated Balance Sheet at March 31, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Earnings.

     Earnings were $42.0 million, or $1.12 per common share, during the quarter ended March 31, 1995. This compares with earnings or $43.8 million, or $1.18 per common share, during the quarter ended March 31, 1994.

     Earnings were $67.9 million, or $1.82 per common share, during the six months ended March 31, 1995. This compares with earnings of $75.5 million, or $2.05 per common share during the six months ended March 31, 1994. The six months ended March 31, 1994 included earnings of $3.8 million or $.10 per common share, related to the cumulative effect of a required change in accounting for income taxes adopted October 1, 1993, in accordance with the Financial Accounting Standards Boards's (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Earnings before the cumulative effect of the change in accounting for income taxes amounted to $71.6 million, or $1.95 per common share.

     The decrease in earnings for the quarter and six month period, before the cumulative effect of the change in accounting for income taxes, is attributable to lower earnings of the Company's Exploration and Production, Pipeline and Storage and Utility segments. The decrease in earnings for the Exploration and Production segment resulted primarily from lower natural gas prices and the delay of some drilling, workovers, recompletions and commencement of production pending higher gas prices. The Pipeline and Storage segment experienced a decline in earnings for the quarter and six month period as a result of higher interest expense on borrowings. The earnings of the Pipeline and Storage segment for the six months ended March 31, 1995 also declined because the first quarter of fiscal 1994 benefited from the nonrecurring receipt of refunds of prior costs related to joint storage sites. Earnings in the Utility Operation were negatively impacted by warmer weather and lower normalized usage per residential and commercial account than was established in the rate-making process. Decreased earnings in the Company's three major business segments were partly offset by increased earnings in the Company's Other Nonregulated segment as the Company's pipeline construction and gas marketing subsidiaries benefited from improved margins while the Company's timber operations had higher log sales.

     A more detailed discussion of current period results can be found in the business segment information that follows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)           Three Months Ended            Six Months Ended
                             March 31,                     March 31,
                       1995    1994  % Change       1995    1994  % Change
Regulated
 Utility Operation   $59,200  $61,289  (3.4)     $ 92,548 $ 94,921  (2.5)
 Pipeline and Storage 16,580   16,553    .2        32,082   33,281  (3.6)

Nonregulated
 Exploration and
 Production            3,357    6,380 (47.4)        7,106    9,964 (28.7)
 Other                 2,376    1,203  97.5         4,480    1,838 143.7
                       5,733    7,583 (24.4)       11,586   11,802  (1.8)

Corporate               (530)    (869) 39.0        (1,222)  (1,606) 23.9

                     $80,983  $84,556  (4.2)     $134,994 $138,398  (2.5)


OPERATING REVENUES
(in thousands)
                         Three Months Ended            Six Months Ended
                             March 31,                     March 31,
                       1995    1994  % Change       1995    1994  % Change
 Regulated
 Utility Operation
  Retail Revenues:
   Residential      $237,240 $297,836 (20.3)     $403,818 $494,496 (18.3)
   Commercial         60,727   85,117 (28.7)      100,429  135,478 (25.9)
   Industrial          7,075   15,611 (54.7)       12,542   24,005 (47.8)
                     305,042  398,564 (23.5)      516,789  653,979 (21.0)
  Off-System Sales     8,063    1,757 358.9        10,291    1,757 485.7
  Transportation      14,230   13,026   9.2        23,109   21,238   8.8
  Other                1,234    1,121  10.1         2,505    2,192  14.3
                     328,569  414,468 (20.7)      552,694  679,166 (18.6)

 Pipeline and Storage
  Storage Service     15,622   15,100   3.5        30,512   29,653   2.9
  Transportation      23,042   23,295  (1.1)       45,319   45,977  (1.4)
  Other                  896    1,064 (15.8)        1,796    1,945  (7.7)
                      39,560   39,459   0.3        77,627   77,575   0.1
Nonregulated
 Exploration and
 Production           12,995   18,656 (30.3)       27,269   32,988 (17.3)
 Other                18,525   23,174 (20.1)       35,613   37,960  (6.2)
                      31,520   41,830 (24.6)       62,882   70,948 (11.4)
Less-Intersegment
 Revenues             22,969   22,035   4.2        44,975   43,835   2.6

                    $376,680 $473,722 (20.5)     $648,228 $783,854 (17.3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Utility Operation.

    Operating income before income taxes for the Utility Operation for the quarter and six months ended March 31, 1995, decreased $2.1 million and $2.4 million, respectively, as compared with the same periods a year ago. This resulted primarily from warmer weather, which contributed to reductions in throughput of 9.7 billion cubic feet (Bcf) and 15.9 Bcf, respectively, for the quarter and six month period. Additionally, pretax operating income for the quarter and six months ended March 31, 1995 was negatively impacted by lower normalized usage per residential and commercial account than that established in the rate-making process. The decrease in the Utility Operation's operating revenues for the quarter and six months ended March 31, 1995, compared with the same periods of the prior year, reflects decreased gas costs mainly because of lower throughput as well as a decline in the average cost of purchased gas.

    The impact of warmer weather was greatest in the Pennsylvania jurisdiction since Pennsylvania does not have a weather normalization clause (WNC). However, margins lost due to weather in the Pennsylvania jurisdiction were partly mitigated by Distribution Corporation's ability to retain a portion of the margins on off-system sales. The impact of warmer weather experienced by the New York jurisdiction was tempered by its WNC, which preserved pretax operating income of $4.2 million and $8.5 million, respectively, for the quarter and six months ended March 31, 1995. For the quarter and six months ended March 31, 1994, the WNC resulted in a benefit to customers of $5.3 million and $6.5 million, respectively, as weather was colder than normal.

Degree Days

  Three Months Ended March 31:
                                                Percent Colder (Warmer)
                                                       Than
                         Normal    1995    1994   Normal    Last Year

  Buffalo                 3,337   3,121   3,622    (6.5)%     (13.8)%
  Erie                    3,195   2,999   3,554    (6.1)%     (15.6)%

  Six  Months Ended March 31:

  Buffalo                 5,597   5,057   5,949    (9.6)%     (15.0)%
  Erie                    5,151   4,714   5,737    (8.5)%     (17.8)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

SYSTEM THROUGHPUT
(millions of cubic feet-MMcf)
                       Three Months Ended            Six Months Ended
                            March 31,                    March 31,
                     1995     1994 % Change        1995     1994 % Change
Utility Operation
 Retail Sales:
  Residential       36,644   42,627 (14.0)       59,477   69,624 (14.6)
  Commercial        10,320   13,318 (22.5)       16,532   21,040 (21.4)
  Industrial         1,704    3,129 (45.5)        3,058    4,845 (36.9)
                    48,668   59,074 (17.6)       79,067   95,509 (17.2)
 Transportation     17,444   16,719   4.3        29,487   28,977   1.8
                    66,112   75,793 (12.8)      108,554  124,486 (12.8)

Pipeline and Storage
 Transportation    105,973  110,214  (3.8)      177,828  189,985  (6.4)

Other                  186      209 (11.0)          323      270  19.6

Less-Intersegment
 Throughput:
 Transportation     62,999   71,425 (11.8)      105,718  121,546 (13.0)
Total System
 Throughput        109,272  114,791  (4.8)      180,987  193,195  (6.3)

Pipeline and Storage.

    Operating income before income taxes for the Pipeline and Storage segment for the quarter ended March 31, 1995 did not change significantly from the same period a year ago. Throughput declined 4.2 Bcf for the quarter. However, as expected, this decline did not have a significant impact on pretax operating income and earnings as a result of Supply Corporation's straight fixed-variable
(SFV) rate design.

    For the six months ended March 31, 1995, operating income before income taxes decreased $1.2 million compared with the same period a year ago. This resulted primarily because last year's first quarter benefited from the nonrecurring receipt of refunds of prior costs related to joint storage sites.

Exploration and Production.

    Operating income before income taxes from the Company's Exploration and Production operations for the quarter and six months ended March 31, 1995, decreased $3.0 million and $2.9 million, respectively, compared with the same periods a year ago mainly because of decreased natural gas and oil production combined with a lower weighted average price received for gas. System natural gas production decreased 1.2 Bcf and 0.6 Bcf, respectively, for the quarter and six months ended March 31, 1995. Oil and condensate production were down 81,000 barrels (bbl) and 91,000 bbl for the quarter and six month period, respectively. The production decrease reflects the Company's decision to delay some drilling, workovers, recompletions and commencement of production pending higher gas prices. The weighted average price received for natural gas decreased $.75 per Mcf to $1.64 per Mcf and decreased $.66 per Mcf to $1.68 per Mcf for the quarter and six months ended March 31, 1995, respectively. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

weighted average price received for oil increased $3.47 per bbl to $16.19 per bbl and increased $2.73 per bbl to $15.91 per bbl for the quarter and six months ended March 31, 1995, respectively. The impact of the fluctuation in oil and gas prices was stabilized by Seneca's hedging program, which contributed a net $1.4 million and $2.8 million to operating revenues for the quarter and six months ended March 31, 1995, respectively. Refer to further discussion of Seneca's hedging activities in Note 1 - Summary of Significant Accounting Policies.

    In April 1995, Seneca announced an oil discovery at Vermillion Block 252 offshore of Louisiana in the Gulf of Mexico. This discovery, in which Seneca has a minimum 65% working interest, is expected to come on production in March 1996. Commencement of production at Seneca's gas discovery at West Cameron 552 continues to be dependent on the price of gas.

PRODUCTION VOLUMES

Exploration and Production
                       Three Months Ended            Six Months Ended
                            March 31,                    March 31,
                     1995     1994  % Change       1995     1994 % Change
Gas Production - (MMcf)
  Gulf Coast         3,369   4,439 (24.1)         7,117   7,516  (5.3)
  West Coast           175     174   0.6            341     381 (10.5)
  Appalachia         1,451   1,537  (5.6)         2,971   3,123  (4.9)
                     4,995   6,150 (18.8)        10,429  11,020  (5.4)

Oil Production - (Thousands of Barrels)
  Gulf Coast            66     153 (56.9)           155     252 (38.5)
  West Coast            97      92   5.4            199     194   2.6
  Appalachia             3       2  50.0              7       6  16.7
                       166     247 (32.8)           361     452 (20.1)

Other Nonregulated.

    Operating income before income taxes associated with this segment for the quarter and six months ended March 31, 1995, increased $1.2 million and $2.6 million, respectively, compared with the same periods a year ago. The increases in both periods reflect improved performance by the Company's gas marketing operations, its pipeline construction subsidiary and its timber operations. NFR, the Company's gas marketing subsidiary, improved its performance primarily as a result of improved margins. UCI, the Company's pipeline construction subsidiary incurred a smaller loss in this year's quarter, and for the six month period, earned a small profit compared to a loss in the same period a year ago. Timber operations reflect increased log sales.

    Because of a slowdown in pipeline construction and despite the recent improvement in the earnings of UCI, the Company has decided to sell UCI's pipeline construction equipment at an auction later in May 1995. UCI will retain well maintenance and highway construction equipment. Management does not expect the discontinuance of pipeline construction operations to have a material impact on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)



Income Taxes.

    Income taxes decreased $4.1 million and $3.7 million, respectively, for the quarter and six months ended March 31, 1995, mainly because of a decrease in pretax income. The decrease for the quarter can also be attributed to lower state income taxes in the Utility Operation's Pennsylvania jurisdiction. This relates to a change in the methodology in the recording of Pennsylvania state income tax on unbilled revenues, which was implemented in March 1994, causing state income taxes for the quarter ended March 31, 1994 to be inflated.

Interest Charges.

    Total interest charges increased $2.1 million and $3.7 million, respectively, for the quarter and six months ended March 31, 1995. Interest on long-term debt increased $1.5 million and $3.0 million, respectively, for the quarter and six month period, mainly because of a higher average amount of long-term debt compared to the same periods a year ago. Other interest increased $.6 million and $.7 million for the quarter and six month period, respectively, as a result of increases in short-term borrowing rates.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's primary sources of cash during the six month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan and section 401(k) Plans. However, during the second quarter of fiscal 1995, the Company's Customer Stock Purchase Plan and section 401(k) plans began purchasing open market shares.

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

    Because of the seasonal nature of the Company's heating business, revenues are relatively high during the six months ended March 31 and receivables and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


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

    Net cash provided by operating activities totaled $127.5 million for the six months ended March 31, 1995, an increase of $26.9 million compared with $100.6 million provided by operating activities for the six months ended March 31, 1994. The Pipeline and Storage segment had higher cash flow from operations as compared to the prior year, due in part to Supply Corporation's initial funding, in March 1994, of its post-retirement benefit costs. The other non-regulated operations also had higher cash flow from operations due to higher earnings and lower receivable balances. The Utility Operation had a slight increase in operating cash flow due to a variety of factors, including over-recovery of gas costs and lower receivable balances. The Exploration and Production segment experienced a decline in its cash flow from operations due to lower production and earnings.


Investing Cash Flow

Capital Expenditures

    The Company's capital expenditures totaled $96.5 million during the six months ended March 31, 1995. Total expenditures for the six month period represent 53% of the total current capital expenditure budget for fiscal 1995 of $183.8 million.

    The following table presents capital expenditures for the six months ended March 31, 1995, by business segment:

                                (in thousands)    Percentage

          Utility Operation         $31,431         32.6 %
          Pipeline and Storage       29,093         30.2
          Exploration and Production 29,416         30.5
          Other Nonregulated          6,545          6.7

                                    $96,485        100.0%

    The bulk of the Utility Operation's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)



    Pipeline and Storage capital expenditures include $4.9 million in connection with its link with the Empire State Pipeline at Grand Island, New York and $3.7 million related to compressor engine emission controls necessary to comply with the Clean Air Act Amendments of 1990. In addition, capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems.

    In a January 23, 1995 letter to the FERC, Supply Corporation informed the FERC that it no longer intends to construct its Laurel Fields project in phases, but rather intends to seek authorization to construct the project as a whole. An "open season" is being held through May 16, 1995, in part, to identify prospective customers for this project. The timing of this project is still not finalized.

    The majority of the Exploration and Production segment's capital expenditures were made for the exploration and development of oil and gas properties offshore in the Gulf of Mexico. In April 1995, Seneca recommenced activity in its onshore Gulf Cost program which it had delayed earlier in the year due to low gas prices.

    Other Nonregulated capital expenditures consisted primarily of timberland purchases.

    The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility Operation are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. Expenditures in the Pipeline and Storage segment are also dependent on adequate rate relief.

Other

    Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. Approximately $2.1 million of cash was received in the first quarter of fiscal 1995, related to the sale of certain gas reserves in the Gulf of Mexico. Proceeds of this sale were credited to the full cost pool.

Financing Cash Flows

    Consolidated short-term debt decreased by $21.8 million during the first six months of fiscal 1995. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

    The Company currently has an effective shelf registration under the Securities Act of 1933, as amended, and has authority under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $220 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


of debentures and/or medium term notes. Depending on market conditions and the requirements of the Company, the Company may issue and sell as much as approximately $100 million of the debentures and/or medium-term notes within the remainder of fiscal 1995. The proceeds of such sales would be used to refund maturing long-term debt, to replace outstanding short-term borrowings, to finance a portion of the Company's capital expenditures and/or for other general corporate purposes.

    On May 1, 1995, the Company refunded, with short-term borrowings, $75 million of medium-term notes which matured on that date. This amount is included in "Current Portion of Long-Term Debt" on the Consolidated Balance Sheet at March 31, 1995.

    The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, see disclosure under "Financial Instruments" in Note 1, "Summary of Significant Accounting Policies."

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

    The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants of its indenture covering long-term debt, upon refunding $75 million of medium-term notes on May 1, 1995, the Company would have been permitted to issue up to a maximum of $600 million in additional long-term unsecured indebtedness, subject to maturity and long-term interest rates. In addition, at March 31, 1995, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $309.3 million of short-term debt.

RATE MATTERS

Utility Operation

New York Jurisdiction

    In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $56.5 million, or 8.9%, with a requested return on equity of 12.85%. In March 1995, the New York Public Service Commission (PSC) staff filed its case stating that the annual rate increase should be $13.0 million, with a return on equity of 11.1%. Proceedings in this rate case are ongoing and management cannot predict their

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


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

    The recovery of transition costs from transportation customers in New York was addressed in the December 20, 1994 PSC Order issued in a generic restructuring case (the Generic Case). In the Generic Case, the PSC authorized gas utilities to file revised tariffs, subject to PSC approval, providing that transportation customers be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for gas supply realignment (GSR) costs and stranded costs. At March 31, 1995, Distribution Corporation had deferred transition costs related to transportation customers in its New York jurisdiction amounting to approximately $2.5 million. Of this amount, Distribution Corporation has calculated, based upon the PSC Order in the Generic Case, that approximately $0.8 million is allocable to, and recoverable from, sales customers and the remaining approximate $1.7 million is allocable to, and recoverable from, transportation customers. In February 1995, Distribution Corporation filed draft tariff sheets regarding the $1.7 million and is awaiting PSC approval of such tariff sheets before recovery from transportation customers can begin. Distribution began recovering the $0.8 million from its sales customers through the monthly GAC beginning April 1, 1995.

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

Pennsylvania Jurisdiction

    On March 15, 1995, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $22 million, or 9.1%, with a return on equity of 13.25%. Proceedings in this rate case are ongoing and management cannot predict their outcome. New rates are expected to become effective in December 1995.

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

Pipeline and Storage. For a discussion of Supply Corporation's gathering rates, refer to Note 2 - Regulatory Matters.

    On October 31, 1994, Supply Corporation filed for an annual rate increase of $21 million, with a requested return on equity of 12.6%. Settlement discussions to resolve the various issues are ongoing and all parties have presented their positions. Currently, it appears all issues can be resolved through settlement. In the event some issues are not settled, a hearing to resolve them is scheduled for January 9, 1996. On April 27, 1995, Supply Corporation made a filing with the FERC which was intended to resolve a dispute over the proper allocation of transportation costs to the former Penn-York Energy Corporation (Penn-York) services (Penn-York was merged into Supply Corporation effective July 1, 1994). The FERC rejected that filing as inadequately supported, and directed Supply Corporation to refile with additional supporting data no later than May 15, 1995. Under ordinary circumstances Supply Corporation would have been able to put new rates into effect on May 1, 1995, subject to refund. Until the cost allocation dispute is resolved, however, no new rates can become effective.

OTHER MATTERS

New Accounting Pronouncement. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. For a further discussion of what this new accounting standard entails and its impact on the Company, see Note 1 - Summary of Significant Accounting Policies.

Part II.  Other Information

Item 1.   Legal Proceedings

Paragon/TGX Litigation

A.  New York Litigation

    Since November 30, 1984, Distribution Corporation has been involved in litigation against Paragon Resources, Inc. (Paragon) and TGX Corp. (collectively Paragon/TGX), in the United States District Court for the Western District of New York (the District Court). Distribution Corporation sought a declaratory judgment concerning the contract effect of a December 20, 1983 PSC order (the Disapproval Order) which, among other things, disapproved a 1974 gas purchase agreement between Distribution Corporation's predecessor in interest, Iroquois Gas Corporation, and Paragon (the "Paragon Contract"). Paragon/TGX counterclaimed for (i) a declaration that the Disapproval Order did not affect the Paragon Contract in any way, whatsoever, (ii) approximately $4,400,000 in respect of take-or-pay claims, and (iii) unquantified amounts in respect of other alleged breaches of the Paragon Contract. Commencing with its payment for production received in September, 1984, and continuing through December, 1993, when Paragon/TGX purported to assign the Paragon Contract, Distribution Corporation paid Paragon/TGX for Paragon Contract gas at prices below those developed by the Paragon Contract's price formula, as the same have been impacted, from time to time, by the Natural Gas Policy Act of 1978.

    On December 3, 1991 the U.S. Court of Appeals for the Second Circuit (the Second Circuit) issued an opinion regarding a partial summary judgment granted by the District Court. The Second Circuit essentially held that the Disapproval Order had "voided the Contract's price term," but that Paragon/TGX had elected an option available to it under the Paragon Contract to continue that contract, in the aftermath of the Disapproval Order, at "a price consistent with" that order. The Second Circuit also remanded the case to the District Court for further proceedings.

    In a letter dated December 13, 1991, TGX demanded that Distribution Corporation pay it $21,874,042 (including interest), alleged to represent the difference between the amount received by Paragon/TGX in respect of Paragon Contract gas delivered during the period September, 1984 through October, 1991, and the amount allegedly due TGX in respect of such gas during such period. Distribution Corporation rejected TGX's demand.

    Various motions have been heard before the District Court. A United States Magistrate Judge is now handling other preliminary matters before discovery resumes and the case is ultimately set for trial.

B.  Louisiana Litigation

    On February 22, 1990, TGX, the purported assignee of the Paragon Contract, filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Louisiana (the Bankruptcy Court). Thereafter TGX commenced a "turnover" proceeding against Distribution Corporation, premised upon TGX's December 13, 1991 payment demand described above under "New York Litigation." Pursuant to a partial settlement agreement between TGX and Distribution Corporation, approved

Item 1.  Legal Proceedings - (Concl.)


by the Bankruptcy Court in August, 1992, the "turnover" proceeding was discussed and Distribution Corporation paid TGX $2,940,000 in consideration, among other things, of TGX releasing Distribution Corporation from certain claims and undertaking to credit said amount against the amount, if any, which is ultimately adjudged due TGX and/or Paragon in the New York Litigation. TGX is still free to pursue its breach of contract counterclaims in the New York Litigation.

C.  State Commission Proceedings

    In an order issued in Case 93-G-0352, et al., on May 5, 1995, the PSC granted Distribution Corporation authority to recover via its rates the New York allocable share ($2,006,000) of the partial settlement payment described above under "Louisiana Litigation". Distribution Corporation has already recovered the Pennsylvania allocable share ($934,000) of the partial settlement payment.

    The May 5, 1995 PSC order did not address the New York Public Service Law secion 110(4) issues described in the PSC's Order Instituting Proceeding because the PSC determined there was "no properly reviewable contract" that had been filed with it. The Parties' time to file Petitions for Rehearing of the Order expires on June 4, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 15, 1995. At that meeting, the shareholders elected directors, appointed independent accountants, and approved the Annual At Risk Compensation Incentive Plan.

    The total votes were as follows:
                                                      Against
                                           For      or Withheld   Abstain
(i)   Election of directors to serve
      for a three-year term:
       - Philip C. Ackerman             29,109,063     413,760          -
       - John M. Brown                  29,048,865     473,958          -
       - Luiz F. Kahl                   29,077,567     445,256          -
       - Bernard S. Lee                 29,118,958     403,865          -

(ii)  Appointment of Price Waterhouse
      as independent accountants        28,986,754     272,692    263,377

(iii) Approval of the Annual At Risk
      Compensation Incentive Plan       25,035,493   3,283,597    938,063

Item 5.  Other Information

    On March 15, 1995, at a regular meeting of the Board of Directors, Mr. Robert T. Brady was elected a director to serve until the 1996 Annual Meeting when he is expected to stand for reelection.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
              Exhibit
              Number       Description of Exhibit

               (12)       Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 1995 and the fiscal years ended September 30, 1990 through 1994.

               (27)       Financial Data Schedule

               (99)       National Fuel Gas Company Consolidated Statement
                           of Income for the Twelve Months Ended March 31, 1995 and 1994.


     (b)  Reports on Form 8-K

                (i)        Report on Form 8-K was filed on March 22, 1995.
                           Date of Report - March 3, 1995
                           Item 5. Other Events. Announcements made by National Fuel executives at a seminar for Security Analysts on March 3, 1995.

                                   SIGNATURE











    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                       NATIONAL FUEL GAS COMPANY
                                             (Registrant)





                                       /s/Joseph P. Pawlowski
                                       Joseph P. Pawlowski
                                       Treasurer and Principal
                                       Accounting Officer













Date:  May  12, 1995