Form 10-Q
period 1995-06-30
NATIONAL FUEL GAS CO
filed 1995-08-11
CIK 70145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
    (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From----------to----------

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

Common stock, $1 par value, outstanding at July 31, 1995: 37,432,208 shares.

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

                                     INDEX

               Part I. Financial Information                  Page

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months and
            Nine Months Ended June 30, 1995 and 1994         3 - 4

        b.  Consolidated Balance Sheets - June 30, 1995 and
            September 30, 1994                               5 - 6

        c.  Consolidated Statement of Cash Flows - Nine
            Months Ended June 30, 1995 and 1994               7

        d.  Notes to Consolidated Financial Statements       8 - 14


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                15 - 28

               Part II. Other Information

Item 1.  Legal Proceedings                                  29 - 30
Item 2.  Changes in Securities                                    *
Item 3.  Defaults Upon Senior Securities                          *
Item 4.  Submission of Matters to a Vote of Security Holders      *
Item 5.  Other Information                                        *
Item 6.  Exhibits and Reports on Form 8-K                        31

Signature                                                        32



 *      The Company has nothing to report under this item.

Part I. - Financial Information
Item 1. - Financial Statements


                           National Fuel Gas Company
                 Consolidated Statements of Income and Earnings
                           Reinvested in the Business
                                  (Unaudited)


                                              Three Months Ended
                                                   June 30,
                                              1995          1994
                                            (Thousands of Dollars)

INCOME
Operating Revenues                            $191,480     $216,281
                                               -------      -------
Operating Expenses
  Purchased Gas                                 60,153       76,342
  Operation Expense                             62,733       63,769
  Maintenance                                    6,539        8,687
  Property, Franchise and Other Taxes           20,881       23,383
  Depreciation, Depletion and Amortization      17,930       19,220
  Income Taxes - Net                             5,455        5,098
                                               -------      -------
                                               173,691      196,499
                                               -------      -------
Operating Income                                17,789       19,782
Other Income                                     3,210        1,033
                                               -------      -------
Income Before Interest Charges                  20,999       20,815
                                               -------      -------

Interest Charges
  Interest on Long-Term Debt                     9,694        8,865
  Other Interest                                 3,522        2,117
                                               -------      -------
                                                13,216       10,982
                                               -------      -------
Net Income Available for Common Stock            7,783        9,833

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1                             402,336      382,951
                                               -------      -------
                                               410,119      392,784
Dividends on Common Stock
 (1995 - $.405; 1994 - $.395)                   15,097       14,634
                                               -------      -------

Balance at June 30                            $395,022     $378,150
                                               =======      =======

Earnings Per Common Share                        $ .21        $ .26
                                                  ====         ====

Weighted Average Common Shares Outstanding  37,421,500   37,145,132
                                            ==========   ==========




                 See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                 Consolidated Statements of Income and Earnings
                           Reinvested in the Business
                                  (Unaudited)

                                               Nine Months Ended
                                                    June 30,
                                               1995         1994
                                            (Thousands of Dollars)

INCOME
Operating Revenues                            $839,708   $1,000,135
                                               -------    ---------
Operating Expenses
  Purchased Gas                                329,349      472,498
  Operation Expense                            203,954      198,888
  Maintenance                                   18,646       23,749
  Property, Franchise and Other Taxes           75,725       85,872
  Depreciation, Depletion and Amortization      53,796       55,849
  Income Taxes - Net                            46,674       50,066
                                               -------    ---------
                                               728,144      886,922
                                               -------    ---------
Operating Income                               111,564      113,213
Other Income                                     4,686        2,849
                                               -------    ---------
Income Before Interest Charges                 116,250      116,062
                                               -------    ---------
Interest Charges
  Interest on Long-Term Debt                    30,463       26,613
  Other Interest                                10,095        7,977
                                               -------    ---------
                                                40,558       34,590
                                               -------    ---------
Income Before Cumulative Effect                 75,692       81,472
Cumulative Effect of Change in
 Accounting for Income Taxes                         -        3,826
                                               -------    ---------
Net Income Available for Common Stock           75,692       85,298
EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                           363,854      335,907
                                               -------    ---------
                                               439,546      421,205
Dividends on Common Stock
 (1995 - $1.195: 1994 - $1.165)                 44,524       43,055
                                               -------    ---------
Balance at June 30                            $395,022   $  378,150
                                               =======    =========
Earnings Per Common Share
Income Before Cumulative Effect                  $2.02        $2.21
Cumulative Effect of Change in
 Accounting for Income Taxes                         -          .10
                                                  ----         ----

Net Income Available for Common Stock            $2.02        $2.31
                                                  ====         ====

Weighted Average Common Shares Outstanding  37,385,301   36,981,546
                                            ==========   ==========




                 See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                          Consolidated Balance Sheets

                                           June 30,
                                            1995     September 30,
                                        (Unaudited)      1994
                                          (Thousands of Dollars)

ASSETS
Property, Plant and Equipment             $2,274,472     $2,166,256
   Less - Accumulated Depreciation,
     Depletion and Amortization              659,006        623,517
                                           ---------      ---------
                                           1,615,466      1,542,739
                                           ---------      ---------
Current Assets
   Cash and Temporary Cash Investments        14,257         29,016
   Receivables - Net                         112,724         95,993
   Unbilled Utility Revenue                   12,188         17,311
   Gas Stored Underground                     13,691         34,711
   Materials and Supplies - at average cost   24,324         23,796
   Prepayments                                21,957         20,111
                                           ---------      ---------
                                             199,141        220,938
                                           ---------      ---------
Other Assets
   Recoverable Future Taxes                   98,659         99,742
   Unamortized Debt Expense                   27,373         28,396
   Other Regulatory Assets                    33,672         47,737
   Deferred Charges                           11,699         15,796
   Other                                      32,825         26,309
                                           ---------      ---------
                                             204,228        217,980
                                           ---------      ---------
                                          $2,018,835     $1,981,657
                                           =========      =========


















                 See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                          Consolidated Balance Sheets

                                            June 30,
                                             1995     September 30,
                                         (Unaudited)      1994
                                           (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares;
     Issued and Outstanding - 37,422,313
     Shares and 37,278,409 Shares,
     Respectively                         $   37,422     $   37,278
   Paid in Capital                           382,816        379,156
   Earnings Reinvested in the Business       395,022        363,854
                                           ---------      ---------
Total Common Stock Equity                    815,260        780,288
Long-Term Debt, Net of Current Portion       504,000        462,500
                                           ---------      ---------
Total Capitalization                       1,319,260      1,242,788
                                           ---------      ---------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                          73,200        112,500
   Current Portion of Long-Term Debt          58,500         96,000
   Accounts Payable                           34,312         66,667
   Amounts Payable to Customers               55,337         38,714
   Other Accruals and Current Liabilities     96,553         61,368
                                           ---------      ---------
                                             317,902        375,249
                                           ---------      ---------
Deferred Credits
   Accumulated Deferred Income Taxes         288,396        273,560
   Taxes Refundable to Customers              31,688         31,688
   Unamortized Investment Tax Credit          13,542         14,057
   Other Deferred Credits                     48,047         44,315
                                           ---------      ---------
                                             381,673        363,620
                                           ---------      ---------
Commitments and Contingencies                      -              -
                                           ---------      ---------

                                          $2,018,835     $1,981,657
                                           =========      =========









                 See Notes to Consolidated Financial Statements

                           National Fuel Gas Company
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                              Nine Months Ended
                                                                     June 30,
                                                            1995           1994
                                                          (Thousands of Dollars)
         OPERATING ACTIVITIES
            Net Income Available for Common Stock          $ 75,692    $ 85,298
            Adjustments to Reconcile Net Income to Net Cash
             Provided by Operating Activities:
               Effect of Noncash Adjustments:
                  Cumulative Effect of Change in
                   Accounting for Income Taxes                    -      (3,826)
                  Depreciation, Depletion and Amortization   53,796      55,849
                  Deferred Income Taxes                       8,352        (663)
                  Other                                       3,489       4,213
               Change in:
                  Receivables and Unbilled Utility Revenue  (11,608)    (41,256)
                  Gas Stored Underground and Materials
                   and Supplies                              20,492       5,672
                  Unrecovered Purchased Gas Costs                 -      16,114
                  Prepayments                                (1,846)     (3,498)
                  Accounts Payable                          (32,355)       (339)
                  Amounts Payable to Customers               16,623       4,841
                  Other Accruals and Current Liabilities     41,243      64,257
                  Other Assets and Liabilities - Net         13,014       7,401
                                                            -------     -------
         Net Cash Provided by Operating Activities          186,892     194,063
                                                            -------     -------
         INVESTING ACTIVITIES
            Capital Expenditures                           (135,198)    (87,904)
            Other                                            10,616       3,084
                                                            -------     -------
         Net Cash Used in Investing Activities             (124,582)    (84,820)
                                                            -------     -------
         FINANCING ACTIVITIES
            Change in Notes Payable to Banks and
             Commercial Paper                               (39,300)   (172,000)
            Proceeds from Issuance of Long-Term Debt        100,000     100,000
            Reduction of Long-Term Debt                     (96,000)          -
            Proceeds from Issuance of Common Stock            2,328       7,006
            Dividends Paid on Common Stock                  (44,097)    (42,523)
                                                           --------     -------
         Net Cash Used in
          Financing Activities                              (77,069)   (107,517)
                                                           --------     -------
         Net Increase (Decrease) in Cash and
          Temporary Cash Investments                        (14,759)      1,726
         Cash and Temporary Cash Investments
          at October 1                                       29,016      13,595
                                                            -------     -------
         Cash and Temporary Cash Investments
          at June 30                                       $ 14,257    $ 15,321
                                                            =======     =======

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

         The earnings for the nine months ended June 30, 1995 should not be taken as a prediction for the fiscal year ending September 30, 1995, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. Earnings during the summer months tend to decline and may reach a point where expenses exceed revenues. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the nine months ended June 30, 1995 and 1994, amounted to $37,123,000 and $34,258,000, respectively. Net income taxes paid during the nine months ended June 30, 1995 and 1994 amounted to $25,569,000 and $23,873,000, respectively.

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

     The following summarizes Seneca's activity under swap agreements for the quarter and nine month period ended June 30, 1995:
                                    Quarter Ended      Nine Months Ended
                                    June 30, 1995        June 30, 1995
Natural Gas Swap Agreements:
           Notional Amount - Equivalent
             Billion Cubic Feet (Bcf)               5.0                   9.7
           Fixed Prices per Thousand
             Cubic Feet (Mcf)             $1.73 - $2.16         $1.73 - $2.38
           Variable Prices per Mcf        $1.59 - $1.76         $1.35 - $1.76
           Gain                              $1,342,000            $4,312,000

Crude Oil Swap Agreements:
           Notional Amount - Equivalent
             Barrels (bbl)                      185,000               516,000
           Fixed Prices per bbl         $16.68 - $19.60       $16.68 - $19.60
           Variable Prices per bbl      $18.40 - $19.89       $17.16 - $19.89
           Loss                               $(185,000)            $(338,000)

Seneca had the following swap agreements outstanding at June 30, 1995:

Natural Gas Swap Agreements:
                    Notional Amount
    Fiscal Year     (Equivalent Bcf)           Fixed Price per Mcf
    -----------     ----------------           -------------------
      1995                 6.6                     $1.74 - $2.16
      1996                18.2                     $1.70 - $2.16
      1996                 1.7                          (1)
      1997                 4.4                     $1.70 - $1.98
      1997                  .6                          (1)
                          ----
                          31.5

Crude Oil Swap Agreements:
                    Notional Amount
    Fiscal Year     (Equivalent bbl)           Fixed Price per bbl
    -----------     ----------------           -------------------
      1995                150,000                 $18.22 - $19.54
      1996                686,000                 $18.00 - $19.00
      1997                516,000                 $18.00 - $18.33
      1998                 96,000                 $18.31
                        ---------
                        1,448,000

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

NOTE 2 - Regulatory Matters

FERC Order 636 Transition  Costs. As a result of the industrywide  restructuring
under  the  Federal   Energy   Regulatory   Commission's   (FERC)  Order  636,
Distribution   Corporation  is  incurring  transition  costs  billed  by  Supply
Corporation and other upstream pipeline companies.

         At June 30, 1995, Distribution Corporation's estimate of its exposure to outstanding transition cost claims is in the range of $7,800,000 to $73,600,000. The majority of these costs relate to gas supply realignment (GSR) costs and stranded transportation contract costs. The estimate includes a minimal amount for stranded production or gathering facilities related to two upstream pipeline companies. Distribution Corporation does not anticipate incurring any stranded production or gathering facility costs from Supply Corporation (see discussion of Supply Corporation's settlement in principle regarding its gathering rates on pages 11-12) nor does it anticipate incurring any significant costs from the other three upstream pipeline companies serving the National Fuel system. The estimated maximum exposure is declining as transition costs are incurred and paid. At June 30, 1995, Distribution
Corporation has recorded the minimum liability and corresponding regulatory asset of $7,800,000.

         Distribution Corporation has authorization from the State of New York Public Service Commission (PSC) to recover up to $11,000,000 annually of transition costs from sales customers in New York through the monthly Gas
Adjustment Clause (GAC). Distribution Corporation will defer, for recovery in future periods, any amounts that may exceed the $11,000,000 annual amount.

         The recovery of transition costs from transportation customers in New York was addressed in a December 20, 1994 PSC order issued in a generic restructuring case (the Generic Case). In the Generic Case, the PSC authorized gas utilities to file revised tariffs, subject to PSC approval, providing that transportation customers be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for GSR and stranded costs. At June 30, 1995, Distribution Corporation had deferred transition costs related to transportation customers in its New York jurisdiction amounting to $2,697,000. Of this amount, $704,000 has been allocated to sales customers based on the PSC order in the Generic Case and is being recovered from such customers through the monthly GAC. Distribution Corporation has filed draft tariff sheets with respect to the remaining balance of $1,993,000 and is awaiting PSC approval before recovery from transportation customers can begin.

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

Gathering Rates. Supply Corporation has approximately $20,000,000 of net production and gathering facilities used, in part, to gather natural gas of local producers, including the Company's production in the Appalachian Region. Currently, Supply Corporation has a partially unbundled gathering rate in place under an interim settlement with customers and local producers. In its restructuring orders, the FERC has directed Supply Corporation to fully unbundle the production and gathering cost of service from the transmission cost of service, and to establish a separate gathering rate. In August 1994, Supply Corporation submitted an offer of settlement (the Settlement) which if approved would have provided for a ten-year transition to fully unbundled rates beginning July 1, 1995. On April 12, 1995, the FERC issued an Order on Settlement and
Establishing Procedures. This order neither modified nor rejected the Settlement, but stated several factors which the FERC felt should be considered in a settlement resolving the gathering issue. The preeminent factor appears to be the FERC's preference that gathering rates be unbundled much sooner than ten years. Five years is mentioned as an acceptable target. The order further provides for additional settlement discussions facilitated by the Chief Administrative Law Judge. Those discussions resulted in a settlement in principle, arrived at in mid-July 1995. Under this settlement in principle, approximately $8,000,000 of the production and gathering facilities will be refunctionalized as transmission, storage or general plant, or sold to local distribution corporations (LDCs). Approximately $12,000,000 will be considered gathering, $11,000,000 of which will be classified as a regulatory asset and amortized over five years. The remaining facilities will continue to be depreciated over their remaining estimated economic life. As a consequence, the Company believes that it will fully recover its investment in production and gathering facilities. Pursuant to this settlement in principle, two gathering services will be established, firm and interruptible. Firm gathering service will be available for LDCs' retail obligations off the gathering system and interruptible service will apply to conventional gathering obligations. The Company believes that these two services will afford it a reasonable opportunity to recover its gathering cost of service. A Stipulation and Agreement incorporating this settlement in principle will be filed with the FERC in August 1995, and the Company expects that it will be approved before the end of fiscal 1995.

NOTE 3 - Income Taxes

         On October 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of this change increased net income for the nine months ended June 30, 1994 by $3,826,000 as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations.

     At June 30, 1995, the deferred tax liabilities (assets) were comprised of the following (in thousands):

                                            Accumulated        Deferred
                                              Deferred       Income Taxes
                                            Income Taxes        Current*
 Deferred Tax Liabilities:
    Excess of tax over book depreciation        $178,709      $       -
    Exploration and intangible well
     drilling costs                               85,928              -
    Other                                         70,033              -
                                                 -------        -------
       Total Deferred Tax Liabilities            334,670              -
                                                 -------        -------
 Deferred Tax Assets:
    Deferred investment tax credits               (8,388)
    Overheads capitalized for tax purposes       (10,155)
    Provisions for rate contingencies and
     refunds                                           -          (686)
    Unrecovered purchased gas costs                    -       (11,376)
    Other                                        (27,731)            -
                                                  ------        ------
        Total Deferred Tax Assets                (46,274)      (12,062)
                                                  ------        ------

        Total Net Deferred Income Taxes         $288,396      $(12,062)
                                                 =======        ======

     * Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."

     The   components  of  federal  and  state  income  taxes  included  in  the
Consolidated Statement of Income are as follows (in thousands):
                                                       Nine Months Ended
                                                            June 30,
                                                     1995             1994
Operating Expenses:
 Current Income Taxes -
  Federal                                          $33,930            $44,501
  State                                              4,392              6,228
 Deferred Income Taxes                               8,352               (663)
                                                    ------             ------
                                                    46,674             50,066
Other Income
 Deferred Investment Tax Credit                       (515)              (514)
Cumulative effect prior to
 October 1, 1993 of applying SFAS
 No. 109                                                 -             (3,826)
                                                    ------             ------

Total Income Taxes                                 $46,159            $45,726
                                                    ======             ======

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):
                                                        Nine Months Ended
                                                             June 30,
                                                    1995               1994
 Net income available for common stock            $ 75,692           $ 85,298
 Total income taxes                                 46,159             45,726
                                                   -------            -------

 Income before income taxes                        121,851            131,024

 Income tax expense, computed at
    statutory rate of 35%                           42,648             45,858

 Increase (reduction) in taxes resulting from:
    Current state income taxes                       2,854              4,049
    Depreciation                                     1,779              1,646
    Production tax credits                            (690)            (1,261)
    Miscellaneous                                     (432)              (740)
    Adoption of SFAS 109                                 -             (3,826)
                                                   -------            -------

    Total Income Taxes                            $ 46,159           $ 45,726
                                                   =======            =======

NOTE 4 - Capitalization

Common Stock. During the nine months ended June 30, 1995, the Company issued 45,531 shares of its common stock under the Company's Customer Stock Purchase Plan and 88,000 shares of its common stock to participants in the Company's section 401(k) plans. During the second quarter of fiscal 1995, the Company's Customer Stock Purchase Plan and section 401(k) plans began purchasing shares of Company common stock on the open market.

         In December 1994, 8,000 shares of restricted stock were awarded under the 1993 Award and Option Plan. Restrictions on these shares will lapse for approximately one-fourth of such shares on each January 2, for the years 2002 through 2005.

     Long-Term Debt. On May 1, 1995, the Company retired $55,000,000 of 6.07% medium-term notes and $20,000,000 of 6.10% medium-term notes, both of which matured on that date.

     On June 8, 1995 and June 23, 1995, the Company retired $20,000,000 of 9.32% medium-term notes and $1,000,000 of 6.10% medium-term notes, respectively, which matured on those dates.

     On June 12, 1995, the Company issued $50,000,000 of 7.375% medium-term notes due in June 2025. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49,273,500.

    On July 3, 1995, the Company issued $50,000,000 of 6.08% medium-term notes due in July 1998. As the proceeds of this issuance were used to reduce short-term borrowings, at June 30, 1995, $50,000,000 of short-term borrowings has been reclassified to "Long-Term Debt, Net of Current Portion" on the Consolidated Balance Sheet and included as "Proceeds from Issuance of Long-Term Debt" on the Consolidated Statement of Cash Flows. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49,825,000.

NOTE 5 - Commitments and Contingencies

         In addition to the litigation discussed in Part II, Item 1 of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows, none of this litigation, and none of these other regulatory matters, is expected, at this time, to have a material effect on the financial condition of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Earnings.

         Earnings were $ 7.8 million, or $ .21 per common share, during the quarter ended June 30, 1995. This compares with earnings of $9.8 million, or $.26 per common share, during the quarter ended June 30, 1994.

         Earnings were $75.7 million, or $2.02 per common share, during the nine months ended June 30, 1995. This compares with earnings of $85.3 million, or $2.31 per common share during the nine months ended June 30, 1994. The nine months ended June 30, 1994 included earnings of $3.8 million or $.10 per common share, related to the cumulative effect of a required change in accounting for income taxes adopted October 1, 1993, in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Earnings before the cumulative effect of the change in accounting for income taxes amounted to $81.5 million, or $2.21 per common share.

         The decrease in earnings for the quarter is attributable to lower earnings of the Company's Exploration and Production and Utility segments. The decrease in earnings of the Exploration and Production segment is primarily the result of the Company's decision, based on low gas prices, to delay Gulf Coast activity which caused reduced levels of gas and oil production. The Utility Operation had lower earnings because of a decrease in residential and commercial throughput. Decreased earnings in these segments were partly offset by increased earnings in the Company's Other Nonregulated segment resulting from a gain on the sale of equipment, net of accrued expenses, by the Company's pipeline construction subsidiary. This sale pertained to a strategic decision to discontinue the major operations of this subsidiary. The gain on the sale of pipeline construction equipment is included below the "Operating Income" line in "Other Income" while the accrued expenses are included in "Operating Expenses." Earnings of the Company's Pipeline and Storage segment remained level with the prior year as higher interest expense was mostly offset by lower operating expenses.

         The decrease in earnings for the nine month period, before the cumulative effect of the change in accounting for income taxes, is attributable to lower earnings of the Company's Exploration and Production, Utility and Pipeline and Storage segments. Exploration and Production earnings declined because of a decrease in production and the decline in gas prices, as discussed above. The Utility operation's earnings suffered from the warm weather and the impact of lower normalized usage per residential and commercial account. The Pipeline and Storage segment experienced lower earnings, primarily because last year's first quarter benefited from the nonrecurring receipt of refunds of prior costs related to joint storage sites. This, combined with higher interest expense more than offset a reduction in operating expenses. Decreased earnings in these three major business segments were partly offset by increased earnings in the Company's Other Nonregulated segment resulting from the gain on the sale of equipment, net of accrued expenses, by the Company's pipeline construction subsidiary, as discussed above, combined with higher earnings of the Company's gas marketing and timber operations. In addition, Corporate operations are benefiting from cost

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


saving measures including the relocation of corporate headquarters from New York City to Buffalo.

     A more detailed discussion of current period results can be found in the business segment information that follows.

OPERATING REVENUES
(in thousands)               Three Months Ended         Nine Months Ended
                                  June 30,                    June 30,
                                  --------                    --------
                           1995     1994   % Change    1995      1994  % Change
                           ----     ----   --------    ----      ----  --------
Regulated
 Utility Operation
  Retail Revenues:
   Residential         $103,661   $117,036  (11.4)  $507,479 $  611,532 (17.0)
   Commercial            24,017     27,261  (11.9)   124,446    162,739 (23.5)
   Industrial             3,506      3,738   (6.2)    16,048     27,743 (42.2)
                        -------    -------           -------  ---------
                        131,184    148,035  (11.4)   647,973    802,014 (19.2)
  Off-System Sales        5,518      2,375  132.3     15,809      4,132 282.6
  Transportation         10,580     10,238    3.3     33,689     31,476   7.0
  Other                   1,193      1,068   11.7      3,698      3,260  13.4
                        -------    -------           -------  ---------
                        148,475    161,716   (8.2)   701,169    840,882 (16.6)
                        -------    -------           -------  ---------
Pipeline and Storage
 Storage Service         14,499     14,499     -      45,011     44,152   1.9
 Transportation          21,994     22,022    (.1)    67,313     67,998  (1.0)
 Other                      602        877  (31.4)     2,398      2,823 (15.1)
                        -------    -------           -------  ---------
                         37,095     37,398    (.8)   114,722    114,973   (.2)
                        -------    -------           -------  ---------
Nonregulated Exploration
 and Production          14,318     20,096  (28.8)    41,587     53,085 (21.7)
 Other                   13,287     17,806  (25.4)    48,901     55,765 (12.3)
                        -------    -------           -------  ---------
                         27,605     37,902  (27.2)    90,488    108,850 (16.9)
                        -------    -------           -------  ---------
Less-Intersegment
 Revenues                21,695     20,735    4.6     66,671     64,570   3.3
                        -------    -------           -------  ---------

                       $191,480   $216,281  (11.5)  $839,708 $1,000,135 (16.0)
                        =======    =======           =======  =========
OPERATING INCOME (LOSS)
BEFORE INCOME TAXES
(in thousands)               Three Months Ended         Nine Months Ended
                                  June 30,                    June 30,
                                  --------                    --------
                           1995     1994   % Change    1995      1994  % Change
                           ----     ----   --------    ----      ----  --------
Regulated
Utility Operation       $ 4,999    $ 5,788  (13.6)  $ 97,547   $100,710  (3.1)
  Pipeline and
  Storage                14,578     13,057   11.6     46,661     46,338   0.7
Nonregulated
 Exploration and
 Production               4,833      6,947  (30.4)    11,939     16,912 (29.4)
 Other                     (620)        (5)  NM        3,859      1,833 110.5
Corporate                  (546)      (907)  39.8     (1,768)    (2,514) 29.7
                         ------     ------            ------    -------

                        $23,244    $24,880  (6.6)   $158,238   $163,279  (3.1)
                         ======     ======           =======    =======
NM = Not Meaningful

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Utility Operation.

         Operating income before income taxes for the Utility Operation for the quarter and nine months ended June 30, 1995, decreased $0.8 million and $3.2 million, respectively, as compared with the same periods a year ago. This resulted primarily from warmer weather, which contributed to reductions in throughput of 0.5 billion cubic feet (Bcf) and 16.4 Bcf, respectively, for the quarter and nine month period. Additionally, pretax operating income for the quarter and nine months ended June 30, 1995 was negatively impacted by lower normalized usage per residential and commercial account than that established in the rate-making process. The decrease in the Utility Operation's operating revenues for the quarter and nine months ended June 30, 1995, compared with the same periods of the prior year, reflects decreased gas costs mainly because of lower throughput as well as a decline in the average cost of purchased gas.

         The impact of weather for the quarter ended June 30, 1995 was greatest in the New York jurisdiction. While the New York jurisdiction has a weather normalization clause (WNC), the WNC is only in effect for October through May billings. Although weather for the quarter ended June 30, 1995 was colder than normal, the month of June 1995 was warmer than normal. This contributed significantly to Distribution Corporation's 0.5 Bcf reduction in throughput, most of which occurred in the New York jurisdiction, resulting in lost margins on gas sales. For the quarter ended June 30, 1995, the WNC resulted in a net benefit to customers of $0.3 million as a result of colder than normal weather for the two months ended May 1995. By comparison, for the quarter ended
June 30, 1994, the WNC preserved pretax operating income of $0.7 million as weather was warmer than normal for the two months ended May 1994.

        For the nine months ended June 30, 1995, the impact of weather was greatest in the Pennsylvania jurisdiction since Pennsylvania does not have a WNC. However, margins lost due to weather in the Pennsylvania jurisdiction were partly mitigated by Distribution Corporation's ability to retain a portion of the margins on off-system sales. The impact of weather in the New York jurisdiction during the nine months ended June 30, 1995 was largely mitigated by its WNC. For the nine months ended June 30, 1995, the WNC preserved pretax operating income of $8.2 million as weather, overall, was warmer than normal for the period of October 1994 through May 1995. This contrasts with a net benefit to customers of $5.8 million during the nine months ended June 30, 1994 as weather, overall, was colder than normal during the period of October 1993 through May 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)



Degree Days
  Three Months Ended June 30:
                            Percent Colder (Warmer)
                                      Than
                             Normal    1995    1994   Normal    Last Year
- -------------------------------------------------------------------------
  Buffalo                       922     943     877     2.3 %       7.5%
  Erie                          877     919     887     4.8 %       3.6%

  Nine Months Ended June 30:
  Buffalo                     6,519   6,000   6,826    (8.0)%     (12.1)%
  Erie                        6,028   5,633   6,624    (6.6)%     (15.0)%
- -------------------------------------------------------------------------


SYSTEM THROUGHPUT
(millions of cubic feet-MMcf)
                      Three Months Ended           Nine Months Ended
                            June 30,                     June 30,
                    1995     1994 % Change        1995     1994 % Change
Utility Operation
 Retail Sales:
  Residential        14,088   14,633  (3.7)       73,565   84,258 (12.7)
  Commercial          3,860    4,032  (4.3)       20,392   25,072 (18.7)
  Industrial          1,035      768  34.8         4,092    5,613 (27.1)
                    -------  -------             -------  -------
                     18,983   19,433  (2.3)       98,049  114,943 (14.7)
 Transportation      13,789   13,800   (.1)       43,276   42,776   1.2
                    -------  -------             -------  -------
                     32,772   33,233  (1.4)      141,325  157,719 (10.4)
                    -------  -------             -------  -------

Pipeline and Storage
 Transportation      64,344   58,075  10.8       242,172  248,060  (2.4)
                    -------  -------             -------  -------
Other                   134      146  (8.2)          457      416   9.9
                    -------  -------             -------  -------
Less-Intersegment
 Throughput:
 Transportation      27,728   27,931   (.7)      137,461  149,930  (8.3)
                    -------  -------             -------  -------
Total System
 Throughput          69,522   63,523   9.4       246,493  256,265  (3.8)
                    =======  =======             =======  =======

Pipeline and Storage.

         Operating income before income taxes for the Pipeline and Storage segment for the quarter ended June 30, 1995 increased $1.5 million compared with the same period a year ago. This increase primarily reflects lower operating expenses. Throughput increased 6.3 Bcf for the quarter and can be attributed to increased Canadian gas throughput through the Niagara Spur Loop. However, as expected, this increase did not have a significant impact on pretax operating income and earnings as a result of Supply Corporation's straight fixed-variable
(SFV) rate design.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


         For the nine months ended June 30, 1995, operating income before income taxes increased $0.3 million compared with the same period a year ago. This slight increase reflects lower operating expenses for the nine months ended June 30, 1995 being mostly offset by the nonrecurring receipt of joint storage site refunds in the first quarter of fiscal 1994.

Exploration and Production.

         Operating income before income taxes from the Company's Exploration and Production operations for the quarter and nine months ended June 30, 1995, decreased $2.1 million and $5.0 million, respectively, compared with the same periods a year ago mainly because of decreased natural gas and oil production combined with a lower weighted average price received for gas. System natural gas production decreased 0.8 Bcf and 1.4 Bcf, respectively, for the quarter and nine months ended June 30, 1995. Oil and condensate production were down 141,000 barrels (bbl) and 232,000 bbl for the quarter and nine month period, respectively. The production decrease reflects the Company's decision to delay Gulf Coast activity pending higher gas prices.

         The weighted average price received for natural gas decreased $.40 per Mcf and $.57 per Mcf for the quarter and nine months ended June 30, 1995, respectively. The weighted average price received for oil increased $1.13 per bbl and $1.97 per bbl for the quarter and nine months ended June 30, 1995, respectively. The increase in average oil prices did not offset lower production. The impact of the fluctuation in oil and gas prices was stabilized by Seneca's hedging program, which contributed a net $1.2 million and $4.0 million to operating revenues for the quarter and nine months ended June 30, 1995, respectively. Refer to further discussion of Seneca's hedging activities under "Financing Cash Flow" and in Note 1 - Summary of Significant Accounting Policies.

PRODUCTION VOLUMES

Exploration and Production
                   Three Months Ended           Nine Months Ended
                         June 30,                     June 30,
                 1995     1994  % Change       1995     1994 % Change
Gas Production - (MMcf)
  Gulf Coast      3,835   4,569 (16.1)        10,952  12,084  (9.4)
  West Coast        195     158  23.4            536     540  (0.7)
  Appalachia      1,424   1,566  (9.1)         4,395   4,689  (6.3)
                  -----   -----               ------  ------
                  5,454   6,293 (13.3)        15,883  17,313  (8.3)
                  =====   =====               ======  ======

Oil Production - (Thousands of Barrels)
  Gulf Coast         63     212 (70.3)           218     464 (53.0)
  West Coast        111     107   3.7            311     301   3.3
  Appalachia          6       2 200.0             12       8  50.0
                    ---     ---                  ---     ---
                    180     321 (43.9)           541     773 (30.0)
                    ===     ===                  ===     ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


WEIGHTED AVERAGE PRICES

Exploration and Production
                         Three Months Ended           Nine Months Ended
                                June 30,                    June 30,
                                --------                    --------
                        1995    1994   % Change      1995    1994   % Change
                        ----    ----   --------      ----    ------ --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast            $1.68   $1.98 (15.2)         $1.59   $2.12  (25.0)
  West Coast            $1.30   $1.56 (16.7)         $1.46   $1.59   (8.2)
  Appalachia            $1.98   $2.70 (26.7)         $2.02   $2.75  (26.5)
  Weighted Average
   Price                $1.75   $2.15 (18.6)         $1.70   $2.27  (25.1)

Weighted Avg. Oil Price/bbl
  Gulf Coast           $17.84   $16.45  8.4         $16.93   $15.06  12.4
  West Coast           $16.66   $14.98 11.2         $15.86   $13.18  20.3
  Appalachia           $17.00   $14.33 18.6         $16.21   $15.31   5.9
  Weighted Average
   Price               $17.08   $15.95  7.1         $16.30   $14.33  13.7

Other Nonregulated.

         Operating income before income taxes associated with this segment decreased $0.6 million for the quarter ended June 30, 1995. The decrease can be attributed to higher operating expenses from UCI, the Company's pipeline construction subsidiary, as a result of management's decision to discontinue its pipeline construction operations. As a result of this decision, approximately $1.0 million of expenses were accrued. UCI also recorded a gain of approximately $2.5 million related to the sale of its pipeline construction equipment, which was recorded below the "Operating Income" line as "Other Income."

         For the nine months ended June 30, 1995, operating income before income taxes increased $2.0 million compared with the same period a year ago. The increase reflects improved performance by UCI prior to the discontinuance of its pipeline construction operations. It also reflects improved performance by NFR, the Company's gas marketing subsidiary, as a result of an increase in marketing volumes and improved margins. In addition, timber operations showed improved results.

Income Taxes.

         Income taxes increased $0.4 million for the quarter ended June 30, 1995 and decreased $3.4 million for the nine months ended June 30, 1995. The increase for the quarter reflects lower Section 29 nonconventional fuel tax credits. These credits, which relate to production from qualified gas wells, decreased approximately $0.3 million for the quarter. While these credits decreased $0.6 million for the nine months ended June 30, 1995, the decrease in income taxes for the nine month period primarily reflects a decrease in pretax income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


Interest Charges.

         Total interest charges increased $2.2 million and $6.0 million, respectively, for the quarter and nine months ended June 30, 1995. Interest on long-term debt increased $0.8 million and $3.9 million, respectively, for the quarter and nine month period, mainly because of a higher average amount of long-term debt compared to the same periods a year ago. Other interest increased $1.4 million and $2.1 million for the quarter and nine month period, respectively, as a result of increases in short-term borrowing rates and increased interest expense on Amounts Payable to Customers.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the nine month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan and section 401(k) Plans. However, during the second quarter of fiscal 1995, the Company's Customer Stock Purchase Plan and section 401(k) plans began purchasing shares of Company common stock on the open market.

Operating Cash Flow

         Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction. For the nine months ended June 30, 1994, a noncash income item also included the cumulative effect of required change in accounting for income taxes in accordance with SFAS 109.

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

         Because of the seasonal nature of the Company's heating business, revenues are relatively high during the nine months ended June 30 and receivables historically increase from September to June.

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

         Net cash provided by operating activities totaled $186.9 million for the nine months ended June 30, 1995, a decrease of $7.2 million compared with $194.1 million provided by operating activities for the nine months ended June 30, 1994. The Exploration and Production segment's lower production and earnings coupled with its lower payable balances resulted in a decline in that segment's operating cash flow. This was partly offset by a decrease in receivable balances of the Utility Operation and the Other Nonregulated segment combined with over-recovery of gas costs by the Utility Operation.

Investing Cash Flow

Capital Expenditures

         The Company's capital expenditures totaled $135.2 million during the nine months ended June 30, 1995. Total capital expenditures for the nine month period represent 74% of the total current capital expenditure budget for fiscal 1995 of $183.8 million.

         The following table presents capital expenditures for the nine months ended June 30, 1995, by business segment:

                                (in thousands)    Percentage
          Utility Operation        $ 47,428         35.1 %
          Pipeline and Storage       33,684         24.9
          Exploration and Production 46,222         34.2
          Other Nonregulated          7,864          5.8
                                    -------        -----

                                   $135,198        100.0%
                                    =======        =====

         The bulk of the Utility Operation's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

         Pipeline and Storage capital expenditures include approximately $4.8 million in connection with its link with the Empire State Pipeline at Grand Island, New York and approximately $5.1 million related to compressor engine emission controls necessary to comply with the Clean Air Act Amendments of 1990. In addition, capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems.

     Supply  Corporation has filed at the Federal Energy  Regulatory  Commission
(FERC) a letter withdrawing its application to construct the facilities associated with the Laurel Fields Storage Project. Supply Corporation has taken this action in contemplation of filing a revised application later this year which will seek authority for the development of some or all of the proposed Laurel Fields storage facilities together with all related transmission facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

         The majority of the Exploration and Production segment's capital expenditures were made for the exploration and development of oil and gas properties offshore in the Gulf of Mexico. Seneca Resources was high bidder on eleven of fourteen tracts on which it placed bids in the Central Gulf of Mexico federal lease sale. Through June 30, 1995, bids on six of the eleven blocks were approved and awarded to Seneca in the amount of $3.2 million, and bid deposits on the remaining five tracts were made in the amount of $0.7 million. Subsequent to June 30, 1995, Seneca was awarded four of the remaining five tracts. Also during the nine months ended June 30, 1995, Seneca completed the purchase of a 240-acre oil field located in the Silverthread Field in California for $3.5 million.

         Other  Nonregulated   capital   expenditures   consisted  primarily  of
timberland purchases.

         The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility Operation are necessitated by the continuing need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. Expenditures in the Pipeline and Storage segment are also dependent on adequate rate relief.

Other

         Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. Approximately $4.0 million of cash was received during the nine months ended June 30, 1995, related to the sale of certain gas reserves in the Gulf of Mexico. Proceeds of this sale were credited to the full cost pool. During the third quarter of fiscal 1995, approximately $6.2 million of cash was received related to the sale of UCI's pipeline construction equipment.

     The Company is currently awaiting SEC approval of its filing under the Public Utility Holding Company Act of 1935, as amended (the Holding Company
Act), for permission to acquire all of the issued and outstanding common stock of Horizon Energy Development, Inc. (Horizon), a newly formed New York corporation. Horizon is seeking authorization to invest in exempt wholesale generators, foreign utility companies and domestic power projects.

Financing Cash Flow

  On May 1, 1995, the Company retired $55 million of 6.07% medium-term notes and $20 million of 6.10% medium-term notes, both of which matured on that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


         On June 8, 1995 and June 23, 1995, the Company retired $20 million of 9.32% medium-term notes and $1 million of 6.10% medium-term notes, respectively, which matured on those dates.

         On June 12, 1995, the Company issued $50 million of 7.375% medium-term notes due in June 2025. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49.3 million.

         On July 3, 1995, the Company issued $50 million of 6.08% medium-term notes due in July 1998. As the proceeds of this issuance were used to reduce short-term borrowings, at June 30, 1995, $50 million of short-term borrowings has been reclassified to "Long-Term Debt, Net of Current Portion" on the Consolidated Balance Sheet and included as "Proceeds from issuance of Long-Term Debt" on the Consolidated Statement of Cash Flows. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49.8 million.

     After reflecting the $100 million aggregate amount of medium-term notes issued in June and July of 1995, the Company has registered under the Securities Act of 1933, as amended, and has authority under the Holding Company Act to issue and sell up to $120 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.

     Consolidated short-term debt at June 30, 1995 reflects the $50 million reduction in short-term borrowings as a result of the July 3, 1995 issuance of $50 million of 6.08% medium-term notes, which is discussed above. This reduction in short-term borrowings contributed to the overall decrease of $39.3 million in consolidated short-term debt during the first nine months of fiscal 1995. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

         The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. For the quarter ended June 30, 1995 Seneca utilized natural gas and crude oil swap agreements with notional amounts of 5.0 equivalent Bcf and 185,000 equivalent bbl, respectively. This activity resulted in a net gain of approximately $1.2 million.

         For the nine months ended June 30, 1995, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 9.7 equivalent Bcf and 516,000 equivalent bbl, respectively. This activity resulted in a net gain of approximately $4.0 million.

         At June 30, 1995, Seneca had natural gas swap agreements outstanding with a notional amount of approximately 31.5 equivalent Bcf at prices ranging from $1.70 per Mcf to $2.16 per Mcf. Seneca also had crude oil swap agreements outstanding at June 30, 1995 with a notional amount of 1,448,000 equivalent bbl at prices

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


ranging from $18.00 per bbl to $19.54 per bbl. In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, see disclosure under "Financial Instruments" in Note 1, "Summary of Significant Accounting Policies."

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

         The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants of its indenture covering long-term debt, and after reflecting the $50 million of 6.08% medium-term notes issued on July 3, 1995, the Company would have been permitted to issue up to a maximum of $545 million in additional long-term unsecured indebtedness at June 30, 1995, subject to long-term interest rates. In addition, at June 30, 1995, after reflecting the repayment of short-term debt with the proceeds of the $50 million of 6.08% medium-term notes issued on July 3, 1995, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $326.8 million of short-term debt.

RATE MATTERS

Utility Operation

New York Jurisdiction

         In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $56.5 million, or 8.9%, with a requested return on equity of 12.85%. In March 1995, the New York Public Service Commission (PSC) staff filed its case stating that the annual rate increase should be $13.0 million, with a return on equity of 11.1%. On June 15, 1995, an Administrative Law Judge (ALJ) issued his recommended decision regarding Distribution Corporation's requested rate increase. The ALJ recommended an annual rate increase of $21.7 million with a return on equity of 10.4%. Proceedings in this rate case are ongoing and management cannot predict their outcome. New rates are expected to become effective in September 1995.

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


         The recovery of transition costs from transportation customers in New York was addressed in a December 20, 1994 PSC Order issued in a generic restructuring case (the Generic Case). In the Generic Case, the PSC authorized gas utilities to file revised tariffs, subject to PSC approval, providing that transportation customers be assigned a per-unit charge that is equal to 50% of the per-unit charge being collected from sales customers for gas supply realignment (GSR) costs and stranded costs. At June 30, 1995, Distribution Corporation had deferred transition costs related to transportation customers in its New York jurisdiction amounting to approximately $2.7 million. Of this amount, $0.7 million has been allocated to sales customers based on the PSC order in the Generic Case and is being recovered through the monthly GAC. Of the remaining balance of $2.0 million, Distribution has filed draft tariff sheets and is awaiting PSC approval before recovery from transportation customers can begin.

         In addition to addressing transition cost recovery related to transportation customers, the December 20, 1994 PSC Order in the Generic Case addresses key issues such as unbundling, rate design and the extent of state regulation. Implementation will likely be achieved by each utility on a case-by-case basis. In addition, the PSC has convened a generic proceeding to develop, among other things, an appropriate performance-based gas cost incentive mechanism and address concepts of affordability in utility service. It is anticipated that an order will be issued in this case in late autumn of 1995.

Pennsylvania Jurisdiction

     On March 15, 1995, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $22 million, or 9.1%, with a return on equity of 13.25%. On August 10, 1995, a settlement in principle was signed by the major parties in this case on all outstanding issues. The settlement in principle provides, among other things, for a rate increase of $6 million, or 2.8%. However, this amount is not final until a settlement document has been approved by the presiding ALJ and the Pennsylvania Public Utility Commission (PaPUC). Rates will become effective on or about the date the PaPUC approves this settlement.

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

Pipeline and Storage. For a discussion of Supply Corporation's gathering rates, refer to Note 2 - Regulatory Matters.

         On October 31, 1994, Supply Corporation filed for an annual rate increase of $21 million, with a requested return on equity of 12.6%. Settlement discussions to resolve the various issues have achieved a settlement in principle. This settlement in principle will increase Supply's revenues by approximately $6.4 million annually. The former Penn-York Energy Corporation (Penn-York) services, which were merged into Supply Corporation effective July 1, 1994, will be rolled-in for ratemaking purposes. Approximately two-thirds of the former Penn-York service is now on year-to-year contracts and Supply Corporation has agreed not to seek recovery of revenues related to terminated Penn-York service from other storage customers for 5 years, as long as the terminations are not greater than 25 to 30 percent of the terminable service. Supply also agreed not to seek recovery for increased cost of service for three years. It is expected that a Stipulation and Agreement incorporating the settlement in principle will be filed with the FERC in August 1995 and approved before the end of fiscal 1995.

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

Public Utility Holding Company Act. The Company is one of fourteen utility holding companies registered under the Holding Company Act. In July 1994, the SEC hosted a "Roundtable" to discuss modernization or repeal of the 60 year old statute. In June 1995, the SEC issued a report in which the SEC proposed that Congress should either repeal or significantly modify the Holding Company Act. The report also included recommendations for administrative reform pending legislative consideration of the repeal/modification options.

         As its preferred option, the SEC has recommended to Congress the conditional repeal of the Holding Company Act. Under this option, Congress would repeal the Holding Company Act, but at the same time, enact legislation that would allow the various state regulatory commissions to have access to those books and records of companies in the holding company system that would be necessary for effective regulation, and for federal audit authority and oversight of affiliate transactions.

Item. 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Concl.)


         The administrative recommendations contained in the report include proposed rule changes that would reduce the regulatory burdens affecting utility holding companies. These rule changes, some of which have already been adopted, would significantly reduce the number of applications filed under the Holding Company Act, exempt routine financings and expand diversification opportunities.

         The Company is unable to predict what action, if any, Congress may take with respect to the SEC's recommendations.

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

         Various motions have been heard before the District Court. A United States Magistrate Judge is now handling other preliminary matters and discovery issues before the case is ultimately set for trial.

B.  Louisiana Litigation

         On February 22, 1990, TGX, the purported assignee of the Paragon Contract, filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Louisiana (the Bankruptcy Court). Thereafter TGX commenced a "turnover" proceeding against Distribution Corporation, premised upon TGX's December 13, 1991 payment demand described above under "New York Litigation." Pursuant to a partial settlement

Item 1. Legal Proceedings - (Concl.)


agreement between TGX and Distribution Corporation, approved by the Bankruptcy Court in August, 1992, the "turnover" proceeding was discussed and Distribution Corporation paid TGX $2,940,000 in consideration, among other things, of TGX releasing Distribution Corporation from certain claims and undertaking to credit said amount against the amount, if any, which is ultimately adjudged due TGX and/or Paragon in the New York Litigation. TGX is still free to pursue its breach of contract counterclaims in the New York Litigation.

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

         The May 5, 1995 PSC order did not address the New York Public Service Law section 110(4) issues described in the PSC's Order Instituting Proceeding because the PSC determined there was "no properly reviewable contract" that had been filed with it. No Party filed a Petition for Rehearing of the Order. Distribution Corporation has begun to recover the settlement payment via revised rates.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits
            Exhibit
            Number       Description of Exhibit

             (12)       Statements regarding Computation of Ratios:

                         Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 1995 and the fiscal years ended September 30, 1990 through 1994.

             (27)       Financial Data Schedule

             (99)       National Fuel Gas Company Consolidated
                        Statement of Income for the Twelve Months
                        Ended June 30, 1995 and 1994.


   (b)  Reports on Form 8-K

                   (I)      None

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

                                       NATIONAL FUEL GAS COMPANY
                                             (Registrant)





                                       /s/ Joseph P. Pawlowski
                                       Joseph P. Pawlowski
                                       Treasurer and Principal
                                       Accounting Officer













Date:  August 11, 1995

                                                              EXHIBIT INDEX




              Exhibit
              Number       Description of Exhibit

               (12)       Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 1995 and the fiscal years ended September 30, 1990 through 1994.

               (27)       Financial Data Schedule

               (99)       National Fuel Gas Company Consolidated Statement
                           of Income for the Twelve Months Ended June 30, 1995 and 1994.