Form 10-K
period 1995-09-30
NATIONAL FUEL GAS CO
filed 1995-12-20
CIK 70145

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1995

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

                                  (716) 857-6980
               Registrant's telephone number, including area code
           -----------------------------------------------------------
          Securities  registered  pursuant to Section 12(b) of the Act:

                                                            Name of each
                                                              exchange
   Title of each class                                   on which registered
Common Stock, $1 Par Value                             New York Stock Exchange

          Securities  registered  pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,164,782,000 as of November 30, 1995.

         Common stock, $1 par value, outstanding as of November 30, 1995:
37,437,663 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Annual Report to Shareholders for 1995 are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 15, 1996 are incorporated by reference into Part III of this report.

NATIONAL FUEL GAS COMPANY
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended September 30, 1995

                               TABLE OF CONTENTS
                                                                         Page
PART I
ITEM  1.  BUSINESS
            THE COMPANY AND ITS SUBSIDIARIES                               1
            RATES AND REGULATION                                           2
            THE UTILITY OPERATION                                          3
            THE PIPELINE AND STORAGE SEGMENT                               3
            THE EXPLORATION AND PRODUCTION SEGMENT                         3
            OTHER NONREGULATED OPERATIONS                                  4
            SOURCES AND AVAILABILITY OF RAW MATERIALS                      4
            COMPETITION                                                    5
            SEASONALITY                                                    7
            CAPITAL EXPENDITURES                                           7
            ENVIRONMENTAL MATTERS                                          7
            MISCELLANEOUS                                                  8
            EXECUTIVE OFFICERS OF THE COMPANY                              8

ITEM  2.  PROPERTIES
            GENERAL INFORMATION ON FACILITIES                              9
            EXPLORATION AND PRODUCTION ACTIVITIES                          9

ITEM  3.  LEGAL PROCEEDINGS
            PARAGON/TGX PROCEEDINGS                                       10

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

PART II
ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS                                             12

ITEM  6.  SELECTED FINANCIAL DATA                                         13

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             14

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     28

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                             59

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              59

ITEM 11.  EXECUTIVE COMPENSATION                                          59

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                      60

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  60

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K                                                        60

SIGNATURES                                                                65


<PAGE 1>


                                     PART I
ITEM 1  Business

The Company and its Subsidiaries

National Fuel Gas Company (the Company or Registrant), a registered holding company under the Public Utility Holding Company Act of 1935, as amended (the Holding Company Act), was organized under the laws of the State of New Jersey in 1902. The Company is engaged in the business of owning and holding securities issued by its subsidiary companies. Except as otherwise indicated below, the Company owns all of the outstanding securities of its subsidiaries. Reference to "the Company" in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure.

        The Company is an integrated natural gas operation consisting of three major business segments:

1. The  Utility  Operation  is carried  out by  National  Fuel Gas  Distribution
Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas and provides natural gas transportation services through a local distribution system located in western New York and northwestern Pennsylvania (principal metropolitan areas: Buffalo, Niagara Falls and Jamestown, New York; Erie and Sharon, Pennsylvania).

2. The Pipeline and Storage segment is carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River, and (ii) 30 underground natural gas storage fields owned and operated by Supply Corporation and four other underground natural gas storage fields operated jointly with various major interstate gas pipeline companies.

3. The Exploration and Production segment is carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in the Gulf Coast of Texas and Louisiana, in California and in the Appalachian region of the United States.

        Other Nonregulated operations are carried out by the following subsidiaries:

* National Fuel Resources, Inc. (NFR), a New York corporation engaged in the marketing and brokerage of natural gas and the performance of energy management services for utilities and end-users located in the northeastern United States;

* Leidy Hub, Inc. (Leidy), a New York corporation engaged in providing various natural gas hub services to customers in the northeastern, mid-Atlantic, Chicago and Los Angeles areas of the United States and Ontario, Canada, through (i) Leidy's 50% ownership of Ellisburg-Leidy Northeast Hub Company (a Pennsylvania general partnership) and (ii) Leidy's 14.5% ownership of Enerchange, L.L.C. (a Delaware limited liability company which in turn owns 50% of QuickTrade, L.L.C., another Delaware limited liability company);

* Horizon Energy Development, Inc. (Horizon), a New York corporation formed in 1995 to engage in foreign and domestic energy projects through investment as a sole or partial owner in various business entities including Sceptre Power Company, a partnership which includes a team with considerable experience in developing such energy projects;

* Seneca is also engaged in the marketing of timber from its Pennsylvania land holdings;


<PAGE 2>


* Highland Land & Minerals, Inc. (Highland), a Pennsylvania corporation which operates a sawmill and kiln in Kane, Pennsylvania;

* Data-Track Account Services, Inc.(Data-Track), a New York corporation which provides collection services (principally issuing collection notices) for the Company's subsidiaries (principally Distribution Corporation); and

* Utility Constructors, Inc. (UCI), a Pennsylvania corporation which discontinued its operations (primarily pipeline construction) in 1995 and whose affairs are being wound down.

        Financial information about each of the Company's industry segments can be found in Item 8 at Note I - "Business Segment Information." No single customer, or group of customers under common control, accounted for more than 10% of the Company's consolidated revenues in 1995. All references to years in this report are to the Company's fiscal year ended September 30 unless otherwise noted.

        The  discussion  of the  Company's  business  segments as contained
under  the  headings   "Exploration   and  Production  and  Other   Nonregulated
Activities," "Utility Operation," and "Pipeline and Storage," which are included in the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, are included in this electronic filing as Exhibit 13 and incorporated herein by reference.

Rates and Regulation

The Company is subject to regulation by the Securities and Exchange Commission
(SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-Company transactions and limitations on diversification. The SEC has recommended to Congress the conditional repeal of the Holding Company Act, in conjunction with legislation which would allow the various state regulatory commissions to have access to such books and records of companies in a holding company system as would be necessary for effective regulation, and allow for federal audit authority and oversight of affiliate transactions. The effect of these changes if implemented, combined with other recent SEC rule changes, would be to significantly reduce the number of applications filed under the Holding Company Act, exempt routine financings and expand diversification opportunities. However, the additional proposed access to Company books and records by state regulatory commissions would correspondingly increase the amount of regulatory burden at the state level. The Company is unable to predict at this time what type of regulatory changes, if any, may result from this proposal, and therefore what the impact on the Company might be.

        The Utility Operation's rates, services and other matters are regulated by the Public Service Commission of the State of New York (PSC) with respect to services provided within New York, and by the Pennsylvania Public
Utility  Commission   (PaPUC)   with  respect  to  services   provided   within
Pennsylvania. For additional discussion of the Utility Operation's rates and regulation, see Item 7 under the heading "Rate Matters," and Item 8 at Note B-Regulatory Matters.

        The Pipeline and Storage segment's rates, services and other matters are regulated by the Federal Energy Regulatory Commission (FERC). For additional discussion of the Pipeline and Storage segment's rates and regulation, see Item 7 under the heading "Rate Matters," and Item 8 at Note B-Regulatory Matters.

        This  report   occasionally  refers  collectively  to  the  Utility
Operation and the Pipeline and Storage segment as the Regulated Operations.

        In addition, the Company is subject to the same federal, state and local regulations on various subjects as other companies doing business in the same locations.


<PAGE 3>


        The Company's operations other than Supply Corporation and Distribution Corporation are not regulated as to prices or rates for services. Accordingly, this report occasionally refers collectively to the Exploration and Production segment and the Other Nonregulated operations as the Nonregulated Operations.

The Utility Operation

The Utility Operation contributed approximately 50% of the Company's operating income before income taxes in 1995.

        Additional discussion of the Utility Operation industry segment appears in the forepart of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K under the heading "Utility Operation," which is included in this electronic filing as Exhibit 13, below under the headings "Sources and Availability of Raw Materials" and "Competition," in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), and in Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Pipeline and Storage Segment

The Pipeline and Storage segment contributed approximately 40% of the Company's operating income before income taxes in 1995.

        The Pipeline and Storage segment currently has service agreements for substantially all of its firm transportation capacity, which totals approximately 1,860 million cubic feet (MMcf) per day. The Utility Operation has contracted for approximately 1,120 MMcf per day or 60% of that capacity until 2003 and continuing year-to-year thereafter.

        The Pipeline and Storage segment has available for sale to customers approximately 60.8 billion cubic feet (Bcf) of firm storage capacity. The Utility Operation has contracted for 25.3 Bcf or 42% of that capacity, in service agreements with initial terms of approximately 10 years and continuing year-to-year thereafter, effective beginning in 1993 (23.3 Bcf) and 1996 (2.0
Bcf). Nonaffiliated customers were contracted for 35.5 Bcf of storage capacity throughout 1995.

        The  primary   terms  of  current   storage   service   agreements,
representing 23.3 Bcf of the firm storage capacity contracted for by nonaffiliated customers, expired in 1995. Service continues year-to-year and can be terminated by the customer on one year's notice. Six such customers have given notice of termination or reduction effective March 31, 1996, accounting for a reduction of 4.2 Bcf of contracted firm storage capacity at that time. The Pipeline and Storage segment is actively marketing this available capacity.

        Additional discussion of the Pipeline and Storage segment appears in the forepart of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K under the heading "Pipeline and Storage," which is included in this electronic filing as Exhibit 13, below under the headings "Sources and Availability of Raw Materials," "Competition" and "Environmental Matters," Item 7 "MD&A," and Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Exploration and Production Segment

The Exploration and Production segment contributed approximately 10% of the Company's operating income before income taxes in 1995.

        Additional discussion of the Exploration and Production segment appears in the forepart of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K under the heading "Exploration and Production and Other Nonregulated Activities," which is included in this electronic filing as Exhibit 13, below under the heading "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments, I-Business Segment Information and L-Supplementary Information for Oil and Gas Producing Activities.


<PAGE 4>


Other Nonregulated Operations

Other Nonregulated operations contributed approximately 2% of the Company's operating income before income taxes in 1995. Corporate operations reduced the Company's operating income before income taxes by approximately 2%.

        Horizon was formed in 1995 to engage in foreign and domestic energy projects, including foreign utility companies and exempt wholesale generators of electricity. The SEC in 1995 authorized the Company (through Horizon and intermediate companies) to (i) invest up to an aggregate of $150.0 million through December 2001 in such activities, and (ii) issue debt and equity, provide guarantees and assume liabilities up to that amount in order to finance such activities. The Company contributed $1.0 million in capital to Horizon in 1995. Horizon was at year-end 1995 considering investment opportunities in eastern Europe, South America and Asia, and is the controlling partner in Sceptre Power Company, a partnership which includes a team with considerable experience in developing such energy projects.

        NFR is seeking to add the brokering of electric power to its existing gas marketing business. In 1995, NFR obtained authorization from the FERC to become an electric power broker in connection with the FERC's announced restructuring of the electric power industry. NFR's application for authorization from the SEC to engage in such activities was pending at year-end 1995.

        Leidy recognized a loss of less than $1.0 million in 1995 from writing off Leidy's equity investment in Metscan, Inc., a developer of electronic gas meter reading devices, which ceased operations and liquidated. Leidy's business now consists exclusively of activities related to natural gas hubs as described below.

        The SEC in 1995 authorized Leidy to enter into a transaction (which was consummated in October 1995) by which Leidy invested less than $1.0 million to acquire a 14.5% ownership interest in Enerchange, L.L.C. (Enerchange). This investment effectively gave Leidy (i) a somewhat larger portion of the profits or losses of Ellisburg-Leidy Northeast Hub Company, (ii) a portion of the profits or losses of natural gas hubs in Chicago and Los Angeles, (iii) 14.5% of Enerchange's profits or losses in buying and selling gas at all three market hubs, and (iv) 14.5% of Enerchange's profits or losses as a 50% owner of QuickTrade, L.L.C., which is developing an on-line computer service on which subscribers will buy and sell gas at hubs and obtain related services.

        Additional discussion of the Other Nonregulated operations appears in the forepart of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K under the heading "Exploration and Production and Other Nonregulated Activities," subheading "Other Nonregulated Activities," which is included in this electronic filing as Exhibit 13, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Note I-Business Segment Information.

Sources and Availability of Raw Materials

Natural gas is the principal raw material for the Utility Operation and some of the Other Nonregulated operations, as discussed below. The Pipeline and Storage segment transports and stores gas owned by its customers, whose gas originates in the southwestern United States, Canada and Appalachia. Some of the Other Nonregulated operations rely upon timber located on Seneca's lands, so that source and availability are not issues. The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as described in the forepart of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K under the heading "Exploration and Production and Other Nonregulated Activities," which is included in this electronic filing as Exhibit 13, Item 7 "MD&A," and Item 8 at Notes I-Business Segment Information and L - Supplementary Information for Oil and Gas Producing Activities.

<PAGE 5>


        In 1995, the Utility Operation purchased 130.8 Bcf of gas. Gas purchases from various producers and marketers in the southwestern United States under long-term (two years or longer) contracts accounted for 77% of these purchases. Purchases of gas in Canada under long-term contracts, purchases of gas in Canada and the United States on the spot market (contracts of less than a year) and purchases from Appalachian producers accounted for 3%, 15% and 5%, respectively, of the Utility Operation's 1995 gas purchases. Gas purchases from Vastar Resources, Inc. and Natural Gas Clearinghouse (southwest gas under long-term contract) represented 13% and 12%, respectively, of total 1995 gas purchases by the Utility Operation. No other producer or marketer provided the Utility Operation with 10% or more of its gas requirements in 1995.

        To move its gas from the point of purchase to its distribution system in New York and Pennsylvania, the Utility Operation purchases firm transportation and storage services from various interstate pipeline companies including Supply Corporation. See Item 8, Note H-Commitments and Contingencies, for a discussion of the Utility Operation's obligations under its nonaffiliated pipeline capacity, gas purchase and gas storage contracts.

        The  Utility   Operation  also   transports  gas  owned  by  others
(principally industrial and commercial end-users). Gas produced by Appalachian producers, especially in Pennsylvania and New York, remained an important source of supply for the Utility Operation's transportation customers, who also purchased gas from the southwestern United States and Canadian suppliers.

        Other Nonregulated operations need natural gas for NFR's marketing and Leidy's hub services, but are relatively indifferent as to the source.

Competition

The natural gas industry was competitive in 1995 and is expected to become more competitive in the future. Competition existed among providers of natural gas, as well as between natural gas and other sources of energy.

        Management continues to believe that there will be increased usage of natural gas nationwide over the longer term, so that opportunities exist for increased sales. This increased use of natural gas nationwide is expected to result mainly from the increased use of natural gas as an electric generation and cogeneration fuel, conversion of home heating load from oil to gas, economic and population growth, competitive prices and technological developments. The long-term trend in natural gas will depend upon the balance of supply and demand, as well as weather (colder weather generally increases demand and thus price). As noted, demand is expected to increase over the longer term. Supply will be impacted by the potential increase in domestic supplies due to more efficient exploration and production technology and the amount of gas imported into the United States from Canada and Mexico.

        The continuing deregulation of the natural gas industry should also enhance the competitive position of natural gas relative to other energy sources by removing some of the regulatory impediments to adding customers and responding to market forces. In addition, the environmental advantages of natural gas compared with other fuels should increase the role of natural gas as an energy source. The potential environmental role of natural gas was enhanced by passage of the federal Clean Air Act Amendments of 1990, which United States industries have not completed implementing. Moreover, natural gas is abundantly available in North America, which makes it a dependable alternative to imported oil.

        The  electric   industry  is  moving  toward  a  more   competitive
environment as a result of the federal Energy Policy Act of 1992 and initiatives undertaken by the FERC and others to restructure the electric industry much the same as the FERC restructured the gas industry. It is unclear at this point what impact this restructuring will have on the natural gas industry.


<PAGE 6>


        The Company competes on the basis of price, service, quality and reliability, product performance and other factors. Sources and providers of energy, other than those described under this "Competition" heading, do not compete with the Company to any significant extent.

Competition:  the Utility Operation
The changes precipitated by the FERC's restructuring of the gas industry in Order No. 636 are redefining the roles of the gas utility industry and the state regulatory commissions. Competition has arrived for utilities. The PSC issued an order in 1995 providing for the Utility Operation to be the first gas utility in New York to implement unbundling of its services pursuant to a 1994 PSC order on restructuring. The Utility Operation now offers unbundled flexible services to its large commercial and industrial customers. This unbundling is an important step toward the Utility Operation's goal of opening its market area to competition for all customers, including residential. Competition for large-volume customers continues, with pipeline companies increasingly attempting to sell or transport gas directly to end-users located within the Utility Operation's service territories (i.e., bypass). The FERC remains unwilling to shield local distribution companies from such bypass. In addition, competition continues with fuel oil suppliers, and may increase with electric utilities making retail energy sales.

        Responding to those developments, the Utility Operation is now better able to compete, through its unbundled flexible services, in its most vulnerable markets (the large commercial and industrial markets). The Utility Operation continues to (i) develop or promote new sources and uses of natural gas and/or new services, rates and contracts and (ii) emphasize and provide high quality service to its customers.

Competition:  the Pipeline and Storage Segment
The Pipeline and Storage segment competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeastern United States and with other companies providing gas storage services. The Pipeline and Storage segment has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States, and provide part of the link between gas-consuming regions of the northeastern United States and gas-producing regions of Canada and the southwestern, southern and midwestern regions of the United States. This location offers the opportunity for increased transportation and storage services in the future. The Pipeline and Storage segment will continue to evaluate ways to take advantage of its location to open new markets and expand existing ones, especially in the gas storage business.

        There is, however, increased competition to provide services to the northeastern market in the form of other proposed pipeline expansions and proposed storage projects. The northeastern utilities which are currently the largest customers of transportation and storage services are showing some hesitance to enter into new long-term transportation or storage arrangements while their state commissions are considering significant restructuring of their bundled sales services.


<PAGE 7>


Competition:  the Exploration and Production Segment
The Exploration and Production segment competes with other gas and oil producers, and with fuel oil and electricity wholesalers and producers, with respect to its sales of oil and gas. The Exploration and Production segment also competes with other oil and gas exploration and production companies of various sizes for leases and drilling rights for exploration and development prospects.

        To compete in this environment, the Exploration and Production segment originates and acts as operator on most prospects, minimizes risk of exploratory efforts through partnership-type arrangements, applies the latest technology for both exploratory studies and drilling operations and focuses on market niches that suit its size, operating expertise and financial criteria.

Competition:  Other Nonregulated Operations
In the Other Nonregulated operations, NFR competes with other gas marketers and energy management services providers. Leidy competes with other natural gas hub service providers. Highland competes with other sawmills in northwestern Pennsylvania. Horizon competes with other entities seeking to develop foreign and domestic energy projects.

Seasonality

Variations in weather conditions can materially affect the volume of gas delivered by the Utility Operation, as virtually all of its residential and commercial customers use gas for space heating. The effect on the Utility Operation in New York is mitigated somewhat by a weather normalization clause which is designed to adjust the rates of retail customers to reflect the impact of deviations from normal weather. Weather that is more than 2.2% warmer than normal results in a surcharge being added to customers' current bills, while weather that is more than 2.2% colder than normal results in a refund being credited to customers' current bills.

        The Pipeline and Storage segment's volumes transported and stored may vary materially depending on weather, without materially affecting its earnings. The Pipeline and Storage segment's rates are based on a straight fixed-variable rate design which allows recovery of all fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed only to reimburse the variable costs caused by actual transportation or storage of gas.

Capital Expenditures

A discussion of capital expenditures by business segment is included in Item 7 under the heading "Investing Cash Flow," subheading "Capital Expenditures."

Environmental Matters

Supply Corporation was engaged in discussions, but not formal proceedings, with the New York Department of Environmental Conservation (NYDEC) concerning the 71 plugged and abandoned gas wells located within the boundaries of the Bennington and Holland, New York underground natural gas storage fields. Before 1995, Supply Corporation voluntarily replugged 27 wells which were believed to be venting small amounts of natural gas to the atmosphere. In November 1995, the NYDEC informed Supply Corporation that it had accepted Supply Corporation's proposed monitoring program and would not require the previously contemplated replugging of wells unless those wells started to vent gas to the atmosphere.

        A discussion of environmental matters involving the Company is included in Item 8, Note H-Commitments and Contingencies.


<PAGE 8>


Miscellaneous

The Company had 2,925 full-time employees at September 30, 1995, a decrease of 7% from the 3,148 employed at September 30, 1994.

        Agreements covering employees in collective bargaining units in New
York were last renegotiated in October 1994 and are scheduled to expire in February 1998. Agreements covering most employees in collective bargaining units in Pennsylvania were renegotiated in calendar 1993 and are scheduled to expire in April and May 1996. The Company expects to begin negotiations with the Pennsylvania unions early in calendar 1996.

        The Company has numerous county and municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. The Company has regularly renewed such franchises at expiration and expects no difficulty in continuing to renew them.

Executive Officers of the Company (1)

                                    Age as of         Company Position                         Date Elected
      Name                           9/30/95              Since 1990                            To Position
      ----                          --------              ----------                            -----------
Bernard J. Kennedy                     64            Chairman of the
                                                     Board of Directors.                      March 21, 1989
                                                     Chief Executive
                                                     Officer.                                 August 1, 1988
                                                     President.                               January 1, 1987
                                                     Director.                                March 29, 1978
                                                     Chairman of the Board
                                                      of certain subsidiaries
                                                      of the Company.                         August 1, 1988

Philip C. Ackerman                     51            Director.                                March 16, 1994
                                                     Senior Vice President.                   June 1, 1989
                                                     President of
                                                      Distribution Corporation.               October 1, 1995
                                                     President of Seneca.                     June 1, 1989
                                                     Executive Vice President
                                                      of Supply Corporation.                  October 1, 1994
                                                     President of Horizon.                    September 13, 1995
                                                     President of certain other
                                                      of the Company's
                                                      subsidiaries from
                                                      prior to 1990.

Richard Hare                           57            President of Supply
                                                      Corporation.                            June 1, 1989
                                                     Senior Vice President of
                                                      Penn-York Energy Corpor-
                                                      ation until its merger
                                                      into Supply Corporation
                                                      on July 1, 1994.                        June 1, 1989

William J. Hill                        65            Director.                                September 20, 1995
                                                     President of
                                                      Distribution
                                                      Corporation until
                                                      October 1, 1995.                        June 1, 1989

(1) The Company has been advised that there are no family relationships among any of the officers listed, and that there is no arrangement or understanding among any one of them and any other persons pursuant to which he was elected as an officer.

<PAGE 9>


ITEM 2  PROPERTIES

General Information on Facilities

The investment of the Company in net property, plant and equipment was $1,649.2 million at September 30, 1995. Approximately 78% of this investment is in the Utility Operation and Pipeline and Storage segments, which are primarily located in western New York and western Pennsylvania. The remaining investment in property, plant and equipment is mainly in the Exploration and Production segment, which is primarily located in the Gulf Coast, southwestern, western and Appalachian regions of the United States.

        The Utility Operation has the largest net investment in property, plant and equipment, compared with the Company's other business segments. Its net investment in its gas distribution network (including 14,666 miles of distribution pipeline) and its services represent approximately 58% and 27%, respectively, of the Utility Operation's net investment of $822.8 million.

        The Pipeline and Storage segment represents a net investment of $463.6 million in transmission and storage facilities at September 30, 1995. Transmission pipeline, with a net cost of $145.1 million, represents 31% of this segment's total net investment and includes 2,778 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 34 storage fields, 4 of which are jointly operated with certain pipeline suppliers, and 511 miles of pipeline. Included in the storage facilities net investment is $85.6 million of base gas. The Pipeline and Storage segment has 31 compressor stations with 73,450 installed compressor horsepower.

        The Exploration and Production segment had a net investment in properties amounting to $340.0 million at September 30, 1995. Of this amount, Seneca's net investment in oil and gas properties in the Gulf Coast/West Coast regions was $285.2 million, and Seneca's net investment in oil and gas properties in the Appalachian region aggregated $54.8 million.

        During the past five years, the Company has made significant additions to plant in order to expand and improve transmission and distribution facilities for both retail and transportation customers and to augment the reserve base of oil and gas. Net plant has increased $442.8 million, or 37%, since 1990.

        The Regulated Operation's facilities provided the capacity to meet its 1995 peak day sendout, including transportation service, of 1,847 MMcf, which occurred on February 5, 1995. Withdrawals from storage provided approximately 45% of the requirements on that day.

        Company maps, which are included in the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, are narratively described in the Appendix to this electronic filing and are incorporated herein by reference.

Exploration and Production Activities

The information that follows is disclosed in accordance with SEC regulations, and relates to the Company's oil and gas producing activities. For a further discussion of oil and gas producing activities, refer to Note L-Supplementary Information for Oil and Gas Producing Activities, under Item 8 of this Form 10-K.

        Supply   Corporation  files  Form  2  "Annual  Report  of  Natural  Gas
Companies" and Form 15 "Annual Report of Gas Supply" with the FERC. The reserve disclosures in these reports were filed as of December 31, 1994, and represent reserves related to Supply Corporation's held for future use storage wells. These reserves are appropriately not included in reserves reported in Note L.


<PAGE 10>


        Seneca is not regulated by the FERC, and thus is not required to file Forms 2 and 15. Seneca's oil and gas reserves reported in Note L as of September 30, 1995, were estimated by Seneca's qualified geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis, Inc.

        The following is a summary of certain oil and gas information taken from Seneca's records:

Production

For the Year Ended September 30                     1995      1994      1993
-------------------------------                     ----      ----      ----
Average Sales Price per Mcf of Gas                $ 1.67    $ 2.18    $ 2.20

Average Sales Price per Barrel of Oil             $16.16    $14.86    $16.78

Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced              $  .44    $  .45    $  .54

Productive Wells

At September 30, 1995                     Gas          Oil
---------------------                     ---          ---
Productive Wells - gross                 2,115         257
                 - net                   1,941         202

Developed and Undeveloped Acreage

At September 30, 1995
---------------------
Developed Acreage   - gross     595,787
                    - net       520,849

Undeveloped Acreage - gross     624,085
                    - net       588,431

Drilling Activity

                                          Productive              Dry
                                      ------------------   ------------------

For the Year Ended September 30       1995   1994   1993   1995   1994   1993
                                      ----   ----   ----   ----   ----   ----
Net Wells Completed - Exploratory       5      5      9      0      4      6
                    - Development       6      8     16      0      0      3

Present Activities

At September 30, 1995
---------------------
Wells in Process of Drilling - gross    7
                             - net      6

        There are currently no waterflood projects or pressure maintenance operations of material importance.

ITEM 3  Legal Proceedings

Paragon/TGX Proceedings

A.  New York Litigation

Since November 30, 1984, Distribution Corporation has been involved in litigation against Paragon Resources, Inc. (Paragon) and TGX Corp. (collectively Paragon/TGX), in the United States District Court for the Western District of New York (the District Court). Distribution Corporation


<PAGE 11>


sought a declaratory judgment concerning the contract effect of a December 20, 1983 PSC order (the Disapproval Order) which, among other things, disapproved a 1974 gas purchase agreement between Distribution Corporation's predecessor in interest, Iroquois Gas Corporation, and Paragon (the Paragon Contract). Paragon/TGX counterclaimed for (i) a declaration that the Disapproval Order did not affect the Paragon Contract in any way, whatsoever, (ii) approximately $4.4 million in respect of take-or-pay claims, and (iii) unquantified amounts in respect of other alleged breaches of the Paragon Contract. Commencing with its payment for production received in September 1984, and continuing through December 1993, when Paragon/TGX purported to assign the Paragon Contract, Distribution Corporation paid Paragon/TGX for Paragon Contract gas at prices below those developed by the Paragon Contract's price formula, as the same have been impacted, from time to time, by the Natural Gas Policy Act of 1978.

        On December 3, 1991, the United States Court of Appeals for the Second Circuit (the Second Circuit) issued an opinion regarding a partial summary judgment granted by the District Court. The Second Circuit essentially held that the Disapproval Order had "voided the Contract's price term," but that Paragon/TGX had elected an option available to it under the Paragon Contract to continue that contract, in the aftermath of the Disapproval Order, at "a price consistent with" that order. The Second Circuit also remanded the case to the District Court for further proceedings.

        In a letter dated December 13, 1991, TGX demanded that Distribution Corporation pay it $21.9 million (including interest), alleged to represent the difference between the amount received by Paragon/TGX in respect of Paragon Contract gas delivered during the period September 1984 through October 1991, and the amount allegedly due TGX in respect of such gas during such period. Distribution Corporation rejected TGX's demand.

        On September 29, 1994, Paragon/TGX served an amended answer and counterclaim. That pleading restates Paragon/TGX's claims for unquantified money damages respecting Distribution Corporation's alleged (i) breach of contract price and "take-or-pay" provisions, (ii) "lack of good faith . . . material breach" of the contract, and (iii) repudiation of the contract. The pleading also adds two new, but unquantified claims - (i) consequential damages suffered upon the sale of properties and assignment of the Paragon Contract at less than full value, and (ii) damages related to the allegation that Distribution Corporation "tortiously and with intent injured TGX in the conduct of its business." Distribution Corporation filed a timely reply to Paragon/TGX's claims.

        Various motions have been heard before the District Court. A United States Magistrate Judge is now handling other preliminary matters and discovery issues before the case is ultimately set for trial.

B.  State Commission Proceedings

In 1992, Distribution Corporation filed two petitions with the PSC that involved the Paragon Contract. Distribution Corporation sought authority from the PSC to defer, and ultimately recover through rates, a partial settlement payment made to TGX. Distribution Corporation also requested the PSC to review the prices charged by TGX in the context of the "just and reasonable" standard of Section 110(4) of the New York Public Service Law and issue a declaratory order regarding its findings.

        The PSC consolidated  the  proceedings,  and, in an order issued on
May 5, 1995, (i) authorized Distribution Corporation to recover through rates the amounts previously paid to TGX, and (ii) dismissed Distribution Corporation's petition regarding the New York Public Service Law Section 110(4) issues because the PSC determined there was no "properly reviewable contract" that had been filed with it.


<PAGE 12>


        In September 1995,  Distribution  Corporation filed a petition with the New York Supreme Court (Albany County, Special Term) seeking judicial review
of  the  PSC's  May  1995  order   regarding  the   dismissal  of   Distribution
Corporation's petition for a declaratory order.

ITEM 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1995.


                                    PART II

ITEM 5  Market for the Registrant's Common Stock and Related Shareholder
        Matters

Information regarding the market for the Registrant's common stock and related shareholder matters appears in Note D - Capitalization and Note K- Market for Common Stock and Related Shareholder Matters (unaudited), under Item 8 of this Form 10-K, and reference is made thereto.



<PAGE 13>


ITEM 6  Selected Financial Data

Year Ended September 30                1995       1994        1993         1992        1991
-----------------------                ----       ----        ----         ----        ----
Summary of Operations (Thousands)
Operating Revenues                   $975,496  $1,141,324  $1,020,382    $920,450    $865,131
                                     --------  ----------  ----------    --------    --------
Operating Expenses:
  Purchased Gas                       351,094     497,687     409,005     363,690     364,246
  Operation Expense and Maintenance   292,505     291,390     283,230     263,084     245,253
  Property, Franchise and Other
    Taxes                              91,837     103,788      95,393      89,158      83,095
  Depreciation, Depletion and
    Amortization                       71,782      74,764      69,425      55,726      50,805
  Income Taxes - Net                   43,879      47,792      41,046      35,231      23,285
                                     --------  ----------  ----------    --------    --------
                                      851,097   1,015,421     898,099     806,889     766,684
                                     --------  ----------  ----------    --------    --------
Operating Income                      124,399     125,903     122,283     113,561      98,447
Other Income                            5,378       3,656       4,833       5,790      11,793
                                     --------  ----------  ----------    --------    --------
Income Before Interest Charges        129,777     129,559     127,116     119,351     110,240
Interest Charges                       53,883      47,124      51,899      59,041      61,250
                                     --------  ----------  ----------    --------    --------
Income Before Cumulative Effect        75,894      82,435      75,217      60,310      48,990
Cumulative Effect of Changes in
  Accounting                                -       3,237           -           -           -
                                     --------  ----------  ----------    --------    --------
Net Income Available for Common
  Stock                              $ 75,894  $   85,672  $   75,217    $ 60,310    $ 48,990
                                     ========  ==========  ==========    ========    ========
Per Common Share Data
  Earnings                              $2.03      $2.32*       $2.15       $1.94       $1.63
  Dividends Declared                    $1.60      $1.56        $1.52       $1.48       $1.44
  Dividends Paid                        $1.59      $1.55        $1.51       $1.47       $1.43
  Dividend Rate at Year-End             $1.62      $1.58        $1.54       $1.50       $1.46
Number of Common Shareholders at
  Year-End                             21,429      22,465      22,893      23,218      22,662
                                     ========  ==========  ==========    ========    ========
Net Property, Plant and Equipment (Thousands)
Regulated:
  Utility Operation                $  822,764  $  787,794  $  754,466  $  719,755  $  678,933
  Pipeline and Storage                463,647     443,622     436,547     423,383     380,008
                                   ----------  ----------  ----------  ----------  ----------
                                    1,286,411   1,231,416   1,191,013   1,143,138   1,058,941
                                   ----------  ----------  ----------  ----------  ----------
Nonregulated:
  Exploration and Production          339,950     295,418     273,470     261,446     248,787
  Other                                22,690      18,579      16,209      11,670       5,896
                                   ----------  ----------  ----------  ----------  ----------
                                      362,640     313,997     289,679     273,116     254,683
                                   ----------  ----------  ----------  ----------  ----------
Corporate                                 131         137         122         128         127
                                   ----------  ----------  ----------  ----------  ----------
Total Net Plant                    $1,649,182  $1,545,550  $1,480,814  $1,416,382  $1,313,751
                                   ==========  ==========  ==========  ==========  ==========

Total Assets (Thousands)           $2,038,302  $1,981,657  $1,801,540  $1,760,830  $1,560,834
                                   ==========  ==========  ==========  ==========  ==========
Capitalization (Thousands)
Common Stock Equity                $  800,588  $  780,288  $  736,245  $  632,333  $  542,109
Long-Term Debt, Net of Current
  Portion                             474,000     462,500     478,417     479,500     442,071
                                   ----------  ----------  ----------  ----------  ----------
Total Capitalization               $1,274,588  $1,242,788  $1,214,662  $1,111,833  $  984,180
                                   ==========  ==========  ==========  ==========  ==========

* 1994 includes Cumulative Effect of Changes in Accounting of $.09. See Notes A and G to Consolidated Financial Statements.



<PAGE 14>


ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1995 Compared with 1994
National Fuel's earnings were $75.9 million, or $2.03 per common share, in 1995. This compares with earnings of $82.4 million, or $2.23 per common share in 1994 (before the cumulative effect of the mandated changes in accounting for income taxes and post-employment benefits, which added a net $3.2 million, or $0.09 per common share of earnings in 1994).

        The earnings decrease in 1995 was attributable to lower earnings of the Company's Exploration and Production segment and Utility Operation, partly
offset  by  higher  earnings  of  the  Pipeline  and  Storage   segment,   Other
Nonregulated, and Corporate operations.

        Exploration and Production earnings declined because of low gas prices coupled with management's decision, based on those low gas prices, to delay Gulf Coast activity causing reduced levels of gas and oil production. The Utility Operation's earnings suffered from the warm weather and the impact of lower normalized usage per residential and commercial account. Additionally, the Utility Operation's New York jurisdiction annual reconciliation of gas costs, performed in August of each year, determined an amount of lost and unaccounted-for gas in excess of that allowed to be recovered by the Public Service Commission of the State of New York (PSC). The Pipeline and Storage segment earnings reflect the application of a final rule issued by the Federal Energy Regulatory Commission (FERC) in September 1995, which addresses and clarifies financial reporting aspects of the current practices for unbundled pipeline sales and open access transportation. The increase in earnings from the application of this rule was partly offset by higher operating and interest expense as well as the recording of a reserve for previously deferred preliminary survey and investigation charges for the Laurel Fields Storage Project. An open season held during August and September 1995 for nominations for firm storage capacity for this proposed underground natural gas storage development project failed to produce sufficient interest to proceed with the project at this time. Accordingly, this project has been delayed until at least 1997. Increased earnings in the Company's Other Nonregulated operations resulted mainly from a gain on the sale of equipment, net of accrued expenses, by the Company's pipeline construction subsidiary. This sale pertained to a strategic decision to discontinue the operations of this subsidiary. The Company's gas marketing subsidiary also increased earnings on a year-to-year basis as a result of increased margins and an increase in customers. In addition, Corporate operations benefited from cost saving measures, including the relocation of corporate headquarters.

1994 Compared with 1993
National Fuel's earnings (before the cumulative effect of the changes in accounting for income taxes and post-employment benefits, discussed above) were $82.4 million, or $2.23 per common share, in 1994. This represents an approximate 10% increase over 1993 earnings of $75.2 million and a 4% increase from 1993 earnings per common share of $2.15. Share amounts reflect a greater number of weighted average shares outstanding in 1994, principally because of the sale of 2.5 million shares of common stock in May 1993.

        The earnings increase in 1994 was attributable to higher earnings in the Company's Nonregulated and Utility operations, offset in part by lower earnings in the Pipeline and Storage segment. The increase in the Nonregulated operations consisted of higher earnings in the Exploration and Production segment as a result of record oil and gas production, more than compensating for a decline in oil and gas prices. Furthermore, the Company's natural gas marketing, pipeline construction and timber operations had improved earnings. The Utility Operation's earnings increased slightly


<PAGE 15>


because of colder weather and the impact of rate increases in New York and Pennsylvania. These increases were partly offset by an earnings decrease in the Pipeline and Storage segment, which resulted mainly because of two nonrecurring items in 1993: the settlement of a Supply Corporation rate case which resulted in a partial reduction of a provision for refund due customers; and a change in rate design, effective August 1, 1993, which increased 1993 earnings.

Operating Revenues
Year Ended September 30 (in thousands)        1995        1994        1993
-----------------------------------------------------------------------------
Utility Operation
  Retail Revenues:
    Residential                           $  569,603  $  677,068   $  613,039
    Commercial                               137,869     177,249      156,851
    Industrial                                18,269      31,096       31,609
-----------------------------------------------------------------------------
                                             725,741     885,413      801,499
  Off-System Sales                            18,255       6,930          945
  Transportation                              37,183      34,419       30,213
  Other                                        4,885       4,911        3,961
-----------------------------------------------------------------------------
                                             786,064     931,673      836,618
-----------------------------------------------------------------------------
Pipeline and Storage
  Wholesale Revenues                               -           -      444,142
  Storage Service                             59,826      58,971       41,041
  Transportation                              88,766      90,416       45,313
  Other                                       15,995       3,734        4,072
-----------------------------------------------------------------------------
                                             164,587     153,121      534,568
-----------------------------------------------------------------------------
Exploration and Production                    56,232      70,261       58,636
Other Nonregulated                            57,075      72,036       42,099
-----------------------------------------------------------------------------
                                             113,307     142,297      100,735
-----------------------------------------------------------------------------
Less:  Intersegment Revenues                  88,462      85,767      451,539
-----------------------------------------------------------------------------

Total Operating Revenues                  $  975,496  $1,141,324   $1,020,382
=============================================================================

Operating Income (Loss) Before Income
  Taxes
Year Ended September 30 (in thousands)        1995        1994         1993
-----------------------------------------------------------------------------
Utility Operation                           $ 83,774    $ 90,584     $ 86,690
Pipeline and Storage                          67,884      62,302       67,375
Exploration and Production                    16,404      21,767       12,980
Other Nonregulated                             3,021       2,505         (986)
Corporate                                     (2,805)     (3,463)      (2,730)
-----------------------------------------------------------------------------

Total Operating Income Before Income
  Taxes                                     $168,278    $173,695     $163,329
=============================================================================

<PAGE 16>

System Natural Gas Volumes
Year Ended September 30 (in billion cubic feet)  1995      1994      1993
-------------------------------------------------------------------------
Regulated Gas Sales
   Residential                                   79.9      90.6      86.9
   Commercial                                    22.2      26.9      25.6
   Industrial                                     4.8       6.5       6.5
   Wholesale *                                      -         -     118.7
   Off-System                                     9.4       3.3       0.3
-------------------------------------------------------------------------
                                                116.3     127.3     238.0
-------------------------------------------------------------------------
Nonregulated Gas Sales
   Gas Sales for Resale                           0.4       0.3         -
   Production (in equivalent billion cubic feet) 25.4      29.5      24.9
-------------------------------------------------------------------------
                                                 25.8      29.8      24.9
-------------------------------------------------------------------------
Total Gas Sales                                 142.1     157.1     262.9
-------------------------------------------------------------------------
Transportation
  Utility Operation                              52.8      52.2      48.9
  Pipeline and Storage *                        290.8     296.6     138.6
  Nonregulated                                    2.5       1.4         -
-------------------------------------------------------------------------
                                                346.1     350.2     187.5
-------------------------------------------------------------------------
Marketing Volumes                                18.8      18.2       7.3
-------------------------------------------------------------------------
Less Intersegment Volumes:
  Transportation                                154.2     164.8      40.1
  Production                                      5.0       2.5       4.3
  Gas Sales                                         -       0.1     112.2
-------------------------------------------------------------------------
                                                159.2     167.4     156.6
-------------------------------------------------------------------------
Total System Natural Gas Volumes                347.8     358.1     301.1
=========================================================================

* The  elimination  of  wholesale   volumes,   as  well  as  the  increase  in
  transportation  volumes  from  1993 to 1994  reflects  Supply  Corporation's adoption of FERC Order 636, effective on August 1, 1993.

Utility Operation

Operating Revenues

1995 Compared with 1994
Operating revenues decreased $145.6 million in 1995 compared with 1994. This decrease reflects the recovery of decreased gas costs mainly because of lower gas sales of 11.0 billion cubic feet (Bcf) as well as a 15% decline in the average cost of purchased gas.

        The decline in residential and commercial gas sales of 15.4 Bcf can be attributed mainly to weather in Distribution Corporation's service territory that was, on average, 12.3% warmer than last year. The decline in industrial volumes of 1.7 Bcf reflects lower sales to a cogeneration customer. These declines were partly offset by an increase in off-system gas sales of 6.1 Bcf. Distribution Corporation, in each of its jurisdictions, has a mechanism whereby it has the opportunity to recover certain costs and retain a portion of the margin on these off-system sales.

1994 Compared with 1993
Operating revenues increased $95.1 million in 1994 compared with 1993. This increase reflects recovery of increased gas costs mainly due to higher gas sales, as well as general rate increases in the New York rate jurisdiction effective in both July 1993 and 1994 and in the Pennsylvania rate jurisdiction in December 1993 and higher revenues from off-system sales.

        Higher residential and commercial sales of 5.0 Bcf resulted primarily from weather in Distribution Corporation's service territory that was, on average, 6.5% colder than the prior year.


<PAGE 17>


Operating Income

1995 Compared with 1994
Operating income before income taxes decreased $6.8 million in 1995 compared with 1994. This decrease reflects the lower gas sales, discussed above, coupled with higher operating expenses. Although Distribution Corporation received general rate increases in New York and Pennsylvania in July 1994 and December 1994, respectively, the weather related reduction in volumes sold, especially in the Pennsylvania jurisdiction, negatively impacted margins. In both jurisdictions, lower normalized usage per residential and commercial account than was established in the ratemaking process also contributed to lower pretax operating income. In addition, Distribution Corporation's annual reconciliation of gas costs in its New York jurisdiction, performed in August each year, determined an amount of lost and unaccounted-for gas in excess of that allowed to be recovered by the PSC. The Utility Operation recognized an additional $4.3 million of gas cost expense as a result of this reconciliation.

        The impact of weather on Distribution Corporation's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on pretax operating income and earnings for the New York rate jurisdiction. In 1995, the WNC in New York preserved pretax operating income of $8.2 million as weather, overall, was warmer than normal for the period of October 1994 through May 1995. Since the Pennsylvania rate jurisdiction does not have a WNC, uncontrollable weather variations directly impact pretax operating income and earnings. In the Pennsylvania service territory, weather was 14.2% warmer than last year and 5.8% warmer than normal. The warmer weather in 1995 compared with 1994 had a negative impact on pretax operating income and earnings for the Pennsylvania rate jurisdiction.

1994 Compared with 1993
Operating income before income taxes increased $3.9 million in 1994 compared with 1993. This increase reflects higher revenues, discussed above, partly offset by increased operating expenses. The severe cold weather during January and February 1994 necessitated an unusually high number of system repairs and related site restoration work, which increased maintenance expense.

        In 1994, the WNC in New York resulted in a benefit to customers of $5.8 million. In the Pennsylvania service territory, weather was 9.6% colder than the prior year and 8.4% colder than normal. The colder weather in 1994 compared with 1993 had a positive impact on pretax operating income and earnings for the Pennsylvania rate jurisdiction.

Degree Days
                                                             Percent Colder
                                                             (Warmer) Than
Year Ended September 30         Normal     Actual          Normal    Last Year
------------------------------------------------------------------------------
  1995:  Buffalo                6,693      6,181           (7.6%)    (11.4%)
         Erie                   6,128      5,773           (5.8%)    (14.2%)
----------------------------------------------------------------------------
  1994:  Buffalo                6,710      6,975            3.9%       3.6%
         Erie                   6,202      6,726            8.4%       9.6%
---------------------------------------------------------------------------
  1993:  Buffalo                6,723      6,730            0.1%       1.3%
         Erie                   6,484      6,135           (5.4%)      2.5%
---------------------------------------------------------------------------

Purchased Gas
The cost of purchased gas is by far the Company's single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.


<PAGE 18>


        Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and five upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and two nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $3.19 per thousand cubic feet (Mcf) in 1995, a decrease of 15% from the average cost of $3.74 per Mcf in 1994. The average cost of purchased gas in 1994 was 3% lower than the $3.84 per Mcf in 1993.

Pipeline and Storage

Operating Revenues

1995 Compared with 1994
Operating revenues increased $11.5 million in 1995 compared with 1994. The increase reflects the application of a final rule issued by the FERC in September 1995, which addresses and clarifies financial reporting aspects of the current practices for unbundled pipeline sales and open access transportation. The Company restated interim operating revenues, operating income, net income and earnings per share in the first three quarters of fiscal 1995 to conform with the new requirements. For further details, refer to Note J - Quarterly Financial Data (unaudited), in Item 8 of this report. Management cannot predict as to whether or not comparable revenue relating to unbundled pipeline sales and open access transportation would be generated in the future, since much depends on the efficiency of transporting gas through Supply Corporation's system.

1994 Compared with 1993
Operating revenues decreased $381.4 million in 1994 compared with 1993. This decline reflects Supply Corporation's restructured operations under FERC Order 636, which became effective August 1, 1993. Under Order 636, Supply Corporation's gas purchasing and sales functions were discontinued and replaced with new transportation and storage services. Thus the recovery of purchased gas costs has been eliminated from Supply Corporation's revenues.

Operating Income

1995 Compared with 1994
Operating income before income taxes increased $5.6 million in 1995 compared with 1994. This increase reflects the increase in operating revenues discussed above, offset in part by higher operating expense and the recording, in the fourth quarter of 1995, of a reserve in the amount of $3.7 million for previously deferred preliminary survey and investigation charges for the Laurel Fields Storage Project, as discussed above.

1994 Compared with 1993
Operating income before income taxes decreased $5.1 million in 1994 compared with 1993. This decrease was principally because of two nonrecurring items reflected in 1993. A rate case settlement in 1993, discussed above, resulted in Supply Corporation recording approximately $2.8 million of revenues in 1993 that related to 1992. In addition, the change to the straight fixed-variable (SFV) rate design contributed additional revenues of approximately $2.7 million for August and September 1993, when compared to Supply Corporation's former rate design.


<PAGE 19>


Exploration and Production

Operating Revenues

1995 Compared with 1994
Operating revenues decreased $14.0 million in 1995 compared with 1994. This decrease reflects lower natural gas prices and management's decision to delay production activity in its Gulf Coast operations based on the decrease in prices. Natural gas production decreased 2.3 Bcf, or 10%, 2.0 Bcf of which occurred in the Gulf Coast operations. In addition, the weighted average price received for natural gas in fiscal 1995 decreased $0.51 per Mcf, or 23%. Oil production was down 291,000 barrels, or 28%. This drop reflects natural depletion and lower condensate production related to decreased gas production. Although the weighted average price received for oil in fiscal 1995 increased 9%, this was not enough to offset the lower production level. The fluctuations in prices denoted above do not reflect revenue from hedging activities, which contributed approximately $7.0 million in revenues during 1995.

1994 Compared with 1993
Operating revenues increased $11.6 million in 1994 compared with 1993. This increase was primarily attributable to Seneca's Gulf Coast operations and reflects the continued success of both its offshore drilling program in the Gulf of Mexico and its horizontal drilling program in central Texas. Gas production and oil production (mainly condensate from gas wells) hit record levels in 1994 and were up 34% and 59%, respectively, in the Gulf Coast Region and 17% and 24%, respectively, for all geographic regions combined.

        The weighted average price received for gas and oil production in 1994 as compared to 1993 decreased $0.02 per Mcf and $1.92 per barrel (bbl), respectively. Nonetheless, efforts to stabilize prices through hedging activities contributed approximately $1.6 million of operating revenues for the year.

Production Volumes
Year Ended September 30           1995      1994      1993
----------------------------------------------------------

Gas Production
(million cubic feet)
  Gulf Coast                     14,294    16,296    12,134
  West Coast                        840       706     1,059
  Appalachia                      5,808     6,271     6,681
-----------------------------------------------------------
                                 20,942    23,273    19,874
===========================================================

Oil Production
(thousands of barrels)
  Gulf Coast                        287       615       387
  West Coast                        433       404       431
  Appalachia                         19        11        13
-----------------------------------------------------------
                                    739     1,030       831
===========================================================

<PAGE 20>

Weighted Average Prices
Year Ended September 30           1995      1994      1993
----------------------------------------------------------
Weighted Average Gas Price/Mcf
  Gulf Coast                      $1.56     $2.03     $1.99
  West Coast                      $1.33     $1.58     $1.62
  Appalachia                      $2.01     $2.65     $2.67
  Weighted Average Price          $1.67     $2.18     $2.20
------------------------------------------------------------

Weighted Average Oil Price/bbl
  Gulf Coast                     $16.94    $15.54    $17.84
  West Coast                     $15.66    $13.79    $15.76
  Appalachia                     $15.72    $15.92    $18.81
  Weighted Average Price         $16.16    $14.86    $16.78

Operating Income

1995 Compared with 1994
Operating income before income taxes decreased $5.4 million in 1995 compared with 1994. This decrease reflects the lower revenues discussed above, partly offset by lower depletion expense, which is directly related to lower revenues. Lower operation and maintenance (O & M) expense also partly offset the decrease in revenues. The decrease in O & M was a result of decreased production.

1994 Compared with 1993
Operating income before income taxes increased $8.8 million in 1994 compared with 1993. This increase reflects the higher revenues discussed above, partly offset by higher depletion expense which is directly related to higher revenues. O & M expense remained substantially level in 1994 compared with 1993. Although O & M expense related to increased production activity in the Gulf Coast operations was higher in 1994 than 1993, it was offset by a charge to O & M in 1993 for work performed on Appalachian wells that did not recur in 1994.

Other Nonregulated

Operating Revenues

1995 Compared with 1994
Operating revenues decreased $15.0 million in 1995 compared with 1994. This decrease reflects lower operating revenues from UCI, the Company's pipeline construction subsidiary, as a result of management's decision to discontinue its pipeline construction operations. The decrease also reflects lower revenues from NFR, the Company's gas marketing subsidiary, largely because of lower natural gas prices in 1995 compared with 1994.

1994 Compared with 1993
Operating revenues increased $29.9 million in 1994 compared with 1993. This increase is almost entirely due to higher revenues from NFR as its gas marketing volumes more than doubled to 18.2 Bcf in 1994 from 7.3 Bcf in 1993.

Operating Income

1995 Compared with 1994
Operating income before income taxes increased $0.5 million in 1995 compared with 1994. This increase can be attributed to improved performance by NFR as a result of improved margins and an increase in customers combined with better performance by UCI prior to the discontinuance of its pipeline construction operations.


<PAGE 21>


1994 Compared with 1993
Operating income before income taxes increased $3.5 million in 1994 compared with 1993. This increase is due to the improved performance of UCI, which, although still operating at a loss, had higher margins than in 1993. In addition, the improved performance of NFR and the Company's timber operations enhanced operating income before income taxes of this segment.

Income Taxes, Other Income and Interest Charges

Income Taxes
Income taxes decreased in 1995, mainly because of a decrease in pretax income. The opposite was true in 1994 as income taxes increased because of an increase in pretax income. Income taxes in 1995 reflect lower Section 29 nonconventional fuel tax credits. These credits, which relate to production from qualified gas wells, decreased to $0.9 million in 1995 from $1.7 million in 1994 and $2.6 million in 1993. These credits are a direct reduction of income tax expense.

Other Income
Other income increased $1.7 million in 1995, primarily because of a gain of $2.5 million recorded by UCI on the sale of its pipeline construction equipment. The sale of the equipment resulted from management's decision to discontinue its pipeline construction operations.

        Other income decreased $1.2 million in 1994. A portion of the decrease in 1994 was because Distribution Corporation discontinued the accrual of interest income on deferred contract reformation costs (CRC) in April 1993, in accordance with a settlement with the PSC for full recovery of CRC. In addition, the decrease in 1994 reflects lower interest income on temporary cash investments.

Interest Charges
Interest on long-term debt increased $4.2 million in 1995 and decreased $1.8 million in 1994. The increase in 1995 can be attributed to a higher average amount of long-term debt balance in 1995 compared to 1994. The decrease in 1994 was mainly due to refinancing activities, whereby higher-interest long-term debt was replaced with lower-interest long-term debt.

        Other interest charges increased $2.6 million in 1995 and decreased $3.0 million in 1994. The increase in 1995 resulted primarily from an increase in the weighted average interest rate on short-term borrowings, partly offset by lower average outstanding balances. In addition, interest in 1995 includes increased interest expense on Amounts Payable to Customers. The decline in 1994 reflects lower interest on short-term borrowings because of lower average amounts outstanding, offset in part by an increase in the weighted average interest rate.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
Year Ended September 30 (in millions)      1995     1994     1993
-----------------------------------------------------------------
Provided by Operating Activities          $173.5   $199.2   $123.7
Capital Expenditures                      (182.8)  (135.1)  (131.9)
Short-Term Debt, Net Change                 35.1    (84.3)   (30.2)
Long-Term Debt, Net Change                   4.0     80.1    (51.1)
Issuance of Common Stock                     2.5      9.1     78.8
Common Dividends                           (59.2)   (57.2)   (52.2)
All Other-Net                               10.6      3.6      0.2
------------------------------------------------------------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments          $(16.3)  $ 15.4   $(62.7)
==================================================================

<PAGE 22>


Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction. In 1994, noncash items also included the cumulative effect of required changes in accounting for income taxes and post-employment benefits.

        Cash provided by operating activities in the Utility Operation and Pipeline and Storage segment may vary substantially from year to year because of supplier refunds, the impact of rate cases, and for the Utility Operation, fluctuations in weather and over- or under-recovered purchased gas costs. The impact of weather on cash flow is tempered in the Utility Operation's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's SFV rate design.

        Net cash provided by operating activities totalled $173.5 million in 1995, a decrease of $25.7 million compared with the $199.2 million provided by operating activities in 1994. This decrease reflects lower revenues and earnings in the Exploration and Production segment, mainly from its Gulf Coast operations, coupled with lower payable balances. This was partly offset by higher cash flow from the Utility Operation because of an over-recovery of gas costs, an increase in supplier refunds received during the year, a reduction in stored gas inventory, and a decrease in receivable balances.

Investing Cash Flow

Capital Expenditures
Capital expenditures totalled $182.8 million in 1995. The table below presents these expenditures by business segment:

                                                   1995
Year Ended September 30 (in millions)   Amount               Percentage
-----------------------------------------------------------------------
Utility Operation                       $ 64.8                 35.4%
Pipeline and Storage                      38.7                 21.2
Exploration and Production                69.7                 38.1
Other Nonregulated                         9.6                  5.3
--------------------------------------------------------------------
                                        $182.8                100.0%
====================================================================

        Most of the Utility Operation's capital expenditures were for the replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

        Pipeline and Storage capital expenditures included approximately $5.0 million in connection with its link with the Empire State Pipeline at Grand
Island, New York and approximately $5.1 million related to compressor engine emission controls necessary to comply with the Clean Air Amendments of 1990. In addition, capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems.

        The  Exploration  and  Production  segment  spent  approximately  $49.0 million on its offshore program in the Gulf of Mexico,  including offshore lease acquisitions  and  drilling  expenditures.  Lease  acquisitions  included  a 30%
working  interest  in an oil and gas field in West  Delta  Blocks 31 and 32. The majority of offshore drilling  expenditures were spent on West Cameron 552, West
Cameron 522, West Delta 17 and Vermillion 252.

        Approximately $21.0 million was spent on the Exploration and Production segment's onshore program, including horizontal onshore drilling in central
Texas and the  acquisition  of a 240-acre oil field located in the  Silverthread
Field in California.


<PAGE 23>


        Other  Nonregulated   capital   expenditures   consisted  primarily  of
timberland purchases.

        The Company's estimated capital expenditures for the next three years are:

Year Ended September 30 (in millions)       1996     1997       1998
--------------------------------------------------------------------
Utility Operation                         $ 60.7   $ 58.9     $ 57.9
Pipeline and Storage                        21.5     20.5       20.5
Exploration and Production                  90.4     91.3       95.0
Other Nonregulated                           0.3      0.3        0.3
--------------------------------------------------------------------
                                          $172.9   $171.0     $173.7
====================================================================

        Estimated expenditures for the Utility Operation during the next three years will be concentrated in the areas of main replacements and extensions, service line replacements and, to a minor extent, the installation of new services.

        Estimated expenditures for the Pipeline and Storage segment in 1996 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines.

        Estimated  capital   expenditures  in  1996  for  the  Exploration  and
Production segment are approximately 30% higher than capital spending in 1995 as the Company sees significant opportunities for growth in this segment. These expenditures will be directed mainly toward developing Seneca's Gulf Coast offshore prospects, reserve acquisitions and significantly expanding exploration activities.

        The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility Operation are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. Expenditures in the Regulated Operations are also dependent on adequate rate relief.

Other
Cash received on the sale of the Company's investment in property, plant and equipment is reflected as a cash flow from investing activities. Approximately $4.0 million of cash was received during fiscal 1995 related to the sale of certain gas reserves in the Gulf of Mexico. Proceeds of this sale were credited to property, plant and equipment in accordance with the full cost method of accounting. During the third quarter of fiscal 1995, approximately $6.2 million of cash was received related to the sale of UCI's pipeline construction equipment.

        On August 29, 1995, the Company received SEC approval to acquire all of the issued and outstanding common stock of Horizon Energy Development, Inc. (Horizon), a New York corporation formed to engage in foreign and domestic energy projects, including foreign utility companies and exempt wholesale generators of electricity. The SEC authorized the Company (through Horizon and intermediate companies) to invest up to an aggregate of $150.0 million through December 2001 in such activities. On September 15, 1995, the Company acquired 500 shares of Horizon $1 par common stock for $1.0 million. Currently, Horizon is considering investment opportunities in eastern Europe, South America and Asia, and is the controlling partner in Sceptre Power Company, a partnership which includes a team with considerable experience in developing such energy projects.


<PAGE 24>


Financing Cash Flow

In order to meet the Company's capital requirements, cash from external sources must periodically be obtained through short-term bank loans and commercial paper, as well as through issuances of long-term debt and equity securities. The Company expects these traditional sources of cash to continue to supplement its internally generated cash during the next several years.

        On May 1, 1995, the Company retired $55.0 million of 6.07% medium-term notes and $20.0 million of 6.10% medium-term notes, both of which matured on that date.

        On June 8, 1995 and June 23, 1995, the Company retired $20.0 million of
9.32%  medium-term   notes  and  $1.0  million  of  6.10%   medium-term   notes,
respectively, which matured on those dates.

        On  June  12,  1995,   the  Company  issued  $50.0  million  of  7.375%
medium-term notes due in June 2025. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49.3 million.

        On July 3, 1995, the Company issued $50.0 million of 6.08% medium-term notes due in July 1998. After reflecting underwriting discounts and commissions, the proceeds to the Company amounted to $49.8 million.

        The Company's embedded cost of long-term debt was 7.3% at both September 30, 1995 and 1994.

        At September 30, 1995, the Company has registered under the Securities Act of 1933, as amended, and has authority under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $120.0 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.

        Consolidated short-term debt increased $35.1 million during 1995. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs.

        The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering its long-term debt, as amended, the Company would have been permitted to issue up to a maximum of approximately $483.0 million in additional long-term unsecured indebtedness at September 30, 1995, in light of then current long-term interest rates. In addition, at September 30, 1995, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $252.4 million of short-term debt. The Company has recently filed with the SEC for authorization to borrow on a short-term basis for a five-year period. With this request, the Company is seeking to increase its short-term borrowing limits. The filing, if approved, would increase the Company's limit on commercial paper from $105.0 million to $300.0 million and would increase the aggregate maximum short-term borrowing level from $400.0 million to $600.0 million.

        The  Company,   through  Seneca,  is  engaged  in  certain  price  swap
agreements as a means of hedging a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During 1995, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 16.3 equivalent Bcf and 711,000 equivalent bbl, respectively. This activity resulted in net revenues of approximately $7.0 million.


<PAGE 25>


        At  September  30,  1995,   Seneca  had  natural  gas  swap  agreements
outstanding with a notional amount of approximately 23.8 equivalent Bcf at prices ranging from $1.70 per Mcf to $2.16 per Mcf. Seneca also had crude oil swap agreements outstanding at September 30, 1995 with a notional amount of 1,780,000 equivalent bbl at prices ranging from $17.40 per bbl to $19.00 per bbl. In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, see disclosure in Note F - Financial Instruments under the heading "Derivative Financial Instruments" in
Item 8 of this report.

        The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, in Item 8 of this report, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, neither this litigation nor these other regulatory matters are expected to materially change the Company's present liquidity position.

Rate Matters

Utility Operation

New York Jurisdiction
In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $28.9 million with a requested return on equity of 11.5%. Proceedings in this rate case are ongoing and management cannot predict their outcome. New rates are expected to become effective in October 1996. Prior to this filing, Distribution Corporation entered into proceedings concerning a multi-year settlement, the outcome of which is uncertain at this time.

        In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $56.5 million with a requested return on equity of 12.85%. In September 1995, the PSC issued an order authorizing a base rate increase of $14.2 million with a return on equity of 10.4%. The new rates became effective as of September 20, 1995.

Pennsylvania Jurisdiction
On March 15, 1995, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $22.0 million with a return on equity of 13.25%. In September 1995, the Pennsylvania Public Utility Commission (PaPUC) approved a settlement authorizing a base rate increase of $6.0 million with no specified rate of return on equity. The new rates became effective as of September 27, 1995.

        On March 8, 1994, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $16.0 million with a return on equity of 12.25%. A proposal for a WNC was included in this filing. On December 6, 1994, an order was issued by the PaPUC authorizing an annual rate increase of $4.8 million with a return on equity of 11.0% and without a WNC. The new rates became effective as of December 7, 1994.

        General  rate   increases  in  both  the  New  York  and   Pennsylvania
jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses.


<PAGE 26>


State Regulatory Environment
Changes precipitated by the FERC's Order 636 are redefining the roles of the utility industry and the state regulatory commissions. Competition has arrived for utilities, and similar to what was done in the pipeline sector of the natural gas industry, regulators are requiring utilities to unbundle their services. Details of these recent developments are described below.

        Many state regulators believe that utilities can gain efficiency through performance-based incentive ratemaking. Such ratemaking is intended to enhance the traditional cost-of-service ratemaking formula, which many believe does not provide incentives to operate efficiently. Distribution Corporation proposed several customer service performance incentives in its New York rate case filed in October 1994. In its September 1995 order concerning the October 1994 rate filing, the PSC adopted incentive mechanisms that will allow it to administer penalties determined by Distribution Corporation's ability to maintain required performance levels. The incentives relate to: response time to customer inquiries and complaints; billing accuracy; keeping appointments for service; and efficiency in the installation of new service lines.

        The New York and Pennsylvania regulatory commissions have instituted several generic proceedings related, among other things, to restructuring in response to the FERC's Order 636. Distribution Corporation is working closely with the state regulatory commissions to resolve the complexities of industry restructuring. The more significant proceedings, all of which are still pending, are discussed below:

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

Generic Restructuring Proceeding. This proceeding is examining the appropriate retail or end-use impacts resulting from the FERC's Order 636 pipeline restructuring. In December 1994, the PSC issued an Opinion and Order in this docket instructing the state's local distribution companies (LDC) to file tariffs that would, among other things, unbundle retail services, provide for small-customer aggregation, adopt flexible, market-based rates and divide the LDC's market into core and non-core segments. In connection with its 1994 rate case, Distribution Corporation implemented many of the policies and guidelines contained in the December 1994 Order, and now offers unbundled, flexible services to its commercial and industrial customers. In November 1995, Distribution Corporation submitted a filing designed to further comply with the December 1994 Order by (i) offering transportation service to all customers, including residential; and (ii) surcharging transportation customers for Order 636 transition costs. These latter changes are subject to approval by the PSC.

Generic Affordability/Gas Cost Incentive Proceeding. This proceeding is investigating the development of guidelines for "affordable" natural gas utility service and, on a separate track, an appropriate gas cost incentive mechanism. For the Affordability track, it is expected that the PSC will issue an order adopting guidelines for, among other things, rates for low-income or payment-troubled customers. The Gas Cost Incentive track is expected to result in guidelines for designing and applying performance-based incentives for the LDC's gas purchasing function. Among the various incentives being studied are so-called "hard" price caps and mechanisms that would allow the PSC to administer rewards or penalties based on the LDC's gas purchasing practices as measured against benchmarks such as a published gas cost index.


<PAGE 27>


Pennsylvania
FERC Order 636 Proceedings. The PaPUC has thus far responded to the FERC's Order 636 with three generic proceedings addressing different operational areas. They are proceedings on transportation services, gas procurement practices (including a gas purchase incentive mechanism) and capacity release. Distribution Corporation has already implemented many of the proposed changes in previous rate cases and expects that additional changes will not significantly alter current operations.

Chairman Quain's Legislative Collaborative. In the latter part of fiscal 1995, the Chairman of the PaPUC convened a collaborative among the Commonwealth's LDCs, Staff for the PaPUC, intervenors and marketers/producers to examine existing public utility laws to determine whether they should be amended to meet the requirements of the post-Order 636 environment. Under consideration by the parties are changes to existing laws governing utility practices and development of new legislation that would allow utilities to seek deregulation of traditional services. Distribution Corporation has expressed its support for, and participated in, the drafting of many of the proposals. However, Distribution Corporation cannot determine the outcome of these proceedings at this time.

Pipeline and Storage

For a discussion of Supply Corporation's gathering rates, refer to Note B - Regulatory Matters in Item 8 of this report.

        On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. Settlement discussions to resolve the various issues have achieved a settlement in principle. This settlement in principle will increase Supply Corporation's revenues by approximately $6.4 million annually from current levels, with a return on equity of 11.3%. The former Penn-York Energy Corporation (Penn-York) services, which were merged into Supply Corporation effective July 1, 1994, will be rolled-in for ratemaking purposes. Approximately two-thirds of the former Penn-York service is now on year-to-year contracts and Supply Corporation has agreed not to seek recovery of revenues related to terminated Penn-York service from other storage customers for five years, as long as the terminations are not greater than approximately 30% of the terminable service. Supply Corporation is marketing and will actively market available storage capacity. Supply Corporation also agreed not to seek recovery for increased cost of service for three years. A Stipulation and Agreement incorporating the settlement in principle was filed with the FERC in September 1995 and the Administrative Law Judge certified the settlement as uncontested to the FERC on November 6, 1995. Approval is expected in early calendar year 1996 and rates are expected to become effective retroactive to June 1, 1995.

Other Matters

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

        It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.1 million to $9.5 million. At September 30, 1995, Distribution Corporation has recorded the minimum liability of $8.1 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

<PAGE 28>

        In New York, Distribution Corporation is recovering site investigation and remediation costs over a three-year period for each site. In Pennsylvania, Distribution Corporation expects to recover such costs in rates, as the PaPUC has allowed recovery of other environmental clean-up costs in rate cases. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of this report.

Accounting for Stock Based Compensation
In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which establishes a fair value based method of accounting for employee stock options or similar equity instruments and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. For a further discussion of what this new accounting standard entails, see Note D - Capitalization in Item 8 of this report.

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of the capital-intensive and regulated nature of its major operating segments.

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

ITEM 8.      Financial Statements and Supplementary Data

Index to Financial Statements
-----------------------------
                                                                           Page
                                                                           ----
Financial Statements:

  Report of Independent Accountants                                         30

  Consolidated  Statements  of Income and Earnings Reinvested
   in the Business, three years ended September 30, 1995                    31

  Consolidated Balance Sheets at September 30, 1995 and 1994              32-33

  Consolidated Statement of Cash Flows, three years ended
   September 30, 1995                                                       34

  Notes to Consolidated Financial Statements                              35-58

  Financial Statement Schedules:
   For the three years ended September 30, 1995

     II-Valuation and Qualifying Accounts                                   59

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Data
------------------

Supplementary data that is included in Note J - Quarterly Financial Data (unaudited) and Note L - Supplementary Information for Oil and Gas Producing Activities, appears under this Item, and reference is made thereto.


<PAGE 29>


Report of Management
--------------------

Management is responsible for the preparation and integrity of the Company's financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles consistently applied, and necessarily include some amounts that are based on management's best estimates and judgment.

        The   Company   maintains   a  system  of   internal   accounting   and
administrative controls and an ongoing program of internal audits that management believes provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The Company's financial statements have been examined by our independent accountants, Price Waterhouse LLP, which also conducts a review of internal controls to the extent required by generally accepted auditing standards.

        The Audit Committee of the Board of Directors, composed solely of outside directors, meets with management, internal auditors and Price Waterhouse LLP to review planned audit scope and results and to discuss other matters affecting internal accounting controls and financial reporting. The independent accountants have direct access to the Audit Committee and periodically meet with it without management representatives present.



<PAGE 30>


                       Report of Independent Accountants


To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        As discussed in Notes A and G to the consolidated financial statements, the Company adopted the new accounting standards for postretirement benefits other than pensions, income taxes and other postemployment benefits in fiscal 1994.




PRICE WATERHOUSE LLP

Buffalo, New York
October 27, 1995



<PAGE 31>

                           National Fuel Gas Company
                 Consolidated Statements of Income and Earnings
                           Reinvested in the Business



Year Ended September 30 (Thousands of Dollars) 1995         1994         1993
                                               ----         ----         ----
Income
Operating Revenues                          $  975,496   $1,141,324   $1,020,382
                                            ----------   ----------   ----------

Operating Expenses
   Purchased Gas                               351,094      497,687      409,005
   Operation Expense                           266,786      260,411      258,918
   Maintenance                                  25,719       30,979       24,312
   Property, Franchise and Other Taxes          91,837      103,788       95,393
   Depreciation, Depletion and Amortization     71,782       74,764       69,425
   Income Taxes - Net                           43,879       47,792       41,046
                                            ----------   ----------   ----------
                                               851,097    1,015,421      898,099
                                            ----------   ----------   ----------

Operating Income                               124,399      125,903      122,283
Other Income                                     5,378        3,656        4,833
                                            ----------   ----------   ----------
Income Before Interest Charges                 129,777      129,559      127,116
                                            ----------   ----------   ----------

Interest Charges
   Interest on Long-Term Debt                   40,896       36,699       38,507
   Other Interest                               12,987       10,425       13,392
                                            ----------   ----------   ----------
                                                53,883       47,124       51,899
                                            ----------   ----------   ----------

Income Before Cumulative Effect                 75,894       82,435       75,217
Cumulative Effect of Changes in
 Accounting                                          -        3,237            -
                                            ----------   ----------   ----------

Net Income Available for Common Stock           75,894       85,672       75,217

Earnings Reinvested in the Business
Balance at Beginning of Year                   363,854      335,907      314,334
                                            ----------   ----------   ----------
                                               439,748      421,579      389,551

Dividends on Common Stock                       59,625       57,725       53,644
                                            ----------   ----------   ----------

Balance at End of Year                      $  380,123   $  363,854   $  335,907
                                            ==========   ==========   ==========


Earnings Per Common Share
Income Before Cumulative Effect                  $2.03        $2.23        $2.15
Cumulative Effect of Changes in
 Accounting                                          -          .09            -
                                            ----------   ----------   ----------

Net Income Available for Common Stock            $2.03        $2.32        $2.15
                                            ==========   ==========   ==========

Weighted Average Common Shares Outstanding  37,396,875   37,046,249   34,938,722
                                            ==========   ==========   ==========

                See Notes to Consolidated Financial Statements

<PAGE 32>

                           National Fuel Gas Company
                          Consolidated Balance Sheets



At September 30 (Thousands of Dollars)                  1995            1994
                                                        ----            ----
Assets
Property, Plant and Equipment                        $2,322,335      $2,169,067
  Less - Accumulated Depreciation,
  Depletion and Amortization                            673,153         623,517
                                                     ----------      ----------
                                                      1,649,182       1,545,550
                                                     ----------      ----------
Current Assets
  Cash and Temporary Cash Investments                    12,757          29,016
  Receivables - Net                                      75,933          95,494
  Unbilled Utility Revenue                               20,838          17,311
  Gas Stored Underground                                 25,589          31,900
  Materials and Supplies - at average cost               24,374          23,796
  Prepayments                                            29,753          20,609
                                                     ----------      ----------
                                                        189,244         218,126
                                                     ----------      ----------
Other Assets
  Recoverable Future Taxes                               94,053          99,742
  Unamortized Debt Expense                               26,976          28,396
  Other Regulatory Assets                                37,040          47,737
  Deferred Charges                                        8,653          15,797
  Other                                                  33,154          26,309
                                                     ----------      ----------
                                                        199,876         217,981
                                                     ----------      ----------
                                                     $2,038,302      $1,981,657
                                                     ==========      ==========

                 See Notes to Consolidated Financial Statements


<PAGE 33>

                           National Fuel Gas Company
                          Consolidated Balance Sheets



At September 30 (Thousands of Dollars)                  1995            1994
                                                        ----            ----
Capitalization and Liabilities
Capitalization:
Common Stock Equity
  Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,434,363 Shares and 37,278,409
    Shares, Respectively                             $   37,434      $   37,278
  Paid In Capital                                       383,031         379,156
  Earnings Reinvested in the Business                   380,123         363,854
                                                     ----------      ----------
Total Common Stock Equity                               800,588         780,288
Long-Term Debt, Net of Current Portion                  474,000         462,500
                                                     ----------      ----------
Total Capitalization                                  1,274,588       1,242,788
                                                     ----------      ----------

Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                    147,600         112,500
  Current Portion of Long-Term Debt                      88,500          96,000
  Accounts Payable                                       53,842          68,293
  Amounts Payable to Customers                           51,001          38,714
  Other Accruals and Current Liabilities                 52,118          59,742
                                                     ----------      ----------
                                                        393,061         375,249
                                                     ----------      ----------
Deferred Credits
  Accumulated Deferred Income Taxes                     288,763         273,560
  Taxes Refundable to Customers                          23,080          31,688
  Unamortized Investment Tax Credit                      13,380          14,057
  Other Deferred Credits                                 45,430          44,315
                                                     ----------      ----------
                                                        370,653         363,620
                                                     ----------      ----------
Commitments and Contingencies                                 -               -
                                                     ----------      ----------

                                                     $2,038,302      $1,981,657
                                                     ==========      ==========

                 See Notes to Consolidated Financial Statements

<PAGE 34>

                            National Fuel Gas Company
                      Consolidated Statement of Cash Flows



Year Ended September 30 (Thousands of Dollars)                 1995       1994       1993
                                                               ----       ----       ----
Operating Activities
  Net Income Available for Common Stock                      $ 75,894   $ 85,672   $ 75,217
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Cumulative Effect of Changes in Accounting                    -     (3,237)         -
      Depreciation, Depletion and Amortization                 71,782     74,764     69,425
      Deferred Income Taxes                                     8,452      4,853     16,919
      Other                                                       275      5,780      5,574
      Change in:
        Receivables and Unbilled Utility Revenue               16,034        863    (21,531)
        Gas Stored Underground and Materials and Supplies       5,733    (15,539)     7,156
        Unrecovered Purchased Gas Costs                             -     20,772     (7,739)
        Prepayments                                            (9,144)    (3,017)    (1,489)
        Accounts Payable                                      (14,451)    23,774     (2,579)
        Amounts Payable to Customers                           12,287     (2,062)   (18,808)
        Other Accruals and Current Liabilities                 (1,305)     3,072     15,249
        Other Assets and Liabilities - Net                      7,903      3,534    (13,691)
                                                             --------   --------   --------

Net Cash Provided by Operating Activities                     173,460    199,229    123,703
                                                             --------   --------   --------

Investing Activities
  Capital Expenditures                                       (182,826)  (135,084)  (131,926)
  Other                                                        10,646      3,586        225
                                                             --------   --------   --------

Net Cash Used in Investing Activities                        (172,180)  (131,498)  (131,701)
                                                             --------   --------   --------

Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                      35,100    (84,300)   (30,200)
  Proceeds from Issuance of Long-Term Debt                    100,000    100,000    129,000
  Reduction of Long-Term Debt                                 (96,000)   (19,917)  (180,083)
  Proceeds from Issuance of Common Stock                        2,555      9,064     78,822
  Dividends Paid on Common Stock                              (59,194)   (57,157)   (52,224)
                                                             --------   --------   --------

Net Cash Used in Financing Activities                         (17,539)   (52,310)   (54,685)
                                                             --------   --------   --------

Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                  (16,259)    15,421    (62,683)

Cash and Temporary Cash Investments at Beginning of Year       29,016     13,595     76,278
                                                             --------   --------   --------

Cash and Temporary Cash Investments at End of Year           $ 12,757   $ 29,016   $ 13,595
                                                             ========   ========   ========


                 See Notes to Consolidated Financial Statements

<PAGE 35>


                           National Fuel Gas Company
                   Notes to Consolidated Financial Statements


Note A - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated where appropriate. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.

Regulation
Two of the Company's principal subsidiaries, Distribution Corporation and Supply Corporation, are subject to regulation by state and federal authorities having jurisdiction. Distribution Corporation and Supply Corporation have accounting policies which conform to generally accepted accounting principles, as applied to regulated enterprises, and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. Reference is made to Note B for further discussion of regulatory matters.

Revenues
Revenues are recorded as bills are rendered, except that service supplied but not billed is reported as "Unbilled Utility Revenue" and is included in operating revenues for the year in which service is furnished.

Unrecovered Purchased Gas Costs and Refunds
Distribution Corporation's rate schedules contain clauses that permit adjustment of revenues to reflect price changes from the cost of purchased gas included in base rates. Differences between amounts currently recoverable and actual adjustment clause revenues, as well as other price changes and pipeline and storage company refunds not yet includable in adjustment clause rates, are deferred and accounted for as either unrecovered purchased gas costs or amounts payable to customers.

        Supply Corporation collects revenues subject to refund if rates in effect are pending a final rate case determination by the Federal Energy Regulatory Commission (FERC). Estimated rate refund liabilities are recorded which reflect management's current estimate as to the ultimate outcome of each rate case.

Property, Plant and Equipment
The principal assets, consisting primarily of gas plant in service, are recorded at the historical cost when originally devoted to service in the regulated businesses, as required by regulatory authorities. Such cost includes an Allowance for Funds Used During Construction (AFUDC), which is defined in applicable regulatory systems of accounts as the net cost of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. The rates used in the calculation of AFUDC are determined in accordance with guidelines established by regulatory authorities.

        Included in property, plant and equipment is the cost of gas stored underground - noncurrent, representing the volume of gas required to maintain pressure levels for normal operating purposes as well as gas volumes

<PAGE 36>


maintained for system balancing purposes, including those needed for no-notice transportation service.

        Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries' property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.

        Oil and gas exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value of estimated future net revenues from the production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect. The present value of estimated future net revenues was computed based on end-of-year prices adjusted for contracted price changes. At September 30, 1995, Seneca did not experience an impairment of its oil and gas assets under the SEC full cost accounting rules. There are certain factors, including price declines, which could cause an impairment of Seneca's oil and gas assets.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization are computed by application of either the straight-line method or the gross revenue method, in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, over the period of estimated gross revenues from proved reserves. The costs of unevaluated oil and gas properties are excluded from this calculation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. The provisions for depreciation, depletion and amortization, including amounts capitalized or charged to other operating accounts, were $73.1 million in 1995, $75.7 million in 1994 and $70.6 million in 1993, and were equivalent to 3.5% in 1995, 3.9% in 1994 and 3.8% in 1993 of average depreciable property, plant and equipment for those years.

Gas Stored Underground - Current
Gas stored is carried at cost, on a last-in, first-out (LIFO) basis. Under present regulatory practice, the liquidation of a LIFO layer is reflected in future gas cost adjustment clauses. Based upon the average price of spot market gas purchased in September 1995, including transportation costs, the current cost of replacing the inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $19.2 million at September 30, 1995.

Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related issues. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Income Taxes
The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Prior to its repeal in 1986, Investment Tax Credit was either reflected currently in income or deferred and amortized to income over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction.

        On October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which changed the method of accounting for income taxes. The cumulative effect of

<PAGE 37>


this change increased net income for the fiscal year ended September 30, 1994 by $3.8 million as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations.

Financial Instruments
The Company, in its Exploration and Production segment, utilizes price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. Reference is made to Note F - Financial Instruments, for further discussion of financial instruments.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Interest paid in 1995, 1994 and 1993 was $53.5 million, $46.2 million and $48.3 million, respectively. Net income taxes paid in 1995, 1994 and 1993 were $34.6 million, $37.6 million and $19.9 million, respectively.

        In December 1993, the Company entered into a non-cash investing activity whereby it issued shares of Company common stock for $3.2 million of natural gas production assets.

Earnings Per Common Share
Earnings per common share are calculated using the weighted average number of shares outstanding during each fiscal year. Common stock equivalents in the form of stock options do not have a material dilutive effect on earnings per common share.

New Accounting Pronouncement
In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Essentially, SFAS 121 requires review of these assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from an enterprise's rate base or when regulatory assets are no longer probable of recovery. The Company has adopted SFAS 121 with no impact on its results of operations for 1995.

Note B  -  Regulatory Matters

Regulatory Assets and Liabilities
Distribution Corporation and Supply Corporation have incurred various costs and received various credits which have been reflected as regulatory assets and liabilities on the Company's consolidated balance sheets. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with SFAS 71, "Accounting for the Effect of Certain Types of Regulation" (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. Distribution Corporation and Supply Corporation have recorded the following regulatory assets and liabilities:


<PAGE 38>


At September 30 (in thousands)                              1995       1994
                                                            ----       ----
Regulatory Assets:
Recoverable Future Taxes (Note C)                         $ 94,053   $ 99,742
Unamortized Debt Expense (Note A)                           22,035     23,751
Pension and Post-Retirement Benefit Costs (Note G)          18,412     17,199
Order 636 Transition Costs*                                 12,358      8,417
Environmental Clean-up (Note H)                              7,475      7,310
Other                                                       (1,205)    14,811
                                                          --------   --------
     Total Regulatory Assets                               153,128    171,230
                                                          --------   --------

Regulatory Liabilities:
Amounts Payable to Customers (Note A)                       51,001     38,714
Taxes Refundable to Customers (Note C)                      23,080     31,688
Other                                                        8,628      9,513
                                                          --------   --------
     Total Regulatory Liabilities                           82,709     79,915
                                                          --------   --------

Net Regulatory Position                                   $ 70,419   $ 91,315
                                                          ========   ========

* Exclusive of amounts being collected through gas costs. Such amounts are included in unrecovered purchased gas costs or amounts payable to customers.

        If for any reason, including deregulation, a change in the method of regulation, or a change in competitive environment, Distribution Corporation and/or Supply Corporation ceases to meet the criteria for application of SFAS 71 for all or part of their operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in income of the period in which the discontinuance of SFAS 71 occurs. Such amounts would be classified as an extraordinary item. Distribution Corporation and Supply Corporation are not currently facing a requirement to discontinue SFAS 71.

Order 636 Transition Costs
As a result of the  industrywide  restructuring  under  the  FERC's  Order  636,
Distribution   Corporation  is  incurring  transition  costs  billed  by  Supply
Corporation and other upstream pipeline companies.

        As of September 30, 1995, Distribution Corporation's estimate of its exposure to outstanding transition cost claims is in the range of $7.1 million to $71.0 million. The estimated maximum exposure is declining as transition costs are incurred and paid. At September 30, 1995, Distribution Corporation has recorded the minimum liability and corresponding regulatory asset of $7.1 million.

        Distribution Corporation is currently recovering transition costs from its sales customers in New York and its sales and transportation customers in Pennsylvania. Recovery of the allocable portion of transition costs related to Distribution Corporation's transportation customers in New York is expected to begin upon the Public Service Commission of the State of New York's (PSC) acceptance of a compliance filing made in November 1995. It is expected that the compliance filing will be accepted by the Spring of 1996.

        Distribution Corporation will continue to actively challenge relevant FERC filings made by upstream pipeline companies to ensure the eligibility and prudency of all transition cost claims. Management believes that any transition costs resulting from the implementation of Order 636 which have been determined to be both eligible and prudently incurred should be fully recoverable from customers.

Gathering Rates
Supply Corporation has approximately $20.0 million of net production and gathering facilities used, in part, to gather natural gas of local producers, including the Company's production in the Appalachian Region. In its

<PAGE 39>

restructuring orders, the FERC has directed Supply Corporation to fully unbundle the production and gathering cost of service from the transmission cost of service, and to establish a separate gathering rate. A Stipulation and Agreement complying with the FERC's directives was filed with the FERC in September 1995 and the Administrative Law Judge certified it as uncontested to the FERC. Approval is expected early in calendar 1996. If approved, it will permit Supply Corporation to fully recover its investment in production and gathering plant, as well as its gathering cost of service.

Note C - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows:

Year Ended September 30 (in thousands)             1995     1994       1993
                                                   ----     ----       ----
Operating Expenses:
  Current Income Taxes -
    Federal                                       $30,522  $36,630    $21,148
    State                                           4,905    6,309      2,979

  Deferred Income Taxes                             8,452    4,853     16,919
                                                  -------   ------     ------
                                                   43,879   47,792     41,046

Other Income:
  Deferred Investment Tax Credit                     (672)    (682)      (693)

Cumulative Effect of Changes in Accounting:
  Adoption of SFAS 109                                  -   (3,826)         -
  Tax Effect of Adoption of SFAS 112                    -     (425)         -
                                                  -------   ------     ------

Total Income Taxes                                $43,207  $42,859    $40,353
                                                  =======  =======    =======

        Prior to the adoption of SFAS 109 in 1994, deferred income tax expense resulted from timing differences between the recognition of revenues and expenses for income tax and financial reporting purposes except where not permitted by regulatory authorities. The sources of these timing differences and the related income tax effect of each are as follows:

Year Ended September 30 (in thousands)                                 1993
                                                                       ----
Unrecovered Purchased Gas Costs                                       $11,641
Excess of Tax Over Book Depreciation                                    6,717
Exploration and Intangible Well Drilling Costs                          7,377
Revenue Refunds Payable to Customers                                   (2,994)
Debt Retirement Costs                                                   3,780
Tax Credit Carryforward                                                (2,608)
Miscellaneous                                                          (6,994)
                                                                      -------
Total Deferred Income Taxes                                           $16,919
                                                                      =======


<PAGE 40>


        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

Year Ended September 30 (in thousands)           1995       1994       1993
                                                 ----       ----       ----
Net Income Available for Common Stock          $ 75,894   $ 85,672   $ 75,217
Total Income Taxes                               43,207     42,859     40,353
                                               --------   --------   --------

Income Before Income Taxes                     $119,101   $128,531   $115,570
                                               ========   ========   ========

Income Tax Expense, Computed at
  Statutory Rate of 35% in 1995 and 1994
   and 34.75% in 1993                           $41,685   $ 44,986    $40,161
Increase (Reduction) in Taxes Resulting from:
  Current State Income Taxes                      3,188      4,101      1,944
  Depreciation                                    2,397      2,174      2,221
  Production Tax Credits                           (899)    (1,658)    (2,608)
  Adoption of SFAS 109                                -     (3,826)         -
  Miscellaneous                                  (3,164)    (2,918)    (1,365)
                                                -------    -------     ------

Total Income Taxes                              $43,207    $42,859    $40,353
                                                =======    =======    =======

         Significant components of the Company's deferred tax liabilities and assets were as follows:

At September 30 (in thousands)                   1995                      1994
                                       ------------------------- -------------------------
                                       Accumulated    Deferred   Accumulated    Deferred
                                         Deferred   Income Taxes   Deferred   Income Taxes
                                       Income Taxes   Current*   Income Taxes   Current*
                                       ------------ ------------ ------------ ------------
Deferred Tax Liabilities:
  Excess of Tax Over Book Depreciation   $185,595     $     -     $ 174,006     $     -
  Exploration and Intangible Well
    Drilling Costs                         84,380           -        78,224           -
  Other                                    67,831           -        64,181           -
                                         --------     -------     ---------     -------
    Total Deferred Tax Liabilities        337,806           -       316,411           -
                                         ========     =======     =========     =======

Deferred Tax Assets:
  Deferred Investment Tax Credits          (7,860)          -        (8,388)          -
  Overheads Capitalized for Tax Purposes  (11,766)          -        (9,238)          -
  Unrecovered Purchased Gas Costs               -      (8,322)            -      (4,448)
  Other                                   (29,417)          -       (25,225)          -
                                         --------     -------     ---------     -------
    Total Deferred Tax Assets             (49,043)     (8,322)      (42,851)     (4,448)
                                         ========     =======     =========     =======

    Total Net Deferred Income Taxes      $288,763     $(8,322)    $ 273,560     $(4,448)
                                         ========     =======     =========     =======

* Included on the Consolidated Balance Sheets in "Other Accruals and Current
  Liabilities."

        SFAS  109   requires  the   recognition   of   regulatory   liabilities
representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers. These amounted to $23.1 million and $31.7 million at September 30, 1995 and 1994, respectively. Also, SFAS 109 requires the recognition of additional deferred income taxes not previously recorded because of prior ratemaking practices. Substantially all of these deferred taxes relate to property, plant and equipment and related investment tax credits and will be amortized consistent with the depreciation and amortization of these accounts. The additional deferred taxes and corresponding regulatory assets, representing future amounts collectible from customers in the ratemaking process, amounted to $94.1 million and $99.7 million at September 30, 1995 and 1994, respectively.


<PAGE 41>


Note D - Capitalization

Summary of Changes in Common Stock Equity
                                                                   Earnings
                                                          Paid    Reinvested
                                          Common Stock     In       in the
(in thousands)                           Shares  Amount  Capital   Business
                                         ------  ------  -------  ----------
Balance at September 30, 1992            33,856 $33,856 $284,143   $314,334
Net Income Available for Common Stock                                75,217
Dividends Declared on Common Stock
  ($1.52 Per Share)                                                 (53,644)
Common Stock Issued:
  Sale of Common Stock                    2,500   2,500   71,425
  Stock Options and Stock Award Plans        50      50      832
  401(k) Plans                              115     115    3,423
  Customer Stock Purchase Plan              140     140    4,101
Common Stock Issuance Costs                                 (247)
                                         ------ ------- --------   --------

Balance at September 30, 1993            36,661  36,661  363,677    335,907
Net Income Available for Common Stock                                85,672
Dividends Declared on Common Stock
  ($1.56 Per Share)                                                 (57,725)
Common Stock Issued:
  Acquisition of Natural Gas
    Production Assets                       108     108    3,523
  Stock Options and Stock Award Plans       164     164    1,163
  401(k) Plans                              136     136    4,234
  Customer Stock Purchase Plan              209     209    6,559
                                         ------ ------- --------   --------

Balance at September 30, 1994            37,278  37,278  379,156    363,854
Net Income Available for Common Stock                                75,894
Dividends Declared on Common Stock
  ($1.60 Per Share)                                                 (59,625)
Common Stock Issued:
  Stock Options and Stock Award Plans        22      22      377
  401(k) Plans                               88      88    2,310
  Customer Stock Purchase Plan               46      46    1,188
                                         ------ ------- --------

Balance at September 30, 1995            37,434 $37,434 $383,031   $380,123*
                                         ====== ======= ========   =========

* The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 1995, $305.7 million of accumulated earnings was free of such limitations.

Common Stock
The Company has various plans which allow shareholders, customers and employees to purchase shares of Company common stock. The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest cash dividends and/or make cash investments in the Company's common stock. The Customer Stock Purchase Plan provides residential customers the opportunity to acquire shares of Company common stock without the payment of any brokerage commission or service charges in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in Company common stock, in addition to a variety of other investment alternatives. At the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an agent.

Stock Options and Stock Award Plans
The Company's 1993 Award and Option Plan (1993 Plan) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to key

<PAGE 42>

employees. The 1983 Incentive Stock Option Plan (1983 Plan) provided for the issuance of incentive stock options to key employees, and the 1984 Stock Plan (1984 Plan) provided for awards of restricted stock, nonqualified stock options and stock appreciation rights to key employees. Stock options under all three plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant. Stock options outstanding do not have a materially dilutive effect on earnings per common share.

        Transactions involving option shares for all three plans are summarized as follows:

                           Number of
                         Shares Subject                Option Price
                           to Option                     Per Share
----------------------------------------------------------------------
Outstanding at
  September 30, 1992         618,096                 $15.59 to  $23.88
Granted in 1993              416,500                 $25.19 and $31.50
Exercised in 1993*           (78,750)                $15.59 to  $23.88
----------------------------------------------------------------------
Outstanding at
  September 30, 1993         955,846                 $15.59 to  $31.50
Granted in 1994              272,000                 $31.63
Exercised in 1994*           (60,509)                $18.00 to  $25.19
----------------------------------------------------------------------
Outstanding at
  September 30, 1994       1,167,337                 $15.59 to  $31.63
Granted in 1995              362,100                 $27.94
Forfeited in 1995            (11,532)                $25.19 to  $31.63
Exercised in 1995*           (17,615)                $15.59 to  $23.88
----------------------------------------------------------------------
Outstanding at
  September 30, 1995       1,500,290                 $18.00 to  $31.63
======================================================================

Shares Exercisable at
  September 30, 1995       1,138,190

Shares Reserved for
  Future Grant at
  September 30, 1995         795,148
-------------------------------------------------------------------------
* In connection with exercising these options,  3,192,  18,088 and 36,797 shares were surrendered and/or canceled during 1995, 1994 and 1993, respectively.

        On October 4, 1995, an additional 140,000 stock option shares were granted at an option price per share of $28.56.

        During 1995, 8,000 shares of restricted stock were awarded under the 1993 Plan, bringing the total, as of September 30, 1995, to 294,308 shares of restricted stock awarded under the 1984 Plan and 1993 Plan, since inception. Restrictions have lapsed respecting 148,814 of these shares. Of the remaining 145,494 shares of restricted stock, restrictions on 113,494 shares will lapse respecting one-sixth of such shares on each January 2, 1996 through 2001. Restrictions on 8,000 shares will lapse respecting one-fourth of such shares on each January 2, 1999 through 2002. Restrictions on 8,000 shares will lapse respecting one-fourth of such shares on each January 2, 2000 through 2003. Restrictions on 8,000 shares will lapse respecting one-fourth of such shares on each January 2, 2001 through 2004. Restrictions on 8,000 shares will lapse respecting one-fourth of such shares on each January 2, 2002 through 2005. The market value of the restricted stock on the date the award was made is being recorded as compensation expense over the periods over which the restrictions lapse. During the restriction period, share certificates are held by the Company.

<PAGE 43>

        In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123). This statement establishes a fair value based method of accounting for employee stock options or similar equity instruments and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans.

        SFAS 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to remain with this method are required to make pro forma disclosures of net income and earnings per share as if SFAS 123 accounting had been applied.

        The Company is required to adopt the disclosure requirements of SFAS 123 for its fiscal year ending September 30, 1997. Measurement of compensation cost under SFAS 123, if adopted, is effective for all awards granted after the beginning of the fiscal year in which that method is first applied. Management is currently reviewing the provisions of SFAS 123. If the fair value base measurement provisions are adopted, they are not expected to have a material impact on the results of operations or financial condition of the Company.

Redeemable Preferred Stock
As of September 30, 1995, there were 3,200,000 shares of $25 par value Cumulative Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:

At September 30 (in thousands)               1995        1994
                                             ----        ----
Debentures:
  7-3/4% due February 2004                 $125,000    $125,000

Medium-Term Notes:
  6.07% due May 1995                              -      55,000
  6.10% due May 1995                              -      20,000
  6.10% due June 1995                             -       1,000
  9.32% due June 1995                             -      20,000
  8.875% due December 1995                   20,000      20,000
  8.90% due December 1995                    38,500      38,500
  4.53% due September 1996                   30,000      30,000
  6.42% due November 1997                    50,000      50,000
  6.08% due July 1998                        50,000           -
  7.25% due July 1999                        50,000      50,000
  6.60% due February 2000                    50,000      50,000
  7.395% due March 2023                      49,000      49,000
  8.48% due July 2024*                       50,000      50,000
  7.375% due June 2025                       50,000           -
                                           --------    --------

                                            562,500     558,500
Less Current Portion                         88,500      96,000
                                           --------    --------

                                           $474,000    $462,500
                                           ========    ========
* Callable beginning July 1999.

        The aggregate principal amounts of long-term debt maturing for the next five years, including amounts classified as Current Portion of Long-Term Debt, are: $88.5 million in 1996, none in 1997, $100.0 million in 1998, $50.0 million in 1999 and $50.0 million in 2000.


<PAGE 44>


        During 1995, the Company issued an aggregate $100.0 million of medium-term notes. In June 1995, $50.0 million of 7.375% medium-term notes due in June 2025 were issued. After reflecting underwriting discounts and commissions, the proceeds to the Company from this issuance amounted to $49.3 million. In July 1995, $50.0 million of 6.08% medium-term notes due in July 1998 were issued. After reflecting underwriting discounts and commissions, the proceeds to the Company from this issuance amounted to $49.8 million.

        The Company has authority remaining under a shelf registration and has authority under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $120.0 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.

Note E - Short-Term Borrowings

The Company maintains uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. These lines are utilized primarily as a means of financing, on an interim basis, various working capital requirements and capital expenditures of the Company, including the Company's oil and gas exploration and development program and the purchase and storage of gas. Borrowings under these lines of credit are made at competitive money market rates, and the Company currently is authorized to borrow up to $400.0 million thereunder. These credit lines, which are callable at the option of the financial institutions, are reviewed on an annual basis and are expected to remain in place throughout 1996.

        The Company may also issue as much as $105.0 million of commercial paper from time to time, but in no event may its borrowings under its discretionary lines of credit, or through the issuance of commercial paper, exceed $400.0 million in the aggregate.

        Additionally,   the  Company  has  entered  into  an   agreement   that
establishes a 364-day committed revolving credit arrangement with seven commercial banks, under which it may borrow as much as $105.0 million. This arrangement may be utilized for general corporate purposes, including to support the issuance of commercial paper. The Company pays a fee to maintain this arrangement, and may borrow through this arrangement under four interest rate options. If amounts are borrowed under this arrangement, the $400.0 million available for borrowing under the discretionary lines of credit is correspondingly reduced. No borrowings under this arrangement were outstanding at September 30, 1995. The arrangement expires on September 19, 1996, and the Company expects to renew or replace all or most of this arrangement before then.

        The Company has recently filed with the SEC to borrow on a short-term basis for a five year period. With this request the Company is seeking to increase its short-term borrowing limits. The filing, if approved, would increase the Company's limit on commercial paper from $105.0 million to $300.0 million and would increase the aggregate maximum short-term borrowing level from $400.0 million to $600.0 million.

        At September 30, 1995, the Company had outstanding notes payable to banks and commercial paper of $52.6 million and $95.0 million, respectively. At September 30, 1994, the Company had outstanding notes payable to banks and commercial paper of $102.5 million and $10.0 million, respectively.

        The weighted average interest rate on notes payable to banks was 6.15% and 5.13% at September 30, 1995 and 1994, respectively. The weighted average interest rate on commercial paper was 5.85% and 5.09% at September 30, 1995 and 1994, respectively.


<PAGE 45>


Note F - Financial Instruments

Fair Values
The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

At September 30 (in thousands)            1995                     1994
                                  ----------------------    ------------------
                                  Carrying       Fair       Carrying   Fair
                                   Amount        Value       Amount    Value
                                  --------       -----      --------   -----
Long-Term Debt                    $562,500      $570,236    $558,500  $541,327
                                  ========      ========    ========  ========

The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay.

        Temporary cash investments, notes payable to banks and commercial paper are stated at amounts which approximate their fair value due to the short-term maturities of those financial instruments. Investments in life insurance are stated at their cash surrender values as discussed below.

Investments
Other assets consist principally of cash surrender values of insurance contracts. The cash surrender values of these insurance contracts amounted to $28.2 million and $21.3 million at September 30, 1995 and 1994, respectively. The insurance contracts were established as a funding mechanism for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments
The Company, in its Exploration and Production operations, has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These agreements are not held for trading purposes. The price swap agreements call for the Company to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC."

        The following summarizes the Company's activity under swap agreements during 1995 and 1994:

Year Ended September 30                      1995                  1994
                                        ---------------         -------------
Natural Gas Swap Agreements:
  Notional Amount - Equivalent
    Billion Cubic Feet (Bcf)                       16.3                   8.0
  Fixed Prices per Thousand Cubic
    Feet (Mcf)                            $1.73 - $2.38         $2.16 - $2.38
  Variable Prices per Mcf                 $1.35 - $1.76         $1.44 - $2.44
  Gain                                       $7,157,000            $1,986,000

Crude Oil Swap Agreements:
  Notional Amount - Equivalent
    Barrels (bbl)                               711,000              -
  Fixed Prices per bbl                  $16.68 - $19.60              -
  Variable Prices per bbl               $17.16 - $19.89              -
  Loss                                        $(221,000)             -


<PAGE 46>


         The Company had the following swap agreements outstanding at September 30, 1995:

Natural Gas Swap Agreements:
                           Notional Amount
   Fiscal Year             (Equivalent Bcf)                Fixed Price per Mcf
   -----------             ----------------                -------------------
      1996                       17.6                         $1.70 - $2.16
      1997                        3.9                         $1.70 - $1.98
      1997                        1.7                              (1)
      1998                        0.6                              (1)
                                 ----
                                 23.8
                                 ====

Crude Oil Swap Agreements:
                           Notional Amount
   Fiscal Year             (Equivalent bbl)                Fixed Price per bbl
   -----------             ----------------                -------------------
      1996                      946,000                      $17.40 - $19.00
      1997                      738,000                      $17.40 - $18.33
      1998                       96,000                      $18.31
                              ---------
                              1,780,000
                              =========

(1)  Price to be set according to market prices at a future date.

        Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. Based upon the September 30, 1995 variable prices of these price swap agreements, there is an unrecognized gain of approximately $6.7 million. The actual gain or loss realized upon settlement of these price swap agreements will depend upon the variable price at the time of settlement.

        The Company has SEC authority to enter into interest rate swaps associated with short-term and long-term borrowings up to a notional amount of $350.0 million. However, within this combined limitation, the Company may only enter into interest rate swaps associated with short-term borrowings up to a notional amount of $200.0 million. No such agreements were entered into in 1995 and none are currently outstanding.

Credit Risk
Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company is at risk in the event of nonperformance by counterparties on investments, such as temporary cash investments and cash surrender values of insurance contracts, and on its derivative financial instruments. The counterparties to the Company's investments and derivative financial instruments are investment grade financial institutions. Furthermore, the Company has guarantees from counterparty affiliates on a large portion of its derivative financial instruments. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

Note G - Retirement Plan and Other Post-Employment Benefits

Retirement Plan
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Plan) that covers substantially all employees of the Company. The Plan uses years of service, age at retirement and earnings of employees to determine benefits.

        The Company's policy is to fund at least an amount necessary to satisfy the minimum funding requirements of applicable laws and regulations and not more than the maximum amount deductible for federal income tax purposes. Plan funding is subject to annual review by management and its consulting actuary. Plan assets primarily consist of equity and fixed income investments and units in commingled funds. In 1994, a plan amendment was adopted which provided for

<PAGE 47>

an early retirement window program which was accounted for under the rules prescribed by SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." For ratemaking purposes, pension expense equals the amount funded less amounts capitalized. Since Plan funding has not been required in recent years, the Company deferred the pension expense associated with its regulated subsidiaries. The amounts deferred are expected to be recovered in rates as contributions are made to the Plan. The actuarial valuation funding report for the 1996 Plan year indicates that a contribution to the Plan is required. Rate recovery for the Distribution Corporation portion of pension costs began with rates that went into effect on September 20, 1995 and September 27, 1995 in New York and Pennsylvania, respectively.

        The components of net periodic pension expense were as follows:

Year Ended September 30 (in thousands)            1995       1994       1993
                                                  ----       ----       ----
Service Cost                                    $ 9,680    $10,441    $ 9,181
Interest Cost                                    28,338     26,532     24,258
Actual Return on Plan Assets                    (47,591)   (16,212)   (35,657)
Net Amortization and Deferral                    13,570    (16,603)     4,287
Early Retirement Window                               -      2,855          -
                                                -------    -------    -------
Net Periodic Pension Cost                         3,997      7,013      2,069
Deferred for Regulatory Purposes                 (3,848)    (6,875)    (2,012)
                                                -------    -------    -------
Pension Cost Recognized in
  Consolidated Statement of Income              $   149    $   138    $    57
                                                =======    =======    =======

        The projected benefit obligation was determined using an assumed discount rate of 8% in 1995, 8.5% in 1994 and 7.75% in 1993. The assumed rate of compensation increase was 5% for all three years. The expected long-term rate of return on Plan assets was 8.5% for all three years. The unrecognized net asset that arose from the initial application of SFAS 87, "Employers' Accounting for Pensions," is being amortized on a straight-line basis over the future working lifetime of those expected to receive benefits under the Plan. In 1995, in addition to the decrease in the discount rate from 8.5% to 8%, the mortality assumption was changed by using a more current mortality table and rates of assumed retirement were revised to more accurately reflect actual retirement experience. The effect of the discount rate change was to increase the projected benefit obligation (PBO) by $22.8 million. The effect of the mortality and retirement rate changes was to increase the PBO by $15.4 million.

        A reconciliation of the Plan's funded status as determined by the Company's consulting actuary is presented in the following table:

At September 30 (in thousands)                           1995          1994
                                                         ----          ----
Actuarial Present Value of:
  Vested Benefit Obligation                            $287,470      $245,095
                                                       ========      ========

  Accumulated Benefit Obligation                       $333,597      $282,340
                                                       ========      ========

  Projected Benefit Obligation                         $404,157      $342,050

Plan Assets at Fair Value                               399,608       370,150
                                                       --------      --------
Funded Status                                            (4,549)       28,100
Unrecognized Net Asset                                  (33,335)      (37,502)
Unrecognized Prior Service Cost                          12,446        13,339
Unrecognized Net Loss (Gain)                              5,419       (19,959)
                                                       --------      --------
Pension Liability                                       (20,019)      (16,022)
Deferred for Regulatory Purposes                         18,849        15,001
                                                       --------      --------
Pension Liability Recognized on Consolidated
  Balance Sheets                                       $ (1,170)     $ (1,021)
                                                       ========      ========


<PAGE 48>


Other Post-Retirement Benefits
In addition to providing retirement plan benefits, the Company provides health care and life insurance benefits for substantially all retired employees under a post-retirement benefit plan (Post-Retirement Plan).

        The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), effective October 1, 1993. This statement required the Company to change its accounting for these post-retirement benefits from the "pay-as-you-go" (cash) basis to the accrual basis.

        The   Company  has   established   Voluntary   Employees'   Beneficiary
Association (VEBA) trusts for collectively bargained employees and non-bargaining employees. The VEBA trusts are similar to the Company's
Retirement Plan trust. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations. Contributions to the VEBA trusts are made to fund employees' post-retirement health care and life insurance benefits, as well as benefits as they are paid to current retirees. Post-Retirement Plan assets primarily consist of equity and fixed income investments and money market funds.

        The Company has elected to amortize the initial accumulated liability to net periodic post-retirement benefit cost on a straight-line basis over a 20-year period. Total post-retirement benefit cost under SFAS 106 was $24.4 million and $23.5 million in 1995 and 1994, respectively, compared with the costs based on cash payments for retiree health care and life insurance benefits of $6.0 million in 1993.

        The components of net periodic post-retirement benefit cost were as follows:

Year Ended September 30 (in thousands)                    1995        1994
                                                          ----        ----
Service Cost                                             $ 3,394     $ 3,974
Interest Cost                                             13,027      13,714
Actual Return on Post-Retirement Plan Assets              (4,613)     (1,035)
Net Amortization and Deferral                              8,739       8,628
                                                         -------     -------
Net Periodic Post-Retirement Benefit Cost                 20,547      25,281
Deferred for Regulatory Purposes, Net                      3,853      (1,751)
                                                         -------     -------
Post-Retirement Benefit Cost
  Recognized in Consolidated Statement of Income         $24,400     $23,530
                                                         =======     =======

        The weighted-average assumed discount rate used in determining the accumulated post-retirement benefit obligation was 8% in 1995 and 8.5% in 1994. The average assumed annual rate of salary increase for the applicable life insurance plans was 5% for both years. The expected long-term rate of return on Post-Retirement Plan assets was 8.5% for both years.

        The annual rate of increase in the per capita cost of covered medical care benefits for the active participants and medical plans available to new retirees was assumed to be 13% for 1994 and 12% for 1995; this rate was assumed to decrease gradually to 5.5% by the year 2002 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered medical care benefits for the medical plans not available to new retirees was assumed to be 8% for 1994, 7% for 1995, 6% for 1996 and 5.5% for each year after 1996. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 14% for 1994 and 10% for 1995. This rate was assumed to decrease gradually to 5.5% by the year 2005 and remain level thereafter. The annual rate increase in the per capita Medicare Part B Reimbursement was assumed to be 12.3% in 1994, 12.2% in 1995, 12% for 1996 and 5.5% for each year after 1996. In 1995, in addition to the decrease in the discount rate from 8.5% to 8%, there were plan changes to the prescription drug and life insurance post-retirement benefits. The effect of


<PAGE 49>


the discount rate change was to increase the accumulated post-retirement benefit obligation (APBO) by $25.8 million. The net effect of the plan changes was to reduce the APBO by $6.4 million.

        A reconciliation of the Post-Retirement Plan's funded status as determined by the Company's consulting actuary is in the following table:

At September 30 (in thousands)                            1995        1994
                                                          ----        ----
Accumulated Post-Retirement Benefit Obligation:
  Inactives                                            $ 76,272     $ 63,934
  Actives Fully Eligible                                 36,223       31,983
  Actives Not Yet Fully Eligible                         70,620       60,059
                                                       --------     --------
                                                        183,115      155,976
Fair Value of Post-Retirement Plan Assets                48,678       29,035
                                                       --------     --------
Funded Status                                          (134,437)    (126,941)
Unrecognized Transition Obligation                      141,561      156,210
Unrecognized Net Gain                                    (8,930)     (31,776)
                                                       --------     --------
Post-Retirement Liability                                (1,806)      (2,507)
Deferred for Regulatory Purposes, Net                    (2,102)       1,751
                                                       ---------    --------
Post-Retirement Benefit Liability Recognized
  on Consolidated Balance Sheets                       $ (3,908)    $   (756)
                                                       ========     ========

        The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the APBO as of October 1, 1994, would be increased by $23.3 million. This 1% change would also increase the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1995 by $2.8 million.

        Distribution Corporation and Supply Corporation represent virtually all of the Company's total post-retirement benefit costs. Distribution Corporation and Supply Corporation are fully recovering their net periodic post-retirement benefit costs in accordance with the PSC and the Pennsylvania Public Utility Commission (PaPUC) and FERC authorization, respectively. In accordance with regulatory guidelines, the difference between the amounts of post-retirement benefit costs recoverable in rates and the amounts of post-retirement benefit costs determined by the actuary are deferred in each jurisdiction as either a regulatory asset or liability, as appropriate.

Post-Employment Benefits
In November 1992, the FASB issued SFAS 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), which establishes standards of financial accounting and reporting for benefits, such as salary continuation, severance pay, workers' compensation and other disability-related benefits, provided to former or inactive employees subsequent to employment but prior to retirement. The Company adopted SFAS 112 in the fourth quarter of 1994. The Consolidated Statement of Income for 1994 includes a charge of $0.6 million, net of income taxes, as a cumulative effect of a change in accounting principle.

Note H - Commitments and Contingencies

Leases
The Company has entered into lease agreements, principally for the use of office space, business machines, transportation equipment and meters. The Company's policy is to treat all leases as operating leases for both accounting and ratemaking purposes. Total lease expense approximated $16.3 million in 1995, $17.2 million in 1994 and $16.9 million in 1993. At September 30, 1995, the future minimum payments under the Company's lease agreements for the next five years are: $13.9 million in 1996, $10.9 million in 1997, $7.6 million in 1998, $5.1 million in 1999 and $3.6 million in 2000. The future minimum lease payments attributable to later years is $9.7 million.


<PAGE 50>


Obligations Under Firm Contracts
Distribution Corporation has agreements with five nonaffiliated upstream pipeline companies that provide for the availability of needed pipeline transportation capacity for periods that extend through 2004. These agreements provide for payment of a demand or reservation charge, at FERC-approved rates, for contracted capacity. Distribution Corporation has various gas purchase agreements with nonaffiliated gas producers that require payment of fixed monthly charges. These charges are tied to various indices. These agreements have an average term of six years. Additionally, Distribution Corporation has agreements with two nonaffiliated companies for gas storage services through 2004 that require payment of a demand charge, at FERC-approved rates, for contracted storage. At September 30, 1995, the projected aggregate amounts of such required future payments, based on current FERC-approved rates and current indices, where applicable, are approximately $97.7 million, $12.7 million and $2.0 million annually for the next five years, for pipeline capacity, gas purchases and storage service, respectively. Additionally, these agreements call for the payment of commodity charges based upon actual quantities shipped, purchased and stored.

        These obligations under firm contracts are considered purchased gas costs, subject to state commission review, and are being recovered in customer rates through the inclusion in Distribution Corporation's rate schedules.

        For the fiscal year ended September 30, 1995, total gross costs incurred under these contracts, including commodity charges on actual quantities shipped, purchased and stored, amounted to $270.7 million.

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

        Distribution Corporation has incurred and is incurring clean-up costs at four former manufactured gas plant sites. Distribution Corporation owns two of those sites in New York and one in Pennsylvania. Distribution Corporation has been designated by the New York Department of Environmental Conservation (DEC) as a potentially responsible party (PRP) with respect to a third New York site, and is also engaged in litigation with the DEC and the party who bought the site from Distribution Corporation's predecessor. Distribution Corporation's estimated clean-up costs for all four sites have been accrued.

        Distribution Corporation is also currently identified by the DEC or the federal Environmental Protection Agency as one of a number of companies considered to be PRPs with respect to several waste disposal sites in New York which were operated by unrelated third parties. The PRPs are alleged to have contributed to the materials that may have been collected at such waste disposal sites by the site operators. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional PRPs at each site and the portion, if any, attributed to Distribution Corporation. Distribution Corporation's estimated share of the clean-up costs has been accrued for two of these sites.

        It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to all of the above noted sites are in the range of $8.1 million to $9.5 million. At September 30, 1995, Distribution Corporation has recorded the minimum liability of $8.1 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.


<PAGE 51>


        In New York, Distribution Corporation has received approval from the PSC to defer and amortize both former manufactured gas and non-manufactured gas plant site investigation and remediation costs over a three-year period for each site. These costs are then included in rate cases for recovery through base rates. Distribution Corporation is currently recovering such costs in this manner. In Pennsylvania, Distribution Corporation expects to recover such costs in rates as the PaPUC has allowed recovery of other environmental clean-up costs in rate cases. Accordingly, the Consolidated Balance Sheets at September 30, 1995, include related regulatory assets in the amount of approximately $7.5 million.

        The Company is in compliance with the current standards of the Clean Air Act Amendments of 1990 (the Act). Supply Corporation's compressor stations in New York and Pennsylvania were affected by the nitrogen oxide emission standards of the Act. Supply Corporation incurred capital expenditures for emission controls of approximately $0.6 million in 1994 and $5.1 million in 1995 to bring its emission controls into compliance with the Act. The Company does not anticipate incurring significant additional capital expenditures to comply with the current standards of the Act.

Other
The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these other regulatory matters, are expected to have a material adverse effect on the financial condition of the Company at this time.

Note I - Business Segment Information

The Company includes operations which are rate-regulated (regulated) and operations which are not regulated as to their rates (nonregulated). The regulated operations fall primarily within two business segments: Utility
Operation and Pipeline and Storage. The nonregulated operations consist principally of the Exploration and Production business segment. Other Nonregulated operations consist primarily of the Company's sawmill and dry kiln operations, natural gas marketing operations, natural gas hub operations and pipeline construction operations (which were discontinued during 1995, the effect of which was immaterial to the Company). Late in 1995, the Company formed a subsidiary for the purpose of investing in foreign and domestic energy projects.

        The Utility Operation is regulated by the PSC and the PaPUC and is carried out by Distribution Corporation. Distribution Corporation sells and transports gas to retail customers located in western New York and northwestern Pennsylvania. It also provides off-system sales to customers located in regions through which the upstream pipelines serving Distribution Corporation pass (i.e., from the southwestern to northeastern regions of the United States). Pipeline and Storage operations are regulated by the FERC and are carried out by Supply Corporation. Supply Corporation transports and stores natural gas for utilities and pipeline companies in the northeastern United States markets. In 1995, 48% of Supply Corporation's revenue was from affiliated companies, mainly Distribution Corporation.

        Seneca is engaged in exploration for, and development and purchase of, oil and natural gas reserves in the Gulf Coast, and the southwestern, western and Appalachian regions of the United States. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells. Highland Land & Minerals, Inc. operates a sawmill and dry kiln operation in Pennsylvania. NFR is engaged in the marketing and brokerage of natural gas and performs energy management services for utilities and end-users in the northeastern United States markets. Leidy Hub, Inc. is engaged in the

<PAGE 52>

Company's natural gas hub operations, providing services to customers in the northeastern, mid-Atlantic, Chicago and Los Angeles areas of the United States and Ontario, Canada. Horizon Energy Development, Inc. was formed in 1995 to engage in foreign and domestic energy projects. Utility Constructors, Inc. was engaged in the Company's pipeline construction operations prior to the discontinuance of its operations in the third quarter of fiscal 1995.

        The data presented in the tables below reflect the Company's regulated and nonregulated business segments for the years ended September 30, 1995, 1994 and 1993. Total operating revenues by segment include both revenues from nonaffiliated customers and intersegment revenues. Operating income is total operating revenues less operating expenses, not including income taxes. The elimination of significant intercompany balances and transactions, if appropriate, is made in order to reconcile segment information with consolidated amounts. Identifiable assets of a segment are those assets that are used in the operations of that segment. Corporate assets are principally cash and temporary cash investments, receivables, deferred charges and cash surrender values of insurance contracts.

Year Ended September 30 (in thousands)    1995          1994          1993
                                          ----          ----          ----
Operating Revenues
Regulated:
  Utility Operation                    $  786,064    $  931,673    $  836,618
  Pipeline and Storage                    164,587       153,121       534,568
                                       ----------    ----------    ----------
                                          950,651     1,084,794     1,371,186
                                       ----------    ----------    ----------

Nonregulated:
  Exploration and Production               56,232        70,261        58,636
  Other                                    57,075        72,036        42,099
                                       ----------    ----------    ----------
                                          113,307       142,297       100,735
                                       ----------    ----------    ----------

  Intersegment Revenues*                  (88,462)      (85,767)     (451,539)
                                       ----------    ----------    ----------
                                       $  975,496    $1,141,324    $1,020,382
                                       ==========    ==========    ==========

Operating Income (Loss) Before
  Income Taxes
Regulated:
  Utility Operation                    $   83,774      $ 90,584      $ 86,690
  Pipeline and Storage                     67,884        62,302        67,375
                                       ----------      --------      --------
                                          151,658       152,886       154,065
                                       ----------      --------      --------

Nonregulated:
  Exploration and Production               16,404        21,767        12,980
  Other                                     3,021         2,505          (986)
                                       ----------      --------      --------
                                           19,425        24,272        11,994
                                       ----------      --------      --------

Corporate                                  (2,805)       (3,463)       (2,730)
                                       ----------      --------      --------

                                       $  168,278      $173,695      $163,329
                                       ==========      ========      ========


<PAGE 53>

Identifiable Assets
At September 30 (in thousands)
Regulated:
  Utility Operation                    $1,100,236    $1,106,053    $  961,990
  Pipeline and Storage                    512,546       498,798       491,291
                                       ----------    ----------    ----------
                                        1,612,782     1,604,851     1,453,281
                                       ----------    ----------    ----------

Nonregulated:
  Exploration and Production              351,262       311,037       290,346
  Other                                    33,734        33,357        27,867
                                       ----------    ----------    ----------
                                          384,996       344,394       318,213
                                       ----------    ----------    ----------
Corporate                                  40,524        32,412        30,046
                                       ----------    ----------    ----------

                                       $2,038,302    $1,981,657    $1,801,540
                                       ==========    ==========    ==========

* Represents revenue primarily from Pipeline and Storage to Utility Operation.

Year Ended September 30 (in thousands)       1995         1994          1993
                                             ----         ----          ----
Depreciation, Depletion and Amortization
Regulated:
  Utility Operation                        $ 30,052     $ 28,216       $27,137
  Pipeline and Storage                       19,320       17,516        16,347
                                           --------     --------       -------
                                             49,372       45,732        43,484
                                           --------     --------       -------

Nonregulated:
  Exploration and Production                 21,201       27,496        24,249
  Other                                       1,203        1,530         1,686
                                           --------     --------       -------
                                             22,404       29,026        25,935
                                           --------     --------       -------
Corporate                                         6            6             6
                                           --------     --------       -------

                                           $ 71,782     $ 74,764       $69,425
                                           ========     ========       =======

Capital Expenditures
Regulated:
  Utility Operation                        $ 64,844     $ 61,715      $ 61,803
  Pipeline and Storage                       38,678       20,472        27,420
                                           --------     --------      --------
                                            103,522       82,187        89,223
                                           --------     --------      --------

Nonregulated:
  Exploration and Production                 69,741       52,458        36,473
  Other                                       9,563        3,603         6,229
                                           --------     --------      --------
                                             79,304       56,061        42,702
                                           --------     --------      --------
Corporate                                         -           20             1
                                           --------     --------      --------

                                           $182,826     $138,268      $131,926
                                           ========     ========      ========

Note J - Quarterly Financial Data (unaudited)

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


<PAGE 54>


        Financial data for the quarters ended December 31, 1994, March 31, 1995, and June 30, 1995 have been restated to reflect the application of a final rule issued by the FERC in September 1995, which addresses and clarifies financial reporting aspects of the current practices for unbundled pipeline sales and open access transportation.

        Financial data for the quarter ended September 30, 1995 reflects the recording of $4.3 million and $3.7 million of operating expenses by Distribution Corporation and Supply Corporation, respectively. Distribution Corporation recognized an additional $4.3 million of gas cost expense as a result of the annual reconciliation of gas costs in its New York jurisdiction, which is performed in August of each year. This reconciliation determined an amount of lost and unaccounted-for gas in excess of that allowed to be recovered by the PSC. Supply Corporation recorded a reserve in the amount of $3.7 million for previously deferred preliminary survey and investigation charges related to a storage project.

        Financial data for the quarters ended December 31, 1993 and September 30, 1994, reflect the Company's adoption of SFAS 109 and SFAS 112, respectively. As discussed in Note A - Summary of Significant Accounting Policies, the Company adopted SFAS 109 during the quarter ended December 31, 1993. The cumulative effect of this change increased net income by $3.8 million. As discussed in Note G - Retirement Plan and Other Post-Employment Benefits, the Company adopted SFAS 112 during the quarter ended September 30, 1994. The cumulative effect of this change decreased net income by $0.6 million.

                                                   Income     Net Income     Earnings
                                                   Before    Available for     Per
      Quarter              Operating  Operating  Cumulative     Common        Common
       Ended               Revenues    Income      Effect       Stock          Share
      -------              ---------  ---------  ----------  -------------   --------

1995   (in thousands, except earnings per common share)
-------------------------------------------------------------------------------------
12/31/94
 - As Previously Reported   $271,548   $38,578    $25,861       $25,861       $ .69
 - As Restated              $279,332   $43,288    $30,571       $30,571       $ .82

3/31/95
 - As Previously Reported   $376,680   $55,197    $42,047       $42,047       $1.12
 - As Restated              $378,762   $56,457    $43,307       $43,307       $1.16

6/30/95
 - As Previously Reported   $191,480   $17,789    $ 7,783       $ 7,783       $ .21
 - As Restated              $193,461   $18,987    $ 8,981       $ 8,981       $ .24

9/30/95                     $123,941   $ 5,667    $(6,965)      $(6,965)      $(.19)

1994   (in thousands, except earnings per common share)
-------------------------------------------------------------------------------------

12/31/93                    $310,131   $38,745    $27,800       $31,626*      $ .86 *
 3/31/94                    $473,722   $54,686    $43,839       $43,839       $1.18
 6/30/94                    $216,281   $19,782    $ 9,833       $ 9,833       $ .26
 9/30/94                    $141,190   $12,690    $   963       $   374*      $ .01 *

* Includes Cumulative Effect of Changes in Accounting as discussed above.

Note K - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 1995, there were 21,429 holders of National Fuel Gas Company common stock. The market for the common stock is the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found

<PAGE 55>


in Note D - Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 1994 and 1995, are shown below:

                                         Price Range           Dividends
Quarter Ended                          High       Low          Declared
-------------                          ----       ---          ---------
    1994
    ----
  12/31/93                            $36-5/8    $32-1/2         $.385
   3/31/94                            $36-1/4    $29-7/8         $.385
   6/30/94                            $32-7/8    $28-3/8         $.395
   9/30/94                            $31-7/8    $28-7/8         $.395

    1995
    ----
  12/31/94                            $30        $25-1/4         $.395
   3/31/95                            $28-1/2    $25             $.395
   6/30/95                            $30-3/4    $27-1/2         $.405
   9/30/95                            $29-5/8    $26-1/2         $.405

Note L - Supplementary Information for Oil and Gas Producing Activities

The following supplementary information is presented in accordance with SFAS 69, "Disclosures about Oil and Gas Producing Activities," and related SEC accounting rules.

Capitalized Costs Relating to Oil and Gas Producing Activities

At September 30 (in thousands)                       1995           1994
                                                     ----           ----
Capitalized Costs Subject to Amortization          $495,802       $442,224
Capitalized Acquisition Costs Excluded
  from Amortization                                  28,565         16,636
                                                   --------       --------
                                                    524,367        458,860

Less - Accumulated Depreciation, Depletion
  and Amortization                                  188,241        167,592
                                                   --------       --------

                                                   $336,126       $291,268
                                                   ========       ========

        Certain  costs  excluded  from   amortization   represent   unevaluated
properties that require additional drilling to determine the existence of oil and gas reserves. The remaining costs, incurred during and prior to 1995, consist of individually insignificant oil and gas leases still early in their primary terms and individually insignificant unproved perpetual oil and gas rights.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development
Activities

Year Ended September 30 (in thousands)           1995       1994       1993
                                                 ----       ----       ----
Property Acquisition Costs                      $25,305    $ 8,215    $ 9,027
Exploration Costs                                18,588     17,855     10,140
Development Costs                                25,161     25,102     16,258
Other                                               559        259         25
                                                -------    -------    -------
                                                $69,613    $51,431    $35,450
                                                =======    =======    =======


<PAGE 56>

Results of Operations for Producing Activities

Year Ended September 30 (in thousands)           1995       1994       1993
                                                 ----       ----       ----
Operating Revenues:
  Natural Gas (includes revenues from sales
    to affiliates of $8,650, $5,456 and
    $11,474, respectively)                      $34,849    $50,803    $43,679
  Oil, Condensate and Other Liquids              11,948     15,307     13,943
                                                -------    -------    -------

Total Operating Revenues                         46,797     66,110     57,622

Production/Lifting Costs                         11,215     13,177     13,452

Depreciation, Depletion and Amortization
  ($0.44, $0.41 and $0.42, respectively, per
  dollar of operating revenues)                  20,528     26,992     23,995

Income Tax Expense                                4,301      7,907      4,311
                                                -------    -------    -------

Results of Operations for Producing
  Activities (excluding corporate overheads
  and interest charges)                         $10,753    $18,034    $15,864
                                                =======    =======    =======

Reserve Quantity Information (unaudited)

The Company's proved oil and gas reserves are located in the United States. The estimated quantities of proved reserves disclosed in the table below are based upon estimates by qualified Company geologists and engineers and are audited by independent petroleum engineers. Such estimates are inherently imprecise and may be subject to substantial revisions as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions.


<PAGE 57>

                                      Gas                        Oil
Year Ended                            MMcf                       Mbbl
                           --------------------------   ----------------------
September 30                 1995     1994     1993      1995    1994    1993
                             ----     ----     ----      ----    ----    ----
Proved Developed and
Undeveloped Reserves:

  Beginning of Year         247,447  175,051  179,811   17,495  18,519  19,805

    Extensions and
      Discoveries             9,912   94,733   26,416    3,863   1,666   1,713

    Revisions of
      Previous Estimates    (21,046)  (2,075)  (3,962)     (60) (1,660) (1,995)

    Production              (20,942) (23,273) (19,874)    (739) (1,030)   (831)

    Sales of Minerals in
      Place                  (4,685)     (32)  (7,401)    (474)      -    (173)

    Purchases of Minerals
      in Place and Other     10,773    3,043       61    2,780       -       -
                            -------  -------  -------   ------  ------  ------

  End of Year               221,459  247,447  175,051   22,865  17,495  18,519
                            =======  =======  =======   ======  ======  ======

Proved Developed Reserves:

  Beginning of Year         179,291  134,712  126,176   10,110  10,801  11,437
                            =======  =======  =======   ======  ======  ======

  End of Year               162,504  179,291  134,712   14,937  10,110  10,801
                            =======  =======  =======   ======  ======  ======

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


<PAGE 58>

Year Ended September 30 (in thousands)           1995       1994       1993
                                                 ----       ----       ----
Future Cash Inflows                            $738,711   $705,874   $689,198
Less:
  Future Production and Development Costs       272,268    252,901    240,417
  Future Income Tax Expense at
    Applicable Statutory Rate                   129,055    131,060    132,528
                                               --------   --------   --------
Future Net Cash Flows                           337,388    321,913    316,253
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                         92,120    106,647    106,598
                                               --------   --------   --------
Standardized Measure of Discounted Future
    Net Cash Flows                             $245,268   $215,266   $209,655
                                               ========   ========   ========

        The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

Year Ended September 30 (in thousands)           1995       1994       1993
                                                 ----       ----       ----
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year          $215,266   $209,655   $240,291
    Sales, Net of Production Costs              (35,582)   (52,933)   (44,170)
    Net Changes in Prices, Net of
      Production Costs                           10,757    (48,149)   (52,266)
    Purchases of Minerals in Place               18,602      2,793         61
    Sales of Minerals in Place                   (5,688)       (29)    (7,286)
    Extensions and Discoveries                   47,236     96,134     61,476
    Changes in Estimated Future
      Development Costs                         (50,366)   (36,466)   (30,555)
    Previously Estimated Development
      Costs Incurred                             39,833     22,941     30,888
    Net Change in Income Taxes at
      Applicable Statutory Rate                  (6,838)     3,098      5,476
    Revisions of Previous Quantity
      Estimates                                 (20,934)   (11,042)   (25,891)
    Accretion of Discount and Other              32,982     29,264     31,631
                                               --------   --------   --------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year         $245,268   $215,266   $209,655
                                               ========   ========   ========


<PAGE 59>


                   NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts


                                 (in thousands)
                                  ------------

                                       Additions
                                ----------------------
                    Balance at  Charged to  Charged to              Balance at
                    Beginning   Costs and     Other     Deductions    End of
Description         of Period    Expenses    Accounts     (Note)      Period
-----------         ----------  ----------  ----------  ----------  ----------
Year Ended September 30, 1995
-----------------------------

Reserve for Doubtful
 Accounts             $ 5,055     $15,187     $    -      $14,318      $5,924
                      =======     =======     ======       ======      ======



Year Ended September 30, 1994
-----------------------------

Reserve for Doubtful
 Accounts             $ 5,739     $11,443     $    -      $12,127      $ 5,055
                      =======     =======     ======      =======      =======



Year Ended September 30, 1993
-----------------------------

Reserve for Doubtful
 Accounts             $ 5,900     $ 8,713     $    -      $8,874       $ 5,739
                      =======     =======     ======      ======       =======


Note - Amounts represent net accounts receivable written-off.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 15, 1996 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1995. The information provided in such definitive Proxy Statement is incorporated herein by reference. Information concerning the Company's executive officers can be found in Part I, Item 1, of this report.

ITEM 11  Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 15, 1996 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1995. The information provided in such definitive Proxy Statement is incorporated herein by reference.

<PAGE 60>


ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 15, 1996 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1995. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions

At September 30, 1995, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.


                                    PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)    Financial Statement Schedules
                All financial statement schedules filed as part of this report are included in Item 8 of this Form 10-K and reference is made thereto.

         (b)    Reports on Form 8-K
                None

         (c)    Exhibits

                Exhibit
                Number             Description of Exhibits
                -------            -----------------------

                3(i)         Articles of Incorporation:

                   * Restated Certificate of Incorporation of National Fuel Gas Company, dated March 15, 1985 (Exhibit 10-OO, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

                 3.1 Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated March 9, 1987

                 3.2 Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated February 22, 1988

                   * Certificate of Amendment of Restated Certificate of Incorporation, dated March 17, 1992 (Exhibit EX-3(a), Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

               3(ii)         By-Laws:

                   * National Fuel Gas Company By-Laws as amended through June 9, 1994 (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                 (4) Instruments Defining the Rights of Security Holders, Including Indentures:

                   * Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)


<PAGE 61>


                   * Ninth Supplemental Indenture dated as of January 1, 1990, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.4, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

                   * Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992 in File No. 1-3880)

                   * Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992 in File No. 1-3880)

                   * Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992 in File No. 1-3880)

                   * Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

                   * Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                (10)         Material Contracts:

                (ii) (B) Contracts upon which Registrant's business is substantially dependent:

                10.1 Service Agreement with Empire State Pipeline under Rate Schedule FT, dated December 15, 1994. [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

                10.2 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated August 1, 1993

                10.3 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated September 19, 1995

                10.4 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993


<PAGE62>


                10.5 Amendment dated as of May 1, 1995 to Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993

                10.6 Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated August 1, 1993

                10.7 Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated October 1, 1993

                   * Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FTS, dated November 1, 1993 and executed February 13, 1994
                             (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FSS, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule SST, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Gas Transportation Agreement with Tennessee Gas Pipeline Company under Rate Schedule FT-A (Zone 4), dated September 1, 1993 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Gas Transportation Agreement with Tennessee Gas Pipeline Company under Rate Schedule FT-A (Zone 5), dated September 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Service Agreement with Texas Eastern Transmission Corporation under Rate Schedule CDS, dated June 1, 1993 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Service Agreement with Texas Eastern Transmission Corporation under Rate Schedule FT-1, dated June 1, 1993 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Service Agreement with CNG Transmission Corporation under Rate Schedule FT, dated October 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Service Agreement with CNG Transmission Corporation under Rate Schedule GSS, dated October 1, 1993 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)


<PAGE 63>


               (iii)    Compensatory plans for officers:

                   * Employment Agreement, dated September 17, 1981, with Bernard J. Kennedy (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   *     Eighth Extension to Employment Agreement with Bernard
                         J. Kennedy, dated September 20, 1991 (Exhibit 10-SS, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

                   * National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993 (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

                   * National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

                   * National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

                10.8 Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated October 27, 1995

                   * Change in Control Agreement, dated May 1, 1992, with Philip C. Ackerman (Exhibit EX-10.4, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

                   * Change in Control Agreement, dated May 1, 1992, with Richard Hare (Exhibit EX-10.5, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

                   * Change in Control Agreement, dated May 1, 1992 with William J. Hill (Exhibit EX-10.6, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

                   * Agreement, dated August 1, 1989, with Richard Hare (Exhibit 10-Q, Form 10-K for fiscal year ended September 30, 1989 in File No. 1-3880)

                   * National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                10.9 Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995

               10.10 National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995

                   * Executive Death Benefits Agreement, dated April 1, 1991, with William J. Hill (Exhibit EX-10.8, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)


<PAGE 64>


                   * Split Dollar Death Benefits Agreement, dated April 1, 1991, with Richard Hare (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Amendment to Split Dollar Death Benefits Agreement, dated March 15, 1994, with Richard Hare (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Split Dollar Death Benefits Agreement, dated April 1, 1991, with Philip C. Ackerman (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Amendment to Split Dollar Death Benefits Agreement, dated March 15, 1994, with Philip C. Ackerman (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Death Benefits Agreement, dated August 28, 1991, with Bernard J. Kennedy (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

               10.11 Amendment to Death Benefit Agreement of August 28, 1991 with Bernard J. Kennedy, dated March 15, 1994

                   * Summary of Annual at Risk Compensation Incentive Program (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of December 5, 1991 (Exhibit 10-UU, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

                (12)     Computation of Ratio of Earnings to Fixed Charges

                (13) Discussion of the Company's business segments as contained in the 1995 Annual Report and incorporated by reference into this Form 10-K

                (21)     Subsidiaries of the Registrant:
                         See Item 1 of Part I of this Annual Report on Form 10-K

                (23)     Consents of Experts and Counsel:
                23.1     Consent of Ralph E. Davis Associates, Inc.
                23.2     Consent of Independent Accountants

                (27)     Financial Data Schedules

                (99)     Additional Exhibits:
                99.1     Report of Ralph E. Davis Associates, Inc.

        All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.


* Incorporated herein by reference as indicated.


<PAGE 65>


                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  National Fuel Gas Company
                                                        (Registrant)
                                              ---------------------------------


                                              By      /s/ B. J. Kennedy
                                                -------------------------------
                                                          B. J. Kennedy
                                               Chairman of the Board, President
Date  December 13, 1995                          and Chief Executive Officer
    -------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title
        ---------                                          -----


   /s/ B. J. Kennedy                               Chairman of the Board,
       B. J. Kennedy                             President, Chief Executive
                                                    Officer and Director
   Date:  December 13, 1995


   /s/ P. C. Ackerman                         Senior Vice President, Principal
       P. C. Ackerman                          Financial Officer and Director

   Date:  December 13, 1995


   /s/ R. T. Brady                                        Director
       R. T. Brady

   Date:  December 13, 1995


   /s/ J. M. Brown                                        Director
       J. M. Brown

   Date:  December 13, 1995


   /s/ D. N. Campbell                                     Director
       D. N. Campbell

   Date:  December 13, 1995


   /s/ W. J. Hill                                         Director
       W. J. Hill

   Date:  December 13, 1995


<PAGE 66>




   /s/ L. F. Kahl                                         Director
       L. F. Kahl

   Date:  December 13, 1995


   /s/ B. S. Lee                                          Director
       B. S. Lee

   Date:  December 13, 1995


   /s/ E. T. Mann                                         Director
       E. T. Mann

   Date:  December 13, 1995


   /s/ L. Rochwarger                                      Director
       L. Rochwarger

   Date:  December 13, 1995


   /s/ G. H. Schofield                                    Director
       G. H. Schofield

   Date:  December 13, 1995

   /s/ J. P. Pawlowski                                 Treasurer and
       J. P. Pawlowski                          Principal Accounting Officer

   Date:  December 13, 1995

   /s/ A. M. Cellino                                     Secretary
       A. M. Cellino

   Date:  December 13, 1995


   /s/ G. T. Wehrlin                                     Controller
       G. T. Wehrlin

   Date:  December 13, 1995


<PAGE 67>

APPENDIX TO ITEM 2 - PROPERTIES

      Three maps outlining the Company's operating areas at September 30, 1995 are included on page 6 in the paper format version of the Company's combined Annual Report to Shareholders/Form 10-K, but are not included in this electronic filing. The first map identifies the Company's Exploration and Production operating area (i.e., Seneca Resources' operating area). The second map identifies the Company's Utility Operating area (i.e., Distribution Corporation's service area). The third map identifies the Company's Pipeline and Storage operating area (i.e., Supply Corporation's storage areas and pipelines).

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS

A.  The Revenue Dollar - 1995

      Two pie graphs detailing the revenue dollar in 1995: where it came from and where it went to, broken down as follows:

      Where it came from:

      $ .581 Residential Sales
        .178 Commercial, Industrial and Off-System Sales
        .071 Transportation Revenues
        .048 Oil and Gas Revenues
        .042 Marketing Revenues
        .040 Storage Service Revenues
        .040 Other Revenues
      $1.000 Total

      Where it went to:

      $ .358 Gas Purchased
        .184 Wages, Including Benefits
        .138 Taxes
        .114 Other Materials and Services
        .073 Depreciation
        .061 Dividends - Common Stock
        .055 Interest
        .017 Reinvested in the Business
      $1.000 Total

B.  Capital Expenditures

      A bar graph detailing capital expenditures (millions of dollars) for the years 1991 through 1995, broken down as follows:

                                     1991     1992     1993     1994     1995
                                     ----     ----     ----     ----     ----
      Other Nonregulated            $  1.0   $  7.2   $  6.2   $  3.6   $  9.6
      Pipeline and Storage            58.6     58.7     27.4     20.5     38.7
      Exploration and Production      31.7     26.3     36.5     52.5     69.7
      Utility Operation               64.9     65.7     61.8     61.7     64.8
                                    ------   ------   ------   ------   ------
                                    $156.2   $157.9   $131.9   $138.3   $182.8

<PAGE 68>


APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS (Concluded)


C.  Book Value Per Common Share

      A bar graph detailing book value per common share (dollars) for the years 1991 through 1995, as follows:

      1991 - $17.53
      1992 -  18.68
      1993 -  20.08
      1994 -  20.93
      1995 -  21.39

D.  Capitalization Ratios

      A bar graph detailing capitalization (percentage) for the years 1991 through 1995, broken down as follows:

                  Debt (%)        Equity (%)
      1991          55.0             45.0
      1992          54.5             45.5
      1993          47.8             52.2
      1994          46.2             53.8
      1995          47.0             53.0

<PAGE 69>

                                 Exhibit Index
                                 -------------

  3.1 Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated March 9, 1987

  3.2 Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated February 22, 1988

 10.1 Service Agreement with Empire State Pipeline under Rate Schedule FT, dated December 15, 1994. [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

 10.2 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated August 1, 1993

 10.3 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated September 19, 1995

 10.4 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993

 10.5 Amendment dated as of May 1, 1995 to Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993

 10.6 Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated August 1, 1993

 10.7 Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated October 1, 1993

 10.8 Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated October 27, 1995

 10.9 Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995

10.10 National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995

10.11     Amendment to Death Benefit Agreement of August 28, 1991 with Bernard
          J. Kennedy, dated March 15, 1994

 (12)     Computation of Ratio of Earnings to Fixed Charges

 (13) Discussion of the Company's business segments as contained in the 1995 Annual Report and incorporated by reference into this Form 10-K

 23.1     Consent of Ralph E. Davis Associates, Inc.

 23.2     Consent of Independent Accountants

 27.1     Financial Data Schedule for 12 months ending September 30, 1995

 27.2     Financial Data Schedule for 12 months ending September 30, 1994,
          Restated

 27.3     Financial Data Schedule for 9 months ending June 30, 1995, Restated

 27.4     Financial Data Schedule for 6 months ending March 31, 1995, Restated

 27.5     Financial Data Schedule for 3 months ending December 31, 1994,
          Restated

 99.1     Report of Ralph E. Davis Associates, Inc.