Form 10-Q
period 1995-12-31
NATIONAL FUEL GAS CO
filed 1996-02-14
CIK 70145

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 1995
                                               -----------------

                          Commission File Number 1-3880

                          -----------------------------

                            NATIONAL FUEL GAS COMPANY
             (Exact name of registrant as specified in its charter)


               New Jersey                                13-1086010
               ----------                                ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

          10 Lafayette Square
           Buffalo, New York                             14203
          -------------------                            -----
(Address of principal executive offices)               (Zip Code)

                                (716) 857-6980
                                --------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES   X    NO
                      -------   -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, $1 par value, outstanding at January 31, 1996:
         37,550,736 shares.

-------------------------------------------------------------------------------

<PAGE 2>



Company or Group of Companies for which Report is Filed:
-------------------------------------------------------

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:     National Fuel Gas Distribution Corporation (Distribution
                  Corporation)
                  National Fuel Gas Supply Corporation (Supply Corporation)
                  Seneca Resources Corporation (Seneca)
                  Highland Land & Minerals, Inc. (Highland)
                  Leidy Hub, Inc. (Leidy Hub)
                  Data-Track Account Services, Inc. (Data-Track)
                  National Fuel Resources, Inc. (NFR)
                  Horizon Energy Development, Inc. (Horizon)
                  Utility Constructors, Inc. (UCI)

                                      INDEX

         Part I. Financial Information                                  Page
         -----------------------------                                  ----

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months Ended
            December 31, 1995 and 1994                                    3

        b.  Consolidated Balance Sheets - December 31, 1995 and
            September 30, 1995                                          4 - 5

        c.  Consolidated Statement of Cash Flows - Three
            Months Ended December 31, 1995 and 1994                       6

        d.  Notes to Consolidated Financial Statements                  7 - 12


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13 - 21

         Part II. Other Information
         --------------------------

Item 1.  Legal Proceedings                                             22 - 23

Item 2.  Changes in Securities                                            *

Item 3.  Defaults Upon Senior Securities                                  *

Item 4.  Submission of Matters to a Vote of Security Holders              *

Item 5.  Other Information                                                *

Item 6.  Exhibits and Reports on Form 8-K                                23

Signature                                                                24




* The Company has nothing to report under this item.


<PAGE 3>


Part I. - Financial Information
-------------------------------
Item 1.  Financial Statements
-----------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                    Three Months Ended
                                                       December 31,
                                                 -----------------------
                                                   1995            1994
                                                   ----            ----
                                                  (Thousands of Dollars)

INCOME
Operating Revenues                               $316,328       $279,332
                                                 --------       --------

Operating Expenses
  Purchased Gas                                   132,958        103,407
  Operation Expense                                66,666         66,843
  Maintenance                                       6,024          5,892
  Property, Franchise and Other Taxes              23,902         23,066
  Depreciation, Depletion and Amortization         21,593         18,329
  Income Taxes - Net                               18,841         18,507
                                                 --------       --------
                                                  269,984        236,044
                                                 --------       --------

Operating Income                                   46,344         43,288
Other Income                                          943            844
                                                 --------       --------
Income Before Interest Charges                     47,287         44,132
                                                 --------       --------

Interest Charges
  Interest on Long-Term Debt                       10,287         10,373
  Other Interest                                    4,608          3,188
                                                 --------       --------
                                                   14,895         13,561
                                                 --------       --------

Net Income Available for Common Stock              32,392         30,571

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                              380,123        363,854
                                                 --------       --------
                                                  412,515        394,425
Dividends on Common Stock
 (1995 - $.405; 1994 - $.395)                      15,117         14,702
                                                 --------       --------

Balance at December 31                           $397,398       $379,723
                                                 ========       ========

Earnings Per Common Share                           $ .87          $ .82
                                                    =====          =====

Weighted Average Common Shares Outstanding     37,440,778     37,326,041
                                               ==========     ==========





                 See Notes to Consolidated Financial Statements


<PAGE 4>


Item 1.  Financial Statements (Cont.)
-------------------------------------

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                 December 31,
                                                     1995       September 30,
                                                 (Unaudited)         1995
                                                 -----------    -------------
                                                    (Thousands of Dollars)

ASSETS
Property, Plant and Equipment                     $2,351,989     $2,322,335
   Less - Accumulated Depreciation,
     Depletion and Amortization                      688,846        673,153
                                                  ----------     ----------
                                                   1,663,143      1,649,182
                                                  ----------     ----------
Current Assets
   Cash and Temporary Cash Investments                17,365         12,757
   Receivables - Net                                 144,838         75,933
   Unbilled Utility Revenue                           68,925         20,838
   Gas Stored Underground                             13,776         25,589
   Materials and Supplies - at average cost           23,839         24,374
   Unrecovered Purchased Gas Costs                       187              -
   Prepayments                                        20,648         29,753
                                                  ----------     ----------
                                                     289,578        189,244
                                                  ----------     ----------

Other Assets
   Recoverable Future Taxes                           93,658         94,053
   Unamortized Debt Expense                           26,328         26,976
   Other Regulatory Assets                            42,911         37,040
   Deferred Charges                                    9,594          8,653
   Other                                              35,488         33,154
                                                  ----------     ----------
                                                     207,979        199,876
                                                  ----------     ----------

                                                  $2,160,700     $2,038,302
                                                  ==========     ==========



















                 See Notes to Consolidated Financial Statements


<PAGE 5>


Item 1.  Financial Statements (Cont.)
-------------------------------------

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                 December 31,
                                                     1995       September 30,
                                                 (Unaudited)         1995
                                                 ------------   -------------
                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares;
     Issued and Outstanding - 37,471,382
     Shares and 37,434,363 Shares,
     Respectively                                 $   37,471     $   37,434
   Paid in Capital                                   383,932        383,031
   Earnings Reinvested in the Business               397,398        380,123
                                                  ----------     ----------
Total Common Stock Equity                            818,801        800,588
Long-Term Debt, Net of Current Portion               474,000        474,000
                                                  ----------     ----------
Total Capitalization                               1,292,801      1,274,588
                                                  ----------     ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                 268,700        147,600
   Current Portion of Long-Term Debt                  30,000         88,500
   Accounts Payable                                   66,887         53,842
   Amounts Payable to Customers                       41,488         51,001
   Other Accruals and Current Liabilities             84,550         52,118
                                                  ----------     ----------
                                                     491,625        393,061
                                                  ----------     ----------

Deferred Credits
   Accumulated Deferred Income Taxes                 289,255        288,763
   Taxes Refundable to Customers                      23,080         23,080
   Unamortized Investment Tax Credit                  13,213         13,380
   Other Deferred Credits                             50,726         45,430
                                                  ----------     ----------
                                                     376,274        370,653
                                                  ----------     ----------
Commitments and Contingencies                              -              -
                                                  ----------     ----------

                                                  $2,160,700     $2,038,302
                                                  ==========     ==========











                 See Notes to Consolidated Financial Statements


<PAGE 6>


Item 1.  Financial Statements (Cont.)
-------------------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------
                                                         Three Months Ended
                                                           December 31,
                                                        -------------------
                                                        1995           1994
                                                        ----           ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock              $ 32,392       $ 30,571
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
         Depreciation, Depletion and Amortization       21,593         18,329
         Deferred Income Taxes                           3,377          2,607
         Other                                            (463)        (6,332)
         Change in:
           Receivables and Unbilled Utility Revenue   (116,992)       (58,214)
           Gas Stored Underground and Materials and
             Supplies                                   12,348         13,378
           Unrecovered Purchased Gas Costs                (187)          (178)
           Prepayments                                   9,105          2,490
           Accounts Payable                             13,045        (14,828)
           Amounts Payable to Customers                 (9,513)        (4,390)
           Other Accruals and Current Liabilities       29,532         23,250
           Other Assets and Liabilities - Net           (3,675)         3,505
                                                      --------       --------
Net Cash Provided by (Used in)
 Operating Activities                                   (9,438)        10,188
                                                      --------       --------

INVESTING ACTIVITIES
   Capital Expenditures                                (34,038)       (49,783)
   Other                                                   112          2,681
                                                      --------       --------
Net Cash Used in Investing Activities                  (33,926)       (47,102)
                                                      --------       --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                              121,100         42,100
   Reduction of Long-Term Debt                         (58,500)             -
   Proceeds from Issuance of Common Stock                  474          1,414
   Dividends Paid on Common Stock                      (15,102)       (14,671)
                                                      --------       --------
Net Cash Provided by
 Financing Activities                                   47,972         28,843
                                                      --------       --------

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                              4,608         (8,071)

Cash and Temporary Cash Investments
 at October 1                                           12,757         29,016
                                                      --------       --------

Cash and Temporary Cash Investments at December 31    $ 17,365       $ 20,945
                                                      ========       ========



                 See Notes to Consolidated Financial Statements


<PAGE 7>


Item 1.  Financial Statements (Cont.)
-------------------------------------

                            National Fuel Gas Company
                            -------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods presented. The fiscal 1996 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1995, 1994 and 1993, that are included in the Company's combined Annual Report to Shareholders / Form 10-K for 1995.

           The earnings for the quarter ended December 31, 1995, should not be taken as a prediction for the fiscal year ending September 30, 1996, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the three months ended December 31, 1995 and 1994, amounted to $13.9 million and $9.5 million, respectively. Income taxes paid during the three months ended December 31, 1995 and 1994 amounted to $12.0 million and $4.5 million, respectively.


NOTE 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industrywide restructuring under the FERC's Order 636, Distribution Corporation is incurring transition costs billed to it by Supply Corporation and other upstream pipeline companies.

           As of December 31, 1995, Distribution Corporation's estimate of its exposure to outstanding transition cost claims is in the range of $7.1 million to $70.1 million. The estimated maximum exposure is declining as transition costs are incurred and paid. At December 31, 1995, Distribution Corporation has recorded the minimum liability and corresponding regulatory asset of $7.1 million.

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



<PAGE 8>


Item 1.  Financial Statements (Cont.)
-------------------------------------

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

Gathering Rates. Supply Corporation has approximately $20.0 million of net production and gathering plant used, in part, to gather natural gas of local producers, including the Company's production in the Appalachian Region. In its restructuring orders, the FERC has directed Supply Corporation to fully unbundle the production and gathering cost of service from the transmission cost of service, and to establish a separate gathering rate. A Stipulation and Agreement complying with the FERC's directives was filed with the FERC in September 1995 and the Administrative Law Judge certified it as uncontested to the FERC. Approval is expected early in calendar 1996. If approved, it will permit Supply Corporation to fully recover its net investment in production and gathering plant, as well as its production and gathering cost of service.


NOTE 3 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                 1995          1994
                                                 ----          ----
Operating Expenses:
 Current Income Taxes -
  Federal                                      $14,086        $13,739
  State                                          1,378          2,161

 Deferred Income Taxes                           3,377          2,607
                                               -------        -------
                                                18,841         18,507

Other Income:
 Deferred Investment Tax Credit                   (167)          (172)
                                               -------        -------

Total Income Taxes                             $18,674        $18,335
                                               =======        =======



<PAGE 9>


Item 1.  Financial Statements (Cont.)
-------------------------------------

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                 1995          1994
                                                 ----          ----

Net income available for common stock           $32,392       $30,571
Total income taxes                               18,674        18,335
                                                -------       -------

Income before income taxes                      $51,066       $48,906
                                                =======       =======

Income tax expense, computed at
   statutory rate of 35% in 1995
   and 1994                                      17,873        17,117

Increase (reduction) in taxes resulting from:
   Current state income taxes                       896         1,405
   Depreciation                                     523           555
   Production tax credits                          (146)         (283)
   Miscellaneous                                   (472)         (459)
                                                -------       -------

   Total Income Taxes                           $18,674       $18,335
                                                =======       =======

         Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                 At December 31, 1995       At September 30, 1995
                               -------------------------  -------------------------
                               Accumulated    Deferred    Accumulated    Deferred
                                 Deferred   Income Taxes    Deferred   Income Taxes
                               Income Taxes   Current*    Income Taxes   Current*
                               ------------ ------------  ------------ ------------
Deferred Tax Liabilities:
  Excess of tax over book
   depreciation                  $186,269      $     -      $185,595      $     -
   Exploration and intangible
    well drilling costs            86,574            -        84,380            -
   Other                           67,845            -        67,831            -
                                 --------      -------      --------      -------
     Total Deferred Tax
      Liabilities                 340,688            -       337,806            -
                                 --------      -------      --------      -------

Deferred Tax Assets:
   Deferred investment tax
    credits                        (7,861)           -        (7,860)           -
   Overheads capitalized for
    tax purposes                  (12,213)           -       (11,766)           -
   Unrecovered purchased gas
    costs                               -       (5,832)            -       (8,322)
   Other                          (31,359)           -       (29,417)           -
                                 --------      -------      --------      -------
     Total Deferred Tax Assets    (51,433)      (5,832)      (49,043)      (8,322)
                                 --------      -------      --------      -------

     Total Net Deferred Income
      Taxes                      $289,255      $(5,832)     $288,763      $(8,322)
                                 ========      =======      ========      =======

* Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."


<PAGE 10>


Item 1.  Financial Statements (Cont.)
-------------------------------------

NOTE 4 - Capitalization

Common Stock. During the three months ended December 31, 1995, the Company issued 8,200 shares of common stock under the Company's Section 401(k) plans and 3,257 shares to participants in the Company's Dividend Reinvestment Plan. Additionally, 25,562 shares of common stock were issued under the Company's stock option and stock award plans.

New Accounting Pronouncement. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). This statement establishes a fair value based method of accounting for employee stock options or similar equity instruments and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans.

           Measurement of compensation cost under SFAS 123, if adopted, is effective for all awards granted after the beginning of the fiscal year in which that method is first applied. Management is currently reviewing the provisions of SFAS 123 and has not decided whether to adopt the fair value based measurement provisions. If the fair value based measurement provisions of SFAS 123 are adopted, they are not expected to have a material impact on the results of operations or financial condition of the Company.

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


NOTE 5 - Derivative Financial Instruments

           The Company, in its Exploration and Production operations, has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These agreements are not held for trading purposes. The price swap agreements call for the Company to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices represent the current market prices at the locations where the company delivers its natural gas and crude oil production.



<PAGE 11>


Item 1.  Financial Statements (Cont.)
-------------------------------------

           The following summarizes the Company's activity under swap agreements for the quarters ended December 31, 1995 and 1994, respectively:

                                            Quarter Ended      Quarter Ended
                                          December 31, 1995  December 31, 1994
                                          -----------------  -----------------

Natural Gas Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                     5.4               1.7
 Fixed Prices per Thousand Cubic
  Feet (Mcf)                                 $1.75 - $2.17     $2.32 - $2.39
 Variable Prices per Mcf                     $1.67 - $2.34     $1.36 - $1.73
 Gain                                             $358,000        $1,415,000

Crude Oil Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                    214,000           151,000
 Fixed Prices per bbl                      $17.40 - $19.00   $16.68 - $18.50
 Variable Prices per bbl                   $17.40 - $19.04   $17.16 - $18.10
 Gain                                               $4,000            $2,000

           The Company had the following swap agreements outstanding at December 31, 1995:

Natural Gas Swap Agreements:
                                     Notional Amount
Fiscal Year                          (Equivalent Bcf)    Fixed Price Per Mcf
-----------                          ----------------    -------------------

   1996                                    17.6             $1.71 - $3.05
   1997                                    14.1             $1.71 - $1.99
   1997                                     1.7                  (1)
   1998                                     3.4             $1.82 - $1.88
   1998                                     0.6                  (1)
                                           ----
                                           37.4
                                           ====

Crude Oil Swap Agreements:
                                     Notional Amount
Fiscal Year                          (Equivalent bbl)    Fixed Price Per bbl
-----------                          ----------------    -------------------

   1996                                   732,000          $17.40 - $18.50
   1997                                   738,000          $17.40 - $18.33
   1998                                    96,000                   $18.31
                                        ---------
                                        1,566,000
                                        =========

(1) Price to be set according to market prices at a future date.

           Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. At December 31, 1995, most of the variable prices of these price swap agreements exceeded the fixed prices, resulting in an unrealized loss of approximately $17.0 million. However, the Company utilizes these price swap agreements as a hedge of its natural gas and crude oil production, meaning that any decreases in revenues associated with hedging losses are offset by increased revenues from the increase in prices received for the Company's actual natural gas and crude oil production. The unrealized loss on the Company's outstanding price swap agreements at December 31, 1995 was calculated as the difference between the fixed price associated with those agreements and the variable prices which were used to settle similar price swap agreements for the month of December 1995. The actual gain or loss realized upon settlement of these price swap agreements will depend upon the variable price at the time of settlement.



<PAGE 12>


Item 1.  Financial Statements (Concl.)
--------------------------------------

           The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the quarter ended December 31, 1995 and none are currently outstanding.

Credit Risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company is at risk in the event of nonperformance by counterparties on its derivative financial instruments. The counterparties to the Company's derivative financial instruments are investment grade financial institutions. Furthermore, the Company has guarantees from counterparty affiliates on a large portion of its derivative financial instruments. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.


NOTE 6 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.0 million to $9.4 million. At December 31, 1995, Distribution Corporation has recorded the minimum liability of $8.0 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

           In New York, Distribution Corporation is recovering site investigation and remediation costs over a three-year period for each site. In Pennsylvania, Distribution Corporation expects to recover such costs in rates, as the Pennsylvania Public Utility Commission (PaPUC) has allowed recovery of other environmental clean-up costs in rate cases. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1995 Form 10-K.

Other. In addition to the litigation discussed in Part II, Item 1 of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows, none of this litigation, and none of these other regulatory matters, is expected to have a material effect on the financial condition of the Company at this time.


<PAGE 13>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $32.4 million, or $0.87 per common share, during the quarter ended December 31, 1995. This compares with earnings of $30.6 million, or $0.82 per common share, during the quarter ended December 31, 1994.

           The $0.05 per common share increase in earnings resulted from an increase in earnings of the Company's Utility Operation and Exploration and Production segment which outweighed the decline in earnings of its Pipeline and Storage segment and its Other Nonregulated operations.

           The earnings of the Utility Operation increased mainly because of colder weather and rate increases effective in September 1995 in both the New York and Pennsylvania jurisdictions combined with a rate increase effective in December 1994 in the Pennsylvania jurisdiction. The earnings of the Exploration and Production segment increased because of higher natural gas and oil production coupled with an increase in the weighted average price received for this production.

           The earnings of the Pipeline and Storage segment decreased as revenues related to unbundled pipeline sales and open access transportation decreased from the prior year. The loss in the Other Nonregulated operations, compared to earnings in the quarter ended December 31, 1994, resulted from expenses which were expected to be incurred while exploring new opportunities in the international market. Additionally, last year's earnings of the Company's pipeline construction subsidiary were not repeated because of the discontinuance of its operations in the latter part of fiscal 1995. The Company's timber operations had lower earnings as a result of a general decline in demand and price for furniture quality timber.


<PAGE 14>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

OPERATING REVENUES
(in thousands)
                                             Three Months Ended
                                                December 31,
                                       -----------------------------
                                         1995       1994    % Change
                                         ----       ----    --------
Utility Operation
  Retail Revenues:
   Residential                         $192,240   $166,578    15.4
   Commercial                            45,796     39,702    15.3
   Industrial                             5,292      5,467    (3.2)
                                       --------   --------
                                        243,328    211,747    14.9

  Off-System Sales                        9,672      2,227   334.3
  Transportation                         10,850      8,880    22.2
  Other                                     808      1,271   (36.4)
                                       --------   --------
                                        264,658    224,125    18.1
                                       --------   --------

Pipeline and Storage
  Storage Service                        14,893     14,890       -
  Transportation                         23,046     22,277     3.5
  Other                                   2,297      8,684   (73.5)
                                       --------   --------
                                         40,236     45,851   (12.2)
                                       --------   --------

Exploration and Production               22,973     14,274    60.9
Other Nonregulated                       12,336     17,089   (27.8)
                                       --------   --------
                                         35,309     31,363    12.6
                                       --------   --------

Less-Intersegment Revenues               23,875     22,007     8.5
                                       --------   --------

                                       $316,328   $279,332    13.2
                                       ========   ========


OPERATING INCOME (LOSS) BEFORE INCOME TAXES
(in thousands)
                                             Three Months Ended
                                                December 31,
                                       -----------------------------
                                         1995       1994    % Change
                                         ----       ----    --------

Utility Operation                       $40,632    $33,348     21.8
Pipeline and Storage                     16,206     23,287    (30.4)
Exploration and Production                9,504      3,748    153.6
Other Nonregulated                         (454)     2,103   (121.6)
Corporate                                  (703)      (691)    (1.7)
                                        -------    -------

                                        $65,185    $61,795      5.5
                                        =======    =======



<PAGE 15>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                                            Three Months Ended
                                                December 31,
                                        --------------------------
                                         1995     1994    % Change
                                         ----     ----    --------
Utility Gas Sales
  Residential                           27,471   22,833     20.3
  Commercial                             7,356    6,212     18.4
  Industrial                             1,271    1,353     (6.1)
  Off-System                             4,137    1,107    273.7
                                        ------   ------
                                        40,235   31,505     27.7
                                        ------   ------

Non-Utility Gas Sales
  Gas Sales for Resale                      73       92    (20.7)
  Production(in equivalent MMcf)        10,719    6,602     62.4
                                        ------   ------
                                        10,792    6,694     61.2
                                        ------   ------
Total Gas Sales                         51,027   38,199     33.6
                                        ------   ------

Transportation
  Utility Operation                     13,558   12,042     12.6
  Pipeline and Storage                  93,441   71,856     30.0
  Nonregulated                             305      811    (62.4)
                                       -------   ------
                                       107,304   84,709     26.7
                                       -------   ------

Marketing Volumes                        4,780    4,471      6.9
                                       -------    -----

Less-Intersegment Volumes:
  Transportation                        50,200   42,823     17.2
  Production                             1,292    1,009     28.0
  Marketing                                 75        -       NM
  Gas Sales                                371        8       NM
                                       -------   ------
                                        51,938   43,840     18.5
                                       -------   ------

Total System Natural Gas
 Volumes                               111,173   83,539     33.1
                                       =======   ======

NM = Not meaningful.

Utility Operation.

           Operating revenues for the Utility Operation increased $40.5 million for the quarter ended December 31, 1995, compared with the same period a year ago. This increase reflects the recovery of increased gas costs mainly because of higher gas sales as well as an increase in the average cost of purchased gas. The 8.7 Bcf increase in gas sales primarily reflects weather in Distribution Corporation's service territory that was, on a weighted average basis, 27.0% colder than last year. The increase in operating revenues also reflects general rate increases of $14.2 million and $6.0 million in the New York and Pennsylvania rate jurisdictions, respectively, effective in September 1995. The Pennsylvania rate jurisdiction also had a general rate increase of $4.8 million effective in December 1994 which increased revenues during the current quarter.

           Operating income before income taxes for the Utility Operation increased $7.3 million for the quarter ended December 31, 1995, compared with the same period a year ago. This resulted primarily from colder weather, which contributed to an increase in gas sales, as discussed above. The impact


<PAGE 16>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

of colder weather was greatest in the Pennsylvania jurisdiction since Pennsylvania does not have a weather normalization clause (WNC). The impact of weather in the New York jurisdiction was tempered by that jurisdiction's WNC, which resulted in a benefit to customers of $2.0 million for the current quarter. In the quarter ended December 31, 1994, the WNC preserved pretax operating income of $4.3 million, as weather was warmer than normal.

Degree Days.

Three Months Ended December 31:
------------------------------
                                                      Percent Colder
                                                           Than
                         Normal    1995    1994      Normal  Last Year
----------------------------------------------------------------------

  Buffalo                2,254     2,430   1,936       7.8      25.5
  Erie                   2,045     2,239   1,715       9.5      30.6
----------------------------------------------------------------------

Pipeline and Storage.

           Operating income before income taxes for the Pipeline and Storage segment decreased $7.1 million for the quarter ended December 31, 1995, as compared with the same period a year ago. This decrease resulted primarily because of higher earnings in the quarter ended December 31, 1994 reflecting application of a final rule issued by the Federal Energy Regulatory Commission in September 1995 related to financial reporting of unbundled pipeline sales and open access transportation.

           While transportation volumes for the current quarter increased 21.6 Bcf from the quarter ended December 31, 1994, the increase in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

Exploration and Production.

           Operating income before income taxes from the Company's Exploration and Production operations increased $5.8 million compared with the same period a year ago, mainly because of increased natural gas and oil production combined with higher weighted average prices for both natural gas and oil. Natural gas production increased 3.5 Bcf, or 64.6%, compared with the same period a year ago, and the weighted average price received for natural gas increased $0.23 per Mcf. The increase in volumes primarily reflects bringing the West Cameron 552 well on production. Oil and condensate production increased 100,000 barrels
(bbls), or 51.3%, and the weighted average price received for oil increased $0.73 per bbl. The fluctuations in prices denoted above do not reflect revenue from hedging activities, which contributed a net $0.4 million and $1.5 million to revenues for the quarters ended December 31, 1995 and 1994, respectively. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 5 - Derivative Financial Instruments.


<PAGE 17>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

PRODUCTION VOLUMES

Exploration and Production.
                                               Three Months Ended
                                                  December 31,
                                           -------------------------
                                           1995     1994    % Change
                                           ----     ----    --------
Gas Production - (MMcf)
  Gulf Coast                               7,296    3,748     94.7
  West Coast                                 257      165     55.8
  Appalachia                               1,393    1,521     (8.4)
                                           -----    -----
                                           8,946    5,434     64.6
                                           =====    =====

Oil Production - (Thousands of Barrels)
  Gulf Coast                                 169       89     89.9
  West Coast                                 123      103     19.4
  Appalachia                                   3        3        -
                                           -----    -----
                                             295      195     51.3
                                           =====    =====


WEIGHTED AVERAGE PRICES

Exploration and Production.
                                               Three Months Ended
                                                  December 31,
                                          --------------------------
                                           1995     1994    % Change
                                           ----     ----    --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                               $1.96    $1.59     23.3
  West Coast                               $1.19    $1.70    (30.0)
  Appalachia                               $2.05    $2.04      0.5
  Weighted Average Price                   $1.95    $1.72     13.4

Weighted Avg. Oil Price/bbl
  Gulf Coast                              $17.53   $16.16      8.5
  West Coast                              $14.86   $15.25     (2.6)
  Appalachia                              $16.28   $15.27      6.6
  Weighted Average Price                  $16.40   $15.67      4.7

Other Nonregulated.

           The Other Nonregulated operations experienced an operating loss before income taxes for the quarter ended December 31, 1995, compared with operating income before income taxes during the quarter ended December 31, 1994. This decline was mainly due to expenses which were expected to be incurred while exploring new opportunities in the international market through Horizon, the Company's foreign and domestic energy projects subsidiary. In addition, last year's pretax operating income of the Company's pipeline construction subsidiary was not repeated because of the discontinuance of pipeline construction operations in the latter part of fiscal 1995. Furthermore, the Company's timber operation had lower pretax operating income as a result of a general decline in demand and price for furniture quality timber.

Income Taxes.

           Income taxes increased $0.3 million for the current quarter mainly because of an increase in pretax income.


<PAGE 18>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

Interest Charges.

           Total interest charges increased $1.3 million for the quarter ended December 31, 1995, compared with the same period a year ago. Interest on long-term debt decreased $0.1 million and other interest increased $1.4 million. The increase in other interest resulted primarily from increases in short-term borrowings and short-term interest rates. It also increased because of higher interest expense associated with greater amounts payable to customers during the quarter ended December 31, 1995, compared with the same period a year ago.


CAPITAL RESOURCES AND LIQUIDITY

           The Company's primary sources of cash during the three month period consisted of cash provided by operating activities and short-term bank loans and commercial paper.

Operating Cash Flow.

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

           Net cash used in operating activities totaled $9.4 million for the quarter ended December 31, 1995, compared with $10.2 million provided by operating activities in the quarter ended December 31, 1994. This shift in cash flow can be attributed primarily to an increase in receivable balances, offset partly by higher payable balances, in the Utility Operation and Exploration and Production segment.


<PAGE 19>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

Investing Cash Flow.

Capital Expenditures
--------------------

           The Company's capital expenditures totaled $34.0 million during the three month period. Total expenditures for the quarter represent 20% of the total capital expenditure budget for fiscal 1996 of $172.9 million. The following table presents first quarter capital expenditures by business segment:

                                        (in thousands)    Percentage
                                        --------------    ----------

          Utility Operation                $14,147           41.6%
          Pipeline and Storage               5,788           17.0
          Exploration and Production        13,780           40.5
          Other Nonregulated                   323            0.9
                                           -------          -----

                                           $34,038          100.0%
                                           =======          ======

           The bulk of the Utility Operation's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

           The bulk of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems.

           The Exploration and Production segment spent approximately $6.8 million on its offshore program in the Gulf of Mexico, including offshore lease acquisitions and drilling expenditures. Lease acquisitions included the acquisition of Galveston Block 225 through a federal lease sale.

           Approximately   $7.0  million  was  spent  on  the   Exploration  and
Production segment's onshore program, including horizontal onshore drilling in central Texas and Seneca's development drilling program in California.

           Other  Nonregulated  capital  expenditures   consisted  of  equipment
purchases for the Company's sawmill operation.

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

Financing Cash Flow.

           In December 1995, the Company retired $58.5 million of maturing medium-term notes with short-term borrowings. This consisted of $38.5 million of 8.90% medium-term notes and $20.0 million of 8.875% medium-term notes.


<PAGE 20>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

           Consolidated short-term debt increased by $121.1 million during the first quarter. This increase reflects, among other things, the use of short-term borrowings to retire the medium-term notes discussed above. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

           The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering long-term debt, at December 31, 1995, the Company would have been permitted to issue up to a maximum of $656.0 million in additional long-term unsecured indebtedness, in light of then current long-term interest rates. In addition, at December 31, 1995, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $331.3 million of short-term debt.

           The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended December 31, 1995, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 5.4 equivalent Bcf and 214,000 equivalent bbl, respectively. This activity resulted in net revenues of approximately $0.4 million.

           At December 31, 1995, Seneca had natural gas swap agreements outstanding with a notional amount of 37.4 equivalent Bcf at prices ranging from $1.71 per Mcf to $3.05 per Mcf. Seneca also had crude oil swap agreements outstanding at December 31, 1995 with a notional amount of 1,566,000 equivalent bbl at prices ranging from $17.40 per bbl to $18.50 per bbl. In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, refer to Note 5 - Derivative Financial Instruments.

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


RATE MATTERS

Utility Operation

New York Jurisdiction
---------------------

           In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $28.9 million with a requested return on equity of 11.5%. Proceedings in this rate case are ongoing and management cannot predict their outcome. New rates are expected to become effective in October 1996. Prior to this filing, Distribution Corporation entered into discussions concerning a multi-year settlement, the outcome of which is uncertain at this time.


<PAGE 21>


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Concl.)
         ------------------------------

           In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $56.5 million with a requested return on equity of 12.85%. In September 1995, the PSC issued an order authorizing an annual base rate increase of $14.2 million with a return on equity of 10.4%. The new rates became effective as of September 20, 1995.

Pennsylvania Jurisdiction
-------------------------

           On March 15, 1995, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual base rate increase of $22.0 million with a return on equity of 13.25%. In September 1995, the PaPUC approved a settlement authorizing an annual base rate increase of $6.0 million with no specified rate of return on equity. The new rates became effective as of September 27, 1995.

           On March 8, 1994, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual base rate increase of $16.0 million with a return on equity of 12.25%. A proposal for a WNC was included in this filing. On December 6, 1994, an order was issued by the PaPUC authorizing an annual base rate increase of $4.8 million with a return on equity of 11.0% and without a WNC. The new rates became effective as of December 7, 1994.

           General rate increases do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.

Pipeline and Storage. For a discussion of Supply Corporation's gathering rates, refer to Note 2 - Regulatory Matters.

           On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. Settlement discussions to resolve the various issues have achieved a settlement in principle. This settlement in principle will increase Supply Corporation's revenues by approximately $6.4 million annually from current levels, with a return on equity of 11.3%. The services of the former Penn-York Energy Corporation (Penn-York), which was merged into Supply Corporation effective July 1, 1994, will be rolled-in for ratemaking purposes. Approximately two-thirds of the former Penn-York service is now on year-to-year contracts and Supply Corporation has agreed not to seek recovery of revenues related to terminated Penn-York service from other storage customers until April 1, 2000, as long as the terminations are not greater than approximately 30% of the terminable service. Supply Corporation also agreed not to seek recovery for increased cost of service until April 1, 1998. A Stipulation and Agreement incorporating the settlement in principle was filed with the FERC in September 1995 and the Administrative Law Judge certified the settlement as uncontested to the FERC on November 6, 1995. Approval is expected in early calendar year 1996 and rates are expected to become effective retroactive to June 1, 1995.

           With respect to the terminable Penn-York storage service, Supply Corporation has received notification of termination of 3.3 Bcf of service effective on March 31, 1996. An open season was recently completed concerning the 3.3 Bcf of service, and management is currently evaluating the results.

<PAGE 22>


Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings
--------------------------

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


<PAGE 23>


Item 1.  Legal Proceeding (Concl.)
----------------------------------

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

             In September 1995, Distribution Corporation filed a petition with the New York Supreme Court (Albany County, Special Term) seeking judicial review of the PSC's May 1995 order regarding the dismissal of Distribution Corporation's petition for a declaratory order. In January 1996, Distribution Corporation and the PSC stipulated to a dismissal of Distribution Corporation's September 1995 petition.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
               Exhibit
               Number             Description of Exhibit
               -------            ----------------------

                 (12)             Statements regarding Computation of Ratios:

                                  Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1995.

                 (27)             Financial Data Schedule

                 (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 1995 and 1994.

     (b) Reports on Form 8-K
           None




<PAGE 24>


                                    SIGNATURE





           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 NATIONAL FUEL GAS COMPANY
                                                        (Registrant)








                                                 /s/ Joseph P. Pawlowski
                                                 ------------------------------
                                                 Joseph P. Pawlowski
                                                 Treasurer and Principal
                                                 Accounting Officer





Date:  February 14, 1996
       -----------------