Form 10-K/A
period 1995-09-30
NATIONAL FUEL GAS CO
filed 1996-02-16
CIK 70145

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1

                                   Form 10-K/A

                  Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                    For the Fiscal Year Ended September 30, 1995
-------------------------------------------------------------------------------
                          Commission File Number 1-3880

                            National Fuel Gas Company
             (Exact name of registrant as specified in its charter)


        New Jersey                                       13-1086010
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   10 Lafayette Square                                      14203
    Buffalo, New York                                     (Zip Code)
(Address of principal executive offices)

                                (716) 857-6980
               Registrant's telephone number, including area code
-------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act

    Title of each class                Name of each exchange on which registered
Common Stock, $1 Par Value                     New York Stock Exchange

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


<PAGE 2>


                                PART IV
                                -------

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


<PAGE 3>



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

           (ii)(B) Contracts upon which Registrant's business is substantially dependent:

        ** 10.1 Service Agreement with Empire State Pipeline under Rate Schedule FT, dated December 15, 1994. [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

           10.2 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated August 1, 1993

           10.3 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated September 19, 1995

           10.4 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993

           10.5 Amendment dated as of May 1, 1995 to Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993

           10.6 Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated August 1, 1993




<PAGE 4>



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


<PAGE 5>



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


<PAGE 6>


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


<PAGE 7>


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

                                              National Fuel Gas Company
                                                    (Registrant)
                                              ---------------------------------



                                              By /s/ Joseph P. Pawlowski
                                                -------------------------------
                                                 Joseph P. Pawlowski
                                                 Treasurer and
                                                 Principal Accounting Officer
Date  February 16, 1996
    ---------------------