Form 10-Q
period 1996-03-31
NATIONAL FUEL GAS CO
filed 1996-05-15
CIK 70145

- -------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1996
                                                 --------------

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
              ----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES   X    NO
                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at April 30, 1996:
              37,672,141 shares.

- -------------------------------------------------------------------------------


<PAGE 2>

Company or Group of Companies for which Report is Filed:
- -------------------------------------------------------

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
                      Utility Constructors, Inc. (UCI)

                                  INDEX

               Part I. Financial Information                             Page
               -----------------------------                             ----

Item 1.  Financial Statements

         a.   Consolidated Statements of Income and Earnings
              Reinvested in the Business - Three Months and
              Six Months Ended March 31, 1996 and 1995                   3 - 4

         b.   Consolidated Balance Sheets - March 31, 1996 and
              September 30, 1995                                         5 - 6

         c.   Consolidated Statement of Cash Flows - Six
              Months Ended March 31, 1996 and 1995                         7

         d.   Notes to Consolidated Financial Statements                 8 - 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            15 - 27


               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                              27 - 28

Item 2.  Changes in Securities                                             *

Item 3.  Defaults Upon Senior Securities                                   *

Item 4.  Submission of Matters to a Vote of Security Holders              29

Item 5.  Other Information                                                 *

Item 6.  Exhibits and Reports on Form 8-K                                 29

Signature                                                                 30

* The Company has nothing to report under this item.


<PAGE 3>


Part I. - Financial Information
- -------------------------------

Item 1. - Financial Statements
- ------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                     $492,376      $378,762
                                                       --------      --------

Operating Expenses
  Purchased Gas                                         246,984       165,789
  Operation Expense                                      75,356        74,379
  Maintenance                                             7,146         6,215
  Property, Franchise and Other Taxes                    35,556        31,777
  Depreciation, Depletion and Amortization               23,960        17,537
  Income Taxes - Net                                     33,743        26,608
                                                       --------      --------
                                                        422,745       322,305
                                                       --------      --------

Operating Income                                         69,631        56,457
Other Income                                                863           631
                                                       --------      --------
Income Before Interest Charges                           70,494        57,088
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                              9,587        10,396
  Other Interest                                          5,215         3,385
                                                       --------      --------
                                                         14,802        13,781
                                                       --------      --------

Net Income Available for Common Stock                    55,692        43,307

EARNINGS REINVESTED IN THE BUSINESS

Balance at January 1                                    397,398       379,723
                                                       --------      --------
                                                        453,090       423,030
Dividends on Common Stock
 (1996 - $.405; 1995 - $.395)                            15,177        14,724
                                                       --------      --------

Balance at March 31                                    $437,913      $408,306
                                                       ========      ========

Earnings Per Common Share                                 $1.48         $1.16
                                                          =====         =====

Weighted Average Common Shares Outstanding           37,551,990    37,409,275
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements


<PAGE 4>


Item 1. - Financial Statements (Cont.)
- --------------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                  (Unaudited)
                                  -----------
                                                         Six Months Ended
                                                             March 31,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                     $808,704      $658,094
                                                       --------      --------

Operating Expenses
  Purchased Gas                                         379,942       269,196
  Operation Expense                                     142,023       141,222
  Maintenance                                            13,170        12,107
  Property, Franchise and Other Taxes                    59,458        54,843
  Depreciation, Depletion and Amortization               45,553        35,866
  Income Taxes - Net                                     52,584        45,116
                                                       --------      --------
                                                        692,730       558,350
                                                       --------      --------

Operating Income                                        115,974        99,744
Other Income                                              1,806         1,476
                                                       --------      --------
Income Before Interest Charges                          117,780       101,220
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             19,874        20,769
  Other Interest                                          9,823         6,573
                                                       --------      --------
                                                         29,697        27,342
                                                       --------      --------

Net Income Available for Common Stock                    88,083        73,878

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                    380,123       363,854
                                                       --------      --------
                                                        468,206       437,732
Dividends on Common Stock
 (1996 - $.81; 1995 - $.79)                              30,293        29,426
                                                       --------      --------

Balance at March 31                                    $437,913      $408,306
                                                       ========      ========

Earnings Per Common Share                                 $2.35         $1.98
                                                          =====         =====

Weighted Average Common Shares Outstanding           37,496,080    37,367,200
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements


<PAGE 5>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                    March 31,
                                                      1996      September 30,
                                                   (Unaudited)      1995
                                                   -----------  -------------
                                                     (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                      $2,376,634    $2,322,335
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 719,284       673,153
                                                   ----------    ----------
                                                    1,657,350     1,649,182
                                                   ----------    ----------
Current Assets
   Cash and Temporary Cash Investments                 18,788        12,757
   Receivables - Net                                  229,205        75,933
   Unbilled Utility Revenue                            58,792        20,838
   Gas Stored Underground                               4,660        25,589
   Materials and Supplies - at average cost            23,536        24,374
   Prepayments                                         25,746        29,753
                                                   ----------    ----------
                                                      360,727       189,244
                                                   ----------    ----------
Other Assets
   Recoverable Future Taxes                            93,263        94,053
   Unamortized Debt Expense                            26,118        26,976
   Other Regulatory Assets                             54,104        37,040
   Deferred Charges                                     9,839         8,653
   Other                                               35,778        33,154
                                                   ----------    ----------
                                                      219,102       199,876
                                                   ----------    ----------

                                                   $2,237,179    $2,038,302
                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements


<PAGE 6>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------


                                                    March 31,
                                                      1996      September 30,
                                                   (Unaudited)      1995
                                                   -----------  -------------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued
    and Outstanding - 37,599,121 Shares and
    37,434,363 Shares, Respectively                $   37,599    $   37,434
   Paid in Capital                                    388,042       383,031
   Earnings Reinvested in the Business                437,913       380,123
                                                   ----------    ----------
Total Common Stock Equity                             863,554       800,588
Long-Term Debt, Net of Current Portion                574,000       474,000
                                                   ----------    ----------
Total Capitalization                                1,437,554     1,274,588
                                                   ----------    ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                  110,500       147,600
   Current Portion of Long-Term Debt                   30,000        88,500
   Accounts Payable                                    98,296        53,842
   Amounts Payable to Customers                        35,380        51,001
   Other Accruals and Current Liabilities             150,160        52,118
                                                   ----------    ----------
                                                      424,336       393,061
                                                   ----------    ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  290,129       288,763
   Taxes Refundable to Customers                       23,080        23,080
   Unamortized Investment Tax Credit                   13,046        13,380
   Other Deferred Credits                              49,034        45,430
                                                   ----------    ----------
                                                      375,289       370,653
                                                   ----------    ----------
Commitments and Contingencies                               -             -
                                                   ----------    ----------

                                                   $2,237,179    $2,038,302
                                                   ==========    ==========

                 See Notes to Consolidated Financial Statements


<PAGE 7>


Item 1. - Financial Statements (Cont.)
- --------------------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------
                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock               $ 88,083      $ 73,878
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization        45,553        35,866
         Deferred Income Taxes                            1,199         3,399
         Other                                            3,697         2,722
         Change in:
           Receivables and Unbilled Utility Revenue    (191,226)      (84,114)
           Gas Stored Underground and Materials and
            Supplies                                     21,767        17,867
           Prepayments                                    4,007        (5,447)
           Accounts Payable                              44,454       (18,268)
           Amounts Payable to Customers                 (15,621)        9,526
           Other Accruals and Current Liabilities        98,135        81,490
           Other Assets and Liabilities - Net               (60)       10,565
                                                        -------      --------
Net Cash Provided by
 Operating Activities                                    99,988       127,484
                                                        -------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                 (70,674)      (96,485)
   Other                                                   (340)        2,432
                                                        --------     --------
Net Cash Used in Investing Activities                   (71,014)      (94,053)
                                                        -------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                               (37,100)      (21,800)
   Net Proceeds from Issuance of Long-Term Debt          99,650             -
   Reduction of Long-Term Debt                          (58,500)            -
   Proceeds from Issuance of Common Stock                 3,226         2,308
   Dividends Paid on Common Stock                       (30,219)      (29,373)
                                                       --------      --------
Net Cash Used in
 Financing Activities                                   (22,943)      (48,865)
                                                       --------      --------

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                               6,031       (15,434)

Cash and Temporary Cash Investments
 at October 1                                            12,757        29,016
                                                       --------      --------

Cash and Temporary Cash Investments at March 31        $ 18,788      $ 13,582
                                                       ========      ========


                 See Notes to Consolidated Financial Statements


<PAGE 8>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

                            National Fuel Gas Company
                            -------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1995, 1994 and 1993, that are included in the Company's combined Annual Report to Shareholders/Form 10-K for 1995. The fiscal 1996 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year.

           The earnings for the six months ended March 31, 1996 should not be taken as a prediction for the fiscal year ending September 30, 1996, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 1996 and 1995, amounted to $28.8 million and $26.2 million, respectively. Net income taxes paid during the six months ended March 31, 1996 and 1995 amounted to $32.0 million and $20.8 million, respectively.

Gas Stored Underground - Current. Gas stored underground is carried at lower of cost or market. Distribution Corporation's inventory cost at March 31, 1996 of approximately $0.4 million has been determined under the last-in, first-out
(LIFO) method and Supply Corporation's inventory cost of approximately $4.3 million has been determined under the average cost method. Supply Corporation adopted the average cost method to value gas received from shippers under tariff allowances that is not consumed in operations.

Note 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industrywide restructuring under the FERC's Order 636, Distribution Corporation is incurring transition costs billed to it by Supply Corporation and other upstream pipeline companies.

           As of March 31, 1996, Distribution Corporation's estimate of its exposure to outstanding transition costs claims is in the range of $6.8 million to $68.4 million. The estimated maximum exposure is declining as transition costs are incurred and paid. At March 31, 1996, Distribution

<PAGE 9>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

Corporation has recorded the minimum liability and corresponding regulatory asset of $6.8 million. In addition, Distribution Corporation's estimated share of Supply Corporation's stranded gathering costs is approximately $10.2 million. See further discussion under "Gathering Rates" below. Distribution Corporation is currently recovering transition costs from its sales and transportation customers in New York and Pennsylvania.

           Distribution Corporation will continue to actively challenge relevant FERC filings made by the upstream pipeline companies to ensure the eligibility and prudency of all transition cost claims. Management believes that any transition costs resulting from the implementation of the FERC's Order 636 which have been determined to be both eligible and prudently incurred should be fully recoverable from customers.

Gathering Rates. A Stipulation and Agreement complying with the FERC's directives under its restructuring orders to fully unbundle the production and gathering cost of service from the transmission cost of service, and to establish a separate gathering rate, was approved by the FERC in February 1996. As approved, the Stipulation and Agreement permits Supply Corporation to fully recover its net investment in production and gathering plant, as well as its production and gathering cost of service. A portion (approximately $10.9 million) of Supply Corporation's net investment in production and gathering plant will be recovered over a five year period as a stranded transition cost. This amount has been reclassified from net plant to a regulatory asset on the Consolidated Balance Sheet at March 31, 1996.



<PAGE 10>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

Note 3 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1996        1995
                                                           ----        ----

Operating Expenses:
  Current Income Taxes -
   Federal                                               $46,696     $36,471
   State                                                   4,689       5,246

  Deferred Income Taxes                                    1,199       3,399
                                                         -------     -------
                                                          52,584      45,116

Other Income:
  Deferred Investment Tax Credit                            (334)       (343)
                                                         -------     -------

Total Income Taxes                                       $52,250     $44,773
                                                         =======     =======


           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1996        1995
                                                           ----        ----

Net income available for common stock                    $88,083     $73,878
Total income taxes                                        52,250      44,773
                                                         -------    --------

Income before income taxes                              $140,333    $118,651
                                                        ========    ========

Income tax expense, computed at
 statutory rate of 35%                                    49,117     $41,528

Increase (reduction) in taxes resulting from:
  Current state income taxes, net of federal
   income tax benefit                                      3,048       3,410
  Depreciation                                             1,215       1,185
  Production tax credits                                    (278)       (495)
  Miscellaneous                                             (852)       (855)
                                                        --------     -------

  Total Income Taxes                                     $52,250     $44,773
                                                        ========     =======



<PAGE 11>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):
                              At March 31, 1996        At September 30, 1995
                          -------------------------  -------------------------
                          Accumulated    Deferred    Accumulated    Deferred
                            Deferred   Income Taxes    Deferred   Income Taxes
                          Income Taxes   Current*    Income Taxes   Current*
                          ------------ ------------  ------------ ------------
Deferred Tax Liabilities:
  Excess of tax over book
   depreciation              $186,364    $      -      $185,595     $     -
  Exploration and
   intangible well
   drilling costs              91,868           -        84,380           -
  Other                        67,890           -        67,831           -
                             --------    --------      --------     -------
    Total Deferred Tax
     Liabilities              346,122           -       337,806           -
                             --------    --------      --------     -------

Deferred Tax Assets:
  Deferred investment
   tax credits                 (7,860)          -        (7,860)          -
  Overheads capitalized
   for tax purposes           (12,685)          -       (11,766)          -
  Unrecovered purchased
   gas costs                        -      (9,280)            -      (8,322)
  Other                       (35,448)          -       (29,417)          -
                            ---------    --------      --------     -------
    Total Deferred Tax
     Assets                   (55,993)     (9,280)      (49,043)     (8,322)
                            ---------    --------      --------     -------

    Total Net Deferred
     Income Taxes            $290,129     $(9,280)     $288,763     $(8,322)
                            =========    ========      ========     =======

* Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."

Note 4 - Capitalization

Common Stock. During the six months ended March 31, 1996, the Company issued 52,200 shares of common stock under the Company's section 401(k) Plans, 47,764 shares to participants in the Company's Dividend Reinvestment Plan, and 8,917 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 55,877 shares of common stock were issued under the Company's stock option and stock award plans.

           On March 19, 1996, the Company's Board of Directors adopted a shareholder rights plan, subject to the approval of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act. If approved by the SEC, the shareholders of record of the Company's common stock, as of a date to be established by the Board of Directors, would be issued a dividend of one right for each share of common stock held. Each right would entitle the holder to purchase from the Company one-half of one share of common stock at a price of $130 per share ($65 per half share), subject to adjustment (Purchase Price). The rights would become exercisable ten days after someone (an acquirer) (a) announces it has acquired or has the right to acquire 10% of the Company's voting stock, or (b) announces a tender offer


<PAGE 12>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

which would result in it owning 10% or more of the Company's voting stock. If the rights become exercisable, each holder, except an acquirer, would be able to exercise a right and receive common stock (or, in certain cases, cash, property or other securities) of the Company or common stock of the acquiring company having a market value equal to twice the right's then current Purchase Price. The rights would have a term of ten years. The Board of Directors would be able to exchange the rights at an exchange ratio of one share of common stock per right. It would also be able to redeem the rights at a price of $0.01 per right anytime until ten days after someone announces it has acquired or has the right to acquire 10% or more of the Company's voting stock.

Long-Term Debt. In December 1995, the Company retired $58.5 million of maturing medium-term notes with short-term borrowings. This consisted of $38.5 million of 8.90% medium-term notes and $20.0 million of 8.875% medium-term notes.

           In March 1996, the Company issued $100.0 million of 5.58% medium-term
notes  due  in  March  1999.   After  reflecting   underwriting   discounts  and
commissions, the net proceeds to the Company amounted to $99.7 million.

           The Company currently has an effective shelf registration under the Securities Act of 1933, as amended, to issue and sell up to $20.0 million of debentures and/or medium-term notes.

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



<PAGE 13>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

Note 5 - Derivative Financial Instruments

           The Company, in its Exploration and Production operations, has entered into certain price swap agreements that effectively hedge a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These agreements are not held for trading purposes. The price swap agreements call for the Company to receive monthly payments from (or make payments to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices represent the current market prices at the locations where the Company delivers its natural gas and crude oil production.

           The following summarizes the Company's activity under price swap agreements for the quarter and six-month periods ended March 31, 1996 and 1995, respectively:

                                             Quarter Ended    Quarter Ended
                                             March 31, 1996   March 31, 1995
                                             --------------   --------------
Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                      6.5               3.0
 Fixed Prices per Thousand Cubic
  Feet (Mcf)                                  $1.71 - $3.05     $1.74 - $2.16
 Variable Prices per Mcf                      $1.96 - $3.43     $1.43 - $1.64
 Gain (Loss)                                    $(3,649,000)       $1,554,000

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                     204,000           180,000
 Fixed Prices per bbl                       $17.40 - $18.50   $16.68 - $18.50
 Variable Prices per bbl                    $18.70 - $21.18   $17.99 - $18.55
 Loss                                             $(220,000)        $(155,000)


                                           Six Months Ended  Six Months Ended
                                            March 31, 1996    March 31, 1995
                                           ----------------  ----------------
Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Bcf                      11.9               4.7
 Fixed Prices per Mcf                         $1.71 - $3.05     $1.74 - $2.39
 Variable Prices per Mcf                      $1.67 - $3.43     $1.36 - $1.73
 Gain (Loss)                                    $(3,291,000)       $2,969,000

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent bbl                   418,000           331,000
 Fixed Prices per bbl                       $17.40 - $19.00   $16.68 - $18.50
 Variable Prices per bbl                    $17.40 - $21.18   $17.16 - $18.55
 Loss                                             $(216,000)        $(153,000)



<PAGE 14>


Item 1.  Financial Statements (Cont.)
- -------------------------------------

           The Company had the following price swap agreements outstanding at March 31, 1996.

Natural Gas Price Swap Agreements:

                                      Notional Amount
Fiscal Year                           (Equivalent Bcf)    Fixed Price Per Mcf
- -----------                           ----------------    -------------------
   1996                                     11.1             $1.71 - $1.99
   1997                                     19.5             $1.71 - $2.00
   1997                                      0.9                  (1)
   1998                                      4.8             $1.77 - $1.95
   1998                                      0.3                  (1)
                                            ----
                                            36.6
                                            ====

Crude Oil Price Swap Agreements:

                                      Notional Amount
Fiscal Year                           (Equivalent bbl)    Fixed Price Per bbl
- -----------                           ----------------    -------------------
   1996                                    528,000          $17.40 - $18.50
   1997                                    978,000          $17.40 - $18.33
   1998                                    396,000          $17.50 - $18.31
                                         ---------
                                         1,902,000
                                         =========

(1) Price to be set according to market prices at a future date.

           Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. At March 31, 1996, the Company had unrecognized losses of approximately $12.7 million related to price swap agreements which are offset by corresponding unrecognized gains from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of


<PAGE 15>


Item 1.  Financial Statements (Concl.)
- --------------------------------------

$300.0 million. No such agreements were entered into during the quarter or six months ended March 31, 1996 and none are currently outstanding.

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

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.8 million to $10.2 million. At March 31, 1996, Distribution Corporation has recorded the minimum liability of $8.8 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York, Distribution Corporation is recovering site investigation and remediation costs in rates. In Pennsylvania, Distribution Corporation expects to recover such costs in rates, as the Pennsylvania Public Utility Commission has allowed recovery of other environmental clean-up costs in rate cases. Accordingly, the Consolidated Balance Sheet at March 31, 1996 includes related regulatory assets in the amount of approximately $8.1 million. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1995 Form 10-K.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $55.7 million, or $1.48 per common share, during the quarter ended March 31, 1996. This compares with earnings of $43.3 million, or $1.16 per common share, during the quarter ended March 31, 1995.

           The Company's earnings were $88.1 million, or $2.35 per common share, during the six months ended March 31, 1996. This compares with earnings of $73.9 million, or $1.98 per common share during the six months ended March 31, 1995.

<PAGE 16>


           The increase in earnings for the quarter and six months ended March 31, 1996 is primarily attributable to the higher earnings of the Company's
Utility and Exploration and Production segments. The earnings of the Utility segment reflect the positive impact of colder weather, new rates that became effective in September 1995 in both the New York and Pennsylvania jurisdictions, and operation and maintenance expense savings. Additionally, new rates that became effective in December 1994 in the Pennsylvania jurisdiction have contributed to higher earnings for the six-month period. The earnings of the Exploration and Production segment increased because of higher natural gas and oil production coupled with an increase in the weighted average price received for this production.

           The Pipeline and Storage segment contributed to the increase in earnings for the quarter ended March 31, 1996, primarily because of the February 1996 Federal Energy Regulatory Commission (FERC) approval of Supply Corporation's rate case. With this approval, new rates became effective on April 1, 1996 retroactive to June 1, 1995. Earnings for the quarter reflect the impact of the rate increase for the period of June 1, 1995 to March 31, 1996. For the six months ended March 31, 1996, however, the Pipeline and Storage segment experienced a decrease in earnings as the positive impact of the new rates was more than offset by lower revenues related to unbundled pipeline sales and open access transportation.

           The Other Nonregulated operations experienced a decline in earnings for the quarter and six months ended March 31, 1996 mainly because of expenses associated with developing international opportunities. Many of these expenses may be reimbursed to the Company upon the occurrence of certain events and at such time would be taken into earnings. As discussed under "International Investment" on page 24, on May 11, 1996, Horizon obtained a commitment for financing on a power plant project in Pakistan. Certain expenses related to this project will be reimbursed to Horizon in the future.

           A more detailed discussion of current period results can be found in the business segment information that follows.



<PAGE 17>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)
                            Three Months Ended            Six Months Ended
                                March 31,                     March 31,
                         -------------------------    -------------------------
                         1996      1995   % Change    1996      1995   % Change
                         ----      ----   --------    ----      ----   --------
 Regulated
 Utility
  Retail Revenues:
   Residential         $299,236  $237,240   26.1    $491,476  $403,818   21.7
   Commercial            79,855    60,727   31.5     125,651   100,429   25.1
   Industrial            11,317     7,075   60.0      16,609    12,542   32.4
                       --------  --------           --------  --------
                        390,408   305,042   28.0     633,736   516,789   22.6
  Off-System Sales        9,625     8,063   19.4      19,297    10,291   87.5
  Transportation         15,359    14,230    7.9      26,209    23,109   13.4
  Other                   1,026     1,234  (16.9)      1,833     2,505  (26.8)
                       --------  --------           --------  --------
                        416,418   328,569   26.7     681,075   552,694   23.2
                       --------  --------           --------  --------

 Pipeline and Storage
  Storage Service        20,130    15,622   28.9      35,023    30,512   14.8
  Transportation         23,606    23,042    2.4      46,651    45,319    2.9
  Other                   5,894     2,978   97.9       8,192    11,662  (29.8)
                       --------  --------           --------  --------
                         49,630    41,642   19.2      89,866    87,493    2.7
                       --------  --------           --------  --------

 Exploration and
  Production             30,172    12,995  132.2      53,145    27,269   94.9
 Other Nonregulated      27,745    18,525   49.8      40,082    35,613   12.5
                       --------  --------           --------  --------
                         57,917    31,520   83.7      93,227    62,882   48.3
                       --------  --------           --------  --------
Less-Intersegment
 Revenues                31,589    22,969   37.5      55,464    44,975   23.3
                       --------  --------           --------  --------

                       $492,376  $378,762   30.0    $808,704  $658,094   22.9
                       ========  ========           ========  ========


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)
                            Three Months Ended           Six Months Ended
                                March 31,                    March 31,
                         -------------------------    -------------------------
                         1996     1995   % Change    1996      1995   % Change
                         ----      ----   --------    ----      ----   --------
 Utility               $ 68,721  $59,200    16.1   $109,353  $ 92,548    18.2
 Pipeline and Storage    23,246   18,662    24.6     39,451    41,948    (6.0)
 Exploration and
  Production             12,825    3,357   282.0     22,329     7,106   214.2
 Other Nonregulated        (844)   2,376  (135.5)    (1,298)    4,480  (129.0)
 Corporate                 (574)    (530)   (8.3)    (1,277)   (1,222)   (4.5)
                       --------  -------           --------  --------

                       $103,374  $83,065    24.4   $168,558  $144,860    16.4
                       ========  =======           ========  ========




<PAGE 18>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                            Three Months Ended            Six Months Ended
                                March 31,                     March 31,
                         -------------------------    -------------------------
                         1996      1995   % Change    1996      1995   % Change
                         ----      ----   --------    ----      ----   --------
Utility Gas Sales
  Residential           41,904    36,644    14.4     69,375    59,477    16.6
  Commercial            12,183    10,320    18.1     19,539    16,532    18.2
  Industrial             2,426     1,704    42.4      3,697     3,058    20.9
  Off-System             2,273     3,683   (38.3)     6,410     4,790    33.8
                       -------   -------            -------   -------
                        58,786    52,351    12.3     99,021    83,857    18.1
                       -------   -------            -------   -------

Non-Utility Gas Sales
  Gas Sales for Resale     114       137   (16.8)       187       229   (18.3)
  Production(in
   equivalent MMcf)     12,535     5,991   109.2     23,254    12,593    84.7
                       -------   -------            -------   -------
                        12,649     6,128   106.4     23,441    12,822    82.8
                       -------   -------            -------   -------
Total Gas Sales         71,435    58,479    22.2    122,462    96,679    26.7
                       -------   -------            -------   -------

Transportation
  Utility               19,229    17,444    10.2     32,787    29,486    11.2
  Pipeline and Storage 124,459   105,973    17.4    217,900   177,828    22.5
  Nonregulated             163       766   (78.7)       468     1,577   (70.3)
                       -------   -------            -------   -------
                       143,851   124,183    15.8    251,155   208,891    20.2
                       -------   -------            -------   -------

Marketing Volumes        8,060     5,943    35.6     12,840    10,414    23.3
                       -------   -------            -------   -------

Less-Intersegment Volumes:
  Transportation        71,491    66,911     6.8    121,691   109,734    10.9
  Production             1,183     1,382   (14.4)     2,475     2,391     3.5
  Gas Sales                443         -      NM        814         8      NM
  Marketing                 20         -      NM         95         -      NM
                       -------   -------            -------   -------
                        73,137    68,293     7.1    125,075   112,133    11.5
                       -------   -------            -------   -------

Total System Natural Gas
 Volumes               150,209   120,312    24.8    261,382   203,851    28.2
                       =======   =======            =======   =======

NM = Not meaningful.

Utility.

         Operating revenues for the Utility segment increased $87.8 million and $128.4 million, respectively, for the quarter and six months ended March 31, 1996, as compared with the same periods a year ago. These increases reflect the recovery of increased gas costs mainly because of higher gas sales as well as an increase in the average cost of purchased gas. Colder weather contributed significantly to the increase in gas sales, which increased 6.4 billion cubic feet (Bcf) and 15.2 Bcf, respectively, for the quarter and six-month periods. The increase in operating revenues for both the quarter and six-month period also reflect general rate increases of $14.2 million and $6.0


<PAGE 19>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

million, respectively, in the New York and Pennsylvania rate jurisdictions, effective in September 1995. For the six-month period, the increase in operating revenues also reflects a general rate increase of $4.8 million in the Pennsylvania rate jurisdiction, effective in December 1994.

           Operating income before income taxes for the Utility segment increased $9.5 million and $16.8 million, respectively, for the quarter and six months ended March 31, 1996, as compared with the same periods a year ago. This resulted primarily from weather in Distribution Corporation's service territory that was colder than last year (see table below), which contributed to an increase in gas sales, as discussed above. The impact of colder weather was greatest in the Pennsylvania jurisdiction since Pennsylvania does not have a weather normalization clause (WNC). The impact of weather in the New York jurisdiction was tempered by that jurisdiction's WNC, which resulted in a benefit to customers of $5.0 million and $7.0 million, respectively, for the quarter and six-month periods. Rate increases discussed above and lower operation and maintenance (O & M) expense also contributed to the increase in operating income before income taxes. Lower O & M reflects a lower number of employees and the streamlining of operations to gain operational and economic efficiencies.

Degree Days

  Three Months Ended March 31:
  ---------------------------
                                                   Percent Colder
                                                        Than
                         Normal    1996    1995   Normal    Last Year
- ---------------------------------------------------------------------

  Buffalo                3,387     3,595  3,121    6.1        15.2
  Erie                   3,233     3,450  2,999    6.7        15.0

  Six  Months Ended March 31:
  --------------------------

  Buffalo                5,641     6,025  5,057    6.8        19.1
  Erie                   5,278     5,691  4,714    7.8        20.7
- ---------------------------------------------------------------------

Pipeline and Storage.

         Operating income before income taxes for the Pipeline and Storage segment increased $4.6 million for the quarter ended March 31, 1996, as compared with the same period a year ago. The increase is attributable primarily to the February 1996 FERC approval of Supply Corporation's rate case. With this approval, new rates became effective on April 1, 1996 retroactive to June 1, 1995. Earnings for the quarter reflect the impact of the rate increase for the period of June 1, 1995 to March 31, 1996. This impact amounted to approximately $2.7 million, or $0.07 per share, including $0.05 per share related to prior quarters.

           For the six months ended March 31, 1996, operating income before income taxes decreased $2.5 million compared with the same period a year ago. The decrease is attributable primarily to lower revenues related to

<PAGE 20>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

unbundled pipeline sales and open access transportation. This decrease was partly offset by the increase resulting from the implementation of new rates discussed above.

           While  transportation  volumes in this segment increased 18.5 Bcf and
40.1 Bcf, respectively, for the quarter and six months ended March 31, 1996, the increase in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

Exploration and Production.

         Operating income before income taxes from the Company's Exploration and Production segment increased $9.5 million and $15.2 million, respectively, for the quarter and six months ended March 31, 1996, compared with the same periods a year ago, mainly because of increased natural gas and oil production combined with higher weighted average prices for both natural gas and oil. As indicated in the tables below, natural gas production increased 5.3 Bcf and 8.8 Bcf, respectively, for the quarter and six-month periods, and the weighted average price received for this production increased $0.94 per thousand cubic feet (Mcf) and $0.60 per Mcf, respectively. Oil and condensate production increased 204,000 barrels (bbls) and 305,000 bbls, respectively, for the quarter and six-month periods, and the weighted average price received for this production increased $2.54 per bbl and $1.79 per bbl, respectively. The increase in natural gas and oil production is attributable primarily to production from West Cameron 552, West Delta Block 30, Vermilion 252, and the Hamp Lease.

         The fluctuation in prices denoted above does not reflect gains and losses from hedging activities. These hedging activities reduced operating revenues by $3.9 million and $3.5 million, respectively, for the quarter and six months ended March 31, 1996. For the quarter and six months ended March 31,
1995, hedging activities contributed $1.4 million and $2.8 million, respectively, to operating revenues. As the Company utilizes its hedging program to effectively manage the market risk associated with fluctuations in the price of natural gas and crude oil, any gains or losses on hedging transactions are offset by lower or higher prices received for actual natural gas and crude oil production. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 5 - Derivative Financial Instruments.



<PAGE 21>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

PRODUCTION VOLUMES

Exploration and Production.
                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1996     1995  % Change   1996     1995  % Change
                             ----     ----  --------   ----     ----  --------
Gas Production - (MMcf)
  Gulf Coast                 8,703    3,369  158.3    15,999    7,117  124.8
  West Coast                   248      175   41.7       505      341   48.1
  Appalachia                 1,363    1,451   (6.1)    2,756    2,971   (7.2)
                            ------    -----           ------    -----
                            10,314    4,995  106.5    19,260   10,429   84.7
                            ======    =====           ======   ======

Oil Production - (Thousands of Barrels)
  Gulf Coast                   239       66  262.1       408      155  163.2
  West Coast                   126       97   29.9       250      199   25.6
  Appalachia                     5        3   66.7         8        7   14.3
                               ---      ---              ---      ---
                               370      166  122.9       666      361   84.5
                               ===      ===              ===      ===

WEIGHTED AVERAGE PRICES

Exploration and Production.

                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1996     1995  % Change   1996     1995  % Change
                             ----     ----  --------   ----     ----  --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                 $2.55    $1.48   72.3     $2.28    $1.54   48.1
  West Coast                 $1.18    $1.41  (16.3)    $1.19    $1.55  (23.2)
  Appalachia                 $2.97    $2.05   44.9     $2.51    $2.05   22.4
  Weighted Average Price     $2.58    $1.64   57.3     $2.28    $1.68   35.7

Weighted Avg. Oil Price/bbl
  Gulf Coast                $19.66   $17.10   15.0    $18.78   $16.56   13.4
  West Coast                $17.03   $15.59    9.2    $15.96   $15.41    3.6
  Appalachia                $17.17   $15.65    9.7    $16.84   $15.47    8.9
  Weighted Average Price    $18.73   $16.19   15.7    $17.70   $15.91   11.3

Other Nonregulated.

           Operating income before income taxes associated with this segment decreased $3.2 million and $5.8 million, respectively, for the quarter and six-month period, compared with the same periods a year ago. The decrease for both periods is primarily attributable to expenses incurred by Horizon, the Company's foreign and domestic energy projects subsidiary, in developing international opportunities. Many of these expenses may be reimbursed to Horizon upon the occurrence of certain events and at such time would be taken into earnings. As discussed under "International Investment" on page 24, on May 11, 1996, Horizon obtained a commitment for financing on a power plant project in Pakistan. Certain expenses related to this project will be reimbursed to Horizon in the future.



<PAGE 22>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

Income Taxes.

         Income taxes increased $7.1 million and $7.5 million, respectively, for the quarter and six months ended March 31, 1996, mainly because of an increase in pretax income.

Interest Charges.

         Total interest charges increased $1.0 million and $2.4 million, respectively, for the quarter and six months ended March 31, 1996. Other interest increased $1.8 million and $3.3 million for the quarter and six-month period, respectively, mainly as a result of increases in short-term borrowings. Interest on long-term debt decreased $0.8 million and $0.9 million, respectively, for the quarter and six-month period, mainly because of a lower average amount of long-term debt compared to the same periods a year ago.


CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the six-month period consisted of cash provided by operating activities, long-term debt, and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan and section 401(k) Plans.

Operating Cash Flow

         Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction.

         Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary substantially from period to period because of supplier refunds, the impact of rate cases and for the Utility segment, fluctuations in weather and over- or under-recovered purchased gas costs. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its WNC. The Pipeline and Storage segment's cash flow is not significantly impacted by weather because of Supply Corporation's SFV rate design.

         Because of the seasonal nature of the Company's heating business, revenues are relatively high during the six months ended March 31 and receivables and unbilled utility revenue historically increase from September to March because of winter weather.

         The storage gas inventory normally declines during the first and second quarters of the fiscal year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the last-in, first-


<PAGE 23>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

out (LIFO) method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statement of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheet and is included under the caption "Other Accruals and Current Liabilities." Such reserve is reduced as the inventory is replenished.

         Net cash provided by operating activities totaled $100.0 million for the six months ended March 31, 1996, a decrease of $27.5 million compared with $127.5 million provided by operating activities for the six months ended March 31, 1995. This shift in cash flow can be attributed primarily to an increase in receivable balances, offset partly by higher payable balances, in the Utility and Exploration and Production segments.

Investing Cash Flow

Capital Expenditures
- --------------------
         The Company's capital expenditures totaled $70.7 million during the six months ended March 31, 1996. Total expenditures for the six-month period represent 41% of the total current capital expenditure budget for fiscal 1996 of $172.9 million.

         The following table presents capital expenditures for the six months ended March 31, 1996, by business segment:

                                         (in thousands)    Percentage
                                         --------------    ----------
      Utility                                 $26,609           37.7
      Pipeline and Storage                      7,760           11.0
      Exploration and Production               35,153           49.7
      Other Nonregulated                        1,152            1.6
                                              -------          -----
                                              $70,674          100.0
                                              =======          =====

         The bulk of the Utility segment's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

         The bulk of the Pipeline and Storage segment's capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems.

         The Exploration and Production segment spent approximately $19.3 million on its offshore program in the Gulf of Mexico, including offshore lease acquisitions and drilling and construction expenditures. Lease acquisitions included the acquisition of Galveston Block 225 through a federal lease sale.

         Approximately $15.7 million was spent on the Exploration and Production segment's onshore program, including horizontal onshore drilling in central Texas and Seneca's development drilling program in California.


<PAGE 24>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

         At the April 24, 1996 Federal Louisiana Offshore Lease Sale, Seneca was the high bidder on two of four bids for offshore leases. The two bids, which still must be awarded, totaled $4.5 million.

         Other  Nonregulated   capital   expenditures   consisted  primarily  of
timberland purchases.

         The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. Expenditures in the Pipeline and Storage segment are also dependent on adequate rate relief.

International Investment
- ------------------------

         On May 11, 1996, Horizon obtained a commitment for financing on a deal to construct, own and operate a 151 Megawatt power plant near Kabirwala, Punjab Province in east-central Pakistan. Horizon is to become an equity partner with the Fauji Foundation of Pakistan and the Asian Development Bank in a new venture, Fauji Kabirwala Power Company Limited (FKPC), which will own and operate the $170 million gas-fired, combined cycle turbine facility. The Fauji Foundation and Horizon's affiliate, Sceptre Power Company, are joint developers of the project.

         The project will be financed with $127.5 million of non-recourse project-financed debt and $42.5 million in equity. Horizon's equity investment will be approximately $18 million, with the remainder coming from the Fauji Foundation and the Asian Development Bank, the lead lender for the project.

         Certain permits must be received from local and regional as well as central governmental agencies in Pakistan before the funding will become available and the project can proceed.

         The project will utilize low Btu gas from two nearby fields in combination with pipeline quality gas to provide electric generating capacity. The power will be sold to the Pakistan Water and Power Development Authority under a 30-year power purchase agreement. Construction is expected to begin before September 30, 1996. The plant should be in commercial operation in under two years thereafter.

Financing Cash Flow

         In December 1995, the Company retired $38.5 million of maturing 8.90% medium-term notes and $20.0 million of 8.875% medium-term notes. Short-term borrowings were used to retire the medium-term notes.

<PAGE 25>

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

         In March 1996, the Company  issued $100.0 million of 5.58%  medium-term
notes  due  in  March  1999.   After  reflecting   underwriting   discounts  and
commissions, the net proceeds to the Company amounted to $99.7 million.

         Consolidated short-term debt decreased by $37.1 million during the first six months of fiscal 1996. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

         The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering long-term debt, at March 31, 1996, the Company would have been permitted to issue up to a maximum of $622 million in additional long-term unsecured indebtedness, in light of then current long-term interest rates. In addition, at March 31, 1996, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $489.5 million of short-term debt.

         The Company currently has an effective shelf registration under the Securities Act of 1933, as amended, to issue and sell up to $20 million of debentures and/or medium term notes.

           The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended March 31, 1996, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 6.5 equivalent Bcf and 204,000 equivalent bbl, respectively. These hedging activities reduced operating revenues by approximately $3.9 million. For the six months ended March 31, 1996, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 11.9 equivalent Bcf and 418,000 equivalent bbl, respectively. These hedging activities reduced operating revenues by approximately $3.5 million. As the Company utilizes its hedging program to effectively manage the market risk associated with fluctuations in the price of natural gas and crude oil, any gains or losses on hedging transactions are offset by lower or higher prices received for actual natural gas and crude oil production.

         At March 31, 1996, Seneca had natural gas price swap agreements outstanding with a notional amount of 37.7 equivalent Bcf at prices ranging from $1.71 per Mcf to $2.00 per Mcf. Seneca also had crude oil price swap agreements outstanding at March 31, 1996 with a notional amount of 1,902,000 equivalent bbl at prices ranging from $17.40 per bbl to $18.50 per bbl. In addition, the Company has Securities and Exchange Commission (SEC) authority to enter into certain interest rate swap agreements. For further discussion, refer to Note 5 - Derivative Financial Instruments.

         In addition to the litigation discussed in Part II, Item 1, of this report, the Company is involved in litigation arising in the normal course of business. In addition to the regulatory matters discussed in Note 2, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or other regulatory

<PAGE 26>

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

matters could have a material effect on earnings and cash flows, none of this other litigation and none of these other regulatory matters are expected to materially change the Company's present liquidity position.

RATE MATTERS

Utility

New York Jurisdiction
- ---------------------
         In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $28.9 million with a requested return on equity of 11.5%. A two year settlement has been entered into with the parties in this rate proceeding. The settlement calls for annual base rate increases of $7.2 million in each of the fiscal years beginning October 1, 1996 and October 1, 1997 with no specified rate of return on equity. Earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and rate payers. The settlement, which must be approved by the State of New York Public Service Commission (PSC), is expected to be addressed by the PSC in mid to late May 1996.

           On April 30, 1996, Distribution Corporation made a filing with the PSC that will provide a framework for a plan to make it possible for its residential and small commercial customers to purchase gas from a supplier other than Distribution Corporation. This filing was made in compliance with the PSC's March 28, 1996 Order regarding Restructuring of the Emerging Competitive Natural Gas Market. Under the proposed plan, customers would be able to choose from whom they want to buy gas, which could be Distribution Corporation, another utility, or a non-utility supplier or marketer. If a customer purchases gas from a supplier other than Distribution Corporation, the supplier would obtain and transport the gas to Distribution Corporation's pipeline system and Distribution Corporation would then deliver the gas to the customer. Distribution Corporation would continue to be responsible for maintaining its pipelines and responding to safety calls, but billing and other traditional services would be assumed by the alternate supplier.

         In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $56.5 million with a requested return on equity of 12.85%. In September 1995, the PSC issued an order authorizing an annual base rate increase of $14.2 million with a return on equity of 10.4%. The new rates became effective as of September 20, 1995.

Pennsylvania Jurisdiction
- -------------------------
           Distribution Corporation elected not to file a rate case in March 1996 because cost control efforts in the Pennsylvania jursidiction have proven effective. Distribution Corporation will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

         On March 15, 1995, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual base rate increase of $22.0 million with a return on equity of 13.25%. In September 1995, the Pennsylvania Public Utility

<PAGE 27>


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Concl.)
         -----------------------------

Commission (PaPUC) approved a settlement authorizing an annual base rate increase of $6.0 million with no specified rate of return on equity. The new rates became effective as of September 27, 1995.

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

Pipeline and Storage. For a discussion of Supply Corporation's gathering rates, refer to Note 2 - Regulatory Matters.

         On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. In February 1996, the FERC approved a settlement which will increase Supply Corporation's revenues by approximately $6.0 million annually from current levels, with a return on equity of 11.3%. The new rates were put into effect on April 1, 1996, retroactive to June 1, 1995. With this settlement, Supply Corporation agreed not to seek recovery for increased cost of service until April 1, 1998.

           As part of the settlement discussed above, Supply Corporation also agreed not to seek recovery of revenues related to terminated Penn-York service from other storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Supply Corporation did receive notification of the termination of 3.3 Bcf of such service, effective March 31, 1996. However, Supply Corporation has successfully obtained executed contracts for all 3.3 Bcf at discounted prices. Such discounts will not have a material impact on the results of operations for Supply Corporation.


Part II.  Other Information
- ---------------------------

Item 1.   Legal Proceedings
- ---------------------------

Paragon/TGX Litigation

         Since November 30, 1984, Distribution Corporation has been involved in litigation against Paragon Resources, Inc. (Paragon) and TGX Corp. (collectively Paragon/TGX), in the United States District Court for the Western District of New York (the District Court). Distribution Corporation sought a declaratory judgment concerning the contract effect of a December 20, 1983 PSC order (the Disapproval Order) which, among other things, disapproved a 1974 gas purchase agreement between Distribution Corporation's predecessor in interest, Iroquois Gas Corporation, and Paragon (the Paragon Contract). Paragon/TGX counterclaimed for (i) a declaration that the Disapproval Order did not affect the Paragon Contract in any way, whatsoever, (ii) approximately $4,400,000 in respect of take-or-pay claims, and (iii) unquantified amounts in respect of other alleged


<PAGE 28>

Item 1.  Legal Proceedings (Concl.)
- -----------------------------------


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

         On September 29, 1994, Paragon/TGX served an amended answer and counterclaim. That pleading restated Paragon/TGX's claims for unquantified money damages respecting Distribution Corporation's alleged (i) breach of contract price and "take-or-pay" provisions, (ii) "lack of good faith . . . material breach" of the contract, and (iii) repudiation of the contract. The pleading also added two new, but unquantified claims - (i) consequential damages suffered upon the sale of properties and assignment of the Paragon Contract at less than full value, and (ii) damages related to the allegation that Distribution Corporation "tortiously and with intent injured TGX in the conduct of its business." Distribution filed a timely reply to Paragon/TGX's claims.

         In April 1996, Distribution Corporation, Paragon/TGX and the PSC entered into a settlement agreement under which all litigation involving the Paragon Contract was resolved. Distribution Corporation made a payment of $7.2 million in satisfaction of all claims. On April 18, 1996, the PSC issued an order authorizing Distribution Corporation to utilize pipeline supplier refunds to fund most of the settlement payment that was allocable to New York. Distribution Corporation has deferred and is expected to recover the portion allocable to Pennsylvania in a future gas cost proceeding. This settlement reduced Distribution Corporation's net income by approximately $0.4 million.


<PAGE 29>

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

         The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 15, 1996. At that meeting, the shareholders elected directors and appointed independent accountants.

         The total votes were as follows:
                                                           Against
                                                For      or Withheld  Abstain
                                             ----------  -----------  -------

  (i) Election of directors to serve
      for a three-year term:
       - Robert T. Brady                     30,557,104     543,281         -
       - William J. Hill                     30,574,683     525,702         -
       - Bernard J. Kennedy                  30,592,435     507,950         -
       - Leonard Rochwarger                  30,548,496     551,889         -

 (ii) Appointment of Price Waterhouse LLP
      as independent accountants             30,503,552     259,538   337,295

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                   (4) Third Supplemental Indenture dated as of December 1, 1982 to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Incorporated herein by reference as Exhibit 4(a)(4) in File No. 33-49401).

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended March 31, 1996 and the
                                    fiscal  years  ended   September   30,  1991
                                    through 1995.

                  (27)              Financial Data Schedule

                  (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 1996 and 1995.

         (b)     Reports on Form 8-K

                                    None



<PAGE 30>


                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL FUEL GAS COMPANY
                                               (Registrant)





                                         /s/Joseph P. Pawlowski
                                         --------------------------------------
                                         Joseph P. Pawlowski
                                         Treasurer and
                                         Principal Accounting Officer













Date:  May 15, 1996
       ------------