Form 10-Q
period 1996-06-30
NATIONAL FUEL GAS CO
filed 1996-08-09
CIK 70145

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


                  For the Quarterly Period Ended June 30, 1996
                                                 -------------

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

          ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES    X        NO
                     ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at July 31, 1996:
              37,772,653 shares.


- -------------------------------------------------------------------------------

Company or Group of Companies for which Report is Filed:
- -------------------------------------------------------

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                 Corporation)
               National Fuel Gas Supply Corporation (Supply Corporation) Seneca Resources Corporation (Seneca)
               Highland Land & Minerals, Inc. (Highland)
               National Fuel Resources, Inc. (NFR)
               Horizon Energy Development, Inc. (Horizon)
               Leidy Hub, Inc. (Leidy Hub)
               Data-Track Account Services, Inc. (Data-Track)
               Utility Constructors, Inc. (UCI)

                                      INDEX

                   Part I. Financial Information                       Page
                   -----------------------------                       ----

Item 1.  Financial Statements

         a.  Consolidated Statements of Income and Earnings
             Reinvested in the Business - Three Months and
             Nine Months Ended June 30, 1996 and 1995                  3 - 4

         b.  Consolidated Balance Sheets - June 30, 1996 and
             September 30, 1995                                        5 - 6

         c.  Consolidated Statement of Cash Flows - Nine
             Months Ended June 30, 1996 and 1995                         7

         d.  Notes to Consolidated Financial Statements                8 - 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          16 - 28


               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                               *

Item 2.  Changes in Securities                                           *

Item 3.  Defaults Upon Senior Securities                                 *

Item 4.  Submission of Matters to a Vote of Security Holders             *

Item 5.  Other Information                                               *

Item 6.  Exhibits and Reports on Form 8-K                               28

Signature                                                               29

* The Company has nothing to report under this item.

Part I. - Financial Information
- -------------------------------

Item 1. - Financial Statements
- ------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                     $239,330      $193,461
                                                       --------      --------

Operating Expenses
  Purchased Gas                                          80,078        60,153
  Operation Expense                                      63,663        62,733
  Maintenance                                             6,104         6,539
  Property, Franchise and Other Taxes                    23,582        20,881
  Depreciation, Depletion and Amortization               26,533        17,930
  Income Taxes - Net                                      9,683         6,238
                                                       --------      --------
                                                        209,643       174,474
                                                       --------      --------

Operating Income                                         29,687        18,987
Other Income                                              1,172         3,210
                                                       --------      --------
Income Before Interest Charges                           30,859        22,197
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             10,539         9,694
  Other Interest                                          3,010         3,522
                                                       --------      --------
                                                         13,549        13,216
                                                       --------      --------

Net Income Available for Common Stock                    17,310         8,981

EARNINGS REINVESTED IN THE BUSINESS

Balance at April 1                                      437,913       408,306
                                                       --------      --------
                                                        455,223       417,287
Dividends on Common Stock
 (1996 - $.42; 1995 - $.405)                             15,784        15,097
                                                       --------      --------

Balance at June 30                                     $439,439      $402,190
                                                       ========      ========

Earnings Per Common Share                                 $0.46         $0.24
                                                          =====         =====

Weighted Average Common Shares Outstanding           37,674,241    37,421,500
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements

- --------------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                        Nine Months Ended
                                                             June 30,
                                                        -----------------
                                                        1996          1995
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                   $1,048,034     $851,555
                                                     ----------     --------

Operating Expenses
  Purchased Gas                                         460,020      329,349
  Operation Expense                                     205,686      203,954
  Maintenance                                            19,274       18,646
  Property, Franchise and Other Taxes                    83,040       75,725
  Depreciation, Depletion and Amortization               72,086       53,796
  Income Taxes - Net                                     62,267       51,354
                                                       --------     --------
                                                        902,373      732,824
                                                       --------     --------

Operating Income                                        145,661      118,731
Other Income                                              2,979        4,686
                                                       --------     --------
Income Before Interest Charges                          148,640      123,417
                                                       --------     --------

Interest Charges
  Interest on Long-Term Debt                             30,413       30,463
  Other Interest                                         12,833       10,095
                                                       --------     --------
                                                         43,246       40,558
                                                       --------     --------

Net Income Available for Common Stock                   105,394       82,859

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                    380,123      363,854
                                                       --------     --------
                                                        485,517      446,713
Dividends on Common Stock
 (1996 - $1.23; 1995 - $1.195)                           46,078       44,523
                                                       --------     --------

Balance at June 30                                     $439,439     $402,190
                                                       ========     ========

Earnings Per Common Share                                 $2.81        $2.22
                                                          =====        =====

Weighted Average Common Shares Outstanding           37,555,248   37,385,301
                                                     ==========   ==========


                 See Notes to Consolidated Financial Statements

- -------------------------------------

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                    June 30,
                                                      1996      September 30,
                                                   (Unaudited)      1995
                                                   -----------  -------------
                                                     (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                      $2,417,648    $2,322,335
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 740,262       673,153
                                                   ----------    ----------
                                                    1,677,386     1,649,182
                                                   ----------    ----------
Current Assets
   Cash and Temporary Cash Investments                 15,368        12,757
   Receivables - Net                                  156,466        75,933
   Unbilled Utility Revenue                            13,187        20,838
   Gas Stored Underground                              12,579        25,589
   Materials and Supplies - at average cost            23,610        24,374
   Prepayments                                         16,726        29,753
                                                   ----------    ----------
                                                      237,936       189,244
                                                   ----------    ----------
Other Assets
   Recoverable Future Taxes                            92,868        94,053
   Unamortized Debt Expense                            25,705        26,976
   Other Regulatory Assets                             58,966        37,040
   Deferred Charges                                     7,987         8,653
   Other                                               39,900        33,154
                                                   ----------    ----------
                                                      225,426       199,876
                                                   ----------    ----------

                                                   $2,140,748    $2,038,302
                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements

- -------------------------------------

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                    June 30,
                                                      1996      September 30,
                                                   (Unaudited)      1995
                                                   -----------  -------------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued
    and Outstanding - 37,708,120 Shares and
    37,434,363 Shares, Respectively                $   37,708    $   37,434
   Paid in Capital                                    391,333       383,031
   Earnings Reinvested in the Business                439,439       380,123
                                                   ----------    ----------
Total Common Stock Equity                             868,480       800,588
Long-Term Debt, Net of Current Portion                574,000       474,000
                                                   ----------    ----------
Total Capitalization                                1,442,480     1,274,588
                                                   ----------    ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                   87,200       147,600
   Current Portion of Long-Term Debt                   30,000        88,500
   Accounts Payable                                    61,845        53,842
   Amounts Payable to Customers                        10,314        51,001
   Other Accruals and Current Liabilities             122,622        52,118
                                                   ----------    ----------
                                                      311,981       393,061
                                                   ----------    ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  290,033       288,763
   Taxes Refundable to Customers                       23,080        23,080
   Unamortized Investment Tax Credit                   12,879        13,380
   Other Deferred Credits                              60,295        45,430
                                                   ----------    ----------
                                                      386,287       370,653
                                                   ----------    ----------
Commitments and Contingencies                               -             -
                                                   ----------    ----------

                                                   $2,140,748    $2,038,302
                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements

- --------------------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Nine Months Ended
                                                              June 30,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock               $105,394      $ 82,859
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization        72,086        53,796
         Deferred Income Taxes                            9,332         8,352
         Other                                            4,534         3,489
         Change in:
           Receivables and Unbilled Utility Revenue     (72,882)      (12,107)
           Gas Stored Underground and Materials and
            Supplies                                     13,774         8,645
           Prepayments                                   13,027        (1,347)
           Accounts Payable                               8,003       (33,981)
           Amounts Payable to Customers                 (40,687)       16,623
           Other Accruals and Current Liabilities        61,760        47,548
           Other Assets and Liabilities - Net             4,356        13,916
                                                       --------      --------
Net Cash Provided by
 Operating Activities                                   178,697       187,793
                                                       --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                (115,874)     (135,198)
   Other                                                 (1,326)       10,616
                                                       --------      --------
Net Cash Used in Investing Activities                  (117,200)     (124,582)
                                                       --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                               (60,400)      (39,300)
   Net Proceeds from Issuance of Long-Term Debt          99,650        99,099
   Reduction of Long-Term Debt                          (58,500)      (96,000)
   Proceeds from Issuance of Common Stock                 5,759         2,328
   Dividends Paid on Common Stock                       (45,395)      (44,097)
                                                       --------      --------
Net Cash Used in
 Financing Activities                                   (58,886)      (77,970)
                                                       --------      --------

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                               2,611       (14,759)

Cash and Temporary Cash Investments
 at October 1                                            12,757        29,016
                                                       --------      --------

Cash and Temporary Cash Investments at June 30         $ 15,368      $ 14,257
                                                       ========      ========


                 See Notes to Consolidated Financial Statements

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

           The earnings for the nine months ended June 30, 1996 should not be taken as a prediction for the fiscal year ending September 30, 1996, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. Earnings during the summer months tend to decline and may reach a point where expenses exceed revenues. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the nine months ended June 30, 1996 and 1995, amounted to $36.7 million and $37.1 million, respectively. Net income taxes paid during the nine months ended June 30, 1996 and 1995 amounted to $49.2 million and $25.6 million, respectively.

Gas Stored Underground - Current. Gas stored underground is carried at lower of cost or market. Distribution Corporation's inventory cost at June 30, 1996 of approximately $9.0 million has been determined under the last-in, first-out
(LIFO) method and Supply Corporation's inventory cost of approximately $3.6 million has been determined under the average cost method. Supply Corporation adopted the average cost method to value gas received from shippers under tariff allowances that is not consumed in operations.

Note 2 - Regulatory Matters

FERC Order 636 Transition Costs. As a result of the industrywide restructuring under the FERC's Order 636, Distribution Corporation is incurring transition costs billed to it by Supply Corporation and other upstream pipeline companies.

- -------------------------------------

           As of June 30, 1996, Distribution Corporation's estimate of its exposure to outstanding transition costs claims is in the range of $12.8 million to $65.2 million. The estimated maximum exposure is declining as transition costs are incurred and paid. At June 30, 1996, Distribution Corporation has recorded the minimum liability and corresponding regulatory asset of $12.8 million. In addition, Distribution Corporation's estimated share of Supply Corporation's $10.4 million of stranded gathering costs at June 30, 1996 is approximately $9.7 million. See further discussion under "Gathering Rates" below. Distribution Corporation is currently recovering transition costs from its sales and transportation customers in New York and Pennsylvania.

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

Gathering Rates. A Stipulation and Agreement complying with the FERC's directives under its restructuring orders to fully unbundle the production and gathering cost of service from the transmission cost of service, and to establish a separate gathering rate, was approved by the FERC in February 1996. As approved, the Stipulation and Agreement permits Supply Corporation to fully recover its net investment in production and gathering plant, as well as its production and gathering cost of service. A portion of Supply Corporation's net investment in production and gathering plant is being recovered over a five year period as a stranded transition cost. The unamortized portion amounts to approximately $10.4 million at June 30, 1996 and is included in Other Regulatory Assets on the Consolidated Balance Sheet.

- -------------------------------------

Note 3 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                         Nine Months Ended
                                                              June 30,
                                                         -----------------
                                                         1996         1995
                                                         ----         ----

Operating Expenses:
  Current Income Taxes -
   Federal                                              $47,947      $37,790
   State                                                  4,988        5,212
  Deferred Income Taxes                                   9,332        8,352
                                                        -------      -------
                                                         62,267       51,354

Other Income:
  Deferred Investment Tax Credit                           (501)        (515)
                                                        -------      -------

Total Income Taxes                                      $61,766      $50,839
                                                        =======      =======


           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                         Nine Months Ended
                                                             June 30,
                                                         -----------------
                                                         1996         1995
                                                         ----         ----

Net income available for common stock                  $105,394     $ 82,859
Total income taxes                                       61,766       50,839
                                                       --------     --------

Income before income taxes                             $167,160     $133,698
                                                       ========     ========

Income tax expense, computed at
 statutory rate of 35%                                  $58,506      $46,794

Increase (reduction) in taxes resulting from:
  Current state income taxes, net of federal
   income tax benefit                                     3,266        3,388
  Depreciation                                            1,544        1,779
  Production tax credits                                   (408)        (690)
  Miscellaneous                                          (1,142)        (432)
                                                       --------      -------

  Total Income Taxes                                   $ 61,766      $50,839
                                                       ========      =======

- -------------------------------------


           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                              At June 30, 1996         At September 30, 1995
                          -------------------------  -------------------------
                          Accumulated    Deferred    Accumulated    Deferred
                            Deferred   Income Taxes    Deferred   Income Taxes
                          Income Taxes   Current*    Income Taxes   Current*
                          ------------ ------------  ------------ ------------
Deferred Tax Liabilities:
  Excess of tax over book
   depreciation             $185,177     $     -       $185,595     $     -
  Exploration and
   intangible well
   drilling costs             96,161           -         84,380           -
  Other                       67,155           -         67,831           -
                            --------     -------       --------     -------
    Total Deferred Tax
     Liabilities             348,493           -        337,806           -
                            --------     -------       --------     -------

Deferred Tax Assets:
  Deferred investment
   tax credits                (7,861)          -         (7,860)          -
  Overheads capitalized
   for tax purposes          (13,107)          -        (11,766)          -
  Unrecovered purchased
   gas costs                       -      (1,444)             -      (8,322)
  Other                      (37,492)          -        (29,417)          -
                            --------     -------       --------     -------
    Total Deferred Tax
     Assets                  (58,460)     (1,444)       (49,043)     (8,322)
                            --------     -------       --------     -------

    Total Net Deferred
     Income Taxes           $290,033     $(1,444)      $288,763     $(8,322)
                            ========     =======       ========     =======

* Included on the Consolidated Balance Sheets in "Other Accruals and Current Liabilities."

Note 4 - Capitalization

Common Stock. During the nine months ended June 30, 1996, the Company issued 88,100 shares of common stock under the Company's section 401(k) Plans, 90,559 shares to participants in the Company's Dividend Reinvestment Plan, and 21,973 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 73,125 shares of common stock were issued under the Company's stock option and stock award plans.

           On March 19, 1996, the Company's Board of Directors adopted a shareholder rights plan, the adoption of which was subsequently approved by the Securities and Exchange Commission (SEC), pursuant to the Public Utility Holding Company Act of 1935, as amended. On June 13, 1996, the Company's Board of directors declared a dividend of one right (Right) for each share of common stock held by the shareholders of record on July 31, 1996.

          The Rights become exercisable ten days after an acquirer (a) announces it has acquired or has the right to acquire 10% or more of the Company's voting stock, or (b) announces a tender offer which would result in it owning 10% or more of the Company's voting stock. If the Rights become exercisable, each Company stockholder, except an acquirer, will be able to exercise a Right and receive common stock (or, in certain cases, cash, property or other securities) of the Company, or common stock of the acquirer, having a market

- -------------------------------------

value equal to twice the Right's then current purchase price. If a Right were currently exercisable, it would entitle a Company stockholder, other than an acquirer, to purchase $130 worth of Company common stock (or the common stock of the acquirer) for $65. The Rights have a term of ten years.

           The Board of Directors is able to exchange the Rights at an exchange ratio of one share of common stock per Right. It also is able to redeem, in whole but not in part, the Rights at a price of $0.01 per Right anytime until ten days after an acquirer announces that it has acquired or has the right to acquire 10% or more of the Company's voting stock.

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

           The Company currently has authorization from the SEC to issue and sell up to $150.0 million of debentures and/or medium-term notes.

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

           The following summarizes the Company's activity under price swap agreements for the quarter and nine-month periods ended June 30, 1996 and 1995, respectively:

                                             Quarter Ended     Quarter Ended
                                             June 30, 1996     June 30, 1995
                                             -------------     -------------
Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                      5.6               5.0
 Fixed Prices per Thousand Cubic
  Feet (Mcf)                                  $1.71 - $1.99     $1.74 - $2.16
 Variable Prices per Mcf                      $2.27 - $2.70     $1.59 - $1.77
 Gain (Loss)                                    $(3,311,000)       $1,342,000

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                     314,000           185,000
 Fixed Prices per bbl                       $17.40 - $19.25   $16.68 - $19.60
 Variable Prices per bbl                    $20.43 - $23.30   $18.40 - $19.89
 Loss                                           $(1,020,000)        $(185,000)


                                         Nine Months Ended  Nine Months Ended
                                           June 30, 1996      June 30, 1995
                                         -----------------  -----------------

Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Bcf                    17.5                9.7
 Fixed Prices per Mcf                       $1.71 - $3.05      $1.74 - $2.39
 Variable Prices per Mcf                    $1.67 - $3.43      $1.36 - $1.77
 Gain (Loss)                                  $(6,602,000)        $4,311,000

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent bbl                 732,000            516,000
 Fixed Prices per bbl                     $17.40 - $19.25    $16.68 - $19.60
 Variable Prices per bbl                  $17.40 - $23.30    $17.16 - $19.89
 Loss                                         $(1,236,000)         $(338,000)

- -------------------------------------

           The Company had the following price swap agreements outstanding at June 30, 1996.

Natural Gas Price Swap Agreements:

                                      Notional Amount
Fiscal Year                           (Equivalent Bcf)    Fixed Price Per Mcf
- -----------                           ----------------    -------------------
   1996                                      5.6             $1.71 - $1.99
   1997                                     24.9             $1.71 - $2.10
   1998                                      9.7             $1.77 - $2.06
   1999                                      1.1             $2.00
                                            ----
                                            41.3
                                            ====
Crude Oil Price Swap Agreements:

                                      Notional Amount
Fiscal Year                           (Equivalent bbl)    Fixed Price Per bbl
- -----------                           ----------------    -------------------
   1996                                    339,000          $17.40 - $19.25
   1997                                  1,218,000          $17.40 - $18.33
   1998                                    396,000          $17.50 - $18.31
                                         ---------
                                         1,953,000
                                         =========

           Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. At June 30, 1996, the Company had unrecognized losses of approximately $19.1 million related to price swap agreements which are offset by corresponding unrecognized gains from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt, at the time they are entered into. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the quarter or nine months ended June 30, 1996 and none are currently outstanding.

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

Item 1.  Financial Statements (Concl.)
- --------------------------------------

Note 6 - Retirement Plan and Other Post-Employment Benefits

           On July 29, 1996, the Company announced a special early retirement offer (SERO) to certain salaried, non-union hourly and union employees of Distribution Corporation and Supply Corporation who have completed at least five years of service and have attained at least 55 years of age on or before October 1, 1996. Approximately 400 employees are eligible for the SERO. The offer must be accepted by any eligible employee by August 31, 1996 and will become effective October 1, 1996. Management's estimate of the pre-tax expense associated with this SERO is approximately $7 million to $9 million. A charge to earnings will be reflected in the Company's fourth quarter financial results after the number of employees accepting the offer is known.

Note 7 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.7 million to $10.1 million. At June 30, 1996, Distribution Corporation has recorded the minimum liability of $8.7 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York, Distribution Corporation is recovering site investigation and remediation costs in rates. In Pennsylvania, Distribution Corporation expects to recover such costs in rates, as the Pennsylvania Public Utility Commission has allowed recovery of other environmental clean-up costs in rate cases. Accordingly, the Consolidated Balance Sheet at June 30, 1996 includes related regulatory assets in the amount of approximately $8.0 million. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1995 Form 10-K.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $17.3 million, or $0.46 per common share, during the quarter ended June 30, 1996. This compares with earnings of $9.0 million, or $0.24 per common share, during the quarter ended June 30, 1995.

           The Company's earnings were $105.4 million, or $2.81 per common share, during the nine months ended June 30, 1996. This compares with earnings of $82.9 million, or $2.22 per common share during the nine months ended June 30, 1995.

           The increase in earnings for the quarter and nine months ended June 30, 1996 is primarily attributable to the higher earnings of the Company's Exploration and Production and Utility segments. The earnings of the Exploration and Production segment increased because of higher natural gas and oil production coupled with an increase in the weighted average price received for this production. The earnings of the Utility segment reflect the positive impact of colder weather, new rates that became effective in September 1995 in both the New York and Pennsylvania jurisdictions, and operation and maintenance expense savings. Additionally, new rates that became effective in December 1994 in the Pennsylvania jurisdiction have contributed to higher earnings for the nine-month period.

           The Pipeline and Storage segment contributed to the increase in earnings for the quarter ended June 30, 1996, primarily because of the February 1996 Federal Energy Regulatory Commission (FERC) approval of Supply Corporation's rate case. New rates were in effect for the entire quarter ended June 30, 1996. For the nine months ended June 30, 1996, however, the Pipeline and Storage segment experienced a decrease in earnings as revenues related to unbundled pipeline sales and open access transportation decreased from the prior year. This decrease was partly offset by the impact of Supply Corporation's rate increase which became effective on April 1, 1996 retroactive to June 1, 1995. Since the rate increase was retroactive, earnings for the nine months ended June 30, 1996 include approximately $1.2 million, or $0.03 per share related to fiscal 1995.

           The Other Nonregulated operations experienced a decline in earnings for the quarter and nine months ended June 30, 1996 mainly because of expenses associated with developing international opportunities. Many of these expenses may be reimbursed to the Company upon the occurrence of certain events and at such time would be taken into earnings. As discussed in more detail under "International Investments" on page 24, on May 11, 1996, Horizon obtained from certain lenders a commitment to provide the debt financing necessary to construct a power plant in Pakistan. It is expected that the lenders will reimburse Horizon in the future for certain expenses related to this project. The decline in earnings for the quarter and nine months ended June 30, 1996 can also be attributed to the gain on the sale of the Company's pipeline construction equipment, net of certain accrued expenses, during the quarter ended June 30,1995.

           A more detailed discussion of current period results can be found in the business segment information that follows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)
                               Three Months Ended            Nine Months Ended
                                    June 30,                     June 30,
                            -------------------------    --------------------------
                            1996      1995   % Change    1996       1995   % Change
                            ----      ----   --------    ----       ----   --------
Regulated
Utility
  Retail Revenues:
   Residential            $123,214  $103,661   18.9   $  614,691  $507,479   21.1
   Commercial               27,133    24,017   13.0      152,784   124,446   22.8
   Industrial                3,799     3,506    8.4       20,407    16,048   27.2
                          --------  --------          ----------  --------
                           154,146   131,184   17.5      787,882   647,973   21.6
  Off-System Sales           5,976     5,518    8.3       25,272    15,809   59.9
  Transportation            13,218    10,580   24.9       39,428    33,689   17.0
  Other                        784     1,193  (34.3)       2,617     3,698  (29.2)
                          --------  --------          ----------  --------
                           174,124   148,475   17.3      855,199   701,169   22.0
                          --------  --------          ----------  --------

Pipeline and Storage
  Storage Service           16,630    14,499   14.7       51,653    45,011   14.8
  Transportation            22,825    21,994    3.8       69,476    67,313    3.2
  Other                        706     2,583  (72.7)       8,898    14,245  (37.5)
                          --------  --------          ----------  --------
                            40,161    39,076    2.8      130,027   126,569    2.7
                          --------  --------          ----------  --------

Exploration and
 Production                 31,367    14,318  119.1       84,512    41,587  103.2
Other Nonregulated          19,161    13,287   44.2       59,243    48,901   21.1
                          --------  --------          ----------  --------
                            50,528    27,605   83.0      143,755    90,488   58.9
                          --------  --------          ----------  --------
Less-Intersegment
 Revenues                   25,483    21,695   17.5       80,947    66,671   21.4
                          --------  --------          ----------  --------

                          $239,330  $193,461   23.7   $1,048,034  $851,555   23.1
                          ========  ========          ==========  ========

OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)
                               Three Months Ended           Nine Months Ended
                                    June 30,                    June 30,
                            ------------------------    -------------------------
                            1996     1995   % Change    1996      1995   % Change
                            ----     ----   --------    ----      ----   --------
Utility                   $10,323   $ 4,999   106.5   $119,676  $ 97,547    22.7
Pipeline and Storage       17,345    16,559     4.7     56,797    58,508    (2.9)
Exploration and
 Production                12,683     4,833   162.4     35,012    11,939   193.3
Other Nonregulated           (564)     (620)    9.0     (1,863)    3,859  (148.3)
Corporate                    (417)     (546)   23.6     (1,694)   (1,768)    4.2
                          -------   -------           --------  --------

                          $39,370   $25,225    56.1   $207,928  $170,085    22.2
                          =======   =======           ========  ========


Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                               Three Months Ended            Nine Months Ended
                                    June 30,                     June 30,
                            -------------------------    -------------------------
                            1996      1995   % Change    1996      1995   % Change
                            ----      ----   --------    ----      ----   --------
Utility Gas Sales
  Residential              15,138    14,088     7.5     84,513    73,565    14.9
  Commercial                3,720     3,860    (3.6)    23,259    20,392    14.1
  Industrial                  880     1,035   (15.0)     4,577     4,093    11.8
  Off-System                2,190     2,956   (25.9)     8,600     7,746    11.0
                           ------    ------            -------   -------
                           21,928    21,939    (0.1)   120,949   105,796    14.3
                           ------    ------            -------   -------

Non-Utility Gas Sales
  Gas Sales for Resale          -        94      NM          -       323      NM
  Production (in
   equivalent MMcf)        13,055     6,535    99.8     36,309    19,128    89.8
                           ------    ------            -------   -------
                           13,055     6,629    96.9     36,309    19,451    86.7
                           ------    ------            -------   -------
Total Gas Sales            34,983    28,568    22.5    157,258   125,247    25.6
                           ------    ------            -------   -------

Transportation
  Utility                  15,196    13,789    10.2     47,983    43,275    10.9
  Pipeline and Storage     63,174    64,344    (1.8)   281,074   242,172    16.1
  Nonregulated                 91       377   (75.9)       559     1,954   (71.4)
                           ------    ------            -------   -------
                           78,461    78,510    (0.1)   329,616   287,401    14.7
                           ------    ------            -------   -------

Marketing Volumes           5,089     5,193    (2.0)    17,929    15,607    14.9
                           ------    ------            -------   -------

Less-Intersegment Volumes:
  Transportation           28,075    27,728     1.3    149,766   137,462     9.0
  Production                1,145     1,329   (13.8)     3,620     3,720    (2.7)
  Gas Sales                     -         -       -        814         8      NM
  Marketing                    24         -      NM        119         -      NM
                           ------    ------            -------   -------
                           29,244    29,057     0.6    154,319   141,190     9.3
                           ------    ------            -------   -------

Total System Natural Gas
 Volumes                   89,289    83,214     7.3    350,484   287,065    22.1
                           ======    ======            =======   =======

NM = Not meaningful.

Utility.

           Operating revenues for the Utility segment increased $25.6 million and $154.0 million, respectively, for the quarter and nine months ended June 30, 1996, as compared with the same periods a year ago. These increases reflect the recovery of increased gas costs mainly because of higher residential gas sales in the quarter and higher total gas sales for the nine-month period as well as an increase in the average cost of purchased gas. In addition, higher transportation volumes in both the quarter and nine-month period increased the Utility segment's operating revenues. Overall, Utility gas sales and transportation volumes increased 1.4 billion cubic feet (Bcf) and 19.9 Bcf, respectively, for the quarter and nine-month periods. Weather in Distribution Corporation's service territory that was colder than last year contributed significantly to the increase in volumes. The increase in operating revenues for both the quarter and nine-month period also reflects general rate increases of $14.2 million and $6.0 million, respectively, in the New York and

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

Pennsylvania rate jurisdictions, effective in September 1995. For the nine-month period, the increase in operating revenues also reflects a general rate increase of $4.8 million in the Pennsylvania rate jurisdiction, effective in December 1994.

           Operating income before income taxes for the Utility segment increased $5.3 million and $22.1 million, respectively, for the quarter and nine months ended June 30, 1996, as compared with the same periods a year ago. This resulted primarily from the general rate increases, discussed above, an emphasis on controlling operation and maintenance expenses and colder weather. Although the New York jurisdiction of Distribution Corporation has a weather normalization clause (WNC) which mitigates the impact of weather on its utility customers, the mechanism is only in effect for October through May billings. An increase in weather related throughput subsequent to the May billing cycle benefited earnings in the quarter ended June 30, 1996, while a weather related decline in throughput for the same non-weather normalized period during the quarter ended June 30, 1995 reduced earnings for that quarter. Nonetheless, for the entire quarter ended June 30, 1996, the WNC resulted in a benefit to customers of $3.6 million, and for the nine months ended June 30, 1996, the WNC resulted in a benefit to customers of $10.6 million.

Degree Days

  Three Months Ended June 30:
  --------------------------
                                                   Percent Colder
                                                        Than
                         Normal    1996    1995   Normal      1995
- ------------------------------------------------------------------

  Buffalo                  918     1,032     943   12.4        9.4
  Erie                     880       954     919    8.4        3.8

  Nine Months Ended June 30:
  -------------------------

  Buffalo                6,559     7,057   6,000    7.6       17.6
  Erie                   6,158     6,645   5,633    7.9       18.0
- ------------------------------------------------------------------

Pipeline and Storage.

         Operating income before income taxes for the Pipeline and Storage segment increased $0.8 million for the quarter ended June 30, 1996, as compared with the same period a year ago. The increase is attributable primarily to the February 1996 FERC approval of Supply Corporation's rate case. New rates were in effect for all of the quarter ended June 30, 1996.

           For the nine months ended June 30, 1996, operating income before income taxes decreased $1.7 million compared with the same period a year ago. The decrease is attributable primarily to lower revenues related to unbundled pipeline sales and open access transportation. This decrease was partly offset by the implementation of new rates which became effective on April 1, 1996 retroactive to June 1, 1995. Since the new rates were retroactive, the nine months ended June 30, 1996 include approximately $1.2 million, or $0.03 per share, related to fiscal 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

Exploration and Production.

         Operating income before income taxes from the Company's Exploration and Production segment increased $7.9 million and $23.1 million, respectively, for the quarter and nine months ended June 30, 1996, compared with the same periods a year ago, mainly because of increased natural gas and oil production combined with higher weighted average prices for both natural gas and oil. As indicated in the tables below, natural gas production increased 4.3 Bcf and 13.2 Bcf, respectively, for the quarter and nine-month periods, and the weighted average price received for this production increased $0.75 per thousand cubic feet (Mcf) and $0.66 per Mcf, respectively. Oil and condensate production increased 363,000 barrels (bbls) and 668,000 bbls, respectively, for the quarter and nine-month periods, and the weighted average price received for this production increased $3.21 per bbl and $2.56 per bbl, respectively. The increase in natural gas and oil production is attributable primarily to Gulf Coast production from West Cameron 552, West Delta Block 30, Vermilion 252, and to the Hamp Lease in California.

         The fluctuation in prices denoted above does not reflect gains and losses from hedging activities. These hedging activities reduced operating revenues by $4.3 million and $7.8 million, respectively, for the quarter and nine months ended June 30, 1996. For the quarter and nine months ended June 30, 1995, hedging activities contributed $1.2 million and $4.0 million, respectively, to operating revenues. As the Company utilizes its hedging program to effectively manage the market risk associated with fluctuations in the price of natural gas and crude oil, any gains or losses on hedging transactions are offset by lower or higher prices received for actual natural gas and crude oil production. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 5 - Derivative Financial Instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


PRODUCTION VOLUMES

Exploration and Production.
                               Three Months Ended         Nine Months Ended
                                    June 30,                  June 30,
                             -----------------------   -----------------------
                             1996     1995  % Change   1996     1995  % Change
                             ----     ----  --------   ----     ----  --------
Gas Production - (MMcf)
  Gulf Coast                 8,202    3,835  113.9    24,201   10,952  121.0
  West Coast                   242      195   24.1       747      536   39.4
  Appalachia                 1,350    1,424   (5.2)    4,107    4,395   (6.6)
                             -----    -----           ------   ------
                             9,794    5,454   79.6    29,055   15,883   82.9
                             =====    =====           ======   ======

Oil Production - (Thousands of Barrels)
  Gulf Coast                   397       63  530.2       805      218  269.3
  West Coast                   142      111   27.9       392      311   26.0
  Appalachia                     4        6  (33.3)       12       12      -
                               ---      ---            -----      ---
                               543      180  201.7     1,209      541  123.5
                               ===      ===            =====      ===

WEIGHTED AVERAGE PRICES

Exploration and Production.

                               Three Months Ended         Nine Months Ended
                                    June 30,                  June 30,
                             -----------------------   -----------------------
                             1996     1995  % Change   1996     1995  % Change
                             ----     ----  --------   ----     ----  --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                 $2.48    $1.68   47.6     $2.35    $1.59   47.8
  West Coast                 $1.25    $1.30   (3.8)    $1.21    $1.46  (17.1)
  Appalachia                 $2.89    $1.98   46.0     $2.63    $2.02   30.2
  Weighted Average Price     $2.50    $1.75   42.9     $2.36    $1.70   38.8

Weighted Avg. Oil Price/bbl
  Gulf Coast                $20.87   $17.84   17.0    $19.81   $16.93   17.0
  West Coast                $18.68   $16.66   12.1    $16.95   $15.86    6.9
  Appalachia                $20.22   $17.00   18.9    $18.07   $16.21   11.5
  Weighted Average Price    $20.29   $17.08   18.8    $18.86   $16.30   15.7

Other Nonregulated.

           The Other Nonregulated segment experienced operating losses before income taxes during the quarters ended June 30, 1996 and June 30, 1995, with only a slight improvement when comparing the two quarters. The operating loss before income taxes during the quarter ended June 30, 1996 is primarily attributable to expenses incurred by Horizon, the Company's foreign and domestic energy projects subsidiary, in developing international opportunities. Many of these expenses may be reimbursed to Horizon upon the occurrence of certain events and at such time would be taken into earnings. As discussed in more detail under "International Investments" on page 24, on May 11, 1996, Horizon obtained from certain lenders a commitment to provide the debt financing necessary to construct a power plant in Pakistan. It is expected that the lenders will reimburse Horizon in the future for certain expenses related to this project. The operating loss before income taxes during the quarter ended June 30, 1995 was primarily attributable to higher operating expenses from UCI, the Company's pipeline construction subsidiary,

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


as a result of management's decision to discontinue its pipeline construction operations. As a result of this decision, approximately $1.0 million of expenses were accrued. UCI also recorded a gain of approximately $2.5 million related to the sale of its pipeline construction equipment, which was recorded below the "Operating Income" line as "Other Income."

         For the nine months ended June 30, 1996, operating income before income taxes decreased $5.7 million compared with the same period a year ago. The decrease is attributable to the expenses incurred by Horizon, as discussed above, partly offset by a lower pretax operating loss by UCI as its operations are now discontinued.

Income Taxes.

         Income taxes increased $3.4 million and $10.9 million, respectively, for the quarter and nine months ended June 30, 1996, mainly because of an increase in pretax income.

Interest Charges.

         Total interest charges increased $0.3 million and $2.7 million, respectively, for the quarter and nine months ended June 30, 1996. For the quarter, interest on long-term debt increased $0.8 million while other interest decreased $0.5 million. The increase in interest on long-term debt for the quarter can be attributed to a higher average amount of long-term debt compared with the same period a year ago. The decrease in other interest for the quarter is mainly a result of lower average short-term borrowings compared with the same period a year ago.

         For the nine months ended June 30, 1996, the $2.7 million increase in interest expense resulted primarily from higher average short-term borrowings compared with the same period a year ago.

Subsequent Event.

           On July 29, 1996, the Company announced a special early retirement offer (SERO) to certain salaried, non-union hourly and union employees of Distribution Corporation and Supply Corporation who have completed at least five years of service and have attained at least 55 years of age on or before October 1, 1996. Approximately 400 employees are eligible for the SERO. The offer must be accepted by any eligible employee by August 31, 1996 and will become effective October 1, 1996. Management's estimate of the pre-tax expense associated with this SERO is approximately $7 million to $9 million. A charge to earnings will be reflected in the Company's fourth quarter financial results after the number of employees accepting the offer is known.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the nine-month period consisted of cash provided by operating activities, long-term debt, and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan and section 401(k) Plans.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Operating Cash Flow

         Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction.

         Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary substantially from period to period because of supplier refunds, the impact of rate cases and for the Utility segment, fluctuations in weather and over- or under-recovered purchased gas costs. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its WNC. The Pipeline and Storage segment's cash flow is not significantly impacted by weather because of Supply Corporation's straight fixed-variable (SFV) rate design.

         Because of the seasonal nature of the Company's heating business, revenues are relatively high during the nine months ended June 30 and receivables historically increase from September to June because of winter weather.

         The storage gas inventory normally declines during the first and second quarters of the fiscal year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the last-in, first-out
(LIFO) method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statement of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheet and is included under the caption "Other Accruals and Current Liabilities." Such reserve is reduced as the inventory is replenished.

         Net cash provided by operating activities totaled $178.7 million for the nine months ended June 30, 1996, a decrease of $9.1 million compared with $187.8 million provided by operating activities for the nine months ended June 30, 1995. This shift in cash flow can be attributed primarily to an increase in receivable balances, mainly in the Utility and Exploration and Production segments, and a decrease in amounts owed to customers in the Utility segment. These are offset partly by higher net income and higher payable balances in the Utility and Exploration and Production segments.

Investing Cash Flow

Capital Expenditures
- --------------------

         The Company's capital expenditures totaled $115.9 million during the nine months ended June 30, 1996. Total expenditures for the nine-month period represent 67% of the total current capital expenditure budget for fiscal 1996 of $172.9 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         The following table presents capital expenditures for the nine months ended June 30, 1996, by business segment:

                                         (in thousands)
                                         --------------

      Utility                                $43,342
      Pipeline and Storage                    12,846
      Exploration and Production              57,938
      Other Nonregulated                       2,914
                                            --------
                                             117,040
      Intersegment Elimination                (1,166)
                                            --------
                                            $115,874
                                            ========

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

         The Exploration and Production segment spent approximately $38.6 million on its offshore program in the Gulf of Mexico, including offshore lease acquisitions and drilling and construction expenditures. Lease acquisitions included the acquisition of Galveston Block 225, Vermilion 309 and Viosca Knoll 432 through federal lease sales.

         Approximately $19.3 million was spent on the Exploration and Production segment's onshore program, including horizontal drilling in central Texas and recompletion activity in California.

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

International Investments
- -------------------------

           On May 11, 1996, Horizon and its equity partners obtained from certain lenders a commitment, which is subject to standard conditions precedent, to provide the debt financing necessary to construct a 151 Megawatt power plant near Kabirwala, Punjab Province in east-central Pakistan. Horizon, along with the Fauji Foundation of Pakistan and the Asian Development Bank, will be an equity investor in a new corporation, the Fauji Kabirwala Power Company

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Limited (FKPC). FKPC will own and operate the combined cycle gas-fired power plant, which is projected to cost $170 million. The Fauji Foundation and Horizon's affiliate, Sceptre Power Company, are joint developers of the project.

         The project will be financed with $127.5 million of non-recourse project-financed debt and $42.5 million of equity. Horizon's equity investment is projected to be approximately $18 million, with the remainder coming from the Fauji Foundation and the Asian Development Bank, the lead lender for the project.

         Certain conditions precedent, including receipt of required permits from local and regional as well as central governmental agencies in Pakistan, must be satisfied before the funding will become available and the project can proceed.

         The project will utilize low Btu gas from two nearby fields in combination with pipeline quality gas to provide electric generating capacity. The power will be sold to the Pakistan Water and Power Development Authority under a 30-year power purchase agreement. Construction is expected to begin by the end of September or in October 1996. The plant is expected to achieve commercial operations less than two years thereafter.

         On June 25, 1996, Horizon purchased Beheer-en Beleggingsmaatschappij Bruwabel B.V. (Bruwabel) from a subsidiary of Cinergy Corporation. Bruwabel is a Dutch company that in turn directly or indirectly owns three Czech corporations. Bruwabel's principal assets are a power development group, which is involved in development initiatives for the conversion of district heating plants into cogeneration facilities, and a district heating plant located in the eastern part of the Czech Republic. Horizon plans to convert the heating plant to a combined-cycle cogeneration facility, with electrical output of up to 50 Megawatts.

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

         Consolidated short-term debt decreased by $60.4 million during the first nine months of fiscal 1996. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing construction expenditures, gas in storage inventory, unrecovered purchased gas costs and other working capital needs.

         The Company's present liquidity position is believed to be adequate to satisfy known demands. Under the Company's covenants contained in its indenture covering long-term debt, at June 30, 1996, the Company would have been permitted to issue up to a maximum of $632.0 million in additional long-term unsecured indebtedness, in light of then current long-term interest

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


rates. In addition, at June 30, 1996, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $512.8 million of short-term debt.

         The Company currently has authorization from the Securities and Exchange Commission (SEC) to issue and sell up to $150.0 million of debentures and/or medium term notes.

         The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended June 30, 1996, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 5.6 equivalent Bcf and 314,000 equivalent bbl, respectively. These hedging activities reduced operating revenues by approximately $4.3 million. For the nine months ended June 30, 1996, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 17.5 equivalent Bcf and 732,000 equivalent bbl, respectively. These hedging activities reduced operating revenues by approximately $7.8 million. As the Company utilizes its hedging program to effectively manage the market risk associated with fluctuations in the price of natural gas and crude oil, any gains or losses on hedging transactions are offset by lower or higher prices received for actual natural gas and crude oil production.

         At June 30, 1996, Seneca had natural gas price swap agreements outstanding with a notional amount of 41.3 equivalent Bcf at prices ranging from $1.71 per Mcf to $2.10 per Mcf. Seneca also had crude oil price swap agreements outstanding at June 30, 1996 with a notional amount of 1,953,000 equivalent bbl at prices ranging from $17.40 per bbl to $19.25 per bbl. In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, refer to Note 5 - Derivative Financial Instruments.

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

RATE MATTERS

Utility

New York Jurisdiction
- ---------------------

           In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $28.9 million with a requested return on equity of 11.5%. A two year settlement with the parties in this rate proceeding has been approved by the State of New York Public Service Commission (PSC). The settlement calls for annual base rate increases of $7.2 million in each of the fiscal years beginning October 1, 1996 and October 1, 1997 with no specified rate of return on equity. Earnings above a

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and rate payers.

         On April 30, 1996, Distribution Corporation made a filing with the PSC that will provide a framework for a plan to make it possible for its residential and small commercial customers to purchase gas from a supplier other than Distribution Corporation. This filing, effective May 1, 1996 on a temporary basis, was made in compliance with the PSC's March 28, 1996 Order regarding Restructuring of the Emerging Competitive Natural Gas Market. Under the plan, all customers are able to choose from whom they want to buy gas, which could be Distribution Corporation, another utility, or a non-utility supplier or marketer. If a customer purchases gas from a supplier other than Distribution Corporation, the supplier would obtain and transport the gas to Distribution Corporation's pipeline system and Distribution Corporation would then deliver the gas to the customer. Distribution Corporation would continue to be responsible for maintaining its pipelines and responding to safety calls, but billing and other traditional services would be assumed by the alternate supplier. Final PSC approval of the April 30, 1996 filing is pending.

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

Pennsylvania Jurisdiction
- -------------------------

           Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Distribution Corporation will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

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

Pipeline and Storage. For a discussion of Supply Corporation's gathering rates, refer to Note 2 - Regulatory Matters.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations (Concl.)
         ------------------------------


         On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. In February 1996, the FERC approved a settlement authorizing an annual rate increase of approximately $6.0 million with a return on equity of 11.3%. The new rates were put into effect on April 1, 1996, retroactive to June 1, 1995. With this settlement, Supply Corporation agreed not to seek recovery for increased cost of service until April 1, 1998.

         As part of the settlement discussed above, Supply Corporation also agreed not to seek recovery of revenues related to terminated Penn-York service from other storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Supply Corporation did receive notification of the termination of 3.3 Bcf of such service, effective March 31, 1996. However, Supply Corporation has successfully obtained executed contracts for all 3.3 Bcf at discounted prices. Such discounts will not have a material impact on the results of operations for Supply Corporation. An open season was recently completed concerning an additional 2.1 Bcf of such storage service, which will become available on April 1, 1997, and management is currently evaluating the results.


Part II.  Other Information
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended June 30,  1996 and the
                                    fiscal  years  ended   September   30,  1991
                                    through 1995.

                  (27)              Financial Data Schedule

                  (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended June 30, 1996 and 1995.

         (b)     Reports on Form 8-K

                  (i)               Report on Form 8-K was filed on June 14,
                                    1996.
                                    Date of Report - June 13, 1996.
                                    Item 5.  Other Events.  Shareholder Rights
                                    Plan.

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













Date:  August 9, 1996
       --------------