Form 10-K405
period 1996-09-30
NATIONAL FUEL GAS CO
filed 1996-12-18
CIK 70145

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1996

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

                                                            Name of each
                                                              exchange
   Title of each class                                   on which registered
Common Stock, $1 Par Value, and                        New York Stock Exchange
Common Stock Purchase Rights

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,559,340,000 as of November 30, 1996.

         Common Stock, $1 Par Value, outstanding as of November 30, 1996:
37,992,960 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Annual Report to Shareholders for 1996 are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 1997 are incorporated by reference into Part III of this report.

National Fuel Gas Company
Form 10-K Annual Report
For the Fiscal Year Ended September 30, 1996

                                Table of Contents
                                                                         Page
                                                                         ----
Part I
------
Item  1.  Business
            The Company and its  Subsidiaries                             15
            Rates and  Regulation                                         16
            The Utility Segment                                           17
            The Pipeline and Storage Segment                              17
            The Exploration and Production Segment                        18
            The Other Nonregulated Segment                                18
            Sources and Availability of Raw Materials                     19
            Competition                                                   19
            Seasonality                                                   21
            Capital Expenditures                                          21
            Environmental Matters                                         21
            Miscellaneous                                                 21
            Executive Officers of the Company                             22

Item  2.  Properties
            General Information on Facilities                             23
            Exploration and Production Activities                         23

Item  3.  Legal Proceedings                                               25

Item  4.  Submission of Matters to a Vote of Security Holders             25

Part II
-------
Item  5.  Market for the Registrant's Common Stock and Related
          Shareholder Matters                                             25

Item  6.  Selected Financial Data                                         26

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             27

Item  8.  Financial Statements and Supplementary Data                     45

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             73

Part III
--------
Item 10.  Directors and Executive Officers of the Registrant              73

Item 11.  Executive Compensation                                          74

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                      74

Item 13.  Certain Relationships and Related Transactions                  74

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                        75

Signatures                                                                78
----------

This combined Annual Report to Shareholders/Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements included in this combined Annual Report to Shareholders/Form 10-K at Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), under the heading "Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with a "1" following the statement, as well as those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

                                     PART I
                                     ------
ITEM 1  Business

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

         The Company is an integrated natural gas operation consisting of three major business segments:

1. The Utility segment is carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas and provides natural gas transportation services through a local distribution system located in western New York and northwestern Pennsylvania (principal metropolitan areas: Buffalo, Niagara Falls and Jamestown, New York; Erie and Sharon, Pennsylvania).

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

         The Other Nonregulated segment is carried out by the following subsidiaries:

* National Fuel Resources, Inc. (NFR), a New York corporation engaged in the marketing and brokerage of natural gas and the performance of energy management services for utilities and end-users located in the northeastern and midwestern United States;

* Leidy Hub, Inc. (Leidy), a New York corporation engaged in providing various natural gas hub services to customers in the northeastern, mid-Atlantic, Chicago and Los Angeles areas of the United States and Ontario, Canada, through (i) Leidy's 50% ownership of Ellisburg-Leidy Northeast Hub Company (a Pennsylvania general partnership) and (ii) Leidy's 14.5% ownership of Enerchange, L.L.C. (Enerchange) (a Delaware limited liability company which in turn owns 50% of QuickTrade, L.L.C., another Delaware limited liability company);

* Horizon Energy Development, Inc. (Horizon), a New York corporation formed in 1995 to engage in foreign and domestic energy projects through investment as a sole or partial owner in various business entities including Beheer-en-Beleggingsmaatschappij Bruwabel B.V. (Bruwabel), a Dutch company whose principal assets are a power development group and a district heating plant located in the eastern part of the Czech Republic;

* Seneca is also engaged in the marketing of timber from its Pennsylvania land holdings;

* Highland Land & Minerals, Inc. (Highland), a Pennsylvania corporation which operates a sawmill and kiln in Kane, Pennsylvania;

* Data-Track Account Services, Inc. (Data-Track), a New York corporation which provides collection services (principally issuing collection notices) for the Company's subsidiaries (principally Distribution Corporation); and

* Utility Constructors, Inc. (UCI), a Pennsylvania corporation which discontinued its operations (primarily pipeline construction) in 1995 and whose affairs are being wound down.

         Financial information about each of the Company's business segments can be found in Item 8 at Note I "Business Segment Information." No single customer, or group of customers under common control, accounted for more than 10% of the Company's consolidated revenues in 1996. All references to years in this report are to the Company's fiscal year ended September 30 unless otherwise noted.

         The discussion of the Company's business segments as contained in the Letter to Shareholders, which is included in the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, is included in this electronic filing as Exhibit 13 and incorporated herein by reference.

Rates and Regulation

The Company is subject to regulation by the Securities  and Exchange  Commission
(SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-Company transactions and limitations on diversification. The SEC has recommended legislation to repeal conditionally the Holding Company Act, in conjunction with legislation which would allow the various state regulatory commissions to have access to such books and records of companies in a holding company system as would be necessary for effective regulation, and allow for federal audit authority and oversight of affiliate transactions. However, the additional proposed access to Company books and records by state regulatory commissions would correspondingly increase the amount of regulatory burden at the state level. In addition, recent SEC rule changes, and proposed rule changes, if implemented, have reduced and could reduce further the number of applications filed under the Holding Company Act, exempt routine financings and expand diversification opportunities. The Company is unable to predict at this time what the ultimate outcome of legislative and/or regulatory changes will be, and therefore what the impact on the Company might be.1

         The Utility segment's rates, services and other matters are regulated by the Public Service Commission of the State of New York (PSC) with respect to services provided within New York, and by the Pennsylvania Public Utility Commission (PaPUC) with respect to services provided within Pennsylvania. For additional discussion of the Utility segment's rates and regulation, see Item 7 under the heading "Rate Matters," and Item 8 at Note B-Regulatory Matters. The discussion under Item 8 at Note B-Regulatory Matters, includes a description of the regulatory assets and liabilities reflected on the Company's consolidated balance sheets in accordance with applicable accounting standards. To the extent that the criteria set forth in such accounting standards are not met by the operations of the Utility segment or the Pipeline and Storage segment, as the case may be, the related regulatory assets and liabilities would be eliminated from the Company's consolidated balance sheets and such accounting treatment would be discontinued. The Company is not currently facing any requirement to discontinue such accounting standards.1

         The Pipeline and Storage segment's rates, services and other matters are regulated by the Federal Energy Regulatory Commission (FERC). For additional discussion of the Pipeline and Storage segment's rates and regulation, see Item 7 under the heading "Rate Matters," and Item 8 at Note B-Regulatory Matters.

         This report occasionally refers collectively to the Utility segment and the Pipeline and Storage segment as the Regulated Operations.

         In addition, the Company is subject to the same federal, state and local regulations on various subjects as other companies doing business in the same locations.

         The Company's operations other than Supply Corporation and Distribution Corporation are not regulated as to prices or rates for services. Accordingly, this report occasionally refers collectively to the Exploration and Production segment and the Other Nonregulated segment as the Nonregulated Operations.

The Utility Segment

The Utility segment contributed approximately 51% of the Company's operating income before income taxes in 1996.

         Additional discussion of the Utility segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," in Item 7 "MD&A," and in Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Pipeline and Storage Segment

The Pipeline and Storage segment contributed approximately 33% of the Company's operating income before income taxes in 1996.

         The Pipeline and Storage segment currently has service agreements for substantially all of its firm transportation capacity, which totals approximately 1,896 million cubic feet (MMcf) per day. The Utility segment has contracted for approximately 1,126 MMcf per day or 59% of that capacity until 2003 and continuing year-to-year thereafter. An additional 22% of that capacity is subject to firm contracts with nonaffiliated customers until 2003 or later.

         The Pipeline and Storage segment has available for sale to customers approximately 61.6 billion cubic feet (Bcf) of firm storage capacity. The Utility segment has contracted for 26.0 Bcf or 42% of that capacity, in service agreements with initial terms of approximately 7 to 10 years and continuing year-to-year thereafter, effective beginning in 1993 (23.3 Bcf - 10 years), 1996 (2.0 Bcf - 10 years) and 1997 (0.7 Bcf - 7 years).
Nonaffiliated customers are contracted for the remaining firm storage capacity.

         The  primary   terms  of  current  firm  storage   service   agreements
representing 23.3 Bcf of the firm storage capacity contracted for by nonaffiliated customers expired in 1995. Service continues year-to-year and can be terminated by the customer on one year's notice. Five of these customers terminated or reduced contracts effective March 31, 1996. The resulting 3.3 Bcf of storage capacity was marketed and is under firm contracts, at discounted rates, with new customers until at least March 31, 1999. Three additional customers terminated contracts effective March 31, 1997 resulting in 2.1 Bcf of available storage capacity. Approximately 1.0 Bcf of this capacity is under contract, at discounted rates, with a new customer until March 31, 2001. The Pipeline and Storage segment is actively marketing the remaining 1.1 Bcf of available capacity.

         Additional discussion of the Pipeline and Storage segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of

Raw  Materials"  and  "Competition,"   Item  7  "MD&A,"  and  Item  8  at  Notes
B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Exploration and Production Segment

The Exploration and Production segment contributed approximately 21% of the Company's operating income before income taxes in 1996.

         Additional discussion of the Exploration and Production segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the heading "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments, I-Business Segment Information and L-Supplementary Information for Oil and Gas Producing Activities.

The Other Nonregulated Segment

The Other Nonregulated segment reduced the Company's operating income before income taxes by approximately 4% in 1996. Corporate operations also reduced the Company's operating income before income taxes by approximately 1%.

         Additional discussion of the Other Nonregulated segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments and I-Business Segment Information.

Sources and Availability of Raw Materials

Natural gas is the principal raw material for the Utility segment and some of the subsidiaries in the Other Nonregulated segment, as discussed below. The Pipeline and Storage segment transports and stores gas owned by its customers, whose gas originates in the southwestern United States, Canada and Appalachia. Highland and Seneca's timber operations rely to a large degree upon timber located on Seneca's lands, so that source and availability are not issues. The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as described in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K,
Item 7 "MD&A" and Item 8 at Notes I-Business Segment Information and L Supplementary Information for Oil and Gas Producing Activities.

         In 1996, the Utility segment purchased 149.5 Bcf of gas. Gas purchases from various producers and marketers in the southwestern United States under long-term (two years or longer) contracts accounted for 70% of these purchases. Purchases of gas in Canada under long-term contracts, purchases of gas in Canada and the United States on the spot market (contracts of less than a year) and purchases from Appalachian producers accounted for 3%, 24% and 3%, respectively, of the Utility segment's 1996 gas purchases. Gas purchases from Vastar Resources, Inc. and Natural Gas Clearinghouse (southwest gas under long-term contract) represented 13% and 11%, respectively, of total 1996 gas purchases by the Utility segment. No other producer or marketer provided the Utility segment with 10% or more of its gas requirements in 1996. A portion of the Utility segment's gas purchase agreements with nonaffiliated gas producers require payment of fixed monthly charges. These charges are tied to various indices. At September 30, 1996, the projected aggregate amount of such required future payments, based on current indices, is approximately $10.8 million annually for the next five years.1

         To move its gas from the point of purchase to its distribution system in New York and Pennsylvania, the Utility segment purchases contracted firm transportation and storage services from various interstate pipeline companies including Supply Corporation. These contracts provide for payment of a demand or reservation charge for contracted capacity and storage. At September 30, 1996, the projected aggregate amounts of such required future payments to nonaffiliated companies, based on current FERC approved rates, where applicable, are approximately $98.1 million and $2.4 million annually for the next five years, for pipeline capacity and storage service, respectively.1

         The Other Nonregulated segment needs natural gas for NFR's marketing and Leidy's hub services, but is relatively indifferent as to the source.

Competition

Competition in the natural gas industry exists among providers of natural gas, as well as between natural gas and other sources of energy. The continuing deregulation of the natural gas industry should enhance the competitive position of natural gas relative to other energy sources by removing some of the regulatory impediments to adding customers and responding to market forces.1 In addition, the environmental advantages of natural gas compared with other fuels should increase the role of natural gas as an energy source.1 Moreover, natural gas is abundantly available in North America, which makes it a dependable alternative to imported oil.

         The electric industry is moving toward a more competitive environment as a result of the federal Energy Policy Act of 1992 and initiatives undertaken by the FERC and various states. It is unclear at this point what impact this restructuring will have on the Company.1

         The Company competes on the basis of price, service and reliability, product performance and other factors. Sources and providers of energy, other than those described under this "Competition" heading, do not compete with the Company to any significant extent.

Competition:  The Utility Segment
The changes precipitated by the FERC's restructuring of the gas industry in Order No. 636 are redefining the roles of the gas utility industry and the state regulatory commissions. The PSC issued an order in 1995 providing for the Utility segment to implement unbundling of its services. The Utility segment has implemented most of the provisions contained in the PSC's 1995 order, and now offers unbundled, flexible services to its residential, commercial and industrial customers. At present, these provisions are not advantageous to the residential customers because of high cost and the resulting lack of interest by gas marketers in offering residential gas sales. In large part, the high cost is due to the significant customer protections required of utilities which are then passed along in rates. Such protections include sufficient contracts to purchase, transport and store natural gas in the event that it is needed by residential customers.

         Competition  for  large-volume  customers  continues,   with  local
producers or pipeline companies attempting to sell or transport gas directly to end-users located within the Utility segment's service territories (i.e., bypass). In addition, competition continues with fuel oil suppliers, and may increase with electric utilities making retail energy sales.1

         Responding to those developments, the Utility segment is now better able to compete, through its unbundled flexible services, in its most vulnerable markets (the large commercial and industrial markets). The Utility segment continues to (i) develop or promote new sources and uses of natural gas and/or new services, rates and contracts and (ii) emphasize and provide high quality service to its customers.

Competition:  The Pipeline and Storage Segment
The Pipeline and Storage segment competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeastern United States and with other companies providing gas storage services. The Pipeline and Storage segment has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States, and provide part of the link between gas-consuming regions of the northeastern United States and gas-producing regions of Canada and the southwestern, southern and midwestern regions of the United States. This location offers the opportunity for increased transportation and storage services in the future.1

Competition:  The Exploration and Production Segment
The Exploration and Production segment competes with other gas and oil producers, and with fuel oil and electricity wholesalers and producers, with respect to its sales of oil and gas. The Exploration and Production segment also competes, by competitive bidding and otherwise, with other oil and gas exploration and production companies of various sizes for leases and drilling rights for exploration and development prospects.

         To compete in this environment, the Exploration and Production segment originates and acts as operator on most prospects, minimizes risk of exploratory efforts through partnership-type arrangements, applies the latest technology for both exploratory studies and drilling operations and focuses on market niches that suit its size, operating expertise and financial criteria.

Competition:  The Other Nonregulated Segment
In the Other Nonregulated segment, NFR competes with other gas marketers and energy management services providers. Leidy competes with other natural gas hub service providers. Highland competes with other sawmills in northwestern Pennsylvania. Horizon competes with other entities seeking to develop foreign and domestic energy projects.

Seasonality

Variations in weather conditions can materially affect the volume of gas delivered by the Utility segment, as virtually all of its residential and commercial customers use gas for space heating. The effect on the Utility segment in New York is mitigated by a weather normalization clause which is designed to adjust the rates of retail customers to reflect the impact of deviations from normal weather. Weather that is more than 2.2% warmer than normal results in a surcharge being added to customers' current bills, while weather that is more than 2.2% colder than normal results in a refund being credited to customers' current bills.

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

Environmental Matters

A discussion of material environmental matters involving the Company is included in Item 8, Note H-Commitments and Contingencies.

Miscellaneous

The Company had 2,843 full-time employees at September 30, 1996, a decrease of 2.8% from the 2,925 employed at September 30, 1995.

         Agreements covering employees in collective bargaining units in New York were last renegotiated in October 1994 and are scheduled to expire in February 1998. Agreements covering most employees in collective bargaining units in Pennsylvania were renegotiated, effective April and May 1996, and are scheduled to expire in April and May 1999.

         The Company has numerous county and municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. The Company has regularly renewed such franchises at expiration and expects no difficulty in continuing to renew them.1

Executive Officers of the Company*

                     Age as of  Current Company             Date Elected To
         Name         9/30/96      Positions               Current Positions
         ----        ---------  ---------------            -----------------
Bernard J. Kennedy       65     Chairman of the
                                Board of Directors.        March 21, 1989
                                Chief Executive
                                Officer.                   August 1, 1988
                                President.                 January 1, 1987
                                Director.                  March 29, 1978

Philip C. Ackerman       52     Director.                  March 16, 1994
                                Senior Vice President.     June 1, 1989
                                President of
                                Distribution Corporation.  October 1, 1995
                                President of Seneca until
                                 October 1, 1996.          June 1, 1989
                                Executive Vice President
                                 of Supply Corporation.    October 1, 1994
                                President of Horizon.      September 13, 1995
                                President of certain
                                 other subsidiaries of
                                 the Company from prior
                                 to 1991.

Richard Hare             58     President of Supply
                                 Corporation.              June 1, 1989
                                Senior Vice President of
                                 Penn-York Energy Corpor-
                                 ation until its merger
                                 into Supply Corporation
                                 on July 1, 1994.          June 1, 1989

James A. Beck            49     President of Seneca.       October 1, 1996**

Joseph P. Pawlowski      55     Treasurer.                 December 11, 1980
                                Senior Vice President of
                                 Distribution Corporation. February 20, 1992
                                Treasurer of
                                 Distribution Corporation. January 1, 1981
                                Treasurer of
                                 Supply Corporation.       June 1, 1985
                                Secretary of
                                 Supply Corporation.       October 1, 1995
                                Officer of certain other
                                 subsidiaries of the
                                 Company from prior
                                 to 1991.

Gerald T. Wehrlin        58     Controller.                December 11, 1980
                                Senior Vice President of
                                 Distribution Corporation. April 1, 1991
                                Controller of
                                 Distribution Corporation. January 1, 1981
                                Controller of Seneca.      September 1, 1981
                                Secretary and Treasurer
                                 of Leidy.                 September 1, 1993
                                Secretary and Treasurer
                                 of Horizon.               September 13, 1995
                                Officer of certain other
                                 subsidiaries of the
                                 Company from prior
                                 to 1991.

Walter E. DeForest       55     Senior Vice President of
                                 Distribution Corporation. August 1, 1993
                                President of Leidy.        September 1, 1993

                     Age as of  Current Company             Date Elected To
         Name         9/30/96      Positions               Current Positions
         ----        ---------  ---------------            -----------------

Bruce H. Hale            47     Senior Vice President of
                                 Distribution Corporation. April 1, 1991 through
                                                           February 20, 1992,
                                                           and again on
                                                           January 1, 1993***
                                Vice President of Horizon. September 13, 1995

Dennis J. Seeley         53     Senior Vice President of
                                 Supply Corporation.       January 1, 1993

David F. Smith           43     Senior Vice President of
                                 Distribution Corporation. January 1, 1993
                                Secretary of
                                 Distribution Corporation. June 20, 1986
                                Officer of certain other
                                 subsidiaries of the
                                 Company from prior
                                 to 1991.

  * The Company has been advised that there are no family relationships among any of the officers listed, and that there is no arrangement or understanding among any one of them and any other persons pursuant to which he was elected as an officer.

 ** Vice President of Seneca from January 1, 1994 through April 30, 1995, Executive Vice President of Seneca from May 1, 1995 through September 30, 1996.

*** Senior Vice President of Supply Corporation from February 21, 1992 through December 31, 1992.

ITEM 2  PROPERTIES

General Information on Facilities

The investment of the Company in net property, plant and equipment was $1,709.6 million at September 30, 1996. Approximately 76% of this investment is in the Utility and Pipeline and Storage segments, which are primarily located in western New York and western Pennsylvania. The remaining investment in property, plant and equipment is mainly in the Exploration and Production segment, which is primarily located in the Gulf Coast, southwestern, western and Appalachian regions of the United States. During the past five years, the Company has made significant additions to plant in order to expand and improve transmission and distribution facilities for both retail and transportation customers and to augment the reserve base of oil and gas. Net plant has increased $395.9 million, or 30%, since 1991.

         The Utility segment has the largest net investment in property, plant and equipment, compared with the Company's other business segments. Its net investment in its gas distribution network (including 14,764 miles of distribution pipeline) and its services represent approximately 58% and 27%, respectively, of the Utility segment's net investment of $855.2 million.

         The Pipeline and Storage segment represents a net investment of $452.3 million in transmission and storage facilities at September 30, 1996. Transmission pipeline, with a net cost of $143.9 million, represents 32% of this segment's total net investment and includes 2,747 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 34 storage fields, 4 of which are jointly operated with certain pipeline suppliers, and 494 miles of pipeline. Included in the storage facilities net investment is $85.3 million of gas stored underground-noncurrent, representing the cost of the gas required to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 31 compressor stations with 73,450 installed compressor horsepower.

         The Exploration and Production segment had a net investment in properties amounting to $376.0 million at September 30, 1996. Of this amount, Seneca's net investment in oil and gas properties in the Gulf Coast/West Coast regions was $319.0 million, and Seneca's net investment in oil and gas properties in the Appalachian region aggregated $57.0 million.

         The Regulated Operations' facilities provided the capacity to meet its 1996 peak day sendout, including transportation service, of 1,982 MMcf, which occurred on February 4, 1996. Withdrawals from storage provided approximately 42% of the requirements on that day.

         Company maps, which are included on the inside fold out cover of the paper copy of the combined Annual Report to Shareholders/Form 10-K, are narratively described in the Appendix to this electronic filing and are incorporated herein by reference.

Exploration and Production Activities

The information that follows is disclosed in accordance with SEC regulations, and relates to the Company's oil and gas producing activities. A further discussion of oil and gas producing activities is included in Item 8, Note L-Supplementary Information for Oil and Gas Producing Activities. Note L sets forth proved developed and undeveloped reserve information for Seneca. Supply Corporation holds reserves related to held for future use storage wells. Information on such reserves is included on Supply Corporation's Form 2 "Annual Report of Natural Gas Companies" and Form 15 "Annual Report of Gas Supply" filed with the FERC.

         Seneca is not regulated by the FERC, and thus is not required to file Forms 2 and 15. Seneca's oil and gas reserves reported in Note L as of September 30, 1996, were estimated by Seneca's qualified geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis, Inc.

         The following is a summary of certain oil and gas information taken from Seneca's records:

Production

For the Year Ended September 30                    1996      1995      1994
-------------------------------                    ----      ----      ----

Average Sales Price per Mcf of Gas                $ 2.35    $ 1.67    $ 2.18

Average Sales Price per Barrel of Oil             $19.50    $16.16    $14.86

Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced              $ 0.31    $ 0.44    $ 0.45

Productive Wells

At September 30, 1996                     Gas          Oil
---------------------                     ---          ---

Productive Wells - gross                 2,054         285
                 - net                   1,931         215

Developed and Undeveloped Acreage

At September 30, 1996
---------------------

Developed Acreage   - gross     602,684
                    - net       533,535

Undeveloped Acreage - gross     602,706
                    - net       563,827

Drilling Activity
                                          Productive              Dry
                                      ------------------   ------------------
For the Year Ended September 30       1996   1995   1994   1996   1995   1994
                                      ----   ----   ----   ----   ----   ----

Net Wells Completed - Exploratory       3      5      5      7      0      4
                    - Development       7      6      8      0      0      0

Present Activities

At September 30, 1996
Wells in Process of Drilling - gross    4
                             - net      2

         There are currently no waterflood projects or pressure maintenance operations of material importance.

ITEM 3  Legal Proceedings

None

ITEM 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II
                                     -------

ITEM 5  Market for the Registrant's Common Stock and Related Shareholder
        Matters

Information regarding the market for the Registrant's common stock and related shareholder matters appears in Note D-Capitalization and Note K-Market for Common Stock and Related Shareholder Matters (unaudited), under Item 8 of this Form 10-K, and reference is made thereto.

ITEM 6  Selected Financial Data

Year Ended September 30:                1996        1995       1994        1993         1992
-----------------------                 ----        ----       ----        ----         ----

Summary of Operations (Thousands)
Operating Revenues                  $1,208,017    $975,496  $1,141,324  $1,020,382    $920,450
                                    ----------    --------  ----------  ----------    --------
Operating Expenses:
  Purchased Gas                        477,357     351,094     497,687     409,005     363,690
  Operation and Maintenance            309,206     292,505     291,390     283,230     263,084
  Property, Franchise and Other
    Taxes                               99,456      91,837     103,788      95,393      89,158
  Depreciation, Depletion and
    Amortization                        98,231      71,782      74,764      69,425      55,726
  Income Taxes - Net                    66,321      43,879      47,792      41,046      35,231
                                     ---------    --------  ----------  ----------    --------
                                     1,050,571     851,097   1,015,421     898,099     806,889
                                     ---------    --------  ----------  ----------    --------
Operating Income                       157,446     124,399     125,903     122,283     113,561
Other Income                             3,869       5,378       3,656       4,833       5,790
                                     ---------    --------  ----------  ----------    --------
Income Before Interest Charges         161,315     129,777     129,559     127,116     119,351
Interest Charges                        56,644      53,883      47,124      51,899      59,041
                                     ---------    --------  ----------  ----------    --------
Income Before Cumulative Effect        104,671      75,894      82,435      75,217      60,310
Cumulative Effect of Changes in
  Accounting                                 -           -       3,237           -           -
                                     ---------    --------  ----------  ----------    --------
Net Income Available for Common
  Stock                               $104,671    $ 75,894  $   85,672  $   75,217    $ 60,310
                                      ========    ========  ==========  ==========    ========
Per Common Share Data
  Earnings                               $2.78       $2.03      $2.32*       $2.15       $1.94
  Dividends Declared                     $1.65       $1.60      $1.56        $1.52       $1.48
  Dividends Paid                         $1.64       $1.59      $1.55        $1.51       $1.47
  Dividend Rate at Year-End              $1.68       $1.62      $1.58        $1.54       $1.50
At September 30:
Number of Common Shareholders           21,640      21,429      22,465      22,893      23,218
                                        ======    ========  ==========  ==========    ========
Net Property, Plant and Equipment (Thousands)
Regulated:
  Utility                           $  855,161  $  822,764  $  787,794  $  754,466  $  719,755
  Pipeline and Storage                 452,305     463,647     443,622     436,547     423,383
                                    ----------  ----------  ----------  ----------  ----------
                                     1,307,466   1,286,411   1,231,416   1,191,013   1,143,138
                                    ----------  ----------  ----------  ----------  ----------
Nonregulated:
  Exploration and Production           375,958     339,950     295,418     273,470     261,446
  Other                                 26,167      22,690      18,579      16,209      11,670
                                    ----------  ----------  ----------  ----------  ----------
                                       402,125     362,640     313,997     289,679     273,116
                                    ----------  ----------  ----------  ----------  ----------
Corporate                                   15         131         137         122         128
                                    ----------  ----------  ----------  ----------  ----------
Total Net Plant                     $1,709,606  $1,649,182  $1,545,550  $1,480,814  $1,416,382
                                    ==========  ==========  ==========  ==========  ==========

Total Assets (Thousands)            $2,149,772  $2,036,823  $1,980,806  $1,801,540  $1,760,830
                                    ==========  ==========  ==========  ==========  ==========
Capitalization (Thousands)
Common Stock Equity                 $  855,998  $  800,588  $  780,288  $  736,245  $  632,333
Long-Term Debt, Net of Current
  Portion                              574,000     474,000     462,500     478,417     479,500
                                    ----------  ----------  ----------  ----------  ----------
Total Capitalization                $1,429,998  $1,274,588  $1,242,788  $1,214,662  $1,111,833
                                    ==========  ==========  ==========  ==========  ==========

* 1994 includes Cumulative Effect of Changes in Accounting of $0.09. See Notes A and G to Consolidated Financial Statements.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1996 Compared with 1995
National Fuel's earnings were $104.7 million, or $2.78 per common share, in 1996. This compares with earnings of $75.9 million, or $2.03 per common share, in 1995.

         The earnings increase in 1996 was attributable to higher earnings of the Company's Exploration and Production, Utility, and Pipeline and Storage segments, partly offset by lower earnings of the Other Nonregulated segment.

         Exploration and Production earnings increased because of significant increases in natural gas and oil production combined with higher gas and oil prices. The earnings increase of the Utility segment reflects the positive impact of colder weather, new rates that became effective in September 1995 in both the New York and Pennsylvania jurisdictions, and the results of management's emphasis on controlling operation and maintenance expense. Also, purchased gas expense adjustments in the Utility segment's New York jurisdiction increased 1996 earnings. The Pipeline and Storage segment's earnings increase was attributable to the February 1996 Federal Energy Regulatory Commission
(FERC) approval of Supply Corporation's rate case, which became effective on April 1, 1996 retroactive to June 1, 1995. In addition, 1995 Pipeline and Storage earnings included a reserve for previously deferred preliminary survey and investigation charges for the Laurel Fields Storage Project. Partly offsetting the increased earnings of the Pipeline and Storage segment were lower revenues related to unbundled pipeline sales and open access transportation. A special early retirement offer (SERO) to certain salaried, non-union hourly and union employees of both the Utility and Pipeline and Storage segments resulted in a reduction to 1996 earnings for both segments. The decrease in earnings of the Other Nonregulated segment was mainly attributable to withdrawing from an international energy project, which resulted in the expensing of certain pre-operating costs, as well as discontinuance of operations at the Company's pipeline construction subsidiary in 1995.

1995 Compared with 1994
National Fuel's earnings were $75.9 million, or $2.03 per common share, in 1995. This compares with earnings of $82.4 million, or $2.23 per common share in 1994 (before the cumulative effect of the mandated changes in accounting for income taxes and post-employment benefits, which added a net $3.2 million, or $0.09 per common share of earnings in 1994).

         The earnings decrease in 1995 was attributable to lower earnings of the Company's Exploration and Production and Utility segments, partly offset by higher earnings of the Pipeline and Storage segment, Other Nonregulated segment, and Corporate operations.

         Exploration and Production earnings declined because of low gas prices coupled with management's decision, based on those low gas prices, to delay Gulf Coast activity causing reduced levels of gas and oil production. The Utility segment's earnings suffered from the warm weather and the impact of lower normalized usage per residential and commercial account. Additionally, the Utility segment's New York jurisdiction recorded additional purchased gas expense associated with lost and unaccounted-for gas. The Pipeline and Storage segment earnings reflect increased revenues associated with unbundled pipeline sales and open access transportation. This increase in earnings was partly offset by higher operating and interest expense as well as the recording of a reserve for previously deferred preliminary survey and investigation charges for the Laurel Fields Storage Project. Increased earnings of the Company's Other Nonregulated segment resulted mainly from a gain on the sale of equipment, net of accrued expenses, by the Company's pipeline construction subsidiary. This sale pertained to a strategic decision to discontinue the operations of this subsidiary. The Company's gas marketing subsidiary also increased earnings on a year-to-year basis as a result of increased margins and an increase in customers. In addition, Corporate operations benefited from cost saving measures, including the relocation of corporate headquarters.

Operating Revenues
Year Ended September 30 (Thousands)           1996         1995       1994
-----------------------------------------------------------------------------
Utility
  Retail Revenues:
    Residential                            $  678,395    $569,603  $  677,068
    Commercial                                165,824     137,869     177,249
    Industrial                                 25,648      18,269      31,096
-----------------------------------------------------------------------------
                                              869,867     725,741     885,413
  Off-System Sales                             30,907      18,255       6,930
  Transportation                               49,180      37,183      34,419
  Other                                         4,372       4,885       4,911
-----------------------------------------------------------------------------
                                              954,326     786,064     931,673
-----------------------------------------------------------------------------
Pipeline and Storage
  Storage Service                              67,975      59,826      58,971
  Transportation                               92,401      88,766      90,416
  Other                                        16,177      15,995       3,734
-----------------------------------------------------------------------------
                                              176,553     164,587     153,121
-----------------------------------------------------------------------------
Exploration and Production                    114,462      56,232      70,261
Other Nonregulated                             68,930      57,075      72,036
-----------------------------------------------------------------------------
                                              183,392     113,307     142,297
-----------------------------------------------------------------------------
Less:  Intersegment Revenues                  106,254      88,462      85,767
-----------------------------------------------------------------------------

Total Operating Revenues                   $1,208,017    $975,496  $1,141,324
=============================================================================

Operating Income (Loss) Before Income
  Taxes
Year Ended September 30 (Thousands)            1996        1995        1994
-----------------------------------------------------------------------------
Utility                                      $115,257    $ 83,774    $ 90,584
Pipeline and Storage                           72,914      67,884      62,302
Exploration and Production                     46,408      16,404      21,767
Other Nonregulated                             (8,581)      3,021       2,505
Corporate                                      (2,231)     (2,805)     (3,463)
-----------------------------------------------------------------------------

Total Operating Income Before Income
  Taxes                                      $223,767    $168,278    $173,695
=============================================================================

System Natural Gas Volumes
Year Ended September 30 (billion cubic feet)     1996      1995      1994
-------------------------------------------------------------------------
Regulated Gas Sales
   Residential                                   90.7      79.9      90.6
   Commercial                                    24.9      22.2      26.9
   Industrial                                     6.0       4.8       6.5
   Off-System                                    11.1       9.4       3.3
-------------------------------------------------------------------------
                                                132.7     116.3     127.3
-------------------------------------------------------------------------
Nonregulated Gas Sales
   Gas Sales for Resale                             -       0.4       0.3
   Production (equivalent billion cubic feet)    49.2      25.4      29.5
-------------------------------------------------------------------------
                                                 49.2      25.8      29.8
-------------------------------------------------------------------------
Total Gas Sales                                 181.9     142.1     157.1
-------------------------------------------------------------------------
Transportation
  Utility                                        58.2      52.8      52.2
  Pipeline and Storage                          325.0     290.8     296.6
  Nonregulated                                    0.6       2.5       1.4
-------------------------------------------------------------------------
                                                383.8     346.1     350.2
-------------------------------------------------------------------------
Marketing Volumes                                20.5      18.8      18.2
-------------------------------------------------------------------------
Less Intersegment Volumes:
  Transportation                                156.7     154.2     164.8
  Production                                      4.8       5.0       2.5
  Gas Sales                                       0.8         -       0.1
  Marketing                                       0.1         -         -
-------------------------------------------------------------------------
                                                162.4     159.2     167.4
-------------------------------------------------------------------------
Total System Natural Gas Volumes                423.8     347.8     358.1
=========================================================================

Utility

Operating Revenues

1996 Compared with 1995
Operating revenues increased $168.3 million in 1996 compared with 1995. This increase reflects general rate increases of $14.2 million and $6.0 million, respectively, in the New York and Pennsylvania rate jurisdictions, effective in September 1995. The increase also reflects the recovery of increased gas costs mainly because of higher gas sales of 16.4 billion cubic feet (Bcf) as well as a 25% increase in the average cost of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). In addition, higher transportation volumes of 5.4 Bcf contributed to the increase in operating revenues. The increase in gas sales and transportation volumes can be attributed mainly to weather in Distribution Corporation's service territory that was, on average, 16.7% colder than the prior year. Transportation volumes also increased as a result of new customers and increased production at various manufacturing facilities in Distribution Corporation's service territory which more than offset lower transportation volumes to a cogeneration customer. The increase in off-system sales reflects the continued utilization of available capacity on the upstream pipelines serving Distribution Corporation and other customers from the southwestern to northeastern regions of the United States. Distribution Corporation, in each of its jurisdictions, has a mechanism whereby it retains a portion of the margin on these off-system sales.

1995 Compared with 1994
Operating revenues decreased $145.6 million in 1995 compared with 1994. This decrease reflects the recovery of decreased gas costs mainly because of lower gas sales of 11.0 Bcf as well as a 15% decline in the average cost of purchased gas.

         The decline in residential and commercial gas sales of 15.4 Bcf can be attributed mainly to weather in Distribution Corporation's service territory that was, on average, 12.3% warmer than 1994. The decline in industrial volumes of 1.7 Bcf reflects lower sales to a cogeneration customer. These declines were partly offset by an increase in off-system gas sales of 6.1 Bcf.

Operating Income

1996 Compared with 1995
Operating income before income taxes increased $31.5 million in 1996 compared with 1995. The increase reflects higher gas revenue, as discussed above. It also reflects certain purchased gas cost adjustments associated with lost and unaccounted-for gas in Distribution Corporation's New York jurisdiction. In the New York jurisdiction, an annual reconciliation of purchased gas costs is performed in August of each year. Based on this reconciliation, an amount is determined that is either over or under the amount that is allowed to be recovered by the Public Service Commission of the State of New York (PSC). Any amount over the recoverable amount increases purchased gas expense and any amount under the recoverable amount decreases purchased gas expense. In 1995, this reconciliation resulted in an additional $4.3 million of purchased gas expense. However, based upon a recently completed thorough review by the Company, it was determined that the estimated additional purchased gas expense recognized in 1995 was overstated by $6.5 million. Therefore, purchased gas expense for 1996 was reduced to reflect this adjustment. In 1996, the annual reconciliation of purchased gas costs also resulted in the recognition of purchased gas expense for excess lost and unaccounted-for gas. The amount charged to purchased gas expense in 1996 based on the 1996 reconciliation was $2.3 million. The net impact of these purchased gas cost adjustments was to reduce 1996 purchased gas expense by $4.2 million.

         Offsetting the net increases discussed above was the impact of the SERO offered to certain salaried, non-union hourly and union employees of Distribution Corporation. The SERO resulted in additional operating expenses in the Utility segment of $6.4 million in 1996. The SERO was undertaken as a means to reduce future costs.

         The impact of weather on Distribution Corporation's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on pretax operating income and earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. In 1996, the WNC in New York resulted in a benefit to customers of $10.6 million as weather, overall, was colder than normal for the period of October 1995 through May 1996. Since the Pennsylvania rate jurisdiction does not have a WNC, uncontrollable weather variations directly impact pretax operating income and earnings. In the Pennsylvania service territory, weather was 17.1% colder than last year and 8.1% colder than normal. The colder weather in 1996 compared with 1995 had a positive impact on the Pennsylvania rate jurisdiction's pretax operating income of approximately $7.6 million, of which approximately $3.9 million relates to colder than normal weather in 1996 and approximately $3.7 million is because 1995 was warmer than normal.

1995 Compared with 1994
Operating income before income taxes decreased $6.8 million in 1995 compared with 1994. This decrease reflects the lower gas sales, discussed above, coupled with higher operating expenses. Although Distribution Corporation received general rate increases in New York and Pennsylvania in July 1994 and December 1994, respectively, the weather related reduction in volumes sold, especially in the Pennsylvania jurisdiction, negatively impacted margins. In both jurisdictions, lower normalized usage per residential and commercial account than was established in the ratemaking process also contributed to lower pretax operating income. In addition, Distribution Corporation's annual reconciliation of purchased gas costs in its New York jurisdiction, performed in August each year, determined an amount of lost and unaccounted-for gas in excess of that allowed to be recovered by the PSC. The Utility segment recognized an additional $4.3 million of purchased gas expense as a result of this reconciliation.

         In 1995, the WNC in New York preserved pretax operating income of $8.2 million as weather, overall, was warmer than normal for the period of October 1994 through May 1995. In the Pennsylvania service territory, weather was 14.2% warmer than 1994 and 5.8% warmer than normal. The warmer weather in 1995 compared with 1994 had a negative impact on pretax operating income and earnings for the Pennsylvania rate jurisdiction.

Degree Days
                                                             Percent Colder
                                                             (Warmer) Than
                                                           -------------------
Year Ended September 30         Normal     Actual          Normal    Last Year
------------------------------------------------------------------------------
  1996:  Buffalo                6,728      7,203            7.1%      16.5%
         Erie                   6,258      6,764            8.1%      17.1%
------------------------------------------------------------------------------
  1995:  Buffalo                6,693      6,181           (7.6%)    (11.4%)
         Erie                   6,128      5,774           (5.8%)    (14.2%)
------------------------------------------------------------------------------
  1994:  Buffalo                6,710      6,975            3.9%       3.6%
         Erie                   6,202      6,726            8.4%       9.6%
------------------------------------------------------------------------------

Purchased Gas
The cost of purchased gas is by far the Company's single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.

         Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and five other upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and three nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $3.98 per thousand cubic feet (Mcf) in 1996, an increase of 25% from the average cost of $3.19 per Mcf in 1995. The average cost of purchased gas in 1995 was 15% lower than the $3.74 per Mcf in 1994.

Pipeline and Storage

Operating Revenues

1996 Compared with 1995
Operating revenues increased $12.0 million in 1996 compared with 1995. Higher transportation and storage revenues reflect the impact of a $6.0 million rate increase effective on April 1, 1996 retroactive to June 1, 1995. The retroactive rates added approximately $2.0 million to revenues in 1996 that relate to 1995. Higher volumes of gas transported as well as certain surcharge adjustments also increased revenues in 1996. Other operating revenues increased only slightly, but include an increase of approximately $4.6 million related to cashouts (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation's system by the customer's shipper). Cashout revenues are offset by purchased gas expense. A decrease of approximately $4.4 million related to unbundled pipeline sales and open access transportation reduced other operating revenue for the year.

1995 Compared with 1994
Operating revenues increased $11.5 million in 1995 compared with 1994. The increase reflects the application of a final rule issued by the FERC in September 1995, which addressed and clarified financial reporting aspects for unbundled pipeline sales and open access transportation.

Operating Income

1996 Compared with 1995
Operating income before income taxes increased $5.0 million in 1996 compared with 1995. This increase reflects the revenue increase discussed above as well as the recording of a $3.7 million reserve in the fourth quarter of 1995 for previously deferred preliminary survey and investigation charges for the Laurel Fields Storage Project, as discussed below. Partly offsetting the increase was the impact of higher operating expenses, including the SERO offered to certain salaried, non-union hourly and union employees of Supply Corporation. The SERO resulted in additional operating expenses in the Pipeline and Storage segment of $1.8 million in 1996. The SERO was undertaken as a means to reduce future costs.

1995 Compared with 1994
Operating income before income taxes increased $5.6 million in 1995 compared with 1994. This increase reflects the increase in operating revenues discussed above, offset in part by higher operating expenses and the recording of a reserve in the amount of $3.7 million for previously deferred preliminary survey and investigation charges for the Laurel Fields Storage Project. This project was delayed as there was not sufficient interest to proceed with the project at the time.

Exploration and Production

Operating Revenues

1996 Compared with 1995
Operating revenues increased $58.2 million in 1996 compared with 1995. This increase reflects higher natural gas and oil production coupled with increased prices for both. As indicated in the tables below, natural gas production rose to a level of 38.8 Bcf, an 85% increase over the prior year. Oil production of 1,742,000 barrels (bbls) was more than twice the prior year production. Last year, natural gas and oil production was delayed when prices were low in order to preserve the value received for reserves. Increased production continues to be driven by this segment's Gulf Coast program. Offshore finds at West Cameron 552 and Vermilion 252 and the acquisition of West Delta Block 30 in September 1995 are the major contributors to production increases for the year. In the West Coast program, the production increases are primarily a result of the 1995 Hamp Lease acquisition in California. Weighted average prices received for this segment's natural gas production increased by $0.68 per Mcf to $2.35 per Mcf and the weighted average prices received for oil production increased $3.34 per bbl to $19.50 per bbl. These prices do not reflect gains and losses from hedging activities. For 1996, this segment recognized a pre-tax loss on hedging of approximately $11.8 million compared with a pre-tax gain of $6.9 million in 1995. Gains or losses on hedging activities are offset by lower or higher prices received for actual natural gas and crude oil production. The Company utilizes its hedging program to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil thereby providing more stability to the operating results of this business segment.

1995 Compared with 1994
Operating revenues decreased $14.0 million in 1995 compared with 1994. This decrease reflects lower natural gas prices and management's decision to delay production activity in its Gulf Coast operations based on the decrease in prices. Natural gas production decreased 2.3 Bcf, or 10%, 2.0 Bcf of which occurred in the Gulf Coast operations. In addition, the weighted average price received for natural gas in 1995 decreased $0.51 per Mcf, or 23%. Oil production was down 291,000 barrels, or 28%. This drop reflects natural depletion and lower condensate production related to decreased gas production. Although the weighted average price received for oil in 1995 increased 9%, this was not enough to offset the lower production level. The fluctuations in prices noted above do not include the impact of hedging activities. A pre-tax gain of approximately $6.9 million was recognized from hedging activities in 1995.

Production Volumes
Year Ended September 30           1996      1995      1994
-----------------------------------------------------------

Gas Production
(million cubic feet)
  Gulf Coast                     32,355    14,294    16,296
  West Coast                        990       840       706
  Appalachia                      5,422     5,808     6,271
-----------------------------------------------------------
                                 38,767    20,942    23,273
===========================================================

Oil Production
(thousands of barrels)
  Gulf Coast                      1,195       287       615
  West Coast                        533       433       404
  Appalachia                         14        19        11
-----------------------------------------------------------
                                  1,742       739     1,030
===========================================================

Weighted Average Prices
Year Ended September 30           1996      1995      1994
----------------------------------------------------------

Weighted Average Gas Price/Mcf
  Gulf Coast                      $2.33     $1.56     $2.03
  West Coast                      $1.25     $1.33     $1.58
  Appalachia                      $2.65     $2.01     $2.65
  Weighted Average Price          $2.35     $1.67     $2.18
------------------------------------------------------------

Weighted Average Oil Price/bbl
  Gulf Coast                     $20.45    $16.94    $15.54
  West Coast                     $17.41    $15.66    $13.79
  Appalachia                     $18.43    $15.72    $15.92
  Weighted Average Price         $19.50    $16.16    $14.86

Operating Income

1996 Compared with 1995
Operating income before income taxes increased $30.0 million in 1996 compared with 1995. This increase reflects the higher operating revenues discussed above, partly offset by higher depletion expense, which is directly related to higher revenues. Higher other operating expense (lease operating expenses and production taxes) due to increased production also partly offset the increase in revenues.

1995 Compared with 1994
Operating income before income taxes decreased $5.4 million in 1995 compared with 1994. This decrease reflects the lower revenues discussed above, partly offset by lower depletion expense. Lower other operating expense (lease operating expenses and production taxes) also partly offset the decrease in revenues.

Other Nonregulated

Operating Revenues

1996 Compared with 1995
Operating revenues increased $11.9 million in 1996 compared with 1995. The increase primarily reflects higher operating revenues from NFR, the Company's gas marketing subsidiary, largely because of an increase in marketing volumes and higher natural gas prices. Offsetting this increase was a decrease in operating revenues from UCI, the Company's discontinued pipeline construction subsidiary.

1995 Compared with 1994
Operating revenues decreased $15.0 million in 1995 compared with 1994. This decrease reflects lower operating revenues from UCI as a result of management's decision to discontinue its pipeline construction operations. The decrease also reflects lower revenues from NFR largely because of lower natural gas prices in 1995 compared with 1994.

Operating Income

1996 Compared with 1995
The Other Nonregulated segment experienced an operating loss before income taxes of $8.6 million in 1996 compared with operating income before income taxes of $3.0 million in 1995. Horizon, the Company's foreign and domestic energy projects subsidiary, was the main factor in this decrease. In August 1996, Horizon withdrew from participation in the development of a 151 megawatt power plant near Kabirwala, Punjab Province, in east-central Pakistan (Kabirwala Project). As a result of this withdrawal, certain pre-operating costs were charged to earnings. Total pre-tax charges in 1996 associated with the Kabirwala Project were approximately $9.0 million. UCI also experienced a significant decrease in operating income before income taxes as a result of discontinuing its pipeline construction operations late in 1995. NFR experienced an increase in operating income before income taxes based primarily on increased volumes marketed.

1995 Compared with 1994
Operating income before income taxes increased $0.5 million in 1995 compared with 1994. This increase can be attributed to improved performance by NFR as a result of improved margins and an increase in customers combined with better performance by UCI prior to the discontinuance of its pipeline construction operations.

Income Taxes, Other Income and Interest Charges

Income Taxes
Income taxes increased $22.4 million in 1996 mainly because of an increase in pretax income. The opposite was true in 1995 as income taxes decreased because of a decrease in pretax income. Income taxes in 1996 and 1995 reflect lower
Section 29 nonconventional fuel tax credits. These credits, which relate to production from qualified gas wells drilled by December 31, 1992, decreased to $0.5 million in 1996 from $0.9 million in 1995 and $1.7 million in 1994. These credits are a direct reduction of income tax expense.

Other Income
Other income decreased $1.5 million in 1996, primarily because other income in 1995 reflected a gain of $2.5 million recorded by UCI on the sale of its pipeline construction equipment. The sale of the equipment resulted from management's decision to discontinue its pipeline construction operations.

Interest Charges
Interest on long-term debt did not change significantly in 1996 and increased $4.2 million in 1995. Although there was a higher average amount of long-term debt outstanding in 1996 compared with 1995, this was offset by a lower average interest rate. The increase in 1995 can be attributed to a higher average amount of long-term debt in 1995 compared with 1994.

         Other interest charges increased $2.8 million and $2.6 million, respectively, in 1996 and 1995. The increase in 1996 resulted primarily from a higher average balance of outstanding short-term borrowings offset partly by a lower weighted average interest rate on such borrowings. The increase in 1995 resulted primarily from an increase in the weighted average interest rate on short-term borrowings, partly offset by lower average outstanding balances. Additionally, both 1996 and 1995 experienced an increase in interest expense as a result of interest on Amounts Payable to Customers.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
Year Ended September 30 (in millions)      1996      1995     1994
-------------------------------------------------------------------
Provided by Operating Activities          $168.5    $174.4   $199.8
Capital Expenditures                      (171.6)   (182.8)  (135.1)
Short-Term Debt, Net Change                 52.1      35.1    (84.3)
Long-Term Debt, Net Change                  11.2       3.1     79.5
Issuance of Common Stock                     9.0       2.5      9.1
Common Dividends                           (61.2)    (59.2)   (57.2)
Other Investing Activities                  (1.4)     10.6      3.6
-------------------------------------------------------------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments            $6.6    $(16.3)  $ 15.4
===================================================================

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

         Cash provided by operating activities in the Utility and Pipeline and Storage segments may vary substantially from year to year because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs and weather also significantly impact cash flow. The Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term borrowings. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's straight fixed-variable (SFV) rate design.

         Net cash provided by operating activities totalled $168.5 million in 1996, a decrease of $5.9 million compared with the $174.4 million provided by operating activities in 1995. This decrease reflects higher receivable balances, mainly in the Utility and Exploration and Production segments, and a decrease in amounts owed to customers in the Utility segment. These are offset partly by higher net income and higher payable balances in the Utility and Exploration and Production segments.

Investing Cash Flow

Capital Expenditures
Capital expenditures totalled $171.6 million in 1996. The table below presents these expenditures by business segment:

Year Ended September 30 (in millions)        1996
-------------------------------------------------
Utility                                    $ 63.7
Pipeline and Storage                         22.3
Exploration and Production                   83.6
Other Nonregulated                            3.2
-------------------------------------------------
                                            172.8
-------------------------------------------------
Intersegment Elimination                     (1.2)
-------------------------------------------------
                                           $171.6
=================================================

         Most of the Utility segment's capital expenditures were for the replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

         The bulk of the Pipeline and Storage segment's capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems.

         The Exploration and Production segment spent approximately $60.2 million on its offshore program in the Gulf of Mexico, including offshore lease acquisitions and drilling and construction expenditures. Lease acquisitions included the acquisition of Galveston Block 225, Vermilion 309, and Viosca Knoll 432 through federal lease sales.

         Approximately $23.4 million was spent on the Exploration and Production segment's onshore program, including horizontal drilling in central Texas and recompletion activity in California.

         Finding and development costs, which exclude the effect of property purchases and sales and provides an indicator of the efficiency and performance of a company's drilling program, were $1.25 per Mcf equivalent in 1996. Going back to 1991, the inception of Seneca's offshore program, the six-year average of finding and development costs is $0.98 per Mcf equivalent.

         Other  Nonregulated   capital   expenditures   consisted  primarily  of
timberland purchases.

         The Company's estimated capital expenditures for the next three years are:1

Year Ended September 30 (in millions)      1997       1998      1999
--------------------------------------------------------------------
Utility                                   $61.9      $57.9     $56.9
Pipeline and Storage                       31.6       28.0      20.5
Exploration and Production                116.2      116.0     115.9
Other Nonregulated                          4.3        4.3       4.3
--------------------------------------------------------------------
                                         $214.0     $206.2    $197.6
====================================================================

         Estimated expenditures for the Utility segment during the next three years will be concentrated in the areas of main replacements and extensions, service line replacements and, to a minor extent, the installation of new services.1

         Estimated expenditures for the Pipeline and Storage segment in 1997 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines.1 Approximately $6.4 million is included in the 1997 budget for the proposed 1997 Niagara Expansion Project, which would provide approximately 47.3 million cubic feet (MMcf) per day of firm winter capacity and 21.0 MMcf per day of firm non-winter capacity from the Niagara Falls, New York import point to interconnections at Leidy and Wharton, Pennsylvania.1 An additional $4.9 million is included in the 1998 budget for this proposed project.1 An open season was recently completed to ascertain customer interest in the proposed 1998/1999 Niagara Expansion Project, which would expand transportation capacity from the Canadian border at Niagara Falls, New York, to Leidy, Pennsylvania, by 250 - 500 MMcf per day.1 The preliminary interest indicated the Company is substantially oversubscribed for such a project. At an expansion level of 500 MMcf per day, the total project cost is estimated to be approximately $240 million over a two-year period.1 However, no amount has been included in the budget for this proposed project as the timing of the "go-ahead" will depend on several factors, the major one being the number of signed precedent agreements received as a result of the open season.1

         Estimated capital expenditures in 1997 for the Exploration and Production segment are approximately 39% higher than capital spending in 1996 as the Company sees significant opportunities for growth in this segment.1 These expenditures will be directed mainly toward developing Seneca's Gulf Coast offshore prospects, reserve acquisitions and significantly expanding exploration activities.1 In late September 1996, Seneca was the high bidder on five of twelve bids placed at the federal Western Gulf of Mexico Sale 161. Two of those leases have been awarded. In October 1996, Seneca was the successful bidder on five state tracts in Texas state waters. At the State of Louisiana lease sale held in October 1996, Seneca's bid on 1,229.55 acres in the Eugene Island area was accepted.

         The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions.1

Other Investing Activities
Other cash provided by or used in investing activities reflects cash received on the sale of the Company's investment in property, plant and equipment and cash used for other investments.

         The Company is continuing to pursue investment opportunities in the international arena.1 On June 25, 1996, Horizon purchased Beheer-en-Beleggingsmaatschappij Bruwabel B.V. (Bruwabel). Bruwabel is a Dutch company that in turn directly or indirectly owns three Czech corporations. Bruwabel's principal assets are a power development group, which is involved in development initiatives for the conversion of district heating plants into cogeneration facilities, and a district heating plant located in the eastern part of the Czech Republic. Horizon plans to convert the heating plant to a combined-cycle cogeneration facility, with electrical output of up to 50 Megawatts.1

         In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company, a subsidiary of Tenneco Energy, regarding a project to develop, construct, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the Project). The total cost of the Project is estimated at approximately $200 million.1 The MOU provides for the parties to (i) share past and future development costs for the Project through January 1, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about January 1, 1997, to form one or more 50-50 partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the development costs through January 1, 1997 is estimated not to exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed.1 Supply Corporation intends to use short-term borrowings to finance construction of the Project.1


Financing Cash Flow
In order to meet the Company's capital requirements, cash from external sources must periodically be obtained through short-term bank loans and commercial paper, as well as through issuances of long-term debt and equity securities. The Company expects these traditional sources of cash to continue to supplement its internally generated cash during the next several years.1

         The Company retired $88.5 million of maturing medium-term notes during 1996. In December 1995, the Company retired $38.5 million of 8.90% medium-term notes and $20.0 million of 8.875% medium-term notes. In September 1996, the Company retired $30.0 million of 4.53% medium-term notes. Short-term borrowings were used to retire these notes.

         In March 1996, the Company  issued $100.0 million of 5.58%  medium-term
notes  due  in  March  1999.   After  reflecting   underwriting   discounts  and
commissions, the net proceeds to the Company amounted to $99.7 million.

         The Company's embedded cost of long-term debt was 7.0% and 7.3% at September 30, 1996 and 1995, respectively.

         Consolidated short-term debt increased $52.1 million during 1996. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering its long-term debt, as amended, the Company would have been permitted to issue up to a maximum of approximately $689.0 million in additional long-term unsecured indebtedness at September 30, 1996, in light of then current long-term interest rates. In addition, at September 30, 1996, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $400.3 million of short-term debt.

         The Company currently has authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $150.0 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.1 The Company expects that it will issue new debentures and/or medium-term notes late in calendar 1997 to retire $50.0 million of 6.42% medium-term notes maturing in November 1997.1

         The Company, through Seneca, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During 1996, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 23.0 equivalent Bcf and 1,071,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pre-tax loss of approximately $11.8 million. This loss was offset by higher prices received for actual natural gas and crude oil production.

         At September 30, 1996, Seneca had natural gas price swap agreements outstanding with a notional amount of approximately 35.7 equivalent Bcf at prices ranging from $1.71 per Mcf to $2.10 per Mcf. The weighted average fixed price of these swap agreements is approximately $1.93 per Mcf. Seneca also had crude oil price swap agreements outstanding at September 30, 1996 with a notional amount of 1,818,000 equivalent bbl at prices ranging from $17.40 per bbl to $18.71 per bbl. The weighted average fixed price of these swap agreements is approximately $17.96 per bbl.

         In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion of the Company's derivative financial instruments, see disclosure in Note F - Financial Instruments under the heading "Derivative Financial Instruments" in Item 8 of this report.

         The Company's credit risk is the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations related to investments, such as temporary cash investments and cash surrender values of insurance contracts, and derivative financial instruments. The Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.1 See further discussion in Note F-Financial Instruments under the heading "Credit Risk" in Item 8 of this report.

         The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, in Item 8 of this report, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, neither this litigation nor these other regulatory matters are expected to materially change the Company's present liquidity position nor have a material adverse effect on the financial condition of the Company at this time.1

Rate Matters

Utility Operation

New York Jurisdiction
In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding has been approved by the PSC. The settlement calls for annual base rate increases of $7.2 million in each of fiscal years beginning October 1, 1996 and 1997 with no specified rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. However, the settlement includes a number of incentives which would impact return on equity. Distribution Corporation may earn a maximum of 25 basis points or incur a maximum penalty of 50 basis points on common equity based on its customer service. The incentives relate to customer satisfaction, customer complaints, appointments, new service installations, telephone response, adjusted bills and estimated meter readings. In addition, there is a gas cost incentive mechanism designed to compare Distribution's spot gas purchases to monthly gas cost targets. Certain costs above the targets and savings below the targets will be shared equally between Distribution Corporation and its customers.

         In October 1994, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $56.5 million with a requested return on equity of 12.85%. In September 1995, the PSC issued an order authorizing a base rate increase of $14.2 million with a return on equity of 10.4%. The new rates became effective as of September 20, 1995. The order included certain incentive mechanisms that allowed the PSC to administer penalties determined by Distribution Corporation's ability to maintain required performance levels. The incentives related to: response time to customer inquiries and complaints; billing accuracy; keeping appointments for service; and efficiency in the installation of new service lines. Distribution Corporation did not incur any penalties as a result of these incentive mechanisms.

Pennsylvania Jurisdiction
Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

         On March 15, 1995, Distribution Corporation filed in its Pennsylvania jurisdiction a request for an annual rate increase of $22.0 million with a return on equity of 13.25%. In September 1995, the PaPUC approved a settlement authorizing a base rate increase of $6.0 million with no specified rate of return on equity. The new rates became effective as of September 27, 1995.

         General  rate   increases  in  both  the  New  York  and   Pennsylvania
jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses.

State Regulatory Environment
The New York and Pennsylvania regulatory commissions have instituted several generic proceedings related to, among other things, restructuring in response to the FERC's Order 636. Distribution Corporation is working closely with the state regulatory commissions to resolve the complexities of industry restructuring. The more significant proceedings, all of which are still pending, are discussed below:

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

Generic Restructuring Proceeding. This proceeding is examining the appropriate retail or end-use impacts resulting from the FERC's Order 636 pipeline restructuring. On March 28, 1996, the PSC issued an order directing the state's LDC's, including Distribution Corporation, to file additional tariff amendments regarding this proceeding. On April 30, 1996, Distribution Corporation submitted a filing, effective May 1, 1996 on a temporary basis, proposing to amend its services to provide a framework for small customer aggregation in compliance with the PSC's March 28, 1996 Order (Distribution Corporation already offers unbundled, flexible service to its commercial and industrial customers). The changes provide the option for all customers to choose from whom they want to buy gas, which could be Distribution Corporation, another utility, or a non-utility supplier or marketer. If a customer purchases gas from a supplier other than Distribution Corporation, the supplier would obtain and transport the gas to Distribution Corporation's pipeline system and Distribution Corporation would then deliver the gas to the customer. Distribution Corporation would continue to be responsible for maintaining its pipelines and responding to safety calls, but billing and other traditional services would be assumed by the alternate supplier. On September 12, 1996, the PSC issued an order approving the April 30, 1996 filing, subject to additional changes. Further revisions were filed as directed for an effective date of October 1, 1996. Additional changes in retail services are anticipated as this proceeding continues.1

Generic Affordability/Gas Cost Incentive Proceeding. This proceeding was established to investigate the development of guidelines for "affordable" natural gas utility service and, on a separate track, an appropriate gas cost incentive mechanism. However, guidelines on affordability and gas cost incentive mechanisms are currently being addressed by the PSC on a case-by-case basis.

Pennsylvania
FERC Order 636 Proceedings. The PaPUC has thus far responded to the FERC's Order 636 with three generic proceedings addressing different operational areas. They are proceedings on transportation services, gas procurement practices (including a gas purchase incentive mechanism) and capacity release. Distribution Corporation has already implemented many of the proposed changes in previous rate cases and expects that additional changes will not significantly alter current operations.1

Pipeline and Storage

For a discussion of Supply Corporation's gathering rates, refer to Note B - Regulatory Matters in Item 8 of this report.

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

         As part of the settlement discussed above, Supply Corporation also agreed not to seek recovery of revenues related to certain terminated service from other storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Supply Corporation did receive notification of the termination of 3.3 Bcf of such service, effective March 31, 1996. However, Supply Corporation has successfully obtained executed contracts for all 3.3 Bcf at discounted prices. Such discounts will not have a material impact on the results of operations for Supply Corporation.1 An open season was recently completed concerning an additional 2.1 Bcf of such storage service, which will become available on April 1, 1997. Supply Corporation obtained executed contracts for 1.0 Bcf of this storage service at discounted prices and will continue to market the remaining 1.1 Bcf. Management does not anticipate a problem in marketing the remaining 1.1 Bcf.1

Other Matters

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.7 million to $10.1 million.1 At September 30, 1996, Distribution Corporation has recorded the minimum liability of $8.7 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of this report.

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of its capital spending and the regulated nature of two of its major operating segments.

         Delays inherent in the ratemaking process prevent the Company from obtaining immediate recovery of increased operating costs. Also, while the ratemaking process gives no recognition to the current cost of replacing property, plant and equipment, based on past practices the Company believes that it will be allowed to earn on the increased cost of its net investment when replacement of facilities occurs.1

Safe Harbor for Forward-Looking Statements

The Company is including the following cautionary statement in this combined Annual Report to Shareholders/Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

 1. Changes in economic conditions, demographic patterns and weather conditions

 2.    Changes in the availability and/or price of natural gas and oil

 3.    Inability to obtain new customers or retain existing ones

 4.    Significant changes in competitive factors affecting the Company

 5. Governmental/regulatory actions and initiatives, including those affecting financings, allowed rates of return, industry and rate structure, franchise renewal, and environmental/safety requirements

 6. Unanticipated impacts of restructuring initiatives in the natural gas and electric industries

 7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays

 8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments

 9. Ability to successfully identify and finance oil and gas property acquisitions and ability to operate existing and any subsequently acquired properties

10. Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves

11. Inability of the various counterparties to meet their obligations with respect to the Company's financial instruments

12. Regarding foreign operations - changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions

13. Significant changes in tax rates or policies or in rates of inflation or interest

14. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

15. Changes in accounting principles and/or the application of such principles to the Company

         The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 8  Financial Statements and Supplementary Data

Index to Financial Statements
-----------------------------
                                                                         Page
                                                                         ----
Financial Statements:

  Report of Independent Accountants                                       46

  Consolidated Statements of Income and Earnings Reinvested
   in the Business, three years ended September 30, 1996                  47

  Consolidated Balance Sheets at September 30, 1996 and 1995            48 - 49

  Consolidated Statement of Cash Flows, three years ended
   September 30, 1996                                                     50

  Notes to Consolidated Financial Statements                            51 - 72

  Financial Statement Schedules:
   For the three years ended September 30, 1996

     II-Valuation and Qualifying Accounts                                 73

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

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes A and G to the consolidated financial statements, the Company adopted the new accounting standards for postretirement benefits other than pensions, income taxes and other postemployment benefits in fiscal 1994.




PRICE WATERHOUSE LLP

Buffalo, New York
October 30, 1996, except as to Note H, which is as of November 8, 1996

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------



Year Ended September 30 (Thousands of
  Dollars, Except Per Common Share
  Amounts)                                     1996         1995         1994
                                               ----         ----         ----
Income
Operating Revenues                          $1,208,017   $  975,496   $1,141,324
                                            ----------   ----------   ----------

Operating Expenses
   Purchased Gas                               477,357      351,094      497,687
   Operation                                   283,844      266,786      260,411
   Maintenance                                  25,362       25,719       30,979
   Property, Franchise and Other Taxes          99,456       91,837      103,788
   Depreciation, Depletion and Amortization     98,231       71,782       74,764
   Income Taxes - Net                           66,321       43,879       47,792
                                            ----------   ----------   ----------
                                             1,050,571      851,097    1,015,421
                                            ----------   ----------   ----------

Operating Income                               157,446      124,399      125,903
Other Income                                     3,869        5,378        3,656
                                            ----------   ----------   ----------
Income Before Interest Charges                 161,315      129,777      129,559
                                            ----------   ----------   ----------

Interest Charges
   Interest on Long-Term Debt                   40,872       40,896       36,699
   Other Interest                               15,772       12,987       10,425
                                            ----------   ----------   ----------
                                                56,644       53,883       47,124
                                            ----------   ----------   ----------

Income Before Cumulative Effect                104,671       75,894       82,435
Cumulative Effect of Changes in
 Accounting                                          -            -        3,237
                                            ----------   ----------   ----------

Net Income Available for Common Stock          104,671       75,894       85,672

Earnings Reinvested in the Business
Balance at Beginning of Year                   380,123      363,854      335,907
                                            ----------   ----------   ----------
                                               484,794      439,748      421,579

Dividends on Common Stock                       61,920       59,625       57,725
                                            ----------   ----------   ----------

Balance at End of Year                      $  422,874   $  380,123   $  363,854
                                            ==========   ==========   ==========


Earnings Per Common Share
Income Before Cumulative Effect                  $2.78        $2.03        $2.23
Cumulative Effect of Changes in
 Accounting                                          -            -          .09
                                            ----------   ----------   ----------

Net Income Available for Common Stock            $2.78        $2.03        $2.32
                                            ==========   ==========   ==========

Weighted Average Common Shares Outstanding  37,613,305   37,396,875   37,046,249
                                            ==========   ==========   ==========


                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



At September 30 (Thousands of Dollars)                  1996            1995
                                                        ----            ----
Assets
Property, Plant and Equipment                        $2,471,063      $2,322,335
  Less - Accumulated Depreciation,
  Depletion and Amortization                            761,457         673,153
                                                     ----------      ----------
                                                      1,709,606       1,649,182
                                                     ----------      ----------
Current Assets
  Cash and Temporary Cash Investments                    19,320          12,757
  Receivables - Net                                      96,740          75,933
  Unbilled Utility Revenue                               20,778          20,838
  Gas Stored Underground                                 34,727          25,589
  Materials and Supplies - at average cost               21,544          24,374
  Prepayments                                            27,872          29,753
                                                     ----------      ----------
                                                        220,981         189,244
                                                     ----------      ----------

Other Assets
  Recoverable Future Taxes                               88,832          92,574
  Unamortized Debt Expense                               25,193          26,976
  Other Regulatory Assets                                57,086          37,040
  Deferred Charges                                        7,377           8,653
  Other                                                  40,697          33,154
                                                     ----------      ----------
                                                        219,185         198,397
                                                     ----------      ----------

                                                     $2,149,772      $2,036,823
                                                     ==========      ==========

                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



At September 30 (Thousands of Dollars)                  1996            1995
                                                        ----            ----
Capitalization and Liabilities
Capitalization:
Common Stock Equity
  Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 37,851,655 Shares and 37,434,363
    Shares, Respectively                             $   37,852      $   37,434
  Paid In Capital                                       395,272         383,031
  Earnings Reinvested in the Business                   422,874         380,123
                                                     ----------      ----------
Total Common Stock Equity                               855,998         800,588
Long-Term Debt, Net of Current Portion                  574,000         474,000
                                                     ----------      ----------
Total Capitalization                                  1,429,998       1,274,588
                                                     ----------      ----------

Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                    199,700         147,600
  Current Portion of Long-Term Debt                           -          88,500
  Accounts Payable                                       64,610          53,842
  Amounts Payable to Customers                            4,618          51,001
  Other Accruals and Current Liabilities                 82,520          60,440
                                                     ----------      ----------
                                                        351,448         401,383
                                                     ----------      ----------
Deferred Credits
  Accumulated Deferred Income Taxes                     281,207         280,441
  Taxes Refundable to Customers                          21,005          21,601
  Unamortized Investment Tax Credit                      12,711          13,380
  Other Deferred Credits                                 53,403          45,430
                                                     ----------      ----------
                                                        368,326         360,852
                                                     ----------      ----------
Commitments and Contingencies                                 -               -
                                                     ----------      ----------

                                                     $2,149,772      $2,036,823
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------



Year Ended September 30 (Thousands of Dollars)                 1996       1995       1994
                                                               ----       ----       ----
Operating Activities
  Net Income Available for Common Stock                      $104,671   $ 75,894   $ 85,672
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Cumulative Effect of Changes in Accounting                    -          -     (3,237)
      Depreciation, Depletion and Amortization                 98,231     71,782     74,764
      Deferred Income Taxes                                     3,907      8,452      4,853
      Other                                                     4,540        275      5,780
      Change in:
        Receivables and Unbilled Utility Revenue              (20,747)    16,034        863
        Gas Stored Underground and Materials and Supplies      (6,308)     5,733    (15,539)
        Unrecovered Purchased Gas Costs                             -          -     20,772
        Prepayments                                             1,881     (9,144)    (3,017)
        Accounts Payable                                       10,768    (14,451)    23,774
        Amounts Payable to Customers                          (46,383)    12,287     (2,062)
        Other Accruals and Current Liabilities                 18,200     (1,305)     3,072
        Other Assets and Liabilities - Net                       (291)     8,804      4,119
                                                             --------   --------   --------

Net Cash Provided by Operating Activities                     168,469    174,361    199,814
                                                             --------   --------   --------

Investing Activities
  Capital Expenditures                                       (171,567)  (182,826)  (135,084)
  Other                                                        (1,366)    10,646      3,586
                                                             --------   --------   --------

Net Cash Used in Investing Activities                        (172,933)  (172,180)  (131,498)
                                                             --------   --------   --------

Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                      52,100     35,100    (84,300)
  Net Proceeds from Issuance of Long-Term Debt                 99,650     99,099     99,415
  Reduction of Long-Term Debt                                 (88,500)   (96,000)   (19,917)
  Proceeds from Issuance of Common Stock                        8,956      2,555      9,064
  Dividends Paid on Common Stock                              (61,179)   (59,194)   (57,157)
                                                             --------   --------   --------

Net Cash Provided by (Used in) Financing Activities            11,027    (18,440)   (52,895)
                                                             --------   --------   --------

Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                    6,563    (16,259)    15,421

Cash and Temporary Cash Investments at Beginning of Year       12,757     29,016     13,595
                                                             --------   --------   --------

Cash and Temporary Cash Investments at End of Year           $ 19,320   $ 12,757   $ 29,016
                                                             ========   ========   ========


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

         Included in property, plant and equipment is the cost of gas stored underground - noncurrent, representing the volume of gas required to maintain pressure levels for normal operating purposes as well as gas volumes maintained for system balancing and other purposes, including those needed for no-notice transportation service.

         Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries' property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.

         Oil and gas exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value of estimated future net revenues from the production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect (the full-cost ceiling). The present value of estimated future net revenues is computed based on end-of-year prices adjusted for contracted price changes. At September 30, 1996, Seneca's capitalized costs under the full-cost method of accounting were well below the full-cost ceiling. There are certain factors, including price declines, which could lower the full-cost ceiling and cause an impairment of Seneca's oil and gas assets.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization are computed by application of either the straight-line method or the gross revenue method, in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, over the period of estimated gross revenues from proved reserves. The costs of unevaluated oil and gas properties are excluded from this calculation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. The provisions for depreciation, depletion and amortization, including amounts capitalized or charged to other operating accounts, were $98.4 million in 1996, $73.1 million in 1995 and $75.7 million in 1994, and were equivalent to 4.4% in 1996, 3.5% in 1995 and 3.9% in 1994 of average depreciable property, plant and equipment for those years.

Gas Stored Underground - Current
Gas stored underground - current is carried at lower of cost or market, on a last-in, first-out (LIFO) method. Under present regulatory practice, the liquidation of a LIFO layer is reflected in future gas cost adjustment clauses. Based upon the average price of spot market gas purchased in September 1996, including transportation costs, the current cost of replacing the inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $19.0 million at September 30, 1996.

Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related issues. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation
The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U. S. dollars is performed for balance sheet accounts using current exchange ratios in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The gain which resulted from foreign currency translation during 1996 was immaterial.

Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. Investment Tax Credit, prior to its repeal in 1986, was deferred and is being amortized over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction.

         On October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which changed the method of accounting for income taxes. The cumulative effect of this change increased net income for 1994 by $3.8 million as a result of the reduction in deferred income taxes associated with the Company's nonregulated operations.

Financial Instruments
The Company, in its Exploration and Production segment, utilizes price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. Reference is made to Note F - Financial Instruments, for further discussion of financial instruments.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Interest paid in 1996, 1995 and 1994 was $54.8 million, $53.5 million and $46.2 million, respectively. Net income taxes paid in 1996, 1995 and 1994 were $60.8 million, $34.6 million and $37.6 million, respectively.

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

At September 30 (Thousands)                                 1996       1995
                                                            ----       ----

Regulatory Assets:
Recoverable Future Taxes (Note C)                         $ 88,832   $ 92,574
Unamortized Debt Expense (Note A)                           20,319     22,035
Pension and Post-Retirement Benefit Costs (Note G)          22,259     18,412
Order 636 Transition Costs*                                 14,256     12,358
Gathering Plant                                              9,868          -
Environmental Clean-up (Note H)                              8,144      7,475
Other                                                        2,559     (1,205)
                                                          --------   --------
     Total Regulatory Assets                               166,237    151,649
                                                          --------   --------

Regulatory Liabilities:
Amounts Payable to Customers (Note A)                        4,618     51,001
Taxes Refundable to Customers (Note C)                      21,005     21,601
Other                                                        6,881      8,628
                                                          --------   --------
     Total Regulatory Liabilities                           32,504     81,230
                                                          --------   --------

Net Regulatory Position                                   $133,733   $ 70,419
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

Order 636 Transition Costs
As a result of the industrywide restructuring under the Federal Energy Regulatory Commission's (FERC) Order 636, Distribution Corporation is incurring transition costs billed by Supply Corporation and other upstream pipeline companies.

         As of September 30, 1996, Distribution Corporation's estimate of its exposure to outstanding transition cost claims to nonaffiliated companies is in the range of $9.6 million to $26.6 million. The estimated maximum exposure has been significantly reduced as a result of a preliminary settlement by one of Distribution Corporation's upstream pipeline companies. In addition, estimated maximum exposure continues to decline as transition costs are incurred and paid. At September 30, 1996, Distribution Corporation has recorded the minimum liability and corresponding regulatory asset of $9.6 million. In addition, Distribution Corporation's estimated share of Supply Corporation's $9.9 million of gathering plant at September 30, 1996 is approximately $9.2 million. See further discussion under "Gathering Rates" below. Distribution Corporation is currently recovering transition costs from its sales and transportation customers in New York and Pennsylvania.

Gathering Rates
The FERC has directed Supply Corporation to fully unbundle the production and gathering cost of service from the transmission cost of service, and to establish a separate gathering rate. A Stipulation and Agreement complying with the FERC's directives under its restructuring orders was filed by Supply Corporation and was approved by the FERC in February 1996. As approved, the Stipulation and Agreement permits Supply Corporation to fully recover its net investment in production and gathering plant, as well as its production and gathering cost of service. A portion of Supply Corporation's net investment in production and gathering plant is being recovered over a five-year period. The unamortized portion amounts to approximately $9.9 million at September 30, 1996 and is included in Other Regulatory Assets on the Consolidated Balance Sheets.

Note C - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows:

Year Ended September 30 (Thousands)                  1996     1995     1994
                                                     ----     ----     ----

Operating Expenses:
  Current Income Taxes -
    Federal                                         $55,148  $30,522  $36,630
    State                                             7,266    4,905    6,309

  Deferred Income Taxes                               3,907    8,452    4,853
                                                    -------  -------   ------
                                                     66,321   43,879   47,792

Other Income:
  Deferred Investment Tax Credit                       (665)    (672)    (682)

Cumulative Effect of Changes in Accounting:
  Adoption of SFAS 109                                    -        -   (3,826)
  Tax Effect of Adoption of SFAS 112                      -        -     (425)
                                                    -------  -------   ------

Total Income Taxes                                  $65,656  $43,207  $42,859
                                                    =======  =======  =======

         Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

Year Ended September 30 (Thousands)              1996       1995       1994
                                                 ----       ----       ----

Net Income Available for Common Stock          $104,671   $ 75,894   $ 85,672
Total Income Taxes                               65,656     43,207     42,859
                                               --------   --------   --------

Income Before Income Taxes                     $170,327   $119,101   $128,531
                                               ========   ========   ========

Income Tax Expense, Computed at Federal
  Statutory Rate of 35%                         $59,614    $41,685    $44,986
Increase (Reduction) in Taxes Resulting from:
  Current State Income Taxes,
    Net of Federal Income Tax Benefit             4,723      3,188      4,101
  Depreciation                                    2,499      2,397      2,174
  Adoption of SFAS 109                                -          -     (3,826)
  Miscellaneous                                  (1,180)    (4,063)    (4,576)
                                                -------    -------    -------

Total Income Taxes                              $65,656    $43,207    $42,859
                                                =======    =======    =======

         Significant components of the Company's deferred tax liabilities and assets were as follows:

At September 30 (Thousands)                        1996            1995
                                                   ----            ----
Deferred Tax Liabilities:
  Excess of Tax Over Book Depreciation           $182,271        $185,595
  Exploration and Intangible Well
    Drilling Costs                                 98,293          84,380
  Other                                            67,030          67,831
                                                 --------        --------
    Total Deferred Tax Liabilities                347,594         337,806
                                                 ========        ========

Deferred Tax Assets:
  Overheads Capitalized for Tax Purposes          (16,289)        (11,766)
  Other                                           (50,098)        (45,599)
                                                 --------        --------
    Total Deferred Tax Assets                     (66,387)        (57,365)
                                                 ========        ========

    Total Net Deferred Income Taxes              $281,207        $280,441
                                                 ========        ========

         SFAS 109 requires the recognition of regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers. These amounted to $21.0 million and $21.6 million at September 30, 1996 and 1995, respectively. Also, SFAS 109 requires the recognition of additional deferred income taxes not previously recorded because of prior ratemaking practices. Substantially all of these deferred taxes relate to property, plant and equipment and related investment tax credits and will be amortized consistent with the depreciation and amortization of these accounts. The additional deferred taxes and corresponding regulatory assets, representing future amounts collectible from customers in the ratemaking process, amounted to $88.8 million and $92.6 million at September 30, 1996 and 1995, respectively.

Note D - Capitalization

Summary of Changes in Common Stock Equity
                                                                   Earnings
                                                          Paid    Reinvested
                                          Common Stock     In       in the
(Thousands, Except Per Share Amounts)    Shares  Amount  Capital   Business
                                         ------  ------  -------  ----------

Balance at September 30, 1993            36,661 $36,661 $363,677   $335,907
Net Income Available for Common Stock                                85,672
Dividends Declared on Common Stock
  ($1.56 Per Share)                                                 (57,725)
Common Stock Issued:
  Acquisition of Natural Gas
    Production Assets                       108     108    3,523
  Stock Option and Stock Award Plans        164     164    1,163
  401(k) Plans                              136     136    4,234
  Customer Stock Purchase Plan              209     209    6,559
                                         ------ ------- --------  ---------

Balance at September 30, 1994            37,278  37,278  379,156    363,854
Net Income Available for Common Stock                                75,894
Dividends Declared on Common Stock
  ($1.60 Per Share)                                                 (59,625)
Common Stock Issued:
  Stock Option and Stock Award Plans         22      22      377
  401(k) Plans                               88      88    2,310
  Customer Stock Purchase Plan               46      46    1,188
                                         ------ ------- --------  ---------

Balance at September 30, 1995            37,434  37,434  383,031    380,123
Net Income Available for Common Stock                               104,671
Dividends Declared on Common Stock
  ($1.65 Per Share)                                                 (61,920)
Common Stock Issued:
  Stock Option and Stock Award Plans        126     126    2,490
  Dividend Reinvestment and Stock
    Purchase Plan                           134     134    4,460
  401(k) Plans                              124     124    4,128
  Customer Stock Purchase Plan               34      34    1,163
                                         ------ ------- --------  ---------

Balance at September 30, 1996            37,852 $37,852 $395,272   $422,874*
                                         ====== ======= ========   ========

* The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 1996, $348.5 million of accumulated earnings was free of such limitations.

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

Shareholder Rights Plan
On March 19, 1996, the Company's Board of Directors adopted a shareholder rights plan, the adoption of which was subsequently approved by the SEC, pursuant to the Public Utility Holding Company Act of 1935, as amended (the Holding Company
Act). On June 13, 1996, the Company's Board of Directors declared a dividend of one right (Right) for each share of common stock held by the shareholders of record on July 31, 1996.

         The Rights become exercisable ten days after an acquirer (a) announces it has acquired or has the right to acquire 10% or more of the Company's voting stock, or (b) announces a tender offer which would result in it owning 10% or more of the Company's voting stock. If the Rights become exercisable, each Company stockholder, except an acquirer, will be able to exercise a Right and receive common stock (or, in certain cases, cash, property or other securities) of the Company, or common stock of the acquirer, having a market value equal to twice the Right's then current purchase price. If a Right were currently exercisable, it would entitle a Company stockholder, other than an acquirer, to purchase $130 worth of Company common stock (or the common stock of the acquirer) for $65. All Rights expire on July 31, 2006.

         The Board of Directors is able to exchange the Rights at an exchange ratio of one share of common stock per Right. It also is able to redeem, in whole but not in part, the Rights at a price of $0.01 per Right anytime until ten days after an acquirer announces that it has acquired or has the right to acquire 10% or more of the Company's voting stock.

Stock Option and Stock Award Plans
The Company's 1993 Award and Option Plan (1993 Plan) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The 1983 Incentive Stock Option Plan (1983 Plan) provided for the issuance of incentive stock options to key employees. The 1984 Stock Plan (1984
Plan) provided for awards of restricted stock, nonqualified stock options and stock appreciation rights to key employees. Stock options under all three plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant.

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," (SFAS 123). In 1996, the Company adopted the disclosure provision of SFAS 123 but opted to remain under the expense recognition provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and stock award plans. For the fiscal years ended September 30, 1996, 1995 and 1994, no compensation expense was recognized for options granted under these plans. Compensation expense related to stock appreciation rights and restricted stock under these stock plans was $6.7 million, $1.4 million and $(0.3) million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Had compensation expense for stock options granted under the Company's stock plans been determined based on fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                     1996
-------------------------------------------------------------------------------
Net Income:
     As reported                                     $104,671,000
     Pro Forma                                       $104,322,000

Earnings per Common Share:
     As reported                                     $2.78
     Pro Forma                                       $2.77

         The above pro forma amounts relate only to options granted since the beginning of 1996. Had SFAS 123 been effective prior to 1996, the fair value of options granted in 1995 but vesting in 1996 would have further reduced 1996 pro forma net income and earnings per share by $1,039,000 and $0.03, respectively.

         Transactions involving option shares for all three plans are summarized as follows:

                                           Number of
                                         Shares Subject     Weighted Average
                                           to Option         Exercise Price
----------------------------------------------------------------------------
Outstanding at September 30, 1993            955,846             $25.10
Granted in 1994                              272,000             $31.63
Exercised in 1994*                           (60,509)            $21.61
----------------------------------------------------------------------------
Outstanding at September 30, 1994          1,167,337             $26.80
Granted in 1995                              362,100             $27.94
Exercised in 1995*                           (17,615)            $19.46
Forfeited in 1995                            (11,532)            $31.00
----------------------------------------------------------------------------
Outstanding at September 30, 1995          1,500,290             $27.13
Granted in 1996                              487,750             $34.44
Exercised in 1996*                          (195,321)            $22.72
Forfeited in 1996                            (19,468)            $27.90
----------------------------------------------------------------------------
Outstanding at September 30, 1996          1,773,251             $29.62
----------------------------------------------------------------------------
Shares exercisable at September 30, 1996   1,285,501             $27.79
Shares available for future
  grant at September 30, 1996**              314,377
Weighted average fair value of
  options granted during 1996                  $5.58
----------------------------------------------------------------------------
*  In connection  with exercising  these options,  77,679;  3,192;  and 18,088
   shares  were   surrendered   and  canceled  during  1996,  1995  and  1994,
   respectively.
** Including shares available for restricted stock grants.

         The weighted average fair value of options granted in 1996 was estimated on the date of grant using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following weighted average assumptions: quarterly dividend yield of 1.22%, annual expected return of 12.83%, annual standard deviation (volatility) of 15.62%, risk free rate of 6.28%, and expected term of 5.5 years.

         The following table summarizes information about options outstanding at September 30, 1996:

                     Options Outstanding                             Options Exercisable
--------------------------------------------------------------  -----------------------------
                   Number     Weighted Average    Weighted        Number
   Range of      Outstanding     Remaining         Average      Exercisable  Weighted Average
Exercise Prices  at 9/30/96   Contractual Life  Exercise Price  at 9/30/96    Exercise Price
---------------  -----------  ----------------  --------------  -----------  ----------------

$18.00 - $25.19     460,516      4.7 years          $23.82       460,516          $23.82
$27.94 - $36.81   1,312,735      8.6 years          $31.66       824,985          $30.01

---------------------------------------------------------------------------------------------

         On October 11, 1996, an additional 280,000 stock options were granted at an exercise price per share of $36.75.

         The Company's Board of Directors is expected to adopt the 1997 Award and Option Plan (1997 Plan) at its December 13, 1996 meeting. The 1997 Plan will have the same basic provisions as the 1993 Plan. The total number of shares available for grant under the 1997 Plan will be 1.8 million.

         Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. The market value of restricted stock on the date of the award is being recorded as compensation expense over the periods during which the vesting restrictions exist. Certificates for shares of restricted stock awarded under the Company's 1984 and 1993 Plans are held by the Company during the periods in which the restrictions on vesting are effective.

         The following table summarizes the awards of restricted stock over the past three years:
                                          1996        1995        1994
-------------------------------------------------------------------------------
Shares of Restricted Stock Awarded        8,000       8,000      121,494

Weighted Average Market Price of
  Stock on Award Date                    $36.81      $26.00      $34.15
-------------------------------------------------------------------------------

         As of September 30, 1996, 134,578 shares of non-vested restricted stock were outstanding. Vesting restrictions will lapse on 126,578 of these shares on January 2 of each year as follows: 1997 - 18,916 shares; 1998 - 18,916 shares; 1999 - 20,916 shares; 2000 - 22,916 shares; 2001 - 24,914 shares; 2002 - 8,000 shares;  2003 - 6,000 shares;  2004 - 4,000 shares; and 2005 - 2,000 shares. For restricted stock awarded before 1996, the restrictions on transferability do not lapse until the earliest of (a) six years from the date the vesting restrictions lapse; (b) the recipient's attainment of age 65; or (c) the recipient's death. For restricted stock awarded in 1996, all restrictions will lapse respecting one-fourth of such shares on each September 26, 2003 through 2006.

Redeemable Preferred Stock
As of September 30, 1996, there were 3,200,000 shares of $25 par value Cumulative Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:
At September 30 (Thousands)                  1996        1995
                                             ----        ----
Debentures:
  7-3/4% due February 2004                 $125,000    $125,000

Medium-Term Notes:
  8.875% due December 1995                        -      20,000
  8.90% due December 1995                         -      38,500
  4.53% due September 1996                        -      30,000
  6.42% due November 1997                    50,000      50,000
  6.08% due July 1998                        50,000      50,000
  5.58% due March 1999                      100,000           -
  7.25% due July 1999                        50,000      50,000
  6.60% due February 2000                    50,000      50,000
  7.395% due March 2023                      49,000      49,000
  8.48% due July 2024*                       50,000      50,000
  7.375% due June 2025                       50,000      50,000
                                           --------    --------

                                            574,000     562,500
Less Current Portion                              -      88,500
                                           --------    --------

                                           $574,000    $474,000
                                           ========    ========
* Callable beginning July 1999.

         The aggregate principal amounts of long-term debt maturing for the next five years are: none in 1997, $100.0 million in 1998, $150.0 million in 1999, $50.0 million in 2000 and none in 2001.

         The Company currently has authorization from the SEC under the Holding Company Act to issue and sell up to $150.0 million of debentures and/or medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.

Note E - Short-Term Borrowings

The Company maintains uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. These lines are utilized primarily as a means of financing, on an interim basis, various working capital requirements and capital expenditures of the Company, including the Company's oil and gas exploration and development program and the purchase and storage of gas. Borrowings under these lines of credit are made at competitive money market rates, and the Company currently is authorized to borrow up to $600.0 million thereunder. These credit lines, which are callable at the option of the financial institutions, are reviewed on an annual basis.

         The Company also has authorization to issue as much as $300.0 million of commercial paper from time to time, but is not likely to exceed $105.0 million. In no event may its borrowings under its discretionary lines of credit, or through the issuance of commercial paper, exceed $600.0 million in the aggregate.

         Additionally,   the  Company  has  entered  into  an   agreement   that
establishes a 364-day committed revolving credit arrangement with five commercial banks, under which it may borrow as much as $105.0 million. This arrangement may be utilized for general corporate purposes, primarily to support the issuance of commercial paper. The Company pays a fee to maintain this arrangement, and may borrow through this arrangement under four interest rate options. If amounts are borrowed under this arrangement, the $600.0 million available for borrowing under the discretionary lines of credit is correspondingly reduced. No borrowings under this arrangement were outstanding at September 30, 1996.

         At September 30, 1996, the Company had outstanding notes payable to banks and commercial paper of $109.7 million and $90.0 million, respectively. At September 30, 1995, the Company had outstanding notes payable to banks and commercial paper of $52.6 million and $95.0 million, respectively.

         The weighted average interest rate on notes payable to banks was 5.63% and 6.15% at September 30, 1996 and 1995, respectively. The weighted average interest rate on commercial paper was 5.56% and 5.85% at September 30, 1996 and 1995, respectively.

Note F - Financial Instruments

Fair Values
The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

At September 30 (Thousands)               1996                    1995
                                  -------------------     -------------------
                                  Carrying     Fair       Carrying     Fair
                                   Amount      Value       Amount      Value
                                  --------     -----      --------     -----

Long-Term Debt                    $574,000   $572,001     $562,500   $570,236
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

Investments
Other assets consist principally of cash surrender values of insurance contracts. The cash surrender values of these insurance contracts amounted to $31.6 million and $28.2 million at September 30, 1996 and 1995, respectively. The insurance contracts were established as a funding mechanism for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments
The Company, in its Exploration and Production segment, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil thereby providing more stability to the operating results of that business segment. These agreements are not held for trading purposes. The price swap agreements call for the Company to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production.

         The following summarizes the Company's activity under price swap agreements during 1996, 1995 and 1994:

Year Ended September 30                 1996             1995             1994
                                   ---------------  ---------------  ---------------

Natural Gas Swap Agreements:
  Notional Amount - Equivalent
    Billion Cubic Feet (Bcf)                  23.0             16.3              8.0
  Range of Fixed Prices per
    Thousand Cubic Feet (Mcf)        $1.71 - $3.05    $1.74 - $2.39    $2.17 - $2.39
  Weighted Average Fixed Price
    per Mcf                                  $1.91            $2.03            $2.30
  Range of Variable Prices
    per Mcf                          $1.67 - $3.43    $1.36 - $1.77    $1.44 - $2.44
  Weighted Average Variable Price
    per Mcf                                  $2.31            $1.59            $2.05
  Gain (Loss)                          $(9,231,000)      $7,157,000       $1,986,000

Crude Oil Swap Agreements:
  Notional Amount - Equivalent
    Barrels (bbl)                        1,071,000          686,000                -
  Range of Fixed Prices per bbl    $17.40 - $19.25  $16.68 - $19.60                -
  Weighted Average Fixed Price
    per bbl                                 $18.22           $18.01                -
  Range of Variable Prices per
    bbl                            $17.40 - $23.93  $17.16 - $19.89                -
  Weighted Average Variable Price
    per bbl                                 $20.72           $18.35                -
  Loss                                 $(2,606,000)      $(221,000)                -


         The Company had the following swap agreements outstanding at September 30, 1996:

Natural Gas Swap Agreements:
                 Notional Amount    Range of Fixed   Weighted Average Fixed
   Fiscal Year   (Equivalent Bcf)   Prices per Mcf       Price per Mcf
   -----------   ----------------   --------------   ----------------------
      1997             24.9         $1.71 - $2.10            $1.92
      1998              9.7         $1.77 - $2.06            $1.94
      1999              1.1         $2.00                    $2.00
                       ----
                       35.7
                       ====

Crude Oil Swap Agreements:
                 Notional Amount    Range of Fixed   Weighted Average Fixed
   Fiscal Year   (Equivalent bbl)   Prices per bbl       Price per bbl
   ----------    ----------------   --------------   ----------------------
      1997          1,371,000       $17.40 - $18.71         $18.00
      1998            447,000       $17.50 - $18.71         $17.81
                    ---------
                    1,818,000
                    =========

         Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. At September 30, 1996, the Company had unrecognized losses of approximately $10.2 million related to price swap agreements which are offset by corresponding unrecognized gains from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

         The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt, at the time they are entered into. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the year ended September 30, 1996 and none are currently outstanding.

Credit Risk
Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company is at risk in the event of nonperformance by counterparties on investments, such as temporary cash investments and cash surrender values of insurance contracts, and on its derivative financial instruments. The counterparties to the Company's investments and derivative financial instruments are investment grade financial institutions. Furthermore, the Company has guarantees from counterparty affiliates covering its natural gas and crude oil derivative financial instruments in those instances where the Company is not dealing directly with the majority affiliate of the counterparty group. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

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

         For financial reporting purposes, the regulated subsidiaries record the difference between the amounts of pension cost recoverable in rates and the amounts of pension cost determined by the actuary under SFAS 87, "Employers' Accounting for Pensions," as deferred pension assets. The amounts deferred are expected to be recovered in rates as contributions are made to the Plan. Pension cost in 1996 reflects the amount recovered from customers in rates during the year.

         In September 1996, the Company completed its special early retirement offer (SERO) for certain salaried, non-union hourly and union employees of Distribution Corporation and Supply Corporation. As a result, the Company recorded SERO expense in 1996 of $8.2 million ($5.2 million after-tax), comprised of special termination benefits and severance pay. The special termination benefits portion of SERO expense is included in pension cost.

         The components of pension cost were as follows:

Year Ended September 30 (Thousands)               1996       1995       1994
                                                  ----       ----       ----

Service Cost                                    $11,049    $ 9,680    $10,441
Interest Cost                                    31,422     28,338     26,532
Actual Return on Plan Assets                    (48,022)   (47,591)   (16,212)
Net Amortization and Deferral                    10,414      9,722    (20,623)
Special Termination Benefits                      6,986          -          -
                                                -------    -------    -------
Pension Cost                                    $11,849    $   149    $   138
                                                =======    =======    =======

         The projected benefit obligation was determined using an assumed discount rate of 8% for 1996 and 1995, and 8.5% for 1994. The assumed rate of compensation increase was 5% for all three years. The expected long-term rate of return on Plan assets was 8.5% for all three years.

         A reconciliation of the Plan's funded status as determined by the Company's consulting actuary is presented in the following table:

At September 30 (Thousands)                              1996          1995
                                                         ----          ----

Actuarial Present Value of:
  Vested Benefit Obligation                            $317,049      $287,470
                                                       ========      ========

  Accumulated Benefit Obligation                       $367,612      $333,597
                                                       ========      ========

  Projected Benefit Obligation                         $432,753      $404,157

Plan Assets at Fair Value                               431,828       399,608
                                                       --------      --------
Funded Status                                              (925)       (4,549)
Unrecognized Net Asset                                  (26,278)      (33,335)
Unrecognized Prior Service Cost                          11,947        12,446
Unrecognized Net Loss (Gain)                            (15,111)        5,419
                                                       --------      --------
Pension Liability                                      $(30,367)     $(20,019)
                                                       ========      ========

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

         Distribution Corporation and Supply Corporation represent virtually all of the Company's total post-retirement benefit costs. Distribution Corporation and Supply Corporation are fully recovering their net periodic post-retirement benefit costs in accordance with the Public Service Commission of the State of New York (PSC) and the Pennsylvania Public Utility Commission (PaPUC) and FERC authorization, respectively. In accordance with regulatory guidelines, the difference between the amounts of post-retirement benefit costs recoverable in rates and the amounts of post-retirement benefit costs determined by the actuary under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," are deferred in each jurisdiction as either a regulatory asset or liability, as appropriate.

         The Company has elected to amortize the initial accumulated liability at October 1, 1993 to post-retirement benefit cost on a straight-line basis over a 20-year period.

         The components of post-retirement benefit cost were as follows:

Year Ended September 30 (Thousands)                 1996     1995     1994
                                                    ----     ----     ----

Service Cost                                       $ 3,926  $ 3,394  $ 3,974
Interest Cost                                       14,391   13,027   13,714
Actual Return on Post-Retirement Plan Assets        (9,072)  (4,613)  (1,035)
Net Amortization and Deferral                       11,830   12,592    6,877
                                                   -------  -------  -------
Post-Retirement Benefit Cost                       $21,075  $24,400  $23,530
                                                   =======  =======  =======

         The weighted average assumed discount rate used in determining the accumulated post-retirement benefit obligation was 8% for 1996 and 1995, and 8.5% for 1994. The average assumed annual rate of salary increase for the applicable life insurance plans was 5% for all three years. The expected long-term rate of return on Post-Retirement Plan assets was 8.5% for all three years.

         The annual rate of increase in the per capita cost of covered medical care benefits for the active participants and medical plans available to new retirees was assumed to be 13% for 1994, 12% for 1995 and 11% for 1996; this rate was assumed to decrease gradually to 5.5% by the year 2003 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered medical care benefits for the medical plans not available to new retirees was assumed to be 8% for 1994, 7% for 1995, and 6% for 1996. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 14% for 1994 and 10% for 1995 and 1996. This rate was assumed to decrease gradually to 5.5% by the year 2003 and remain level thereafter. The annual rate increase in the per capita Medicare Part B Reimbursement was assumed to be 12.3% for 1994, 12.2% for 1995, 12% for 1996, 3.1% for 1997 and 5.5% for
each year thereafter.

         A reconciliation of the Post-Retirement Plan's funded status as determined by the Company's consulting actuary is in the following table:

At September 30 (Thousands)                               1996        1995
                                                          ----        ----

Accumulated Post-Retirement Benefit Obligation:
  Inactives                                            $111,970     $ 76,272
  Actives Fully Eligible                                 25,363       36,223
  Actives Not Yet Fully Eligible                         74,715       70,620
                                                       --------     --------
                                                        212,048      183,115
Fair Value of Post-Retirement Plan Assets                73,059       48,678
                                                       --------     --------
Funded Status                                          (138,989)    (134,437)
Unrecognized Transition Obligation                      132,055      141,561
Unrecognized Net Loss (Gain)                              4,510       (8,930)
                                                       --------     --------
Post-Retirement Liability                              $ (2,424)    $ (1,806)
                                                       ========     ========

         The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the accumulated post-retirement benefit obligation as of October 1, 1995, would be increased by $27.6 million. This 1% change would also increase the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1996 by $3.2 million.

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

Note H - Commitments and Contingencies

Leases
The Company has entered into lease agreements, principally for the use of office space, business machines, transportation equipment and meters. The Company's policy is to treat all leases as operating leases for both accounting and ratemaking purposes. Total lease expense approximated $16.9 million in 1996, $16.3 million in 1995 and $17.2 million in 1994. At September 30, 1996, the future minimum payments under the Company's lease agreements for the next five years are: $13.4 million in 1997, $10.0 million in 1998, $6.8 million in 1999, $4.9 million in 2000 and $3.4 million in 2001. The aggregate future minimum lease payments attributable to later years is $10.1 million.

Obligations Under Firm Contracts
Distribution Corporation has agreements with five nonaffiliated upstream pipeline companies that provide for the availability of needed pipeline transportation capacity for periods that extend through 2004. These agreements provide for payment of a demand or reservation charge, at FERC-approved rates, for contracted capacity. Distribution Corporation has various gas purchase agreements with nonaffiliated gas producers that require payment of fixed monthly charges. These charges are tied to various indices. These agreements have average terms that range from three to five years. Additionally, Distribution Corporation has agreements with three nonaffiliated companies for gas storage services through 2006 that require payment of a demand charge, for contracted storage. At September 30, 1996, the projected aggregate amounts of such required future payments, based on current FERC-approved rates and current indices, where applicable, are approximately $98.1 million, $10.8 million, and $2.4 million annually for the next five years, for pipeline capacity, gas purchases, and storage service, respectively. Additionally, these agreements call for the payment of commodity charges based upon actual quantities shipped, purchased and stored.

         These obligations under firm contracts are considered purchased gas costs, subject to state commission review, and are being recovered in customer rates through the inclusion in Distribution Corporation's rate schedules.

         For the fiscal year ended September 30, 1996, total gross costs incurred under these contracts, including commodity charges on actual quantities shipped, purchased and stored, amounted to $365.2 million.

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         Distribution Corporation has incurred and is incurring clean-up costs at several former manufactured gas plant sites in New York and Pennsylvania. Distribution Corporation has been designated by the New York Department of Environmental Conservation (DEC) as a potentially responsible party (PRP) with respect to one of these sites in New York, and is also engaged in litigation with the DEC and the party who bought the site from Distribution Corporation's predecessor.

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

         It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to the above noted sites are in the range of $8.7 million to $10.1 million. At September 30, 1996, Distribution Corporation has recorded the minimum liability of $8.7 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at September 30, 1996, includes related regulatory assets in the amount of approximately $8.1 million.

Memorandum of Understanding - Green Canyon Project
In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company, a subsidiary of

Tenneco Energy, regarding a project to develop, construct, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the Project). The total cost of the Project is estimated at approximately $200 million. The MOU provides for the parties to (i) share past and future development costs for the Project through January 1, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about January 1, 1997, to form one or more 50-50 partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the development costs through January 1, 1997 is estimated not to exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed. Supply Corporation intends to use short-term borrowings to finance construction of the Project.

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

Note I - Business Segment Information

The Company includes operations which are rate-regulated (regulated) and operations which are not regulated as to their rates (nonregulated). The regulated operations fall primarily within two business segments: Utility and Pipeline and Storage. The nonregulated operations consist principally of the Exploration and Production business segment. The Other Nonregulated segment consists primarily of the Company's sawmill and dry kiln operations, natural gas marketing operations, natural gas hub operations, investment in foreign and domestic energy projects and pipeline construction operations (which were discontinued during 1995, the effect of which was immaterial to the Company).

         The Utility segment is regulated by the PSC and the PaPUC and is carried out by Distribution Corporation. Distribution Corporation sells and transports gas to retail customers located in western New York and northwestern Pennsylvania. It also provides off-system sales to customers located in regions through which the upstream pipelines serving Distribution Corporation pass (i.e., from the southwestern to northeastern regions of the United States). The Pipeline and Storage segment is regulated by the FERC and is carried out by Supply Corporation. Supply Corporation transports and stores natural gas for utilities and pipeline companies in the northeastern United States markets. In 1996, 1995 and 1994, 51%, 48% and 52%, respectively, of Supply Corporation's revenue was from affiliated companies, mainly Distribution Corporation.

         Seneca is engaged in exploration for, and development and purchase of, oil and natural gas reserves in the Gulf Coast, and the southwestern, western and Appalachian regions of the United States. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells. Highland operates a sawmill and dry kiln operation in Pennsylvania. NFR is engaged in the marketing and brokerage of natural gas and performs energy management services for utilities and end-users in the northeastern United States markets. Leidy's activities center around its investment in natural gas hub operations, providing services to customers in the northeastern, mid-Atlantic, Chicago and Los Angeles areas of the United States and Ontario, Canada. Horizon is engaged in the investigation and development of foreign and domestic energy projects and presently operates a district heating plant and a power development group in the Czech Republic. UCI was engaged in the Company's pipeline construction operations prior to the discontinuance of its business in the third quarter of fiscal 1995.

         The data presented in the tables below reflect the Company's regulated and nonregulated business segments for the three years ended September 30, 1996. Total operating revenues by segment include both revenues from nonaffiliated customers and intersegment revenues. Operating income is total operating revenues less operating expenses, not including income taxes. The elimination of significant intercompany balances and transactions, if appropriate, is made in order to reconcile segment information with consolidated amounts. Identifiable assets of a segment are those assets that are used in the operations of that segment. Corporate assets are principally cash and temporary cash investments, receivables, deferred charges and cash surrender values of insurance contracts.

Year Ended September 30 (Thousands)       1996          1995          1994
                                          ----          ----          ----
Operating Revenues
Regulated:
  Utility                              $  954,326      $786,064    $  931,673
  Pipeline and Storage                    176,553       164,587       153,121
                                       ----------      --------    ----------
                                        1,130,879       950,651     1,084,794
                                       ----------      --------    ----------

Nonregulated:
  Exploration and Production              114,462        56,232        70,261
  Other                                    68,930        57,075        72,036
                                       ----------      --------    ----------
                                          183,392       113,307       142,297
                                       ----------      --------    ----------

  Intersegment Revenues*                 (106,254)      (88,462)      (85,767)
                                       ----------      --------    ----------
                                       $1,208,017      $975,496    $1,141,324
                                       ==========      ========    ==========

* Represents primarily Pipeline and Storage revenue from the Utility segment.

Operating Income (Loss) Before
  Income Taxes

Regulated:
  Utility                                $115,257      $ 83,774      $ 90,584
  Pipeline and Storage                     72,914        67,884        62,302
                                         --------      --------      --------
                                          188,171       151,658       152,886
                                         --------      --------      --------

Nonregulated:
  Exploration and Production               46,408        16,404        21,767
  Other                                    (8,581)        3,021         2,505
                                         --------      --------      --------
                                           37,827        19,425        24,272
                                         --------      --------      --------

Corporate                                  (2,231)       (2,805)       (3,463)
                                         --------      --------      --------

                                         $223,767      $168,278      $173,695
                                         ========      ========      ========

Identifiable Assets
At September 30 (Thousands)
Regulated:
  Utility                              $1,154,364    $1,098,757    $1,105,202
  Pipeline and Storage                    515,569       512,546       498,798
                                       ----------    ----------    ----------
                                        1,669,933     1,611,303     1,604,000
                                       ----------    ----------    ----------

Nonregulated:
  Exploration and Production              396,077       351,262       311,037
  Other                                    38,955        33,734        33,357
                                       ----------    ----------    ----------
                                          435,032       384,996       344,394
                                       ----------    ----------    ----------

Corporate                                  44,807        40,524        32,412
                                       ----------    ----------    ----------

                                       $2,149,772    $2,036,823    $1,980,806
                                       ==========    ==========    ==========

Year Ended September 30 (Thousands)       1996          1995          1994
                                          ----          ----          ----


Depreciation, Depletion and Amortization
Regulated:
  Utility                                 $31,491       $30,052       $28,216
  Pipeline and Storage                     19,942        19,320        17,516
                                          -------       -------       -------
                                           51,433        49,372        45,732
                                          -------       -------       -------

Nonregulated:
  Exploration and Production               46,042        21,201        27,496
  Other                                       752         1,203         1,530
                                          -------       -------       -------
                                           46,794        22,404        29,026
                                          -------       -------       -------

Corporate                                       4             6             6
                                          -------       -------       -------

                                          $98,231       $71,782       $74,764
                                          =======       =======       =======

Capital Expenditures
Regulated:
  Utility                                $ 63,730      $ 64,844      $ 61,715
  Pipeline and Storage                     22,260        38,678        20,472
                                         --------      --------      --------
                                           85,990       103,522        82,187
                                         --------      --------      --------

Nonregulated:
  Exploration and Production               83,554        69,741        52,458
  Other                                     3,189         9,563         3,603
                                         --------      --------      --------
                                           86,743        79,304        56,061
                                         --------      --------      --------

Corporate                                       -             -            20
                                         --------      --------      --------

Intersegment Elimination                   (1,166)            -             -
                                         --------      --------      --------

                                         $171,567      $182,826      $138,268
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

         Financial data for the quarter ended September 30, 1996 reflects the after-tax net benefit of gas cost reconciliation adjustments of $2.7 million or $0.07 per share, and the reversal of estimated lost and unaccounted-for gas accrued in prior quarters of 1996 of $4.6 million, after-tax, or $0.12 per share. These items were offset by an after-tax charge to earnings of $5.2 million, or $0.14 per share, related to a special early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation and Supply Corporation. In addition, Horizon recognized a fourth quarter after-tax charge to earnings of $3.8 million, or $0.10 per share, related to its decision to withdraw from participation in the development of a 151 megawatt power plant near Kabirwala, Punjab Province, in east-central Pakistan.

         Financial data for the quarter ended September 30, 1995 reflects an after-tax charge of $2.8 million, or $0.07 per share, related to Distribution Corporation's recording of estimated gas costs for lost and unaccounted-for gas in excess of that allowed to be recovered in rates. In addition, the quarter ended September 30, 1995 includes an after-tax charge of $2.2 million recorded by Supply Corporation establishing a reserve for previously deferred preliminary survey and investigation charges related to a storage project.

                                                  Net Income    Earnings
                                                 Available for    Per
Quarter                    Operating  Operating     Common       Common
 Ended                     Revenues    Income       Stock         Share
-------                    ---------  ---------  -------------  --------

1996   (Thousands, except earnings per common share)
------------------------------------------------------------------------

12/31/95                    $316,328   $46,344      $32,392      $ .87
 3/31/96                    $492,376   $69,631      $55,692      $1.48
 6/30/96                    $239,330   $29,687      $17,310      $ .46
 9/30/96                    $159,983   $11,784      $  (723)     $(.02)

1995   (Thousands, except earnings per common share)
------------------------------------------------------------------------

12/31/94                    $279,332   $43,288      $30,571      $ .82
 3/31/95                    $378,762   $56,457      $43,307      $1.16
 6/30/95                    $193,461   $18,987      $ 8,981      $ .24
 9/30/95                    $123,941   $ 5,667      $(6,965)     $(.19)

Note K - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 1996, there were 21,640 holders of National Fuel Gas Company common stock. The market for the common stock is the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D - Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 1996 and 1995, are shown below:

                                         Price Range           Dividends
Quarter Ended                          High       Low          Declared
-------------                          ----       ---          ---------

    1996
    ----

  12/31/95                            $33-7/8    $28-1/2         $.405
   3/31/96                            $34-7/8    $31-3/8         $.405
   6/30/96                            $36-3/8    $33-3/4         $.42
   9/30/96                            $38        $33-3/8         $.42

    1995
    ----

  12/31/94                            $30        $25-1/4         $.395
   3/31/95                            $28-1/2    $25             $.395
   6/30/95                            $30-3/4    $27-1/2         $.405
   9/30/95                            $29-5/8    $26-1/2         $.405

Note L - Supplementary Information for Oil and Gas Producing Activities

The following supplementary information is presented in accordance with SFAS 69, "Disclosures about Oil and Gas Producing Activities," and related SEC accounting rules.

Capitalized Costs Relating to Oil and Gas Producing Activities

At September 30 (Thousands)                          1996           1995
                                                     ----           ----

Capitalized Costs Subject to Amortization          $570,815       $495,802
Capitalized Acquisition Costs Excluded
  from Amortization                                  35,627         28,565
                                                   --------       --------
                                                    606,442        524,367

Less - Accumulated Depreciation, Depletion
  and Amortization                                  233,743        188,241
                                                   --------       --------

                                                   $372,699       $336,126
                                                   ========       ========

         Certain costs excluded from amortization represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. The remaining costs, incurred during and prior to 1996, consist of individually insignificant oil and gas leases still early in their primary terms and individually insignificant unproved perpetual oil and gas rights.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Year Ended September 30 (Thousands)              1996       1995       1994
                                                 ----       ----       ----

Property Acquisition Costs:
  Proved                                       $ 4,632     $13,186    $ 5,109
  Unproved                                      12,879      12,119      3,106
Exploration Costs                               33,191      18,588     17,855
Development Costs                               32,747      25,161     25,102
Other                                              230         559        259
                                               -------     -------    -------
                                               $83,679     $69,613    $51,431
                                               =======     =======    =======

Results of Operations for Producing Activities

Year Ended September 30 (Thousands)              1996       1995       1994
                                                 ----       ----       ----

Operating Revenues:
  Natural Gas (includes revenues from sales
    to affiliates of $11,872, $8,650 and
    $5,456, respectively)                     $ 91,018     $34,849    $50,803
  Oil, Condensate and Other Liquids             33,978      11,948     15,307
                                              --------     -------    -------

Total Operating Revenues                       124,996      46,797     66,110

Production/Lifting Costs                        15,196      11,215     13,177

Depreciation, Depletion and Amortization
  ($0.36, $0.44 and $0.41, respectively, per
  dollar of operating revenues)                 45,502      20,528     26,992

Income Tax Expense                              22,069       4,301      7,907
                                              --------     -------    -------

Results of Operations for Producing
  Activities (excluding corporate overheads
  and interest charges)                       $ 42,229     $10,753    $18,034
                                              ========     =======    =======

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

                                      Gas                        Oil
Year Ended                            MMcf                       Mbbl
                             ----------------------      --------------------
September 30                 1996     1995     1994      1996    1995    1994
                             ----     ----     ----      ----    ----    ----

Proved Developed and
Undeveloped Reserves:

  Beginning of Year         221,459  247,447  175,051   22,865  17,495  18,519

    Extensions and
      Discoveries            29,161    9,912   94,733    5,701   3,863   1,666

    Revisions of
      Previous Estimates     (3,442) (21,046)  (2,075)  (1,173)    (60) (1,660)

    Production              (38,767) (20,942) (23,273)  (1,742)   (739) (1,030)

    Sales of Minerals in
      Place                  (1,532)  (4,685)     (32)     (27)   (474)      -

    Purchases of Minerals
      in Place and Other        203   10,773    3,043      125   2,780       -
                            -------  -------  -------   ------  ------  ------

  End of Year               207,082  221,459  247,447   25,749  22,865  17,495
                            =======  =======  =======   ======  ======  ======

Proved Developed Reserves:

  Beginning of Year         162,504  179,291  134,712   14,937  10,110  10,801
                            =======  =======  =======   ======  ======  ======

  End of Year               163,537  162,504  179,291   14,043  14,937  10,110
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

Year Ended September 30 (Thousands)              1996       1995       1994
                                                 ----       ----       ----

Future Cash Inflows                           $1,003,280  $738,711   $705,874
Less:
  Future Production and Development Costs        294,778   272,268    252,901
  Future Income Tax Expense at
    Applicable Statutory Rate                    221,956   129,055    131,060
                                              ----------  --------   --------
Future Net Cash Flows                            486,546   337,388    321,913
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                         157,302    92,120    106,647
                                              ----------  --------   --------
Standardized Measure of Discounted Future
    Net Cash Flows                            $  329,244  $245,268   $215,266
                                              ==========  ========   ========

         The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

Year Ended September 30 (Thousands)              1996       1995       1994
                                                 ----       ----       ----

Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year          $245,268   $215,266   $209,655
    Sales, Net of Production Costs             (109,801)   (35,582)   (52,933)
    Net Changes in Prices, Net of
      Production Costs                          147,330     10,757    (48,149)
    Purchases of Minerals in Place                  770     18,602      2,793
    Sales of Minerals in Place                   (1,141)    (5,688)       (29)
    Extensions and Discoveries                   93,864     47,236     96,134
    Changes in Estimated Future
      Development Costs                         (53,630)   (50,366)   (36,466)
    Previously Estimated Development
      Costs Incurred                             42,780     39,833     22,941
    Net Change in Income Taxes at
      Applicable Statutory Rate                 (52,613)    (6,838)     3,098
    Revisions of Previous Quantity
      Estimates                                 (15,491)   (20,934)   (11,042)
    Accretion of Discount and Other              31,908     32,982     29,264
                                               --------   --------   --------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year         $329,244   $245,268   $215,266
                                               ========   ========   ========

                   NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES


                 Schedule II - Valuation and Qualifying Accounts


                                   (Thousands)
                                    ---------


                                       Additions
                                ----------------------
                    Balance at  Charged to  Charged to              Balance at
                    Beginning   Costs and     Other     Deductions    End of
Description         of Period    Expenses    Accounts     (Note)      Period
-----------         ----------  ----------  ----------  ----------  ----------

Year Ended September 30, 1996
-----------------------------

Reserve for Doubtful
 Accounts             $5,924     $15,191      $    -      $13,443     $7,672
                      ======     =======      ======      =======     ======


Year Ended September 30, 1995
-----------------------------

Reserve for Doubtful
 Accounts             $5,055     $15,187      $    -      $14,318     $5,924
                      ======     =======      ======      =======     ======


Year Ended September 30, 1994
-----------------------------

Reserve for Doubtful
 Accounts             $5,739     $11,443      $    -      $12,127     $5,055
                      ======     =======      ======      =======     ======

Note - Amounts represent net accounts receivable written-off.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III
                                    --------

ITEM 10  Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 20, 1997 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1996. The information provided in such definitive Proxy Statement is incorporated herein by reference. Information concerning the Company's executive officers can be found in Part I, Item 1, of this report.

ITEM 11  Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 20, 1997 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1996. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 20, 1997 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1996. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions

At September 30, 1996, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.


                                     PART IV
                                     -------

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)    Financial Statement Schedules
                All financial statement schedules filed as part of this report are included in Item 8 of this Form 10-K and reference is made thereto.

         (b)    Reports on Form 8-K
                None

         (c)    Exhibits

                Exhibit
                Number              Description of Exhibits

                3(i)                Articles of Incorporation:

                   * Restated Certificate of Incorporation of National Fuel Gas Company, dated March 15, 1985 (Exhibit 10-OO, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

                   * Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated March 9, 1987
                                    (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

                   * Certificate of Amendment of Restated Certificate of Incorporation of National Fuel Gas Company, dated February 22, 1988 (Exhibit 3.2, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

                   * Certificate of Amendment of Restated Certificate of Incorporation, dated March 17, 1992 (Exhibit EX-3(a), Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

               3(ii)                By-Laws:

                   * National Fuel Gas Company By-Laws as amended through June 9, 1994 (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880) (See Exhibit 3.1 for amendment intended to become effective in January 1997)

                 3.1 Excerpts from Minutes from the National Fuel Gas Company Board of Directors Meeting of September 19, 1996 regarding compensation of non-employee directors and related amendments of By-Laws

                 (4) Instruments Defining the Rights of Security Holders, Including Indentures:

                   * Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

                   * Third Supplemental Indenture dated as of December 1, 1982, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(4) in File No. 33-49401)

                   * Ninth Supplemental Indenture dated as of January 1, 1990, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit EX-4.4, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

                   * Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992 in File No. 1-3880)

                   * Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992 in File No. 1-3880)

                   * Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992 in File No. 1-3880)

                   * Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

                   * Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                 4.1 Fifteenth Supplemental Indenture dated as of September 1, 1996 to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company)

                   * Rights Agreement between National Fuel Gas Company and Marine Midland Bank dated June 12, 1996 (Exhibit 99.1, Form 8-K dated June 13, 1996 in File No. 1-3880)

                (10)                Material Contracts:

                (ii) (B) Contracts upon which Registrant's business is substantially dependent:

                10.1 Service Agreement No. 830016 with Texas Eastern Transmission Corporation, under Rate Schedule FT-1, dated November 2, 1995

                10.2 Service Agreement No. 830017 with Texas Eastern Transmission Corporation, under Rate Schedule FT-1, dated November 2, 1995

                10.3 Service Agreement with Texas Eastern Transmission Corporation, under Rate Schedule CDS, dated November 2, 1995

                10.4 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation, under Rate Schedule FSS, dated April 3, 1996 [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

                10.5 Service Agreement with St. Clair Pipelines Ltd., dated January 29, 1996 [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

                   * Service Agreement with Empire State Pipeline under Rate Schedule FT, dated December 15, 1994 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated August 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated September 19, 1995 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Amendment dated as of May 1, 1995 to Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated August 1, 1993 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated October 1, 1993 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

                   * Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FTS, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FSS, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule SST, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                   * Gas Transportation Agreement with Tennessee Gas Pipeline Company under Rate Schedule FT-A (Zone 4), dated September 1, 1993 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Gas Transportation Agreement with Tennessee Gas Pipeline Company under Rate Schedule FT-A (Zone 5), dated September 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Service Agreement with CNG Transmission Corporation under Rate Schedule FT, dated October 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

                   * Service Agreement with CNG Transmission Corporation under Rate Schedule GSS, dated October 1, 1993 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

               (iii)                Compensatory plans for officers:

                   * Employment Agreement, dated September 17, 1981, with Bernard J. Kennedy (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                10.6 Ninth Extension to Employment Agreement with Bernard J. Kennedy, dated September 19, 1996

                   * National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993 (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

                   * National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

                10.7 Amendment to the National Fuel Gas Company 1984 Stock Plan, dated December 11, 1996

                   * National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

                10.8 Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated December 11, 1996

                   * Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated October 27, 1995 (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

                10.9                National Fuel Gas Company 1997 Award and
                                    Option Plan

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

                   * National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

                10.10 Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996

                   * Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

                   * Split Dollar Death Benefits Agreement, dated April 1, 1991, with Philip C. Ackerman (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1994 in File No.
                                    1-3880)

               10.11 Amendment to April 1, 1991 Death Benefits Agreement, dated January 8, 1996, with Philip C. Ackerman

                   * Split Dollar Death Benefits Agreement, dated April 1, 1991, with Richard Hare (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

               10.12 Amendment to April 1, 1991 Death Benefits Agreement, dated January 8, 1996, with Richard Hare

                   * Executive Death Benefits Agreement, dated April 1, 1991, with William J. Hill (Exhibit EX-10.8, Form 10-K for fiscal year ended September 30, 1992 in File No. 1-3880)

                   * Death Benefits Agreement, dated August 28, 1991, with Bernard J. Kennedy (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

                   * Amendment to Death Benefit Agreement of August 28, 1991, with Bernard J. Kennedy, dated March 15, 1994 (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

                   * National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

               10.13 National Fuel Gas Company and Participating Subsidiaries 1996 Executive Retirement Plan Trust Agreement (II) dated May 10, 1996

                   * Summary of Annual at Risk Compensation Incentive Program (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

               10.14 Administrative Rules with Respect to at Risk Awards under the 1993 Award and Option Plan

               10.15 Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company as amended through December 11, 1996

                   * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of December 5, 1991 regarding change in control agreements, non-employee director retirement plan, and restrictions on restricted stock (Exhibit 10-UU, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

               10.16 Form of Change in Control Agreement, dated May 1, 1992, with Walter E. DeForest, Bruce
                                    H. Hale, Joseph P. Pawlowski, Dennis J.
                                    Seeley, David F. Smith and Gerald T.
                                    Wehrlin, and dated March 16, 1995, with
                                    James A. Beck

                (12)                Computation of Ratio of Earnings to Fixed
                                    Charges

                (13) Letter to Shareholders as contained in the 1996 Annual Report and incorporated by reference into this Form 10-K

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

                                                  National Fuel Gas Company
                                                        (Registrant)
                                              ----------------------------------



                                              By      /s/ B. J. Kennedy
                                                -------------------------------
                                                          B. J. Kennedy
                                               Chairman of the Board, President
Date:  December 13, 1996                          and Chief Executive Officer
     -------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title
        ---------                                          -----


   /s/ B. J. Kennedy                               Chairman of the Board,
   ------------------------
       B. J. Kennedy                             President,  Chief Executive
                                                    Officer and Director
   Date:  December 13, 1996
        -------------------


   /s/ P. C. Ackerman                         Senior Vice President, Principal
   ------------------------
       P. C. Ackerman                          Financial Officer and Director

   Date:  December 13, 1996
        -------------------

   /s/ R. T. Brady                                        Director
   ------------------------
       R. T. Brady

   Date:  December 13, 1996
        -------------------


   /s/ W. J. Hill                                         Director
   ------------------------
       W. J. Hill

   Date:  December 13, 1996
        -------------------


   /s/ L. F. Kahl                                         Director
   ------------------------
       L. F. Kahl

   Date:  December 13, 1996
        -------------------


   /s/ B. S. Lee                                          Director
   ------------------------
       B. S. Lee

   Date:  December 13, 1996
        -------------------


   /s/ E. T. Mann                                         Director
   ------------------------
       E. T. Mann

   Date:  December 13, 1996
        -------------------

   /s/ G. L. Mazanec                                      Director
   ------------------------
       G. L. Mazanec

   Date:  December 13, 1996
        -------------------


   /s/ L. Rochwarger                                      Director
   ------------------------
       L. Rochwarger

   Date:  December 13, 1996
        -------------------


   /s/ G. H. Schofield                                    Director
   ------------------------
       G. H. Schofield

   Date:  December 13, 1996
        -------------------


   /s/ J. P. Pawlowski                             Treasurer and Principal
   ------------------------
       J. P. Pawlowski                               Accounting Officer

   Date:  December 13, 1996
        -------------------


   /s/ A. M. Cellino                                     Secretary
   ------------------------
       A. M. Cellino

   Date:  December 13, 1996
        -------------------


   /s/ G. T. Wehrlin                                     Controller
   ------------------------
       G. T. Wehrlin

   Date:  December 13, 1996
        -------------------

APPENDIX TO ITEM 2 - PROPERTIES

      Four maps outlining the Company's operating areas at September 30, 1996 are included on the inside foldout cover of the paper format version of the Company's combined Annual Report to Shareholders/Form 10-K, but are not included in this electronic filing. The first map identifies the Company's Utility Operating area (i.e., Distribution Corporation's service area). The second map identifies the Company's Pipeline and Storage operating area (i.e., Supply Corporation's storage areas and pipelines). The third map identifies the Company's Exploration and Production operating area (i.e., Seneca Resources' operating area). The fourth map identifies the geographic location of the Company's Other Nonregulated operating areas (i.e., NFR's marketing office, Horizon's Czech Republic operations and Highland's sawmill operations).

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS

A.  The Revenue Dollar - 1996

      Two pie graphs detailing the revenue dollar in 1996: where it came from and where it went to, broken down as follows:

      Where it came from:

      $ .560 Residential Sales
        .182 Commercial, Industrial and Off-System Sales
        .094 Oil and Gas Revenues
        .067 Transportation Revenues
        .049 Marketing Revenues
        .032 Storage Service Revenues
        .016 Other Revenues
      $1.000 Total

      Where it went to:

      $ .394 Gas Purchased
        .157 Wages, Including Benefits
        .136 Taxes
        .098 Other Materials and Services
        .081 Depreciation
        .051 Dividends - Common Stock
        .047 Interest
        .036 Reinvested in the Business
      $1.000 Total

B.  Capital Expenditures

      A bar graph detailing capital expenditures (millions of dollars) for the years 1992 through 1996, broken down as follows:

                                     1992     1993     1994     1995     1996
                                     ----     ----     ----     ----     ----
      Other Nonregulated            $  7.2   $  6.2   $  3.6   $  9.6   $  3.2
      Pipeline and Storage            58.7     27.4     20.5     38.7     22.2
      Utility                         65.7     61.8     61.7     64.8     62.6
      Exploration and Production      26.3     36.5     52.5     69.7     83.6
                                    ------   ------   ------   ------   ------
                                    $157.9   $131.9   $138.3   $182.8   $171.6

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS (Concluded)

C.  Capitalization Ratios

      A bar graph detailing capitalization (percentage) for the years 1992 through 1996, broken down as follows:

                  Debt (%)        Equity (%)
      1992          54.5             45.5
      1993          47.8             52.2
      1994          46.2             53.8
      1995          47.0             53.0
      1996          47.5             52.5

D.  Book Value Per Common Share

      A bar graph detailing book value per common share (dollars) for the years 1992 through 1996, as follows:

      1992 - $18.68
      1993 -  20.08
      1994 -  20.93
      1995 -  21.39
      1996 -  22.61

                                  Exhibit Index


3.1 Excerpts from Minutes from the National Fuel Gas Company Board of Directors Meeting of September 19, 1996 regarding compensation of non-employee directors and related amendments of By-Laws

4.1       Fifteenth  Supplemental  Indenture  dated as of  September  1, 1996 to
          Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company)

10.1      Service   Agreement  No.   830016  with  Texas  Eastern   Transmission
          Corporation, under Rate Schedule FT-1, dated November 2, 1995

10.2      Service   Agreement  No.   830017  with  Texas  Eastern   Transmission
          Corporation, under Rate Schedule FT-1, dated November 2, 1995

10.3 Service Agreement with Texas Eastern Transmission Corporation, under Rate Schedule CDS, dated November 2, 1995

10.4 Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation, under Rate Schedule FSS, dated April 3, 1996 [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

10.5 Service Agreement with St. Clair Pipelines Ltd., dated January 29, 1996 [Portions of this agreement are subject to a request for confidential treatment under Rule 24b-2]

10.6 Ninth Extension to Employment Agreement with Bernard J. Kennedy, dated September 19, 1996

10.7 Amendment to the National Fuel Gas Company 1984 Stock Plan, dated December 11, 1996.

10.8 Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated December 11, 1996

10.9      National Fuel Gas Company 1997 Award and Option Plan

10.10 Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996

10.11 Amendment to April 1, 1991 Death Benefits Agreement, dated January 8, 1996, with Philip C. Ackerman

10.12 Amendment to April 1, 1991 Death Benefits Agreement, dated January 8, 1996, with Richard Hare

10.13     National  Fuel  Gas  Company  and   Participating   Subsidiaries  1996
          Executive Retirement Plan Trust Agreement (II) dated May 10, 1996

10.14 Administrative Rules with Respect to at Risk Awards under the 1993 Award and Option Plan

10.15 Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company as amended through December 11, 1996

10.16 Form of Change in Control Agreement, dated May 1, 1992, with Walter E. DeForest, Bruce H. Hale, Joseph P. Pawlowski, Dennis J. Seeley, David
          F. Smith and Gerald T. Wehrlin, and dated March 16, 1995, with James
          A. Beck

(12)      Computation of Ratio of Earnings to Fixed Charges

(13) Letter to Shareholders as contained in the 1996 Annual Report and incorporated by reference into this Form 10-K

23.1      Consent of Ralph E. Davis Associates, Inc.

23.2      Consent of Independent Accountants

27.1      Financial Data Schedule for 12 months ending September 30, 1996

27.2      Financial  Data  Schedule  for 12 months  ending  September  30, 1995,
          Restated

27.3      Financial  Data  Schedule  for 12 months  ending  September  30, 1994,
          Restated

99.1      Report of Ralph E. Davis Associates, Inc.