Form 10-Q
period 1996-12-31
NATIONAL FUEL GAS CO
filed 1997-02-14
CIK 70145

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


                For the Quarterly Period Ended December 31, 1996
                                               -----------------

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

          Common stock, $1 par value, outstanding at January 31, 1997:
          38,073,815 shares.

-------------------------------------------------------------------------------

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
               Utility Constructors, Inc. (UCI)

                                      INDEX

         Part I. Financial Information                                  Page
         -----------------------------                                  ----

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months Ended
            December 31, 1996 and 1995                                    3

        b.  Consolidated Balance Sheets - December 31, 1996 and
            September 30, 1996                                          4 - 5

        c.  Consolidated Statement of Cash Flows - Three
            Months Ended December 31, 1996 and 1995                       6

        d.  Notes to Consolidated Financial Statements                  7 - 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12 - 23

         Part II. Other Information
         --------------------------

Item 1.  Legal Proceedings                                                *

Item 2.  Changes in Securities                                            *

Item 3.  Defaults Upon Senior Securities                                  *

Item 4.  Submission of Matters to a Vote of Security Holders              *

Item 5.  Other Information                                                *

Item 6.  Exhibits and Reports on Form 8-K                              23 - 24

Signature                                                                25

* The Company has nothing to report under this item.

This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements included in this Form 10-Q at Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), under the heading "Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with a "1" following the statement, as well as those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

Part I. - Financial Information
-------------------------------
Item 1.  Financial Statements
-----------------------------


                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------


                                                    Three Months Ended
                                                       December 31,
                                                 ------------------------
                                                   1996            1995
                                                   ----            ----
                                                  (Thousands of Dollars)

INCOME
Operating Revenues                               $363,492        $316,328
                                                 --------        --------

Operating Expenses
  Purchased Gas                                   164,091         132,958
  Operation                                        68,663          66,666
  Maintenance                                       5,231           6,024
  Property, Franchise and Other Taxes              24,556          23,902
  Depreciation, Depletion and Amortization         26,589          21,593
  Income Taxes - Net                               22,209          18,841
                                                 --------        --------
                                                  311,339         269,984
                                                 --------        --------

Operating Income                                   52,153          46,344
Other Income                                          737             943
                                                 --------        --------
Income Before Interest Charges                     52,890          47,287
                                                 --------        --------

Interest Charges
  Interest on Long-Term Debt                       10,178          10,287
  Other Interest                                    4,122           4,608
                                                 --------        --------
                                                   14,300          14,895
                                                 --------        --------

Net Income Available for Common Stock              38,590          32,392

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                              422,874         380,123
                                                 --------        --------
                                                  461,464         412,515
Dividends on Common Stock
 (1996 - $.42; 1995 - $.405)                       15,910          15,117
                                                 --------        --------

Balance at December 31                           $445,554        $397,398
                                                 ========        ========

Earnings Per Common Share                           $1.02           $ .87
                                                    =====           =====

Weighted Average Common Shares Outstanding     37,952,194      37,440,778
                                               ==========      ==========



                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                 December 31,
                                                     1996       September 30,
                                                 (Unaudited)         1996
                                                 ------------   -------------
                                                    (Thousands of Dollars)

ASSETS
Property, Plant and Equipment                     $2,500,545     $2,471,063
   Less - Accumulated Depreciation,
     Depletion and Amortization                      783,957        761,457
                                                  ----------     ----------
                                                   1,716,588      1,709,606
                                                  ----------     ----------
Current Assets
   Cash and Temporary Cash Investments                33,956         19,320
   Receivables - Net                                 183,450         96,740
   Unbilled Utility Revenue                           70,853         20,778
   Gas Stored Underground                             18,005         34,727
   Materials and Supplies - at average cost           20,423         21,544
   Unrecovered Purchased Gas Costs                    10,848              -
   Prepayments                                        18,476         27,872
                                                  ----------     ----------
                                                     356,011        220,981
                                                  ----------     ----------

Other Assets
   Recoverable Future Taxes                           88,036         88,832
   Unamortized Debt Expense                           24,634         25,193
   Other Regulatory Assets                            57,644         57,086
   Deferred Charges                                   13,254          7,377
   Other                                              41,132         40,697
                                                  ----------     ----------
                                                     224,700        219,185
                                                  ----------     ----------

                                                  $2,297,299     $2,149,772
                                                  ==========     ==========




















                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                 December 31,
                                                     1996       September 30,
                                                 (Unaudited)         1996
                                                 ------------   -------------
                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares;
     Issued and Outstanding - 38,023,304
     Shares and 37,851,655 Shares,
     Respectively                                 $   38,023     $   37,852
   Paid in Capital                                   400,807        395,272
   Earnings Reinvested in the Business               445,554        422,874
                                                  ----------     ----------
Total Common Stock Equity                            884,384        855,998
Long-Term Debt, Net of Current Portion               524,000        574,000
                                                  ----------     ----------
Total Capitalization                               1,408,384      1,429,998
                                                  ----------     ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                 252,300        199,700
   Current Portion of Long-Term Debt                  50,000              -
   Accounts Payable                                   84,268         64,610
   Amounts Payable to Customers                        2,423          4,618
   Other Accruals and Current Liabilities            114,376         82,520
                                                  ----------     ----------
                                                     503,367        351,448
                                                  ----------     ----------

Deferred Credits
   Accumulated Deferred Income Taxes                 285,888        281,207
   Taxes Refundable to Customers                      21,005         21,005
   Unamortized Investment Tax Credit                  12,543         12,711
   Other Deferred Credits                             66,112         53,403
                                                  ----------     ----------
                                                     385,548        368,326
                                                  ----------     ----------
Commitments and Contingencies                              -              -
                                                  ----------     ----------

                                                  $2,297,299     $2,149,772
                                                  ==========     ==========












                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------
                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                        1996          1995
                                                        ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock              $ 38,590      $ 32,392
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
         Depreciation, Depletion and Amortization       26,589        21,593
         Deferred Income Taxes                           5,476         3,377
         Other                                           3,475          (581)
         Change in:
           Receivables and Unbilled Utility Revenue   (136,785)     (116,992)
           Gas Stored Underground and Materials and
             Supplies                                   17,843        12,348
           Unrecovered Purchased Gas Costs             (10,848)         (187)
           Prepayments                                   9,396         9,105
           Accounts Payable                             19,658        13,045
           Amounts Payable to Customers                 (2,195)       (9,513)
           Other Accruals and Current Liabilities       30,991        29,532
           Other Assets and Liabilities - Net            6,419        (2,906)
                                                      --------      --------
Net Cash Provided by (Used in)
 Operating Activities                                    8,609        (8,787)
                                                      --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                (34,695)      (34,038)
   Other                                                   239          (539)
                                                      --------      --------
Net Cash Used in Investing Activities                  (34,456)      (34,577)
                                                      --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                               52,600       121,100
   Reduction of Long-Term Debt                               -       (58,500)
   Proceeds from Issuance of Common Stock                3,724           474
   Dividends Paid on Common Stock                      (15,841)      (15,102)
                                                      --------      --------
Net Cash Provided by
 Financing Activities                                   40,483        47,972
                                                      --------      --------

Net Increase in Cash and Temporary
 Cash Investments                                       14,636         4,608

Cash and Temporary Cash Investments
 at October 1                                           19,320        12,757
                                                      --------      --------

Cash and Temporary Cash Investments at December 31    $ 33,956      $ 17,365
                                                      ========      ========



                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods presented. The fiscal 1997 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1995 and 1994, that are included in the Company's combined Annual Report to Shareholders / Form 10-K for 1996.

           The earnings for the quarter ended December 31, 1996, should not be taken as a prediction for the fiscal year ending September 30, 1997, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. Distribution Corporation's Pennsylvania jurisdiction does not have a weather normalization clause. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the three months ended December 31, 1996 and 1995, amounted to $8.6 million and $11.4 million, respectively. Income taxes paid during the three months ended December 31, 1996 and 1995 amounted to $6.0 million and $12.0 million, respectively.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

-------------------------------------


NOTE 2 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                 1996          1995
                                                 ----          ----
Operating Expenses:
 Current Income Taxes -
  Federal                                       $15,140       $14,086
  State                                           1,593         1,378

 Deferred Income Taxes                            5,476         3,377
                                                -------       -------
                                                 22,209        18,841

Other Income:
 Deferred Investment Tax Credit                    (167)         (167)
                                                -------       -------

Total Income Taxes                              $22,042       $18,674
                                                =======       =======

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                 1996          1995
                                                 ----          ----

Net income available for common stock           $38,590       $32,392
Total income taxes                               22,042        18,674
                                                -------       -------

Income before income taxes                      $60,632       $51,066
                                                =======       =======

Income tax expense, computed at federal
 statutory rate of 35%                           21,222        17,873

Increase (reduction) in taxes resulting from:
   Current state income taxes, net of federal
    income tax benefit                            1,035           896
   Depreciation                                     415           523
   Production tax credits                          (107)         (146)
   Miscellaneous                                   (523)         (472)
                                                -------       -------

   Total Income Taxes                           $22,042       $18,674
                                                =======       =======

-------------------------------------


     Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                  At December 31, 1996   At September 30, 1996
                                  --------------------   ---------------------
Deferred Tax Liabilities:
  Excess of tax over book
   depreciation                           $181,958              $182,271
  Exploration and intangible
   well drilling costs                     101,526                98,293
  Other                                     69,015                67,030
                                          --------              --------
    Total Deferred Tax
     Liabilities                           352,499               347,594
                                          --------              --------

Deferred Tax Assets:
   Overheads capitalized for
    tax purposes                           (16,995)              (16,289)
   Other                                   (49,616)              (50,098)
                                          --------              --------
     Total Deferred Tax Assets             (66,611)              (66,387)
                                          --------              --------

     Total Net Deferred Income
      Taxes                               $285,888              $281,207
                                          ========              ========

NOTE 3 - Capitalization

Common Stock. During the three months ended December 31, 1996, the Company issued 31,500 shares of common stock under the Company's Section 401(k) plans, 39,907 shares to participants in the Company's Dividend Reinvestment Plan, and 12,714 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 87,528 shares of common stock were issued under the Company's stock option and stock award plans, including 6,300 shares of restricted stock, which were awarded under the 1993 Award and Option Plan in December 1996.

NOTE 4 - Derivative Financial Instruments

           The Company, in its Exploration and Production operations, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to the operating results of that business segment. These agreements are not held for trading purposes. The price swap agreements call for the Company to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production.

-------------------------------------


           The following summarizes the Company's activity under swap agreements for the quarters ended December 31, 1996 and 1995, respectively:

                                            Quarter Ended      Quarter Ended
                                          December 31, 1996  December 31, 1995
                                          -----------------  -----------------

Natural Gas Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                     6.5                5.4
 Range of Fixed Prices per Thousand
  Cubic Feet (Mcf)                           $1.71 - $2.10      $1.75 - $2.17
 Weighted Average Fixed Price per Mcf                $1.96              $2.00
 Range of Variable Prices per Mcf            $1.86 - $4.11      $1.67 - $2.34
 Weighted Average Variable Price per Mcf             $2.95              $1.94
 Gain (Loss)                                   $(6,462,000)          $358,000

Crude Oil Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                    310,000            214,000
 Range of Fixed Prices per bbl             $17.40 - $18.33    $17.40 - $19.00
 Weighted Average Fixed Price per bbl               $17.91             $18.13
 Range of Variable Prices per bbl          $23.55 - $25.12    $17.40 - $19.04
 Weighted Average Variable Price per bbl            $24.52             $18.11
 Gain (Loss)                                   $(2,093,000)            $4,000

           The Company had the following swap agreements outstanding at December 31, 1996:

Natural Gas Swap Agreements:
                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent Bcf)     Prices Per Mcf     Fixed Price Per Mcf
-----------       ----------------     --------------     -------------------

   1997                 18.4           $1.77 - $2.06             $1.90
   1998                 14.0           $1.77 - $2.22             $2.02
   1999                  1.1                   $2.00             $2.00
                        ----
                        33.5
                        ====

Crude Oil Swap Agreements:
                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent bbl)     Prices Per bbl     Fixed Price Per bbl
-----------       ----------------     --------------     -------------------

   1997              1,064,500         $17.40 - $18.71          $18.03
   1998                600,000         $17.50 - $19.30          $18.19
   1999                 51,000                  $19.30          $19.30
                     ---------
                     1,715,500
                     =========

           In January 1997, the Company entered into additional natural gas swap agreements covering the period of January 1999 - December 1999. The notional amount for the period is 5.1 equivalent Bcf at a fixed price of $2.29 per Mcf.

           Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. At December 31, 1996, the Company had an unrecognized loss of approximately $19.8 million related to price swap agreements which are offset by corresponding unrecognized revenues from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

Item 1.  Financial Statements (Concl.)
--------------------------------------


           The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the quarter ended December 31, 1996 and none are currently outstanding.

Credit Risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations under the price swap agreements they have issued. The Company is exposed to such credit risk when fluctuations in natural gas and crude oil market prices result in the Company recognizing gains on the price swap agreements that it has entered into. When credit risk arises, such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. In those instances where the Company is not dealing directly with the parent company, the Company has obtained guarantees from the parent company of the counterparty that has issued the price swap agreement. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

NOTE 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.6 million to $10.0 million. At December 31, 1996, Distribution Corporation has recorded the minimum liability of $8.6 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at December 31, 1996 includes related regulatory assets in the amount of approximately $8.0 million. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1996 Form 10-K.

Memorandum of Understanding - Green Canyon Project. In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company (Green Canyon), a subsidiary of El Paso Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the Project). The total cost of the Project is estimated at approximately

Item 1.  Financial Statements (Concl.)
--------------------------------------


$200 million. The MOU provides for the parties to (i) share equally past and future development costs for the Project through June 1, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about June 1, 1997, to form one or more 50%/50% partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. The original date established for signing of the definitive agreements discussed above was January 1, 1997. The date has since been changed to June 1, 1997 because the parties concluded that the prospective customers (offshore gas producers) will not be ready to put gas into the system in 1997, and that those producers' development plans are more likely to result in gas being available in 1998 or 1999. This additional time should enable the parties to finalize definitive agreements after the Federal Energy Regulatory Commission rules on the jurisdictional status (or not) of the project, while maintaining a schedule which would put the project into service in 1998 if justified by demand at that time. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the past and future development costs through June 1, 1997 is estimated to not exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed. As of December 31, 1996, Supply Corporation has paid $0.3 million of such development costs. Supply Corporation is currently using short-term borrowings to finance the development costs of the Project.

Other. The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows, none of this litigation, and none of these regulatory matters, is expected to have a material effect on the financial condition of the Company at this time.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $38.6 million, or $1.02 per common share, during the quarter ended December 31, 1996. This compares with earnings of $32.4 million, or $0.87 per common share, during the quarter ended December 31, 1995.

           The $0.15 per common share increase in earnings resulted from an increase in earnings of the Company's Exploration and Production, Utility and Pipeline and Storage segments, which outweighed the higher losses experienced by its Other Nonregulated segment.

           The earnings of the Exploration and Production segment increased because of higher natural gas and oil production coupled with an increase in the weighted average price received for this production. The earnings of the Utility segment increased because of lower operation and maintenance (O&M) expense combined with a rate increase effective in October 1996 in the New York jurisdiction. The higher earnings of the Pipeline and Storage segment include the impact of the February 1996 Federal Energy Regulatory Commission (FERC) approval of a settlement of Supply Corporation's rate case that became effective on April 1, 1996. This segment also realized an increase in revenues associated with unbundled pipeline sales and the addition of new customers. The Other Nonregulated segment experienced a greater loss during the quarter ended December 31, 1996 than the quarter ended December 31, 1995 primarily because of expenses associated with the dissolution of the Horizon partnership known as Sceptre Power Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)
                                             Three Months Ended
                                                 December 31,
                                       -----------------------------
                                         1996       1995    % Change
                                         ----       ----    --------
Utility
  Retail Revenues:
   Residential                         $213,626   $192,240    11.1
   Commercial                            50,655     45,796    10.6
   Industrial                             6,229      5,292    17.7
                                       --------   --------
                                        270,510    243,328    11.2

  Off-System Sales                       14,858      9,672    53.6
  Transportation                         11,242     10,850     3.6
  Other                                   1,009        808    24.9
                                       --------   --------
                                        297,619    264,658    12.5
                                       --------   --------

Pipeline and Storage
  Storage Service                        16,387     14,893    10.0
  Transportation                         24,182     23,046     4.9
  Other                                   3,925      2,297    70.9
                                       --------   --------
                                         44,494     40,236    10.6
                                       --------   --------

Exploration and Production               30,082     22,973    30.9
Other Nonregulated                       16,474     12,336    33.5
                                       --------   --------
                                         46,556     35,309    31.9
                                       --------   --------

Less-Intersegment Revenues               25,177     23,875     5.5
                                       --------   --------

                                       $363,492   $316,328    14.9
                                       ========   ========


OPERATING INCOME (LOSS) BEFORE INCOME TAXES
(in thousands)
                                             Three Months Ended
                                                 December 31,
                                        ----------------------------
                                         1996       1995    % Change
                                         ----       ----    --------


Utility                                 $45,725    $40,632    12.5
Pipeline and Storage                     19,463     16,206    20.1
Exploration and Production               12,576      9,504    32.3
Other Nonregulated                       (2,691)      (454) (492.7)
Corporate                                  (711)      (703)   (1.1)
                                        -------    -------

                                        $74,362    $65,185    14.1
                                        =======    =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                                            Three Months Ended
                                                December 31,
                                        --------------------------
                                         1996     1995    % Change
                                         ----     ----    --------
Utility Gas Sales
  Residential                            25,804   27,471    (6.1)
  Commercial                              6,836    7,356    (7.1)
  Industrial                              1,298    1,271     2.1
  Off-System                              3,838    4,137    (7.2)
                                        -------  -------
                                         37,776   40,235    (6.1)
                                        -------  -------

Non-Utility Gas Sales
  Production(in equivalent MMcf)         12,368   10,719    15.4
                                        -------  -------
Total Gas Sales                          50,144   50,954    (1.6)
                                        -------  -------

Transportation
  Utility                                13,887   13,558     2.4
  Pipeline and Storage                   86,000   93,441    (8.0)
  Nonregulated                                -      305      NM
                                        -------  -------
                                         99,887  107,304    (6.9)
                                        -------  -------

Marketing Volumes                         4,516    4,780    (5.5)
                                        -------  -------

Less-Intersegment Volumes:
  Transportation                         43,456   50,200   (13.4)
  Production                              1,116    1,292   (13.6)
  Marketing                                   -       75      NM
  Gas Sales                                   -      371      NM
                                        -------  -------
                                         44,572   51,938   (14.2)
                                        -------  -------

Total System Natural Gas
 Volumes                                109,975  111,100    (1.0)
                                        =======  =======

NM = Not meaningful.

Utility.

           Operating revenues for the Utility segment increased $33.0 million for the quarter ended December 31, 1996, compared with the same period a year ago. This increase reflects the recovery of increased gas costs mainly because of an increase in the average cost of purchased gas ($4.69 per Mcf and $3.42 per Mcf during the quarters ended December 31, 1996 and 1995, respectively). This increase more than compensated for a 2.5 billion cubic feet (Bcf) decrease in gas sales. The decrease in gas sales, exclusive of industrial sales which were up slightly, resulted primarily from weather that was warmer than last year in both the New York and Pennsylvania jurisdictions. The increase in operating revenues also reflects the first quarter impact of a general base rate increase of $7.2 million in the New York rate jurisdiction, which became effective on October 1, 1996.

           Operating income before income taxes for the Utility segment increased $5.1 million for the quarter ended December 31, 1996, compared with the same period a year ago. This resulted primarily from the rate increase discussed above combined with lower O&M expenses resulting, in part, from the labor savings generated by the special early retirement offer to certain salaried, non-union hourly and union employees in the fourth quarter of fiscal 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Degree Days.

Three Months Ended December 31:
-------------------------------
                                                  Percent (Warmer) Colder
                                                       in 1996 Than
                         Normal    1996    1995       Normal    1995
-------------------------------------------------------------------------

  Buffalo                2,264     2,256   2,430      (0.4)     (7.2)
  Erie                   2,045     2,128   2,241       4.1      (5.0)
-------------------------------------------------------------------------

Pipeline and Storage.

           Operating income before income taxes for the Pipeline and Storage segment increased $3.3 million for the quarter ended December 31, 1996, as compared with the same period a year ago. This increase reflects the impact of the February 1996 FERC approval of a settlement of Supply Corporation's rate case that became effective on April 1, 1996. This segment also realized an increase in revenues associated with unbundled pipeline sales and the addition of new customers.

           While transportation volumes for the current quarter decreased 7.4 Bcf from the quarter ended December 31, 1995, largely due to warmer weather, the decrease in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

Exploration and Production.

           Operating income before income taxes from the Company's Exploration and Production segment increased $3.1 million compared with the same period a year ago, mainly because of higher weighted average prices for natural gas and oil combined with increased natural gas and oil production. Natural gas production increased 0.4 Bcf, or 3.9%, compared with the same period a year ago, and the weighted average price received for natural gas increased $0.89 per Mcf. Significant contributors to this increase were West Cameron 552, Vermilion 252 and West Delta 17 in the Gulf Coast region. Oil and condensate production increased 217,000 barrels (bbls), or 73.6%, and the weighted average price received for oil increased $7.03 per bbl. A significant contributor to this increase in production was Vermilion 252 in the Gulf Coast region. The fluctuations in prices denoted above do not reflect gains and losses from hedging activities. During the quarter ended December 31, 1996, this segment recognized a pre-tax loss on hedging of approximately $8.6 million compared with a pre-tax gain of $0.4 million during the quarter ended December 31, 1995. See further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 4 - Derivative Financial Instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


PRODUCTION VOLUMES

Exploration and Production.
                                              Three Months Ended
                                                  December 31,
                                           -------------------------
                                           1996     1995    % Change
                                           ----     ----    --------
Gas Production - (MMcf)
  Gulf Coast                               7,801    7,296       6.9
  West Coast                                 214      257     (16.7)
  Appalachia                               1,281    1,393      (8.0)
                                           -----    -----
                                           9,296    8,946       3.9
                                           =====    =====

Oil Production - (Thousands of Barrels)
  Gulf Coast                                 384      169     127.2
  West Coast                                 126      123       2.4
  Appalachia                                   2        3     (33.3)
                                             ---    -----
                                             512      295      73.6
                                             ===    =====

WEIGHTED AVERAGE PRICES*

Exploration and Production.
                                             Three Months Ended
                                                 December 31,
                                           -------------------------
                                           1996     1995    % Change
                                           ----     ----    --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                               $2.93    $1.96     49.5
  West Coast                               $1.62    $1.19     36.1
  Appalachia                               $2.46    $2.05     20.0
  Weighted Average Price                   $2.84    $1.95     45.6

Weighted Avg. Oil Price/bbl
  Gulf Coast                              $24.28   $17.53     38.5
  West Coast                              $20.84   $14.86     40.2
  Appalachia                              $22.89   $16.28     40.6
  Weighted Average Price                  $23.43   $16.40     42.9

* Weighted   average  prices  do  not  reflect  gains  or  losses  from  hedging activities.

Other Nonregulated.

           The Other Nonregulated operations experienced operating losses before income taxes of $2.7 million and $0.5 million for the quarters ended December 31, 1996 and December 31, 1995, respectively. The higher loss in the current quarter was mainly due to expenses associated with the dissolution of the Horizon partnership known as Sceptre Power Company, the partnership principally engaged in the development of foreign electric power projects. The dissolution of the partnership does not affect Horizon's commitment to evaluate opportunities in the international arena, currently with significant interest in Eastern Europe.1

Income Taxes.

           Income taxes increased $3.4 million for the current quarter mainly because of an increase in pretax income.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Interest Charges.

           Total interest charges decreased $0.6 million for the quarter ended December 31, 1996, compared with the same period a year ago: other interest decreased $0.5 million and interest on long-term debt decreased $0.1 million. The decrease in other interest primarily reflects lower interest expense on Amounts Payable to Customers. The decrease in interest on long-term debt can be attributed primarily to a lower average interest rate offset partly by a higher average amount of long-term debt.

CAPITAL RESOURCES AND LIQUIDITY

           The Company's primary sources of cash during the three month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan,
section 401(k) Plans, and stock option and stock award plans. Beginning March 1, 1997, the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan and
section 401(k) Plans will begin purchasing shares of Company common stock on the open market.

Operating Cash Flow.

           Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes and allowance for funds used during construction.

           Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary substantially from period to period because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs and weather also significantly impact cash flow. The Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term borrowings. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its weather normalization clause and in the Pipeline and Storage segment by Supply Corporation's SFV rate design.

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

           Net cash provided by operating activities totaled $8.6 million for the quarter ended December 31, 1996, compared with $8.8 million used in operating activities in the quarter ended December 31, 1995. This shift in cash flow can be attributed primarily to an increase in net income, adjusted for non-cash items, combined with higher payable balances in the Utility segment offset partly by an increase in receivable balances and unrecovered purchased gas costs in the Utility segment.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Investing Cash Flow.

Capital Expenditures
--------------------

           The Company's capital expenditures totaled $34.7 million during the three month period. Total expenditures for the quarter represent 16% of the total capital expenditure budget for fiscal 1997 of $214.0 million. The following table presents first quarter capital expenditures by business segment:

                                        (in thousands)
                                        --------------

          Utility                          $16,165
          Pipeline and Storage               2,229
          Exploration and Production        16,030
          Other Nonregulated                   271
                                           -------

                                           $34,695
                                           =======

           The  bulk  of  the  Utility  capital   expenditures   were  made  for
replacement of mains and main extensions, as well as for the replacement of service lines.

           The bulk of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems. The proposed 1997 Niagara Expansion Project, which would provide approximately 47.3 MMcf per day of firm winter capacity and 21.0 MMcf per day of firm non-winter capacity from the Niagara Falls, New York import point to interconnections at Leidy and Wharton, Pennsylvania, is currently awaiting FERC approval.1 It is anticipated that such approval will be received in the spring of 1997.1 As to the proposed 1998/1999 Niagara Expansion Project, Supply Corporation has received signed offers from customers for 514 MMcf per day of transportation capacity from the Canadian border at Niagara Falls, New York, to Leidy, Pennsylvania. At this expansion level, the total cost is estimated to be approximately $248 million over a two-year period.1 However, no amount has been included in the budget for this proposed project as the timing of the "go ahead" will depend on several factors, including FERC approval.1 Supply Corporation anticipates filing for FERC approval of this project in March 1997.1 If the project proceeds, the first phase would involve 300 MMcf per day of capacity and could be in service in November 1998.1 The second phase, with associated capacity of 214 MMcf per day, could be in service by the end of calendar year 1999.1

           The Exploration and Production segment spent approximately $13.3 million on its offshore program in the Gulf of Mexico, including offshore drilling expenditures and lease acquisitions. Offshore exploratory and development drilling was concentrated on West Cameron 182 and High Island 194. Offshore lease acquisitions included Mustang Island 796 and 818 in Texas state waters and Eugene Island 9 in Louisiana state waters.

           Approximately   $2.7  million  was  spent  on  the   Exploration  and
Production segment's onshore program, including horizontal onshore drilling in central Texas and Seneca's development drilling program in California.

           Other  Nonregulated  capital  expenditures   consisted  of  equipment
purchases for the Company's sawmill operation.

           The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions.1

Other
-----

           In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company (Green Canyon), a subsidiary of Tenneco Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the Project). The total cost of the Project is estimated at approximately $200 million. The MOU provides for the parties to (i) share past and future development costs for the Project through June 1, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about June 1, 1997, to form one or more 50%/50% partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. The original date established for signing of the definitive agreements discussed above was January 1, 1997. The date has since been changed because the parties concluded that the prospective customers (offshore gas producers) will not be ready to put gas into the system in 1997, and that those producers' development plans are more likely to result in gas being available in 1998 or 1999.1 This additional time should enable the parties to finalize definitive agreements after the Federal Energy Regulatory Commission rules on the jurisdictional status (or not) of the project, while maintaining a schedule which would put the project into service in 1998 if justified by demand at that time.1 If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the past and future development costs through June 1, 1997 is estimated to not exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed.1 As of December 31, 1996, Supply Corporation has paid $0.3 million of such development costs. Supply Corporation is currently using short-term borrowings to finance the development costs of the Project.

Financing Cash Flow.

           Consolidated short-term debt increased by $52.6 million during the first quarter. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

           The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering long-term debt, at December 31, 1996, the Company would have been permitted to issue up to a maximum of $648.0 million in additional long-term unsecured indebtedness, in light of then current long-term interest rates. In addition, at December 31, 1996, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $347.7 million of short-term debt.

           The Company currently has authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $150.0 million of debentures and/or

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


medium-term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.1 The Company expects that it will issue new debentures and/or medium-term notes late in calendar 1997 to retire $50.0 million of 6.42% medium-term notes maturing in November 1997.1

           The Company, through Seneca, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended December 31, 1996, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 6.5 equivalent Bcf and 310,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pre-tax loss of approximately $8.6 million. This loss was offset by higher prices received for actual natural gas and crude oil production.

           At December 31, 1996, Seneca had natural gas swap agreements outstanding with a notional amount of approximately 33.5 equivalent Bcf at prices ranging from $1.77 per Mcf to $2.22 per Mcf. The weighted average fixed price of these swap agreements is approximately $1.96 per Mcf. In January 1997, the Company entered into additional natural gas swap agreements covering the period of January 1999 - December 1999. The notional amount is 5.1 equivalent Bcf for the period at a fixed price of $2.29 per Mcf.

           Seneca also had crude oil swap agreements outstanding at December 31, 1996 with a notional amount of 1,715,500 equivalent bbl at prices ranging from $17.40 per bbl to $19.30 per bbl. The weighted average fixed price of these swap agreements is approximately $18.13 per bbl.

           In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, refer to Note 4 - Derivative Financial Instruments.

           The Company's credit risk is the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations related to derivative financial instruments. The Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.1 For further discussion, refer to Note 4 - Derivative Financial Instruments.

           The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation and none of these regulatory matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company at this time.1

RATE MATTERS

Utility Operation

New York Jurisdiction
---------------------

           In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $28.9 million with

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         ----------------------------


a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding has been approved by the Public Service Commission of the State of New York (PSC). The settlement calls for annual base rate increases of $7.2 million in each of fiscal years beginning October 1, 1996 and 1997 with no specified rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. However, the settlement includes a number of incentives which would impact return on equity. Distribution Corporation may earn a maximum of 25 basis points or incur a penalty of 50 basis points on common equity based on its customer service. The incentives relate to customer satisfaction, customer complaints, appointments, new service installations, telephone response, adjusted bills and estimated meter readings. In addition, there is a gas cost incentive mechanism designed to compare Distribution's spot gas purchases to monthly gas cost targets. Certain costs above the targets and savings below the targets will be shared equally between Distribution Corporation and its customers.

Pennsylvania Jurisdiction
-------------------------

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

Pipeline and Storage. On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. In February 1996, the FERC approved a settlement authorizing an annual rate increase of approximately $6.0 million with a return on equity of 11.3%. The new rates were put into effect on April 1, 1996, retroactive to June 1, 1995. With this settlement, Supply Corporation agreed not to seek recovery for increased cost of service until April 1, 1998. Supply Corporation also agreed not to seek recovery of revenues related to certain terminated service from other storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Management has been successful in marketing and obtaining executed contracts for such terminated storage service and does not anticipate a problem in obtaining executed contracts for additional terminated storage service as it arises.1

         A Stipulation and Agreement approved by the FERC in February 1996 permits Supply Corporation to fully recover its net investment in production and gathering plant, as well as its production and gathering cost of service.

OTHER MATTERS

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-u costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.6 million to $10.0 million.1 At December 31, 1996, Distribution Corporation has recorded the minimum liability of $8.6 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1996 Form 10-K.

         Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

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

11. Changes in the availability and/or price of derivative financial instruments

12. Inability of the various counterparties to meet their obligations with respect to the Company's financial instruments

13. Regarding foreign operations - changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions

14. Significant changes in tax rates or policies or in rates of inflation or interest

15. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

16. Changes in accounting principles and/or the application of such principles to the Company

          The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


Part II.  Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
               Exhibit
               Number             Description of Exhibit
               -------            ----------------------

                 (10) Amendment to National Fuel Gas Company 1993 Award and Option Plan

                 (12)             Statements regarding Computation of Ratios:

                                  Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K (Concl.)
--------------------------------------------------


                 (27)             Financial Data Schedule

                 (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 1996 and 1995.

     (b) Reports on Form 8-K
           None

                                    SIGNATURE
                                    ---------





           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 NATIONAL FUEL GAS COMPANY
                                                 -------------------------
                                                        (Registrant)









                                                 /s/ Joseph P. Pawlowski
                                                 ------------------------
                                                 Joseph P. Pawlowski
                                                 Treasurer and Principal
                                                 Accounting Officer





Date:  February 14, 1997
       -----------------