Form 10-Q
period 1997-03-31
NATIONAL FUEL GAS CO
filed 1997-05-15
CIK 70145

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1997
                                                 --------------


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

              Common stock, $1 par value, outstanding at April 30, 1997:
              38,139,715 shares.

--------------------------------------------------------------------------------

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
                Utility Constructors, Inc. (UCI)


                                      INDEX

         Part I. Financial Information                                 Page
         -----------------------------                                 ----

Item 1.  Financial Statements

         a.   Consolidated Statements of Income and Earnings
              Reinvested in the Business - Three Months and
              Six Months Ended March 31, 1997 and 1996                 3 - 4

         b.   Consolidated Balance Sheets - March 31, 1997 and
              September 30, 1996                                       5 - 6

         c.   Consolidated Statement of Cash Flows - Six
              Months Ended March 31, 1997 and 1996                       7

         d.   Notes to Consolidated Financial Statements               8 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14 - 29

         Part II. Other Information
         --------------------------

Item 1.  Legal Proceedings                                               *

Item 2.  Changes in Securities                                          29

Item 3.  Defaults Upon Senior Securities                                 *

Item 4.  Submission of Matters to a Vote of Security Holders          29 - 30

Item 5.  Other Information                                               *

Item 6.  Exhibits and Reports on Form 8-K                               30

Signature                                                               31

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

Item 1. - Financial Statements
------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                        Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                        1997          1996
                                                        ----          ----
                                                       (Thousands of Dollars)
INCOME
Operating Revenues                                     $498,704      $492,376
                                                       --------      --------

Operating Expenses
  Purchased Gas                                         251,573       246,984
  Operation                                              70,850        75,061
  Maintenance                                             6,495         7,441
  Property, Franchise and Other Taxes                    35,676        35,556
  Depreciation, Depletion and Amortization               29,096        23,960
  Income Taxes - Net                                     34,202        33,743
                                                       --------      --------
                                                        427,892       422,745
                                                       --------      --------

Operating Income                                         70,812        69,631
Other Income                                                584           863
                                                       --------      --------
Income Before Interest Charges                           71,396        70,494
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             10,178         9,587
  Other Interest                                          4,109         5,215
                                                       --------      --------
                                                         14,287        14,802
                                                       --------      --------

Net Income Available for Common Stock                    57,109        55,692

EARNINGS REINVESTED IN THE BUSINESS

Balance at January 1                                    445,554       397,398
                                                       --------      --------
                                                        502,663       453,090
Dividends on Common Stock
 (1997 - $.42; 1996 - $.405)                             15,967        15,177
                                                       --------      --------

Balance at March 31                                    $486,696      $437,913
                                                       ========      ========

Earnings Per Common Share                                 $1.50         $1.48
                                                         ======         =====

Weighted Average Common Shares Outstanding           38,090,435    37,551,990
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements

--------------------------------------


                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                         Six Months Ended
                                                             March 31,
                                                      -----------------------
                                                        1997          1996
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                     $862,196      $808,704
                                                       --------      --------

Operating Expenses
  Purchased Gas                                         415,664       379,942
  Operation                                             139,273       141,468
  Maintenance                                            11,966        13,725
  Property, Franchise and Other Taxes                    60,233        59,458
  Depreciation, Depletion and Amortization               55,685        45,553
  Income Taxes - Net                                     56,411        52,584
                                                       --------      --------
                                                        739,232       692,730
                                                       --------      --------

Operating Income                                        122,964       115,974
Other Income                                              1,322         1,806
                                                       --------      --------
Income Before Interest Charges                          124,286       117,780
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             20,357        19,874
  Other Interest                                          8,230         9,823
                                                       --------      --------
                                                         28,587        29,697
                                                       --------      --------

Net Income Available for Common Stock                    95,699        88,083

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                    422,874       380,123
                                                       --------      --------
                                                        518,573       468,206
Dividends on Common Stock
 (1997 - $.84; 1996 - $.81)                              31,877        30,293
                                                       --------      --------

Balance at March 31                                    $486,696      $437,913
                                                       ========      ========

Earnings Per Common Share                                 $2.52         $2.35
                                                          =====         =====

Weighted Average Common Shares Outstanding           38,020,555    37,496,080
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                    March 31,
                                                      1997       September 30,
                                                   (Unaudited)       1996
                                                   -----------   -------------
                                                     (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                      $2,554,709     $2,471,063
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 808,257        761,457
                                                   ----------     ----------
                                                    1,746,452      1,709,606
                                                   ----------     ----------
Current Assets
   Cash and Temporary Cash Investments                 29,024         19,320
   Receivables - Net                                  228,151         96,740
   Unbilled Utility Revenue                            45,943         20,778
   Gas Stored Underground                               4,312         34,727
   Materials and Supplies - at average cost            20,481         21,544
   Unrecovered Purchased Gas Costs                      8,443              -
   Prepayments                                         16,765         27,872
                                                   ----------     ----------
                                                      353,119        220,981
                                                   ----------     ----------

Other Assets
   Recoverable Future Taxes                            87,240         88,832
   Unamortized Debt Expense                            24,092         25,193
   Other Regulatory Assets                             51,764         57,086
   Deferred Charges                                     9,464          7,377
   Other                                               41,590         40,697
                                                   ----------     ----------
                                                      214,150        219,185
                                                   ----------     ----------

                                                   $2,313,721     $2,149,772
                                                   ==========     ==========


                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------


                                                     March 31,
                                                       1997      September 30,
                                                   (Unaudited)       1996
                                                   -----------   -------------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued
    and Outstanding - 38,137,921 Shares and
    37,851,655 Shares, Respectively                $   38,138     $   37,852
   Paid in Capital                                    404,889        395,272
   Earnings Reinvested in the Business                486,696        422,874
                                                    ---------     ----------
Total Common Stock Equity                             929,723        855,998
Long-Term Debt, Net of Current Portion                531,739        574,000
                                                    ---------     ----------
Total Capitalization                                1,461,462      1,429,998
                                                   ----------     ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                  173,200        199,700
   Current Portion of Long-Term Debt                   52,628              -
   Accounts Payable                                    60,426         64,610
   Amounts Payable to Customers                         7,770          4,618
   Other Accruals and Current Liabilities             167,284         82,520
                                                   ----------     ----------
                                                      461,308        351,448
                                                   ----------     ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  282,563        281,207
   Taxes Refundable to Customers                       21,005         21,005
   Unamortized Investment Tax Credit                   12,375         12,711
   Other Deferred Credits                              75,008         53,403
                                                   ----------     ----------
                                                      390,951        368,326
                                                   ----------     ----------
Commitments and Contingencies                               -              -
                                                   ----------     ----------

                                                   $2,313,721     $2,149,772
                                                   ==========     ==========


                 See Notes to Consolidated Financial Statements

--------------------------------------


                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------

                                                          Six Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1997          1996
                                                         ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock               $ 95,699      $ 88,083
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization        55,685        45,553
         Deferred Income Taxes                            2,948         1,199
         Other                                            5,322         5,274
         Change in:
           Receivables and Unbilled Utility Revenue    (156,576)     (191,226)
           Gas Stored Underground and Materials and
            Supplies                                     31,478        21,767
           Unrecovered Purchased Gas Costs               (8,443)            -
           Prepayments                                   11,107         4,007
           Accounts Payable                              (4,184)       44,454
           Amounts Payable to Customers                   3,152       (15,621)
           Other Accruals and Current Liabilities        83,047        98,135
           Other Assets and Liabilities - Net            26,504        (1,637)
                                                       --------      --------
Net Cash Provided by
 Operating Activities                                   145,739        99,988
                                                       --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                 (84,644)      (70,674)
   Other                                                    263          (340)
                                                       --------      --------
Net Cash Used in Investing Activities                   (84,381)      (71,014)
                                                       --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                               (26,500)      (37,100)
   Net Proceeds from Issuance of Long-Term Debt               -        99,650
   Reduction of Long-Term Debt                             (367)      (58,500)
   Proceeds from Issuance of Common Stock                 6,965         3,226
   Dividends Paid on Common Stock                       (31,752)      (30,219)
                                                      ---------      --------
Net Cash Used in
 Financing Activities                                   (51,654)      (22,943)
                                                      ---------      --------

Net Increase in Cash and
 Temporary Cash Investments                               9,704         6,031

Cash and Temporary Cash Investments
 at October 1                                            19,320        12,757
                                                       --------      --------

Cash and Temporary Cash Investments at March 31        $ 29,024      $ 18,788
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

-------------------------------------


                            National Fuel Gas Company
                            -------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1995 and 1994, that are included in the Company's combined Annual Report to Shareholders/Form 10-K for 1996. The fiscal 1997 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year.

           The earnings for the six months ended March 31, 1997 should not be taken as a prediction for the fiscal year ending September 30, 1997, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a weather normalization clause. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 1997 and 1996, amounted to $26.7 million and $28.8 million, respectively. Net income taxes paid during the six months ended March 31, 1997 and 1996 amounted to $40.9 million and $32.0 million, respectively.

           In January 1997, Seneca entered into a non-cash investing activity whereby it issued notes to third parties totaling $10.7 million in connection with the acquisition of timber properties. For further discussion, refer to Note 3 - Capitalization.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

-------------------------------------


Note 2 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1997        1996
                                                           ----        ----

Operating Expenses:
  Current Income Taxes -
   Federal                                               $48,590     $46,696
   State                                                   4,873       4,689

  Deferred Income Taxes                                    2,948       1,199
                                                         -------     -------
                                                          56,411      52,584

Other Income:
  Deferred Investment Tax Credit                            (335)       (334)
                                                         -------     -------

Total Income Taxes                                       $56,076     $52,250
                                                         =======     =======


           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1997        1996
                                                           ----        ----

Net income available for common stock                   $ 95,699    $ 88,083
Total income taxes                                        56,076      52,250
                                                        --------    --------

Income before income taxes                              $151,775    $140,333
                                                        ========    ========

Income tax expense, computed at
 statutory rate of 35%                                  $ 53,121    $ 49,117

Increase (reduction) in taxes resulting from:
  Current state income taxes, net of federal
   income tax benefit                                      3,165       3,048
  Depreciation                                               851       1,215
  Production tax credits                                    (214)       (278)
  Miscellaneous                                             (847)       (852)
                                                        --------    --------

  Total Income Taxes                                    $ 56,076    $ 52,250
                                                        ========    ========

-------------------------------------


           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):
                                At March 31, 1997        At September 30, 1996
                                -----------------        ---------------------

Deferred Tax Liabilities:
  Excess of tax over book
   depreciation                      $180,925                  $182,271
  Exploration and
   intangible well
   drilling costs                     105,180                    98,293
  Other                                69,225                    67,030
                                     --------                  --------
    Total Deferred Tax
     Liabilities                      355,330                   347,594
                                     --------                  --------

Deferred Tax Assets:
  Overheads capitalized
   for tax purposes                   (17,881)                  (16,289)
  Other                               (54,886)                  (50,098)
                                     --------                  --------
    Total Deferred Tax
     Assets                           (72,767)                  (66,387)
                                     --------                  --------

    Total Net Deferred
     Income Taxes                    $282,563                  $281,207
                                     ========                  ========


Note 3 - Capitalization

Common Stock. During the six months ended March 31, 1997, the Company issued 53,300 shares of common stock under the Company's section 401(k) Plans, 72,154 shares to participants in the Company's Dividend Reinvestment Plan, and 23,050 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 137,062 shares of common stock were issued under the Company's stock option and stock award plans and 700 shares were issued under the Retainer Policy for Non-Employee Directors. Effective March 1, 1997, the Company's
section 401(k) Plans, Dividend Reinvestment Plan and Customer Stock Purchase Plan began purchasing shares of Company common stock on the open market.

           On April 4, 1997, 398,750 stock options were granted at an exercise price of $41.625 per share.

Long-Term Debt. In January 1997, Seneca issued notes to third parties for $8.6 million and $2.1 million in connection with its acquisition of timber properties. Both notes have an interest rate of 6.75%. On the $8.6 million note, Seneca will pay interest and principal on a monthly basis over the period of January 1997 through June 2001. On the $2.1 million note, Seneca will pay interest on a monthly basis over the period of February 1997 through January 1999. The principal amount will be repaid in two equal installments in January 1998 and January 1999.


Note 4 - Derivative Financial Instruments

           The Company, in its Exploration and Production operations, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to the operating results of that business

--------------------------------------


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

           The following summarizes the Company's activity under price swap agreements for the quarter and six-month periods ended March 31, 1997 and 1996, respectively:

                                             Quarter Ended     Quarter Ended
                                             March 31, 1997    March 31, 1996
                                             --------------    --------------
Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                    5.9                 6.5
 Range of Fixed Prices per Thousand Cubic
  Feet (Mcf)                                $1.77 - $2.06       $1.71 - $3.05
 Weighted Average Fixed Price per Mcf               $1.90               $1.92
 Range of Variable Prices per Mcf           $1.77 - $4.08       $1.96 - $3.43
 Weighted Average Variable Price per Mcf            $2.87               $2.50
 Loss                                         $(5,714,000)        $(3,649,000)

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                   360,000             204,000
 Range of Fixed Prices per bbl            $17.40 - $18.71     $17.40 - $18.50
 Weighted Average Fixed Price per bbl              $18.02              $18.08
 Range of Variable Prices per bbl         $20.97 - $25.18     $18.70 - $21.18
 Weighted Average Variable Price per bbl           $22.78              $19.55
 Loss                                         $(1,713,000)          $(220,000)


                                          Six Months Ended    Six Months Ended
                                           March 31, 1997      March 31, 1996
                                          ----------------    ----------------

Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Bcf                      12.4              11.9
 Range of Fixed Prices per Mcf                $1.71 - $2.10     $1.71 - $3.05
 Weighted Average Fixed Price per Mcf                 $1.93             $1.96
 Range of Variable Prices per Mcf             $1.77 - $4.11     $1.67 - $3.43
 Weighted Average Variable Price per Mcf              $2.91             $2.24
 Loss                                          $(12,176,000)      $(3,291,000)

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent bbl                   670,000           418,000
 Range of Fixed Prices per bbl              $17.40 - $18.71   $17.40 - $19.00
 Weighted Average Fixed Price per bbl                $17.97            $18.11
 Range of Variable Prices per bbl           $20.97 - $25.18   $17.40 - $21.18
 Weighted Average Variable Price per bbl             $23.59            $18.82
 Loss                                           $(3,806,000)        $(216,000)

-------------------------------------


           The Company had the following price swap agreements outstanding at March 31, 1997.


Natural Gas Price Swap Agreements:

                       Notional Amount    Range of Fixed    Weighted Average
Fiscal Year            (Equivalent Bcf)   Prices Per Mcf   Fixed Price Per Mcf
-----------            ----------------   --------------   -------------------

   1997                     12.5          $1.77 - $2.06           $1.90
   1998                     17.4          $1.77 - $2.22           $2.04
   1999                      6.1          $2.00 - $2.29           $2.20
   2000                      1.3                  $2.29           $2.29
                            ----
                            37.3
                            ====


Crude Oil Price Swap Agreements:

                       Notional Amount    Range of Fixed    Weighted Average
Fiscal Year            (Equivalent bbl)   Prices Per bbl   Fixed Price Per bbl
-----------            ----------------   --------------   -------------------

   1997                    702,000        $17.40 - $18.71        $18.04
   1998                    600,000        $17.50 - $19.30        $18.19
   1999                     51,000                 $19.30        $19.30
                         ---------
                         1,353,000

           Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. At March 31, 1997, the Company had unrecognized losses of approximately $6.1 million related to price swap agreements which are offset by corresponding unrecognized revenues from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the quarter or six months ended March 31, 1997 and none are currently outstanding.

Credit Risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations under the price swap agreements they have issued. The Company is exposed to such credit risk when fluctuations in natural gas and crude oil market prices result in the Company recognizing gains on the price swap agreements that it has entered into. When credit risk arises, such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. In those instances where the Company is not dealing directly with the parent company, the Company has obtained guarantees

Item 1.  Financial Statements (Concl.)
--------------------------------------


from the parent company of the counterparty that has issued the price swap agreements. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.


Note 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.3 million to $9.7 million. At March 31, 1997, Distribution Corporation has recorded the minimum liability of $8.3 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at March 31, 1997 includes related regulatory assets in the amount of approximately $7.9 million. For further discussion, see disclosure in Note H
- Commitments and  Contingencies  under the heading  "Environmental  Matters" in
Item 8 of the Company's 1996 Form 10-K.

Memorandum of Understanding - Green Canyon Project. In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company (Green Canyon), a subsidiary of El Paso Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the
Project). The total cost of the Project is estimated at approximately $200 million. The MOU provides for the parties to (i) share equally past and future development costs for the Project through June 1, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about June 1, 1997, to form one or more 50%/50% partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. The original date established for signing of the definitive agreements discussed above was January 1, 1997. The date has since been changed to June 1, 1997 because the parties concluded that the prospective customers of the Project (offshore gas producers) will not be ready to use the natural gas gathering and processing facilities in 1997. Such prospective customers are more likely to use the Project facilities in 1998 or 1999.

           The Federal Energy Regulatory Commission ruled in March 1997 that most of the Project would be jurisdictional, so the parties are preparing the

Item 1.  Financial Statements (Concl.)
--------------------------------------


necessary regulatory filings seeking authorization to construct facilities and place them in service in 1998 if justified by demand at that time. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the past and future development costs through June 1, 1997 is estimated to not exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed. As of March 31, 1997, Supply Corporation has paid approximately $0.7 million of such development costs. Supply Corporation is currently using short-term borrowings to finance the development costs of the Project.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------


RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $57.1 million, or $1.50 per common share, during the quarter ended March 31, 1997. This compares with earnings of $55.7 million, or $1.48 per common share, during the quarter ended March 31, 1996.

           The Company's earnings were $95.7 million, or $2.52 per common share, during the six months ended March 31, 1997. This compares with earnings of $88.1 million, or $2.35 per common share during the six months ended March 31, 1996.

           The increase in earnings for the quarter ended March 31, 1997 is primarily attributable to the higher earnings of the Company's Utility and Other Nonregulated segments. The earnings of the Utility segment reflect the positive impact of lower operation and maintenance (O&M) expense combined with a rate increase effective in October 1996 in the New York jurisdiction. The earnings of the Other Nonregulated segment increased primarily because of developments in Horizon, the Company's foreign and domestic energy projects subsidiary.

           Partly offsetting the increases discussed above, the Pipeline and Storage and Exploration and Production segments experienced decreases in earnings for the quarter ended March 31, 1997. Decreased earnings in the Pipeline and Storage segment reflect amounts recorded in the quarter ended March 31, 1996 to reflect a rate increase that became effective April 1, 1996, retroactive to June 1, 1995. The earnings of the Exploration and Production segment decreased as higher expenses, especially depletion expense, more than offset higher oil and gas revenues for the quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Contd.)
         ------------------------------


           The increase in earnings for the six months ended March 31, 1997 is primarily the result of higher earnings of the Utility and Exploration and Production segments. The earnings of the Utility segment reflect the positive impact of lower O&M expense combined with the rate increase discussed above for the quarter. The higher earnings of the Exploration and Production segment resulted from higher total natural gas and oil production and higher prices, offset in part by increased depletion expense. The earnings of the Pipeline and Storage segment and the net loss of the Other Nonregulated segment did not change significantly from the six months ended March 31, 1996.

           A more detailed discussion of current period results can be found in the business segment information that follows.


OPERATING REVENUES
(in thousands)
                            Three Months Ended            Six Months Ended
                                March 31,                     March 31,
                         -------------------------    -----------------
                         1997      1996   % Change    1997      1996   % Change
                         ----      ----   --------    ----      ----   --------
 Regulated
 Utility
  Retail Revenues:
   Residential         $301,632  $299,236    0.8    $515,258  $491,476    4.8
   Commercial            74,959    79,855   (6.1)    125,614   125,651      -
   Industrial             8,980    11,317  (20.7)     15,209    16,609   (8.4)
                       --------  --------           --------  --------
                        385,571   390,408   (1.2)    656,081   633,736    3.5
  Off-System Sales       15,818     9,625   64.3      30,676    19,297   59.0
  Transportation         16,946    15,359   10.3      28,188    26,209    7.6
  Other                    (374)    1,026 (136.5)        635     1,833  (65.4)
                       --------  --------           --------  --------
                        417,961   416,418    0.4     715,580   681,075    5.1
                       --------  --------           --------  --------

 Pipeline and Storage
  Storage Service        16,304    20,130  (19.0)     32,691    35,023   (6.7)
  Transportation         24,397    23,606    3.4      48,579    46,651    4.1
  Other                   2,960     5,894  (49.8)      6,885     8,192  (16.0)
                       --------  --------           --------  --------
                         43,661    49,630  (12.0)     88,155    89,866   (1.9)
                       --------  --------           --------  --------

 Exploration and
  Production             32,297    30,172    7.0      62,379    53,145   17.4
 Other Nonregulated      36,590    27,745   31.9      53,064    40,082   32.4
                       --------  --------           --------  --------
                         68,887    57,917   18.9     115,443    93,227   23.8
                       --------  --------           --------  --------
Less-Intersegment
 Revenues                31,805    31,589    0.7      56,982    55,464    2.7
                       --------  --------           --------  --------

                       $498,704  $492,376    1.3    $862,196  $808,704    6.6
                       ========  ========           ========  ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)
                            Three Months Ended           Six Months Ended
                                March 31,                    March 31,
                         ------------------------    -------------------------
                         1997     1996   % Change    1997      1996   % Change
                         ----     ----   --------    ----      ----   --------

 Utility               $ 73,299 $ 68,721    6.7    $119,023  $109,353    8.8
 Pipeline and Storage    18,320   23,246  (21.2)     37,783    39,451   (4.2)
 Exploration and
  Production             11,870   12,825   (7.4)     24,446    22,329    9.5
 Other Nonregulated       2,294     (844)    NM        (398)   (1,298)  69.3
 Corporate                 (769)    (574) (34.0)     (1,479)   (1,277) (15.8)
                       --------  -------           --------  --------

                       $105,014 $103,374    1.6    $179,375  $168,558    6.4
                       ======== ========           ========  ========


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                            Three Months Ended            Six Months Ended
                                March 31,                     March 31,
                         -------------------------    -----------------
                         1997      1996   % Change    1997      1996   % Change
                         ----      ----   --------    ----      ----   --------
Utility Gas Sales
  Residential           37,720    41,904   (10.0)    63,524    69,375    (8.4)
  Commercial            10,153    12,183   (16.7)    16,989    19,539   (13.1)
  Industrial             1,725     2,426   (28.9)     3,023     3,697   (18.2)
  Off-System             4,381     2,273    92.7      8,428     6,410    31.5
                       -------   -------            -------   -------
                        53,979    58,786    (8.2)    91,964    99,021    (7.1)
                       -------   -------            -------   -------

Non-Utility Gas Sales
  Production(in
   equivalent MMcf)     12,284    12,535    (2.0)    24,652    23,254     6.0
                       -------   -------            -------   -------

Total Gas Sales         66,263    71,321    (7.1)   116,616   122,275    (4.6)
                       -------   -------            -------   -------

Transportation
  Utility               19,469    19,229     1.2     33,356    32,787     1.7
  Pipeline and Storage 109,093   124,459   (12.3)   195,093   217,900   (10.5)
  Nonregulated              60       163   (63.2)        60       468   (87.2)
                       -------   -------            -------   -------
                       128,622   143,851   (10.6)   228,509   251,155    (9.0)
                       -------   -------            -------   -------

Marketing Volumes        7,304     7,837    (6.8)    11,820    12,617    (6.3)
                       -------   -------            -------   -------

Less-Inter and
Intrasegment Volumes:
  Transportation        66,982    72,038    (7.0)   110,665   122,557    (9.7)
  Production             1,038     1,183   (12.3)     2,154     2,475   (13.0)
  Gas Sales                  -       443      NM          -       814      NM
  Marketing                  -        20      NM          -        95      NM
                       -------   -------            -------   -------
                        68,020    73,684    (7.7)   112,819   125,941   (10.4)
                       -------   -------            -------   -------

Total System Natural Gas
 Volumes               134,169   149,325   (10.1)   244,126   260,106    (6.1)
                       =======   =======            =======   =======

NM = Not meaningful.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Utility.

           Despite warmer weather and lower residential, commercial and industrial sales volumes, operating revenues for the Utility segment increased $1.5 million and $34.5 million, respectively, for the quarter and six months ended March 31, 1997, as compared with the same periods a year ago. These increases reflect the recovery of increased gas costs mainly because of an increase in the average cost of purchased gas ($4.47 per thousand cubic feet
(Mcf) and $4.06 per Mcf during the quarters ended March 31, 1997 and 1996, respectively, and $4.57 per Mcf and $3.77 per Mcf during the six months ended March 31, 1997 and 1996, respectively). Higher off-system sales volumes also contributed to the revenue increase, as did higher transportation volumes. The increase in off-system sales reflects increased gas sales utilizing Distribution Corporation's available capacity on various upstream pipelines. Margins on such sales are minimal. The Utility segment's operating revenues also benefitted from a general base rate increase in the New York rate jurisdiction, which became effective on October 1, 1996. On an annual basis, this rate increase amounts to $7.2 million.

           Operating income before income taxes for the Utility segment increased $4.6 million and $9.7 million, respectively, for the quarter and six months ended March 31, 1997, as compared with the same periods a year ago. This resulted primarily from the rate increase discussed above combined with lower O&M expenses resulting, in part, from the labor savings generated by the special early retirement offer to certain salaried, non-union hourly and union employees in the fourth quarter of fiscal 1996. The negative impact of warmer weather on operating results was greatest in the Pennsylvania jurisdiction since Pennsylvania does not have a weather normalization clause (WNC). As a result of weather, the Pennsylvania jurisdiction experienced a reduction in pretax operating income of approximately $3.7 million and $3.6 million, respectively, for the quarter and six months ended March 31, 1997, as compared with the same periods a year ago. The impact of warmer weather experienced by the New York jurisdiction was tempered by the WNC, which preserved pretax operating income of $4.4 million and $3.5 million, respectively, for the quarter and six months ended March 31, 1997. For the quarter and six months ended March 31, 1996, the WNC resulted in a reduction to pre-tax operating income of $5.0 million and $7.0 million, respectively, as weather was colder than normal.


Degree Days

Three Months Ended March 31:
----------------------------
                                                Percent (Warmer) Colder
                                                     in 1997 Than
                         Normal    1997    1996     Normal    1996
-----------------------------------------------------------------------

  Buffalo                3,337    3,194   3,595     (4.3)    (11.2)
  Erie                   3,198    2,996   3,450     (6.3)    (13.2)

Six  Months Ended March 31:
---------------------------

  Buffalo                5,601    5,450   6,025     (2.7)     (9.5)
  Erie                   5,243    5,123   5,691     (2.3)    (10.0)
-----------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Pipeline and Storage.

         Operating income before income taxes for the Pipeline and Storage segment decreased $4.9 million for the quarter ended March 31, 1997, as compared with the same period a year ago. The decrease is attributable primarily to the February 1996 FERC approval of Supply Corporation's rate case. With this approval, new rates became effective on April 1, 1996 retroactive to June 1, 1995. Operating income before income taxes for the quarter ended March 31, 1996 included approximately $3.3 million related to the period of June 1, 1995 to December 31, 1995. The remaining decrease in operating income before income taxes related mainly to lower revenue related to unbundled pipeline sales and open access transportation.

           For the six months ended March 31, 1997, operating income before income taxes decreased $1.7 million compared with the same period a year ago. The decrease is attributable primarily to the March 1996 recording of the retroactive rate increase discussed above for the period of June 1, 1995 to September 30, 1995.

           While transportation volumes in this segment decreased 15.4 billion cubic feet (Bcf) and 22.8 Bcf, respectively, for the quarter and six months ended March 31, 1997, the decrease in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.


Exploration and Production.

         Operating income before income taxes from the Company's Exploration and Production segment decreased $1.0 million for the quarter ended March 31, 1997, compared with the same period a year ago, mainly because of higher depletion expense, which more than offset higher natural gas and oil revenues. The current quarter's oil and gas revenues increased substantially over the prior year's quarter because of higher oil and gas prices while total production decreased slightly from 12.5 Bcf equivalent to 12.3 Bcf equivalent. This decrease was attributable to a 62% decline in the production of onshore horizontal wells, which resulted from the typical Austin Chalk high rate of decline. The offshore program (where the majority of this segment's capital expenditures are being made - see further discussion under "Investing Cash Flow") experienced an increase in total production of 17% compared with the prior year's quarter.

         Total oil production was up 119,000 barrels (bbls) (0.7 Bcf equivalent) from the prior year's quarter which mostly offset the drop in natural gas production of about 1 Bcf. The weighted average price received for oil production increased $3.09 per bbl and the weighted average price received for gas production increased $0.49 per Mcf. Higher natural gas and oil revenues for the second quarter of 1997 coupled with declining prices throughout that quarter to a weighted average of $2.76 per Mcf for natural gas and $18.91 per bbl for oil at March 31, 1997, adversely affected the depletion expense due to the use of the unit of revenue depletion method.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         For the six months ended March 31, 1997, operating income before income taxes for the Exploration and Production segment increased $2.1 million, compared with the same period a year ago, mainly because of higher natural gas and oil revenues, offset in part by higher depletion expense. Total production was up from 23.3 Bcf equivalent to 24.7 Bcf equivalent. The decline in natural gas production of 0.6 Bcf for the six-month period was more than offset by increased oil production of 335,000 bbls (2 Bcf equivalent). In addition, weighted average prices received for gas and oil production increased $0.67 per Mcf and $4.94 per bbl, respectively.

         Looking ahead, the Company expects that natural gas and oil production volumes will be flat compared to the prior year.1 Factors contributing to this include a very tight offshore rig market, which has delayed drilling plans by six months, combined with a reduction in production volumes on Vermillion 252.

         The fluctuation in prices denoted above does not reflect gains and losses from hedging activities. These hedging activities resulted in pretax losses of $7.4 million and $16.0 million, respectively, for the quarter and six months ended March 31, 1997. For the quarter and six months ended March 31, 1996, hedging activities resulted in pretax losses of $3.9 million and $3.5 million, respectively. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 4 - Derivative Financial Instruments.

PRODUCTION VOLUMES

Exploration and Production.
                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1997     1996  % Change   1997     1996  % Change
                             ----     ----  --------   ----     ----  --------
Gas Production - (MMcf)
  Gulf Coast                 7,719    8,703  (11.3)   15,520   15,999   (3.0)
  West Coast                   337      248   35.9       551      505    9.1
  Appalachia                 1,293    1,363   (5.1)    2,574    2,756   (6.6)
                            ------   ------           ------   ------
                             9,349   10,314   (9.4)   18,645   19,260   (3.2)
                            ======   ======           ======   ======

Oil Production - (Thousands of Barrels)
  Gulf Coast                   362      239   51.5       746      408   82.8
  West Coast                   124      126   (1.6)      250      250      -
  Appalachia                     3        5  (40.0)        5        8  (37.5)
                               ---      ---            -----      ---
                               489      370   32.2     1,001      666   50.3
                               ===      ===            =====      ===

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


WEIGHTED AVERAGE PRICES*

Exploration and Production.

                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1997     1996  % Change   1997     1996  % Change
                             ----     ----  --------   ----     ----  --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                 $2.96    $2.55   16.1     $2.95    $2.28   29.4
  West Coast                 $2.18    $1.18   84.7     $1.96    $1.19   64.7
  Appalachia                 $3.97    $2.97   33.7     $3.22    $2.51   28.3
  Weighted Average Price     $3.07    $2.58   19.0     $2.95    $2.28   29.4

Weighted Avg. Oil Price/bbl
  Gulf Coast                $22.44   $19.66   14.1    $23.39   $18.78   24.5
  West Coast                $19.97   $17.03   17.3    $20.41   $15.96   27.9
  Appalachia                $23.16   $17.17   34.9    $23.05   $16.84   36.9
  Weighted Average Price    $21.82   $18.73   16.5    $22.64   $17.70   27.9

*Weighted average prices do not reflect gains or losses from hedging activities.


Other Nonregulated.

         Operating income before income taxes associated with this segment increased $3.1 million and $0.9 million, respectively, for the quarter and six-month period, compared with the same periods a year ago. The increases can be attributed primarily to developments in Horizon. Horizon was formed in 1995 to engage in the development and acquisition of foreign and domestic energy projects, including foreign utility companies and wholesale generators of electricity. Last year's second quarter included approximately $2.6 million of development costs associated with a power project in Pakistan (Kabirwala Project). Horizon subsequently withdrew from participation in the Kabirwala Project during the fourth quarter of fiscal 1996 and sold its rights in that project to El Paso Energy during the quarter ended March 31, 1997. Approximately $2.3 million was recorded during the current quarter reflecting the proceeds from the sale and the assumption of certain liabilities by El Paso Energy. For the six months ended March 31, 1997, the contribution from the Kabirwala Project sale was partly offset by expenses associated with the dissolution of the Horizon partnership known as Sceptre Power Company. In addition, for both the quarter and six months ended March 31, 1997, an increase in depletion expense in this segment's timber operations related to cutting timber with a higher cost partly offset the contribution associated with Horizon's activities.


Income Taxes.

         Income taxes increased $0.5 million and $3.8 million, respectively, for the quarter and six months ended March 31, 1997, mainly because of an increase in pretax income.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Interest Charges.

         Total interest charges decreased $0.5 million and $1.1 million, respectively, for the quarter and six months ended March 31, 1997. Other interest decreased $1.1 million and $1.6 million for the quarter and six-month period, respectively, mainly as a result of lower interest expense on Amounts Payable to Customers. Interest on long-term debt increased $0.6 million and $0.5 million, respectively, for the quarter and six-month period, mainly because of a higher average amount of long-term debt compared to the same periods a year ago.


CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the six-month period consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan,
section 401(k) Plans, and stock option and stock award plans. Effective March 1, 1997, the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan and
section 401(k) Plans began purchasing shares of Company common stock on the open market.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         Net cash provided by operating activities totaled $145.7 million for the six months ended March 31, 1997, an increase of $45.7 million compared with $100.0 million provided by operating activities for the six months ended March 31, 1996. The majority of this increase occurred in the Utility segment as an increase in cash receipts from gas sales and transportation service combined with a net increase in cash received as refunds from upstream pipelines more than offset the increase in cash paid for gas purchases. The Pipeline and Storage segment also experienced an increase in net cash provided by operating activities as a result of an increase in cash receipts from transportation and storage service combined with a reduction in federal tax payments.


Investing Cash Flow

Capital Expenditures
--------------------

         The Company's cash outlay for capital expenditures totaled $84.7 million during the six months ended March 31, 1997. Noncash capital expenditures totaled $10.7 million and related to Seneca's issuance of long-term notes to third parties in exchange for land and timber. Total capital expenditures of $95.4 million for the six-month period represent 45% of the total current capital expenditure budget for fiscal 1997 of $214.0 million.

         The following table presents capital expenditures for the six months ended March 31, 1997, by business segment:

                                         (in thousands)
                                         --------------

      Utility                                $30,291
      Pipeline and Storage                     6,678
      Exploration and Production              45,781
      Other Nonregulated                      12,627
                                             -------
                                             $95,377
                                             =======

         The bulk of the Utility segment's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

         The bulk of the Pipeline and Storage segment's capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems. The proposed 1997 Niagara Expansion Project, which has been amended to provide approximately 34.0 MMcf per day of firm winter capacity and 21.0 MMcf per day of firm year-round capacity from the Niagara Falls, New York import point to an interconnection at Leidy, Pennsylvania, is currently awaiting FERC approval.1 It is anticipated that such approval will be received in the third quarter of fiscal 1997.1 Supply Corporation intends to seek FERC approval for its 1998/1999 Niagara Expansion Project as two independent projects. 1 The first project (the 1998 Expansion) encompasses the transportation of 100 MMcf per day from the Canadian border at Niagara Falls, New York, to Leidy, Pennsylvania and is expected to cost approximately $50 million. 1 Supply Corporation intends to file for FERC approval of the first project in the third quarter of fiscal 1997.1 Upon receipt of FERC approval, Supply Corporation intends to initiate construction

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


in the spring of 1998 with service to commence in November 1998.1 The second project (the 1999 Expansion) would provide additional transportation capacity from the Canadian border at Niagara Falls, New York, to Leidy, Pennsylvania beginning in late 1999.1 An Open Season for the 1999 Expansion commenced on May 1, 1997 and will be held for thirty days. The volume and cost of the 1999 Expansion will be determined by the result of the open season. No amount has been included in the budget for either the 1998 Expansion or the 1999 Expansion as the timing of the "go ahead" will depend on several factors, including FERC approval.1

         The Exploration and Production segment spent approximately $38.4 million on its offshore program in the Gulf of Mexico during the six months ended March 31, 1997, including offshore drilling expenditures, geological expenditures and lease acquisitions. Offshore exploratory and development drilling was concentrated on West Cameron 182, High Island 194, Galveston 210, Galveston 316 and Main Pass 257. Offshore lease acquisitions included Mustang Island 796 and 818 in Texas state waters and Eugene Island 9 in Louisiana state waters.

         Approximately $7.4 million was spent on the Exploration and Production segment's onshore program during the six months ended March 31, 1997, including horizontal onshore drilling in central Texas and Seneca's development drilling program in California.

         Other Nonregulated capital expenditures consisted primarily of timber property purchases. Such purchases included Seneca's issuance of notes to third parties totaling $10.7 million in connection with the acquisition of timber properties. For further discussion, refer to Note 3 - Capitalization.

         The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. 1

Other
-----

           In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company (Green Canyon), a subsidiary of El Paso Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the Project). The total cost of the Project is estimated at approximately $200 million.1 The MOU provides for the parties to
(i) share equally past and future development costs for the Project through June 1, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about June 1, 1997, to form one or more
50%/50% partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. The original date established for signing of the definitive agreements discussed above was January 1, 1997. The date has since been changed to June 1, 1997 because the parties concluded that the prospective customers of the Project (offshore gas producers) will not be ready to use the natural gas gathering and processing facilities in 1997. Such prospective customers are more likely to use the Project facilities in 1998 or 1999.1

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


           The Federal Energy Regulatory Commission ruled in March 1997 that most of the Project would be jurisdictional, so the parties are preparing the necessary regulatory filings seeking authorization to construct facilities and place them in service in 1998 if justified by demand at that time. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the past and future development costs through June 1, 1997 is estimated to not exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed.1 As of March 31, 1997, Supply Corporation has paid approximately $0.7 million of such development costs. Supply Corporation is currently using short-term borrowings to finance the development costs of the Project.

International Investment

         In April 1997, Horizon's wholly owned subsidiary, Beheer-En Beleggingsmaatschappij Bruwabel, B.V. (Bruwabel), acquired a 34% interest in Severoceske Teplarny, a.s., (SCT). SCT is a power and heating utility located in the northern part of the Czech Republic. Bruwabel paid $20.6 million for these shares of SCT. Owners of an additional 34% of the shares of SCT have an option to sell these shares to Bruwabel through April 1998. If this put option is not exercised, Bruwabel has an option to purchase these shares during the period from April 1998 to April 1999. The consideration to be paid with respect to these options, if any, is expected to be approximately $21 - $24 million. Consequently, 34% of the outstanding shares of SCT subject to these options have been pledged to Bruwabel through April 1999. Bruwabel nominees have been elected to the board of directors of SCT so that Bruwabel has majority representation on the board. Bruwabel will be entitled to any dividends declared by SCT with respect to both the shares it owns and the shares pledged to Bruwabel, while they remain pledged.

Financing Cash Flow

         Consolidated short-term debt decreased by $26.5 million during the first six months of fiscal 1997. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering long-term debt, at March 31, 1997, the Company would have been permitted to issue up to a maximum of $709 million in additional long-term unsecured indebtedness, in light of then current long-term interest rates. In addition, at March 31, 1997, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $426.8 million of short-term debt.

         The Company currently has authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $150.0 million of debentures and/or medium-

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.1 The Company expects that it will issue new debentures and/or medium-term notes late in calendar 1997 to retire $50.0 million of 6.42% medium-term notes maturing in November 1997.1

         The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended March 31, 1997, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 5.9 equivalent Bcf and 360,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax loss of approximately $7.4 million. For the six months ended March 31, 1997, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 12.4 equivalent Bcf and 670,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax loss of approximately $16.0 million. These losses were offset by higher prices received for actual natural gas and crude oil production.

         At March 31, 1997, Seneca had natural gas price swap agreements outstanding with a notional amount of 37.3 equivalent Bcf at prices ranging from $1.77 per Mcf to $2.29 per Mcf. The weighted average fixed price of these swap agreements is approximately $2.03 per Mcf. Seneca also had crude oil price swap agreements outstanding at March 31, 1997 with a notional amount of 1,353,000 equivalent bbl at prices ranging from $17.40 per bbl to $19.30 per bbl. The weighted average fixed price of these swap agreements is approximately $18.15 per bbl. In addition, the Company has Securities and Exchange Commission (SEC) authority to enter into certain interest rate swap agreements. For further discussion, refer to Note 4 - Derivative Financial Instruments.

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

         The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation and none of these regulatory matters are expected to materially change the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company at this time.1

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


RATE MATTERS

Utility

New York Jurisdiction
---------------------

           In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding was approved by the Public Service Commission of the State of New York (PSC). Effective October 1, 1996, Distribution Corporation received an annual base rate increase of $7.2 million. The settlement calls for an additional annual base rate increase of $7.2 million on October 1, 1997. Distribution Corporation will be filing tariff amendments no later than August 1997 designed to provide that increase. The settlement did not specify a rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. However, the settlement includes a number of incentives which could impact return on equity. Distribution Corporation may earn a maximum of 25 basis points or incur a penalty of 50 basis points on common equity based on its customer service. The incentives relate to customer satisfaction, customer complaints, appointments, new service installations, telephone response, adjusted bills and estimated meter readings. In addition, there is a gas cost incentive mechanism designed to compare Distribution's spot gas purchases to monthly gas cost targets. Certain costs above the targets and savings below the targets will be shared equally between Distribution Corporation and its customers.


Pennsylvania Jurisdiction
-------------------------

           Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

           On April 2, 1997, Distribution Corporation filed a proposal for a customer choice pilot program, called Energy Select, with the PaPUC. The PaPUC is expected to address this proposal in the third quarter of fiscal 1997. Under this proposal, approximately 19,000 small commercial and residential customers in Sharon, Farrell, Hermitage, Sharpsville, Shenango, West Middlesex and Wheatland, Pennsylvania, would be able to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas.1 Under the proposed plan, Distribution Corporation would continue to deliver the gas to the customer's home or business and would remain responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. Energy Select would last about one and one-half years.

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

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $8.3 million to $9.7 million.1 At March 31, 1997, Distribution Corporation has recorded the minimum liability of $8.3 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

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

Part II.  Other Information
---------------------------

Item 2.  Changes in Securities
------------------------------

         On March 7, 1997, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' service as directors during the quarter ended March 31, 1997, pursuant to the Company's Retainer Policy for Non-Employee Directors.

         These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 20, 1997. At that meeting, the shareholders elected directors and appointed independent accountants.

         The total votes were as follows:


                                             Against                  Broker
                                   For      or Withheld    Abstain   Non-Votes
                                ----------  -----------   ---------  ---------
  (i) Election of directors
      to serve for a three-
      year term:
       - Eugene T. Mann         31,976,107     932,956           -           -
       - George L. Mazanec      32,064,528     844,535           -           -
       - George H. Schofield    32,045,797     863,266           -           -

 (ii) Appointment of Price
      Waterhouse LLP as
      independent accountants   32,379,598     282,478     246,987           -

Item 4.  Submission of Matters to a Vote of Security Holders (Cont.)
--------------------------------------------------------------------


                                              Against                  Broker
                                   For      or Withheld    Abstain   Non-Votes
                                ----------  -----------  ----------  ---------

(iii) Approval of the 1997
      Award and Option Plan     23,613,902   3,388,519   1,020,940   4,885,702

 (iv) Approval of Certain
      Amendments to the
      1984 Stock Plan and
      the 1993 Award and
      Option Plan               24,566,914   2,185,937   1,067,737   5,088,475

  (v) Approval of the
      Retainer Policy
      for Non-Employee
      Directors                 20,081,453   6,813,255   1,128,654   4,885,701

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended March 31, 1997 and the
                                    fiscal  years  ended   September   30,  1992
                                    through 1996.

                  (27)              Financial Data Schedule

                  (99)              National   Fuel  Gas  Company   Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended March 31, 1997 and 1996.

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

                                           NATIONAL FUEL GAS COMPANY
                                           -------------------------
                                                   (Registrant)





                                            /s/Joseph P. Pawlowski
                                           -----------------------
                                           Joseph P. Pawlowski
                                           Treasurer and Principal
                                           Accounting Officer













Date:  May 15, 1997
       ------------

                                  EXHIBIT INDEX
                                   (Form 10Q)


Exhibit 12 Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 1997 and the Fiscal Year Ended September 30, 1992 through 1996

Exhibit 27                 Summary  Financial   Information  Extracted  from
                           National Fuel Gas Company's Consolidated Financial Statements Six Months ending March 31, 1997

Exhibit 27-2 Summary Financial Information Extracted from National Fuel Gas Company's Consolidated Financial Statements Six Months ending March 31, 1996

Exhibit 99 Consolidated Statement of Income of National Fuel Gas Company for the Twelve Months Ended March 31, 1997 and March 31, 1996