Form 10-Q
period 1997-06-30
NATIONAL FUEL GAS CO
filed 1997-08-06
CIK 70145

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


                  For the Quarterly Period Ended June 30, 1997
                                                 -------------


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
              ----------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES   X     NO
                      ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at July 31, 1997:
              38,148,965 shares.
-------------------------------------------------------------------------------

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
                      Utility Constructors, Inc. (UCI)

                                      INDEX

               Part I. Financial Information                           Page
               -----------------------------                           ----

Item 1.  Financial Statements

             a.   Consolidated Statements of Income and Earnings
                  Reinvested in the Business - Three Months and
                  Nine Months Ended June 30, 1997 and 1996             3 - 4

             b.   Consolidated Balance Sheets - June 30, 1997 and
                  September 30, 1996                                   5 - 6

             c.   Consolidated Statement of Cash Flows - Nine
                  Months Ended June 30, 1997 and 1996                    7

             d.   Notes to Consolidated Financial Statements           8 - 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          16 - 32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     32

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                               *

Item 2.  Changes in Securities                                          33

Item 3.  Defaults Upon Senior Securities                                 *

Item 4.  Submission of Matters to a Vote of Security Holders             *

Item 5.  Other Information                                               *

Item 6.  Exhibits and Reports on Form 8-K                               33

Signature                                                               34

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

Part I. - Financial Information
-------------------------------

Item 1. - Financial Statements
------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                        1997          1996
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                     $246,051      $239,330
                                                       --------      --------

Operating Expenses
  Purchased Gas                                          82,954        80,078
  Operation                                              59,693        63,420
  Maintenance                                             6,334         6,347
  Property, Franchise and Other Taxes                    23,194        23,582
  Depreciation, Depletion and Amortization               29,286        26,533
  Income Taxes - Net                                     13,307         9,683
                                                       --------      --------
                                                        214,768       209,643
                                                       --------      --------

Operating Income                                         31,283        29,687
Other Income                                              1,275         1,172
                                                       --------      --------
Income Before Interest Charges                           32,558        30,859
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             10,367        10,539
  Other Interest                                          3,286         3,010
                                                       --------      --------
                                                         13,653        13,549
                                                       --------      --------

Net Income Available for Common Stock                    18,905        17,310

EARNINGS REINVESTED IN THE BUSINESS

Balance at April 1                                      486,696       437,913
                                                       --------      --------
                                                        505,601       455,223
Dividends on Common Stock
 (1997 - $.435; 1996 - $.42)                             16,541        15,784
                                                       --------      --------

Balance at June 30                                     $489,060      $439,439
                                                       ========      ========

Earnings Per Common Share                                 $0.50         $0.46
                                                          =====         =====

Weighted Average Common Shares Outstanding           38,141,019    37,674,241
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements

--------------------------------------


                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------

                                                        Nine Months Ended
                                                             June 30,
                                                        -----------------
                                                        1997          1996
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                   $1,108,247   $1,048,034
                                                     ----------   ----------

Operating Expenses
  Purchased Gas                                         498,617      460,020
  Operation                                             198,966      204,888
  Maintenance                                            18,300       20,072
  Property, Franchise and Other Taxes                    83,427       83,040
  Depreciation, Depletion and Amortization               84,971       72,086
  Income Taxes - Net                                     69,719       62,267
                                                       --------     --------
                                                        954,000      902,373
                                                       --------     --------

Operating Income                                        154,247      145,661
Other Income                                              2,598        2,979
                                                       --------     --------
Income Before Interest Charges                          156,845      148,640
                                                       --------     --------

Interest Charges
  Interest on Long-Term Debt                             30,724       30,413
  Other Interest                                         11,516       12,833
                                                       --------     --------
                                                         42,240       43,246
                                                       --------     --------

Net Income Available for Common Stock                   114,605      105,394

EARNINGS REINVESTED IN THE BUSINESS

Balance at October 1                                    422,874      380,123
                                                       --------     --------
                                                        537,479      485,517
Dividends on Common Stock
 (1997 - $1.275; 1996 - $1.23)                           48,419       46,078
                                                       --------     --------

Balance at June 30                                     $489,060     $439,439
                                                       ========     ========

Earnings Per Common Share                                 $3.01        $2.81
                                                          =====        =====

Weighted Average Common Shares Outstanding           38,060,709   37,555,248
                                                     ==========   ==========


                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                    June 30,
                                                      1997      September 30,
                                                   (Unaudited)      1996
                                                   -----------  -------------
                                                     (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                      $2,602,316    $2,471,063
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 831,172       761,457
                                                   ----------    ----------
                                                    1,771,144     1,709,606
                                                   ----------    ----------
Current Assets
   Cash and Temporary Cash Investments                 25,367        19,320
   Receivables - Net                                  165,347        96,740
   Unbilled Utility Revenue                            13,643        20,778
   Gas Stored Underground                               9,683        34,727
   Materials and Supplies - at average cost            20,472        21,544
   Unrecovered Purchased Gas Costs                        233             -
   Prepayments                                         14,527        27,872
                                                   ----------    ----------
                                                      249,272       220,981
                                                   ----------    ----------

Other Assets
   Recoverable Future Taxes                            86,444        88,832
   Unamortized Debt Expense                            23,493        25,193
   Other Regulatory Assets                             45,220        57,086
   Investment in Unconsolidated Foreign Subsidiary     19,581             -
   Deferred Charges                                    11,400         7,377
   Other                                               42,393        40,697
                                                   ----------    ----------
                                                      228,531       219,185
                                                   ----------    ----------

                                                   $2,248,947    $2,149,772
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


                                                    June 30,
                                                      1997      September 30,
                                                   (Unaudited)      1996
                                                   -----------  -------------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued
    and Outstanding - 38,148,265 Shares and
    37,851,655 Shares, Respectively                $   38,148    $   37,852
   Paid in Capital                                    404,873       395,272
   Earnings Reinvested in the Business                489,060       422,874
   Cumulative Translation Adjustment                   (2,245)            -
                                                   ----------    ----------
Total Common Stock Equity                             929,836       855,998
Long-Term Debt, Net of Current Portion                532,214       574,000
                                                   ----------    ----------
Total Capitalization                                1,462,050     1,429,998
                                                   ----------    ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                  132,100       199,700
   Current Portion of Long-Term Debt                   53,309             -
   Accounts Payable                                    52,573        64,610
   Amounts Payable to Customers                         6,788         4,618
   Other Accruals and Current Liabilities             149,211        82,520
                                                   ----------    ----------
                                                      393,981       351,448
                                                   ----------    ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  282,547       281,207
   Taxes Refundable to Customers                       21,005        21,005
   Unamortized Investment Tax Credit                   12,208        12,711
   Other Deferred Credits                              77,156        53,403
                                                   ----------    ----------
                                                      392,916       368,326
                                                   ----------    ----------
Commitments and Contingencies                               -             -
                                                   ----------    ----------

                                                   $2,248,947    $2,149,772
                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements

--------------------------------------


                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Nine Months Ended
                                                              June 30,
                                                         ------------------
                                                         1997          1996
                                                         ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock               $114,605      $105,394
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization        84,971        72,086
         Deferred Income Taxes                            3,909         9,332
         Other                                            4,540         6,606
         Change in:
           Receivables and Unbilled Utility Revenue     (61,472)      (72,882)
           Gas Stored Underground and Materials and
            Supplies                                     26,116        13,774
           Unrecovered Purchased Gas Costs                 (233)            -
           Prepayments                                   13,345        13,027
           Accounts Payable                             (12,037)        8,003
           Amounts Payable to Customers                   2,170       (40,687)
           Other Accruals and Current Liabilities        63,421        61,760
           Other Assets and Liabilities - Net            31,539         2,284
                                                       --------      --------
Net Cash Provided by
 Operating Activities                                   270,874       178,697
                                                       --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                (134,292)     (115,874)
   Investment in Unconsolidated Foreign Subsidiary      (21,605)            -
   Other                                                    243        (1,326)
                                                       --------      --------
Net Cash Used in Investing Activities                  (155,654)     (117,200)
                                                       --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                               (67,600)      (60,400)
   Net Proceeds from Issuance of Long-Term Debt               -        99,650
   Reduction of Long-Term Debt                             (785)      (58,500)
   Proceeds from Issuance of Common Stock                 6,930         5,759
   Dividends Paid on Common Stock                       (47,718)      (45,395)
                                                       --------      --------
Net Cash Used in
 Financing Activities                                  (109,173)      (58,886)
                                                       --------      --------

Net Increase in Cash and
 Temporary Cash Investments                               6,047         2,611

Cash and Temporary Cash Investments
 at October 1                                            19,320        12,757
                                                       --------      --------

Cash and Temporary Cash Investments at June 30         $ 25,367      $ 15,368
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

           The earnings for the nine months ended June 30, 1997 should not be taken as a prediction for the fiscal year ending September 30, 1997, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. Earnings during the summer months tend to decline and may reach a point where expenses exceed revenues. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a weather normalization clause. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the nine months ended June 30, 1997 and 1996, amounted to $35.0 million and $36.7 million, respectively. Net income taxes paid during the nine months ended June 30, 1997 and 1996 amounted to $55.2 million and $49.2 million, respectively.

           In January 1997 and April 1997, Seneca entered into non-cash investing activities whereby it issued notes to third parties totaling $12.3 million in connection with the acquisition of timber properties. For further discussion, refer to Note 3 - Capitalization.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

-------------------------------------


Equity Method of Accounting for Investment in Foreign Subsidiary. In April 1997, Horizon's wholly owned subsidiary, Beheer-En Beleggingsmaatschappij Bruwabel, B.V. (Bruwabel), acquired a 34% equity interest in Severoceske Teplarny, a.s.
(SCT). SCT is a power and heating utility located in the northern part of the Czech Republic. Bruwabel paid $21.6 million, including legal and finders fees, for its equity interest. There is a Stock Option Agreement whereby SCT may acquire an additional 34% equity interest in SCT. Management has adopted the equity method to account for this investment.

Foreign Currency Translation. The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange ratios in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resultant translation adjustment is reported as a Cumulative Translation Adjustment, a separate component of Common Stock Equity.

New Accounting Pronouncements:

Earnings Per Share. In February 1997, the Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such additional shares are added to the denominator of the basic EPS calculation in order to calculate diluted EPS.

           The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998. Earlier application is not permitted and restatement of all prior period EPS data presented is required. The Company does not believe that common stock equivalents in the form of stock options will have a material dilutive effect on its EPS under SFAS 128. However, since SFAS 128 eliminated the 3% materiality threshold of APB 15, diluted EPS will be disclosed as required by SFAS 128.

Comprehensive Income. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income, as described in SFAS 130, includes Net Income Available for Common Stock as well as items under existing accounting standards that are reported as adjustments to stockholders' equity. Such adjustments to stockholders' equity include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.

-------------------------------------


           The Company is required to adopt SFAS 130 in the first quarter of fiscal 1999. However, earlier application is permitted. The Company is currently in the process of determining how it will present comprehensive income and its components within the guidelines established by SFAS 130. SFAS 130 requires restatement of prior period financial statements for comparability.

Business Segment Information. In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, SFAS 131 requires reporting segment information under a management approach. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

           The Company is required to adopt SFAS 131 in its annual report for fiscal 1999. However, earlier application is permitted. In the second year of application, SFAS 131 will be applied to interim periods with prior interim periods restated for comparability purposes. The Company is currently in the process of determining how SFAS 131 will impact its segment reporting. SFAS 131 would require restatement of prior period financial statements.


Note 2 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                         Nine Months Ended
                                                              June 30,
                                                         -----------------
                                                         1997         1996
                                                         ----         ----

Operating Expenses:
  Current Income Taxes -
   Federal                                              $59,199      $47,947
   State                                                  6,611        4,988
  Deferred Income Taxes                                   3,909        9,332
                                                        -------      -------
                                                         69,719       62,267

Other Income:
  Deferred Investment Tax Credit                           (502)        (501)
                                                        -------      -------

Total Income Taxes                                      $69,217      $61,766
                                                        =======      =======

-------------------------------------


           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                         Nine Months Ended
                                                             June 30,
                                                         -----------------
                                                         1997         1996
                                                         ----         ----

Net income available for common stock                  $114,605     $105,394
Total income taxes                                       69,217       61,766
                                                       --------     --------

Income before income taxes                             $183,822     $167,160
                                                       ========     ========

Income tax expense, computed at
 statutory rate of 35%                                  $64,338      $58,506

Increase (reduction) in taxes resulting from:
  Current state income taxes, net of federal
   income tax benefit                                     4,165        3,266
  Depreciation                                            1,972        1,544
  Production tax credits                                   (327)        (408)
  Miscellaneous                                            (931)      (1,142)
                                                       --------      -------

  Total Income Taxes                                   $ 69,217      $61,766
                                                       ========      =======

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):
                              At June 30, 1997         At September 30, 1996
                              ----------------         ---------------------

Deferred Tax Liabilities:
  Excess of tax over book
   depreciation                  $180,692                    $182,271
  Exploration and
   intangible well
   drilling costs                 111,038                      98,293
  Other                            69,447                      67,030
                                 --------                    --------
    Total Deferred Tax
     Liabilities                  361,177                     347,594
                                 --------                    --------

Deferred Tax Assets:
  Overheads capitalized
   for tax purposes               (18,678)                    (16,289)
  Other                           (59,952)                    (50,098)
                                 --------                    --------
    Total Deferred Tax
     Assets                       (78,630)                    (66,387)
                                 --------                    --------

    Total Net Deferred
     Income Taxes                $282,547                    $281,207
                                 ========                    ========

-------------------------------------


Note 3 - Capitalization

Common Stock. During the nine months ended June 30, 1997, the Company issued 53,300 shares of common stock under the Company's section 401(k) Plans, 72,154 shares to participants in the Company's Dividend Reinvestment Plan, and 23,050 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 146,706 shares of common stock were issued under the Company's stock option and stock award plans and 1,400 shares were issued under the Retainer Policy for Non-Employee Directors during such period. Effective March 1, 1997, the Company's section 401(k) Plans, Dividend Reinvestment Plan and Customer Stock Purchase Plan began purchasing shares of Company common stock on the open market.

           On April 4, 1997, 398,750 stock options were granted at an exercise price of $41.625 per share.

Long-Term Debt. In January and April 1997, Seneca issued notes to third parties totaling $12.3 million in connection with its acquisition of timber properties. All notes have an interest rate of 6.75%. On an $8.6 million note, Seneca will pay interest and principal on a monthly basis over the period of January 1997 through June 2001. On a $2.1 million note, Seneca will pay interest on a monthly basis over the period of February 1997 through January 1999. The principal amount will be repaid in two equal installments in January 1998 and January 1999. On a third note for $1.6 million, Seneca will pay interest and principal on a monthly basis over the period of June 1997 through October 1999.


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

-------------------------------------


           The following summarizes the Company's activity under price swap agreements for the quarter and nine-month periods ended June 30, 1997 and 1996, respectively:

                                             Quarter Ended     Quarter Ended
                                             June 30, 1997     June 30, 1996
                                             -------------     -------------
Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                      6.3               5.6
 Range of Fixed Prices per Thousand Cubic
  Feet (Mcf)                                  $1.77 - $2.06     $1.71 - $1.99
 Weighted Average Fixed Price per Mcf                 $1.90             $1.86
 Range of Variable Prices per Mcf             $1.84 - $2.41     $2.27 - $2.70
 Weighted Average Variable Price per Mcf              $2.13             $2.45
 Loss                                           $(1,421,000)      $(3,311,000)

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                     360,500           314,000
 Range of Fixed Prices per bbl              $17.40 - $18.71   $17.40 - $19.25
 Weighted Average Fixed Price per bbl                $18.02            $18.25
 Range of Variable Prices per bbl           $19.22 - $20.87   $20.43 - $23.30
 Weighted Average Variable Price per bbl             $19.94            $21.47
 Loss                                             $(692,000)      $(1,020,000)

                                         Nine Months Ended  Nine Months Ended
                                           June 30, 1997      June 30, 1996
                                         -----------------  -----------------

Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Bcf                    18.7               17.5
 Range of Fixed Prices per Mcf              $1.71 - $2.10      $1.71 - $3.05
 Weighted Average Fixed Price per Mcf               $1.92              $1.93
 Range of Variable Prices per Mcf           $1.77 - $4.11      $1.67 - $3.43
 Weighted Average Variable Price per Mcf            $2.65              $2.31
 Loss                                        $(13,597,000)       $(6,602,000)

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent bbl               1,030,500            732,000
 Range of Fixed Prices per bbl            $17.40 - $18.71    $17.40 - $19.25
 Weighted Average Fixed Price per bbl              $17.99             $18.17
 Range of Variable Prices per bbl         $19.22 - $25.18    $17.40 - $23.30
 Weighted Average Variable Price per bbl           $22.31             $19.95
 Loss                                         $(4,498,000)       $(1,236,000)

-------------------------------------


           The Company had the following price swap agreements outstanding at June 30, 1997.

Natural Gas Price Swap Agreements:

                Notional Amount           Range of          Weighted Average
Fiscal Year     (Equivalent Bcf)    Fixed Prices Per Mcf   Fixed Price Per Mcf
-----------     ----------------    --------------------   -------------------

   1997                6.3             $1.77 - $2.06              $1.90
   1998               21.5             $1.77 - $2.55              $2.09
   1999                7.3             $2.00 - $2.29              $2.20
   2000                1.3             $2.29                      $2.29
                      ----
                      36.4                                        $2.08
                      ====

Crude Oil Price Swap Agreements:

                Notional Amount          Range of           Weighted Average
Fiscal Year     (Equivalent bbl)    Fixed Prices Per bbl   Fixed Price Per bbl
-----------     ----------------    --------------------   -------------------

   1997              341,000          $17.40 - $18.71             $18.06
   1998              600,000          $17.50 - $19.30             $18.19
   1999               51,000          $19.30                      $19.30
                     -------
                     992,000                                      $18.20
                     =======

           Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. The Company uses the accrual method to record such gains or losses. At June 30, 1997, the Company had unrecognized losses of approximately $6.0 million related to price swap agreements which are offset by corresponding unrecognized revenues from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements. In the event that the Company ever terminated a price swap agreement prior to the date of the anticipated natural gas or crude oil production, the Company would defer the gain or loss from the price swap agreement in the Consolidated Balance Sheet at the termination date until such time as the anticipated natural gas or crude oil prouction occurred, at which point the gain or loss from the price swap agreement would be recognized in the Consolidated Statement of Income. In the event that the Company ever determined that a portion of its anticipated natural gas or crude oil production was not going to occur, thus creating a matching problem between the price swap agreements and the anticipated production, any price swap agreements not properly matched against anticipated production would be marked-to-market with any unrealized gain or loss being recorded in the Consolidated Statement of Income.

           The Company has SEC authority to enter into interest rate swaps and other derivative instruments associated with long-term borrowings up to a notional amount of $350.0 million at any one time outstanding. All such interest rate swaps and other derivative instruments must be directly related to then outstanding long or short-term debt, at the time they are entered into. The Company also has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the quarter or nine months ended June 30, 1997 and none are currently outstanding.

------------------------------------


Credit Risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations under the price swap agreements they have issued. The Company is exposed to such credit risk when fluctuations in natural gas and crude oil market prices result in the Company realizing gains on the price swap agreements that it has entered into. When credit risk arises, such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. In those instances where the Company is not dealing directly with the parent company, the Company has obtained guarantees from the parent company of the counterparty that has issued the price swap agreements. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.


Note 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $9.2 million to $9.8 million. At June 30, 1997, Distribution Corporation has recorded the minimum liability of $9.2 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at June 30, 1997 includes related regulatory assets in the amount of approximately $8.9 million. For further discussion, see disclosure in Note H
- Commitments and  Contingencies  under the heading  "Environmental  Matters" in
Item 8 of the Company's 1996 Form 10-K.

Memorandum of Understanding - Green Canyon Project. In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company (Green Canyon), a subsidiary of El Paso Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the
Project). The total cost of the Project is estimated at approximately $200 million. The MOU provides for the parties to (i) share equally past and future development costs for the Project through December 31, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed on or before December 31, 1997, to form one or more

Item 1.  Financial Statements (Concl.)
--------------------------------------


50%/50% partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. The original date established for signing of the definitive agreements discussed above was January 1, 1997. The date has since been changed to June 1, 1997 and subsequently to December 31, 1997 because the parties concluded that the prospective customers of the Project (offshore gas producers) will not be ready to use the natural gas gathering and processing facilities in 1997. Such prospective customers are more likely to use the Project facilities in 1998 or 1999.

           The Federal Energy Regulatory Commission ruled in March 1997 that most of the Project would be jurisdictional, so the parties are preparing the necessary regulatory filings seeking authorization to construct facilities and place them in service in 1998 if justified by demand at that time. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the past and future development costs through December 31, 1997 is estimated to not exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed. As of June 30, 1997, Supply Corporation has paid approximately $0.9 million of such development costs. These costs are recorded in Deferred Charges on the Consolidated Balance Sheet at June 30, 1997. Supply Corporation is currently using short-term borrowings to finance the development costs of the Project.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $18.9 million, or $0.50 per common share, during the quarter ended June 30, 1997. This compares with earnings of $17.3 million, or $0.46 per common share, during the quarter ended June 30, 1996.

           The Company's earnings were $114.6 million, or $3.01 per common share, during the nine months ended June 30, 1997. This compares with earnings of $105.4 million, or $2.81 per common share, during the nine months ended June 30, 1996.

           The increase in earnings for the quarter and nine months ended June 30, 1997 is primarily attributable to the higher earnings of the Company's Utility and Pipeline and Storage segments, offset partly by lower earnings in the Exploration and Production segment. The earnings of the Utility segment reflect the positive impact of a rate increase effective in October 1996 in the New York jurisdiction, lower operation and maintenance (O&M) expense and colder weather, which had the greatest impact in the quarter

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


ended June 30, 1997. In the Pipeline and Storage segment, lower O&M expense and higher revenue from unbundled pipeline sales and open access transportation benefited earnings for the quarter and nine months ended June 30, 1997. Partly offsetting these increases, the Exploration and Production segment experienced a decline in earnings during the quarter ended June 30, 1997 as a result of lower oil and gas revenues due to lower prices and production combined with higher depletion expense. For the nine months ended June 30, 1997, the lower earnings of the Exploration and Production segment is primarily attributable to higher depletion and operating expenses, which more than offset the higher revenues associated with higher total production and higher oil and gas prices.

           A more detailed discussion of current period results can be found in the business segment information that follows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)
                            Three Months Ended            Nine Months Ended
                                 June 30,                     June 30,
                         -------------------------    --------------------------
                         1997      1996   % Change    1997       1996   % Change
                         ----      ----   --------    ----       ----   --------
Regulated
Utility
  Retail Revenues:
   Residential         $126,809  $123,214    2.9   $  642,067 $  614,691   4.5
   Commercial            29,085    27,133    7.2      154,699    152,784   1.3
   Industrial             3,901     3,799    2.7       19,110     20,407  (6.4)
                       --------  --------          ---------- ----------
                        159,795   154,146    3.7      815,876    787,882   3.6
  Off-System Sales        6,661     5,976   11.5       37,337     25,272  47.7
  Transportation         13,242    13,218    0.2       41,430     39,428   5.1
  Other                     723       784   (7.8)       1,358      2,617 (48.1)
                       --------  --------          ---------- ----------
                        180,421   174,124    3.6      896,001    855,199   4.8
                       --------  --------          ---------- ----------

Pipeline and Storage
  Storage Service        15,711    16,630   (5.5)      48,402     51,653  (6.3)
  Transportation         22,479    22,825   (1.5)      71,058     69,476   2.3
  Other                   4,924       706  597.5       11,809      8,898  32.7
                       --------  --------          ---------- ----------
                         43,114    40,161    7.4      131,269    130,027   1.0
                       --------  --------          ---------- ----------

Exploration and
 Production              27,842    31,367  (11.2)      90,220     84,512   6.8
Other Nonregulated       18,783    19,161   (2.0)      71,847     59,243  21.3
                       --------  --------          ---------- ----------
                         46,625    50,528   (7.7)     162,067    143,755  12.7
                       --------  --------          ---------- ----------
Less-Intersegment
 Revenues                24,109    25,483   (5.4)      81,090     80,947   0.2
                       --------  --------          ---------- ----------

                       $246,051  $239,330    2.8   $1,108,247 $1,048,034   5.7
                       ========  ========          ========== ==========

OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)
                            Three Months Ended           Nine Months Ended
                                 June 30,                    June 30,
                         ------------------------    -------------------------
                         1997     1996   % Change    1997      1996   % Change
                         ----     ----   --------    ----      ----   --------

Utility                $15,750   $10,323    52.6   $134,774  $119,676    12.6
Pipeline and Storage    20,404    17,345    17.6     58,188    56,797     2.4
Exploration and
 Production              8,369    12,683   (34.0)    32,815    35,012    (6.3)
Other Nonregulated         487      (564)  186.3         89    (1,863)  104.8
Corporate                 (420)     (417)   (0.7)    (1,900)   (1,694)  (12.2)
                       -------   -------           --------  --------

                       $44,590   $39,370    13.3   $223,966  $207,928     7.7
                       =======   =======           ========  ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                            Three Months Ended            Nine Months Ended
                                 June 30,                     June 30,
                         -------------------------    -------------------------
                         1997      1996   % Change    1997      1996   % Change
                         ----      ----   --------    ----      ----   --------
Utility Gas Sales
  Residential           15,954    15,138     5.4     79,478    84,513    (6.0)
  Commercial             4,189     3,720    12.6     21,178    23,259    (8.9)
  Industrial             1,059       880    20.3      4,082     4,577   (10.8)
  Off-System             3,041     2,190    38.9     11,469     8,600    33.4
                        ------    ------            -------   -------
                        24,243    21,928    10.6    116,207   120,949    (3.9)
                        ------    ------            -------   -------

Non-Utility Gas Sales
  Production(in
   equivalent MMcf)     12,395    13,055    (5.1)    37,048    36,309     2.0
                        ------    ------            -------   -------
Total Gas Sales         36,638    34,983     4.7    153,255   157,258    (2.5)
                        ------    ------            -------   -------

Transportation
  Utility               15,743    15,196     3.6     49,099    47,983     2.3
  Pipeline and Storage  62,991    63,174    (0.3)   258,085   281,074    (8.2)
  Nonregulated             260        91   185.7        320       559   (42.8)
                        ------    ------            -------   -------
                        78,994    78,461     0.7    307,504   329,616    (6.7)
                        ------    ------            -------   -------

Marketing Volumes        5,854     5,089    15.0     17,674    17,707    (0.2)
                        ------    ------            -------   -------

Less-Inter and
 Intrasegment Volumes:
  Transportation        32,473    28,151    15.4    143,138   150,708    (5.0)
  Production             1,072     1,145    (6.4)     3,225     3,620   (10.9)
  Gas Sales                  -         -       -          -       814      NM
  Marketing                  -        24      NM          -       119      NM
                        ------    ------            -------   -------
                        33,545    29,320    14.4    146,363   155,261    (5.7)
                        ------    ------            -------   -------

Total System Natural Gas
 Volumes                87,941    89,213    (1.4)   332,070   349,320    (4.9)
                        ======    ======            =======   =======

NM = Not meaningful.

Utility.

           Operating revenues for the Utility segment increased $6.3 million and $40.8 million, respectively, for the quarter and nine months ended June 30, 1997, as compared with the same periods a year ago. These increases reflect the recovery of increased gas costs, higher off-system sales, higher transportation and the general base rate increase in Distribution Corporation's New York jurisdiction effective October 1, 1996. Gas costs for the quarter were up primarily because of higher volumes of gas sold due to colder weather. For the nine month period, gas costs were up mainly because of an increase in the average cost of purchased gas compared with the same period a year ago. The increase in off-system sales reflects increased gas sales utilizing Distribution Corporation's available capacity on various upstream pipelines. While off-system sales contributed to the revenue increase, margins on such sales are minimal.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


           Operating income before income taxes for the Utility segment increased $5.4 million and $15.1 million, respectively, for the quarter and nine months ended June 30, 1997, as compared with the same periods a year ago. This resulted primarily from the revenue increases discussed above combined with lower O&M expenses. The decrease in O&M expenses is largely due to labor savings from a manpower reduction, generated mainly by the special early retirement offer in the fourth quarter of fiscal 1996, and management's continued emphasis on controlling costs. For the quarter ended June 30, 1997, colder weather had a positive impact on operating results for both the New York and Pennsylvania jurisdictions of Distribution Corporation. Although the New York jurisdiction has a weather normalization clause (WNC) which mitigates the impact of weather on its utility customers, the mechanism is only in effect for October through May billings. An increase in weather related throughput subsequent to the May billing cycle benefited earnings in the quarter and nine months ended June 30, 1997. The impact subsequent to the May 1997 billing cycle was an increase to pretax operating income of approximately $1.1 million, compared with the same period a year ago. Nonetheless, for the April 1997 and May 1997 billing cycle, the WNC resulted in a reduction to pretax operating income of $3.6 million as the weather was colder than normal. For the October 1996 through May 1997 billing cycles, the WNC resulted in a reduction to pretax operating income of $0.2 million due to colder than normal weather. The Pennsylvania jurisdiction, which does not have a WNC, experienced an increase in pretax operating income of approximately $1.2 million for the quarter ended June 30, 1997 as compared with the same period a year ago due to colder weather. However, the Pennsylvania jurisdiction experienced an approximate $3.2 million reduction in pretax operating income for the nine months ended June 30, 1997 as compared with the same period a year ago due to warmer weather.


Degree Days

  Three Months Ended June 30:
  --------------------------
                                                  Percent (Warmer) Colder
                                                       in 1997 Than
                         Normal    1997    1996      Normal      1996
-------------------------------------------------------------------------

  Buffalo                  923     1,151   1,032      24.7       11.5
  Erie                     880     1,125     954      27.8       17.9

  Nine Months Ended June 30:
  -------------------------

  Buffalo                6,524     6,601   7,057       1.2       (6.5)
  Erie                   6,123     6,248   6,645       2.0       (6.0)
-------------------------------------------------------------------------

Pipeline and Storage.

           Operating income before income taxes for the Pipeline and Storage segment increased $3.1 million and $1.4 million, respectively, for the quarter and nine months ended June 30, 1997, as compared with the same periods a year ago. These increases resulted primarily from higher revenue related to unbundled pipeline sales and open access transportation combined with lower O&M expense. Pretax operating income for the nine months ended June 1996 was favorably impacted by the recording in March 1996 of a retroactive rate

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


increase for the period of June 1, 1995 to September 30, 1995 which was recorded in March 1996. This retroactive rate increase stemmed from the February 1996 Federal Energy Regulatory Commission (FERC) approval of Supply Corporation's rate case.

         While transportation volumes in this segment decreased 0.2 billion cubic feet (Bcf) and 23.0 Bcf, respectively, for the quarter and nine months ended June 30, 1997, the decrease in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

Early Retirement Offer.

         In May 1997, the Company made an early retirement offer to its Pennsylvania operating employees' union in both Distribution Corporation and Supply Corporation. Of the 90 people eligible, 58 accepted. The early retirement offer will result in a charge to earnings of approximately $1.4 million in the fourth quarter of fiscal 1997.

         On August 1, 1997, the Company made an early retirement offer to its New York clerical employees' union in both Distribution Corporation and Supply Corporation (120 eligible employees). Eligible employees, who must be at least 50 years old with 5 years of service, must make their decision regarding this offer by September 15, 1997. If accepted, retirement would be effective October 1, 1997. The Company also offered the New York clerical employees' union a severance package which, if accepted, would be effective October 1, 1997. The severance package is available to all New York clerical employees. Such employees must make their decision regarding this severance offer by September 15, 1997.

Exploration and Production.

         Operating income before income taxes for the Exploration and Production segment decreased $4.3 million for the quarter ended June 30, 1997, compared with the same period a year ago, mainly because of lower oil and gas revenues. Lower prices for both oil and natural gas and a 5.1% decline in total production from 13.1 Bcf equivalent to 12.4 Bcf equivalent resulted in this revenue decrease. The decline in production reflects the decline in production of onshore horizontal wells and a reduced working interest from Vermilion 252, which resulted from the early payout on that well. This short-term decline in production is a direct result of the limited availability of drilling rigs due to the renewed interest and activity offshore in the Gulf. However, Seneca has since obtained the drilling rigs in order to increase production.

         Operating income before income taxes for the Exploration and Production segment decreased $2.2 million for the nine months ended June 30, 1997, compared with the same period a year ago, mainly due to increased depletion, determined under the unit of revenue depletion method, and other operating expenses, which more than offset higher natural gas and oil revenues. Total production increased from 36.3 Bcf equivalent to 37.0 Bcf equivalent. The decline in natural gas production of 0.7 Bcf for the nine-month period was more than offset by increased oil production of 245,000 bbls (1.4 Bcf equivalent). In addition, weighted average prices received for natural gas and oil production increased $0.33 per Mcf and $2.54 per bbl, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         The fluctuation in prices denoted above does not reflect gains and losses from hedging activities. These hedging activities resulted in pretax losses of $2.1 million and $18.1 million, respectively, for the quarter and nine months ended June 30, 1997. For the quarter and nine months ended June 30, 1996, hedging activities resulted in pretax losses of $4.3 million and $7.8 million, respectively. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 4 - Derivative Financial Instruments.

PRODUCTION VOLUMES

Exploration and Production.
                               Three Months Ended         Nine Months Ended
                                    June 30,                  June 30,
                             -----------------------   -----------------------

                             1997     1996  % Change   1997     1996  % Change
                             ----     ----  --------   ----     ----  --------
Gas Production - (MMcf)
  Gulf Coast                 8,137    8,202   (0.8)   23,658   24,201   (2.2)
  West Coast                   293      242   21.1       844      747   13.0
  Appalachia                 1,246    1,350   (7.7)    3,820    4,107   (7.0)
                             -----    -----           ------   ------
                             9,676    9,794   (1.2)   28,322   29,055   (2.5)
                             =====    =====           ======   ======

Oil Production - (Thousands of Barrels)
  Gulf Coast                   327      397  (17.6)    1,073      805   33.3
  West Coast                   124      142  (12.7)      374      392   (4.6)
  Appalachia                     2        4  (50.0)        7       12  (41.7)
                               ---      ---            -----   ------
                               453      543  (16.6)    1,454    1,209   20.3
                               ===      ===            =====   ======

WEIGHTED AVERAGE PRICES*

Exploration and Production.

                               Three Months Ended         Nine Months Ended
                                    June 30,                  June 30,
                             -----------------------   -----------------------
                             1997     1996  % Change   1997     1996  % Change
                             ----     ----  --------   ----     ----  --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                 $2.19    $2.48  (11.7)    $2.68    $2.35   14.0
  West Coast                 $1.53    $1.25   22.4     $1.81    $1.21   49.6
  Appalachia                 $2.30    $2.89  (20.4)    $2.92    $2.63   11.0
  Weighted Average Price     $2.18    $2.50  (12.8)    $2.69    $2.36   14.0

Weighted Avg. Oil Price/bbl
  Gulf Coast                $19.36   $20.87   (7.2)   $22.16   $19.81   11.9
  West Coast                $16.79   $18.68  (10.1)   $19.21   $16.95   13.3
  Appalachia                $19.61   $20.22   (3.0)   $22.03   $18.07   21.9
  Weighted Average Price    $18.66   $20.29   (8.0)   $21.40   $18.86   13.5

* Weighted average prices do not reflect gains or losses from hedging activities.


Other Nonregulated.

           Operating income before income taxes for the Other Nonregulated segment increased $1.1 million and $2.0 million, respectively, for the quarter and nine months ended June 30, 1997, compared with the same periods a year

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


ago. The increases are primarily attributable to developments with Horizon. In the quarter ended December 31, 1996, Horizon dissolved the partnership known as Sceptre Power Company, the partnership principally engaged in the development of foreign electric power projects. As a result of this dissolution, Horizon experienced a reduction in operating costs during the quarter ended June 30, 1997 as compared with the same period a year ago. This reduction in operating costs included approximately $0.6 million of development costs incurred in the third quarter of fiscal 1996 related to a power project in Pakistan (Kabirwala Project). Horizon subsequently withdrew from participation in the Kabirwala Project during the fourth quarter of fiscal 1996 and sold its rights in that project during the quarter ended March 31, 1997. For the nine months ended June 30, 1997, operating income before income taxes for the Other Nonregulated segment reflects the benefit of the sale of the Kabirwala Project, which has amounted to $2.8 million, including cash proceeds and the assumption of certain liabilities by the purchaser. Furthermore, the nine months ended June 30, 1996 included approximately $3.2 million of development costs associated with the Kabirwala Project which did not recur in the nine months ended June 30, 1997. For both the quarter and nine months ended June 30, 1997, an increase in depletion expense in this segment's timber operations related to cutting timber with a higher cost partly offset the contribution associated with Horizon's activities.

Income Taxes.

         Income taxes increased $3.6 million and $7.5 million, respectively, for the quarter and nine months ended June 30, 1997, mainly because of an increase in pretax income.

Interest Charges.

         Total interest charges increased $100,000 for the quarter ended June 30, 1996, compared with the same period a year ago: other interest increased $300,000 and interest on long-term debt decreased $200,000. The increase in other interest primarily reflects a higher average amount of short-term borrowings. The decrease in interest on long-term debt is primarily attributable to a lower average amount of long-term debt offset partly by a higher average interest rate. The lower average amount of long-term debt can be attributed primarily to the September 1996 retirement of $30.0 million of 4.53% medium-term notes.

         For the nine months ended June 30, 1997, total interest charges decreased $1.0 million: other interest decreased $1.3 million and interest on long-term debt increased $0.3 million. The decrease in other interest primarily reflects lower interest expense on Amounts Payable to Customers. The increase in interest on long-term debt is primarily attributable to a higher average amount of long-term debt offset partly by a lower average interest rate. The higher average amount of long-term debt can be attributed primarily to the issuance of $100.0 million of 5.58% medium-term notes in March 1996 offset partly by the December 1995 retirement of $20.0 million and $38.5 million of 8.875% and 8.9% medium-term notes, respectively, and the September 1996 retirement of $30.0 million of 4.53% medium-term notes.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the nine-month period consisted of cash provided by operating activities, long-term debt, and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan and section 401(k) Plans, and stock option and stock award plans. Effective March 1, 1997, the Company's Customer Stock Purchase Plan, Dividend Reinvestment Plan and section 401(k) Plans began purchasing shares of Company common stock on the open market.

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

         Net cash provided by operating activities totaled $270.8 million for the nine months ended June 30, 1997, an increase of $92.1 million compared with $178.7 million provided by operating activities for the nine months ended June 30, 1996. The majority of this increase occurred in the Utility segment as a result of an increase in cash receipts from gas sales and transportation service, a net increase in cash received as refunds from upstream pipelines, and lower O&M costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Investing Cash Flow

Capital Expenditures
--------------------

         The Company's cash outlay for capital expenditures totaled $134.3 million during the nine months ended June 30, 1997. Noncash capital expenditures totaled $12.3 million in the Other Nonregulated segment and related to Seneca's issuance of long-term notes to third parties in exchange for land and timber. For further discussion, refer to Note 3 - Capitalization. Total capital expenditures of $146.6 million for the nine-month period represent 68.5% of the total current capital expenditure budget for fiscal 1997 of $214.0 million.

         The following table presents capital expenditures for the nine months ended June 30, 1997, by business segment:

                                         (in thousands)
                                         --------------

      Utility                                $47,183
      Pipeline and Storage                    11,898
      Exploration and Production              71,303
      Other Nonregulated                      16,216
                                            --------
                                            $146,600
                                            ========


         The bulk of the Utility segment's capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines and, to a minor extent, the installation of new services.

         The bulk of the Pipeline and Storage segment's capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems. In July 1997, Supply Corporation received FERC approval for its 1997 Niagara Expansion Project (1997 Expansion). The FERC order allows for construction to provide service to shippers for 25,000 Dekatherms
(Dth) per day, but the FERC order did not approve the requested rate design. Negotiations are under way with the shippers to revise the contracts. Pending the results of these negotiations, Supply Corporation will either accept the FERC order or amend its application.1

         With respect to the 1998 Niagara Expansion Project (1998 Expansion), Supply Corporation holds a precedent agreement for 23,000 Dth per day that is affected by the recent FERC order on rate design for the 1997 Niagara Expansion Project. Supply Corporation is currently evaluating its options for providing service under an acceptable rate structure for the 1998 Expansion.

         As for the proposed 1999 Niagara Expansion Project (1999 Expansion), as a result of a recently completed Open Season, service requests for 396,000 Dth per day of capacity have been received and precedent agreements are being tendered. These precedent agreements will be contingent upon the shipper's receipt of upstream pipeline capacity on TransCanada PipeLine. While the 1999 Expansion still remains uncertain at this point in time, Supply Corporation still plans to file with the FERC in the fall of 1997, with FERC certification expected to be received by the fall of 1998.1

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         No amount has been included in the budget for either the 1998 Expansion or the 1999 Expansion as the timing of the "go ahead" for these projects will depend on several factors, including FERC approval.1

         On June 30, 1997, Supply Corporation announced its intention to join as an equal partner in the Independence Pipeline Project, which is designed to bring gas from Defiance, Ohio to Leidy, Pennsylvania and is projected to cost $630 million.1 The Independence Pipeline as filed with the FERC will consist of approximately 370 miles of 36-inch diameter pipe with an initial capacity of approximately 900 MMcf per day. Supply Corporation is in the process of negotiating the partnership agreements with ANR Pipeline Company and Transcontinental Gas Pipe Line Corporation. There is the possibility of adding one or more partners to this project.

         The Exploration and Production segment spent approximately $60.2 million on its offshore program in the Gulf of Mexico during the nine months ended June 30, 1997, including offshore drilling expenditures, geological expenditures and lease acquisitions. Offshore exploratory and development drilling was concentrated on Ship Shoal 258, West Cameron 182, High Island 194, Galveston 210, Galveston 316, Main Pass 256 and Main Pass 257. Offshore lease aquisitions included South Marsh Island 122, Mustang Island 796 and 818 in Texas state waters and Eugene Island 9 in Louisiana state waters.

         Approximately $11.1 million was spent on the Exploration and Production segment's onshore program during the nine months ended June 30, 1997, including horizontal onshore drilling in central Texas and developmental drilling in California.

         Other  Nonregulated   capital   expenditures   consisted  primarily  of
timberland purchases.

         The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties and the expansion of storage facilities and transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions. 1

Other
-----

         In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company (Green Canyon), a subsidiary of El Paso Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana (the Project). The total cost of the Project is estimated at approximately $200 million.1 The MOU provides for the parties to
(i) share equally past and future development costs for the Project through December 31, 1997, and thereafter as agreed by the parties, (ii) negotiate toward definitive agreements to be signed about December 31, 1997, to form one or more 50%/50% partnerships, and (iii) negotiate toward definitive agreements to finance, develop, build, own and operate the Project. The original date

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


established for signing of the definitive agreements discussed above was January 1, 1997. The date has since been changed to June 1, 1997 and subsequently to December 31, 1997 because the parties concluded that the prospective customers of the Project (offshore gas producers) will not be ready to use the natural gas gathering and processing facilities in 1997. Such prospective customers are more likely to use the Project facilities in 1998 or 1999.1

           The FERC ruled in March 1997 that most of the Project would be jurisdictional, so the parties are preparing the necessary regulatory filings seeking authorization to construct facilities and place them in service in 1998 if justified by demand at that time. If the definitive agreements are not executed, or if the Project is not constructed, Supply Corporation's share of the past and future development costs through June 1, 1997 is estimated to not exceed $2 million, for which it is unlikely Supply Corporation would be reimbursed.1 As of June 30, 1997, Supply Corporation has paid approximately $0.9 million of such development costs. These costs are recorded in Deferred Charges on the Consolidated Balance Sheet at June 30, 1997. Supply Corporation is currently using short-term borrowings to finance the development costs of the Project.


International Investments
-------------------------

           In April 1997, Horizon's wholly owned subsidiary, Beheer-En Beleggingsmaatschappij Bruwabel, B.V. (Bruwabel), acquired a 34% interest in Severoceske Teplarny, a.s., (SCT). SCT is a power and heating utility located in the northern part of the Czech Republic. Bruwabel paid $21.6 million, including legal and finders fees, for its equity interest. There is a Stock Option Agreement whereby SCT may acquire an additional 34% equity interest in SCT. Management has adopted the equity method to account for this investment.


Financing Cash Flow

         Consolidated short-term debt decreased by $67.6 million during the first nine months of fiscal 1997. The Company considers short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas in storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering long-term debt, at June 30, 1997, the Company would have been permitted to issue up to a maximum of $704.0 million in additional long-term unsecured indebtedness, in light of then current long-term interest rates. In addition, at June 30, 1997, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $467.9 million of short-term debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         The Company currently has authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended, to issue and sell up to $150.0 million of debentures and/or medium term notes. The amounts and timing of the issuance and sale of these debentures and/or medium-term notes will depend on market conditions and the requirements of the Company.1

         The Company, through Seneca, is engaged in certain price swap agreements as a means of managing a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended June 30, 1997, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 6.3 equivalent Bcf and 360,500 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax loss of approximately $2.1 million. For the nine months ended June 30, 1997, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 18.7 equivalent Bcf and 1,030,500 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax loss of approximately $18.1 million. These losses were offset by higher prices received for actual natural gas and crude oil production.

         At June 30, 1997, Seneca had natural gas price swap agreements outstanding with a notional amount of 36.4 equivalent Bcf at prices ranging from $1.77 per Mcf to $2.55 per Mcf. The weighted average fixed price of these swap agreements is approximately $2.08 per Mcf. Seneca also had crude oil price swap agreements outstanding at June 30, 1997 with a notional amount of 992,000 equivalent bbl at prices ranging from $17.40 per bbl to $19.30 per bbl. The weighted average fixed price of these swap agreements is approximately $18.20 per bbl. In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion, refer to Note 4 - Derivative Financial Instruments.

         The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows, in the year of resolution, none of this litigation and none of these regulatory matters are expected to materially change the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company at this time.1

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


RATE MATTERS

Utility

New York Jurisdiction
---------------------

           In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual base rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding was approved by the Public Service Commission of the State of New York (PSC). Effective October 1, 1996, Distribution Corporation received an annual base rate increase of $7.2 million. The settlement calls for an additional annual base rate increase of $7.2 million on October 1, 1997. Distribution Corporation will be filing tariff amendments no later than August 15, 1997 designed to provide for such additional increase. The settlement did not specify a rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. However, the settlement includes a number of incentives which could impact return on equity. Distribution Corporation may earn a maximum of 25 basis points or incur a penalty of 50 basis points on common equity based on its customer service. The incentives relate to customer satisfaction, customer complaints, appointments, new service installations, telephone response, adjusted bills and estimated meter readings. In addition, there is a gas cost incentive mechanism designed to compare Distribution's spot gas purchases to monthly gas cost targets. Certain costs above the targets and savings below the targets will be shared equally between Distribution Corporation and its customers.

         On June 5, 1997, the PSC issued an order requiring jurisdictional utilities to file plans to offer customers a fixed price service option for the coming winter heating season. The order also directs the utilities to submit proposals for increased supply diversity with a view toward fostering price stability. On August 1, 1997, Distribution Corporation filed in its New York jurisdiction a plan to comply with the PSC's order. The plan would allow customers to choose a yet-to-be determined, fixed unit gas cost rate to help minimize gas price fluctuations like those experienced last winter. Distribution Corporation is currently in the process of locking in commodity prices for about 30% to 35% of the New York jurisdiction's planned purchases during the period of November 1997 through March 1998. Other components of customers rates will remain unchanged.

Pennsylvania Jurisdiction
-------------------------

           Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

         On April 2, 1997, Distribution Corporation filed a proposal for a customer choice pilot program, called Energy Select, with the PaPUC. The PaPUC approved Energy Select on June 12, 1997. Enrollments are currently under way and will continue through August 22, 1997 with service commencing on October 1,
1997. Energy Select, which will last one and one-half years, allows approximately 19,000 small commercial and residential customers of

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Distribution Corporation in Sharon, Farrell, Hermitage, Sharpsville, Shenango, West Middlesex and Wheatland, Pennsylvania, to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas. Under Energy Select, Distribution Corporation will continue to deliver the gas to the customer's home or business and will remain responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. The Company's marketing affiliate, NFR, has been approved to participate in Energy Select.

           General rate increases in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.

Pipeline and Storage. On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. In February 1996, the FERC approved a settlement authorizing an annual rate increase of approximately $6.0 million with a return on equity of 11.3%. The new rates were put into effect on April 1, 1996, retroactive to June 1, 1995. With this settlement, Supply Corporation agreed not to seek recovery for increased cost of service until April 1, 1998. Supply Corporation also agreed not to seek recovery of revenues related to certain terminated service from storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Management has been successful in marketing and obtaining executed contracts for such terminated storage service and does not anticipate a problem in obtaining executed contracts for additional terminated storage service as it arises.1

         A Stipulation and Agreement approved by the FERC in February 1996 permits Supply Corporation to fully recover its net investment in production and gathering plant, as well as its production and gathering cost of service.

OTHER MATTERS

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $9.2 million to $9.8 million.1 At June 30, 1997, Distribution Corporation has recorded the minimum liability of $9.2 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

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

New Accounting Pronouncements. During the nine months ended June 30, 1997, the Financial Accounting Standards Board has issued three new accounting pronouncements that will impact the Company: Statement of Financial Accounting Standards No. 128, "Earnings per Share"; SFAS 130, "Reporting Comprehensive Income"; and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." For further discussion, refer to Note 1 Summary of Significant Accounting Policies.

Year 2000. As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. Management is in the process of finalizing a comprehensive review of its computer systems to identify the systems that could be affected and is developing a conversion plan to resolve the issue. The cost of upgrading systems will be expensed as incurred. Management does not believe that these costs will materially impact the Company's results of operations or financial condition.1

Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. There can be no assurance, however, that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         Currently Not Applicable.

Part II.  Other Information
---------------------------

Item 2.  Changes in Securities
------------------------------

         On April 1, 1997, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' service as directors during the quarter ended June 30, 1997, pursuant to the Company's Retainer Policy for Non-Employee Directors.

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

                  (10) National Fuel Gas Company Tophat Plan, dated March 20, 1997.

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended June 30,  1997 and the
                                    fiscal  years  ended   September   30,  1992
                                    through 1996.

                  (27)              Financial Data Schedule

                  (99)              National   Fuel  Gas  Company   Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended June 30, 1997 and 1996.

         (b)     Reports on Form 8-K

                 None.

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

                                                NATIONAL FUEL GAS COMPANY
                                                -------------------------
                                                      (Registrant)





                                                /s/Joseph P. Pawlowski
                                                -------------------------------
                                                Joseph P. Pawlowski
                                                Treasurer and
                                                Principal Accounting Officer













Date:  August 6, 1997
       --------------

                                  EXHIBIT INDEX
                                   (Form 10Q)


Exhibit 10                 National Fuel Gas Company Tophat Plan, dated
                           March 20, 1997

Exhibit 12 Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 1997 and the Fiscal Year Ended September 30, 1992 through 1996

Exhibit 27                 Summary  Financial   Information  Extracted  from
                           National Fuel Gas Company's Consolidated Financial Statements Nine Months ending June 30, 1997

Exhibit 27-2 Summary Financial Information Extracted from National Fuel Gas Company's Consolidated Financial Statements Nine Months ending June 30, 1996

Exhibit 99 Consolidated Statement of Income of National Fuel Gas Company for the Twelve Months Ended June 30, 1997
                           and June 30, 1996