Form 10-K
period 1997-09-30
NATIONAL FUEL GAS CO
filed 1997-12-23
CIK 70145

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,707,884,000 as of November 30, 1997.

         Common Stock, $1 Par Value, outstanding as of November 30, 1997:
38,216,910 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Annual Report to Shareholders for 1997 are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 26, 1998 are incorporated by reference into Part III of this report.

National Fuel Gas Company
Form 10-K Annual Report
For the Fiscal Year Ended September 30, 1997

                                Table of Contents
                                                                         Page
                                                                         ----
Part I
------
Item  1.  Business
            The Company and its Subsidiaries                               19
            Rates and Regulation                                           21
            The Utility Segment                                            21
            The Pipeline and Storage Segment                               22
            The Exploration and Production Segment                         22
            The Other Nonregulated Segment                                 23
            Sources and Availability of Raw Materials                      23
            Competition                                                    23
            Seasonality                                                    25
            Capital Expenditures                                           25
            Environmental Matters                                          25
            Miscellaneous                                                  25
            Executive Officers of the Company                              26

Item  2.  Properties
            General Information on Facilities                              27
            Exploration and Production Activities                          27

Item  3.  Legal Proceedings                                                28

Item  4.  Submission of Matters to a Vote of Security Holders              28

Part II
-------
Item  5.  Market for the Registrant's Common Stock and Related
          Shareholder Matters                                              29

Item  6.  Selected Financial Data                                          30

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              31

Item  7A. Quantitative and Qualitative Disclosures About
          Market Risk                                                      49

Item  8.  Financial Statements and Supplementary Data                      49

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              78

Part III
--------
Item 10.  Directors and Executive Officers of the Registrant               78

Item 11.  Executive Compensation                                           78

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       78

Item 13.  Certain Relationships and Related Transactions                   78

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                         79

Signatures                                                                 82
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

2. The Pipeline and Storage segment is carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and by Seneca Independence Pipeline Company (SIP), a Delaware corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River, and (ii) 30 underground natural gas storage fields owned and operated by Supply Corporation and four other underground natural gas storage fields operated jointly with various major interstate gas pipeline companies. SIP has agreed to purchase, upon receipt of regulatory approval, a one-third general partnership interest in Independence Pipeline Company (Independence), a Delaware general partnership. Independence, after receipt of regulatory approvals, plans to construct and operate the Independence Pipeline, a 370-mile interstate pipeline system which would transport about 900,000 dekatherms per day (Dth/day) of natural gas from Defiance, Ohio to Leidy, Pennsylvania.

3. The Exploration and Production segment is carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in the Gulf Coast of Texas, Louisiana, and Alabama, in California, in Wyoming, and in the Appalachian region of the United States.

         The Other Nonregulated segment is carried out by the following subsidiaries:

* Horizon Energy Development, Inc. (Horizon), a New York corporation formed in 1995 to engage in foreign and domestic energy projects through investment as a sole or partial owner in various business entities including Beheer-en-

Beleggingsmaatschappij Bruwabel B.V. (Bruwabel), a Dutch company whose principal asset is an equity investment in Severoceske Teplarny, a.s. (SCT), a company with district heating and power generation operations located in the northern part of the Czech Republic. Bruwabel also owns and operates an additional district heating plant and a power development group in the Czech Republic.

* National Fuel Resources, Inc. (NFR), a New York corporation engaged in the marketing and brokerage of natural gas and electricity, and the performance of energy management services for utilities and end-users located in the northeastern and midwestern United States;

* Niagara Energy Trading Inc. (NET), a New York corporation formed in July 1997 to engage in wholesale natural gas trading and other energy-related activities;

* Niagara Independence Marketing Company (NIM), a Delaware corporation formed in September 1997 to own a one-third general partnership interest in DirectLink Gas Marketing Company (DirectLink), a Delaware general partnership which will engage in natural gas marketing and related businesses, in part by subscribing for firm transportation capacity on the Independence Pipeline (see Pipeline and Storage segment discussion below);

* Leidy Hub, Inc. (Leidy), a New York corporation engaged in providing various natural gas hub services to customers in the northeastern, mid-Atlantic, Chicago and Los Angeles areas of the United States and Ontario, Canada, through (i) Leidy's 50% ownership of Ellisburg-Leidy Northeast Hub Company (a Pennsylvania general partnership) and (ii) Leidy's 14.5% ownership of Enerchange, L.L.C. (Enerchange) (a Delaware limited liability company which in turn owns QuickTrade, L.L.C., another Delaware limited liability company);

* Seneca is also engaged in the marketing of timber from its Pennsylvania land holdings;

* Highland Land & Minerals, Inc. (Highland), a Pennsylvania corporation which operates a sawmill and kiln in Kane, Pennsylvania and a sawmill in Kersey, Pennsylvania;

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

         Financial information about each of the Company's business segments can be found in Item 8 at Note I Business Segment Information. No single customer, or group of customers under common control, accounted for more than 10% of the Company's consolidated revenues in 1997. All references to years in this report are to the Company's fiscal year ended September 30 unless otherwise noted.

         The discussion of the Company's business segments as contained in the Letter to Shareholders, which is included on pages 4 to 16 of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, is included in this electronic filing as Exhibit 13 and is incorporated herein by reference.

Rates and Regulation

The Company is subject to regulation by the Securities  and Exchange  Commission
(SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-Company transactions and limitations on diversification. The SEC has recommended legislation to repeal conditionally the Holding Company Act, in conjunction with legislation which would allow the various state regulatory commissions to have access to such books and records of companies in a holding company system as would be necessary for effective regulation, and allow for federal audit authority and oversight of affiliate transactions. However, the additional proposed access to Company books and records by state regulatory commissions would correspondingly increase the amount of regulatory burden at the state level. In addition, recent SEC rule changes have reduced the number of applications required to be filed under the Holding Company Act, exempted some routine financings and expanded diversification opportunities. The Company is unable to predict at this time what the ultimate outcome of legislative and/or regulatory changes will be, and therefore what the impact on the Company might be.1

         The Utility segment's rates, services and other matters are regulated by the Public Service Commission of the State of New York (PSC) with respect to services provided within New York, and by the Pennsylvania Public Utility Commission (PaPUC) with respect to services provided within Pennsylvania. For additional discussion of the Utility segment's rates and regulation, see Item 7 under the heading "Rate Matters," and Item 8 at Note B-Regulatory Matters.

         The Pipeline and Storage segment's rates, services and other matters are regulated by the Federal Energy Regulatory Commission (FERC). SIP is not itself regulated by the FERC, but its sole business will be the ownership of an interest in Independence, whose rates, services and other matters will be regulated by the FERC. For additional discussion of the Pipeline and Storage segment's rates and regulation, see Item 7 under the heading "Rate Matters," and
Item 8 at Note B-Regulatory Matters.

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

         In addition, the Company and its subsidiaries are subject to the same federal, state and local regulations on various subjects as other companies doing similar business in the same locations.

         This report occasionally refers collectively to the Utility segment and the Pipeline and Storage segment as the Regulated Operations.

         The Company's current operations other than the Utility segment and the Pipeline and Storage segment are not regulated as to prices or rates for services. Accordingly, this report occasionally refers collectively to the Exploration and Production segment and the Other Nonregulated segment as the Nonregulated Operations.

The Utility Segment

The Utility segment contributed approximately 52% of the Company's operating income before income taxes in 1997.

         Additional discussion of the Utility segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," in Item 7 "MD&A," and in Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Pipeline and Storage Segment

The Pipeline and Storage segment contributed approximately 31% of the Company's operating income before income taxes in 1997.

         Supply Corporation currently has service agreements for substantially all of its firm transportation capacity, which totals approximately 1,893 million cubic feet (MMcf) per day. The Utility segment has contracted for approximately 1,126 MMcf per day or 59% of that capacity until 2003 and continuing year-to-year thereafter. An additional 25% of that capacity is subject to firm contracts with nonaffiliated customers until 2003 or later.

         Supply  Corporation  has available for sale to customers  approximately
60.9 billion cubic feet (Bcf) of firm storage capacity. The Utility segment has contracted for 26.0 Bcf or 43% of that capacity, in service agreements with remaining initial terms of approximately 6 to 9 years and continuing year-to-year thereafter: 23.3 Bcf - 6 years; 2.0 Bcf - 9 years and 0.7 Bcf - 7 years. Nonaffiliated customers have contracted for the remaining 34.9 Bcf or 57% of firm storage capacity; 12.1 Bcf or 20% of total storage capacity is contracted by nonaffiliated customers until 2003 or later.

         The primary terms of current firm storage service agreements representing 23.3 Bcf of Supply Corporation's firm storage capacity contracted for by nonaffiliated customers expired in 1995. Service continues year-to-year and can be terminated or reduced by the customer on one year's notice. When such terminations or reductions occur, Supply Corporation has been able to remarket the storage service under firm contracts, at discounted rates. Currently, the Pipeline and Storage segment is actively marketing 3.3 Bcf of available storage capacity.

             Independence has filed with the FERC signed precedent agreements providing for firm transportation service totalling about 530,000 Dth/day for ten years, out of total proposed transportation capacity of about 900,000 Dth/day. The customer for 500,000 Dth/day of that total is DirectLink, which is owned by the sponsors of the Independence Pipeline.

         Additional discussion of the Pipeline and Storage segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Notes B-Regulatory Matters and I-Business Segment Information.

The Exploration and Production Segment

The Exploration and Production segment contributed approximately 18% of the Company's operating income before income taxes in 1997.

         Additional discussion of the Exploration and Production segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the heading "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments, I-Business Segment Information and L-Supplementary Information for Oil and Gas Producing Activities.

The Other Nonregulated Segment

The Other Nonregulated segment reduced the Company's operating income before income taxes slightly (less than 1%) in 1997. Corporate operations reduced the Company's operating income before income taxes by approximately 1%.

         Additional discussion of the Other Nonregulated segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments and I-Business Segment Information.

Sources and Availability of Raw Materials

Natural gas is the principal raw material for the Utility segment and some of the subsidiaries in the Other Nonregulated segment, as discussed below. Supply Corporation transports and stores gas owned by its customers, whose gas originates in the southwestern United States, Canada and Appalachia. SIP, through Independence, proposes to transport natural gas produced in Canada and in the midwestern United States. Highland and Seneca's timber operations rely to a large degree upon timber located on Seneca's lands, so that source and availability are not issues. The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as described in the Letter to Shareholders contained in this combined Annual

Report to Shareholders/Form 10-K, Item 7 "MD&A" and Item 8 at Notes I-Business Segment Information and L Supplementary Information for Oil and Gas Producing Activities.

         In 1997, the Utility segment purchased 138.8 Bcf of gas. Gas purchases from various producers and marketers in the southwestern United States under long-term (two years or longer) contracts accounted for 74% of these purchases. Purchases of gas in Canada under long-term contracts, purchases of gas in Canada and the United States on the spot market (contracts of less than a year) and purchases from Appalachian producers accounted for 3%, 21% and 2%, respectively, of the Utility segment's 1997 gas purchases. Gas purchases from Vastar
Resources, Inc. and Natural Gas Clearinghouse (both southwest gas under long-term contracts) represented 14% and 21%, respectively, of total 1997 gas purchases by the Utility segment. No other producer or marketer provided the Utility segment with 10% or more of its gas requirements in 1997.

         The Other Nonregulated segment needs natural gas for its marketing and Leidy's hub services, but is relatively indifferent as to the source.

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

Competition:  The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeastern United States and with other companies providing gas storage services. Supply Corporaton has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States, and provide part of the link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and midwestern regions of the United States. This location offers the opportunity for increased transportation and storage services in the future.1

             SIP, through Independence, is competing for customers with other proposed pipeline projects which would bring natural gas from the Chicago area to the growing Northeast and Mid-Atlantic U.S. markets. In combination with expansion projects of Transcontinental Gas Pipe Line Corporation and ANR Pipeline Company, Independence intends to provide the least-cost path for this service and will access the storage and market hub at Leidy, Pennsylvania.1 It is likely that not all of the proposed pipelines will go forward, and that the first project built will have an advantage over other proposed projects.1 Independence is attempting to be the first of the proposed projects approved by the FERC and the first built.1 Independence will also create opportunities for increased transportation and storage services by Supply Corporation.1

Competition:  The Exploration and Production Segment
The Exploration and Production segment competes with other gas and oil producers and marketers with respect to its sales of oil and gas. The Exploration and Production segment also competes, by competitive bidding and otherwise, with other oil and gas exploration and production companies of various sizes for leases and drilling rights for exploration and development prospects.

         To compete in this environment, the Exploration and Production segment originates and acts as operator on most prospects, minimizes risk of exploratory efforts through partnership-type arrangements, applies the latest technology for both exploratory studies and drilling operations and focuses on market niches that suit its size, operating expertise and financial criteria.

Competition:  The Other Nonregulated Segment
In the Other Nonregulated segment, NFR, NET and NIM, through DirectLink, compete with other marketers and energy management services providers. Leidy competes with other natural gas hub service providers. Highland competes with other sawmills in northwestern Pennsylvania. Horizon competes with other entities seeking to develop foreign and domestic energy projects.

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

         Volumes transported and stored by Supply Corporation may vary materially depending on weather, without materially affecting its earnings. Supply Corporation's rates are based on a straight fixed-variable rate design which allows recovery of all fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed only to reimburse the variable costs caused by actual transportation or storage of gas.

Capital Expenditures

A discussion of capital expenditures by business segment is included in Item 7 under the heading "Investing Cash Flow," subheading "Capital Expenditures."

Environmental Matters

A discussion of material environmental matters involving the Company is included in Item 8, Note H-Commitments and Contingencies.

Miscellaneous

The Company had 2,524 full-time employees at September 30, 1997, a decrease of 11.2% from the 2,843 employed at September 30, 1996.

         Agreements covering employees in collective bargaining units in New York were renegotiated in November 1997, effective December 1997, and are scheduled to expire in February 2001. Agreements covering most employees in collective bargaining units in Pennsylvania were renegotiated, effective April and May 1996, and are scheduled to expire in April and May 1999.

         The Company has numerous county and municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. The Company has regularly renewed such franchises at expiration and expects no difficulty in continuing to renew them.1


Executive Officers of the Company*

                                    Age as of        Current Company                           Date Elected To
         Name                        9/30/97            Positions                             Current Positions
         ----                       ---------        ---------------                          -----------------

Bernard J. Kennedy                      66           Chairman of the
                                                     Board of Directors.                      March 21, 1989
                                                     Chief Executive
                                                     Officer.                                 August 1, 1988
                                                     President.                               January 1, 1987
                                                     Director.                                March 29, 1978

Philip C. Ackerman                      53           Director.                                March 16, 1994
                                                     Senior Vice President.                   June 1, 1989
                                                     President of
                                                      Distribution Corporation.               October 1, 1995
                                                     Executive Vice President
                                                      of Supply Corporation.                  October 1, 1994
                                                     President of Horizon.                    September 13, 1995
                                                     President of certain
                                                      other subsidiaries of
                                                      the Company from prior
                                                      to 1992.

Richard Hare                            59           President of Supply
                                                      Corporation.                            June 1, 1989
                                                     Senior Vice President of
                                                      Penn-York Energy Corpor-
                                                      ation until its merger
                                                      into Supply Corporation
                                                      on July 1, 1994.                        June 1, 1989
                                                     President of SIP.                        September 22, 1997

James A. Beck                           50           President of Seneca.                     October 1, 1996**
                                                     President of NET.                        July 18, 1997
                                                     President of NIM.                        September 22, 1997

Joseph P. Pawlowski                     56           Treasurer.                               December 11, 1980
                                                     Senior Vice President of
                                                      Distribution Corporation.               February 20, 1992
                                                     Treasurer of
                                                      Distribution Corporation.               January 1, 1981
                                                     Treasurer of
                                                      Supply Corporation.                     June 1, 1985
                                                     Secretary of
                                                      Supply Corporation.                     October 1, 1995
                                                     Treasurer of SIP.                        September 22, 1997
                                                     Officer of certain other
                                                      subsidiaries of the
                                                      Company from prior
                                                      to 1992.

Gerald T. Wehrlin                       59           Controller.                              December 11, 1980
                                                     Senior Vice President of
                                                      Distribution Corporation.               April 1, 1991
                                                     Controller of Seneca.                    September 1, 1981
                                                     Secretary and Treasurer
                                                      of Leidy.                               September 1, 1993
                                                     Vice President
                                                      of Horizon.                             February 21,
                                                                                                  1997 ***
                                                     Officer  of  certain  other
                                                      subsidiaries     of    the
                                                      Company   from   prior  to
                                                      1992.


                                    Age as of        Current Company                           Date Elected To
         Name                        9/30/97            Positions                             Current Positions
         ----                       ---------        ---------------                          -----------------
Walter E. DeForest                      56           Senior Vice President of
                                                      Distribution Corporation.               August 1, 1993
                                                     President of Leidy.                      September 1, 1993

Bruce H. Hale                           48           Senior Vice President of                 February 21, 1997,
                                                      Supply Corporation.                      and from February
                                                                                               21, 1992 through
                                                                                               December 31,
                                                                                               1992.****
                                                     Vice President of Horizon.               September 13, 1995

Dennis J. Seeley                        54           Senior Vice President of
                                                      Distribution Corporation.               February 21, 1997
                                                                                               and from April 1,
                                                                                               1991 through
                                                                                               February 18,
                                                                                               1993 *****
David F. Smith                          44           Senior Vice President of
                                                      Distribution Corporation.               January 1, 1993
                                                     Secretary of
                                                      Distribution Corporation.               June 20, 1986
                                                     Officer of certain other
                                                      subsidiaries of the
                                                      Company from prior
                                                      to 1992.


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

*** Secretary and Treasurer of Horizon from September 13, 1995 through February 21, 1997.

**** Senior Vice President of Distribution Corporation from April 1, 1991 through February 20, 1992, and again from January 1, 1993 through February 21, 1997.

***** Senior Vice President of Supply Corporation from January 1, 1993 through February 21, 1997.


ITEM 2  PROPERTIES

General Information on Facilities

The investment of the Company in net property, plant and equipment was $1,819.4 million at September 30, 1997. Approximately 74% of this investment is in the Utility and Pipeline and Storage segments, which are primarily located in western New York and western Pennsylvania. The remaining investment in property, plant and equipment is mainly in the Exploration and Production segment, which is primarily located in the Gulf Coast, southwestern, western and Appalachian regions of the United States. During the past five years, the Company has made significant additions to plant in order to expand and improve transmission and distribution facilities for both retail and transportation customers and to augment the reserve base of oil and gas. Net plant has increased $403.0 million, or 28%, since 1992.

         The Utility segment has the largest net investment in property, plant and equipment, compared with the Company's other business segments. Its net investment in its gas distribution network (including 14,762 miles of distribution pipeline) and its services represent approximately 58% and 28%, respectively, of the Utility segment's net investment of $899.2 million.

         The Pipeline and Storage segment represents a net investment of $450.9 million in transmission and storage facilities at September 30, 1997. Transmission pipeline, with a net cost of $145.1 million, represents 32% of this segment's total net investment and includes 2,677 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 34 storage fields, 4 of which are jointly operated with certain pipeline suppliers, and 494 miles of pipeline. Included in the storage facilities net investment is $82.1 million of gas stored underground-noncurrent, representing the cost of the gas required to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 31 compressor stations with 70,550 installed compressor horsepower.

         The Exploration and Production segment had a net investment in properties amounting to $443.2 million at September 30, 1997. Of this amount, Seneca's net investment in oil and gas properties in the Gulf Coast/West Coast regions was $388.7 million, and Seneca's net investment in oil and gas properties in the Appalachian region aggregated $45.5 million.

         The Regulated Operations' facilities provided the capacity to meet its 1997 peak day sendout, including transportation service, of 2,047 MMcf, which occurred on January 17, 1997. Withdrawals from storage provided approximately 41% of the requirements on that day.

         Company maps, which are included on pages 1 and 2 of the paper copy of the combined Annual Report to Shareholders/Form 10-K, are narratively described in the Appendix to this electronic filing and are incorporated herein by reference.

Exploration and Production Activities

The information that follows is disclosed in accordance with SEC regulations, and relates to the Company's oil and gas producing activities. A further discussion of oil and gas producing activities is included in Item 8, Note L-Supplementary Information for Oil and Gas Producing Activities. Note L sets forth proved developed and undeveloped reserve information for Seneca. Supply Corporation holds reserves related to held for future use storage wells. Information on such reserves is included on Supply Corporation's Form 2 "Annual Report of Natural Gas Companies" filed with the FERC.

         Seneca is not regulated by the FERC, and thus is not required to file Form 2. Seneca's oil and gas reserves reported in Note L as of September 30, 1997, were estimated by Seneca's qualified geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis, Inc.

         The following is a summary of certain oil and gas information taken from Seneca's records:

Production

For the Year Ended September 30                    1997      1996      1995
-------------------------------                    ----      ----      ----

Average Sales Price per Mcf of Gas                $ 2.60    $ 2.35    $ 1.67

Average Sales Price per Barrel of Oil             $20.63    $19.50    $16.16

Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced              $ 0.35    $ 0.31    $ 0.44

Productive Wells

At September 30, 1997                     Gas          Oil
---------------------                     ---          ---

Productive Wells - gross                 1,806         269
                 - net                   1,718         221

Developed and Undeveloped Acreage

At September 30, 1997
---------------------

Developed Acreage   - gross     612,932
                    - net       538,368

Undeveloped Acreage - gross     886,398
                    - net       682,520

Drilling Activity
                                          Productive              Dry
                                      ------------------   ------------------
For the Year Ended September 30       1997   1996   1995   1997   1996   1995
                                      ----   ----   ----   ----   ----   ----

Net Wells Completed - Exploratory     4.21   4.22   4.32   3.49   7.35   0.27
                    - Development     1.84   8.02   6.16   1.60      0      0

Present Activities

At September 30, 1997
-----------------------------------------------------------------------------
Wells in Process of Drilling - gross     11.00
                             - net        7.23

There are currently no waterflood projects or pressure maintenance operations of material importance.

ITEM 3  Legal Proceedings

None

ITEM 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II
                                     -------

ITEM 5  Market for the Registrant's Common Stock and Related Shareholder
        Matters

Information regarding the market for the Registrant's common stock and related shareholder matters appears in Note D-Capitalization and Note K-Market for Common Stock and Related Shareholder Matters (unaudited), under Item 8 of this combined Annual Report to Shareholders/Form 10-K, and reference is made thereto.

         On July 1, 1997, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' service as directors during the quarter ended September 30, 1997, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

ITEM 6  Selected Financial Data

Year Ended September 30:              1997        1996        1995       1994        1993
-----------------------               ----        ----        ----       ----        ----
Summary of Operations (Thousands)
Operating Revenues                $1,265,812  $1,208,017    $975,496  $1,141,324  $1,020,382
                                  ----------  ----------    --------  ----------  ----------
Operating Expenses:
  Purchased Gas                      528,610     477,357     351,094     497,687     409,005
  Operation and Maintenance          288,026     309,206     292,505     291,390     283,230
  Property, Franchise and Other
    Taxes                            100,549      99,456      91,837     103,788      95,393
  Depreciation, Depletion and
    Amortization                     111,650      98,231      71,782      74,764      69,425
  Income Taxes - Net                  68,674      66,321      43,879      47,792      41,046
                                   ---------   ---------    --------  ----------  ----------
                                   1,097,509   1,050,571     851,097   1,015,421     898,099
                                   ---------   ---------    --------  ----------  ----------
Operating Income                     168,303     157,446     124,399     125,903     122,283
Other Income                           3,196       3,869       5,378       3,656       4,833
                                   ---------   ---------    --------  ----------  ----------
Income Before Interest Charges       171,499     161,315     129,777     129,559     127,116
Interest Charges                      56,811      56,644      53,883      47,124      51,899
                                   ---------   ---------    --------  ----------  ----------
Income Before Cumulative Effect      114,688     104,671      75,894      82,435      75,217
Cumulative Effect of Changes in
  Accounting                               -           -           -       3,237           -
                                   ---------    --------  ----------  ----------    --------
Net Income Available for Common
  Stock                             $114,688    $104,671    $ 75,894  $   85,672  $   75,217
                                    ========    ========    ========  ==========  ==========
Per Common Share Data
  Earnings                             $3.01       $2.78       $2.03      $2.32*       $2.15
  Dividends Declared                   $1.71       $1.65       $1.60      $1.56        $1.52
  Dividends Paid                       $1.70       $1.64       $1.59      $1.55        $1.51
  Dividend Rate at Year-End            $1.74       $1.68       $1.62      $1.58        $1.54

At September 30:
---------------

Number of Common Shareholders         20,267      21,640      21,429      22,465      22,893
                                      ======      ======    ========  ==========  ==========
Net Property, Plant and Equipment (Thousands)
Regulated:
  Utility                         $  889,216  $  855,161  $  822,764  $  787,794  $  754,466
  Pipeline and Storage               450,865     452,305     463,647     443,622     436,547
                                  ----------  ----------  ----------  ----------  ----------
                                   1,340,081   1,307,466   1,286,411   1,231,416   1,191,013
                                  ----------  ----------  ----------  ----------  ----------
Nonregulated:
  Exploration and Production         443,164     375,958     339,950     295,418     273,470
  Other                               36,110      26,167      22,690      18,579      16,209
                                  ----------  ----------  ----------  ----------  ----------
                                     479,274     402,125     362,640     313,997     289,679
                                  ----------  ----------  ----------  ----------  ----------
Corporate                                 11          15         131         137         122
                                  ----------  ----------  ----------  ----------  ----------
Total Net Plant                   $1,819,366  $1,709,606  $1,649,182  $1,545,550  $1,480,814
                                  ==========  ==========  ==========  ==========  ==========

Total Assets (Thousands)          $2,267,331  $2,149,772  $2,036,823  $1,980,806  $1,801,540
                                  ==========  ==========  ==========  ==========  ==========
Capitalization (Thousands)
Common Stock Equity               $  913,704  $  855,998  $  800,588  $  780,288  $  736,245
Long-Term Debt, Net of Current
  Portion                            581,640     574,000     474,000     462,500     478,417
                                  ----------  ----------  ----------  ----------  ----------
Total Capitalization              $1,495,344  $1,429,998  $1,274,588  $1,242,788  $1,214,662
                                  ==========  ==========  ==========  ==========  ==========

* 1994 includes Cumulative Effect of Changes in Accounting of $0.09, which resulted from the adoption of SFAS 109, "Accounting for Income Taxes" and SFAS 112, "Employers' Accounting for Postemployment Benefits".

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1997 Compared with 1996
National Fuel's earnings were $114.7 million, or $3.01 per common share, in 1997. This compares with earnings of $104.7 million, or $2.78 per common share, in 1996.

         The earnings increase in 1997 was attributable to higher earnings of the Company's Utility and Pipeline and Storage segments, as well as a reduction in losses of its Other Nonregulated segment, partly offset by lower earnings of the Exploration and Production segment.

         Utility earnings increased as a result of new rates effective in October 1996 and lower operation and maintenance(O&M) expense. Partly offsetting these positive impacts to earnings was warmer weather in 1997 compared with 1996, as well as the inclusion in 1996 earnings of a downward revision of estimated purchased gas costs for 1995. The Pipeline and Storage segment earnings increase was attributable to higher revenue from unbundled pipeline sales and open access transportation, as well as lower O&M expense for the year. In the Other Nonregulated segment, net losses in 1997 were significantly less than in 1996. The 1996 losses included expenses associated with the Company's withdrawal from participation in an international power project. Exploration and Production earnings decreased as a result of higher operation and depletion expense, which more than offset increased revenues resulting from increased prices and the slight increase in production.

1996 Compared with 1995
National Fuel's earnings were $104.7 million, or $2.78 per common share, in 1996. This compares with earnings of $75.9 million, or $2.03 per common share, in 1995.

         The earnings increase in 1996 was attributable to higher earnings of the Company's Exploration and Production, Utility, and Pipeline and Storage segments. The Other Nonregulated segment incurred losses in 1996 as compared with earnings in 1995.

         Exploration and Production earnings increased because of significant increases in natural gas and oil production combined with higher gas and oil prices. The earnings increase of the Utility segment reflects the positive impact of colder weather, new rates that became effective in September 1995 in both the New York and Pennsylvania jurisdictions, and the results of management's emphasis on controlling O&M expense. Also, purchased gas cost adjustments in the Utility segment's New York jurisdiction increased 1996 earnings. The Pipeline and Storage segment's earnings increase was attributable to a retroactive rate increase combined with the recording of a reserve for a storage project in 1995. Partly offsetting the increased earnings of the Pipeline and Storage segment were lower revenues related to unbundled pipeline sales and open access transportation. An early retirement offer to certain salaried, non-union hourly and union employees of both the Utility and Pipeline and Storage segments resulted in a reduction to 1996 earnings for both segments. The 1996 losses of the Other Nonregulated segment were mainly attributable to withdrawal from an international power project.

Operating Revenues
Year Ended September 30 (Thousands)           1997         1996       1995
-----------------------------------------------------------------------------
Utility
  Retail Revenues:
    Residential                            $  709,968  $  678,395    $569,603
    Commercial                                167,338     165,824     137,869
    Industrial                                 22,412      25,648      18,269
-----------------------------------------------------------------------------
                                              899,718     869,867     725,741
  Off-System Sales                             43,857      30,907      18,255
  Transportation                               49,285      49,180      37,183
  Other                                        (1,494)      4,372       4,885
-----------------------------------------------------------------------------
                                              991,366     954,326     786,064
-----------------------------------------------------------------------------
Pipeline and Storage
  Storage Service                              64,221      67,975      59,826
  Transportation                               92,858      92,401      88,766
  Other                                        15,615      16,177      15,995
-----------------------------------------------------------------------------
                                              172,694     176,553     164,587
-----------------------------------------------------------------------------
Exploration and Production                    119,260     114,462      56,232
Other Nonregulated                             83,915      68,930      57,075
-----------------------------------------------------------------------------
                                              203,175     183,392     113,307
-----------------------------------------------------------------------------
Less:  Intersegment Revenues                  101,423     106,254      88,462
-----------------------------------------------------------------------------

Total Operating Revenues                   $1,265,812  $1,208,017    $975,496
=============================================================================

Operating Income (Loss) Before Income
  Taxes
Year Ended September 30 (Thousands)            1997        1996        1995
------------------------------------------------------------------------------
Utility                                      $123,856    $115,257    $ 83,774
Pipeline and Storage                           73,523      72,914      67,884
Exploration and Production                     42,694      46,408      16,404
Other Nonregulated                               (743)     (8,581)      3,021
Corporate                                      (2,353)     (2,231)     (2,805)
------------------------------------------------------------------------------

Total Operating Income Before Income
  Taxes                                      $236,977    $223,767    $168,278
==============================================================================

System Natural Gas Volumes
Year Ended September 30 (billion cubic feet)     1997      1996      1995
-------------------------------------------------------------------------
Regulated Gas Sales
   Residential                                   85.7      90.7      79.9
   Commercial                                    22.6      24.9      22.2
   Industrial                                     5.1       6.0       4.8
   Off-System                                    14.1      11.1       9.4
-------------------------------------------------------------------------
                                                127.5     132.7     116.3
-------------------------------------------------------------------------
Nonregulated Gas Sales
   Gas Sales for Resale                             -         -       0.4
   Production (equivalent billion cubic feet)    50.0      49.2      25.4
-------------------------------------------------------------------------
                                                 50.0      49.2      25.8
-------------------------------------------------------------------------
Total Gas Sales                                 177.5     181.9     142.1
-------------------------------------------------------------------------
Transportation
  Utility                                        59.6      58.2      52.8
  Pipeline and Storage                          309.3     325.0     290.8
  Nonregulated                                    0.5       0.6       2.5
-------------------------------------------------------------------------
                                                369.4     383.8     346.1
-------------------------------------------------------------------------
Marketing Volumes                                21.0      20.2      18.8
-------------------------------------------------------------------------
Less Intra and Intersegment Volumes:
  Transportation                                160.4     157.7     154.2
  Production                                      4.3       4.8       5.0
  Gas Sales                                         -       0.8         -
  Marketing                                         -       0.1         -
-------------------------------------------------------------------------
                                                164.7     163.4     159.2
-------------------------------------------------------------------------
Total System Natural Gas Volumes                403.2     422.5     347.8
=========================================================================

Utility

Operating Revenues

1997 Compared with 1996
Operating revenues increased $37.0 million in 1997 compared with 1996. Despite lower sales volumes for residential, commercial and industrial customers (mainly due to weather that was, on average, 5.6% warmer than the prior year) revenues increased because of the pass through of increased gas costs, higher off-system sales and the general base rate increase of $7.2 million in Distribution Corporation's New York jurisdiction effective October 1, 1996. Gas costs were up due to a 7% increase in the average costs of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). The increase in off-system sales reflects the continued emphasis by Distribution Corporation to utilize available capacity on various upstream pipelines. While off-system sales contributed to the revenue increase, the margins on such sales, after sharing with customers, are minimal. Other operating revenues in 1997 were reduced by a $3.0 million cumulative refund provision to the Utility's customers for a 50% sharing of earnings over a predetermined amount in accordance with the New York rate settlement of July 1996.

1996 Compared with 1995
Operating revenues increased $168.3 million in 1996 compared with 1995. This increase reflects general rate increases in the New York and Pennsylvania rate jurisdictions, effective in September 1995, pass through of increased gas costs, higher transportation volumes and higher off-system sales. The base rate increases amounted to $14.2 million and $6.0 million in New York and Pennsylvania, respectively. The recovery of increased gas costs was due to higher gas sales volumes (mainly due to weather that was, on average, 16.7% colder than 1995 as well as a 25% increase in the average cost of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). Higher transportation volumes due to colder weather, new customers and increases in production at various manufacturing facilities also contributed to higher operating revenues. The increase in off-system sales reflects the continued utilization of Distribution Corporation's available capacity on various upstream pipelines. As noted above, the margins on such sales are minimal.

Operating Income

1997 Compared with 1996
Operating income before income taxes increased $8.6 million in 1997 compared with 1996. The increase resulted primarily from the increases in 1997 revenue discussed above combined with lower O&M expense partly offset by certain purchased gas costs adjustments, totalling $4.2 million, associated with lost and unaccounted-for gas in the New York Division of Distribution Corporation that lowered purchased gas expense in 1996. O&M expense decreased primarily as a result of an early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation that was effective October 1, 1996. The 1996 results included expenses for this retirement offer of $6.4 million. The 1997 results include $0.9 million of operating expenses associated with an early retirement offer to certain Pennsylvania operating union employees in 1997. O&M expense also decreased as a result of management's continued emphasis on controlling costs.

         The impact of weather on Distribution Corporation's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on pre-tax operating income and earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. In 1997, the WNC in New York resulted in a benefit to customers of $0.2 million as weather, overall, was colder than normal for the period of October 1996 through May 1997. Since the Pennsylvania rate jurisdiction does not have a

WNC, uncontrollable weather variations directly impact pre-tax operating income and earnings. In the Pennsylvania service territory, weather was 5.5% warmer than last year and 2.8% colder than normal. The warmer weather in 1997 compared with 1996 lowered pre-tax operating income by approximately $3.2 million.

1996 Compared with 1995
Operating income before income taxes increased $31.5 million in 1996 compared with 1995. The increase reflects higher gas revenue, as discussed above. It also reflects certain purchased gas cost adjustments associated with lost and unaccounted-for gas in Distribution Corporation's New York jurisdiction having a net impact of reducing purchased gas expense by $4.2 million. Partly offsetting the above increases was the impact of an early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation resulting in additional operating expenses in the Utility segment of $6.4 million in 1996. This offer was undertaken as a means to reduce future costs.

         In 1996, the WNC in New York resulted in a benefit to customers of $10.6 million as weather, overall, was colder than normal for the period of October 1995 through May 1996. In the Pennsylvania service territory, weather in 1996 was 17.1% colder than in 1995 and 8.1% colder than normal. The colder weather in 1996 compared with 1995 had a positive impact on the Pennsylvania rate jurisdiction's pre-tax operating income of approximately $7.6 million.

Degree Days
                                                        Percent (Warmer) Colder
                                                            in 1997    Than
                                                        -----------------------
Year Ended September 30         Normal     Actual          Normal      1996
-------------------------------------------------------------------------------
  1997:  Buffalo                6,690      6,793            1.5%      (5.7%)
         Erie                   6,223      6,395            2.8%      (5.5%)
-------------------------------------------------------------------------------
  1996:  Buffalo                6,728      7,203            7.1%      16.5%
         Erie                   6,258      6,764            8.1%      17.1%
-------------------------------------------------------------------------------
  1995:  Buffalo                6,693      6,181           (7.6%)    (11.4%)
         Erie                   6,128      5,774           (5.8%)    (14.2%)
-------------------------------------------------------------------------------

Purchased Gas
The cost of purchased gas is by far the Company's single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.

         Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and six other upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and three nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $4.26 per thousand cubic feet (Mcf) in 1997, an increase of 7% from the average cost of $3.98 per Mcf in 1996. The average cost of purchased gas in 1996 was 25% higher than the $3.19 per Mcf in 1995.

Pipeline and Storage

Operating Revenues

1997 Compared with 1996
Operating revenues decreased $3.9 million in 1997 compared with 1996. As discussed below, 1996 revenues reflected a rate increase which was retroactive to June 1, 1995. The retroactive rates added approximately $2.0 million to revenues in 1996 that related to 1995. The corresponding decrease in 1997 primarily impacted storage service revenues, which decreased by $3.8 million. In addition to the retroactive rate impact, storage service revenues decreased as a result of customers opting for more flexible services at discounted rates. A slight increase in transportation revenues primarily reflects an increase in surcharge adjustments. Other operating revenues decreased slightly as higher revenues from unbundled pipeline sales and open access transportation (an increase of $3.3 million) was more than offset by lower cashout revenue (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation's system by the customer's shipper). Cashout revenue decreased by $3.7 million. However, there is no earnings impact as cashout revenue is offset by an equal amount of purchased gas expense.

         While transportation volumes in this segment decreased 15.7 Bcf, the decrease in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

1996 Compared with 1995
Operating revenues increased $12.0 million in 1996 compared with 1995. Higher transportation and storage revenues reflect the impact of a $6.0 million rate increase effective on April 1, 1996 retroactive to June 1, 1995. The retroactive rates added approximately $2.0 million to revenues in 1996 that relate to 1995. Higher volumes of gas transported as well as certain surcharge adjustments also increased revenues in 1996. Other operating revenues increased only slightly, but include an increase of approximately $4.6 million related to cashout revenue mostly offset by a decrease of approximately $4.4 million related to unbundled pipeline sales and open access transportation.

Operating Income

1997 Compared with 1996
Operating income before income taxes increased $0.6 million in 1997 compared with 1996. This slight increase primarily reflects lower O&M expenses (including labor) combined with higher revenues related to unbundled pipeline sales and open access transportation. The cost of an early retirement offer to certain Pennsylvania operating union employees in 1997 resulted in $1.0 million of additional operating expenses. However, such expenses were $0.8 million less than the expenses associated with the 1996 early retirement offer, as discussed below. Partly offsetting these increases was the retroactive rate effect recorded in 1996 and lower storage service revenues, as discussed above.

1996 Compared with 1995
Operating income before income taxes increased $5.0 million in 1996 compared with 1995. This increase reflects the revenue increase discussed above as well as the recording of a $3.7 million reserve in the fourth quarter of 1995 for previously deferred preliminary survey and investigation charges for a storage project. Partly offsetting the increase was the impact of higher operating expenses, including an early retirement offer to certain salaried, non-union hourly and union employees of Supply Corporation resulting in additional operating expenses in the Pipeline and Storage segment of $1.8 million in 1996. This offer was undertaken as a means to reduce future costs.

Exploration and Production

Operating Revenues

1997 Compared with 1996
Operating revenues increased $4.8 million in 1997 compared with 1996. Gas revenues increased $9.4 million as a result of higher prices (the weighted average gas price increased $0.25 per Mcf) slightly offset by decreased natural gas production. Oil revenues increased $5.3 million as a result of increases in oil production and prices. The weighted average oil price increased $1.13 per barrel (bbl) (See tables below). The increase in oil production is the result of a full year of production in 1997 at Vermilion 252 compared with only seven months in 1996. Partly offsetting the increase in gas and oil revenue was the recognition of a pre-tax loss on hedging of approximately $21.5 million compared with a pre-tax loss of $11.8 million in 1996. Gains or losses on hedging activities are offset by lower or higher prices received for actual natural gas and crude oil production. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note F - Financial Instruments in
Item 8 of this report.

1996 Compared with 1995
Operating revenues increased $58.2 million in 1996 compared with 1995. Gas revenues increased $56.2 million as a result of an 85% increase in natural gas production and an increase in the weighted average gas price of $0.68 per Mcf. Oil revenues increased $22.0 million as a result of production, which was more than twice the prior year, and an increase in the weighted average oil price of $3.34 per bbl (See tables below). In 1995, natural gas and oil production was delayed when prices were low in order to preserve the value received for reserves. Increased production reflects offshore finds at West Cameron 552 and Vermilion 252 and the acquisition of West Delta Block 30 in September 1995, as well as production from the 1995 Hamp Lease acquisition in California. Partly offsetting the above increases in gas and oil revenues was the recognition of a pre-tax loss on hedging of approximately $11.8 million in 1996 compared with a pre-tax gain of $6.9 million in 1995. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note F - Financial Instruments in Item 8 of this report.

Production Volumes
Year Ended September 30           1997      1996      1995
-----------------------------------------------------------

Gas Production
(million cubic feet)
  Gulf Coast                     32,377    32,355    14,294
  West Coast                      1,135       990       840
  Appalachia                      5,074     5,422     5,808
-----------------------------------------------------------
                                 38,586    38,767    20,942
===========================================================

Oil Production
(thousands of barrels)
  Gulf Coast                      1,404     1,195       287
  West Coast                        490       533       433
  Appalachia                          8        14        19
-----------------------------------------------------------
                                  1,902     1,742       739
===========================================================

Weighted Average Prices*
Year Ended September 30           1997      1996      1995
-----------------------------------------------------------

Weighted Average Gas Price/Mcf
  Gulf Coast                      $2.60     $2.33     $1.56
  West Coast                      $1.79     $1.25     $1.33
  Appalachia                      $2.79     $2.65     $2.01
  Weighted Average Price          $2.60     $2.35     $1.67
-----------------------------------------------------------

Weighted Average Oil Price/bbl
  Gulf Coast                     $21.37    $20.45    $16.94
  West Coast                     $18.49    $17.41    $15.66
  Appalachia                     $21.28    $18.43    $15.72
  Weighted Average Price         $20.63    $19.50    $16.16

*Weighted average prices do not reflect gains or losses from hedging activities.

Operating Income

1997 Compared with 1996
Operating income before income taxes decreased $3.7 million in 1997 compared with 1996. This decrease reflects higher depletion expense and higher operating expenses (lease operating expenses, salary expenses and production taxes) due to increased activities, which more than offset the increase in revenues, discussed above.

1996 Compared with 1995
Operating income before income taxes increased $30.0 million in 1996 compared with 1995. This increase reflects the higher operating revenues discussed above, partly offset by higher depletion expense and higher operating expenses (lease operating expenses and production taxes) due to increased production.

Other Nonregulated

Operating Revenues

1997 Compared with 1996
Operating revenues increased $15.0 million in 1997 compared with 1996. The increase primarily reflects higher operating revenues from NFR, the Company's gas marketing subsidiary, and Highland, the Company's sawmill and timber subsidiary. NFR's operating revenues increased largely because of higher natural gas prices and an increase in marketing volumes. Also, NFR recognized a pre-tax gain on futures contracts of approximately $1.4 million during 1997 compared to a pre-tax gain of approximately $1.0 million in 1996. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note F - Financial Instruments in Item 8 of this report. Highland's operating revenues increased as a result of increased lumber sales resulting from the operation of a new lumber mill beginning in January 1997.

1996 Compared with 1995
Operating revenues increased $11.9 million in 1996 compared with 1995. The increase primarily reflects higher operating revenues from NFR, largely because of higher natural gas prices and an increase in marketing volumes. Also, NFR recognized a pre-tax gain on futures contracts of approximately $1.0 million during 1996 compared to a pre-tax gain of approximately $0.2 million in 1995. Offsetting this increase was a decrease in operating revenues from UCI, the Company's discontinued pipeline construction subsidiary.

Operating Income

1997 Compared with 1996
The Other Nonregulated segment experienced an operating loss before income taxes of $0.7 million in 1997 as compared with an operating loss before income taxes of $8.6 million in 1996. The decrease in operating loss relates primarily to expenses incurred in the prior year by Horizon, the Company's foreign and domestic energy projects subsidiary, relating to its withdrawal from participation in an international power project in August 1996. In 1997, Horizon sold its rights to this power project for approximately $2.8 million, including cash proceeds and the assumption of certain liabilities by the purchaser. As discussed below, the entire project was written off in 1996. Partly offsetting the lower losses of Horizon was increased depletion expenses in this segment's timber operations related to cutting timber with a higher cost.

1996 Compared with 1995
The Other Nonregulated segment experienced an operating loss before income taxes of $8.6 million in 1996 compared with operating income before income taxes of $3.0 million in 1995. Expenses incurred by Horizon were the main factors in this decrease. In August 1996, Horizon withdrew from participation in the development of a 151 megawatt power plant near Kabirwala, Punjab Province, in east-central Pakistan (Kabirwala Project). As a result of this withdrawal, certain pre-operating costs were charged to earnings. Total pre-tax charges in 1996 associated with the Kabirwala Project were approximately $9.0 million. UCI also experienced a significant decrease in operating income before income taxes as a result of discontinuing its pipeline construction operations late in 1995. NFR experienced an increase in operating income before income taxes based primarily on increased volumes marketed.

Income Taxes, Other Income and Interest Charges

Income Taxes
Income taxes increased $2.4 million and $22.4 million in 1997 and 1996, respectively, mainly because of an increase in pre-tax income.

Other Income
Other income decreased $0.7 million and $1.5 million in 1997 and 1996, respectively. The 1997 decrease resulted, in part, from certain nonrecurring items recorded in 1996 for Supply Corporation, including a gain on disposition of property, as well as interest income related to a retroactive rate settlement. In addition, the 1997 decrease reflects losses from Leidy Hub's equity investment in various gas hub partnerships and losses from Horizon's equity investment in Severoceske Teplarny, a.s. (SCT). The SCT losses relate to the period April 1997 (when Horizon made its initial equity investment in SCT) through September 30, 1997. Since SCT is a heating utility, it typically experiences losses during the summer months. The 1996 decrease resulted primarily because 1995 included a gain of $2.5 million recorded by UCI on the sale of its pipeline construction equipment. This was partly offset by the nonrecurring items, noted above, that were recorded in 1996.

Interest Charges
Interest on long-term debt increased $1.3 million in 1997; however, it did not change significantly in 1996 compared with 1995. The increase in 1997 can be attributed to a higher average amount of long-term debt outstanding in 1997, offset slightly by a lower average interest rate. Although there was a higher average amount of long-term debt outstanding in 1996 compared with 1995, this was almost completely offset by a lower average interest rate.

         Other interest charges decreased $1.1 million in 1997 and increased $2.8 million in 1996. The decrease in 1997 resulted primarily from lower interest expense on Amounts Payable to Customers offset in part by higher interest on short-term borrowings because of higher average amounts outstanding. The increase in 1996 resulted primarily from a higher average balance of outstanding short-term borrowings offset partly by a lower weighted average interest rate on such borrowings. Additionally, 1996 experienced an increase in interest expense as a result of higher interest on Amounts Payable to Customers.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
Year Ended September 30 (in millions)      1997      1996     1995
--------------------------------------------------------------------
Provided by Operating Activities          $294.7    $168.5   $174.4
Capital Expenditures                      (214.0)  (171.6)   (182.8)
Short-Term Debt, Net Change               (107.3)    52.1      35.1
Long-Term Debt, Net Change                  98.2     11.2       3.1
Issuance of Common Stock                     7.1      9.0       2.5
Common Dividends                           (64.3)   (61.2)    (59.2)
Investment in Unconsolidated
  Foreign Subsidiary                       (21.1)       -         -
Other Investing Activities                   1.4     (1.4)     10.6
--------------------------------------------------------------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments           $(5.3)    $6.6    $(16.3)
====================================================================

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

         Net cash provided by operating activities totalled $294.7 million in 1997, an increase of $126.2 million compared with the $168.5 million provided by operating activities in 1996. The majority of this increase occurred in the Utility segment as a result of an increase in cash receipts from gas sales and transportation service, a net increase in cash received as refunds from upstream pipelines, and lower O&M costs. Lower O&M costs in the Pipeline and Storage segment also contributed to the increase as did an increase in cash receipts from gas and oil sales in the Exploration and Production segment.

Investing Cash Flow

Capital Expenditures
Capital expenditures represent the Company's additions to property, plant and equipment and are exclusive of equity investments in corporations and/or partnerships. The Company's cash outlay for capital expenditures totalled $214.0 million in 1997. Noncash capital expenditures totalled $12.3 million in the Other Nonregulated segment and related to Seneca's issuance of long-term notes to third parties in exchange for land and timber. The table below presents these expenditures by business segment:

Year Ended September 30 (in millions)   1997
---------------------------------------------
Utility                                $ 66.9
Pipeline and Storage                     22.6
Exploration and Production              120.3
Other Nonregulated                       16.5
---------------------------------------------
                                       $226.3
=============================================

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

         The Exploration and Production segment spent approximately $96.6 million on its offshore program in the Gulf of Mexico, including offshore drilling expenditures, geological expenditures and lease acquisitions. Offshore exploratory and development drilling was concentrated on Ship Shoal 258, Vermilion 225, High Island 194, Main Pass 256, Main Pass 257, West Cameron 182, West Delta 30, West Cameron 540, Vermilion 309, Galveston 210, High Island A364 and High Island 179. Offshore lease acquisitions included South Marsh Island 122, Mustang Island 796 and 818 in Texas state waters and Eugene Island 9 and 91 in Louisiana state waters. Other offshore acquisitions included East Cameron 36, Visca Knowl 564, Oxy-High Island A356, Barrett-High Island A364 and Shell-High Island 179.

         Approximately $23.7 million was spent on the Exploration and Production segment's onshore program, including horizontal drilling in central Texas and developmental and exploratory drilling in California. In addition, acquisitions included leases in California and Wyoming.

         Other  Nonregulated   capital   expenditures   consisted  primarily  of
timberland purchases.

         The Company's estimated capital expenditures for the next three years are:1

Year Ended September 30 (in millions)      1998       1999      2000
--------------------------------------------------------------------
Utility                                   $51.9      $56.9     $55.9
Pipeline and Storage                       28.0       20.5      20.5
Exploration and Production                132.2      143.9     139.6
Other Nonregulated                          0.3        0.3       0.3
--------------------------------------------------------------------
                                         $212.4     $221.6    $216.3
====================================================================

         Estimated expenditures for the Utility segment during the next three years will be concentrated in the areas of main replacements and extensions, service line replacements and, to a minor extent, the installation of new services.1

         Estimated expenditures for the Pipeline and Storage segment in 1998 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines.1 Approximately $6.4 million is included in the 1998 budget for the Niagara Expansion Project, which would provide approximately 25,000 Dekatherms (Dth) per day of firm year-round capacity and 23,000 Dth per day of firm winter only capacity from the Niagara Falls, New York import point to interconnections at Leidy and Wharton, Pennsylvania.1

Supply Corporation began transportation service for the additional 25,000 Dth per day in November 1997 and has filed for Federal Energy Regulatory Commission
(FERC) approval concerning the 23,000 Dth per day expansion of firm winter only capacity. Supply Corporation anticipates receiving such FERC approval by April or May of 1998.1

         Supply Corporation also has a proposed 1999 Niagara Expansion Project (1999 Expansion), which would expand transportation capacity from the Canadian border at Niagara Falls, New York, to Leidy, Pennsylvania. Given the uncertain status of the 1999 Expansion, no amount has been included in the 1998 or 1999 budget as the timing of the "go ahead" for the 1999 Expansion will depend on several factors, including signed precedent agreements and FERC approval.1 A timetable has not been set for filing with the FERC.

         Estimated capital expenditures in 1998 for the Exploration and Production segment are approximately 10.0% higher than capital spending in 1997 as the Company sees significant opportunities for growth in this segment.1 These expenditures will be directed mainly toward developing Seneca's offshore and onshore prospects, reserve acquisitions and significantly expanding exploration activities.1 Approximately 75% of these expenditures will be directed offshore.1

         In November 1997, the Company signed a letter of intent with the Whittier Trust Company to purchase for cash properties in the Midway-Sunset and Lost Hills field in the San Joaquin Basin of California. This potential acquisition will complement the Exploration and Production segment's reserve mix, bringing its new potential reserve base to 58% oil and 42% gas.1 This potential acquisition would also provide the Exploration and Production segment with the opportunity to continue its focus of growth by increasing its activities in the domestic onshore areas.1 The purchase price of these properties is expected to be in the range of $130 million to $150 million and is dependent upon various factors, including acceptance by Trust participants and swapping of certain Coalinga field properties for additional properties in the Midway-Sunset fields.1 The Company anticipates financing this purchase with long-term debt.1 No amount for this potential acquisition has been included in the estimated capital expenditure table above.

         The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions.1

Investment in Unconsolidated Foreign Subsidiary
In 1997, Horizon's wholly owned subsidiary, Bruwabel, acquired a 36.8% equity interest in SCT. SCT is a company with district heating and power generation operations located in the northern part of the Czech Republic. For calendar 1996, SCT reported profits of approximately $5.0 million. Bruwabel paid $22.0 million, including legal and finders fees, for its 36.8% equity interest. Bruwabel received a dividend of $0.9 million from its investment in SCT during 1997.

         In December 1997, Bruwabel acquired an additional 34% equity interest in SCT for approximately $22.0 million, thus raising its total ownership to 70.8%. As such, Bruwabel will begin to consolidate SCT into its financial statements during the first quarter of 1998. The acquisition was financed with short-term borrowings.

         Bruwabel's investment in SCT is valued in Czech Korunas, and as such, this investment is subject to currency exchange risk when the Czech Korunas are translated into U.S. Dollars. During 1997, the Czech Koruna devalued in relation to the U.S. Dollar, resulting in a negative adjustment to stockholders equity in the amount of approximately $2.0 million. This amount is reported as a Cumulative Translation Adjustment in Common Stock Equity on the Consolidated Balance Sheet. If the Czech Koruna increases in value in relation to the U.S. Dollar, the $2.0 million Cumulative Translation Adjustment could reverse and potentially become a positive adjustment to Common Stock Equity. Management cannot predict whether the Czech Koruna will increase or decrease in value against the U.S. Dollar.1

Other Investing Activities
Other cash provided by or used in investing activities reflects cash received on the sale of the Company's investment in property, plant and equipment and cash used for other investments.

         In June 1997, the Company announced its intention to join as an equal partner in the Independence Pipeline Project, which is designed to bring gas from Defiance, Ohio to Leidy, Pennsylvania and is expected to cost $675 million.1 The Independence Pipeline Project as filed with the FERC will consist of approximately 370 miles of 36-inch diameter pipe with an initial capacity of approximately 900,000 Dth per day. In September 1997, the Company formed a new subsidiary, Seneca Independence Pipeline Company (SIP), which has agreed to purchase, upon receipt of regulatory approval, a one-third general partnership interest in Independence Pipeline Company, a Delaware general partnership. If the Independence Pipeline Project is not constructed, SIP's share of the development costs is estimated not to exceed $6.0 million to $8.0 million.1 It is expected that SIP will invest approximately $6.8 million in the partnership during 1998.1 SIP will most likely use short-term borrowings for the projected investments in 1998.1

         In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company, a subsidiary of El Paso Energy, regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana, at an estimated total cost of about $200 million.1 The MOU has been amended several times since then, and currently provides for the parties to (i) share past and future development costs for the Project through December 31, 1998, and
(ii) negotiate toward definitive agreements to form one or more 50-50 entities and to finance, develop, build, own and operate the Project. The FERC ruled in March 1997 that most of the Project would be jurisdictional, so additional regulatory filings would be necessary to construct and operate the Project. The parties will prepare and make those filings whenever justified by customer demand. If the MOU expires without any additional filings at the FERC, Supply Corporation's share of the development costs through December 31, 1998 is unlikely to exceed $1.2 million, of which Supply Corporation had paid about $0.9 million as of September 30, 1997.1 These paid costs are recorded in Deferred Charges on the Consolidated Balance Sheet at September 30, 1997. Supply Corporation is currently using short-term borrowings to finance the Project.

Financing Cash Flow
In order to meet the Company's capital requirements, cash from external sources must periodically be obtained through short-term bank loans and commercial paper, as well as through issuances of long-term debt and equity securities. The Company expects these traditional sources of cash to continue to supplement its internally generated cash during the next several years.1

         In August 1997, the Company issued $100.0 million of 6.214% medium-term
notes  due  in  August  2027.  After  reflecting   underwriting   discounts  and
commissions, the net proceeds to the Company amounted to $99.5 million.
Such proceeds were used to reduce short-term borrowings.

         In  November  1997,   the  Company   retired  $50.0  million  of  6.42%
medium-term notes. Short-term borrowings were used to retire these notes.

         The Company's embedded cost of long-term debt was 6.9% and 7.0% at September 30, 1997 and 1996, respectively.

         Consolidated short-term debt decreased $107.3 million during 1997. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering its long-term debt, as amended, the Company would have been permitted to issue up to a maximum of approximately $504.0 million in additional long-term unsecured indebtedness at September 30, 1997, in light of then current long-term interest rates. In addition, at September 30, 1997,the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $507.6 million of short-term debt.

         The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations and the requirements of the Company.1

         The Company, through Seneca, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During 1997, Seneca utilized natural gas and crude oil price swap agreements with notional amounts of 24.9 equivalent Bcf and 1,371,500 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pre-tax loss of approximately $21.5 million. This loss was offset by higher prices received for actual natural gas and crude oil production.

         At September 30, 1997, Seneca had natural gas price swap agreements outstanding with a notional amount of approximately 36.3 equivalent Bcf at prices ranging from $1.77 per Mcf to $2.55 per Mcf. The weighted average fixed price of these swap agreements is approximately $2.15 per Mcf. Seneca also had crude oil price swap agreements outstanding at September 30, 1997 with a notional amount of 1,026,000 equivalent bbl at prices ranging from $17.50 per bbl to $20.56 per bbl. The weighted average fixed price of these swap agreements is approximately $18.96 per bbl.

         The Company, through NFR, participates in the natural gas futures market to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures are not held for trading purposes. During 1997, NFR recognized a pre-tax gain of approximately $1.4 million related to such futures contracts. Since these futures contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are substantially offset by the related commodity transaction.

         At September 30, 1997, NFR had long positions in the futures market amounting to a notional amount of 7.4 Bcf at prices ranging from $2.04 per Mcf to $3.49 per Mcf. The weighted average contract price of these futures contracts is approximately $2.61 per Mcf. NFR had short positions in the futures market amounting to a notional amount of 2.3 Bcf at prices ranging from $2.06 per Mcf to $3.61 per Mcf. The weighted average contract price of these futures contracts is approximately $2.97 per Mcf.

         In addition, the Company has SEC authority to enter into certain interest rate swap agreements. For further discussion of the Company's derivative financial instruments, see disclosure in Note F - Financial Instruments under the heading "Derivative Financial Instruments" in Item 8 of this report.

         The Company's credit risk is the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations related to investments, such as temporary cash investments, cash surrender values of insurance contracts, and derivative financial instruments. The Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.1 See further discussion in Note F-Financial Instruments under the heading "Credit Risk" in Item 8 of this report.

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

Utility

New York Jurisdiction
In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding was approved by the Public Service Commission of the State of New York (PSC). Effective October 1, 1996 and October 1, 1997, Distribution Corporation received annual base rate increases of $7.2 million. The settlement did not specify a rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. As a result of this sharing mechanism, Distribution Corporation recorded an estimated cumulative refund provision to its customers of $3.0 million ($2.0 million after-tax) during the fourth quarter of 1997. The final amount owed to customers, if any, will not be known until the conclusion of the settlement period.

         In June 1997, the PSC issued an order requiring jurisdictional utilities to file plans to offer heating customers a fixed price service option for the coming winter heating season. The order also directed the utilities to submit proposals for increased supply diversity with a view toward fostering price stability. In August 1997, Distribution Corporation filed in its New York jurisdiction a plan to comply with the PSC's order and the PSC subsequently approved the plan in October 1997. The fixed price service option that was approved gives heating customers the opportunity to be guaranteed a fixed unit price for natural gas during the billing period of December 1997 through April 1998. The option was made available on a first-come, first-served basis to a maximum of 100,000 heating customers. Approximately 11,000 heating customers chose the fixed price service option, which will fix the monthly gas adjustment at $.13832 per hundred cubic feet, which is 20% less than the average gas adjustment experienced during the 1996 - 1997 heating season. However, this rate is higher than the gas adjustment experienced during the 1995 - 1996 heating season. Distribution Corporation locked in commodity prices for approximately 30% of the New York jurisdiction's planned purchases during the period of November 1997 through March 1998. Other components of heating customers rates will remain unchanged.

         New York's gas industry restructuring effort continues to develop at a slow pace. As of the end of September 1997, 14,000 small volume customers across the state chose aggregator services over their utility. In Distribution Corporation's service territory, 1,500 small volume customers (out of over 500,000) are purchasing gas from eight aggregators, for a total annual load of just over 1 Bcf. At the urging of the PSC, Distribution Corporation began to offer storage release service to aggregators on June 27, 1997. Currently, Distribution's is the only actual release storage service available in New York State. Whether aggregators find the service attractive enough to increase marketing activity remains to be seen.

Pennsylvania Jurisdiction
Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

         In April 1997, Distribution Corporation filed a proposal for a customer choice pilot program, called Energy Select, with the PaPUC. The PaPUC approved Energy Select in June 1997 and service commenced on October 1, 1997. Energy Select, which will last one and one-half years, allows approximately 19,000 small commercial and residential customers of Distribution Corporation in the greater Sharon, Pennsylvania area to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas. Distribution Corporation is not a supplier of gas in this pilot. Under Energy Select, Distribution Corporation will continue to deliver the gas to the customer's home or business and will remain responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. The Company's marketing affiliate, NFR, is a participating supplier in Energy Select.

         General  rate   increases  in  both  the  New  York  and   Pennsylvania
jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses.

State Regulatory Environment
The New  York  and  Pennsylvania  regulatory  commissions  continue  to  address restructuring  of the  gas  industry  in  response  to  the  FERC's  Order  636.
Distribution Corporation is working closely with the state regulatory commissions to resolve issues consistent with Distribution Corporation objectives. Current proceedings and other regulatory and legislative developments are discussed below:

New York
Generic Restructuring Proceeding. This proceeding is examining the appropriate retail or end-use impacts resulting from the FERC's Order 636 pipeline restructuring. On March 28, 1996, the PSC issued an order directing the state's local distribution companies (LDCs), including Distribution Corporation, to file additional tariff amendments regarding this proceeding. On April 30, 1996, Distribution Corporation submitted a filing, effective May 1, 1996 on a temporary basis, proposing to amend its services to provide a framework for small customer aggregation in compliance with the PSC's March 28, 1996 Order (Distribution Corporation already offers unbundled, flexible service to its commercial and industrial customers). The changes provide the option for all customers to choose from whom they want to buy gas, which could be Distribution Corporation, another utility, or a non-utility supplier or marketer. If a customer purchases gas from a supplier other than Distribution Corporation, the supplier would obtain and transport the gas to Distribution Corporation's pipeline system and Distribution Corporation would then deliver the gas to the customer. Distribution Corporation would continue to be responsible for maintaining its pipelines and responding to safety calls, but billing and other traditional services would be assumed by the alternate supplier. On September 12, 1996, the PSC issued an order approving the April 30, 1996 filing, subject to additional changes. Further revisions were filed as directed for an effective date of October 1, 1996. On June 27, 1997, Distribution Corporation's tariff was further amended to provide unbundled storage capacity to qualified marketers. Filed and approved in compliance with the PSC's restructuring orders, the service allows marketers to take release of Distribution Corporation's storage and transmission capacity in order to serve retail end users through the aggregation services described above. The service includes, to the extent necessary, inventory transfers at pre-determined prices.

         On September 4, 1997, the PSC issued an order addressing upstream capacity requirements for LDCs. In the PSC's March 28, 1996 order, the LDCs, including Distribution Corporation, were authorized to require converting sales customers (or their marketers) to take an allocation of upstream capacity for up to a three year period. The PSC stated that prior to the start of the third year (April 1998), each utility would be required to demonstrate "its efforts to relieve itself of excess capacity." The PSC further held that "we will address any issues of stranded costs then." The

September 4, 1997 order implements the third year review by directing the state's LDCs to, no later than April 1, 1998, submit plans addressing upstream capacity issues including stranded costs. Distribution Corporation is currently reviewing its portfolio of upstream capacity consistent with the provisions of the September 4, 1997 order.

         Also, on September 4, 1997, the PSC issued a notice inviting comments on a report prepared by the PSC Staff for the Department of Public Service entitled "The Future of the Natural Gas Industry" (Position Paper). Acknowledging that customer choice has not evolved as expected under the Generic Restructuring orders, the PSC Staff reaches the "fundamental conclusion" that "the most effective way to establish a robustly competitive market in gas supply is to separate the merchant and distribution functions." Toward that end, the Position Paper sets forth a variety of recommendations addressing issues such as upstream capacity, rate design, system reliability, market power, customer communication, social programs and taxes. The PSC Staff believes that a five year period is necessary for LDCs to transition out of the merchant business. On November 20, 1997, Distribution Corporation filed initial comments supporting the PSC Staff's proposal that LDCs exit the merchant function. Additional comments consistent with Distribution Corporation's objectives were offered on other issues raised in the Position Paper.

Pennsylvania
The PaPUC has not issued a generic rulemaking for industry restructuring, opting instead for a case-by-case approach promoting small customer aggregation programs including Distribution's Energy Select pilot described above. Two issues dealt with generically, however, are affiliate transactions and supplier fitness standards, for which the PaPUC adopted policy statements in June 1997. To the extent required, Distribution Corporation has already implemented procedures consistent with those policy statements.

         On the legislative front, a gas restructuring bill was introduced in 1997 proposing to amend the Public Utility Code to require that LDCs exit the merchant function in three years. Modeled after the 1996 electric competition law, House Bill 1068 (introduced in the Senate as S.943) would, if enacted, provide direct access to competitive markets for all retail gas customers. The Company is not able to predict the outcome of the bill.
However, it appears that the bill would not become law earlier than 1998.1

Pipeline and Storage

On October 31, 1994, Supply Corporation filed for an annual rate increase of $21.0 million, with a requested return on equity of 12.6%. In February 1996, the FERC approved a settlement authorizing an annual rate increase of approximately $6.0 million with a return on equity of 11.3%. The new rates were put into effect on April 1, 1996, retroactive to June 1, 1995. With this settlement, Supply Corporation agreed not to seek recovery for increased cost of service until April 1, 1998. Supply Corporation also agreed not to seek recovery of revenues related to certain terminated service from other storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Management has been successful in marketing and obtaining executed contracts for such terminated storage service and does not anticipate a problem in obtaining executed contracts for additional terminated storage service as it arises. 1

Other Matters

Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $9.3 million to $9.9 million.1 At September 30, 1997, Distribution Corporation has recorded the minimum liability of $9.3 million. The ultimate cost to Distribution Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of this report.

New Accounting Pronouncements. During 1997, the Financial Accounting Standards Board issued three new accounting pronouncements that will impact the Company:
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share"; SFAS 130, "Reporting Comprehensive Income"; and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." For further discussion, see disclosure in Note A - Summary of Significant Accounting Policies in Item 8 of this report.

Year 2000
As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. Management is in the process of finalizing a comprehensive review of its computer systems to identify the systems that could be affected and is developing a conversion plan to resolve the issue. The cost of upgrading systems will be expensed as incurred. Management estimates that such costs will be approximately $1.0 million.1

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of its capital spending and the regulated nature of two of its major operating segments.

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


ITEM 7A  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

ITEM 8  Financial Statements and Supplementary Data

Index to Financial Statements
-----------------------------
                                                                         Page
                                                                         ----
Financial Statements:

  Report of Independent Accountants                                       50

  Consolidated Statements of Income and Earnings Reinvested
   in the Business, three years ended September 30, 1997                  51

  Consolidated Balance Sheets at September 30, 1997 and 1996             52-53

  Consolidated Statement of Cash Flows, three years ended
   September 30, 1997                                                     54

  Notes to Consolidated Financial Statements                             55-57

  Financial Statement Schedules:
   For the three years ended September 30, 1997

     II-Valuation and Qualifying Accounts                                 77

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

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Buffalo, New York
October 24, 1997

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------



Year Ended September 30 (Thousands of
  Dollars, Except Per Common Share
  Amounts)                                     1997         1996         1995
                                               ----         ----         ----
Income
Operating Revenues                          $1,265,812   $1,208,017   $  975,496
                                            ----------   ----------   ----------

Operating Expenses
   Purchased Gas                               528,610      477,357      351,094
   Operation                                   262,328      282,795      266,786
   Maintenance                                  25,698       26,411       25,719
   Property, Franchise and Other Taxes         100,549       99,456       91,837
   Depreciation, Depletion and Amortization    111,650       98,231       71,782
   Income Taxes - Net                           68,674       66,321       43,879
                                            ----------   ----------   ----------
                                             1,097,509    1,050,571      851,097
                                            ----------   ----------   ----------

Operating Income                               168,303      157,446      124,399
Other Income                                     3,196        3,869        5,378
                                            ----------   ----------   ----------
Income Before Interest Charges                 171,499      161,315      129,777
                                            ----------   ----------   ----------

Interest Charges
   Interest on Long-Term Debt                   42,131       40,872       40,896
   Other Interest                               14,680       15,772       12,987
                                            ----------   ----------   ----------
                                                56,811       56,644       53,883
                                            ----------   ----------   ----------

Net Income Available for Common Stock          114,688      104,671       75,894

Earnings Reinvested in the Business
Balance at Beginning of Year                   422,874      380,123      363,854
                                            ----------   ----------   ----------
                                               537,562      484,794      439,748

Dividends on Common Stock                       64,967       61,920       59,625
                                            ----------   ----------   ----------

Balance at End of Year                      $  472,595   $  422,874   $  380,123
                                            ==========   ==========   ==========


Earnings Per Common Share                        $3.01        $2.78        $2.03
                                            ==========   ==========   ==========

Weighted Average Common Shares Outstanding  38,083,514   37,613,305   37,396,875
                                            ==========   ==========   ==========


                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



At September 30 (Thousands of Dollars)                  1997            1996
                                                        ----            ----
Assets
Property, Plant and Equipment                        $2,668,478      $2,471,063
  Less - Accumulated Depreciation,
  Depletion and Amortization                            849,112         761,457
                                                     ----------      ----------
                                                      1,819,366       1,709,606
                                                     ----------      ----------
Current Assets
  Cash and Temporary Cash Investments                    14,039          19,320
  Receivables - Net                                     107,417          96,740
  Unbilled Utility Revenue                               20,433          20,778
  Gas Stored Underground                                 29,856          34,727
  Materials and Supplies - at average cost               19,115          21,544
  Prepayments                                            17,807          27,872
                                                     ----------      ----------
                                                        208,667         220,981
                                                     ----------      ----------

Other Assets
  Recoverable Future Taxes                               91,011          88,832
  Unamortized Debt Expense                               23,394          25,193
  Other Regulatory Assets                                48,350          57,086
  Investment in Unconsolidated Foreign Subsidiary        18,887               -
  Deferred Charges                                       12,025           7,377
  Other                                                  45,631          40,697
                                                     ----------      ----------
                                                        239,298         219,185
                                                     ----------      ----------

                                                     $2,267,331      $2,149,772
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



At September 30 (Thousands of Dollars)                  1997            1996
                                                        ----            ----
Capitalization and Liabilities
Capitalization:
Common Stock Equity
  Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued and
    Outstanding - 38,165,888 Shares and 37,851,655
    Shares, Respectively                             $   38,166      $   37,852
  Paid In Capital                                       405,028         395,272
  Earnings Reinvested in the Business                   472,595         422,874
  Cumulative Translation Adjustment                      (2,085)              -
                                                     ----------      ----------
Total Common Stock Equity                               913,704         855,998
Long-Term Debt, Net of Current Portion                  581,640         574,000
                                                     ----------      ----------
Total Capitalization                                  1,495,344       1,429,998
                                                     ----------      ----------

Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                     92,400         199,700
  Current Portion of Long-Term Debt                     103,359               -
  Accounts Payable                                       74,105          64,610
  Amounts Payable to Customers                           10,516           4,618
  Other Accruals and Current Liabilities                 83,793          82,520
                                                     ----------      ----------
                                                        364,173         351,448
                                                     ----------      ----------
Deferred Credits
  Accumulated Deferred Income Taxes                     288,555         281,207
  Taxes Refundable to Customers                          19,427          21,005
  Unamortized Investment Tax Credit                      12,041          12,711
  Other Deferred Credits                                 87,791          53,403
                                                     ----------      ----------
                                                        407,814         368,326
                                                     ----------      ----------
Commitments and Contingencies                                 -               -
                                                     ----------      ----------

                                                     $2,267,331      $2,149,772
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements


                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------



Year Ended September 30 (Thousands of Dollars)                 1997       1996       1995
                                                               ----       ----       ----
Operating Activities
  Net Income Available for Common Stock                      $114,688   $104,671   $ 75,894
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Depreciation, Depletion and Amortization                111,650     98,231     71,782
      Deferred Income Taxes                                     3,800      3,907      8,452
      Other                                                     8,030      4,540        275
      Change in:
        Receivables and Unbilled Utility Revenue              (10,332)   (20,747)    16,034
        Gas Stored Underground and Materials and Supplies       7,300     (6,308)     5,733
        Prepayments                                            10,065      1,881     (9,144)
        Accounts Payable                                        9,495     10,768    (14,451)
        Amounts Payable to Customers                            5,898    (46,383)    12,287
        Other Accruals and Current Liabilities                 (2,120)    18,200     (1,305)
        Other Assets and Liabilities - Net                     36,188       (291)     8,804
                                                             --------   --------   --------

Net Cash Provided by Operating Activities                     294,662    168,469    174,361
                                                             --------   --------   --------

Investing Activities
  Capital Expenditures                                       (214,001)  (171,567)  (182,826)
  Investment in Unconsolidated Foreign Subsidiary             (21,075)         -          -
  Other                                                         1,429     (1,366)    10,646
                                                            ---------   --------   --------

Net Cash Used in Investing Activities                        (233,647)  (172,933)  (172,180)
                                                            ---------   --------   --------

Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                    (107,300)    52,100     35,100
  Net Proceeds from Issuance of Long-Term Debt                 99,500     99,650     99,099
  Reduction of Long-Term Debt                                  (1,310)   (88,500)   (96,000)
  Proceeds from Issuance of Common Stock                        7,074      8,956      2,555
  Dividends Paid on Common Stock                              (64,260)   (61,179)   (59,194)
                                                             --------   --------   --------

Net Cash Provided by (Used in) Financing Activities           (66,296)    11,027    (18,440)
                                                             --------   --------   --------

Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                   (5,281)     6,563    (16,259)

Cash and Temporary Cash Investments at Beginning of Year       19,320     12,757     29,016
                                                             --------   --------   --------

Cash and Temporary Cash Investments at End of Year           $ 14,039   $ 19,320   $ 12,757
                                                             ========   ========   ========


                 See Notes to Consolidated Financial Statements




                            National Fuel Gas Company
                   Notes to Consolidated Financial Statements


Note A - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated where appropriate.

         The Company currently uses the equity method of accounting for its investment in Severoceske Teplarny, a.s. (SCT). In 1997, Horizon's wholly-owned subsidiary, Beheer-En Beleggingsmaatschappij Bruwabel, B.V. (Bruwabel) acquired a 36.8% equity interest in SCT.

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

Regulation
Two of the Company's principal subsidiaries, Distribution Corporation and Supply
Corporation, are subject to regulation by state and federal authorities having jurisdiction. Distribution Corporation and Supply Corporation have accounting policies which conform to generally accepted accounting principles, as applied to regulated enterprises, and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. Reference is made to Note B - Regulatory Matters for further discussion.

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

         Oil and gas exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange
Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value of estimated future net revenues from the production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect (the full-cost ceiling). The present value of estimated future net revenues is computed based on end-of-year prices adjusted for contracted price changes. At September 30, 1997, Seneca's capitalized costs under the full-cost method of accounting were well below the full-cost ceiling. There are certain factors, including price declines, which could lower the full-cost ceiling and cause an impairment of Seneca's oil and gas assets.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization are computed by application of either the straight-line method or the gross revenue method, in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, over the period of estimated gross revenues from proved reserves. The costs of unevaluated oil and gas properties are excluded from this computation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. The provisions for depreciation, depletion and amortization, as a percentage of average depreciable property were 4.6% in 1997, 4.4% in 1996 and 3.5% in 1995.

Gas Stored Underground - Current
Gas stored underground - current is carried at lower of cost or market, on a last-in, first-out (LIFO) method. Under present regulatory practice, the liquidation of a LIFO layer is reflected in future gas cost adjustment clauses.
Based upon the average price of spot market gas purchased in September 1997, including transportation costs, the current cost of replacing the inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $47.6 million at September 30, 1997.

Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related issues. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation
The  functional  currency  for the  Company's  foreign  operations  is the Czech
Koruna. The translation from the Czech Koruna to U. S. Dollars is performed for balance sheet accounts by using current exchange ratios in effect at the balance sheet date, and for revenue and expense accounts by using an average exchange rate during the period. The resultant translation adjustment is reported as a Cumulative Translation Adjustment, a separate component of Common Stock Equity.





Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. Investment Tax Credit, prior to its repeal in 1986, was deferred and is being amortized over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction.

Financial Instruments
The Company, in its Exploration and Production segment and natural gas marketing operations utilizes price swap agreements and natural gas futures, respectively, to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. Gains or losses from the price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. Gains or losses from natural gas futures are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income. Reference is made to Note F -
Financial Instruments for further discussion.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Interest paid in 1997, 1996 and 1995 was $52.4 million, $54.8 million and $53.5 million, respectively. Net income taxes paid in 1997, 1996 and 1995 were $69.2 million, $60.8 million and $34.6 million, respectively.

Earnings Per Common Share
Earnings per common share are calculated using the weighted average number of shares outstanding during each fiscal year. Common stock equivalents in the form of stock options do not have a material dilutive effect on earnings per common share.

New Accounting Pronouncements

Earnings Per Share
In February  1997,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial  Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 replaces the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per
Share" (APB 15). SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such additional shares are added to the denominator of the basic EPS calculation in order to calculate diluted EPS.

         The Company is required to adopt SFAS 128 in the first quarter of 1998.
Earlier application is not permitted and restatement of all prior period EPS data presented is required. The Company does not believe that common stock equivalents in the form of stock options will have a material dilutive effect on its EPS under SFAS 128. However, since SFAS 128 eliminated the 3% materiality threshold of APB 15, diluted EPS will be disclosed as required by SFAS 128.

Comprehensive Income
In June 1997, the FASB issued SFAS 130, "Reporting  Comprehensive  Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income, as described in SFAS 130, includes Net Income Available for Common Stock as well as items under existing  accounting  standards that are
reported  as  adjustments  to   stockholders'   equity.   Such   adjustments  to
stockholders' equity include foreign currency translation  adjustments,  minimum pension  liability  adjustments  and  unrealized  gains and  losses  on  certain investments in debt and equity securities.

         The Company is required to adopt SFAS 130 in the first quarter of 1999.
However, earlier application is permitted. The Company is currently in the process of determining how it will present comprehensive income and its components within the guidelines established by SFAS 130. SFAS 130 requires restatement of prior period financial statements for comparability.

Business Segment Information
In June 1997,  the FASB  issued  SFAS 131,  "Disclosures  about  Segments  of an
Enterprise and Related Informtion" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
Generally, SFAS 131 requires reporting segment information under a management approach. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a
Business Enterprise," but retains the requirement to report information about major customers.

         The Company is required to adopt SFAS 131 in its annual report for 1999. However, earlier application is permitted. In the second year of application, SFAS 131 will be applied to interim periods. The Company is currently in the process of determining how SFAS 131 will impact its segment reporting. SFAS 131 would require restatement of prior period financial statements for comparability.

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

At September 30 (Thousands)                                 1997       1996
                                                            ----       ----

Regulatory Assets:
Recoverable Future Taxes (Note C)                         $ 91,011   $ 88,832
Unamortized Debt Expense (Note A)                           18,603     20,319
Pension and Post-Retirement Benefit Costs (Note G)          24,200     22,259
Order 636 Transition Costs*                                  5,015     14,256
Gathering Plant                                              7,675      9,868
Environmental Clean-up (Note H)                              8,697      8,144
Other                                                        2,763      2,559
                                                          --------   --------
     Total Regulatory Assets                               157,964    166,237
                                                          --------   --------

Regulatory Liabilities:
Amounts Payable to Customers (Note A)                       10,516      4,618
New York Rate Settlement                                    22,232      1,675
Taxes Refundable to Customers (Note C)                      19,427     21,005
Pension and Post-Retirement
  Benefit Costs (Note G)                                    10,446      4,665
Other                                                        1,538        541
                                                          --------   --------
     Total Regulatory Liabilities                           64,159     32,504
                                                          --------   --------

Net Regulatory Position                                   $ 93,805   $133,733
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

New York Rate Settlement
The New York jurisdiction of Distribution Corporation entered into a rate settlement with the Public Service Commission of the State of New York (PSC) during 1996. The settlement acknowledged that Distribution Corporation may incur expenses above those included in the current rate structure for certain specific items. The settlement allows Distribution Corporation to utilize certain refunds from upstream pipeline companies and certain credits to offset such additional expenses. At September 30, 1997 and 1996, such refunds and credits combined amounted to $19.2 million and $1.7 million, respectively. At the end of the settlement period, if such refunds or credits exceed the specified additional expenses, the excess amount would be passed back to the customers.

         The settlement also provided that earnings above a 12% return on equity
(excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. As a result of this sharing mechanism, Distribution Corporation recorded an estimated cumulative refund provision to its customers of $3.0 million during the fourth quarter of 1997 related to the two years ended
September 30, 1997. The final amount owed to customers, if any, will not be known until the conclusion of the settlement period.





Note C - Income Taxes

The  components of federal and state income taxes  included in the  Consolidated
Statement of Income are as follows:

Year Ended September 30 (Thousands)                  1997     1996     1995
                                                     ----     ----     ----

Operating Expenses:
  Current Income Taxes -
    Federal                                         $57,807  $55,148  $30,522
    State                                             7,067    7,266    4,905

  Deferred Income Taxes                               3,800    3,907    8,452
                                                    -------  -------  -------
                                                     68,674   66,321   43,879

Other Income:
  Deferred Investment Tax Credit                       (665)    (665)    (672)
                                                    -------  -------  -------

Total Income Taxes                                  $68,009  $65,656  $43,207
                                                    =======  =======  =======

         Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes.
The following is a reconciliation of this difference:

Year Ended September 30 (Thousands)              1997       1996       1995
                                                 ----       ----       ----

Net Income Available for Common Stock          $114,688   $104,671   $ 75,894
Total Income Taxes                               68,009     65,656     43,207
                                               --------   --------   --------

Income Before Income Taxes                     $182,697   $170,327   $119,101
                                               ========   ========   ========

Income Tax Expense, Computed at Federal
  Statutory Rate of 35%                         $63,944    $59,614    $41,685
Increase (Reduction) in Taxes Resulting from:
  Current State Income Taxes,
    Net of Federal Income Tax Benefit             4,594      4,723      3,188
  Depreciation                                    2,560      2,499      2,397
  Miscellaneous                                  (3,089)    (1,180)    (4,063)
                                                -------    -------    -------

Total Income Taxes                              $68,009    $65,656    $43,207
                                                =======    =======    =======

         Significant components of the Company's deferred tax liabilities and assets were as follows:

At September 30 (Thousands)                        1997            1996
                                                   ----            ----
Deferred Tax Liabilities:
  Excess of Tax Over Book Depreciation           $190,913        $182,271
  Exploration and Intangible Well
    Drilling Costs                                117,759          98,293
  Other                                            62,189          67,030
                                                 --------        --------
    Total Deferred Tax Liabilities                370,861         347,594
                                                 --------        --------

Deferred Tax Assets:
  Overheads Capitalized for Tax Purposes          (19,406)        (16,289)
  Other                                           (62,900)        (50,098)
                                                 --------        --------
    Total Deferred Tax Assets                     (82,306)        (66,387)
                                                 --------        --------

    Total Net Deferred Income Taxes              $288,555        $281,207
                                                 ========        ========





         SFAS 109, "Accounting for Income Taxes" (SFAS 109), requires the recognition of regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers. These amounted to $19.4 million and $21.0 million at September 30, 1997 and 1996, respectively. Also, SFAS 109 requires the recognition of additional deferred income taxes not previously recorded because of prior ratemaking practices. Substantially all of these deferred taxes relate to property, plant and equipment and related investment tax credits and will be amortized consistent with the depreciation and amortization of these accounts. The additional deferred taxes and corresponding regulatory assets, representing future amounts collectible from customers in the ratemaking process, amounted to $91.0 million and $88.8 million at September 30, 1997 and 1996, respectively.





Note D - Capitalization

Summary of Changes in Common Stock Equity
                                                     Earnings
                                            Paid    Reinvested  Cumulative
(Thousands, Except       Common   Stock      In       in the    Translation
Per Share Amounts)       Shares   Amount   Capital   Business   Adjustment
                         ------   ------   -------  ----------  -----------

Balance at
  September 30, 1994     37,278  $37,278  $379,156   $363,854       $     -
Net Income Available
  for Common Stock                                     75,894
Dividends Declared on
  Common Stock
  ($1.60 Per Share)                                   (59,625)
Common Stock Issued
  Under Stock and
  Benefit Plans             156      156     3,875
                         ------  -------  --------   --------       -------

Balance at
  September 30, 1995     37,434   37,434   383,031    380,123             -
Net Income Available
  for Common Stock                                    104,671
Dividends Declared
  on Common Stock
  ($1.65 Per Share)                                   (61,920)
Common Stock Issued
  Under Stock and
  Benefit Plans             418      418    12,241
                         ------  -------  --------   --------       -------

Balance at
  September 30, 1996     37,852   37,852   395,272    422,874             -
Net Income Available
  for Common Stock                                    114,688
Dividends Declared
  on Common Stock
  ($1.71 Per Share)                                   (64,967)
Cumulative Translation
  Adjustment                                                         (2,085)
Common Stock Issued
  Under Stock and
  Benefit Plans             314      314     9,756
                         ------  -------  --------   --------       -------

Balance at
  September 30, 1997     38,166  $38,166  $405,028   $472,595*      $(2,085)
                         ======  =======  ========   ========       =======

* The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 1997, $398.2 million of accumulated earnings was free of such limitations.

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

         The Company also has a Director Stock Plan under which it issues shares of Company common stock to its non-employee directors as partial consideration for service as directors.





Shareholder Rights Plan
In 1996, the Company's Board of Directors adopted a shareholder rights plan and declared a dividend of one right (Right) for each share of common stock held by the shareholders of record on July 31, 1996. The Rights become exercisable ten days after actions that result or could result in the acquisition by a person or entity of 10% or more of the Company's voting stock. If the Rights become exercisable, each Company stockholder, except an acquirer, will be able to exercise a Right and receive common stock (or, in certain cases, cash, property or other securities) of the Company, or common stock of the acquirer, having a market value equal to twice the Right's then current purchase price. If a Right were currently exercisable, it would entitle a Company stockholder, other than an acquirer, to purchase $130 worth of Company common stock (or the common stock of the acquirer) for $65.

         The Company is able to exchange the Rights at an exchange ratio of one share of common stock per Right. It also is able to redeem, in whole but not in part, the Rights at a price of $0.01 per Right anytime until ten days after an acquirer announces that it has acquired or has the right to acquire 10% or more of the Company's voting stock. All Rights expire on July 31, 2006.

Stock Option and Stock Award Plans
The Company's 1997 Award and Option Plan (1997 Plan) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The 1993 Award and Option Plan (1993 Plan) provided for the issuance of the same type of awards and options as the 1997 Plan. The 1983 Incentive
Stock Option Plan (1983 Plan) provided for the issuance of incentive stock options to key employees. The 1984 Stock Plan (1984 Plan) provided for awards of restricted stock, nonqualified stock options and stock appreciation rights to key employees. Stock options under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant.

         In October 1995, the FASB issued SFAS 123,  "Accounting for Stock-Based
Compensation" (SFAS 123). In 1996, the Company adopted the disclosure provision of SFAS 123 but opted to remain under the expense recognition provisions of APB
Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and stock award plans. For the years ended September 30, 1997, 1996 and 1995, no compensation expense was recognized for options granted under these plans. Compensation expense related to stock appreciation rights and restricted stock under these stock plans was $8.1 million, $6.7 million and $1.4 million for the years ended September 30, 1997, 1996 and 1995, respectively. Had compensation expense for stock options granted under the Company's stock plans been determined based on fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                      1997                          1996
-----------------------------------------------------------------------------
Net Income (Thousands):
     As reported                      $114,688                      $104,671
     Pro Forma                        $110,506                      $104,322

Earnings per Common Share:
     As reported                      $3.01                         $2.78
     Pro Forma                        $2.90                         $2.77

         The above 1996 pro forma amount relates only to options granted since the beginning of 1996. Had SFAS 123 been effective prior to 1996, the fair value of options granted in 1995 but vesting in 1996 would have further reduced 1996 pro forma net income and earnings per share by $1.0 million and $0.03, respectively.





         Transactions involving option shares for all three plans are summarized as follows:

                                           Number of
                                         Shares Subject     Weighted Average
                                           to Option         Exercise Price
----------------------------------------------------------------------------
Outstanding at September 30, 1994          1,167,337             $26.80
Granted in 1995                              362,100             $27.94
Exercised in 1995*                           (17,615)            $19.46
Forfeited in 1995                            (11,532)            $31.00
----------------------------------------------------------------------------
Outstanding at September 30, 1995          1,500,290             $27.13
Granted in 1996                              487,750             $34.44
Exercised in 1996*                          (195,321)            $22.72
Forfeited in 1996                            (19,468)            $27.90
----------------------------------------------------------------------------
Outstanding at September 30, 1996          1,773,251             $29.62
Granted in 1997                              678,750             $39.61
Exercised in 1997*                          (274,655)            $25.80
Forfeited in 1997                             (3,000)            $36.81
----------------------------------------------------------------------------
Outstanding at September 30, 1997          2,174,346             $33.21
----------------------------------------------------------------------------
Option shares exercisable
  at September 30, 1997                    1,495,596             $30.31
Option shares available for future
  grant at September 30, 1997**            1,401,270
----------------------------------------------------------------------------

*    In connection with exercising  these options,  117,326;  77,679;  and 3,192
     shares  were   surrendered   and  canceled  during  1997,  1996  and  1995,
     respectively.
**   Including shares available for restricted stock grants.

         The weighted average fair value per share of options granted in 1997 and 1996 was $7.66 and $5.58, respectively. These weighted average fair values were estimated on the date of grant using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following weighted average assumptions for 1997 and 1996, respectively: quarterly dividend yield of 1.06% and 1.22%, annual expected return of 16.25% and 12.83%, annual standard deviation (volatility) of 16.76% and 15.62%, risk free rate of 6.58% and 6.28%, and expected term of 5.0 years and 5.5 years.

         The following table summarizes information about options outstanding at September 30, 1997:



                     Options Outstanding                             Options Exercisable
--------------------------------------------------------------  -----------------------------
                   Number     Weighted Average    Weighted        Number
   Range of      Outstanding     Remaining         Average      Exercisable  Weighted Average
Exercise Prices  at 9/30/97   Contractual Life  Exercise Price  at 9/30/97    Exercise Price
---------------  -----------  ----------------  --------------  -----------  ----------------
$18.00 - $25.19     307,941     3.90 years          $24.03         307,941        $24.03
$27.94 - $41.63   1,866,405     8.25 years          $34.73       1,187,655        $31.94


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

         The following table summarizes the awards of restricted stock over the past three years:

                                         1997        1996        1995
-----------------------------------------------------------------------
Shares of Restricted Stock Awarded       6,300       8,000       8,000

Weighted Average Market Price of
  Stock on Award Date                    $40.875     $36.81      $26.00
-----------------------------------------------------------------------

         As of September 30, 1997, 121,962 shares of non-vested restricted stock were outstanding. Vesting restrictions will lapse on 107,662 of these shares on January 2 of each year as follows: 1998 - 18,916 shares; 1999 - 20,916 shares; 2000 - 22,916 shares; 2001 - 24,914 shares; 2002 - 8,000 shares; 2003 - 6,000 shares; 2004 - 4,000 shares; and 2005 - 2,000 shares. For restricted stock awarded before 1996, generally, the restrictions on transferability do not lapse until the earliest of (a) six years from the date the vesting restrictions lapse; (b) the recipient's attainment of age 65; or (c) the recipient's death. For the 8,000 shares of restricted stock awarded in 1996, all restrictions will lapse on one-fourth of such shares on each September 26, 2003 through 2006. For the 6,300 shares of restricted stock awarded in 1997, all restrictions respecting 5,300 shares will lapse on December 13, 1999 and all restrictions respecting 1,000 shares will lapse on December 13, 2003.

Redeemable Preferred Stock
As of September 30, 1997, there were 3,200,000 shares of $25 par value Cumulative Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:
At September 30 (Thousands)                  1997        1996
                                             ----        ----
Debentures:
  7-3/4% due February 2004                 $125,000    $125,000

Medium-Term Notes:
  6.42% due November 1997                    50,000      50,000
  6.08% due July 1998                        50,000      50,000
  5.58% due March 1999                      100,000     100,000
  7.25% due July 1999                        50,000      50,000
  6.60% due February 2000                    50,000      50,000
  7.395% due March 2023                      49,000      49,000
  8.48% due July 2024*                       50,000      50,000
  7.375% due June 2025                       50,000      50,000
  6.214% due August 2027**                  100,000           -
                                           --------    --------

                                            674,000     574,000
Other Notes                                  10,999           -
                                           --------    --------
                                            684,999     574,000
Less Current Portion                        103,359           -
                                           --------    --------

                                           $581,640    $574,000
                                           ========    ========
* Callable beginning July 1999.
** Putable beginning August 2002.

Other Notes In January and April 1997, Seneca issued three notes to third parties totaling $12.3 million in connection with its acquisition of timber properties. As shown in the table above, the remaining principal amount on such notes is approximately $11.0 million at September 30, 1997. All notes have an interest rate of 6.75%. The principal amount will be paid in installments over the term of the notes which mature in January 1999, October 1999 and June 2001.

         The aggregate principal amounts of long-term debt maturing for the next five years are: $103.4 million in 1998, $153.7 million in 1999, $52.2 million in 2000, $1.6 million in 2001 and none in 2002 (subject to the put of $100 million).

         The amounts and timing of the issuance and sale of debt securities will depend on market conditions, regulatory authorizations, and the requirements of the Company.

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

         The Company also has authorization to issue as much as $300.0 million of commercial paper from time to time, but is not likely to exceed $130.0 million because of the terms of the revolving credit arrangement discussed below. Unless the Company receives additional regulatory authority, its borrowings under its discretionary lines of credit, or through the issuance of commercial paper, may not exceed $600.0 million in the aggregate.

         Additionally,   the  Company  has  entered  into  an   agreement   that
establishes a 364-day committed revolving credit arrangement with five commercial banks, under which it may borrow as much as $130.0 million. This arrangement may be utilized for general corporate purposes, primarily to support the issuance of commercial paper. The Company pays a fee to maintain this arrangement, and may borrow through this arrangement under four interest rate options. If amounts are borrowed under this arrangement, the $600.0 million available for borrowing under the discretionary lines of credit is correspondingly reduced. No borrowings were made under this arrangement during the fiscal year ended September 30, 1997.

         At September 30, 1997, the Company had outstanding notes payable to banks and commercial paper of $32.4 million and $60.0 million, respectively. At September 30, 1996, the Company had outstanding notes payable to banks and commercial paper of $109.7 million and $90.0 million, respectively.

         The weighted average interest rate on notes payable to banks was 6.12% and 5.63% at September 30, 1997 and 1996, respectively. The weighted average interest rate on commercial paper was 5.64% and 5.56% at September 30, 1997 and 1996, respectively.

Note F - Financial Instruments

Fair Values
The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

At September 30 (Thousands)               1997                    1996
                                  -------------------     -------------------
                                  Carrying     Fair       Carrying     Fair
                                   Amount      Value       Amount      Value
                                  --------     -----      --------     -----

Long-Term Debt                    $684,999   $704,409     $574,000   $572,001
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

Investments
Other assets consist principally of cash surrender values of insurance contracts. The cash surrender values of these insurance contracts amounted to $35.7 million and $31.6 million at September 30, 1997 and 1996, respectively. The insurance contracts were established as a funding mechanism for various benefit obligations the Company has to certain employees.

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

         The following summarizes the Company's settlements under price swap agreements during 1997, 1996 and 1995:


Year Ended September 30                 1997             1996             1995
                                   ---------------  ---------------  ---------------
Natural Gas Swap Agreements:
  Notional Amount - Equivalent
    Billion Cubic Feet (Bcf)                  24.9             23.0             16.3
  Range of Fixed Prices per
    Thousand Cubic Feet (Mcf)        $1.71 - $2.10    $1.71 - $3.05    $1.74 - $2.39
  Weighted Average Fixed Price
    per Mcf                                  $1.92            $1.91            $2.03
  Range of Variable Prices
    per Mcf                          $1.77 - $4.11    $1.67 - $3.43    $1.36 - $1.77
  Weighted Average Variable Price
    per Mcf                                  $2.57            $2.31            $1.59
  Gain (Loss)                         $(16,387,000)     $(9,231,000)      $7,157,000

Crude Oil Swap Agreements:
  Notional Amount - Equivalent
    Barrels (bbl)                        1,371,500        1,071,000          686,000
  Range of Fixed Prices per bbl    $17.40 - $18.71  $17.40 - $19.25  $16.68 - $19.60
  Weighted Average Fixed Price
    per bbl                                 $18.00           $18.22           $18.01
  Range of Variable Prices per
    bbl                            $19.22 - $25.18  $17.40 - $23.93  $17.16 - $19.89
  Weighted Average Variable Price
    per bbl                                 $21.69           $20.72           $18.35
  Loss                                 $(5,090,000)     $(2,606,000)       $(221,000)


         The Company had the following swap agreements outstanding at September 30, 1997:

Natural Gas Swap Agreements:
                 Notional Amount    Range of Fixed   Weighted Average Fixed
      Year       (Equivalent Bcf)   Prices per Mcf       Price per Mcf
      ----       ----------------   --------------   ----------------------
      1998             24.5         $1.77 - $2.55            $2.11
      1999             10.5         $2.00 - $2.35            $2.22
      2000              1.3         $2.29                    $2.29
                       ----
                       36.3
                       ====

Crude Oil Swap Agreements:
                 Notional Amount    Range of Fixed   Weighted Average Fixed
      Year       (Equivalent bbl)   Prices per bbl        Price per bbl
      ----       ----------------   ---------------  ----------------------
      1998            891,000       $17.50 - $20.56         $18.83
      1999            135,000       $19.30 - $20.56         $19.86
                    ---------
                    1,026,000
                    =========

         At September 30, 1997, the Company had unrecognized losses of approximately $16.3 million related to price swap agreements which are offset by corresponding unrecognized gains from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

         The Company, through its natural gas marketing operations, participates in the natural gas futures market to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures are not held for trading purposes. At September 30, 1997, the Company had the following futures contracts outstanding:

Long "Buy" Positions:

                Notional Amount       Contract Price      Weighted Average
Year            (Equivalent Bcf)      Range Per Mcf    Contract Price Per Mcf
----            ----------------      --------------   ----------------------

1998                 6.6              $2.04 - $3.49             $2.64
1999                 0.8              $2.04 - $2.57             $2.37
                     ---
                     7.4
                     ===

Short "Sell" Positions:

                Notional Amount       Contract Price      Weighted Average
Year            (Equivalent Bcf)      Range Per Mcf    Contract Price Per Mcf
----            ----------------      --------------   ----------------------

1998                 2.3              $2.06 - $3.61             $2.97
                     ===

         At September 30, 1997, the Company had unrealized gains of approximately $2.9 million related to these futures contracts. The Company recorded gains of approximately $1.4 million, $1.0 million and $0.2 million related to futures contracts during 1997, 1996 and 1995, respectively. Since these futures contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are substantially offset by the related commodity transaction.

         The Company has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the year ended September 30, 1997 and none are currently outstanding.

Credit Risk
Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company is at risk in the event of nonperformance by counterparties on investments, such as temporary cash investments and cash surrender values of insurance contracts. The Company is exposed to credit risk from its derivative financial instruments when fluctuations in natural gas and crude oil market prices result in the Company realizing gains on the price swap agreements and futures contracts that it has entered into. When credit risk arises, such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. As for the Company's derivative financial instruments, in those instances where the Company is not dealing directly with the parent company, the Company has obtained guarantees from the parent company of the counterparty that has issued the price swap agreements. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations, or cash flow as a result of nonperformance by counterparties.

Note G - Retirement Plan and Other Post-Retirement Benefits

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

         For financial reporting purposes, the regulated subsidiaries record the difference between the amounts of pension cost recoverable in rates and the amounts of pension cost determined by the actuary under SFAS 87, "Employers' Accounting for Pensions," as deferred pension assets. The amounts deferred are expected to be recovered in rates as contributions are made to the Plan. Pension cost in 1997 and 1996 reflects the amount recovered from customers in rates during the year. Under the PSC's policies, Distribution Corporation segregates the amount of pension cost collected in rates, but not yet contributed to the pension plan, into a regulatory liability account. This liability accrues interest at the PSC mandated interest rate and this interest cost is included in pension cost. For purposes of disclosure, the liability also remains in the disclosed pension liability amount because it has not yet been contributed.

         In June 1997, the Company completed an early retirement offer for the Pennsylvania operating union employees of Distribution Corporation and Supply Corporation. As a result, the Company recorded expense of $1.9 million ($1.2 million after tax) related to special termination benefits, which is included in 1997 pension cost.

         In 1996, the Company had an early retirement offer for certain salaried, non-union hourly and New York union employees of Distribution Corporation and Supply Corporation. The Company recorded related expense in 1996 of $8.2 million ($5.2 million after-tax), comprised of special termination benefits and severance pay. The special termination benefits portion of the expense is included in 1996 pension cost.

         The components of pension cost were as follows:

Year Ended September 30 (Thousands)               1997       1996       1995
                                                  ----       ----       ----

Service Cost                                    $ 9,988    $11,049    $ 9,680
Interest Cost                                    33,532     31,422     28,338
Actual Return on Plan Assets                    (65,791)   (48,022)   (47,591)
Net Amortization and Deferral                    28,643     10,414      9,722
Special Termination Benefits                      1,904      6,986          -
                                                -------    -------    -------
Pension Cost                                    $ 8,276    $11,849    $   149
                                                =======    =======    =======

         The projected benefit obligation was determined using an assumed discount rate of 7.75% for 1997, and 8% for 1996 and 1995. The effect of the discount rate change in 1997 was to increase the projected benefit obligation by $12.8 million. The assumed rate of compensation increase was 5% for all three years. The expected long-term rate of return on Plan assets was 8.5% for all three years.

         A reconciliation of the Plan's funded status as determined by the Company's consulting actuary is presented in the following table:

At September 30 (Thousands)                              1997          1996
                                                         ----          ----

Actuarial Present Value of:
  Vested Benefit Obligation                            $341,859      $317,049
                                                       ========      ========

  Accumulated Benefit Obligation                       $394,605      $367,612
                                                       ========      ========

  Projected Benefit Obligation                         $462,377      $432,753

Plan Assets at Fair Value                               473,205       431,828
                                                       --------      --------
Funded Status                                            10,828          (925)
Unrecognized Net Asset                                  (22,296)      (26,278)
Unrecognized Prior Service Cost                          12,435        11,947
Unrecognized Net Gain                                   (38,687)      (15,111)
                                                       --------      --------
Pension Liability                                      $(37,720)     $(30,367)
                                                       =========     ========

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

         Distribution Corporation and Supply Corporation represent virtually all of the Company's total post-retirement benefit costs. Distribution Corporation and Supply Corporation are fully recovering their net periodic post-retirement benefit costs in accordance with the PSC and the Pennsylvania Public Utility Commission (PaPUC) and Federal Energy Regulatory Commission (FERC) authorization, respectively. In accordance with regulatory guidelines, the difference between the amounts of post-retirement benefit costs recoverable in rates and the amounts of post-retirement benefit costs determined by the actuary under SFAS 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," are deferred in each jurisdiction as either a regulatory asset or liability, as appropriate. The PSC policy regarding amounts collected in rates, but not contributed, described under the Retirement Plan section in this note, also applies to other post-retirement benefits.

         The Company has elected to amortize the initial accumulated liability at October 1, 1993 to post-retirement benefit cost on a straight-line basis over a 20-year period.

         The components of post-retirement benefit cost were as follows:

Year Ended September 30 (Thousands)                 1997     1996     1995
                                                    ----     ----     ----

Service Cost                                       $ 4,056  $ 3,926  $ 3,394
Interest Cost                                       16,594   14,391   13,027
Actual Return on Post-Retirement Plan Assets       (13,618)  (9,072)  (4,613)
Net Amortization and Deferral                       14,115   11,830   12,592
                                                   -------  -------  -------
Post-Retirement Benefit Cost                       $21,147  $21,075  $24,400
                                                   =======  =======  =======

         The weighted average assumed discount rate used in determining the accumulated post-retirement benefit obligation (APBO) was 7.75% for 1997, and 8% for 1996 and 1995. The effect of the discount rate change in 1997 was to increase the APBO by $7.0 million. The average assumed annual rate of salary increase for the applicable life insurance plans was 5% for all three years. The expected long-term rate of return on Post-Retirement Plan assets was 8.5% for all three years.

         The annual rate of increase in the per capita cost of covered medical care benefits was assumed to be 12% for 1995, 11% for 1996 and 10% for 1997; this rate was assumed to decrease gradually to 5.5% by the year 2003 and remain at that level thereafter. The annual rate of increase for medical care benefits provided by Healthcare Maintenance Organizations (HMO) was assumed to be 7.5% in 1998 and gradually decline to 5.5% by the year 2003 and remain level thereafter. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 10% for 1995 and 1996, and 8.5% for 1997. This rate was assumed to decrease gradually to 5.5% by the year 2003 and remain level thereafter. The annual rate increase in the per capita Medicare Part B Reimbursement was assumed to be 12.2% for 1995, 12% for 1996 and 3.1% for 1997. This rate was assumed to be 9% for 1998 and decrease gradually to 5.5% by the year 2003 and remain level thereafter. These trend assumptions reflect various changes made for fiscal 1998, the impact of the changes was to increase the APBO by $6.9 million. Medicare Risk HMO's for retirees over age 65 were introduced by the HMO providers serving the Company. The effect of this plan amendment was to reduce the APBO by $10.3 million. Since no unrecognized prior service cost exists, this plan amendment was used to reduce the unrecognized transition obligation as of September 30, 1997.

         A reconciliation of the Post-Retirement Plan's funded status as determined by the Company's consulting actuary is in the following table:

At September 30 (Thousands)                               1997        1996
                                                          ----        ----

Accumulated Post-Retirement Benefit Obligation:
  Inactives                                            $118,465     $111,970
  Actives Fully Eligible                                 26,528       25,363
  Actives Not Yet Fully Eligible                         73,377       74,715
                                                       --------     --------
                                                        218,370      212,048
Fair Value of Post-Retirement Plan Assets                98,639       73,059
                                                       --------     --------
Funded Status                                          (119,731)    (138,989)
Unrecognized Transition Obligation                      114,034      132,055
Unrecognized Net Loss                                       505        4,510
                                                       --------     --------
Post-Retirement Liability                              $ (5,192)    $ (2,424)
                                                       =========    ========

         The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the APBO as of October 1, 1996, would be increased by $31.0 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1997 by $3.5 million.

Note H - Commitments and Contingencies

Leases
System companies have entered into lease agreements, principally for the use of office space, business machines, transportation equipment and meters. The Company's policy is to treat all leases as operating leases for both accounting and ratemaking purposes. While certain of these leases are capital leases, had they been capitalized, the effect on results of operations and financial position would not be material. Total lease expense approximated $16.0 million in 1997, $16.9 million in 1996 and $16.3 million in 1995. At September 30, 1997, the future minimum payments under the Company's lease agreements for the next five years are: $11.7 million in 1998, $8.4 million in 1999, $6.6 million in 2000, $5.2 million in 2001 and $4.1 million in 2002. The aggregate future minimum lease payments attributable to later years is $12.4 million.

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

         Distribution Corporation recently received an informal inquiry from a DEC staff member as to whether Distribution Corporation or a predecessor had used a former manufactured gas plant site in New York in a way that could account for a complaint the DEC received from a neighboring landowner. Distribution Corporation has begun an investigation at that site but has not incurred any clean-up costs nor has it been able to reasonably estimate the probability or extent of potential liability.

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

         It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to the above noted sites are in the range of $9.3 million to $9.9 million. At September 30, 1997, Distribution Corporation has recorded the minimum liability of $9.3 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at September 30, 1997, includes related regulatory assets in the amount of approximately $8.7 million.

Other
The Company has entered into contractual commitments in the ordinary course of business including commitments by Distribution Corporation to purchase capacity on nonaffiliated pipelines to meet customer gas supply needs. The majority of these contracts (representing 80% of current contracted demand capacity) expire within the next five years. Costs incurred under these contracts are purchased gas costs, subject to state commission review, and are being recovered in customer rates through inclusion in Distribution Corporation's rate schedules.

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

Note I - Business Segment Information

The Company includes operations which are rate-regulated (regulated) and operations which are not regulated as to their rates (nonregulated). The regulated operations fall primarily within two business segments: Utility and Pipeline and Storage. The nonregulated operations consist principally of the Exploration and Production business segment. The Other Nonregulated segment consists primarily of the Company's sawmill and dry kiln operations, natural gas marketing operations, natural gas hub operations, investment in foreign energy projects and pipeline construction operations (which were discontinued during 1995, the effect of which was immaterial to the Company).

         The Utility segment is regulated by the PSC and the PaPUC and is carried out by Distribution Corporation. Distribution Corporation sells and transports gas to retail customers located in western New York and northwestern Pennsylvania. It also provides off-system sales to customers located in regions through which the upstream pipelines serving Distribution Corporation pass (i.e., from the southwestern to northeastern regions of the United States). The Pipeline and Storage segment is regulated by the FERC and is carried out by Supply Corporation and SIP. Supply Corporation transports and stores natural gas for utilities and pipeline companies in the northeastern United States markets. In 1997, 1996 and 1995, 52%, 51% and 48%, respectively, of Supply Corporation's revenue was from affiliated companies, mainly Distribution Corporation. SIP has agreed to purchase, upon receipt of regulatory approval, a one-third general partnership interest in Independence Pipeline Company.

         Seneca is engaged in exploration for, and development and purchase of, oil and natural gas reserves in the Gulf Coast areas of Texas, Louisiana, and Alabama, and in California, Wyoming, and the Appalachian region of the United States. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells. Highland operates two sawmills and one dry kiln operation in Pennsylvania. NFR is engaged in the marketing and brokerage of natural gas and electricity and performs energy management services for utilities and end-users in the northeastern United States markets. Leidy's activities center around its investment in natural gas hub operations, providing services to customers in the northeastern, mid-Atlantic, Chicago and Los Angeles areas of the United States and Ontario, Canada. Horizon is engaged in the investigation and development of foreign and domestic energy projects. Horizon has an equity interest in SCT, a company with district heating and power generation operations located in the northern part of the Czech Republic. It also owns and operates an additional district heating plant and a power development group in the Czech Republic. NET was formed in July 1997 to engage in wholesale natural gas trading and other energy-related activities. NIM was formed in September 1997 to own a one-third general partnership interest in DirectLink Gas Marketing Company, which will engage in natural gas marketing and related business. UCI was engaged in the Company's pipeline construction operations prior to the discontinuance of its business in the third quarter of fiscal 1995.

         The data presented in the tables below reflect the Company's regulated and nonregulated business segments for the three years ended September 30, 1997. Total operating revenues by segment include both revenues from nonaffiliated customers and intersegment revenues. Operating income is total operating revenues less operating expenses, not including income taxes. The elimination of significant intercompany balances and transactions, if appropriate, is made in order to reconcile segment information with consolidated amounts. Identifiable assets of a segment are those assets that are used in the operations of that segment. Corporate assets are principally cash and temporary cash investments, receivables, deferred charges and cash surrender values of insurance contracts.

Year Ended September 30 (Thousands)       1997          1996          1995
                                          ----          ----          ----
Operating Revenues
Regulated:
  Utility                              $  991,366    $  954,326      $786,064
  Pipeline and Storage                    172,694       176,553       164,587
                                       ----------    ----------      --------
                                        1,164,060     1,130,879       950,651
                                       ----------    ----------      --------

Nonregulated:
  Exploration and Production              119,260       114,462        56,232
  Other                                    83,915        68,930        57,075
                                       ----------    ----------      --------
                                          203,175       183,392       113,307
                                       ----------    ----------      --------

  Intersegment Revenues*                 (101,423)     (106,254)      (88,462)
                                       ----------    ----------      --------
                                       $1,265,812    $1,208,017      $975,496
                                       ==========    ==========      ========

* Represents primarily Pipeline and Storage revenue from the Utility segment.


Year Ended September 30 (Thousands)       1997          1996          1995
                                          ----          ----          ----

Operating Income (Loss) Before
  Income Taxes

Regulated:
  Utility                                $123,856      $115,257      $ 83,774
  Pipeline and Storage                     73,523        72,914        67,884
                                         --------      --------      --------
                                          197,379       188,171       151,658
                                         --------      --------      --------

Nonregulated:
  Exploration and Production               42,694        46,408        16,404
  Other                                      (743)       (8,581)        3,021
                                         --------      --------      --------
                                           41,951        37,827        19,425
                                         --------      --------      --------

Corporate                                  (2,353)       (2,231)       (2,805)
                                         --------      --------      --------

                                         $236,977      $223,767      $168,278
                                         ========      ========      ========

Identifiable Assets
At September 30 (Thousands)
Regulated:
  Utility                              $1,163,702    $1,154,364    $1,098,757
  Pipeline and Storage                    510,109       515,569       512,546
                                       ----------    ----------    ----------
                                        1,673,811     1,669,933     1,611,303
                                       ----------    ----------    ----------

Nonregulated:
  Exploration and Production              466,208       396,077       351,262
  Other                                    75,187        38,955        33,734
                                       ----------    ----------    ----------
                                          541,395       435,032       384,996
                                       ----------    ----------    ----------

Corporate                                  52,125        44,807        40,524
                                       ----------    ----------    ----------

                                       $2,267,331     $2,149,772    $2,036,823
                                       ==========     ==========    ==========

Year Ended September 30 (Thousands)

Depreciation, Depletion and Amortization
Regulated:
  Utility                                 $32,972       $31,491       $30,052
  Pipeline and Storage                     21,459        19,942        19,320
                                          -------        ------       -------
                                           54,431        51,433        49,372
                                          -------       -------       -------

Nonregulated:
  Exploration and Production               51,117        46,042        21,201
  Other                                     6,099           752         1,203
                                          -------       -------       -------
                                           57,216        46,794        22,404
                                          -------       -------       -------

Corporate                                       3             4             6
                                          -------       -------       -------

                                          $111,650      $98,231       $71,782
                                          ========      =======       =======

Capital Expenditures
Regulated:
  Utility                                $ 66,908      $ 63,730      $ 64,844
  Pipeline and Storage                     22,562        22,260        38,678
                                         --------      --------      --------
                                           89,470        85,990       103,522
                                         --------      --------      --------

Nonregulated:
  Exploration and Production              120,282        83,554        69,741
  Other                                    16,558         3,189         9,563
                                         --------      --------      --------
                                          136,840        86,743        79,304
                                         --------      --------      --------

Intersegment Elimination                        -        (1,166)            -
                                         --------      --------      --------

                                         $226,310      $171,567      $182,826
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

         Financial data for the quarter ended September 30, 1997 reflects an after tax charge of $2.0 million, or $0.05 per share, related to an estimated cumulative refund provision to Distribution Corporation's customers, for a 50% sharing of earnings over a predetermined amount in accordance with Distribution Corporation's New York rate settlement of July 1996.

         Financial data for the quarter ended September 30, 1996 reflects the after-tax net benefit of gas cost reconciliation adjustments of $2.7 million or $0.07 per share,and the reversal of estimated lost and unaccounted-for gas accrued in prior quarters of 1996 of $4.6 million, after-tax, or $0.12 per share. These items were offset by an after-tax charge to earnings of $5.2 million, or $0.14 per share, related to an early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation and Supply Corporation. In addition, Horizon recognized a fourth quarter after-tax charge to earnings of $3.8 million, or $0.10 per share, related to its decision to withdraw from participation in the development of a 151 megawatt power plant near Kabirwala, Punjab Province, in east-central Pakistan.

                                                 Net Income     Earnings
                                                    (Loss)       (Loss)
                                                 Available for    Per
Quarter                    Operating  Operating     Common       Common
 Ended                     Revenues    Income       Stock         Share
-------                    ---------  ---------  -------------  --------

1997   (Thousands, except earnings per common share)
------------------------------------------------------------------------

12/31/96                    $363,492   $52,153      $38,590      $1.02
 3/31/97                    $498,704   $70,812      $57,109      $1.50
 6/30/97                    $246,051   $31,283      $18,905      $ .50
 9/30/97                    $157,565   $14,055      $    84      $   -

1996   (Thousands, except earnings per common share)
------------------------------------------------------------------------

12/31/95                    $316,328   $46,344      $32,392      $ .87
 3/31/96                    $492,376   $69,631      $55,692      $1.48
 6/30/96                    $239,330   $29,687      $17,310      $ .46
 9/30/96                    $159,983   $11,784      $  (723)     $(.02)

Note K - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 1997, there were 20,267 holders of National Fuel Gas Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D - Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 1997 and 1996, are shown below:

                                         Price Range           Dividends
Quarter Ended                          High       Low          Declared
-------------                          ----       ---          ---------

    1997
    ----

  12/31/96                            $44-1/8    $36-5/8         $.42
   3/31/97                            $44-7/8    $39-3/8         $.42
   6/30/97                            $44-1/8    $40-5/8         $.435
   9/30/97                            $45-7/16   $40-1/8         $.435

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

Capitalized Costs Relating to Oil and Gas Producing Activities

At September 30 (Thousands)                          1997           1996
                                                     ----           ----

Capitalized Costs Subject to Amortization          $658,327       $570,815
Capitalized Acquisition Costs Excluded
  from Amortization                                  64,597         35,627
                                                   --------       --------
                                                    722,924        606,442

Less - Accumulated Depreciation, Depletion
  and Amortization                                  284,429        233,743
                                                   --------       --------

                                                   $438,495       $372,699
                                                   ========       ========

         Certain costs excluded from amortization represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. The remaining costs, incurred during and prior to 1997, consist of individually insignificant oil and gas leases still early in their primary terms and individually insignificant unproved perpetual oil and gas rights.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Year Ended September 30 (Thousands)              1997       1996       1995
                                                 ----       ----       ----

Property Acquisition Costs:
  Proved                                      $  4,154     $ 4,632    $13,186
  Unproved                                      23,120      12,879     12,119
Exploration Costs                               76,703      33,191     18,588
Development Costs                               15,583      32,747     25,161
Other                                                -         230        559
                                              --------     -------    -------
                                              $119,560     $83,679    $69,613
                                              ========     =======    =======

Results of Operations for Producing Activities

Year Ended September 30 (Thousands)              1997       1996       1995
                                                 ----       ----       ----

Operating Revenues:
  Natural Gas (includes revenues from sales
    to affiliates of $10,682, $11,872 and
    $8,650, respectively)                     $100,411    $ 91,018    $ 34,849
  Oil, Condensate and Other Liquids             39,237      33,978      11,948
                                              --------    --------     -------

Total Operating Revenues*                      139,648     124,996      46,797

Production/Lifting Costs                        17,335      15,196      11,215

Depreciation, Depletion and Amortization
  ($0.36, $0.36 and $0.44, respectively, per
  dollar of operating revenues)                 50,687      45,502      20,528

Income Tax Expense                              24,699      22,069       4,301
                                              --------    --------    --------

Results of Operations for Producing
  Activities (excluding corporate overheads
  and interest charges)                       $ 46,927    $ 42,229    $ 10,753
                                              ========    ========    ========

*Exclusive of hedging gains and losses. See further discussion in Note F - Financial Instruments.

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

                                      Gas                        Oil
Year Ended                            MMcf                       Mbbl
                             ----------------------      ---------------------
September 30                 1997     1996     1995      1997    1996    1995
                             ----     ----     ----      ----    ----    ----

Proved Developed and
Undeveloped Reserves:

  Beginning of Year         207,082  221,459  247,447   25,749  22,865  17,495

    Extensions and
      Discoveries            47,951   29,161    9,912      359   5,701   3,863

    Revisions of
      Previous Estimates     20,820   (3,442) (21,046)  (6,224) (1,173)    (60)

    Production              (38,586) (38,767) (20,942)  (1,902) (1,742)   (739)

    Sales of Minerals in
      Place                  (5,464)  (1,532)  (4,685)      (1)   (27)    (474)

    Purchases of Minerals
      in Place and Other        646      203   10,773        -     125   2,780
                            -------  -------  -------   ------  ------  ------

  End of Year               232,449  207,082  221,459   17,981  25,749  22,865
                            =======  =======  =======   ======  ======  ======

Proved Developed Reserves:

  Beginning of Year         163,537  162,504  179,291   14,043  14,937  10,110
                            =======  =======  =======   ======  ======  ======

  End of Year               194,454  163,537  162,504   11,354  14,043  14,937
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

Year Ended September 30 (Thousands)             1997         1996       1995
                                                ----         ----       ----

Future Cash Inflows                           $1,072,375  $1,003,280  $738,711
Less:
  Future Production and Development Costs        252,205     294,778   272,268
  Future Income Tax Expense at
    Applicable Statutory Rate                    257,172     221,956   129,055
                                              ----------  ----------   -------
Future Net Cash Flows                            562,998     486,546   337,388
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                         179,798     157,302    92,120
                                              ----------  ----------  --------
Standardized Measure of Discounted Future
    Net Cash Flows                            $  383,200  $  329,244  $245,268
                                              ==========  ==========  ========

         The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

Year Ended September 30 (Thousands)              1997       1996       1995
                                                 ----       ----       ----

Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year          $329,244   $245,268   $215,266
    Sales, Net of Production Costs             (122,313)  (109,801)   (35,582)
    Net Changes in Prices, Net of
      Production Costs                           78,499    147,330     10,757
    Purchases of Minerals in Place                1,138        770     18,602
    Sales of Minerals in Place                   (9,632)    (1,141)    (5,688)
    Extensions and Discoveries                   88,228     93,864     47,236
    Changes in Estimated Future
      Development Costs                         (20,785)   (53,630)   (50,366)
    Previously Estimated Development
      Costs Incurred                             43,731     42,780     39,833
    Net Change in Income Taxes at
      Applicable Statutory Rate                 (24,797)   (52,613)    (6,838)
    Revisions of Previous Quantity
      Estimates                                 (27,317)   (15,491)   (20,934)
    Accretion of Discount and Other              47,204     31,908     32,982
                                               --------   --------   --------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year         $383,200   $329,244   $245,268
                                               ========   ========   ========

                   NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES


                 Schedule II - Valuation and Qualifying Accounts


                                   (Thousands)
                                    ---------


                                       Additions
                                ----------------------
                    Balance at  Charged to  Charged to              Balance at
                    Beginning   Costs and     Other     Deductions    End of
Description         of Period    Expenses    Accounts     (Note)      Period
-----------         ----------  ----------  ----------  ----------  ----------

Year Ended September 30, 1997
-----------------------------

Reserve for Doubtful
 Accounts             $7,672     $16,586      $    -      $15,967     $8,291
                      ======     =======      ======      =======     ======


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

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III
                                    --------

ITEM 10  Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 26, 1998 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1997. The information provided in such definitive Proxy Statement is incorporated herein by reference. Information concerning the Company's executive officers can be found in Part I, Item 1, of this report.

ITEM 11  Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 26, 1998 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1997. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 26, 1998 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1997. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions

At September 30, 1997, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.


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

            3.1 National Fuel Gas Company By-Laws as amended through September 18, 1997

            (4) Instruments Defining the Rights of Security Holders, Including Indentures:

              * Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

              * Third Supplemental Indenture dated as of December 1, 1982, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(4) in File No. 33-49401)

              * Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992 in File No. 1-3880)

              * Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992 in File No. 1-3880)

              * Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992 in File No. 1-3880)

              * Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

              * Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              * Fifteenth Supplemental Indenture dated as of September 1, 1996 to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Rights Agreement between National Fuel Gas Company and Marine Midland Bank dated June 12, 1996 (Exhibit 99.1, Form 8-K dated June 13, 1996 in File No. 1-3880)

           (10)          Material Contracts:

           (ii) (B) Contracts upon which Registrant's business is substantially dependent:

              * Service Agreement No. 830016 with Texas Eastern Transmission Corporation, under Rate Schedule FT-1, dated November 2, 1995 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Service Agreement No. 830017 with Texas Eastern Transmission Corporation, under Rate Schedule FT-1, dated November 2, 1995 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Service Agreement with Texas Eastern Transmission Corporation, under Rate Schedule CDS, dated November 2, 1995 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation, under Rate Schedule FSS, dated April 3, 1996 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Service Agreement with St. Clair Pipelines Ltd., dated January 29, 1996 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Service Agreement with Empire State Pipeline under Rate Schedule FT, dated December 15, 1994 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated August 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated September 19, 1995 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              * Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              * Amendment dated as of May 1, 1995 to Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate
                         Schedule EFT dated August 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

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

              * Employment Agreement, dated September 17, 1981, with Bernard J. Kennedy (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              *          Ninth Extension to Employment Agreement with Bernard J.
                         Kennedy, dated September 19, 1996 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993 (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

              * National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

              * Amendment to the National Fuel Gas Company 1984 Stock Plan, dated December 11, 1996 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

              * Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated December 18, 1996 (Exhibit 10, Form 10-Q for the quarterly period ended December 31, 1996 in File No. 1-3880)

              * Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated December 11, 1996 (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated October 27, 1995 (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              *          National  Fuel Gas  Company  1997 Award and Option Plan
                         (Exhibit   10.9,   Form  10-K  for  fiscal  year  ended
                         September 30, 1996 in File No. 1-3880)


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

           10.1          Agreement   dated  August  1,  1986,   with  Joseph  P.
                         Pawlowski

           10.2          Agreement dated August 1, 1986, with Gerald T. Wehrlin

              * National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              * Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

           10.3 National Fuel Gas Company Deferred Compensation Plan, as amended and restated through March 20, 1997

           10.4          Amendment  to  National   Fuel  Gas  Company   Deferred
                         Compensation Plan dated June 16, 1997

              * National Fuel Gas Company Tophat Plan, effective March 20, 1997 (Exhibit 10, Form 10-Q for the quarterly period ended June 30, 1997 in File No. 1-3880)

              * Death Benefits Agreement, dated August 28, 1991, with Bernard J. Kennedy (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

              * Amendment to Death Benefit Agreement of August 28, 1991, with Bernard J. Kennedy, dated March 15, 1994 (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

           10.5 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 17, 1997 with Philip
                         C. Ackerman

           10.6 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Richard Hare

           10.7 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Joseph
                         P. Pawlowski

           10.8 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Gerald
                         T. Wehrlin

              * National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              * National Fuel Gas Company and Participating Subsidiaries 1996 Executive Retirement Plan Trust Agreement (II) dated May 10, 1996 (Exhibit 10.13, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

           10.9          Amendments   to   National   Fuel   Gas   Company   and
                         Participating Subsidiaries Executive Retirement Plan dated September 18, 1997

              *          Summary  of  Annual  at  Risk  Compensation   Incentive
                         Program (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              * Administrative Rules with Respect to at Risk Awards under the 1993 Award and Option Plan (Exhibit 10.14, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company as amended through December 11, 1996 (Exhibit 10.15, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of December 5, 1991 regarding change in control agreements, non-employee director retirement plan, and restrictions on restricted stock (Exhibit 10-UU, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

              * Excerpts from Minutes from the National Fuel Gas Company Board of Directors Meeting of September 19, 1996 regarding compensation of non-employee directors and related amendments of By-Laws (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

          10.10 Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of February 20, 1997 regarding the Retirement Benefits for Bernard J. Kennedy

          10.11 Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of March 20, 1997 regarding the Retainer Policy for Non-Employee Directors

              * Form of Change in Control Agreement, dated May 1, 1992, with Walter E. DeForest, Bruce H. Hale, Joseph P. Pawlowski, Dennis J. Seeley, David F. Smith and Gerald
                         T. Wehrlin, and dated March 16, 1995, with James A. Beck (Exhibit 10.16, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

           (12)          Computation of Ratio of Earnings to Fixed Charges

           (13) Letter to Shareholders as contained in the 1997 Annual Report and incorporated by reference into this Form 10-K

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

                                                 National Fuel Gas Company
                                                     (Registrant)
                                                 ----------------------------



                                              By      /s/ B. J. Kennedy
                                                -----------------------------
                                                          B. J. Kennedy
                                              Chairman of the Board, President
Date:  December 11, 1997                        and Chief Executive Officer
     -------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title
        ---------                                          -----



   /s/ B. J. Kennedy
  -------------------------                        Chairman of the Board,
       B. J. Kennedy                             President,  Chief Executive
                                                    Officer and Director
   Date:  December 11, 1997
          -----------------


   /s/ P. C. Ackerman
  -------------------------                   Senior Vice President, Principal
       P. C. Ackerman                          Financial Officer and Director

   Date:  December 11, 1997
          -----------------


   /s/ R. T. Brady
  -------------------------                               Director
       R. T. Brady

   Date:  December 11, 1997
          -----------------


   /s/ W. J. Hill
  -------------------------                               Director
       W. J. Hill

   Date:  December 11, 1997
          -----------------


   /s/ B. S. Lee
  -------------------------                               Director
       B. S. Lee

   Date:  December 11, 1997
          -----------------


   /s/ E. T. Mann
  -------------------------                               Director
       E. T. Mann

   Date:  December 11, 1997
          -----------------


   /s/ G. L. Mazanec
  -------------------------                               Director
       G. L. Mazanec

   Date:  December 11, 1997
          -----------------

   /s/ G. H. Schofield
  -------------------------                               Director
       G. H. Schofield

   Date:  December 11, 1997
          -----------------


   /s/ J. P. Pawlowski
  -------------------------                        Treasurer and Principal
       J. P. Pawlowski                               Accounting Officer

   Date:  December 11, 1997
          -----------------


   /s/ A. M. Cellino
  -------------------------                             Secretary
       A. M. Cellino

   Date:  December 11, 1997
          -----------------


   /s/ G. T. Wehrlin
  -------------------------                              Controller
       G. T. Wehrlin

   Date:  December 11, 1997
          -----------------

APPENDIX TO ITEM 2 - PROPERTIES

      Four maps outlining the Company's operating areas at September 30, 1997 are included on pages 1 and 2 of the paper format version of the Company's combined Annual Report to Shareholders/Form 10-K. The first map identifies the Company's Pipeline and Storage operating area (i.e., Supply Corporation's storage areas and pipelines). The second map identifies the Company's Utility Operating area (i.e., Distribution Corporation's service area). The third map identifies the Company's Exploration and Production operating area (i.e., Seneca Resources' operating area). The fourth map identifies the geographic location of the Company's Other Nonregulated operating areas (i.e., NFR's marketing offices, Horizon's Czech Republic operations and Highland's sawmill operations).

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS

A.  The Revenue Dollar - 1997

      Two pie graphs detailing the revenue dollar in 1997: where it came from and where it went to, broken down as follows:

      Where it came from:

      $ .560 Residential Sales
        .184 Commercial, Industrial and Off-System Sales
        .101 Oil and Gas Revenues
        .065 Transportation Revenues
        .055 Marketing Revenues
        .029 Storage Service Revenues
        .006 Other Revenues
      $1.000 Total

      Where it went to:

      $ .417 Gas Purchased
        .141 Wages,  Including Benefits
        .133 Taxes
        .088 Depreciation
        .086 Other Materials and Services
        .051 Dividends - Common Stock
        .045 Interest
        .039 Reinvested in the Business
      $1.000 Total

B.  Capital Expenditures

      A bar graph detailing capital expenditures (millions of dollars) for the years 1993 through 1997, broken down as follows:

                                     1993     1994     1995     1996     1997
                                     ----     ----     ----     ----     ----
      Other Nonregulated            $  6.2   $  3.6   $  9.6   $  3.2   $ 16.5
      Pipeline and Storage            27.4     20.5     38.7     22.2     22.6
      Utility                         61.8     61.7     64.8     62.6     66.9
      Exploration and Production      36.5     52.5     69.7     83.6    120.3
                                    ------   ------   ------   ------   ------
                                    $131.9   $138.3   $182.8   $171.6   $226.3

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS (Concluded)


C.  Capitalization Ratios

      A bar graph detailing capitalization (percentage) for the years 1993 through 1997, broken down as follows:

                  Debt (%)        Equity (%)
      1993          47.8             52.2
      1994          46.2             53.8
      1995          47.0             53.0
      1996          47.5             52.5
      1997          46.0             54.0

D.  Book Value Per Common Share

      A bar graph detailing book value per common share (dollars) for the years 1993 through 1997, as follows:

      1993 -  20.08
      1994 -  20.93
      1995 -  21.39
      1996 -  22.61
      1997 -  23.94

                                 Exhibit Index


            3.1     National  Fuel  Gas  Company   By-Laws  as  amended  through
                    September 18, 1997

           10.1     Agreement dated August 1, 1986, with Joseph P. Pawlowski

           10.2     Agreement dated August 1, 1986, with Gerald T. Wehrlin

           10.3 National Fuel Gas Company Deferred Compensation Plan, as amended and restated through March 20, 1997

           10.4 Amendment to National Fuel Gas Company Deferred Compensation Plan dated June 16, 1997

           10.5 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 17, 1997 with Philip C. Ackerman

           10.6 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Richard Hare

           10.7 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Joseph P. Pawlowski

           10.8 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Gerald T. Wehrlin

           10.9 Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan dated September 18, 1997

          10.10 Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of February 20, 1997 regarding the Retirement Benefits for Bernard J. Kennedy

          10.11 Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of March 20, 1997 regarding the Retainer Policy for Non-Employee Directors

           (12)     Computation of Ratio of Earnings to Fixed Charges

           (13) Letter to Shareholders as contained in the 1997 Annual Report and incorporated by reference into this Form 10-K

           23.1     Consent of Ralph E. Davis Associates, Inc.

           23.2     Consent of Independent Accountants

           (27)     Financial  Data Schedule for 12 months ending  September 30,
                    1997

           99.1     Report of Ralph E. Davis Associates, Inc.