Form 10-Q
period 1997-12-31
NATIONAL FUEL GAS CO
filed 1998-02-17
CIK 70145

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


                For the Quarterly Period Ended December 31, 1997
                                               -----------------


                          Commission File Number 1-3880
                          -----------------------------



                            NATIONAL FUEL GAS COMPANY
             (Exact name of registrant as specified in its charter)


               New Jersey                                13-1086010
               ----------                                ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          10 Lafayette Square
           Buffalo, New York                              14203
           -----------------                              -----
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

              Common stock, $1 par value, outstanding at January 31, 1998:
              38,251,307 shares.
-------------------------------------------------------------------------------

Company or Group of Companies for which Report is Filed:
-------------------------------------------------------


NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                Corporation)
               National Fuel Gas Supply Corporation (Supply Corporation) Seneca Resources Corporation (Seneca)
               Highland Land & Minerals, Inc. (Highland)
               Leidy Hub, Inc. (Leidy Hub)
               Data-Track Account Services, Inc. (Data-Track)
               National Fuel Resources, Inc. (NFR)
               Horizon Energy Development, Inc. (Horizon)
               Niagara Energy Trading Inc (NET)
               Niagara Independence Marketing Company (NIM)
               Seneca Independence Pipeline Company (SIP)
               Utility Constructors, Inc. (UCI)

                                      INDEX

         Part I. Financial Information                                  Page
         -----------------------------                                  ----

Item 1.  Financial Statements

        a.  Consolidated Statements of Income and Earnings
            Reinvested in the Business - Three Months Ended
            December 31, 1997 and 1996                                    4

        b.  Consolidated Balance Sheets - December 31, 1997 and
            September 30, 1997                                          5 - 6

        c.  Consolidated Statement of Cash Flows - Three
            Months Ended December 31, 1997 and 1996                       7

        d.  Notes to Consolidated Financial Statements                  8 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14 - 29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      29


         Part II. Other Information
         --------------------------

Item 1.  Legal Proceedings                                                *

Item 2.  Changes in Securities                                           29

Item 3.  Defaults Upon Senior Securities                                  *

Item 4.  Submission of Matters to a Vote of Security Holders              *

Item 5.  Other Information                                                *

Item 6.  Exhibits and Reports on Form 8-K                                29

Signature                                                                30

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

Part I. - Financial Information
-------------------------------
Item 1.  Financial Statements
-----------------------------


                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------


                                                    Three Months Ended
                                                       December 31,
                                                 ------------------------
                                                   1997            1996
                                                   ----            ----
                                                  (Thousands of Dollars)

INCOME
Operating Revenues                               $371,021        $363,492
                                                 --------        --------

Operating Expenses
  Purchased Gas                                   164,267         164,091
  Operation                                        69,847          68,423
  Maintenance                                       6,347           5,471
  Property, Franchise and Other Taxes              24,210          24,556
  Depreciation, Depletion and Amortization         32,272          26,589
  Income Taxes - Net                               22,505          22,209
                                                 --------        --------
                                                  319,448         311,339
                                                 --------        --------

Operating Income                                   51,573          52,153
Other Income                                        1,168             737
                                                 --------        --------
Income Before Interest Charges and Minority
  Interest in Foreign Subsidiaries                 52,741          52,890
                                                 --------        --------

Interest Charges
  Interest on Long-Term Debt                       11,447          10,178
  Other Interest                                    4,040           4,122
                                                 --------        --------
                                                   15,487          14,300
                                                 --------        --------

Minority Interest in Foreign Subsidiaries            (427)              -
                                                 --------        --------

Net Income Available for Common Stock              36,827          38,590

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                              472,595         422,874
                                                 --------        --------
                                                  509,422         461,464
Dividends on Common Stock
 (1997 - $.435; 1996 - $.42)                       16,582          15,910
                                                 --------        --------

Balance at December 31                           $492,840        $445,554
                                                 ========        ========

Earnings Per Common Share:
  Basic                                             $0.96           $1.02
  Diluted                                           $0.95           $1.01

Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                    38,197,757      37,952,194
  Used in Diluted Calculation                  38,630,484      38,277,745




                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                 December 31,
                                                     1997       September 30,
                                                 (Unaudited)         1997
                                                 -----------    -------------
                                                    (Thousands of Dollars)

ASSETS
Property, Plant and Equipment                     $2,775,126     $2,668,478
   Less - Accumulated Depreciation,
     Depletion and Amortization                      896,646        849,112
                                                  ----------     ----------
                                                   1,878,480      1,819,366
                                                  ----------     ----------
Current Assets
   Cash and Temporary Cash Investments                37,497         14,039
   Receivables - Net                                 169,333        107,417
   Unbilled Utility Revenue                           58,691         20,433
   Gas Stored Underground                             19,942         29,856
   Materials and Supplies - at average cost           22,682         19,115
   Prepayments                                        19,105         17,807
                                                  ----------     ----------
                                                     327,250        208,667
                                                  ----------     ----------

Other Assets
   Recoverable Future Taxes                           91,011         91,011
   Unamortized Debt Expense                           22,821         23,394
   Other Regulatory Assets                            47,526         48,350
   Investment in Unconsolidated Foreign
    Subsidiary                                             -         18,887
   Deferred Charges                                    8,559         12,025
   Other                                              52,048         45,631
                                                  ----------     ----------
                                                     221,965        239,298
                                                  ----------     ----------

                                                  $2,427,695     $2,267,331
                                                  ==========     ==========




















                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------

                           Consolidated Balance Sheets
                           ---------------------------

                                                 December 31,
                                                     1997       September 30,
                                                 (Unaudited)         1997
                                                 -----------    -------------
                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares;
     Issued and Outstanding - 38,248,600
     Shares and 38,165,888 Shares,
     Respectively                                 $   38,249     $   38,166
   Paid in Capital                                   407,938        405,028
   Earnings Reinvested in the Business               492,840        472,595
   Cumulative Translation Adjustment                  (4,388)        (2,085)
                                                  ----------     ----------
Total Common Stock Equity                            934,639        913,704
Long-Term Debt, Net of Current Portion               586,273        581,640
                                                  ----------     ----------
Total Capitalization                               1,520,912      1,495,344
                                                  ----------     ----------

Minority Interest in Foreign Subsidiaries             20,799              -
                                                  ----------     ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                 217,000         92,400
   Current Portion of Long-Term Debt                  53,027        103,359
   Accounts Payable                                   83,844         74,105
   Amounts Payable to Customers                        9,117         10,516
   Other Accruals and Current Liabilities            108,430         83,793
                                                  ----------     ----------
                                                     471,418        364,173
                                                  ----------     ----------

Deferred Credits
   Accumulated Deferred Income Taxes                 289,611        288,555
   Taxes Refundable to Customers                      19,427         19,427
   Unamortized Investment Tax Credit                  11,889         12,041
   Other Deferred Credits                             93,639         87,791
                                                  ----------     ----------
                                                     414,566        407,814
                                                  ----------     ----------
Commitments and Contingencies                              -              -
                                                  ----------     ----------

                                                  $2,427,695     $2,267,331
                                                  ==========     ==========












                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------
                                                         Three Months Ended
                                                           December 31,
                                                      -----------------------
                                                        1997          1996
                                                        ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock              $ 36,827      $ 38,590
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
         Depreciation, Depletion and Amortization       32,272        26,589
         Deferred Income Taxes                             910         5,476
         Minority Interest in Foreign Subsidiaries         427             -
         Other                                              82         3,475
         Change in:
           Receivables and Unbilled Utility Revenue    (93,268)     (137,432)
           Gas Stored Underground and Materials and
             Supplies                                   10,129        17,843
           Unrecovered Purchased Gas Costs                   -       (10,848)
           Prepayments                                    (669)       10,043
           Accounts Payable                              5,807        21,442
           Amounts Payable to Customers                 (1,399)       (3,979)
           Other Accruals and Current Liabilities       28,032        30,991
           Other Assets and Liabilities - Net           (2,078)        6,419
                                                      --------      --------
Net Cash Provided by
 Operating Activities                                   17,072         8,609
                                                      --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                (37,946)      (34,695)
   Investment in Foreign Subsidiaries,
    Net of Cash Acquired                               (15,871)            -
   Other                                                 1,080           239
                                                      --------      --------
Net Cash Used in Investing Activities                  (52,737)      (34,456)
                                                      --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                              124,600        52,600
   Reduction of Long-Term Debt                         (50,536)            -
   Proceeds from Issuance of Common Stock                1,608         3,724
   Dividends Paid on Common Stock                      (16,549)      (15,841)
                                                      --------      --------
Net Cash Provided by
 Financing Activities                                   59,123        40,483
                                                      --------      --------

Net Increase in Cash and Temporary
 Cash Investments                                       23,458        14,636

Cash and Temporary Cash Investments
 at October 1                                           14,039        19,320
                                                      --------      --------

Cash and Temporary Cash Investments at December 31    $ 37,497      $ 33,956
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

-------------------------------------


                            National Fuel Gas Company
                            -------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation. During the quarter ended December 31, 1997, Horizon's wholly-owned subsidiary, Beheer-En-Beleggingsmaatschappij Bruwabel, B.V. (Bruwabel) increased its ownership interest in Severoceske Teplarny, a.s. and its subsidiaries (SCT) from 36.8% at September 30, 1997 to 70.8% at December 31, 1997. As a result of this increase in ownership interest, the Company now consolidates SCT into its accounts whereas the equity method was previously used. "Minority Interest in Foreign Subsidiaries" represents the minority stockholders' share of the equity and net income of SCT.

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the periods presented. The fiscal 1998 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1997, 1996 and 1995, that are included in the Company's combined Annual Report to Shareholders / Form 10-K for 1997.

           The earnings for the quarter ended December 31, 1997, should not be taken as a prediction for the fiscal year ending September 30, 1998, as most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. Distribution Corporation's Pennsylvania jurisdiction does not have a weather normalization clause. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Oil and Gas Exploration and Development Costs. Oil and Gas exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value (discounted at 10%) of estimated future net revenues from production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect (the full-cost ceiling). Future net revenue is estimated based on end-of-quarter prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow.

            At December 31, 1997, Seneca's capitalized costs under the full-cost method of accounting were below the full-cost ceiling. Since December 31, 1997, oil and gas prices have dropped to a level which, if they do not improve and there are no other factors such as proved reserve additions to mitigate the adverse impact of the low prices, would require the recognition of an impairment at March 31, 1998. Based on estimated prices, the amount of the impairment could be in the range of $25 million to $75 million (pretax). Due

-------------------------------------


to the volatile nature of oil and gas prices, the actual amount of impairment, if any, cannot be determined until March 31, 1998.


Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the three months ended December 31, 1997 and 1996, amounted to $10.3 million and $8.6 million, respectively. Income taxes paid during the three months ended December 31, 1997 and 1996, amounted to $1.4 million and $6.0 million, respectively.

           Details of the SCT acquisition during the quarter ended December 31, 1997, are as follows:

                                                            ($ millions)
                                                            ------------
                  Assets acquired                               $74.3
                  Liabilities assumed                           (33.2)
                  Existing investment at acquisition            (18.9)
                  Cash acquired at acquisition                   (6.3)
                                                                -----
                  Cash paid, net of cash acquired               $15.9
                                                                =====

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Earnings per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such additional shares are added to the denominator of the basic earnings per common share calculation in order to calculate diluted earnings per common share. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options. Such dilution was determined using the Treasury Stock Method as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share."

NOTE 2 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                 1997          1996
                                                 ----          ----
Operating Expenses:
 Current Income Taxes -
  Federal                                       $18,921       $15,140
  State                                           2,112         1,593
  Foreign                                           562             -
 Deferred Income Taxes                              910         5,476
                                                -------       -------
                                                 22,505        22,209

Other Income:
 Deferred Investment Tax Credit                    (152)         (167)
Minority Interest in Foreign Subsidiaries          (210)            -
                                                -------       -------

Total Income Taxes                              $22,143       $22,042
                                                =======       =======

-------------------------------------


           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                 1997          1996
                                                 ----          ----

Net income available for common stock           $36,827       $38,590
Total income taxes                               22,143        22,042
                                                -------       -------

Income before income taxes                      $58,970       $60,632
                                                =======       =======

Income tax expense, computed at federal
 statutory rate of 35%                           20,640        21,222

Increase (reduction) in taxes resulting from:
   Current state income taxes, net of federal
    income tax benefit                            1,373         1,035
   Depreciation                                     662           415
   Production tax credits                          (103)         (107)
   Miscellaneous                                   (429)         (523)
                                                -------       -------

   Total Income Taxes                           $22,143       $22,042
                                                =======       =======

           Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                     At December 31, 1997  At September 30, 1997
                                     --------------------  ---------------------

Deferred Tax Liabilities:

  Excess of tax over book
   depreciation                           $189,329              $190,913
  Exploration and intangible
   well drilling costs                     122,067               117,759
  Other                                     62,263                62,189
                                          --------              --------
    Total Deferred Tax
     Liabilities                           373,659               370,861
                                          --------              --------

Deferred Tax Assets:
   Overheads capitalized for
    tax purposes                           (20,202)              (19,406)
   Other                                   (63,846)              (62,900)
                                          --------              --------
     Total Deferred Tax Assets             (84,048)              (82,306)
                                          --------              --------

     Total Net Deferred Income
      Taxes                               $289,611              $288,555
                                          ========              ========

NOTE 3- Capitalization

Common Stock. During the three months ended December 31, 1997, the Company issued 82,712 shares of common stock under the Company's stock award and option plans, including 7,609 shares of restricted stock.

           On December 11, 1997, 658,500 stock options were granted under the stock award and option plans at an exercise price of $44.875 per share.

-------------------------------------


Long-Term  Debt.  SCT has a term loan in the amount of 150 million  Czech Koruna
(CZK) which translates to $4.4 million as of December 31, 1997. The principal will be paid in installments over the term of the loan, which matures in June 2006. The interest rate on this loan is set at the six month PRIBOR (Prague Interbank Offered Rates) rate plus 1%, which was 15.45% as of December 31, 1997. Two additional SCT loans in the amount of 15 million CZK ($0.4 million) have an interest rate set at the Komercni Banka, a.s. rate plus 1.5%, which was 15.80% as of December 31, 1997. The principal on these two additional loans will be paid in installments over the term of the loans, which mature in December 1999 and December 2000.

NOTE 4- Derivative Financial Instruments

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

           The following summarizes the Company's settlements under price swap agreements for the quarters ended December 31, 1997 and 1996, respectively:

                                            Quarter Ended      Quarter Ended
                                          December 31, 1997  December 31, 1996
                                          -----------------  -----------------

Natural Gas Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                     7.4                6.5
 Range of Fixed Prices per Thousand
  Cubic Feet (Mcf)                           $1.77 - $2.55      $1.71 - $2.10
 Weighted Average Fixed Price per Mcf                $1.96              $1.96
 Range of Variable Prices per Mcf            $2.56 - $3.44      $1.86 - $4.11
 Weighted Average Variable Price per Mcf             $3.04              $2.95
 Loss                                          $(7,949,000)       $(6,462,000)

Crude Oil Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                    234,000            310,000
 Range of Fixed Prices per bbl             $17.50 - $19.77    $17.40 - $18.33
 Weighted Average Fixed Price per bbl               $18.23             $17.91
 Range of Variable Prices per bbl          $18.32 - $21.28    $23.55 - $25.12
 Weighted Average Variable Price per bbl            $19.94             $24.52
 Loss                                          $  (438,000)       $(2,093,000)

-------------------------------------


           The Company had the following swap agreements outstanding at December 31, 1997:

Natural Gas Swap Agreements:
                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent Bcf)     Prices Per Mcf     Fixed Price Per Mcf
-----------       ----------------     --------------     -------------------

   1998                 17.1           $2.00 - $2.55             $2.18
   1999                 10.5           $2.00 - $2.35             $2.22
   2000                  1.3                   $2.29             $2.29
                        ----
                        28.9
                        ====

Crude Oil Swap Agreements:
                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent bbl)     Prices Per bbl     Fixed Price Per bbl
----------        ----------------     --------------     -------------------

   1998                657,000         $17.50 - $20.56          $19.04
   1999                135,000         $19.30 - $20.56          $19.86
                       -------
                       792,000
                       =======

           Gains or losses from these price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. At December 31, 1997, the Company had an unrecognized loss of approximately $1.9 million related to price swap agreements which are offset by corresponding unrecognized gains from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           The Company, through its natural gas marketing operations, participates in the natural gas futures market to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures are not held for trading purposes. At December 31, 1997, the Company had the following futures contracts outstanding:

Long "Buy" Positions

                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent Bcf)     Prices Per Mcf     Fixed Price Per Mcf
-----------       ----------------     --------------     -------------------

   1998                 5.9            $2.04 - $3.75             $2.65
   1999                 1.6            $2.04 - $2.74             $2.47
                        ---
                        7.5
                        ===

Short "Sell" Positions

                  National Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent Bcf)     Prices Per Mcf     Fixed Price Per Mcf
-----------       ----------------     --------------     -------------------


   1998                 2.9            $2.35 - $3.77             $2.71
   1999                 0.1            $2.41 - $2.42             $2.42
                        ---
                        3.0
                        ===

           Gains or losses from natural gas futures are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues in the Consolidated Statement of Income. At December 31, 1997, the Company had unrealized gains of approximately $0.5 million related to these futures contracts. The Company recorded a gain of approximately $1.3 million during the quarter ended December 31, 1997 and a loss of approximately $25,000 during

-------------------------------------


the quarter ended December 31, 1996. Since these futures contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are substantially offset by the related commodity transaction.

           The Company has SEC authority to enter into interest rate and currency exchange agreements associated with short-term borrowings covering a total principal amount of $300.0 million. No such agreements were entered into during the quarter ended December 31, 1997 and none are currently outstanding.

Credit Risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations under the price swap agreements and futures contracts they have issued. The Company is exposed to such credit risk when fluctuations in natural gas and crude oil market prices result in the Company recognizing gains on the price swap agreements and futures contracts that it has entered into. When credit risk arises, such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. In those instances where the Company is not dealing directly with the parent company, the Company has obtained guarantees from the parent company of the counterparty that has issued the price swap agreements. Accordingly, the Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

NOTE 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $10.9 million to $11.6 million. At December 31, 1997, Distribution Corporation has recorded the minimum liability of $10.9 million. The ultimate cost to Distribution
Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at December 31, 1997 includes related regulatory assets in the amount of approximately $10.3 million. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1997 Form 10-K.

Item 1.  Financial Statements (Concl.)
--------------------------------------


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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------


RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $36.8 million, or $0.96 per common share ($0.95 per common share on a diluted basis), during the quarter ended December 31, 1997. This compares with earnings of $38.6 million, or $1.02 per common share ($1.01 per common share on a diluted basis), during the quarter ended December 31, 1996.

           The $0.06 per common share decrease in earnings resulted from a decrease in earnings of the Company's Exploration and Production segment, offset in part by increases in earnings of the Utility, Pipeline and Storage and International segments.

           The earnings of the Exploration and Production segment decreased because of lower natural gas and oil production coupled with a decrease in the weighted average price received for oil and because of higher depletion expense. The earnings of the Utility segment increased because of lower operation and maintenance (O&M) expense combined with a rate increase effective in October 1997 in the New York jurisdiction. The higher earnings of the Pipeline and Storage segment resulted from higher revenue from unbundled pipeline sales and open access transportation and lower O&M expense. The International segment experienced a lower loss during the quarter ended December 31, 1997 than the quarter ended December 31, 1996 primarily because of expenses associated with the dissolution of the Horizon partnership known as Sceptre Power Company that were recorded in December 1996. In addition, the current quarter's earnings include Horizon's share of earnings from its investment in Severoceske Teplarny, a.s. (SCT), a company with district heating and power generation operations located in the northern part of the Czech Republic.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)
                                             Three Months Ended
                                                 December 31,
                                       -----------------------------
                                         1997       1996    % Change
                                         ----       ----    --------
Utility
  Retail Revenues:
   Residential                         $209,737   $213,626    (1.8)
   Commercial                            45,201     50,655   (10.8)
   Industrial                             6,412      6,229     2.9
                                       --------   --------
                                        261,350    270,510    (3.4)

  Off-System Sales                       14,750     14,858    (0.7)
  Transportation                         15,182     11,242    35.0
  Other                                    (441)     1,009      NM
                                       --------   --------
                                        290,841    297,619    (2.3)
                                       --------   --------

Pipeline and Storage
  Storage Service                        16,486     16,387     0.6
  Transportation                         23,768     24,182    (1.7)
  Other                                   5,604      3,925    42.8
                                       --------   --------
                                         45,858     44,494     3.1
                                       --------   --------

Exploration and Production               24,708     30,082   (17.9)
International                            11,589        728      NM
Other Nonregulated                       24,177     15,746    53.5
                                       --------   --------
                                         60,474     46,556    29.9
                                       --------   --------

Less-Intersegment Revenues               26,152     25,177     3.9
                                       --------   --------

                                       $371,021   $363,492     2.1
                                       ========   ========

OPERATING INCOME (LOSS) BEFORE INCOME TAXES
(in thousands)
                                             Three Months Ended
                                                 December 31,
                                        -----------------------------
                                         1997       1996    % Change
                                         ----       ----    --------

Utility                                 $47,476    $45,725     3.8
Pipeline and Storage                     22,850     19,463    17.4
Exploration and Production                2,296     12,576   (81.7)
International                               886     (3,090)  128.7
Other Nonregulated                        1,072        399   168.7
Corporate                                  (502)      (711)   29.4
                                        -------    -------

                                        $74,078    $74,362    (3.8)
                                        =======    =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                                            Three Months Ended
                                                December 31,
                                         -------------------------
                                         1997     1996    % Change
                                         ----     ----    --------
Utility Gas Sales
  Residential                            24,789   25,804    (3.9)
  Commercial                              5,914    6,837   (13.5)
  Industrial                              1,242    1,298    (4.3)
  Off-System                              4,478    4,047    10.6
                                        -------  -------
                                         36,423   37,986    (4.1)
                                        -------  -------

Non-Utility Gas Sales
  Production(in equivalent MMcf)         10,890   12,368   (12.0)
                                        -------  -------
Total Gas Sales                          47,313   50,354    (6.0)
                                        -------  -------

Transportation
  Utility                                14,650   13,887     5.5
  Pipeline and Storage                   94,403   86,000     9.8
  Nonregulated                              276        -      NM
                                        -------  -------
                                        109,329   99,887     9.5
                                        -------  -------

Marketing Volumes                         5,182    4,516    14.7
                                        -------  -------

Less-Inter and Intrasegment Volumes:
  Transportation                         44,392   43,684     1.6
  Production                                994    1,116   (10.9)
                                        -------  -------
                                         45,386   44,800     1.3
                                        -------  -------

Total System Natural Gas
 Volumes                                116,438  109,957     5.9
                                        =======  =======

NM = Not meaningful.

Utility.

           Operating income before income taxes for the Utility segment increased $1.8 million for the quarter ended December 31, 1997, compared with the same period a year ago. This resulted primarily from a general base rate increase in the New York Jurisdiction effective October 1, 1997 ($7.2 million on an annual basis) and from lower O&M expense, mainly related to labor and benefit expense reduction.

           Operating revenues for the Utility segment decreased $6.8 million for the quarter ended December 31, 1997, compared with the same period a year ago. This decrease reflects the recovery of lower gas costs which resulted from a decrease in the average price of purchased gas ($4.41 per Mcf and $4.69 per Mcf during the quarters ended December 31, 1997 and 1996, respectively) as well as a
1.6 billion cubic feet (Bcf) decrease in gas sales, offset in part by the positive impact of a general base rate increase discussed above. The decrease in gas sales reflects the migration of certain retail customers to transportation service in both the New York and Pennsylvania jurisdictions, as a result of new aggregator services. This is discussed further in the "Rate Matters" section that follows. Other operating revenues in the quarter ended December 31, 1997 were reduced by a $1.1 million refund provision to the Utility's customers for a 50% sharing of earnings over a predetermined amount in accordance with the New York rate settlement of July 1996. The cumulative estimated refund provision liability, including amounts accrued in fiscal

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


1997, is $4.1 million. The final amount owed to customers, if any, will not be known until after September 30, 1998, which is the conclusion of the settlement period.


Degree Days.

Three Months Ended December 31:
-------------------------------

                                                  Percent (Warmer) Colder
                                  in 1997 Than
                         Normal    1997    1996       Normal    1996
-------------------------------------------------------------------------

  Buffalo                2,262     2,294   2,256       1.4       1.7
  Erie                   2,045     2,096   2,128       2.5      (1.5)
-------------------------------------------------------------------------

Pipeline and Storage.

           Operating income before income taxes for the Pipeline and Storage segment increased $3.4 million for the quarter ended December 31, 1997, as compared with the same period a year ago. This increase reflects the increase in revenues associated with unbundled pipeline sales and the addition of new customers, as well as a decrease in O&M expense. O&M expense decreased $1.9 million as a result of lower labor and benefit expense as well as a reversal of a portion of a reserve set up for the Laurel Fields Storage Project. The Pipeline and Storage segment was able to recapture approximately $1.0 million by selling preliminary engineering, survey, environmental, and archeological information from the Laurel Fields Project to Independence Pipeline Company, which intends to build a 370-mile interstate pipeline system designed to transport about 900,000 dekatherms (Dth) per day of natural gas from Defiance, Ohio to Leidy, Pennsylvania. The preliminary information for the Laurel Fields Storage Project pertained to the area around Leidy, Pennsylvania.

           While transportation volumes for the current quarter increased 8.4 Bcf from the quarter ended December 31, 1996, largely due to increased usage by existing customers, the increase in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

Exploration and Production.

           Operating income before income taxes from the Company's Exploration and Production segment decreased $10.3 million compared with the same period a year ago, primarily as a result of lower weighted average prices received for oil, decreased natural gas and oil production, and higher depletion expense. Lower quarter end prices for both oil and natural gas and a negative reserve revision associated with West Cameron 552 resulted in increased depletion expense, determined on the unit of revenue method. Oil and condensate production decreased 81,000 barrels (bbls), or 15.8% with a significant contributor being the decline in production of Vermilion 252. Natural gas production declined 1.0 Bcf, or 10.7%, compared with the same period a year ago. A significant contributor to the decrease in production was the expected decline in production of West Cameron 552 and the unexpected delays in production from eight successful wells. There was a slight reduction in hedging losses for the quarter. Present prices are expected to result in a hedging gain in the second quarter.1 See further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 4 - Derivative Financial Instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         As discussed in Note 1 to the financial statements, Seneca follows the full-cost method of accounting for its oil and gas operations. Under this method, capitalized costs are limited to a full-cost ceiling. If capitalized cost exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. At December 31, 1997, Seneca's capitalized costs under the full-cost method of accounting were below the full-cost ceiling. Since December 31, 1997, oil and gas prices have dropped to a level which, if they do not improve and there are no other factors such as proved reserve additions to mitigate the adverse impact of the low prices, would require the recognition of an impairment at March 31, 1998. Based on estimated prices, the amount of the impairment could be in the range of $25 million to $75 million (pretax).1 Due to the volatile nature of oil and gas prices, the actual amount of impairment, if any, cannot be determined until March 31, 1998.


PRODUCTION VOLUMES

Exploration and Production.
                                                Three Months Ended
                                                   December 31,
                                           -------------------------
                                           1997     1996    % Change
                                           ----     ----    --------
Gas Production - (MMcf)
  Gulf Coast                               6,842    7,801     (12.3)
  West Coast                                 254      214      18.7
  Appalachia                               1,208    1,281      (5.7)
                                           -----    -----
                                           8,304    9,296     (10.7)
                                           =====    =====

Oil Production - (Thousands of Barrels)
  Gulf Coast                                 314      384     (18.2)
  West Coast                                 114      126      (9.5)
  Appalachia                                   3        2      50.0
                                           -----    -----
                                             431      512     (15.8)
                                           =====    =====

WEIGHTED AVERAGE PRICES

Exploration and Production.
                                                Three Months Ended
                                                   December 31,
                                           -------------------------
                                           1997     1996    % Change
                                           ----     ----    --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                               $3.04    $2.93      3.8
  West Coast                               $2.40    $1.62     48.1
  Appalachia                               $3.01    $2.46     22.4
  Weighted Average                         $3.01    $2.84      6.0
  Weighted Average After Hedging           $2.06    $2.14     (3.7)

Weighted Avg. Oil Price/bbl
  Gulf Coast                              $19.01   $24.28    (21.7)
  West Coast                              $15.90   $20.84    (23.7)
  Appalachia                              $19.23   $22.89    (16.0)
  Weighted Average                        $18.19   $23.43    (22.4)
  Weighted Average After Hedging          $17.17   $19.34    (11.2)

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


International

           Operating income before taxes for the International segment increased $4.0 million for the quarter ended December 31, 1997, compared with the same period a year ago. The current quarter's results include 100% of the pretax operating income of Severoceske Teplarny, a.s. (SCT), a company with district heating and power generation operations located in the northern part of the Czech Republic. Horizon first acquired a 34% interest in SCT in April 1997 and increased its ownership to 70.8% as of December 31, 1997. The minority interest in SCT is shown separately on the Consolidated Statement of Income after operating results. In addition, the December 1996 quarter included non-recurring expenses associated with the dissolution of the Horizon Energy Development, Inc. partnership known as Sceptre Power Company.

Other Nonregulated.

           The Other Nonregulated operations experienced an increase in operating income before income taxes of $0.7 million for the quarter ended December 31, 1997, compared with the same period a year ago. This increase is the result of improved performance in the Company's timber operations. Partly offsetting this was lower margins and higher operating expenses of NFR, the Company's energy marketing subsidiary.

Income Taxes.

           Income taxes increased $0.3 million for the current quarter mainly because of foreign income taxes from SCT.

Interest Charges.

           Total interest charges increased $1.2 million for the quarter ended December 31, 1997, compared with the same period a year ago: interest on long-term debt increased $1.3 million while other interest decreased $0.1 million. The increase in interest on long-term debt can be attributed primarily to a higher average amount of long-term debt outstanding mainly as a result of $100 million of medium-term notes issued in August 1997.

CAPITAL RESOURCES AND LIQUIDITY

           The Company's primary sources of cash during the three month period consisted of cash provided by operating activities and short-term bank loans and commercial paper.

Operating Cash Flow.

           Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes, minority interest in foreign subsidiaries and allowance for funds used during construction.

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

           Net cash provided by operating activities totaled $17.1 million for the quarter ended December 31, 1997, compared with $8.6 million provided by operating activities in the quarter ended December 31, 1996. The majority of the increase in cash provided by operating activities occurred in the Pipeline and Storage segment and the Exploration and Production segment. The Pipeline and Storage segment experienced an increase in cash receipts from transportation and storage service as well as from unbundled pipeline sales. The Exploration and Production segment experienced higher cash receipts from the sale of oil and gas, lower cash disbursements for federal taxes and a decrease in cash outlays to cover unrealized losses on its open oil and gas price swap positions. The increases to cash flow in the Exploration and Production segment were partly offset by higher O&M costs.

Investing Cash Flow.

Capital Expenditures and Other Investing Activities
---------------------------------------------------

           Capital expenditures represents the Company's additions to property, plant and equipment and are exclusive of investments in corporations and/or partnerships. Such investments are treated separately in the Statement of Cash Flows.

           The Company's capital expenditures totaled $37.9 million during the three month period. Total expenditures for the quarter represent 17.8% of the total capital expenditure budget for fiscal 1998 of $212.5 million. The following table presents first quarter capital expenditures by business segment:

                                        (in thousands)
                                        --------------

          Utility                          $13,605
          Pipeline and Storage               4,051
          Exploration and Production        19,944
          International                         17
          Other Nonregulated                   329
                                           -------
                                           $37,946
                                           =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Utility
-------

           The  bulk  of  the  Utility  capital   expenditures   were  made  for
replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage
--------------------

           The bulk of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems. Approximately $0.5 million was spent on the 1998 Niagara Expansion Project. As part of this expansion, Supply Corporation began transportation service for an additional 25,000 Dth per day in November 1997. Supply Corporation has filed for Federal Energy Regulatory Commission (FERC) approval concerning an additional 23,000 Dth per day expansion of firm winter only capacity. Supply Corporation anticipates receiving such FERC approval by April or May of 1998.1 There has been no change in status regarding Supply Corporation's proposed 1999 Niagara Expansion Project.

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

           If the Independence Pipeline Project is not constructed, SIP's share of the development costs is estimated not to exceed $6.0 million to $8.0 million.1 During the first quarter of fiscal 1998 approximately $0.1 million in preliminary survey costs had been incurred on the Independence Pipeline Project. Short-term borrowings are currently being used to finance development costs.

           In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company, a subsidiary of El Paso Energy regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana, at an estimated total cost of about $200 million.1 The MOU has been amended several times since then, and currently provides for the parties to (i) share past and future development costs for the Project through December 31, 1998, and
(ii) negotiate toward definitive agreements to form one or more 50-50 entities and to finance, develop, build, own and operate the Project. The FERC ruled in March 1997 that most of the Project would be jurisdictional, so additional regulatory filings would be necessary to construct and operate the Project. The parties will prepare and make those filings whenever justified by customer demand. If the MOU expires without any additional filings at the FERC, Supply Corporation's share of the development costs through December 31, 1998 is unlikely to exceed $1.2 million, of which Supply Corporation had paid about $1.0 million as of December 31, 1997.1 These paid costs are recorded in Deferred Charges on the Consolidated Balance Sheet at December 31, 1997. Supply Corporation is currently using short-term borrowings to finance the Project.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Exploration and Production
--------------------------

           Exploration  and Production  segment  capital  expenditures  included approximately $16.4 million on the offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition and geological and geophysical expenditures. Offshore exploratory and development drilling was concentrated on West Cameron 182, High Island 194, High Island 179 and High Island A356. Offshore construction occurred primarily at West Cameron 540. Offshore lease acquisitions included successful bids on eight leases at the State of Texas lease sale. Offshore geological and geophysical expenditures were made for purchases of 3-D seismic data.

           Exploration and Production capital expenditures also included approximately $3.5 million on the onshore program, including onshore drilling and construction costs for wells located in Louisiana and Texas, as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data.

           In November 1997, Seneca signed a letter of intent with the Whittier Trust Company to purchase for cash properties in the Midway-Sunset and Lost Hills field in the San Joaquin Basin of California. This potential acquisition will complement the Exploration and Production segment's reserve mix, bringing its new potential reserve base to 58% oil and 42% gas.1 This potential acquisition would also provide the Exploration and Production segment with the opportunity to continue its focus of growth by increasing its activities in the domestic onshore areas.1 The purchase price of these properties is expected to be in the range of $130 million to $150 million and is dependent upon various factors, including acceptance by Trust participants and swapping of certain Coalinga field properties for additional properties in the Midway-Sunset fields.1 Currently, due diligence and the writing of a detailed purchase agreement are proceeding.

           In January 1998, Seneca announced the signing of a letter of intent to acquire HarCor Energy, Inc., (Harcor) for a total cash price of $32.5 million, or $2.00 per share of HarCor common stock. The HarCor properties are located on the west side of the San Joaquin Basin in California. These properties are unique for California in that they produce higher gravity oil than is generally found in this area, as well as producing gas. Included in this acquisition is a gas processing plant and associated pipelines. Also included in this acquisition is approximately $54 million of 14 7/8% senior secured debt and other liabilities of HarCor. The sale is dependent upon various factors including Seneca's acquisition of certain other oil and gas assets, proper approvals and due diligence review. The closing of the proposed sale is expected to occur by June 1998.1

           The Company intends to use long-term debt to finance most of the acquisition costs associated with the Whittier Trust Company properties and HarCor common stock.1

International
-------------

           In December 1997, Bruwabel acquired an additional 34% equity interest in SCT for $22.2 million, including legal and finders fees, thus raising its total ownership to 70.8%. The acquisition was financed with short-term borrowings. The Czech Commercial Code requires that a shareholder that achieves certain ownership interests in a company (50%, 66.66%, or 75%) must extend a tender offer to the remaining minority shareholders of that company. Bruwabel recently issued such a tender offer for the remaining shares of SCT which will remain open through the beginning of April 1998. If Bruwabel were

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


to acquire the remaining 29.2% equity interest in SCT as a result of this tender offer, the maximum additional investment in SCT would be approximately 215 million Czech Koruna, which translates to approximately $6.2 million at the December 31, 1997 exchange rate. Any shares acquired through this tender offer would be financed with short-term borrowings.

           In January 1998, Bruwabel entered into an agreement to purchase 75.3% of the outstanding shares of Prvni severozapadni teplarenska, a.s. (PSZT), a company with wholesale district heating and power generation operations located in Komorany, Czech Republic. The operations of PSZT are in close proximity to SCT in the northern part of the Czech Republic. For calendar 1996, PSZT reported profits of approximately $3.0 million. The purchase price is approximately $60 million. The purchase price has been deposited in an escrow account in the Czech Republic pending the completion of certain conditions precedent that must be met before the transaction can be finalized. The amount deposited into escrow was financed with short-term borrowings. If the conditions precedent are not satisfied and the transaction is not completed, the principal and interest from the escrow account will be returned to Bruwabel.

           Bruwabel's investment in the Czech Republic is valued in Czech Korunas, and as such, this investment is subject to currency exchange risk when the Czech Korunas are translated into U.S. Dollars. During the first quarter of 1998, the Czech Koruna devalued in relation to the U.S. Dollar, resulting in a $2.3 million negative adjustment to the Cumulative Translation Adjustment in Common Stock Equity on the Consolidated Balance Sheets. This negative adjustment could reverse and potentially become a positive adjustment to Common Stock Equity if the Czech Koruna increases in value in relation to the U.S. Dollar. Further devaluations in the Czech Koruna would result in additional negative adjustments to the Cumulative Translation Adjustment. Management cannot predict whether the Czech Koruna will increase or decrease in value against the U.S. Dollar.1

Other Nonregulated
------------------

           Other  Nonregulated  capital  expenditures   consisted  primarily  of
furniture, equipment and computer hardware and software for the office location of the Company's gas marketing operation.

           Other cash provided by or used in investing activities reflects cash received on the sale of the Company's investment in property, plant and equipment and cash used for other investments.

           The Company's capital expenditure program is under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions.1

Financing Cash Flow.

           Consolidated short-term debt increased by $124.6 million during the first quarter. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs,

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchasedgas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

           The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering long-term debt, at December 31, 1997, the Company would have been permitted to issue up to a maximum of $662.0 million in additional long-term unsecured indebtedness, in light of then current long-term interest rates. In addition, at December 31, 1997, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $383.0 million of short-term debt.

           As discussed in Note 1 to the financial statements, Seneca may be required to recognize a $25.0 million to $75.0 million (pretax) impairment of its oil and gas assets at March 31, 1998. Had this impairment occurred at December 31, 1997, the maximum amount of additional long-term unsecured indebtedness that the Company would have been permitted to issue under its indenture would have ranged from $589.0 million (assuming a $75.0 million pretax impairment) to $637.0 million (assuming a $25.0 million pretax impairment).

           The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations and the requirements of the Company.

           The Company, through Seneca, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended December 31, 1997, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 7.4 equivalent Bcf and 234,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax loss of approximately $8.4 million. This loss was offset by higher prices received for actual natural gas and crude oil production.

           At December 31, 1997, Seneca had natural gas swap agreements outstanding with a notional amount of approximately 28.9 equivalent Bcf at prices ranging from $2.00 per Mcf to $2.55 per Mcf. The weighted average fixed price of these swap agreements is approximately $2.20 per Mcf.

           Seneca also had crude oil swap agreements outstanding at December 31, 1997 with a notional amount of 792,000 equivalent bbl at prices ranging from $17.50 per bbl to $20.56 per bbl. The weighted average fixed price of these swap agreements is approximately $19.18 per bbl.

           The Company, through NFR, participates in the natural gas futures market to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures are not held for trading purposes. During the quarter ended December 31, 1997, NFR recognized a pre-tax gain of approximately $1.3 million related to such futures contracts. Since these futures contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are substantially offset by the related commodity transaction.

           At December 31, 1997, NFR had long positions in the futures market amounting to a notional amount of 7.5 Bcf at prices ranging from $2.04 per Mcf to $3.75 per Mcf. The weighted average contract price of these futures contracts is approximately $2.61 per Mcf. NFR had short positions in the

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


futures market amounting to a notional amount of 3.0 Bcf at prices ranging from $2.35 per Mcf to $3.77 per Mcf. The weighted average contract price of these futures contracts is approximately $2.71 per Mcf.

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

Utility Operation


New York Jurisdiction
---------------------

In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding was approved by the Public Service Commission of the State of New York (PSC). Effective October 1, 1996 and October 1, 1997, Distribution Corporation received annual base rate increases of $7.2 million. The settlement did not specify a rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. As a result of this sharing mechanism, Distribution Corporation recorded an estimated cumulative refund provision to its customers of $3.0 million ($2.0 million after-tax) during the fourth quarter of 1997. An additional $1.1 million ($0.72 million after tax) was accrued during the quarter ended December 31, 1997. The final amount owed to customers, if any, will not be known until the conclusion of the settlement period.

         In June 1997, the PSC issued an order requiring jurisdictional utilities to file plans to offer heating customers a fixed price service option for the coming winter heating season. The order also directed the utilities to submit proposals for increased supply diversity with a view toward fostering price stability. In August 1997, Distribution Corporation filed in its New York jurisdiction a plan to comply with the PSC's order and the PSC subsequently approved the plan in October 1997. The fixed price service option that was approved gives heating customers the opportunity to be guaranteed a fixed unit price for natural gas during the billing period of December 1997 through April 1998. The option was made available on a first-come, first-served basis to a maximum of 100,000 heating customers. Approximately 11,000 heating customers

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


chose the fixed price service option, which will fix the monthly gas adjustment at $.13832 per hundred cubic feet, which is 20% less than the average gas adjustment experienced during the 1996 - 1997 heating season, but higher than the gas adjustment experienced during the 1995 - 1996 heating season. Distribution Corporation locked in commodity prices for approximately 30% of the New York jurisdiction's planned purchases during the period of November 1997 through March 1998. Other components of heating customers rates will remain unchanged.

         New York's gas industry restructuring effort continues to develop at a slow pace. As of the end of September 1997, 14,000 small volume customers across the state chose aggregator services over their utility. In Distribution Corporation's service territory, 1,500 small volume customers (out of over 500,000) are purchasing gas from eight aggregators, for a total annual load of just over 1 Bcf. The Company's marketing affiliate, NFR, is one of the participating aggregators. At the urging of the PSC, Distribution Corporation began to offer storage release service to aggregators on June 27, 1997. Currently, Distribution's is the only actual release storage service available in New York State. Whether aggregators find the service attractive enough to increase marketing activity remains to be seen.

Pennsylvania Jurisdiction
-------------------------

           Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

           Effective October 1, 1997, Distribution Corporation commenced service of the PaPUC approved customer choice pilot program called Energy Select. Energy Select, which will last one and one-half years, allows approximately 19,000 small commercial and residential customers of Distribution Corporation in the greater Sharon, Pennsylvania area to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas. Distribution Corporation is not a supplier of gas in this pilot. Under Energy Select, Distribution Corporation will continue to deliver the gas to the customer's home or business and will remain responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. NFR is a participating supplier in Energy Select.

           A gas restructuring bill was introduced in the Pennsylvania General Assembly proposing to amend the Public Utility Code to allow all retail customers, including residential, the ability to choose their own gas supplier. Identified as Senate Bill No. 943, it was not enacted into law in 1997. In December 1997, the Chairman of the PaPUC convened a collaborative of gas industry interests to develop a consensus bill using Senate Bill No. 943 as the starting point. As a member of the utility interest group, Distribution
Corporation is and will continue to be an active participant in the collaborative. The Company is not able to predict the outcome of the bill.

           General rate increases in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.

Pipeline and Storage. Supply Corporation currently does not have a rate case on file with the FERC. Its last case was settled with the FERC in February 1996. As part of that settlement, Supply Corporation agreed not to seek recovery of revenues related to certain terminated service from storage

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Management has been successful in marketing and obtaining executed contracts for such terminated storage service and does not anticipate a problem in obtaining executed contracts for additional terminated storage service as it arises.1

OTHER MATTERS

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites are in the range of $10.9 million to $11.6 million.1 At December 31, 1997, Distribution Corporation has recorded the minimum liability of $10.9 million. The ultimate cost to Distribution
Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. For further discussion, see disclosure in Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1997 Form 10-K.

Year 2000. The Company is preparing all of its computer systems to be Year 2000 compliant. Management has completed a detailed analysis of its computer systems to identify the systems that could be affected and has developed a conversion plan to resolve the issue. For various vendor supplied software, the Company is in the process of obtaining upgrades that are Year 2000 compliant. For internally developed software, changes to such software are being made and tested. The cost of upgrading systems is being expensed as incurred. Management estimates that such cost will total approximately $1.0 million.1 Despite the Company's goal to have its information systems Year 2000 compliant early in calendar 1999, the Company has no control over the systems of third parties with whom it interfaces.1 However, major third parties have been put on notice that the Company expects their products and services to perform as expected after January 1, 2000. The Company cannot predict the potential adverse consequences that could result if such third parties are not Year 2000 compliant.

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


Part II.  Other Information
---------------------------

Item 2.  Changes in Securities
------------------------------

On October 1, 1997, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' service as directors during the quarter ended December 31, 1997, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
               Exhibit
               Number             Description of Exhibit
               -------            ----------------------

                 (12)             Statements regarding Computation of Ratios:

                                  Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1997.

                 (27)             Financial Data Schedule

                 (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 1997 and 1996.

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




                                                 NATIONAL FUEL GAS COMPANY
                                                 -------------------------
                                                        (Registrant)









                                                 /s/ Joseph P. Pawlowski
                                                 -----------------------
                                                 Joseph P. Pawlowski
                                                 Treasurer and Principal
                                                 Accounting Officer





Date:  February 17, 1998
       -----------------