Form 10-Q/A
period 1997-12-31
NATIONAL FUEL GAS CO
filed 1998-03-02
CIK 70145

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                AMENDMENT NO. 1
                                    FORM 10-Q/A


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

           The $0.06 per common share decrease in earnings resulted from a decrease in earnings of the Company's Exploration and Production segment, offset in part by increases in earnings of the Utility, Pipeline and Storage and segments.

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

           In January 1998, Seneca announced the signing of a letter of intent to acquire HarCor Energy, Inc., (Harcor) for a total cash price of $32.5 million, or $2.00 per share of HarCor common stock. The HarCor properties are located on the west side of the San Joaquin Basin in California. These properties are unique for California in that they produce higher gravity oil than is generally found in this area, as well as producing gas. Included in this acquisition is a gas processing plant and associated pipelines. Also included in this acquisition is approximately $54 million of 14 7/8% senior secured debt and other liabilities of HarCor. The sale is dependent upon various factors including proper approvals and due diligence review. The closing of the proposed sale is expected to occur by June 1998.1*

           The Company intends to use long-term debt to finance most of the acquisition costs associated with the Whittier Trust Company properties and HarCor common stock.1

International
-------------

           In December 1997, Bruwabel acquired an additional 34% equity interest in SCT for $22.2 million, including legal and finders fees, thus raising its total ownership to 70.8%. The acquisition was financed with short-term borrowings. The Czech Commercial Code requires that a shareholder that achieves certain ownership interests in a company (50%, 66.66%, or 75%) must extend a tender offer to the remaining minority shareholders of that company. Bruwabel recently issued such a tender offer for the remaining shares of SCT which will remain open through the beginning of April 1998. If Bruwabel were


*Indicates paragraph amended by this Form 10-Q/A.

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

                                    SIGNATURE
                                    ---------





           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




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





Date:  March 2, 1998
       -------------