Form 10-Q
period 1998-03-31
NATIONAL FUEL GAS CO
filed 1998-05-14
CIK 70145

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


                  For the Quarterly Period Ended March 31, 1998
                                                 --------------


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
              ----------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES   X   NO
                     ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at April 30, 1998:
              38,351,539 shares.
-------------------------------------------------------------------------------

Company or Group of Companies for which Report is Filed:
-------------------------------------------------------

NATIONAL FUEL GAS COMPANY (Company or Registrant)

SUBSIDIARIES:         National Fuel Gas Distribution Corporation (Distribution
                        Corporation)
                      National Fuel Gas Supply Corporation (Supply Corporation)
                      Seneca Resources Corporation (Seneca)
                      Highland Land & Minerals, Inc. (Highland)
                      Leidy Hub, Inc. (Leidy Hub)
                      Data-Track Account Services, Inc. (Data-Track)
                      National Fuel Resources, Inc. (NFR)
                      Horizon Energy Development, Inc. (Horizon)
                      Niagara Energy Trading Inc. (NET)
                      Niagara Independence Marketing Company (NIM)
                      Seneca Independence Pipeline Company (SIP)
                      Utility Constructors, Inc. (UCI)

                                      INDEX

               Part I. Financial Information                           Page
               -----------------------------                           ----

Item 1.  Financial Statements

         a.   Consolidated Statements of Income and Earnings
              Reinvested in the Business - Three Months and
              Six Months Ended March 31, 1998 and 1997                 4 - 5

         b.   Consolidated Balance Sheets - March 31, 1998 and
              September 30, 1997                                       6 - 7

         c.   Consolidated Statement of Cash Flows - Six
              Months Ended March 31, 1998 and 1997                       8

         d.   Notes to Consolidated Financial Statements               9 - 19

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          19 - 41

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     41

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                               *

Item 2.  Changes in Securities                                          42

Item 3.  Defaults Upon Senior Securities                                 *

Item 4.  Submission of Matters to a Vote of Security Holders            42

Item 5.  Other Information                                               *

Item 6.  Exhibits and Reports on Form 8-K                               43

Signature                                                               44

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

Part I. - Financial Information
-------------------------------

Item 1. - Financial Statements
------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
                                                      (Thousands of Dollars)
INCOME
Operating Revenues                                     $462,648      $498,704
                                                       --------      --------

Operating Expenses
  Purchased Gas                                         188,874       251,573
  Fuel Used in Heat and Electric Generation              12,887           578
  Operation                                              93,819        70,272
  Maintenance                                             6,561         6,495
  Property, Franchise and Other Taxes                    30,680        35,676
  Depreciation, Depletion and Amortization               26,798        29,096
  Impairment of Oil and Gas Producing Properties        128,996             -
  Income Taxes - Net                                     (9,739)       34,202
                                                       --------      --------
                                                        478,876       427,892
                                                       --------      --------

Operating Income (Loss)                                 (16,228)       70,812
Other Income                                             25,594           584
                                                       --------      --------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries               9,366        71,396
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             11,115        10,178
  Other Interest                                         17,111         4,109
                                                       --------      --------
                                                         28,226        14,287
                                                       --------      --------

Minority Interest in Foreign Subsidiaries                (2,402)            -
                                                       --------      --------

Net Income (Loss) Available for Common Stock            (21,262)       57,109

EARNINGS REINVESTED IN THE BUSINESS

Balance at January 1 (1998, as restated)                484,431       445,554
                                                       --------      --------
                                                        463,169       502,663
Dividends on Common Stock
 (1998 - $.435; 1997 - $.42)                             16,604        15,967
                                                       --------      --------

Balance at March 31                                    $446,565      $486,696
                                                       ========      ========

Earnings (Loss) Per Common Share:
  Basic                                                  $(0.56)        $1.50
                                                         ======         =====
  Diluted                                                   N/A         $1.48
                                                         ======         =====

Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                          38,263,632    38,090,435
                                                     ==========    ==========
  Used In Diluted Calculation                               N/A    38,463,700
                                                     ==========    ==========
N/A - Not applicable due to antidilution

                 See Notes to Consolidated Financial Statements

--------------------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                         1998          1997
                                                         ----          ----
                                                       (Thousands of Dollars)
INCOME
Operating Revenues                                      $833,669      $862,196
                                                        --------      --------

Operating Expenses
  Purchased Gas                                          353,141       415,664
  Fuel Used in Heat and Electric Generation               17,221         1,118
  Operation                                              159,333       138,155
  Maintenance                                             12,907        11,966
  Property, Franchise and Other Taxes                     54,891        60,233
  Depreciation, Depletion and Amortization                57,918        55,685
  Impairment of Oil and Gas Producing Properties         128,996             -
  Income Taxes - Net                                      13,210        56,411
                                                        --------      --------
                                                         797,617       739,232
                                                        --------      --------
Operating Income                                          36,052       122,964
Other Income                                              26,762         1,322
                                                        --------      --------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries               62,814       124,286
                                                        --------      --------

Interest Charges
  Interest on Long-Term Debt                              22,562        20,357
  Other Interest                                          21,151         8,230
                                                        --------      --------
                                                          43,713        28,587
                                                        --------      --------
Minority Interest in Foreign Subsidiaries                 (2,829)            -
                                                        --------      --------

Income Before Cumulative Effect                           16,272        95,699
Cumulative Effect of Change in Accounting for Depletion   (9,116)            -
                                                        --------      --------
Net Income Available for Common Stock                      7,156        95,699

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                     472,595       422,874
                                                        --------      --------
                                                         479,751       518,573
Dividends on Common Stock
 (1998 - $.87; 1997 - $.84)                               33,186        31,877
                                                        --------      --------
Balance at March 31                                     $446,565      $486,696
                                                        ========      ========

Basic Earnings Per Common Share:
  Income Before Cumulative Effect                          $0.43         $2.52
  Cumulative Effect of Change in Accounting for Depletion  (0.24)            -
                                                           -----         -----
  Net Income Available for Common Stock                    $0.19         $2.52
                                                           =====         =====
Diluted Earnings Per Common Share:
  Income Before Cumulative Effect                          $0.42         $2.49
  Cumulative Effect of Change in Accounting for Depletion  (0.24)            -
                                                           -----         -----
  Net Income Available for Common Stock                    $0.18         $2.49
                                                           =====         =====

Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                           38,230,331    38,020,555
                                                      ==========    ==========
  Used in Diluted Calculation                         38,673,312    38,369,701
                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                     March 31,
                                                       1998    September 30,
                                                   (Unaudited)      1997
                                                   ----------- -------------
                                                     (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                      $2,881,283    $2,668,478
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 869,214       849,112
                                                   ----------    ----------
                                                    2,012,069     1,819,366
                                                   ----------    ----------
Current Assets
   Cash and Temporary Cash Investments                 38,723        14,039
   Receivables - Net                                  206,004       107,417
   Unbilled Utility Revenue                            38,013        20,433
   Gas Stored Underground                               7,741        29,856
   Materials and Supplies - at average cost            22,919        19,115
   Unrecovered Purchased Gas Costs                        340             -
   Prepayments                                         37,640        17,807
                                                   ----------    ----------
                                                      351,380       208,667
                                                   ----------    ----------

Other Assets
   Recoverable Future Taxes                            91,011        91,011
   Unamortized Debt Expense                            22,201        23,394
   Other Regulatory Assets                             46,619        48,350
   Investment in Unconsolidated Foreign Subsidiary          -        18,887
   Deferred Charges                                     6,912        12,025
   Other                                               76,347        45,631
                                                   ----------    ----------
                                                      243,090       239,298
                                                   ----------    ----------

                                                   $2,606,539    $2,267,331
                                                   ==========    ==========

                 See Notes to Consolidated Financial Statements

-------------------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------


                                                    March 31,
                                                      1998      September 30,
                                                   (Unaudited)      1997
                                                   -----------  -------------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 100,000,000 Shares; Issued
    and Outstanding - 38,297,672 Shares and
    38,165,888 Shares, Respectively                $   38,298    $   38,166
   Paid in Capital                                    408,703       405,028
   Earnings Reinvested in the Business                446,565       472,595
   Cumulative Translation Adjustment                   (1,175)       (2,085)
                                                   ----------    ----------
Total Common Stock Equity                             892,391       913,704
Long-Term Debt, Net of Current Portion                543,410       581,640
                                                   ----------    ----------
Total Capitalization                                1,435,801     1,495,344
                                                   ----------    ----------

Minority Interest in Foreign Subsidiaries              34,825             -
                                                   ----------    ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                  378,235        92,400
   Current Portion of Long-Term Debt                  153,572       103,359
   Accounts Payable                                    63,316        74,105
   Amounts Payable to Customers                         3,704        10,516
   Other Accruals and Current Liabilities             175,588        83,793
                                                   ----------    ----------
                                                      774,415       364,173
                                                   ----------    ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  234,131       288,555
   Taxes Refundable to Customers                       19,427        19,427
   Unamortized Investment Tax Credit                   11,736        12,041
   Other Deferred Credits                              96,204        87,791
                                                   ----------    ----------
                                                      361,498       407,814
                                                   ----------    ----------
Commitments and Contingencies                               -             -
                                                   ----------    ----------

                                                   $2,606,539    $2,267,331
                                                   ==========    ==========

                 See Notes to Consolidated Financial Statements

--------------------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------
                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                         1998          1997
                                                         ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock               $  7,156      $ 95,699
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Cumulative Effect of Change in Accounting
           for Depletion                                  9,116             -
         Impairment of Oil and Gas Producing Properties 128,996             -
         Depreciation, Depletion and Amortization        57,918        55,685
         Deferred Income Taxes                          (48,890)        2,948
         Minority Interest in Foreign Subsidiaries        2,829             -
         Other                                           (1,074)        5,322
         Change in:
           Receivables and Unbilled Utility Revenue    (100,862)     (157,544)
           Gas Stored Underground and Materials and
            Supplies                                     23,518        31,478
           Unrecovered Purchased Gas Costs                 (340)       (8,443)
           Prepayments                                  (19,134)       12,075
           Accounts Payable                             (18,249)       (4,184)
           Amounts Payable to Customers                  (6,812)        3,152
           Other Accruals and Current Liabilities        84,603        83,843
           Other Assets and Liabilities - Net             3,882        25,708
                                                       --------      --------
Net Cash Provided by
 Operating Activities                                   122,657       145,739
                                                       --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                (220,889)      (84,644)
   Investment in Foreign Subsidiaries, Net of Cash
     Acquired                                           (75,963)            -
   Other                                                    353           263
                                                       --------      --------
Net Cash Used in Investing Activities                  (296,499)      (84,381)
                                                       --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                               281,593       (26,500)
   Reduction of Long-Term Debt                          (52,323)         (367)
   Dividends Paid on Common Stock                       (33,131)      (31,752)
   Proceeds from Issuance of Common Stock                 2,387         6,965
                                                       --------      --------
Net Cash Provided by (Used in)
 Financing Activities                                   198,526       (51,654)
                                                      ---------      --------

Net Increase in Cash and
 Temporary Cash Investments                              24,684         9,704

Cash and Temporary Cash Investments
 at October 1                                            14,039        19,320
                                                       --------      --------

Cash and Temporary Cash Investments at March 31        $ 38,723      $ 29,024
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

-------------------------------------


                            National Fuel Gas Company
                            -------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation. During the quarter ended March 31, 1998, Horizon's wholly-owned subsidiary, Horizon Energy Development B.V. (Horizon B.V.) (name changed from Beheer-En-Beleggingsmaatschappij Bruwabel, B.V. in April 1998) acquired a 75.3% ownership interest in Prvni severozapadni teplarenska, a.s.
(PSZT). PSZT is a wholesale power and district heating company located in the northern Bohemia region of the Czech Republic. The Company consolidates PSZT into its accounts.

           During the quarter ended December 31, 1997, Horizon B.V. increased its ownership interest in Severoceske Teplarny, a.s. and its subsidiaries (SCT) from 36.8% at September 30, 1997 to 70.8% at December 31, 1997. A tender offer to SCT's minority shareholders completed in April 1998 has increased Horizon B.V.'s ownership interest to 82.6% (75.2% at March 31, 1998). The Company consolidates SCT into its accounts. The equity method was used to account for Horizon B.V.'s investment in SCT during fiscal 1997.

           The acquisitions of SCT and PSZT have been accounted for in accordance with the purchase method as specified by Accounting Principles Board Opinion Number 16, "Business Combinations" (APB 16). The acquisitions resulted in approximately $23.2 million of goodwill, which is being amortized over a twenty year period. This goodwill ($22.9 million at March 31, 1998) is recorded in Other Assets in the Company's Consolidated Balance Sheet at March 31, 1998. The final amount of goodwill is subject to further purchase price adjustments.

           "Minority Interest in Foreign Subsidiaries" represents the minority stockholders' share of the equity and net income of SCT and PSZT.

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1997, 1996 and 1995, that are included in the Company's combined Annual Report to Shareholders/Form 10-K for 1997. The fiscal 1998 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year.

           The earnings for the six months ended March 31, 1998 (exclusive of the cumulative effect of a change in accounting for depletion and the impairment of oil and gas producing properties, both of which are discussed below) should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 1998. Most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. Distribution Corporation's

-------------------------------------


tariff for its Pennsylvania jurisdiction does not have a weather normalization clause. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather.

Cumulative Effect of Change in Accounting. Effective October 1, 1997, Seneca changed its method of depletion for oil and gas properties from the gross revenue method to the units of production method. The new method was adopted because it provides a better measure of depletion expense and is the preferable method used by oil and gas producing companies. Seneca's recent acquisition activities will increase its size and scope of operations in relation to those of the Company, making now the appropriate time for the change in depletion methods. (See further discussion of acquisitions in Note 6 - Acquisition of HarCor Energy, Inc. and in Item 2, Management's Discussion and Analysis under "Exploration and Production".) The units of production method has been applied retroactively to prior years to determine the cumulative effect through October 1, 1997. This cumulative effect reduced earnings by $9.1 million, net of income tax. Depletion of oil and gas properties for the quarter and six months ended March 31, 1998, has been computed under the newly adopted units of production method. The effect of the change from the gross revenue method to the units of production method increased net income for the quarter ended March 31, 1998 by $130,000. For the six months ended March 31, 1998, the effect of the change increased income before cumulative effect and net income by $837,000 ($0.02 per common share, basic and diluted).

           Since the Company changed its method of depletion for oil and gas producing properties in the second quarter of its fiscal year, the first quarter ended December 31, 1997, is restated as follows:

                                                         Three Months Ended
                                                          December 31, 1997
                                                        --------------------
                                                        Original    Restated
                                                        --------    --------
(Thousands of Dollars, except per share amounts)

   Income Before Cumulative Effect                      $36,827       $37,534
   Cumulative Effect of Change in Accounting                  -        (9,116)
                                                        -------       -------
   Net Income Available for Common Stock                $36,827       $28,418
                                                        =======       =======


Basic Earnings Per Common Share:
   Income Before Cumulative Effect                        $0.96        $0.98
   Cumulative Effect of Change in Accounting                  -        (0.24)
                                                          -----        -----
   Net Income Available for Common Stock                  $0.96        $0.74
                                                          =====        =====


Diluted Earnings Per Common Share:
   Income Before Cumulative Effect                        $0.95        $0.97
   Cumulative Effect of Change in Accounting                  -        (0.24)
                                                          -----       ------
   Net Income Available for Common Stock                  $0.95        $0.73
                                                          =====        =====

-------------------------------------


Pro forma amounts shown below, assume the retroactive application of the new depletion method:

                          Three Months        Three Months          Six Months
                             Ended                Ended                Ended
                          December 31,          March 31,              March 31,
                          --------------      -------------         -------------
                           1997     1996      1998       1997       1998     1997
                           ----     ----      ----       ----       ----     ----
Pro Forma Amounts:
(Thousands of Dollars,
 except per share amounts)

   Net Income (Loss)
    Available for
    Common Stock          $37,534  $37,960   $(21,262)  $ 57,637   $16,272  $95,597
                          =======  =======   ========   ========   =======  =======

   Earnings (Loss)
     Per Common Share:
      Basic               $  0.98  $  1.00   $  (0.56)  $   1.51   $  0.43  $  2.51
                          =======  =======   ========   ========   =======  =======
      Diluted             $  0.97  $  0.99   $    N/A   $   1.50   $  0.42  $  2.49
                          =======  =======   =========  ========   =======  =======

N/A - Not applicable due to antidilution

Oil and Gas Exploration and Development Costs. Oil and Gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value of estimated future net revenues
(discounted at 10%) from production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect (the full-cost ceiling). Future net revenue is estimated based on end-of-quarter prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. Such a charge has no effect on the Company's cash flow.

         The surplus of crude oil world-wide has caused oil prices to drop to their lowest level in recent years, and gas prices have been negatively impacted by a warmer than normal winter. Due to these price declines, Seneca's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at March 31, 1998. Seneca was required to recognize an impairment of its oil and gas producing properties. This charge amounted to $129.0 million (pretax) and reduced net income for the quarter and six months ended March 31, 1998, by $79.1 million ($2.07 per common share, basic; $2.05 per common share, for the six months ended March 31, 1998, on a diluted basis).

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 1998 and 1997, amounted to $30.5 million and $26.7 million, respectively. Net income taxes paid during the six months ended March 31, 1998 and 1997 amounted to $20.4 million and $40.9 million, respectively.

-------------------------------------


           Details of the SCT and PSZT acquisitions during the six months ended March 31, 1998, are as follows (dollars in millions):

                                                              SCT            PSZT          Total
                                                              ---            ----          -----

                  Assets acquired                            $74.4          $144.4         $218.8
                  Liabilities assumed                        (32.3)          (84.4)        (116.7)
                  Existing investment at acquisition         (18.9)              -          (18.9)
                  Cash acquired at acquisition                (6.3)           (0.9)          (7.2)
                                                             -----          ------         ------
                  Cash paid, net of cash acquired            $16.9          $ 59.1         $ 76.0
                                                             =====          ======         ======

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

Note 2 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1998        1997
                                                           ----        ----

Operating Expenses:
  Current Income Taxes -
   Federal                                               $52,235     $48,590
   State                                                   5,242       4,873
   Foreign                                                 4,623           -

  Deferred Income Taxes                                  (48,890)      2,948
                                                         -------     -------
                                                          13,210      56,411

Other Income:
Deferred Investment Tax Credit                              (305)       (335)
Minority Interest in Foreign Subsidiaries                 (1,457)          -
Cumulative Effect of Change in Accounting                 (5,736)          -
                                                         -------     -------

Total Income Taxes                                       $ 5,712     $56,076
                                                         =======     =======

-------------------------------------


           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1998        1997
                                                           ----        ----

Net income available for common stock                   $  7,156    $ 95,699
Total income taxes                                         5,712      56,076
                                                        --------    --------

Income before income taxes                              $ 12,868    $151,775
                                                        ========    ========

Income tax expense, computed at
 statutory rate of 35%                                  $  4,504    $ 53,121

Increase (reduction) in taxes resulting from:
  Current state income taxes, net of federal
   income tax benefit                                      3,407       3,165
  Depreciation                                             1,225         851
  Miscellaneous                                           (3,424)     (1,061)
                                                        --------    --------

  Total Income Taxes                                    $  5,712    $ 56,076
                                                        ========    ========

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                At March 31, 1998      At September 30, 1997
                              ----------------------  -----------------------

Deferred Tax Liabilities:
  Excess of tax over book
   depreciation                      $135,569                 $190,913
  Exploration and
   intangible well
   drilling costs                     127,898                  117,759
  Other                                61,786                   62,189
                                     --------                 --------
    Total Deferred Tax
     Liabilities                      325,253                  370,861
                                     --------                 --------

Deferred Tax Assets:
  Overheads capitalized
   for tax purposes                   (20,998)                 (19,406)
  Other                               (70,124)                 (62,900)
                                     ---------                --------
    Total Deferred Tax
     Assets                           (91,122)                 (82,306)
                                     --------                 --------

    Total Net Deferred
     Income Taxes                    $234,131                 $288,555
                                     ========                 ========

           The primary issues related to Internal Revenue Service audits of the Company for the years 1977 - 1994 were settled early in calendar 1998. Net income for the quarter and six months ended March 31, 1998 was increased by approximately $5 million as a result of interest, net of tax and other adjustments, related to this settlement.

-------------------------------------


Note 3 - Capitalization

Common Stock. At the Annual Meeting of Shareholders in February 1998, the Company's shareholders voted to increase the number of shares of authorized Company common stock from 100,000,000 shares to 200,000,000 shares. This change became effective April 3, 1998, upon the filing of a certificate of amendment with the Secretary of State of the State of New Jersey.

           During the six months ended March 31, 1998, the Company issued 131,784 shares of common stock under the Company's stock award and option plans including 7,609 shares of restricted stock.

           On December 11, 1997, 658,500 stock options were granted under the stock award and option plans at an exercise price of $44.875 per share.

           Effective April 1, 1998, the Company's section 401(k) Plans, Dividend Reinvestment Plan and Customer Stock Purchase Plan began utilizing original issue shares of Company common stock.

Preferred  Stock.  At the Annual Meeting of  Shareholders  in February 1998, the
Company's shareholders voted to eliminate the Company's authorized 3,200,000 shares of $25 par value preferred stock and replace it with an authorized amount of 10,000,000 shares of $1 par value preferred stock. This change became effective April 3, 1998, upon the filing of a certificate of amendment with the Secretary of State of the State of New Jersey. The Company does not have any preferred stock outstanding at this time.

Long-Term  Debt.  SCT has a term loan in the amount of 145 million  Czech Koruna
(CZK) which translates to $4.3 million as of March 31, 1998. The principal will be paid in quarterly installments over the term of the loan, which matures in June 2006. The interest rate on this loan is set at the six month PRIBOR (Prague Interbank Offered Rate) rate plus 1%, which was 16.77% as of March 31, 1998. Two additional SCT loans, in the aggregate amount of CZK 13.6 million ($0.4 million), are outstanding. Each of these loans has an interest rate set at the Komercni Banka, a.s. rate plus 1.5%, which was 17.3% as of March 31, 1998. The principal on these two additional loans will be paid in quarterly installments over the term of the loans, one of which matures in December 1999 and the other in December 2000.

           PSZT has U.S. dollar denominated debt in the amount of $50.6 million as of March 31, 1998. The functional currency of PSZT is the Czech Koruna. Since this debt must be repaid in U.S. dollars, a change in exchange rates between the Czech Koruna and the U.S. dollar may increase or decrease the amount of Czech Koruna required to repay the debt, resulting in a corresponding gain or loss to be recognized in the income statement. During the quarter ended March 31, 1998, the Czech Koruna increased in value in relation to the U.S. dollar. Accordingly, PSZT recognized a pretax gain of approximately $2.3 million, which is included in Other Income in the Consolidated Statement of Income. Subsequent exchange rate changes over the term of the loan may result in the recognition of additional gains or losses. The principal of this debt will be paid in quarterly installments over the period of March 2000 - December 2004. The interest rate on this debt is set at the six month LIBOR (London Interbank Offered Rates) rate plus 2.2%, which was 8.04% as of March 31, 1998.

-------------------------------------


           PSZT also has long-term debentures in the amount of CZK 300 million ($8.9 million). The debentures mature in December 1999 and bear an interest rate of 13%.

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

           The following summarizes the Company's activity under price swap agreements for the quarter and six-month periods ended March 31, 1998 and 1997, respectively:

                                             Quarter Ended    Quarter Ended
                                             March 31, 1998   March 31, 1997
                                             --------------   --------------
Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Billion
  Cubic Feet (Bcf)                                    5.7                 5.9
 Range of Fixed Prices per Thousand Cubic
  Feet (Mcf)                                $2.00 - $2.55       $1.77 - $2.06
 Weighted Average Fixed Price per Mcf               $2.20               $1.90
 Range of Variable Prices per Mcf           $2.01 - $2.35       $1.77 - $4.08
 Weighted Average Variable Price per Mcf            $2.22               $2.87
 Loss                                           $(136,000)        $(5,714,000)

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent
  Barrels (bbl)                                   219,000             360,000
 Range of Fixed Prices per bbl            $17.50 - $20.56     $17.40 - $18.71
 Weighted Average Fixed Price per bbl              $19.04              $18.02
 Range of Variable Prices per bbl         $15.04 - $16.73     $20.97 - $25.18
 Weighted Average Variable Price per bbl           $15.95              $22.78
 Gain (Loss)                                     $677,000         $(1,713,000)

-------------------------------------

                                           Six Months Ended  Six Months Ended
                                            March 31, 1998    March 31, 1997
                                           ----------------  ----------------

Natural Gas Price Swap Agreements:
 Notional Amount - Equivalent Bcf                      13.1              12.4
 Range of Fixed Prices per Mcf                $1.77 - $2.55     $1.71 - $2.10
 Weighted Average Fixed Price per Mcf                 $2.07             $1.93
 Range of Variable Prices per Mcf             $2.01 - $3.44     $1.77 - $4.11
 Weighted Average Variable Price per Mcf              $2.68             $2.91
 Loss                                           $(8,085,000)     $(12,176,000)

Crude Oil Price Swap Agreements:
 Notional Amount - Equivalent bbl                   453,000           670,000
 Range of Fixed Prices per bbl              $17.50 - $20.56   $17.40 - $18.71
 Weighted Average Fixed Price per bbl                $18.62            $17.97
 Range of Variable Prices per bbl           $15.04 - $21.28   $20.97 - $25.18
 Weighted Average Variable Price per bbl             $18.01            $23.59
 Gain (Loss)                                       $239,000       $(3,806,000)

           The Company had the following price swap agreements outstanding at March 31, 1998.

Natural Gas Price Swap Agreements:

                       Notional Amount    Range of Fixed   Weighted Average
Fiscal Year            (Equivalent Bcf)   Prices Per Mcf   Fixed Price Per Mcf
-----------            ----------------   --------------   -------------------

   1998                     11.4          $2.00 - $2.35           $2.17
   1999                     14.0          $2.00 - $2.47           $2.28
   2000                      2.4          $2.29 - $2.47           $2.37
                            ----
                            27.8
                            ====

Crude Oil Price Swap Agreements:

                       Notional Amount    Range of Fixed   Weighted Average
Fiscal Year            (Equivalent bbl)   Prices Per bbl   Fixed Price Per bbl
-----------            ----------------   --------------   -------------------

   1998                    438,000        $17.50 - $20.56        $19.04
   1999                    135,000        $19.30 - $20.56        $19.86
                           -------
                           573,000
                           =======

           Gains or losses from these price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. At March 31, 1998, the Company had an unrecognized loss of approximately $7.1 million related to the price swap agreements which are offset by corresponding unrecognized gains from the Company's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           The Company, through its natural gas marketing operations, participates in the natural gas futures market to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures are not held for trading purposes. At March 31, 1998, the Company had the following futures contracts outstanding:

-------------------------------------


Long "Buy" Positions

                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent Bcf)     Prices Per Mcf     Fixed Price Per Mcf
-----------       ----------------     --------------     -------------------

   1998                 5.0            $2.04 - $2.60             $2.37
   1999                 2.2            $2.04 - $2.75             $2.50
                        ---
                        7.2
                        ===

Short "Sell" Positions

                  Notional Amount      Range of Fixed      Weighted Average
Fiscal Year       (Equivalent Bcf)     Prices Per Mcf     Fixed Price Per Mcf
-----------       ----------------     --------------     -------------------

   1998                 3.9            $2.20 - $2.63             $2.45
   1999                  .2            $2.38 - $2.42             $2.41
                        ---
                        4.1
                        ===

           Gains or losses from natural gas futures are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues in the Consolidated Statement of Income. At March 31, 1998, the Company had unrealized gains of approximately $1.4 million related to these futures contracts. The Company recorded a loss of approximately $0.1 million during the quarter ended March 31, 1998 and a gain of approximately $1.7 million during the quarter ended March 31, 1997. The Company recorded gains of approximately $1.2 million and $1.7 million for the six months ended March 31, 1998 and 1997, respectively. Since these futures contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are substantially offset by the related commodity transaction.

           The Company has SEC authority to enter into hedging transactions related to all or a portion of its existing or anticipated debt. The notional amounts of the hedging instruments may not exceed the amount of the Company's outstanding debt. No such hedging transactions were entered into during the quarter ended March 31, 1998 and none are currently outstanding.

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

-------------------------------------

Note 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

           It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites may range from $14.0 million to $15.0 million. At March 31, 1998, Distribution Corporation has recorded the minimum liability of $14.0 million. The approximate 50% increase in the liability since September 30, 1997 mainly relates to changing circumstances and revised estimates for one particular former manufactured gas plant site. The ultimate cost to Distribution Corporation with respect to the remediation of all sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

           In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at March 31, 1998 includes related regulatory assets in the amount of approximately $13.3 million. For further discussion, see disclosure in Note H
- Commitments and  Contingencies  under the heading  "Environmental  Matters" in
Item 8 of the Company's 1997 Form 10-K.

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

Note 6 - Acquisition of HarCor Energy, Inc.

         In May 1998, Seneca West Corporation (Seneca West), a wholly-owned subsidiary of Seneca, completed a tender offer (an offer of $2.00 per share) for the outstanding shares of HarCor Energy, Inc. (HarCor). Preliminary information supplied by the depository for the offer indicate that approximately 95% of the outstanding shares of HarCor common stock were tendered in accordance with the tender offer. Seneca West gave notice to the depository that Seneca West accepted for payment all of the shares of HarCor common stock. The cost of acquiring these shares is approximately $31 million.

-------------------------------------

         The tender offer was commenced pursuant to the terms of an Agreement and Plan of Merger among HarCor, Seneca and Seneca West which provides for the merger of Seneca West with and into HarCor following the successful consummation of the tender offer. Accordingly, all shares of HarCor common stock that were not purchased pursuant to the tender offer will be converted in the merger into the right to receive $2.00 per share. Seneca West intends to consummate the merger before the end of 1998. The conversion of the remaining shares would cost Seneca West approximately $1.6 million.

         Seneca West's acquisition of HarCor will be accounted for in accordance with the purchase method as specified by APB 16. HarCor's results of operations will be incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the tender offer in May 1998.

         The HarCor oil and gas properties are located on the west side of the San Joaquin Basin in California. These properties are unique for California in that they produce higher gravity oil than is generally found in this area, as well as producing natural gas. Included in this acquisition is approximately $54 million of 14 7/8% senior secured debt and other liabilities of HarCor.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Earnings.

           The Company experienced a loss of $21.3 million, or $0.56 per common share, for the quarter ended March 31, 1998. This loss includes a non-cash impairment of Seneca's oil and gas assets in the amount of $79.1 million (after-tax). Without this item, the quarter's earnings would have been $57.8 million, or $1.51 per common share ($1.49 per common share on a diluted basis). This compares with earnings of $57.1 million, or $1.50 per common share ($1.48 per common share on a diluted basis), for the quarter ended March 31, 1997.

           The Company's earnings were $7.2 million, or $0.19 per common share ($0.18 per common share on a diluted basis), for the six months ended March 31, 1998. This includes the non-cash impairment of Seneca's oil and gas assets, noted above, as well as the cumulative effect through October 1, 1997, of a change in depletion methods for Seneca's oil and gas assets in the amount of $9.1 million, or $0.24 per common share. Without these two non-cash items, earnings for the six months ended March 31, 1998 would have been $95.4 million, or $2.50 per common share ($2.47 per common share on a diluted

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


basis). This compares with earnings of $95.7 million, or $2.52 per common share ($2.49 per common share on a diluted basis), for the six months ended March 31, 1997.

           The slight increase in earnings for the quarter (exclusive of the asset impairment noted above) as compared with the prior year's quarter resulted from higher earnings in the Exploration and Production, International, and Pipeline and Storage segments offset in part by lower earnings in the Utility segment.

           In the Exploration and Production segment, earnings are up (exclusive of the asset impairment noted above) due to Seneca's portion of interest income related to the recent settlement of the primary issues of IRS audits for the years 1977 - 1994. Partly offsetting this increase was lower income from operations mainly because of lower production and prices of both oil and gas.

         The  International   segment  has  experienced  increases  in  earnings
resulting from Horizon's share of earnings from its two main investments in district heating and power generation operations located in the Czech Republic.

         In the Pipeline and Storage segment, earnings are up due to Supply Corporation's portion of interest income related to the previously mentioned recent settlement of IRS audits. Additional income taxes related to certain unsettled issues were also recorded. Mostly offsetting the net increase related to the IRS audits was lower revenue from unbundled pipeline sales and open access transportation and reserves established for preliminary costs incurred to date related to proposed pipeline projects. Certain of these costs for which reserves were established may be recovered at a future date.

         In the Utility segment, earnings are down from the prior year mainly because of the impact of warmer weather in the Pennsylvania jurisdiction and the consequent overall lower normalized gas usage per customer account. In addition, the Utility segment incurred interest expense, net of related rate recovery, related to the previously mentioned recent settlement of IRS audits.

           The slight decrease in earnings for the six months ended March 31, 1998 (exclusive of the asset impairment and cumulative effect of a change in depletion methods noted above) as compared with the prior year's six month period, reflects lower earnings of the Utility and the Exploration and Production segments, mostly offset by higher earnings in the International and Pipeline and Storage segments. Both the Utility and Exploration and Production segments were negatively impacted by warmer than normal weather, which reduced demand and prices. The International segment's earnings increased because of its share of earnings from its investments in the Czech Republic. Consistent with the discussion above concerning quarterly earnings, the impact of the settlement of the primary issues relating to IRS audits contributed to higher earnings in the Pipeline and Storage segment and partially offset the decreased earnings in the Exploration and Production segment, while reducing the earnings of the Utility segment.

           A more detailed discussion of current period results can be found in the business segment information that follows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Discussion Of Asset Impairment And Cumulative Effect Of A Change In Depletion Method.

         Seneca follows the full-cost method of accounting for its oil and gas operations. Under this method, capitalized costs are limited by a present worth calculation of future revenues from oil and gas assets (full-cost ceiling). The surplus of crude oil world-wide has caused oil prices to drop to their lowest level in recent years, and gas prices have been negatively impacted by a warmer than normal winter. As a result of these lower prices, a non-cash asset impairment of $129 million (pretax) was recorded as of March 31, 1998.

         Effective October 1, 1997, Seneca changed its method of depletion for oil and gas properties from the gross revenue method to the units of production method. The new method was adopted because it provides a better measure of depletion expense and is the preferable method used by oil and gas producing companies. Seneca's recent acquisition activities will increase its size and scope of operations in relation to those of the Company1 making now the appropriate time for the change in depletion methods. The units of production method has been applied retroactively to prior years to determine the cumulative effect through October 1, 1997. This cumulative effect reduced earnings by $9.1 million, net of income taxes. Depletion of oil and gas properties for the quarter and six months ended March 31, 1998, has been computed under the newly adopted units of production method. Since Seneca changed its method of depletion for its oil and gas producing properties in the second quarter of its fiscal year, the first quarter financial results of the Company have been restated. This restatement, as well as additional discussion of this accounting change, is included in Note 1 "Summary of Significant Accounting Policies."

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)
                               Three Months Ended            Six Months Ended
                                   March 31,                     March 31,
                            -------------------------    -------------------------
                            1998      1997   % Change    1998      1997   % Change
                            ----      ----   --------    ----      ----   --------
 Utility
  Retail Revenues:
   Residential            $243,398  $301,632  (19.3)   $453,134  $515,258  (12.1)
   Commercial               51,480    74,959  (31.3)     96,681   125,614  (23.0)
   Industrial                5,247     8,980  (41.6)     11,659    15,209  (23.3)
                          --------  --------           --------  --------
                           300,125   385,571  (22.2)    561,474   656,081  (14.4)
  Off-System Sales          16,021    15,818    1.3      30,771    30,676    0.3
  Transportation            22,337    16,946   31.8      37,514    28,188   33.1
  Other                      3,887      (374)  11.4       3,452       635     NM
                          --------  --------           --------  --------
                           342,370   417,961  (18.1)    633,211   715,580  (11.5)
                          --------  --------           --------  --------

 Pipeline and Storage
  Storage Service           15,984    16,304   (2.0)     32,469    32,691   (0.7)
  Transportation            24,695    24,397    1.2      48,463    48,579   (0.2)
  Other                      1,653     2,960  (44.2)      7,257     6,885    5.4
                          --------  --------           --------  --------
                            42,332    43,661   (3.0)     88,189    88,155     -
                          --------  --------           --------  --------

 Exploration and
  Production                24,819    32,297  (23.2)     49,528    62,379  (20.6)
                          --------  --------           --------  --------
 International              42,558       796     NM      54,147     1,524     NM
                          --------  --------           --------  --------
 Other Nonregulated         37,149    35,794    3.8      61,326    51,540   19.0
                          --------  --------           --------  --------
Less-Intersegment
 Revenues                   26,580    31,805  (16.4)     52,732    56,982   (7.5)
                          --------  --------           --------  --------

                          $462,648  $498,704   (7.2)   $833,669  $862,196   (3.3)
                          ========  ========           ========  ========


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)
                              Three Months Ended            Six Months Ended
                                  March 31,                     March 31,
                           -------------------------    -----------------
                           1998      1997   % Change    1998      1997   % Change
                           ----      ----   --------    ----      ----   --------

 Utility                 $ 72,378  $ 73,299   (1.3)   $119,854  $119,023    0.7
 Pipeline and Storage      14,166    18,320  (22.7)     37,016    37,783   (2.0)
 Exploration and
  Production*            (119,815)   11,870     NM    (116,368)   24,446     NM
 International              6,024     1,504     NM       6,909    (1,587)    NM
 Other Nonregulated         1,870       790  136.7       2,943     1,189  147.5
 Corporate                   (590)     (769)  23.3      (1,092)   (1,479)  26.2
                         --------  --------           --------- --------

                         $(25,967) $105,014 (124.7)   $ 49,262  $179,375  (72.5)
                         ========  ========           ========  ========

*1998 includes non-cash impairment charge of $128,996,000.

NM = Not meaningful.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)
                               Three Months Ended           Six Months Ended
                                   March 31,                    March 31,
                            ------------------------    -------------------------
                            1998     1997   % Change    1998      1997   % Change
                            ----     ----   --------    ----      ----   --------
Utility Gas Sales
  Residential               31,221   37,720  (17.2)     56,010    63,524  (11.8)
  Commercial                 7,273   10,153  (28.4)     13,187    16,989  (22.4)
  Industrial                 1,227    1,725  (28.9)      2,469     3,023  (18.3)
  Off-System                 6,470    4,381   47.7      10,948     8,428   29.9
                           -------   ------            -------   -------
                            46,191   53,979  (14.4)     82,614    91,964  (10.2)
                           -------   ------            -------   -------

Non-Utility Gas Sales
  Production(in
   equivalent MMcf)          9,563   12,284  (22.2)     20,453    24,652  (17.0)
                           -------  -------            -------   -------

Total Gas Sales             55,754   66,263  (15.9)    103,067   116,616  (11.6)
                           -------  -------            -------   -------

Transportation
  Utility                   20,682   19,149    8.0      35,332    33,036    6.9
  Pipeline and Storage     101,490  109,093   (7.0)    195,893   195,093    0.4
  Nonregulated                   -       60     NM         276        60     NM
                           -------  -------            -------   -------
                           122,172  128,302   (4.8)    231,501   228,189    1.5
                           -------  -------            -------   -------

Marketing Volumes            9,339    7,304   27.9      14,520    11,820   22.8
                           -------  -------            -------   -------

Less-Inter and
Intrasegment Volumes:
  Transportation            58,351   66,982  (12.9)    102,743   110,665   (7.2)
  Production                 1,064    1,038    2.5       2,058     2,154   (4.5)
                           -------  -------            -------   -------
                            59,415   68,020  (12.7)    104,801   112,819   (7.1)
                           -------  -------            -------   -------

Total System Natural Gas
 Volumes                   127,850  133,849   (4.5)    244,287   243,806    0.2
                           =======  =======            =======   =======

NM = Not meaningful.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Utility.

           Operating revenues for the Utility segment decreased $75.6 million and $82.4 million for the quarter and six months ended March 31, 1998, respectively, as compared with the same periods a year ago. These decreases primarily reflect the recovery of lower gas costs which resulted from a decrease in gas sales (a 7.8 billion cubic feet (Bcf) decrease and a 9.4 Bcf decrease for the quarter and six months ended March 31, 1998, respectively), and a decrease in the average cost of purchased gas ($3.77 per thousand cubic feet (Mcf) and $4.47 per Mcf during the quarters ended March 31, 1998 and 1997, respectively, and $4.11 per Mcf and $4.57 per Mcf during the six months ended March 31, 1998 and 1997, respectively). While the decrease in gas sales also reflects, in part, the migration of certain retail customers to transportation service in both the New York and Pennsylvania jurisdictions, as a result of new aggregator services, the major reason for the decrease stems from warmer weather and lower normalized gas usage per customer account. The switch to new aggregator services is discussed further in the "Rate Matters" section that follows.

           The impact on operating revenue of a general base rate increase in the New York jurisdiction effective October 1, 1997 ($7.2 million on an annual basis) was mostly mitigated by the recognition of a refund provision of $2.0 million for the quarter and $3.1 million year-to-date to the Utility's customers for a 50% sharing of earnings over a predetermined amount in accordance with the New York rate settlement of July 1996. The cumulative estimated refund provision liability, including amounts accrued in fiscal 1997, is $6.1 million. The final amount owed to customers, if any, will not be known until after September 30, 1998, which is the conclusion of the settlement period. In addition, operating revenues in the quarter and year-to-date ended March 31, 1998, include $6.0 million of revenue recorded by the Utility segment's New York jurisdiction related to the previously mentioned recent settlement of IRS audits. This $6.0 million represents the rate recovery of interest expense as allowed by the New York rate settlement of July 1996. Both this revenue and the refund provision are included in the "Other" category in the Utility section of the Operating Revenues table above.

         Operating income before income taxes for the Utility segment decreased $0.9 million for the quarter ended March 31, 1998, and increased $0.8 million for the six months ended March 31, 1998, as compared to the same periods a year ago. Excluding the $6 million of rate recovery of interest expense related to the IRS audits, as noted above (this rate recovery is offset 100% by interest expense, included below the operating income line), the Utility segment's pretax operating income decreased $6.9 million and $5.2 million for the quarter and six months ended March 31, 1998, respectively. This decrease resulted primarily from the negative impact of warmer weather and the related decrease in normalized gas usage per customer account. Partly offsetting this, the Utility segment continues to experience decreases in operation and maintenance expense ( a 3.4% and 4.6% decline for the quarter and six months ended March 31, 1998, respectively) relating primarily to benefit and labor expense reduction. The negative impact of warmer weather was greatest in the Pennsylvania jurisdiction, since Pennsylvania does not have a weather normalization clause (WNC). The impact of warmer weather experienced by the New York jurisdiction was tempered by the WNC, which preserved pretax operating income of $9.8 million and $8.4 million for the quarter and six

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


months ended March 31, 1998, respectively. For the quarter and six months ended March 31, 1997, the WNC preserved pretax operating income of $4.4 million and $3.5 million, respectively.


Degree Days

  Three Months Ended March 31:
  ---------------------------
                             Percent (Warmer) Colder
                                  in 1998 Than
                         Normal    1998    1997   Normal    1997
----------------------------------------------------------------

  Buffalo                3,344    2,785   3,194  (16.7)    (12.8)
  Erie                   3,198    2,547   2,996  (20.4)    (15.0)

  Six Months Ended March 31:
  -------------------------

  Buffalo                5,606    5,079   5,450   (9.4)     (6.8)
  Erie                   5,243    4,643   5,123  (11.4)     (9.4)
-----------------------------------------------------------------


Pipeline and Storage.

         Operating income before income taxes for the Pipeline and Storage segment decreased $4.2 million and $0.8 million for the quarter and six months ended March 31, 1998, respectively, as compared with the same periods a year ago. For the quarter, the decrease is primarily attributable to the establishment of reserves for preliminary survey and investigation costs associated with the Niagara Expansion and Green Canyon projects. (The Niagara Expansion and Green Canyon projects are discussed further under "Investing Cash Flow", subheading "Pipeline and Storage.") Certain of these costs for which reserves were established may be recovered at a future date.1 In addition, Supply Corporation recognized a base gas loss at its Zoar storage field. In total, these three items amounted to $3.7 million, pretax. Also during the quarter, Supply Corporation had lower revenue from unbundled pipeline sales and open access transportation.

           The decrease for the six months ended March 31, 1998, is primarily attributable to the reserves and base gas loss discussed above, offset in part by the reversal of a portion of a reserve set up in a prior period for the Laurel Fields Storage Project. The Pipeline and Storage segment was able to recapture approximately $1.0 million by selling preliminary engineering, survey, environmental, and archeological information from the Laurel Fields Project to the Independence Pipeline Company, which intends to build a 370-mile interstate pipeline system designed to transport about 900,000 dekatherms (Dth) per day of natural gas from Defiance, Ohio to Leidy, Pennsylvania (the Independence Pipeline project is discussed further under "Investing Cash Flow", subheading "Pipeline and Storage.")

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


           While transportation volumes in this segment decreased 7.6 Bcf and increased 0.8 Bcf, respectively, for the quarter and six months ended March 31, 1998, the change in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.


Exploration and Production.

         Operating income before income taxes from the Company's Exploration and Production segment decreased $131.7 million for the quarter ended March 31, 1998, compared with the same period a year ago. Excluding the $129 million non-cash impairment of this segment's oil and gas assets, as discussed previously, operating income before income taxes decreased $2.7 million as compared with the prior year's quarter. This decrease resulted from lower oil and gas revenues during the quarter, offset in part by a net gain on hedging activities and by lower depletion expense. The oil and gas revenues declined as a result of lower production and prices for the quarter ended March 31, 1998 compared to March 31, 1997 (see tables below). The expected decline in production of West Cameron 552 and delays in drilling due to rig unavailability were the major causes of the production decline. The decrease in depletion expense resulted mainly from lower oil and gas production. The change in depletion, made effective October 1, 1997, to change from the gross revenue method to the units of production method, also lowered depletion expense for the quarter. See further discussion of this change in accounting method in Note 1 - "Summary of Significant Accounting Policies."

         For the six months ended March 31, 1998, operating income before income taxes for the Exploration and Production segment decreased $140.8 million, compared with the same period a year ago. Excluding the $129 million non-cash impairment of this segment's oil and gas assets, as discussed previously, operating income before income taxes decreased $11.8 million as compared with the prior year's quarter. This decrease on a year-to-date basis, was mainly caused by the same reasons discussed above for the quarter except that on a year-to-date basis net hedging gains were not experienced, but rather, lower net hedging losses.

         Hedging activities resulted in a net pretax gain of $0.5 million and a net pretax loss of $7.8 million for the three and six months ended March 31, 1998, respectively. For the quarter and six months ended March 31, 1997, hedging activities resulted in pretax losses of $7.4 million and $16.0 million, respectively. Refer to further discussion of the Company's hedging activities under "Financing Cash Flow" and in Note 4 - Derivative Financial Instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


PRODUCTION VOLUMES

Exploration and Production.
                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1998     1997  % Change   1998     1997  % Change
                             ----     ----  --------   ----     ----  --------
Gas Production - (MMcf)
  Gulf Coast                 5,860    7,719  (24.1)   12,701   15,520  (18.2)
  West Coast                   157      337  (53.4)      412      551  (25.2)
  Appalachia                 1,276    1,293   (1.3)    2,484    2,574   (3.5)
                             -----    -----           ------   ------
                             7,293    9,349  (22.0)   15,597   18,645  (16.3)
                             =====    =====           ======   ======

Oil Production - (Thousands of Barrels)
  Gulf Coast                   296      362  (18.2)      610      746  (18.2)
  West Coast                    80      124  (35.5)      194      250  (22.4)
  Appalachia                     2        3  (33.3)        5        5     -
                               ---      ---              ---    -----
                               378      489  (22.7)      809    1,001  (19.2)
                               ===      ===              ===    =====

WEIGHTED AVERAGE PRICES

Exploration and Production.

                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1998     1997  % Change   1998     1997  % Change
                             ----     ----  --------   ----     ----  --------
Weighted Avg. Gas Price/Mcf
  Gulf Coast                 $2.27    $2.96  (23.3)    $2.68    $2.95   (9.2)
  West Coast                 $1.69    $2.18  (22.5)    $2.13    $1.96    8.7
  Appalachia                 $3.10    $3.97  (21.9)    $3.06    $3.22   (5.0)
  Weighted Average           $2.40    $3.07  (21.8)    $2.73    $2.95   (7.5)
  Weighted Average After
    Hedging                  $2.38    $2.46   (3.3)    $2.21    $2.30   (3.9)

Weighted Avg. Oil Price/bbl
  Gulf Coast                $14.83   $22.44  (33.9)   $16.98   $23.39  (27.4)
  West Coast                $11.81   $19.97  (40.9)   $14.20   $20.41  (30.4)
  Appalachia                $15.80   $23.16  (31.8)   $17.93   $23.05  (22.2)
  Weighted Average          $14.19   $21.82  (35.0)   $16.32   $22.64  (27.9)
  Weighted Average After
    Hedging                 $15.98   $18.32  (12.8)   $16.62   $18.84  (11.8)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

International

Operating income before income taxes for the International segment increased $4.5 million and $8.5 million for the quarter and the six-months ended March 31, 1998, respectively, compared with the same periods a year ago. This increase, as well as the significant revenue increase shown on the "Operating Revenue" table above, reflects current quarter and year-to-date results including 100% of the revenues and pretax operating income of SCT, as well as 100% of the revenues and pretax operating income of PSZT for February and March 1998. Both SCT and PSZT have district heating and power generation operations located in the northern part of the Czech Republic. Horizon first acquired a 34% interest in SCT in April 1997 and increased its ownership to 75.2% as of March 31, 1998 (Horizon's ownership interest increased to 82.6% in April 1998, upon completion of a tender offer for minority owned shares). In January 1998, Horizon signed an agreement to acquire 75.3% of the outstanding shares of PSZT. Except for some outstanding closing requirements, the acquisition was completed in February 1998. The minority interests in SCT and PSZT are shown separately on the Consolidated Statement of Income after operating results. The prior year's March quarter reflected no operating income from SCT or PSZT but included the positive impact of the sale of Horizon's rights in a Pakistan power project. For the six months ended March 31, 1997, this positive impact was mostly offset by nonrecurring expenses associated with the dissolution of Sceptre Power Company, which were incurred in the first quarter of 1997.

         Because of the change in the nature of operations of the International segment during the past year, operating income comparisons between the current period and prior periods may not be meaningful. Future revenues from district heating operations are expected to fluctuate with changes in weather. The Company expects that rates charged for heating operations in the Czech Republic will continue to be monitored by the Czech Ministry of Finance.1

Other Nonregulated.

         Operating income before income taxes associated with this segment increased $1.1 million and $1.8 million, respectively, for the quarter and six-months ended March 31, 1998, compared with the same periods a year ago. The increases can be attributed primarily to improved performance in the Company's timber operations.

Income Taxes.

         Income taxes decreased $43.9 million and $43.2 million, respectively, for the quarter and six months ended March 31, 1998, primarily as a result of a decrease in pretax income (pretax income before cumulative effect, for the six months ended March 31, 1998).

Other Income.

         Other income increased $25.0 million and $25.4 million, respectively, for the quarter and six months ended March 31, 1998, mainly due to $18.5 million of interest income resulting from the previously mentioned recent settlement of IRS audits. In addition, Other Income for the quarter and six month period includes a gain of approximately $2.3 million (pretax) associated

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


with U.S. dollar denominated debt carried on the balance sheet of PSZT. See further discussion regarding this PSZT debt in Item 1, Note 3 - Capitalization.

Interest Charges.

         Total interest charges increased $13.9 million and $15.1 million for the quarter and six months ended March 31, 1998, respectively. Other interest increased $13.0 million and $12.9 million for the quarter and six-month period, respectively, mainly as a result of interest expense related to the previously mentioned settlement of IRS audits (total interest expense related to the IRS audits amounted to $11.7 million). Interest on long-term debt increased $0.9 million and $2.2 million for the quarter and six-month period, respectively, mainly because of a higher average amount of long-term debt outstanding compared to the same periods a year ago.


CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the six-month period consisted of cash provided by operating activities and short-term bank loans and commercial paper.

Operating Cash Flow

         Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include the cumulative effect of a change in accounting for depletion, the impairment of oil and gas producing properties, depreciation, depletion and amortization, deferred income taxes, minority interest in foreign subsidiaries and allowance for funds used during construction.

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

         Net cash provided by operating activities totaled $122.7 million for the six months ended March 31, 1998, a decrease of $23.0 million compared with $145.7 million provided by operating activities for the six months ended March 31, 1997. The majority of this decrease occurred in the Utility segment and the Exploration and Production segment. The Utility segment experienced a decrease in cash receipts from gas sales and transportation service (sales were down mainly due to warmer weather), a decrease in cash refunds received from upstream pipelines and an increase in cash payments for property, franchise and other taxes (primarily due to timing). These decreases to cash were partially offset by lower cash payments for gas purchases. The Exploration and Production segment experienced lower cash receipts from the sale of oil and gas as well as higher operation costs. The impact of lower cash receipts from the sale of oil and gas was partially mitigated by a decrease in cash outlays for hedging transactions as well as a decrease in cash outlays for federal taxes. Partly offsetting the net decreases experienced by the Utility and Exploration and Production segments, the International segment experienced an increase in cash provided by operating activities as a result of the operations of SCT and PSZT. Also, the Corporate segment experienced an increase in cash provided by operating activities primarily because of approximately $6 million received from the Internal Revenue Service associated with the resolution of certain issues related to the audits of 1977 - 1994.

Investing Cash Flow

Capital Expenditures and Other Investing Activities
---------------------------------------------------

         Capital expenditures represent the Company's additions to property, plant and equipment and are exclusive of investments in corporations (stock acquisitions) and/or partnerships. Such investments are treated separately in the Statement of Cash Flows and further discussed in the segment discussion below.

         The Company's actual capital expenditures totaled $220.9 million during the six months ended March 31, 1998. Total expenditures for the six-month period represent 104% of the total original capital expenditure budget for fiscal 1998 of $212.4 million. The following table summarizes the Company's capital expenditures by business segment:

(in millions)
-------------
                                                Actual
                                Original        Capital          Estimated
                                 Capital      Expenditures        Capital
                               Expenditure      through         Expenditures1
                                 Budget         3/31/98       4/1/98 - 9/30/98
                                 ------         -------       ----------------

   Utility                       $ 51.9         $ 25.2            $ 26.7
   Pipeline and Storage            28.0            9.6              18.4
   Exploration and Production     132.2          179.4              98.6
   International                      -            5.2              18.0
   Other Nonregulated               0.3            1.5               1.8
                                 ------         ------            ------
                                 $212.4         $220.9            $163.5
                                 ======         ======            ======

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

Pipeline and Storage
--------------------

           The bulk of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems. Approximately $1.6 million was spent on the 1998 Niagara Expansion Project. As part of this expansion, Supply Corporation began transportation service for an additional 25,000 Dth per day in November 1997. In April 1998, Supply Corporation received Federal Energy Regulatory Commission
(FERC) approval concerning an additional 23,000 Dth per day expansion of firm winter only capacity. Supply Corporation anticipates beginning transportation service for the additional 23,000 Dth per day in November 1998.1 As there has not been much interest in further expansion in this area at this time, the Company established a reserve in March 1998 for approximately $1.7 million (pretax) related to preliminary survey and investigation costs associated with the proposed 1999 Niagara Expansion Project.

           In June 1997, the Company announced its intention to join as an equal partner in the Independence Pipeline Project, which is designed to bring gas from Defiance, Ohio to Leidy, Pennsylvania and is expected to cost $675 million.1 The Independence Pipeline Project as filed with the FERC will consist of approximately 370 miles of 36-inch diameter pipe with an initial capacity of approximately 900,000 Dth per day. In September 1997, the Company formed a new subsidiary, Seneca Independence Pipeline Company (SIP), which agreed to purchase, upon receipt of regulatory approval, a one-third general partnership interest in Independence Pipeline Company, a Delaware general partnership. The Company received Securities and Exchange Commission (SEC) approval in March 1998 and made an initial investment in Independence Pipeline Company of $3.9 million in March 1998. This investment was financed with short-term borrowings. If the Independence Pipeline Project is not constructed, SIP's share of the development costs (including SIP's investment in Independence Pipeline Company) is estimated not to exceed $6.0 million to $8.0 million.1

           In November 1996, Supply Corporation entered into a Memorandum of Understanding (the MOU) with Green Canyon Gathering Company, a subsidiary of El Paso Energy regarding a project to develop, construct, finance, own and operate natural gas gathering and processing facilities offshore and onshore Louisiana, at an estimated total cost of approximately $200 million.1 The MOU has been amended several times since then. In April 1998, Green Canyon Gathering Company notified Supply Corporation that it wished to withdraw from the project. Based on a lack of shippers willing to contract for this service, the Company had already decided that it would be prudent to establish a reserve of approximately $1.0 million (pretax) for preliminary survey and investigation costs incurred on the project. This reserve was recorded in March 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Exploration and Production
--------------------------

           In March 1998, Seneca acquired properties in the Midway-Sunset and Lost Hills field in the San Joaquin Basin of California from the Whittier Trust Company for approximately $140 million. Short-term borrowings were used to finance this acquisition. This acquisition will provide the Exploration and Production segment with the opportunity to continue its focus on growth by increasing its activities in domestic onshore areas.1 The acquisition of the Whittier properties was not included in the original capital expenditure budget shown above, but is included in the actual capital expenditures through March 31, 1998.

           Other Exploration and Production segment capital expenditures included approximately $29.7 million on the offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction and geological and geophysical expenditures. Offshore exploratory drilling was concentrated on High Island 179 and High Island A356. Offshore construction occurred primarily at West Cameron 540 and Vermilion 309. Offshore geological and geophysical expenditures were made for purchases of 3-D seismic data.

           The remaining $9.7 million capital expenditures included onshore drilling and construction costs for wells located in Louisiana and Texas, as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data.

         In May 1998, Seneca West Corporation (Seneca West), a wholly-owned subsidiary of Seneca, completed a tender offer (an offer of $2.00 per share) for the outstanding shares of HarCor Energy, Inc. (HarCor). Preliminary information supplied by the depository for the offer indicate that approximately 95% of the outstanding shares of HarCor common stock were tendered in accordance with the tender offer. Seneca West gave notice to the depository for the offer that Seneca West accepted for payment all of the shares of HarCor common stock prior to the expiration of the tender offer. The cost of acquiring these shares is approximately $31 million. As this is a stock acquisition, no amounts are included in any capital expenditure data shown in the tables above.

         The tender offer was commenced pursuant to the terms of an Agreement and Plan of Merger among HarCor, Seneca and Seneca West which provides for the merger of Seneca West with and into HarCor following the successful consummation of the tender offer. Accordingly, all shares of HarCor common stock that were not purchased pursuant to the tender offer will be converted in the merger into the right to receive $2.00 per share. Seneca West intends to consummate the merger before the end of 1998.1 The conversion of the remaining shares would cost Seneca West approximately $1.6 million. 1

         The HarCor oil and gas properties are located on the west side of the San Joaquin Basin in California. These properties are unique for California in that they produce higher gravity oil than is generally found in this area, as well as producing natural gas. Included in this acquisition is approximately $54 million of 14 7/8% senior secured debt and other liabilities of HarCor.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

           In April 1998, Seneca announced the signing of a Letter of Intent to acquire the oil and gas assets of the Bakersfield Energy Group, which are located in the Lost Hills Field in the San Joaquin Valley near Bakersfield, California. The purchase price is estimated to be approximately $30.0 million.1 These properties, which Bakersfield Energy operates, produce gas and high gravity oil, include a gas processing plant and associated pipelines, and provide opportunities for additional drilling and development.1 The assets are jointly owned by Bakersfield Energy and HarCor. The sale is subject to preparation and execution of a definitive agreement, obtaining all required approvals, and completion of a satisfactory due diligence review of Bakersfield Energy's assets, liabilities and business. Closing of the proposed sale is expected to occur by June 1, 1998.1 The estimated acquisition price of approximately $30.0 million is included in the estimated capital expenditures budget for April 1 through September 30, 1998.

           These acquisitions (Whittier and HarCor) and pending acquisition (Bakersfield) will complement the Exploration and Production segment's reserve mix, bringing its new reserve base to approximately 710 Bcf equivalent, of which 58% is oil and 42% is gas.1

           The Company intends to issue long-term debt to replace the short-term borrowings used to finance the acquisition costs associated with the Whittier Trust Company properties and to finance most of the acquisition costs for the HarCor common stock and the Bakersfield Energy oil and gas assets.1

International
-------------

         In February 1998, Horizon B.V. completed the acquisition of 75.3% of the outstanding shares of PSZT, a company with district heating and wholesale power generation operations located in Komorany, Czech Republic. The operations of PSZT are in close proximity to SCT in the northern part of the Czech Republic. For calendar 1996, PSZT reported profits of approximately $3.0 million. The purchase price was approximately $60 million and was financed with short-term borrowings. The Czech Commercial Code requires that a shareholder that achieves certain ownership interests in a company (50%, 66.66%, or 75%) must extend a tender offer to the remaining minority shareholders of that company. In April 1998, Horizon B.V. issued such a tender offer for the remaining shares of PSZT which will remain open through the beginning of June 1998. If Horizon B.V. were to acquire the remaining 24.7% equity interest in PSZT as a result of this tender offer, the maximum additional investment in PSZT would be approximately 299 million Czech Koruna, which translates to approximately $8.8 million at the March 31, 1998 exchange rate. Any shares acquired through this tender offer would be financed with short-term borrowings. As these are stock acquisitions, no amounts are included in any capital expenditure data shown on the tables above.

           The bulk of the International segment capital expenditures were made by PSZT for the reconstruction of boilers at its heating plant to comply with stricter clean air standards. Short-term borrowings and cash from operations were used to finance these capital expenditures. Going forward, it is anticipated that up to an additional $38 million (approximately $15 million for the remaining six months of 1998) will be spent on this reconstruction project, which will extend into fiscal 2000.1 The Company anticipates financing these expenditures with short-term borrowings.1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         In December 1997, Horizon B.V. acquired an additional 34% equity interest in SCT for $22.3 million, including legal and finders fees, thus raising its total ownership to 70.8%. The acquisition was financed with short-term borrowings. Horizon B.V. recently completed a tender offer in April 1998, increasing its ownership interest to 82.6% (75.2% at March 31, 1998). The cost of this tender offer was approximately $2.5 million ($0.9 million through March 31, 1998) and was financed with short-term borrowings. As these are stock acquisitions, no amounts are included in any capital expenditure data shown in the tables above.

           Horizon B.V.'s investment in the Czech Republic is valued in Czech Korunas, and as such, this investment is subject to currency exchange risk when the Czech Korunas are translated into U.S. Dollars. During the six months ended March 31, 1998, the Czech Koruna increased in value in relation to the U.S. dollar, resulting in a $0.9 million positive adjustment to the Cumulative Translation Adjustment. Further valuation changes to the Czech Koruna would result in corresponding positive or negative adjustments to the Cumulative Translation Adjustment. Management cannot predict whether the Czech Koruna will increase or decrease in value against the U.S. Dollar.1

Other Nonregulated
------------------

           Other Nonregulated capital expenditures consisted primarily of equipment purchases for the Company's sawmill and kiln operations in Pennsylvania as well as timber purchases. The capital expenditures also included the purchase of furniture, equipment and computer hardware and software for the office location of the Company's gas marketing operation.

Other
-----

           Other cash provided by or used in investing activities primarily reflects cash received on the sale of the Company's investment in property, plant and equipment, cash received on the sale of the Company's interest in Enerchange, L.L.C., a natural gas hub partnership, and cash used to make an initial investment in Independence Pipeline Company.

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

           Consolidated short-term debt increased by $285.8 million during the first six months of fiscal 1998. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         At March 31, 1998, the Company had authorization from the SEC under a shelf registration filed pursuant to the Securities Act of 1933, to issue and sell up to $400 million of debentures and/or medium-term notes. In March 1998, the Company obtained authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue, in the aggregate, long-term debt securities and equity securities amounting to $2.0 billion during the order's authorization period, which extends from March 1998 to December 31, 2002. The Company intends to issue approximately $200 million in medium-term notes in May 1998 and use the proceeds to repay short-term debt.1

         The Company's indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt basically is indebtedness maturing more than one year after the date of issuance. Because of the impairment of oil and gas properties recorded by the Company in March 1998, these covenants will restrict the Company's ability to issue substantial amounts of additional funded debt, with certain exceptions, subsequent to the planned May 1998 debt issuance, until the third quarter of fiscal 1999. This will not, however, limit the Company's issuance of funded debt to refund existing funded debt.

         The Company has adequate financing resources available to meet expected operating and capital requirements.1 At March 31, 1998, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $371.8 million of short-term debt.

           The Company, through Seneca, has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. These price swap agreements are not held for trading purposes. During the quarter ended March 31, 1998, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 5.7 equivalent Bcf and 219,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax gain of approximately $0.5 million. For the six months ended March 31, 1998, Seneca utilized natural gas and crude oil swap agreements with notional amounts of 13.1 equivalent Bcf and 453,000 equivalent bbl, respectively. These hedging activities resulted in the recognition of a pretax loss of approximately $7.8 million. These hedging gains or losses are offset by lower or higher prices received for actual natural gas and crude oil production.

           At March 31, 1998, Seneca had natural gas swap agreements outstanding with a notional amount of approximately 27.8 equivalent Bcf at prices ranging from $2.00 per Mcf to $2.47 per Mcf. The weighted average fixed price of these swap agreements is approximately $2.24 per Mcf.

           Seneca also had crude oil swap agreements outstanding at March 31, 1998 with a notional amount of 573,000 equivalent bbl at prices ranging from $17.50 per bbl to $20.56 per bbl. The weighted average fixed price of these swap agreements is approximately $19.23 per bbl.

           The Company, through NFR, participates in the natural gas futures market to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures are not held for trading purposes. During the quarter ended March 31, 1998, NFR recognized a pretax loss of approximately $0.1 million related to such futures contracts. For the six months ended March 31, 1998, NFR recorded a pretax gain of approximately $1.2

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

million.  Since these  futures  contracts  qualify and have been  designated  as
hedges,   any  gains  or  losses   resulting   from  market  price  changes  are
substantially offset by the related commodity transaction.

           At March 31, 1998, NFR had long positions in the futures market amounting to a notional amount of 7.2 Bcf at prices ranging from $2.04 per Mcf to $2.75 per Mcf. The weighted average contract price of these futures contracts is approximately $2.41 per Mcf. NFR had short positions in the futures market amounting to a notional amount of 4.1 Bcf at prices ranging from $2.20 per Mcf to $2.63 per Mcf. The weighted average contract price of these futures contracts is approximately $2.45 per Mcf.

           In addition, the Company has SEC authority to enter into certain hedging transactions related to its borrowings. For further discussion, refer to
Note 4 - Derivative Financial Instruments.

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

Utility Operation


New York Jurisdiction
---------------------

In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement with the parties in this rate proceeding was approved by the Public Service Commission of the State of New York (PSC). Effective October 1, 1996 and October 1, 1997, Distribution Corporation received annual base rate increases of $7.2 million. The settlement did not specify a rate of return on equity. Generally, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30, 1998) will be shared equally between shareholders and ratepayers. As a result of this sharing mechanism, Distribution Corporation recorded an estimated cumulative refund provision to its customers of $3.0 million ($2.0 million after-tax)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

during the fourth quarter of 1997. An additional $3.1 million ($2.0 million after-tax) was accrued during the six months ended March 31, 1998. The final amount owed to customers, if any, will not be known until the conclusion of the settlement period.

         In June 1997, the PSC issued an order requiring jurisdictional utilities to file plans to offer heating customers a fixed price service option for the 1997-1998 winter heating season. The order also directed the utilities to submit proposals for increased supply diversity with a view toward fostering price stability. Distribution Corporation's fixed price service option that was approved by the PSC gave heating customers the opportunity to be guaranteed a fixed unit price for natural gas during the billing period of December 1997 through April 1998. Approximately 11,000 heating customers chose the fixed price service option. These customers ended up paying more for their gas than customers who did not elect this option.

         At a regular session on April 29, 1998, the PSC adopted an order permitting the state's local distribution companies (LDCs) to offer the fixed price option for winter 1998-99. The written order will be issued at a later date. At this time, and pending an analysis of the written order, Distribution Corporation has no plans to offer the fixed price option in the 1998-1999 winter season.1 In the same docket, the PSC issued a Statement of Policy Regarding Gas Purchasing Practices on April 28, 1998 ("Policy Statement"). The Policy Statement directs LDCs to, among other things, consider "all the available options for purchasing gas and assess the benefits of each approach." The intent of the Policy Statement is to promote supply diversification, including "the use of financial hedges," without "directing any particular mix of portfolio options." Consistent with the regulatory theme underlying the fixed price option, the Policy Statement further provides that "volatility of customer bills is one of the [supply option] criteria, along with other factors such as cost and reliability, that LDCs should consider in their supply purchasing strategies."

         By an order issued on September 4, 1997, the PSC directed the state's LDCs to file a "plan for competition" addressing issues relating to disposition of upstream assets in light of anticipated growth in small volume transportation conversions. On April 1, 1998, Distribution Corporation filed its plan.
Distribution Corporation's plan responds to questions posed by the PSC on such issues as upstream capacity contracts, encouraging competition, assessing strandable costs and designing remedies, if necessary. In addition, Distribution Corporation explained that in order to assure reliability, maintain operational flexibility and avoid stranded costs, upstream capacity currently held for sales obligations should be allocated to marketers serving customers converting to transportation service.

         On April 3, 1998, Distribution Corporation filed comments in a PSC generic proceeding addressing gas transportation rates for electric generators. This case arose in response to concerns by the PSC regarding the effects of gas transportation costs on electric rates ultimately paid by retail customers. Distribution Corporation argued, among other things, that the current rate setting policy, established in 1991, should remain unchanged for LDCs facing competitive bypass threats. Distribution Corporation believes

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

that the PSC may be focusing its attention on transfer pricing arrangements between gas and electric divisions of combination utilities. Staff for the PSC has informally expressed that existing generation and co-generation contracts will not be disturbed by the outcome of this proceeding.

         The PSC issued a notice on April 7, 1998 that it is considering the revision of its regulations governing the operation of the Gas Adjustment Clause
(GAC). As revised, the rules would, as described by the PSC, allow the GAC to more accurately reflect gas prices. The revised rules would also allow LDCs to recover risk management costs through the GAC. Management is currently analyzing the impact of those and other changes proposed in the rule making. Distribution Corporation plans to file comments in June 1998.1

         New York's gas industry restructuring effort continues to develop at a slow pace. As of April 8, 1998, 27,076 small volume customers across the state chose aggregator services over their utility. In Distribution Corporation's service territory, 3,595 small volume customers (out of over 500,000) are purchasing gas from fourteen aggregators, for a total annual load of just over 3 Bcf. The Company's marketing affiliate, NFR, is one of the participating aggregators. At the urging of the PSC, Distribution Corporation began to offer storage release service to aggregators on June 27, 1997. Currently, Distribution Corporation's is the only actual release storage service available in New York State. Whether aggregators find the service attractive enough to increase marketing activity remains to be seen.

         On March 9, 1998, the PSC approved a new service classification, effective April 1, 1998, designed to extend the benefits of transportation service to social services recipients located in Erie and Chautauqua counties, New York. The program, a two-year pilot, enables the counties to buy gas supply from marketers on a competitive basis. Distribution Corporation will transport the supplies to social services recipients enrolled in the program and receive payment from the counties under a pre-established "voucher" protocol. The program is designed so that if enrollment increases above current levels, Distribution Corporation may experience a reduction in uncollectible accounts.

Pennsylvania Jurisdiction
-------------------------

           Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

           Effective October 1, 1997, Distribution Corporation commenced a PaPUC approved customer choice pilot program called Energy Select. Energy Select, which will last one and one-half years (until April 1, 1999), allows approximately 19,000 small commercial and residential customers of Distribution Corporation in the greater Sharon, Pennsylvania area to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas. Distribution Corporation is not a supplier of gas in this pilot. Under Energy Select, Distribution Corporation will continue to deliver the gas to the customer's home or business and will remain responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. NFR is a participating supplier in Energy Select.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------

           A gas restructuring bill (Senate Bill No. 943) was introduced in the Pennsylvania General Assembly proposing to amend the Public Utility Code to allow all retail customers, including residential, the ability to choose their own gas supplier. Senate Bill No. 943 was not enacted into law in 1997. However, in December 1997, the Chairman of the PaPUC convened a collaborative of gas industry interests to develop a consensus bill using Senate Bill No. 943 as the starting point. As a member of the utility interest group, Distribution
Corporation is and will continue to be an active participant in the collaborative. The Company is not able to predict the outcome of the bill.

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

         It is the Company's policy to accrue estimated environmental clean-up costs when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated that clean-up costs related to several former manufactured gas plant sites and several other waste disposal sites may be in the range of $14.0 million to $15.0 million.1 At March 31, 1998, Distribution Corporation has recorded the minimum liability of $14.0 million. The approximate 50% increase in the liability since September 30, 1997 mainly relates to changing circumstances and revised estimates for one particular former manufactured gas plant site. The ultimate cost to Distribution Corporation with respect to the remediation of all sites will depend on such factors as the remediation plan selected, the extent of the site contamination, the number of additional potentially responsible parties at each site and the portion, if any, attributed to Distribution Corporation.1 The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.

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

Year 2000. The Company is in the process of preparing all of its computer systems to be Year 2000 compliant. Management has completed a detailed analysis of its computer systems to identify the systems that could be affected and has developed a conversion plan to resolve the issue. For various vendor supplied software, the Company is in the process of obtaining upgrades that are Year 2000 compliant. For internally developed software, changes to such software are being made and tested. The cost of upgrading both vendor supplied and internally developed systems is being expensed as incurred. Management estimates that such cost will total approximately $1.3 million, of which approximately one-half has been incurred to date and one-half remains to be spent.1 The Company's goal to have its computer systems Year 2000 compliant early in calendar 1999.1 However, the Company has no control over the systems of third parties with whom it interfaces. While major third parties have been put on notice that the Company expects their products and services to perform as expected after January 1, 2000, the Company cannot predict the potential adverse consequences to the Company that could result if such third parties are not Year 2000 compliant.

Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

 1.   Changes  in  economic   conditions,   demographic   patterns  and  weather
      conditions

 2.   Changes in the availability and/or price of natural gas and oil

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Concl.)
         ------------------------------


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

Part II.  Other Information
---------------------------

Item 2.  Changes in Securities
------------------------------

         On January 1, 1998, the Company issued 723 unregistered shares of Company common stock to the seven non-employee directors of the Company. These shares were issued as partial consideration for the directors' service as directors during the quarter ended March 31, 1998, pursuant to the Company's Retainer Policy for Non-Employee Directors.

         These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 26, 1998. At that meeting, the shareholders elected directors and appointed independent accountants.

         The total votes were as follows:


                                              Against                  Broker
                                   For      or Withheld    Abstain   Non-Votes
                                ----------  -----------    -------   ---------
  (i) Election of directors
      to serve for a three-
      year term:
       - Philip C. Ackerman     31,829,812     575,100           -           -
       - James V. Glynn         31,718,115     686,797           -           -
       - Bernard S. Lee         31,847,790     557,122           -           -

 (ii) Appointment of Price
      Waterhouse LLP as
      independent accountants   31,951,312     222,582     231,018           -

(iii) Approval of Amendment
      of the Restated
      Certificate  of
      Incorporation  to
      increase the amount
      of authorized Common
      Stock                     29,700,741   2,265,428     438,743           -

 (iv) Approval of Amendment
      of the Restated
      Certificate  of
      Incorporation  to
      revise provisions
      related to Preferred
      Stock                     18,323,995   8,874,937     729,062   4,476,918

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 ------             ----------------------

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended March 31, 1998 and the
                                    Fiscal  Years  Ended   September   30,  1993
                                    through 1997.

                  (18)              Letter regarding Change in Accounting
                                    Principle

                  (27.1) Financial Data Schedule for the Six Months Ended March 31, 1998.

                  (27.2) Financial Data Schedule, as Restated, for the Three Months Ended December 31, 1997.

                  (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 1998 and 1997.

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

                                           NATIONAL FUEL GAS COMPANY
                                           -------------------------
                                                  (Registrant)





                                           /s/Joseph P. Pawlowski
                                           -----------------------------
                                           Joseph P. Pawlowski
                                           Treasurer and
                                           Principal Accounting Officer






Date:  May 14, 1998
       ------------

                                  EXHIBIT INDEX
                                   (Form 10Q)

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 1998 and the Fiscal Years Ended September 30, 1993 through 1997.

Exhibit 18                 Letter regarding Change in Accounting Principle

Exhibit 27-1               Financial Data Schedule for the Six Months Ended
                           March 31, 1998.

Exhibit 27-2 Financial Data Schedule, as Restated, for the Three Months Ended December 31, 1997.

Exhibit 99 National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 1998 and 1997.