Form 10-K
period 1998-09-30
NATIONAL FUEL GAS CO
filed 1998-12-21
CIK 70145

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1998

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
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                       ----     ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,686,072,000 as of November 30, 1998.

         Common Stock, $1 Par Value, outstanding as of November 30, 1998:
38,537,997 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Annual Report to Shareholders for 1998 are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1999 are incorporated by reference into Part III of this report.

National Fuel Gas Company
Form 10-K Annual Report
For the Fiscal Year Ended September 30, 1998

                                Table of Contents                        Page
                                                                         ----
Part I
------
Item  1.  Business
            The Company and its Subsidiaries                              19
            Rates and Regulation                                          20
            The Utility Segment                                           21
            The Pipeline and Storage Segment                              21
            The Exploration and Production Segment                        22
            The International Segment                                     22
            The Other Nonregulated Segment                                22
            Sources and Availability of Raw Materials                     22
            Competition                                                   23
            Seasonality                                                   24
            Capital Expenditures                                          24
            Environmental Matters                                         25
            Miscellaneous                                                 25
            Executive Officers of the Company                             25

Item  2.  Properties
            General Information on Facilities                             26
            Exploration and Production Activities                         27

Item  3.  Legal Proceedings                                               28

Item  4.  Submission of Matters to a Vote of Security Holders             28
Part II
-------
Item  5.  Market for the Registrant's Common Stock and Related
          Shareholder Matters                                             28

Item  6.  Selected Financial Data                                         29

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             30

Item  7A. Quantitative and Qualitative Disclosures About
          Market Risk                                                     55

Item  8.  Financial Statements and Supplementary Data                     55

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             86
Part III
--------
Item 10.  Directors and Executive Officers of the Registrant              86

Item 11.  Executive Compensation                                          86

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                      86

Item 13.  Certain Relationships and Related Transactions                  86
Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                        87

Signatures                                                                90
----------

This combined Annual Report to Shareholders/Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements included in this combined Annual Report to Shareholders/Form 10-K at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), under the heading "Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with a "1" following the statement, as well as those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

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

         The Company is a diversified energy company consisting of five major business segments:

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

2. The Pipeline and Storage segment is carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and by Seneca Independence Pipeline Company (SIP), a Delaware corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River, and (ii) 29 underground natural gas storage fields owned and operated by Supply Corporation and four other underground natural gas storage fields operated jointly with various major interstate gas pipeline companies. SIP has a one-third general partnership interest in Independence Pipeline Company (Independence), a Delaware general partnership. Independence, after receipt of regulatory approvals and upon securing sufficient customer interest, plans to construct and operate the Independence Pipeline, a 370-mile interstate pipeline system which would transport about 900,000 dekatherms per day (Dth/day) of natural gas from Defiance, Ohio to Leidy, Pennsylvania.

3. The Exploration and Production segment is carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation, and in California, by Seneca's wholly-owned subsidiary, HarCor Energy, Inc. (HarCor), a Delaware corporation. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in the Gulf Coast of Texas, Louisiana, and Alabama, in California, in Wyoming, and in the Appalachian region of the United States.

4. The International segment is carried out by Horizon Energy Development, Inc. (Horizon), a New York corporation formed in 1995 to engage in foreign and domestic energy projects through investments as a sole or substantial owner in various business entities. These entities include Horizon Energy Holdings, Inc., a New York corporation, which owns 100% of Horizon Energy Development B.V. (Horizon B.V.) (formerly known as Beheer-en-Beleggingsmaatschappij Bruwabel B.V.). Horizon B.V. is a Dutch company whose principal assets are majority ownership of (i) Severoceske teplarny, a.s. (SCT), a company with district heating and power generation operations located in the northern part of the Czech Republic; (ii) Prvni severozapadni teplarenska, a.s. (PSZT), a wholesale power and district heating company that is located in close proximity to SCT; and (iii) Teplarna Kromeriz, a.s., a district heating company located in the southeast region of the Czech Republic.

5. The Other Nonregulated segment is carried out by the following subsidiaries:

* National Fuel Resources, Inc. (NFR), a New York corporation engaged in the marketing and brokerage of natural gas and electricity, and the performance of energy management services for utilities and end-users located in the northeastern United States;

* Upstate Energy, Inc. (Upstate) (formerly known as Niagara Energy Trading Inc.), a New York corporation formed in July 1997 to engage in wholesale natural gas marketing and other energy-related activities;

* Niagara Independence Marketing Company (NIM), a Delaware corporation, owns a one-third general partnership interest in DirectLink Gas Marketing Company (DirectLink), a Delaware general partnership which will engage in natural gas marketing and related businesses, in part by subscribing for firm transportation capacity on the Independence Pipeline (see Pipeline and Storage segment discussion below);

* Leidy Hub, Inc. (Leidy), a New York corporation formed to provide various natural gas hub services to customers in the eastern United States through a 50% ownership of Ellisburg-Leidy Northeast Hub Company (a Pennsylvania general partnership);

* Seneca is also engaged in the marketing of timber from its Pennsylvania land holdings;

* Highland Land & Minerals, Inc. (Highland), a Pennsylvania corporation which operates several sawmills and kilns in Pennsylvania;

* Data-Track Account Services, Inc. (Data-Track), a New York corporation which provides collection services (principally issuing collection notices) for the Company's subsidiaries; and

* Utility   Constructors,   Inc.  (UCI),  a  Pennsylvania   corporation   which
discontinued its operations (primarily pipeline construction) in 1995 and whose affairs are being wound down.

         Financial information about each of the Company's business segments can be found in Item 8 at Note I - Business Segment Information. No single customer, or group of customers under common control, accounted for more than 10% of the Company's consolidated revenues in 1998. All references to years in this report are to the Company's fiscal year ended September 30 unless otherwise noted.

         The discussion of the Company's business segments as contained in the Letter to Shareholders, which is included on pages 4 to 16 of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, is included in this electronic filing as Exhibit 13 and is incorporated herein by reference.

Rates and Regulation
The Company is subject to regulation by the Securities  and Exchange  Commission
(SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-Company transactions and limitations on diversification. The SEC and Congress have recommended legislation to repeal conditionally the Holding Company Act, in conjunction with legislation which would allow the various state regulatory commissions to have access to such books and records of companies in a holding company system as would be necessary for effective regulation, and allow for federal audit authority and oversight of affiliate transactions. However, the additional proposed access to Company books and records by state regulatory commissions would correspondingly increase the amount of regulatory burden at the state level. In addition, recent SEC rule changes have reduced the number of applications required to be filed under the Holding Company Act, exempted some routine financings and expanded diversification opportunities. The Company is unable to predict at this time what the ultimate outcome of legislative and/or regulatory changes will be, and therefore what the impact on the Company might be.1

         The Utility segment's rates, services and other matters are regulated by the State of New York Public Service Commission (PSC) with respect to services provided within New York, and by the Pennsylvania Public Utility Commission (PaPUC) with respect to services provided within Pennsylvania. For additional discussion of the Utility segment's rates and regulation, see Item 7 under the heading "Rate Matters," and Item 8 at Note B-Regulatory Matters.

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

         In the International segment, rates charged for the sale of thermal energy and electric energy at the retail level are subject to regulation and audit in the Czech Republic by the Czech Ministry of Finance. The regulation of electric energy rates at the retail level indirectly impacts the rates charged by the International segment for its electric energy sales at the wholesale level.

         In addition, the Company and its subsidiaries are subject to the same federal, state and local regulations on various subjects as other companies doing similar business in the same locations.

The Utility Segment
The Utility segment contributed approximately 115.3% of the Company's operating income before income taxes in 1998.

         Additional discussion of the Utility segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," in Item 7 "MD&A," and in Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Pipeline and Storage Segment
The Pipeline and Storage segment contributed approximately 66.2% of the Company's operating income before income taxes in 1998.

         Supply Corporation currently has service agreements for substantially all of its firm transportation capacity, which totals approximately 1,943 million cubic feet (MMcf) per day. The Utility segment has contracted for approximately 1,126 MMcf per day or 58% of that capacity until 2003 and continuing year-to-year thereafter. An additional 25% of Supply Corporation's firm transportation capacity is subject to firm contracts with nonaffiliated customers until 2003 or later.

         Supply  Corporation  has available for sale to customers  approximately
62.8 billion cubic feet (Bcf) of firm storage capacity. The Utility segment has contracted for 26.0 Bcf or 41% of that capacity, in service agreements with remaining initial terms of approximately 5 to 8 years and continuing year-to-year thereafter: 23.3 Bcf - 5 years; 2.0 Bcf - 8 years and 0.7 Bcf - 6 years. Nonaffiliated customers have contracted for the remaining 36.8 Bcf or 59% of firm storage capacity; 12.1 Bcf or 19% of total storage capacity is contracted by nonaffiliated customers until 2003 or later. Supply Corporation has been successful in marketing and obtaining executed contracts for storage service (at discounted rates) as it becomes available and expects to continue to do so.1

         Independence has filed with the FERC signed precedent agreements providing for firm transportation service totaling about 629,000 Dth/day for ten years, out of total proposed transportation capacity of about 900,000 Dth/day. The customer for 500,000 Dth/day of that total is DirectLink, which is owned by the sponsors of the Independence Pipeline, including NIM.

         Additional discussion of the Pipeline and Storage segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Notes B-Regulatory Matters and I-Business Segment Information.

The Exploration and Production Segment
The Exploration and Production segment incurred an operating loss before income taxes as a result of the oil and gas asset impairment it recorded in 1998. The impact of this segment's operating loss in relation to total operating income before income taxes in 1998 was negative 86.4%.

         Additional discussion of the Exploration and Production segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the heading "Competition," Item 7 "MD&A," and Item 8 at Notes A-Summary of Significant Accounting Policies, F-Financial Instruments, I-Business Segment Information, J-Stock Acquisitions and M-Supplementary Information for Oil and Gas Producing Activities.

The International Segment
The International segment contributed approximately 2.0% of the Company's operating income before income taxes in 1998.

         Additional discussion of the International segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the heading "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments, I-Business Segment Information and J-Stock Acquisitions.

The Other Nonregulated Segment
The Other Nonregulated segment contributed approximately 5.0% of the Company's operating income before income taxes in 1998. The impact of the Corporate operation's operating loss in relation to total operating income before income taxes in 1998 was negative 2.1%.

         Additional discussion of the Other Nonregulated segment appears in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7 "MD&A," and Item 8 at Notes F-Financial Instruments and I-Business Segment Information.

Sources and Availability of Raw Materials
Natural gas is the principal raw material for the Utility segment and some of the subsidiaries in the Other Nonregulated segment, as discussed below. In 1998, the Utility segment purchased 117.2 Bcf of gas. Gas purchases from various producers and marketers in the southwestern United States under long-term (two years or longer) contracts accounted for 71% of these purchases. Purchases of gas in Canada and the United States on the spot market (contracts of less than a year) accounted for 24% of the Utility segment's 1998 gas purchases. Gas purchases from Southern Company Energy Marketing L.P. and Dynegy Marketing and Trade (both southwest gas under long-term contracts) represented 12% and 20%, respectively, of total 1998 gas purchases by the Utility segment. No other producer or marketer provided the Utility segment with 10% or more of its gas requirements in 1998.

         Supply Corporation transports and stores gas owned by its customers, whose gas originates in the southwestern and Appalachian regions of the United States as well as in Canada. SIP, through Independence, proposes to transport natural gas produced in Canada and in the midwestern United States.

             The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as described in the Letter to Shareholders contained in this combined Annual Report to Shareholders/Form 10-K, Item 7 "MD&A" and Item 8 at Notes I-Business Segment Information and M - Supplementary Information for Oil and Gas Producing Activities.

         Coal is the principal raw material for the International segment, constituting 57% of the cost of materials needed to operate the boilers which produce steam or hot water. Natural gas, oil and limestone combined account for the remaining 43% of such materials. Coal is purchased and delivered directly from the Mostecka Uhelna Spolecnost, a.s. mine for Horizon's largest coal-fired plant under a contract where price and quantity are renegotiated each year. Based on the current extraction rate, this mine has proven reserves through 2030. Natural gas is imported by the Czech Republic government from Russia and the North Sea and is transported through the government-owned pipeline system and purchased by the International segment from two of the eight regional gas distribution companies. Oil is also imported. This segment purchases oil from domestic and foreign refineries.

         The Other Nonregulated segment needs natural gas for its marketing and Leidy's hub services, but is indifferent as to the source. Highland and Seneca's timber operations rely to a large degree upon timber located on Seneca's lands, so that source and availability are not issues.

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

Competition:  The Utility Segment
The changes precipitated by the FERC's restructuring of the gas industry in Order No. 636 are redefining the roles of the gas utility industry and the state regulatory commissions. State restructuring initiatives are under way, with regulators in both New York and Pennsylvania promoting retail competition for natural gas supply purchases. However, the Utility segment's traditional distribution function remains largely unchanged. For further discussion of state restructuring initiatives refer to Item 7 under the heading "Rate Matters."

         Competition for large-volume customers continues with local producers or pipeline companies attempting to sell or transport gas directly to end-users located within the Utility segment's service territories (i.e., bypass). In addition, competition continues with fuel oil suppliers, and may increase with electric utilities making retail energy sales.1

         The Utility segment is now better able to compete, through its unbundled flexible services, in its most vulnerable markets (the large commercial and industrial markets). The Utility segment continues to (i) develop or promote new sources and uses of natural gas and/or new services, rates and contracts and (ii) emphasize and provide high quality service to its customers.

Competition:  The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeastern United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States, and provide part of the link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and midwestern regions of the United States. This location offers the opportunity for increased transportation and storage services in the future.1

             SIP, through Independence, is competing for customers with other proposed pipeline projects which would bring natural gas from the Chicago area to the growing Northeast and Mid-Atlantic U.S. markets. In combination with expansion projects of Transcontinental Gas Pipe Line Corporation and ANR Pipeline Company, Independence intends to provide the least-cost path for this service and will access the storage and market hub at Leidy, Pennsylvania.1 It is likely that not all of the proposed pipelines will go forward, and that the first project built will have an advantage over other proposed projects.1 Independence is attempting to be the first of the proposed projects approved by the FERC and the first built.1 Independence will also create opportunities for increased transportation and storage services by Supply Corporation.1

Competition:  The Exploration and Production Segment
The Exploration and Production segment competes with other gas and oil producers and marketers with respect to its sales of oil and gas. The Exploration and Production segment also competes, by competitive bidding and otherwise, with other oil and gas exploration and production companies of various sizes for leases and drilling rights for exploration and development prospects.

         To compete in this environment, the Exploration and Production segment originates and acts as operator on most prospects, minimizes risk of exploratory efforts through partnership-type arrangements, applies the latest technology for both exploratory studies and drilling operations and focuses on market niches that suit its size, operating expertise and financial criteria.

Competition:  The International Segment
Horizon competes with other entities seeking to develop foreign and domestic energy projects. Horizon, through SCT and PSZT, faces competition in the sales of thermal energy to large industrial customers. Currently, electric energy sales are made to local distribution companies. The Czech Ministry of Finance has announced plans to privatize the local distribution companies. While it is expected that these plans will increase competition at the retail level of the electric energy market, it is unclear at this point what impact this privatization will have on the wholesale electric energy market.1 Both SCT and PSZT sell electricity at the wholesale level.

Competition:  The Other Nonregulated Segment
In the Other Nonregulated segment, NFR, Upstate and NIM, through DirectLink, compete with other marketers and energy management services providers. Leidy competes with other natural gas hub service providers. Highland competes with other sawmills in northwestern Pennsylvania.

Seasonality
Variations in weather conditions can materially affect the volume of gas delivered by the Utility segment, as virtually all of its residential and commercial customers use gas for space heating. The effect on the Utility segment in New York is mitigated by a weather normalization clause which is designed to adjust the rates of retail customers to reflect the impact of deviations from normal weather. Weather that is more than 2.2% warmer than normal results in a surcharge being added to customers' current bills, while weather that is more than 2.2% colder than normal results in a refund being credited to customers' current bills. In the International segment, district heating operations in the Czech Republic are also subject to the seasonality of weather.

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

Capital Expenditures
A discussion of capital expenditures by business segment is included in Item 7 under the heading "Investing Cash Flow," subheading "Capital Expenditures and Other Investing Activities."

Environmental Matters
A discussion of material environmental matters involving the Company is included in Item 8, Note H-Commitments and Contingencies.

Miscellaneous
The Company had a total of 3,944 full-time employees at September 30, 1998, 2,554 employees in all of its U.S. operations and 1,390 employees in its International segment. This is an increase of 56% from the 2,524 total employed at September 30, 1997. Most of the increase (1,356 employees) occurred in the International segment.

         Agreements covering employees in collective bargaining units in New York were renegotiated in November 1997, effective December 1997, and are scheduled to expire in February 2001. Agreements covering most employees in collective bargaining units in Pennsylvania were renegotiated early, effective November 1998, and are scheduled to expire in April and May 2003.

         The Company has numerous municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. When necessary, the Company renews such franchises.


Executive Officers of the Company(1)

                                    Age as of        Current Company                           Date Elected To
         Name                        9/30/98            Positions                             Current Positions
         ----                       ---------        ---------------                          -----------------

Bernard J. Kennedy                      67           Chairman of the
                                                     Board of Directors.                      March 21, 1989
                                                     Chief Executive
                                                     Officer.                                 August 1, 1988
                                                     President.                               January 1, 1987
                                                     Director.                                March 29, 1978

Philip C. Ackerman                      54           Director.                                March 16, 1994
                                                     Senior Vice President.                   June 1, 1989
                                                     President of
                                                      Distribution Corporation.               October 1, 1995
                                                     Executive Vice President
                                                      of Supply Corporation.                  October 1, 1994
                                                     President of Horizon.                    September 13, 1995
                                                     President of certain
                                                      other subsidiaries of
                                                      the Company from prior
                                                      to 1993.



                                    Age as of        Current Company                           Date Elected To
         Name                        9/30/98            Positions                             Current Positions
         ----                       ---------        ---------------                          -----------------

Richard Hare                            60           President of Supply
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

James A. Beck                           51           President of Seneca.                     October 1, 1996(2)
                                                     President of Upstate.                    July 18, 1997
                                                     President of NIM.                        September 22, 1997
                                                     President of Highland.                   March 11, 1998

Joseph P. Pawlowski                     57           Treasurer.                               December 11, 1980
                                                     Senior Vice President of
                                                      Distribution Corporation.               February 20, 1992
                                                     Treasurer of
                                                      Distribution Corporation.               January 1, 1981
                                                     Treasurer of
                                                      Supply Corporation.                     June 1, 1985
                                                     Secretary of
                                                      Supply Corporation.                     October 1, 1995
                                                     Treasurer of SIP.                        September 22, 1997
                                                     Officer of certain other
                                                      subsidiaries of the
                                                      Company from prior
                                                      to 1993.

Gerald T. Wehrlin                       60           Controller.                              December 11, 1980
                                                     Senior Vice President of
                                                      Distribution Corporation.               April 1, 1991
                                                     Controller of Seneca.                    September 1, 1981
                                                     Secretary and Treasurer
                                                      of Leidy.                               September 1, 1993
                                                     Vice President
                                                      of Horizon.                             February 21, 1997(3)
                                                     Officer  of  certain  other
                                                      subsidiaries     of    the
                                                      Company   from   prior  to
                                                      1993.

Walter E. DeForest                      57           Senior Vice President of
                                                      Distribution Corporation.               August 1, 1993
                                                     President of Leidy.                      September 1, 1993

Bruce H. Hale                           49           Senior Vice President of                 February 21, 1997,
                                                      Supply Corporation.                      and from February
                                                                                               21, 1992 through
                                                                                               December 31,
                                                                                               1992(4)
                                                     Vice President of Horizon.               September 13, 1995



                                    Age as of        Current Company                           Date Elected To
         Name                        9/30/98            Positions                             Current Positions
         ----                       ---------        ---------------                          -----------------

Dennis J. Seeley                        55           Senior Vice President of
                                                      Distribution Corporation.               February 21, 1997
                                                                                               and from April 1,
                                                                                               1991 through
                                                                                               February 18,
                                                                                               1993(5)

David F. Smith                          45           Senior Vice President of
                                                      Distribution Corporation.               January 1, 1993
                                                     Secretary of
                                                      Distribution Corporation.               June 20, 1986
                                                     Officer of certain other
                                                      subsidiaries of the
                                                      Company from prior
                                                      to 1993.

(1) The Company has been advised that there are no family relationships among any of the officers listed, and that there is no arrangement or understanding among any one of them and any other persons pursuant to which he was elected as an officer.

(2) Vice President of Seneca from January 1, 1994 through April 30, 1995, Executive Vice President of Seneca from May 1, 1995 through September 30, 1996.

(3) Secretary and Treasurer of Horizon from September 13, 1995 through February 21, 1997.

(4) Senior Vice President of Distribution Corporation from April 1, 1991 through February 20, 1992, and again from January 1, 1993 through February 21, 1997.

(5) Senior Vice President of Supply Corporation from January 1, 1993 through February 21, 1997.


ITEM 2  PROPERTIES

General Information on Facilities
The investment of the Company in net property, plant and equipment was $2.2 billion at September 30, 1998. Approximately 61% of this investment is in the Utility and Pipeline and Storage segments, which are primarily located in western New York and western Pennsylvania. The remaining investment in property, plant and equipment is mainly in the Exploration and Production segment (28%), which is primarily located in the Gulf Coast, southwestern, western and Appalachian regions of the United States, and in the International segment (9%) which is located in the Czech Republic. During the past five years, the Company has made significant additions to plant in order to expand and improve transmission and distribution facilities for both retail and transportation customers, to augment the reserve base of oil and gas, and to purchase district heating and power generation facilities in the Czech Republic. Net plant has increased $767.3 million, or 52%, since 1993.

         The Utility segment has the largest net investment in property, plant and equipment, compared with the Company's other business segments. Its net investment in its gas distribution network (including 14,784 miles of distribution pipeline) and its services represent approximately 58% and 28%, respectively, of the Utility segment's net investment of $906.8 million.

         The Pipeline and Storage segment represents a net investment of $461.0 million in transmission and storage facilities at September 30, 1998. Transmission pipeline, with a net cost of $145.7 million, represents 32% of this segment's total net investment and includes 2,646 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 33 storage fields, 4 of which are jointly operated with certain pipeline suppliers, and 490 miles of pipeline. Net investment in storage facilities includes $88.6 million of gas stored underground-noncurrent, representing the cost of the gas required to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 31 compressor stations with 70,550 installed compressor horsepower.

         The Exploration and Production segment had a net investment in properties amounting to $638.9 million at September 30, 1998. Of this amount, Seneca's net investment in oil and gas properties in the Gulf Coast/West Coast regions was $592.9 million, and Seneca's net investment in oil and gas properties in the Appalachian region aggregated $46.0 million.

         The International segment had a net investment in properties amounting to $202.6 million at September 30, 1998. PSZT's net investment in district heating and electric generation facilities was $145.7 million; SCT's net investment in district heating and electric generation facilities was $55.9 million; and Teplarna Kromeriz's net investment in district heating facilities was approximately $1.0 million.

         The Utility and Pipeline and Storage segments' facilities provided the capacity to meet its fiscal 1998 peak day sendout, including transportation service, of 1,727 MMcf, which occurred on December 31, 1997. Withdrawals from storage provided approximately 33% of the requirements on that day.

         Company maps, which are included on the inside front cover and on page 1 of the paper copy of this combined Annual Report to Shareholders/Form 10-K, are narratively described in the Appendix to this electronic filing and are incorporated herein by reference.

Exploration and Production Activities
The information that follows is disclosed in accordance with SEC regulations, and relates to the Company's oil and gas producing activities. A further discussion of oil and gas producing activities is included in Item 8, Note M-Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. Seneca's oil and gas reserves reported in Note M as of September 30, 1998, were estimated by Seneca's qualified geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis, Inc. Seneca reports its oil and gas reserve information, on an annual basis, to the Energy Information Administration (EIA). The basis of reporting Seneca's reserves to the EIA is identical to that reported in Note M.

         Supply Corporation holds reserves (not included in Note M) related to held for future use storage wells. Information on such reserves is included on Supply Corporation's Form 2 "Annual Report of Natural Gas Companies" filed with the FERC.

         The following is a summary of certain oil and gas information taken from Seneca's records:

Production

For the Year Ended September 30                    1998       1997      1996
-------------------------------                    ----       ----      ----

Average Sales Price per Mcf of Gas*              $ 2.45     $ 2.60    $ 2.35

Average Sales Price per Barrel of Oil*           $12.15     $20.63    $19.50

Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced             $ 0.45     $ 0.35    $ 0.31

*Prices do not reflect gains or losses from hedging activities.

Productive Wells

At September 30, 1998                     Gas          Oil
---------------------                     ---          ---

Productive Wells - gross                 1,925         877
                 - net                   1,821         833

Developed and Undeveloped Acreage

At September 30, 1998
---------------------

Developed Acreage   - gross     639,768
                    - net       558,501

Undeveloped Acreage - gross     926,587
                    - net       701,241

Drilling Activity
                                          Productive              Dry
                                      -----------------     ------------------
For the Year Ended September 30       1998  1997   1996     1998   1997   1996
-------------------------------       ----  ----   ----     ----   ----   ----

Net Wells Completed - Exploratory     10.72  4.21   4.22    4.97   3.49   7.35
                    - Development     14.11  1.84   8.02    2.00   1.60      0

Present Activities

At September 30, 1998
---------------------
Wells in Process of Drilling - gross     18.00
                             - net       14.22

South Lost Hills Waterflood Program
In Seneca's South Lost Hills Field (acquired in 1998 as part of the HarCor and Bakersfield Energy Resources, Inc. acquisitions) a waterflood project was initiated in 1996 on Ellis lease in the Diatomite reservior for pressure maintenance and recovery enhancement purposes. Currently there are 29 injectors and 86 producers in the program. The total injection and production from this waterflood project are 10,000 barrels of water per day and 400 barrels of oil per day, respectively. Expansion of the current project is being evaluated by a reservior simulation program.

ITEM 3  Legal Proceedings

None

ITEM 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II
                                     -------

ITEM 5  Market for the Registrant's Common Stock and Related Shareholder
        Matters

Information regarding the market for the Registrant's common stock and related shareholder matters appears in Note D-Capitalization and Note L-Market for Common Stock and Related Shareholder Matters (unaudited), under Item 8 of this combined Annual Report to Shareholders/Form 10-K, and reference is made thereto.

         On July 1, 1998, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' service as directors during the quarter ended September 30, 1998, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

ITEM 6  Selected Financial Data

Year Ended September 30:            1998          1997        1996        1995       1994
-----------------------             ----          ----        ----        ----       ----
Summary of Operations (Thousands)


Operating Revenues              $1,248,000    $1,265,812  $1,208,017    $975,496  $1,141,324
                                ----------    ----------  ----------    --------  ----------
Operating Expenses:
  Purchased Gas                    441,746       528,610     477,357     351,094     497,687
  Fuel Used in Heat and
    Electric Generation             37,592         1,489           -           -           -
  Operation and Maintenance        320,014       286,537     309,206     292,505     291,390
  Property, Franchise and Other
    Taxes                           92,817       100,549      99,456      91,837     103,788
  Depreciation, Depletion and
    Amortization                   118,880       111,650      98,231      71,782      74,764
  Impairment of Oil and Gas
    Producing Properties           128,996             -           -           -           -
  Income Taxes                      24,024        68,674      66,321      43,879      47,792
                                ----------    ----------  ----------    --------  ----------
                                 1,164,069     1,097,509   1,050,571     851,097   1,015,421
                                ----------    ----------  ----------    --------  ----------
Operating Income                    83,931       168,303     157,446     124,399     125,903
Other Income                        35,870         3,196       3,869       5,378       3,656
                                ----------    ----------  ----------    --------  ----------
Income Before Interest Charges
 and Minority Interest in
 Foreign Subsidiaries              119,801       171,499     161,315     129,777     129,559
Interest Charges                    85,284        56,811      56,644      53,883      47,124
                                ----------    ----------  ----------    --------  ----------
Minority Interest in Foreign
  Subsidiaries                      (2,213)            -           -           -           -
                                ----------    ----------  ----------    --------  ----------
Income Before Cumulative Effect     32,304       114,688     104,671      75,894      82,435
Cumulative Effect of Changes in
  Accounting                        (9,116)            -           -           -       3,237
                                ----------    ----------  ----------    --------  ----------
Net Income Available for Common
  Stock                         $   23,188    $  114,688  $  104,671    $ 75,894  $   85,672
                                ==========    ==========  ==========    ========  ==========
Per Common Share Data
  Basic Earnings Per Common Share    $0.61**       $3.01       $2.78       $2.03      $2.32*
  Diluted Earnings per Common Share  $0.60**       $2.98       $2.77       $2.03      $2.31*
  Dividends Declared                 $1.77         $1.71       $1.65       $1.60      $1.56
  Dividends Paid                     $1.76         $1.70       $1.64       $1.59      $1.55
  Dividend Rate at Year-End          $1.80         $1.74       $1.68       $1.62      $1.58
At September 30:
Number of Common Shareholders       23,743        20,267      21,640      21,429      22,465
                                ==========    ==========  ==========    ========  ==========
Net Property, Plant and Equipment (Thousands)
  Utility                       $  906,754    $  889,216  $  855,161  $  822,764  $  787,794
  Pipeline and Storage             460,952       450,865     452,305     463,647     443,622

  Exploration and Production       638,886       443,164     375,958     339,950     295,418
  International                    202,590           942       1,274          70           -
  Other Nonregulated                38,946        35,168      24,893      22,620      18,579
  Corporate                              9            11          15         131         137
                                ----------    ----------  ----------  ----------  ----------
Total Net Plant                 $2,248,137    $1,819,366  $1,709,606  $1,649,182  $1,545,550
                                ==========    ==========  ==========  ==========  ==========

Total Assets (Thousands)        $2,684,459    $2,267,331  $2,149,772  $2,036,823  $1,980,806
                                ==========    ==========  ==========  ==========  ==========
Capitalization (Thousands)
Common Stock Equity             $  890,085    $  913,704  $  855,998  $  800,588  $  780,288
Long-Term Debt, Net of Current
  Portion                          692,669       581,640     574,000     474,000     462,500
                                ----------    ----------  ----------  ----------  ----------
Total Capitalization            $1,582,754    $1,495,344  $1,429,998  $1,274,588  $1,242,788
                                ==========    ==========  ==========  ==========  ==========

* 1994 includes Cumulative Effect of Changes in Accounting of $0.09 (basic and diluted), which resulted from the adoption of SFAS 109, "Accounting for Income Taxes" and SFAS 112, "Employers' Accounting for Postemployment Benefits."

** 1998 includes oil and gas asset impairment of ($2.06) basic, ($2.04) diluted and cumulative effect of a change in depletion methods of ($0.24) basic and diluted. Refer to further discussion of these items in Notes to Financial Statements, Note A - Summary of Significant Accounting Policies.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1998 Compared with 1997
National Fuel's earnings were $23.2 million, or $0.61 per common share ($0.60 per common share on a diluted basis), in 1998. These earnings include a non-cash impairment of Seneca's oil and gas assets in the amount of $79.1 million (after tax), as well as the cumulative effect through October 1, 1997, of a change in depletion methods for Seneca's oil and gas assets which reduced earnings by $9.1 million (after tax). Without these two non-cash items, earnings for the fiscal year ended September 30, 1998 would have been $111.4 million, or $2.91 per common share ($2.88 per common share on a diluted basis). This compares with earnings of $114.7 million, or $3.01 per common share ($2.98 per common share on a diluted basis), in 1997. The earnings for 1998 also reflect a net $5.0 million of after tax income from the settlement of the primary issues relating to IRS audits of years 1977-1994.

         The earnings decrease in 1998 was attributable to lower earnings of the Company's Utility and Exploration and Production segments, offset in part by higher earnings in the Pipeline and Storage, International (which incurred a loss in 1997) and Other Nonregulated segments.

         Utility earnings decreased as a result of the impact of warmer weather in 1998 compared with 1997, and the consequent overall lower usage per account. In addition, the Utility segment incurred interest expense, net of related rate recovery, in connection with the settlement of the primary issues relating to the previously referred to settlement of the IRS audits. Partly offsetting these negative impacts to earnings was the Utility segment's continued decrease in operation and maintenance (O&M) expense.

         In the Exploration and Production segment, earnings are down mainly because of low oil prices and decreased gas production. In addition, earnings were impacted as a result of higher interest costs related to Seneca's acquisition activities in 1998. (Refer to further discussion of acquisition activities under "Investing Cash Flow," subheading "Exploration and Production.") These circumstances more than offset the positive contribution to earnings that resulted from higher oil production, higher gas prices (after hedging) and Seneca's portion of interest income related to the previously mentioned settlement of IRS audits.

         In the Pipeline and Storage segment, earnings are up mainly due to Supply Corporation's portion of interest income from the previously mentioned settlement of IRS audits. Additional income tax expense related to certain unsettled issues were also recorded. Also contributing to Supply Corporation's earnings for the year was a buyout of a firm transportation agreement by a customer in the amount of $2.5 million. However, lower revenue from unbundled pipeline sales and open access transportation partly offset these positive earnings.

         The International segment realized increases from Horizon's share of earnings from its two main investments in district heating and power generation operations located in the Czech Republic. Horizon initially acquired 36.8% of SCT in 1997, and increased its ownership during 1998 to 82.7% by September 30, 1998. Horizon also invested in PSZT during 1998 and owned an 86.2% interest at September 30, 1998.

         The Other Nonregulated segment's earnings are up mainly because of higher earnings in the timber operations, offset in part by higher expenses in the natural gas marketing operations.

Discussion of Asset Impairment and Cumulative Effect of a Change in Depletion Method
Seneca follows the full-cost method of accounting for its oil and gas operations. Under this method, capitalized costs are limited by a present worth calculation of future revenues from oil and gas assets (full-cost ceiling). Due to significant declines in oil prices in 1998, Seneca's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at March 31, 1998. Seneca was required to recognize an impairment of its oil and gas producing properties in the quarter ended March 31, 1998. This charge amounted to $129.0 million (pretax) and reduced net income for 1998 by $79.1 million ($2.06 per common share, basic; $2.04 per common share, diluted).

         Seneca changed its method of depletion for oil and gas properties from the gross revenue method to the units of production method. The new method was adopted because it provides a better matching of oil and gas revenues and depletion expense and is the preferable method used by oil and gas producing companies. Seneca's recent acquisition activities have increased its scope of operations in relation to National Fuel's operations. Consequently, the change in method was warranted. The units of production method was applied retroactively to prior years to determine the cumulative effect through October 1, 1997. This cumulative effect reduced earnings for 1998 by $9.1 million, net of income tax ($0.24 per common share, basic and diluted). Depletion of oil and gas properties for 1998 has been computed under the units of production method. The effect of the change from the gross revenue method to the units of production method increased net income for 1998 by $1.4 million ($0.04 per common share, basic and diluted).

1997 Compared with 1996
National Fuel's earnings were $114.7 million, or $3.01 per common share ($2.98 per common share on a diluted basis), in 1997. This compares with earnings of $104.7 million, or $2.78 per common share ($2.77 per common share on a diluted basis), in 1996.

         The earnings increase in 1997 was attributable to higher earnings of the Company's Utility and Pipeline and Storage segments, as well as a reduction in losses of its International segment, partly offset by lower earnings of the Exploration and Production segment and a loss in the Other Nonregulated segment compared with income in 1996.

         Utility earnings increased as a result of new rates effective in October 1996 and lower O&M expense. Partly offsetting these positive impacts to earnings was warmer weather in 1997 compared with 1996, as well as the inclusion in 1996 earnings of a downward revision of estimated purchased gas costs for 1995. The Pipeline and Storage segment earnings increase was attributable to higher revenue from unbundled pipeline sales and open access transportation, as well as lower O&M expense for the year. In the International segment, net losses in 1997 were significantly less than in 1996. The 1996 losses included expenses associated with the Company's withdrawal from participation in an international power project. Exploration and Production earnings decreased as a result of higher operation and depletion expense, which more than offset increased revenues resulting from increased prices and a slight increase in production. The Other Nonregulated segment's loss in 1997 resulted primarily from increased depletion expenses in this segment's timber operations related to cutting timber with a higher cost.

Operating Revenues
Year Ended September 30 (thousands)           1998         1997       1996
-----------------------------------------------------------------------------
Utility
  Retail Revenues:
    Residential                           $  612,647   $  709,968  $  678,395
    Commercial                               123,807      167,338     165,824
    Industrial                                18,068       22,412      25,648
-----------------------------------------------------------------------------
                                             754,522      899,718     869,867
-----------------------------------------------------------------------------
  Off-System Sales                            44,479       43,857      30,907
  Transportation                              62,844       49,285      49,180
  Other                                        9,335       (1,494)      4,372
-----------------------------------------------------------------------------
                                             871,180      991,366     954,326
-----------------------------------------------------------------------------
Pipeline and Storage
  Storage Service                             63,505       64,221      67,975
  Transportation                              94,347       92,858      92,401
  Other                                       13,131       15,615      16,177
-----------------------------------------------------------------------------
                                             170,983      172,694     176,553
-----------------------------------------------------------------------------
Exploration and Production                   124,272      119,260     114,462
-----------------------------------------------------------------------------
International                                 76,259        1,910         286
-----------------------------------------------------------------------------
Other Nonregulated                           106,527       82,005      68,644
-----------------------------------------------------------------------------
Less:  Intersegment Revenues                 101,221      101,423     106,254
-----------------------------------------------------------------------------
Total Operating Revenues                  $1,248,000   $1,265,812  $1,208,017
=============================================================================
Operating Income (Loss) Before Income
  Taxes
Year Ended September 30 (thousands)            1998        1997        1996
-----------------------------------------------------------------------------
Utility                                      $124,482    $123,856    $115,257
Pipeline and Storage                           71,510      73,523      72,914
Exploration and Production                    (93,266)     42,694      46,408
International                                   2,136      (2,987)    (14,281)
Other Nonregulated                              5,347       2,244       5,700
Corporate                                      (2,254)     (2,353)     (2,231)
-----------------------------------------------------------------------------
Total Operating Income Before Income
  Taxes                                      $107,955    $236,977    $223,767
=============================================================================
System Natural Gas Volumes
Year Ended September 30 (billion cubic feet)     1998      1997      1996
-------------------------------------------------------------------------
Utility Gas Sales
   Residential                                   71.7      85.7      90.7
   Commercial                                    16.4      22.6      24.9
   Industrial                                     4.3       5.1       6.0
   Off-System                                    16.2      14.1      11.1
-------------------------------------------------------------------------
                                                108.6     127.5     132.7
-------------------------------------------------------------------------
Non-Utility Gas Sales
   Production (equivalent billion cubic feet)    52.2      50.0      49.2
-------------------------------------------------------------------------
Total Gas Sales                                 160.8     177.5     181.9
-------------------------------------------------------------------------
Transportation
  Utility                                        60.4      57.9      58.2
  Pipeline and Storage                          313.1     300.3     325.0
  Nonregulated                                    0.8       0.5       0.6
-------------------------------------------------------------------------
                                                374.3     358.7     383.8
-------------------------------------------------------------------------
Marketing Volumes                                26.4      21.0      20.2
-------------------------------------------------------------------------
Less Intra and Intersegment Volumes:
  Transportation                                140.8     151.9     157.7
  Production                                      4.1       4.3       4.8
  Gas Sales                                         -         -       0.8
  Marketing                                         -         -       0.1
-------------------------------------------------------------------------
                                                144.9     156.2     163.4
-------------------------------------------------------------------------
Total System Natural Gas Volumes                416.6     401.0     422.5
=========================================================================

Utility

Operating Revenues

1998 Compared with 1997
Operating revenues for the Utility segment decreased $120.2 million in 1998 compared with 1997. This decrease primarily reflects the recovery of lower gas costs which resulted from a decrease in gas sales (an 18.9 billion cubic feet
(Bcf) decrease for 1998) and a decrease in the average cost of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). While the decrease in gas sales also reflects, in part, the migration of certain retail customers to transportation service in both the New York and Pennsylvania jurisdictions as a result of new aggregator services, the major reason for the decrease stems from warmer weather which was on average 13.8% warmer than the prior year (see Degree Days table below). The switch to new aggregator services is discussed further in the "Rate Matters" section that follows.

         As of September 30, 1998, Distribution Corporation's 1996 rate settlement with the State of New York Public Service Commission (PSC) expired. As part of this rate settlement, Distribution Corporation had put into effect a $7.2 million annual base rate increase in its New York jurisdiction on October 1, 1997. However, this rate settlement also provided that earnings above a 12% return on equity (determined on a cumulative basis over the three years ended September 30, 1998) are to be shared equally between shareholders and customers. As a result of this sharing mechanism, Distribution Corporation has determined that the refund due customers is $10.7 million (of which $7.7 million was recorded in 1998 and $3.0 million was recorded in 1997). These amounts are included as a reduction of other operating revenues in 1998 and 1997, respectively.

           Also as part of the 1996 rate settlement, Distribution Corporation was allowed to utilize certain refunds from upstream pipeline companies and certain credits (referred to as the "refund pool") to offset certain specific expense items. In September 1998, Distribution Corporation recognized $7.9 million of the refund pool as other operating revenue and recorded an equal amount of O&M expense in accordance with the settlement agreement.

           In addition, 1998 other operating revenues include $6.0 million of revenue recorded in Distribution Corporation's New York jurisdiction related to the previously mentioned recent settlement of IRS audits. This $6.0 million represents the rate recovery (through the above noted refund pool) of interest expense as allowed by the 1996 rate settlement with the PSC.

1997 Compared with 1996
Operating revenues increased $37.0 million in 1997 compared with 1996. Despite lower gas sales (mainly due to weather that was, on average, 5.6% warmer than the prior year), revenues increased primarily because of the pass through of increased gas costs and a general base rate increase of $7.2 million in Distribution Corporation's New York jurisdiction effective October 1, 1996. Gas costs were up due to a 7% increase in the average costs of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). Other operating revenues in 1997 were reduced by a $3.0 million refund provision to the Utility's customers for a 50% sharing of earnings over a 12% return on equity as discussed above.

Operating Income

1998 Compared with 1997
Operating income before income taxes for the Utility segment increased $0.6 million in 1998 compared with 1997. Excluding the $6.0 million of rate recovery of interest expense related to the IRS audits, as noted above (this rate recovery is offset 100% by interest expense, included below the operating income line), the Utility segment's pretax operating income decreased $5.4 million for the year ended September 30, 1998. The decrease in operating income before income taxes resulted primarily from the negative impact of warmer weather and the related decrease in normalized gas usage per customer account. Partly offsetting this decrease in operating income before income taxes, the Utility segment experienced a decrease in O&M expense. This decrease is a result of management's continued emphasis on controlling costs. Also contributing to this decrease, 1997 O&M expense included $0.9 million of expenses associated with an early retirement offer to certain Pennsylvania operating union employees in 1997.

         In October 1998, the Company announced an early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation. The estimated expense to be recorded by the Utility segment in 1999 related to this offer is $4.3 million to $4.7 million.1

         The impact of weather on Distribution Corporation's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on pretax operating income and earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. In 1998, the WNC in New York preserved pretax operating income of $12.1 million as weather, overall, was warmer than normal for the period of October 1997 through May 1998. Since the Pennsylvania rate jurisdiction does not have a WNC, uncontrollable weather variations directly impact pretax operating income and earnings. In the Pennsylvania service territory, weather was 15.7% warmer than 1997 and 13.4% warmer than normal. The Pennsylvania jurisdiction's warmer weather in 1998 compared with 1997 lowered pretax operating income by approximately $6.2 million.

1997 Compared with 1996
Operating income before income taxes increased $8.6 million in 1997 compared with 1996. The increase resulted primarily from the increases in 1997 revenue discussed above, combined with lower O&M expense. These items were partly offset by certain purchased gas costs adjustments, totaling $4.2 million, associated with lost and unaccounted-for gas in Distribution Corporation's New York jurisdiction that lowered purchased gas expense in 1996. O&M expense decreased primarily as a result of an early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation that was effective October 1, 1996. The 1996 results included expenses for this retirement offer of $6.4 million. O&M expense in 1997 included $0.9 million of expense for the 1997 early retirement offer mentioned above. O&M expense also decreased as a result of management's continued emphasis on controlling costs.

         In 1997, the WNC in New York resulted in a benefit to customers of $0.2 million as weather, overall, was colder than normal for the period of October 1996 through May 1997. In the Pennsylvania service territory, weather in 1997 was 5.5% warmer than 1996 and 2.8% colder than normal. The Pennsylvania jurisdiction's warmer weather in 1997 compared with 1996 lowered pretax operating income by approximately $3.2 million.

Degree Days
                                                        Percent (Warmer) Colder
                                                        -----------------------
                                                                 Than
                                                        -----------------------
Year Ended September 30         Normal     Actual          Normal   Prior Year
-------------------------------------------------------------------------------
  1998:  Buffalo                6,689      5,914          (11.6%)    (12.9%)
         Erie                   6,223      5,389          (13.4%)    (15.7%)
-------------------------------------------------------------------------------
  1997:  Buffalo                6,690      6,793            1.5%      (5.7%)
         Erie                   6,223      6,395            2.8%      (5.5%)
-------------------------------------------------------------------------------
  1996:  Buffalo                6,728      7,203            7.1%      16.5%
         Erie                   6,258      6,764            8.1%      17.1%
------------------------------------------------------------------------------

Purchased Gas
The cost of purchased gas is by far the Company's single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.

         Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and six other upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and three nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $4.13 per thousand cubic feet (Mcf) in 1998, a decrease of 3% from the average cost of $4.26 per Mcf in 1997. The average cost of purchased gas in 1997 was 7% higher than the $3.98 per Mcf in 1996.

Pipeline and Storage

Operating Revenues

1998 Compared with 1997
Operating revenues decreased $1.7 million in 1998 compared with 1997. The decrease resulted primarily from lower revenues from unbundled pipeline sales and open access transportation (a decrease of $2.1 million), lower storage service revenues (a decrease of $0.7 million), and lower cashout revenue (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation's system by the customer's shipper). Cashout revenues decreased by $1.1 million. However, there is no earnings impact as cashout revenue is offset by an equal amount of purchased gas expense. These decreases were partially offset by an increase in transportation demand charges (approximately $1.8 million) stemming from the 1998 Niagara Expansion Project (see further discussion under "Investing Cash Flow," subheading "Pipeline and Storage").

         Transportation volumes in this segment increased 12.8 Bcf. Generally, volume fluctuations do not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design. However, as mentioned above, the increase in capacity stemming from the 1998 Niagara Expansion Project contributed to higher demand charge revenue.

1997 Compared with 1996
Operating revenues decreased $3.9 million in 1997 compared with 1996. The 1996 revenues reflected a rate increase which was retroactive to June 1, 1995. The retroactive rates added approximately $2.0 million to revenues in 1996 that related to 1995. The corresponding decrease in 1997 primarily impacted storage service revenues, which decreased by $3.8 million. In addition to the retroactive rate impact, storage service revenues decreased as a result of customers opting for more flexible services at discounted rates. A slight increase in transportation revenues primarily reflects an increase in surcharge adjustments. Other operating revenues decreased slightly as higher revenues from unbundled pipeline sales and open access transportation (an increase of $3.3 million) was more than offset by lower cashout revenue (a decrease of $3.7 million).

Operating Income

1998  Compared with 1997
Operating income before income taxes for the Pipeline and Storage segment decreased $2.0 million in 1998 compared with 1997. As discussed above, the decrease is primarily attributable to lower revenue from unbundled pipeline sales and open access transportation and lower storage service revenues, offset in part by higher transportation demand charges. There also was an increase in O&M expense resulting primarily from the establishment of reserves for preliminary survey and investigation costs associated with the 1999 Niagara Expansion and Green Canyon projects. The 1999 Niagara Expansion project is discussed further under "Investing Cash Flow," subheading "Pipeline and
Storage". The reserve related to the Green Canyon project (a natural gas gathering project offshore and onshore Louisiana) was established due to the lack of interest at this time by potential customers. Certain of these costs for which reserves have been established may be recovered at a future date.1 In addition, Supply Corporation recognized a base gas loss at its Zoar Storage Field. In total, these three items amounted to $3.7 million. Partially offsetting these increases in O&M expense was the reversal of a portion of a reserve set up in a prior period for the Laurel Fields Storage Project. The Pipeline and Storage segment was able to recapture approximately $1.0 million by selling preliminary engineering, survey, environmental and archeological information from the Laurel Fields Storage Project to the Independence Pipeline Company (the Independence Pipeline project is discussed further under "Investing Cash Flow," subheading "Pipeline and Storage"). Another decrease to O&M expense stems from the fact that 1997 O&M expense included $1.0 million of expenses associated with an early retirement offer to certain Pennsylvania operating union employees.

         In October 1998, the Company announced an early retirement offer to certain salaried, non-union hourly and union employees of Supply Corporation. The estimated expense to be recorded by the Pipeline and Storage segment in 1999 related to this offer is $0.7 million to $1.0 million.

1997 Compared with 1996
Operating income before income taxes increased $0.6 million in 1997 compared with 1996. This slight increase primarily reflects lower O&M expenses (including labor) combined with higher revenues related to unbundled pipeline sales and open access transportation. The cost of an early retirement offer to certain Pennsylvania operating union employees in 1997 resulted in $1.0 million of additional operating expenses. However, such expenses were $0.8 million less than the expenses associated with a 1996 early retirement offer. Partly offsetting these increases was the retroactive rate effect recorded in 1996 and lower storage service revenues, as discussed above.

Exploration and Production

Operating Revenues

1998 Compared with 1997
Operating revenues increased $5.0 million in 1998 compared with 1997. The main reason for the increase was the $4.9 million in revenues related to the gas processing plant that was acquired as part of the HarCor and Bakersfield Energy Resources (BER) acquisitions in 1998 (see further discussion of these acquisitions under "Investing Cash Flow," subheading "Exploration and
Production"). While this gas processing plant contributed a large amount of revenue, this revenue was basically offset by an equal amount of expense.

         Gas production revenues, net of hedging activities, decreased $1.1 million as a result of decreased production, offset in part by higher gas prices (after hedging) (the weighted average gas price after hedging increased $0.09 per Mcf). Refer to the tables below for production and price information. The gas production declines were mainly due to the shut-in of production during the Gulf hurricane season and tropical storms, as well as the expected decline in production of West Cameron 552 and delays in drilling due to lack of rig availability in the first half of the year. Oil production revenues, net of hedging activities, were basically even with the prior year as increased production was offset by lower oil prices (after hedging). The weighted average oil price after hedging decreased $4.92 per barrel (bbl). The increase in oil production was mainly the result of West Coast production from the properties acquired in the Whittier, HarCor and BER acquisitions.

1997 Compared with 1996
Operating revenues increased $4.8 million in 1997 compared with 1996. Gas production revenues, net of hedging activities, increased $2.2 million as a result of higher prices (after hedging) (the weighted average gas price after hedging increased $0.07 per Mcf) slightly offset by decreased natural gas production. Oil production revenues, net of hedging activities, increased $2.8 million as a result of increases in oil production offset in part by lower oil prices (after hedging). The weighted average oil price after hedging decreased $0.06 per bbl. The increase in oil production was the result of a full year of production in 1997 at Vermilion 252 compared with only seven months in 1996. Refer to tables below for production and price information.

Production Volumes
Year Ended September 30           1998      1997      1996
---------------------------------------------------------------

Gas Production
(million cubic feet)
  Gulf Coast                     29,461    32,377    32,355
  West Coast                      2,146     1,135       990
  Appalachia                      4,867     5,074     5,422
---------------------------------------------------------------
                                 36,474    38,586    38,767
===============================================================

Oil Production
(thousands of barrels)
  Gulf Coast                      1,228     1,404     1,195
  West Coast                      1,376       490       533
  Appalachia                         10         8        14
---------------------------------------------------------------
                                  2,614     1,902     1,742
===============================================================

Average Prices
Year Ended September 30           1998      1997      1996
---------------------------------------------------------------

Average Gas Price/Mcf
  Gulf Coast                      $2.40     $2.60     $2.33
  West Coast                      $2.14     $1.79     $1.25
  Appalachia                      $2.88     $2.79     $2.65
  Weighted Average                $2.45     $2.60     $2.35
  Weighted Average After Hedging  $2.27     $2.18     $2.11
---------------------------------------------------------------

Average Oil Price/bbl
  Gulf Coast                     $14.69    $21.37    $20.45
  West Coast*                    $ 9.85    $18.49    $17.41
  Appalachia                     $16.80    $21.28    $18.43
  Weighted Average               $12.15    $20.63    $19.50
  Weighted Average After Hedging $13.03    $17.95    $18.01
--------------------------------------------------------------

*1998 includes high gravity oil which generally sells for a lower price.


         Seneca utilizes price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. Refer to further discussion of these hedging activities under "Market Risk Sensitive Instruments" and in Note F - Financial Instruments in Item 8 of this report.

         The  following   summarizes  Seneca's   settlements  under  price  swap
agreements during 1998, 1997 and 1996:

Year Ended September 30 (thousands of dollars) 1998       1997        1996
-------------------------------------------------------------------------------

Natural Gas Price Swap Agreements:
  Notional Quantities - Equivalent Bcf         26.4         24.9        23.0
  Gain (Loss)                               ($6,375)    ($16,387)    ($9,231)

Crude Oil Price Swap Agreements:
  Notional Quantities - Equivalent bbls     901,000    1,371,500   1,071,000
  Gain (Loss)                                $2,299      ($5,090)    ($2,606)
-------------------------------------------------------------------------------

Operating Income

1998 Compared with 1997
The Exploration and Production segment experienced an operating loss before taxes of $93.3 million compared with operating income before taxes of $42.7 million in 1997, a negative variation of $136.0 million. Excluding the $129.0 million non-cash impairment of this segment's oil and gas assets, as discussed previously, this segment had operating income before taxes of $35.7 million, a decrease of $7.0 million compared with the prior year. This decrease resulted from lower gas production revenues, net of hedging, as discussed above and higher lease operating expense. The increase in lease operating expenses stems from the additional operating costs of the Whittier, HarCor and BER properties. As previously discussed, Seneca changed its method of depletion for oil and gas producing properties from the gross revenue method to the units of production method. Depletion of oil and gas properties for 1998 has been computed under the units of production method which resulted in depletion expense that was $2.3 million less than it would have been under the gross revenue method.

1997 Compared with 1996
Operating income before income taxes decreased $3.7 million in 1997 compared with 1996. This decrease reflects higher depletion expense and higher operating expenses (lease operating expenses, salary expenses and production taxes) due to increased activities, which more than offset the increase in revenues, discussed above.

International

Operating Revenues

1998 Compared with 1997
Operating revenues increased $74.3 million in 1998 compared with 1997. The increase primarily reflects 100% of the revenues of SCT and PSZT for 1998. Horizon acquired a 34% equity interest in SCT in April 1997, subsequently increasing that interest to 36.8% by September 30, 1997 (and thus accounted for its investment in SCT under the equity method in 1997). During 1998, Horizon increased its ownership in SCT to 82.7% as of September 30, 1998. In February 1998, Horizon acquired a 75.3% equity interest in PSZT and subsequently increased its ownership interest to 86.2% as of September 30, 1998. The consolidation method was used to account for the investments in SCT and PSZT during 1998.

Heating and Electric Sales of SCT and PSZT
Year Ended September 30, 1998 (thousands of dollars)

                         Volumes                                    Revenues
                       -----------------------------------------    --------

   Heating Sales       6,870,921 Gigajoules*(6.5 Bcf Equivalent)     $47,953
   Electricity Sales     763,823 Megawatt hours                      $22,772

*Gigajoules = one billion joules.  A joule is a unit of energy.

1997 Compared with 1996
Operating revenues increased $1.6 million in 1997 compared with 1996. This increase represents twelve months of operations in 1997 of Teplarna Kromeriz, a small district heating plant located in the Czech Republic. There were only three months of reported operations in 1996.

Operating Income

1998 Compared with 1997
Operating income before income taxes for the International segment increased $5.1 million in 1998 compared with 1997. The current year reflects 100% of the revenues and pretax operating income of SCT as well as 100% of the revenues and pretax operating income of PSZT for February through September 1998. The minority interests in SCT and PSZT are shown separately on the Consolidated Statement of Income after operating results. In 1997, Horizon had a 36.8% equity interest in SCT and thus recorded its share of SCT's operating results below the operating income line in "Other Income."

         Because of the change in the nature of operations of the International segment during the past year, operating income comparisons between the current period and prior periods may not be meaningful. Future revenues from district heating operations are expected to fluctuate with changes in weather.1 The Company expects that rates charged for the sale of thermal energy and electric energy at the retail level will be subject to regulation and audit in the Czech Republic by the Czech Ministry of Finance.1

1997 Compared with 1996
Operating losses before income taxes for the International segment decreased from $14.3 million in 1996 to $3.0 million in 1997. This decrease in operating losses relates primarily to $9.0 million of nonrecurring expenses incurred in 1996 by Horizon, relating to its withdrawal from participation in an international power project in August 1996. In 1997, Horizon sold its right to this power project for approximately $2.8 million, including cash proceeds and the assumption of certain liabilities by the purchaser.

Other Nonregulated

Operating Revenues

1998 Compared with 1997
Operating revenues increased $24.5 million in 1998 compared with 1997. This increase reflects higher operating revenues from NFR, the Company's gas marketing subsidiary, and the Company's timber operations. NFR's operating revenues increased because of an increase in marketing volumes. Partially offsetting this, NFR recognized a pretax gain on exchange-traded futures and options of approximately $1.3 million in 1998 compared to a pretax gain of approximately $1.7 million in 1997. Refer to further discussion of the Company's hedging activities under "Market Risk Sensitive Instruments" and in Note F - Financial Instruments in Item 8 of this report. Operating revenues for the timber operations increased as a result of higher timber sales by Seneca and increased lumber sales resulting from Highland's purchase in 1998 of two new lumber mills. Highland also had a full year of production from the mill it purchased in January 1997.

1997 Compared with 1996
Operating revenues increased $13.4 million in 1997 compared with 1996. The increase primarily reflects higher operating revenues from NFR and Highland. NFR's operating revenues increased largely because of higher natural gas prices and an increase in marketing volumes. Also, NFR recognized a pretax gain on exchange-traded futures and options of approximately $1.7 million during 1997 compared to a pretax gain of approximately $1.0 million in 1996. Refer to further discussion of the Company's hedging activities under "Market Risk Sensitive Instruments" and in Note F - Financial Instruments in Item 8 of this report. Highland's operating revenues increased as a result of increased lumber sales resulting from the operation of a new lumber mill beginning in January 1997.

Operating Income

1998 Compared with 1997
Operating income before income taxes increased $3.1 million in 1998 compared with 1997. This increase resulted from an increase in pretax operating income from the timber operations due to increased revenues discussed above offset in part by lower pretax operating income of NFR. NFR's increase in operating revenue noted above was substantially offset by increased gas costs. In addition, NFR had an increase in O&M expense, resulting from expansion of its customer base into new market areas.

1997 Compared with 1996
Operating income before income taxes decreased $3.5 million in 1997 compared with 1996. This decrease was principally due to a pretax loss in the timber operations as a result of increased depletion expense related to cutting timber with a higher cost.

Income Taxes, Other Income and Interest Charges

Income Taxes
Income taxes decreased $44.7 million in 1998 primarily as a result of a decrease in pretax income. Income taxes increased $2.4 million in 1997 primarily as a result of an increase in pretax income. For further discussion of income taxes, refer to Note C Income Taxes in Item 8 of this report.

Other Income
Other income increased $32.7 million in 1998 and decreased $0.7 million in 1997. The 1998 increase in other income is primarily due to $18.5 million of interest income which resulted from the current year settlement of IRS audits. The 1998 increase is also due to a gain, net of hedging, of $5.1 million associated with U.S. dollar denominated debt carried on the balance sheet of PSZT (see further discussion regarding this PSZT debt in Note D - Capitalization and Note F - Financial Instruments in Item 8 of this report), as well as $1.3 million of interest income on temporary cash investments of SCT and PSZT. In addition, other income in 1998 increased from a buyout of a firm transportation agreement by a Pipeline and Storage segment customer in the amount of $2.5 million.

         The 1997 decrease resulted, in part, from certain nonrecurring items recorded in 1996 for Supply Corporation, including a gain on disposition of property, as well as interest income related to a retroactive rate settlement. In addition, the 1997 decrease reflects losses from Leidy Hub's equity investment in various gas hub partnerships and losses from Horizon's equity investment in SCT. The SCT losses relate to the period April 1997 (when Horizon made its initial equity investment in SCT) through September 30, 1997. Since SCT is a heating utility, it typically experiences losses during the summer months.

Interest Charges
Interest on long-term debt increased $11.0 million in 1998 and $1.3 million in 1997. The increase in 1998 and 1997 can be attributed to a higher average amount of long-term debt outstanding, offset slightly by a lower average interest rate. In 1998, long-term debt balances grew significantly as a result of the stock acquisitions of SCT, PSZT and HarCor combined with the Whittier and BER asset purchases. These acquisitions and asset purchases are discussed further under "Investing Cash Flow," subheadings "International" and "Exploration and Production."

         Other interest charges increased $17.5 million in 1998 and decreased $1.1 million in 1997. The increase in 1998 resulted primarily from interest expense related to the previously mentioned settlement of IRS audits (total interest expense related to the IRS audits amounted to $11.7 million). In addition, the increase in other interest for 1998 resulted from an increase in the average amount of short-term debt outstanding. Short-term debt was initially utilized to fund the acquisition activities in the International and Exploration and Production segments, as mentioned above, until a portion was replaced with long-term debt in May 1998. Furthermore, short-term debt was used to repay the long-term debt that matured in 1998. The decrease in 1997 resulted primarily from lower interest expense on Amounts Payable to Customers offset in part by higher interest on short-term borrowings because of higher average amounts outstanding.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
Year Ended September 30 (in millions)      1998      1997     1996
----------------------------------------------------------------------
Provided by Operating Activities         $253.0    $294.7    $168.5
Capital Expenditures                     (393.2)   (214.0)   (171.6)
Investment in Subsidiaries,
  Net of Cash Acquired                   (112.0)    (21.1)        -
Other Investing Activities                  2.1       1.4      (1.4)
Short-Term Debt, Net Change               229.4    (107.3)     52.1
Long-Term Debt, Net Change                 94.9      98.2      11.2
Issuance of Common Stock                    7.9       7.1       9.0
Common Stock Dividends                    (67.0)    (64.3)    (61.2)
Dividends Paid to Minority
  Interest                                 (0.3)        -         -
Effect of Exchange Rates on Cash            1.6         -         -
----------------------------------------------------------------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments          $16.4     $(5.3)     $6.6
======================================================================

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include the cumulative effect of a change in accounting for depletion, the impairment of oil and gas producing properties, depreciation, depletion and amortization, deferred income taxes, minority interest in foreign subsidiaries and allowance for funds used during construction.

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

         Net cash provided by operating activities totaled $253.0 million in 1998, a decrease of $41.7 million compared with the $294.7 million provided by operating activities in 1997. The majority of this decrease occurred in the Utility segment. The Utility segment experienced a decrease in cash receipts from gas sales and transportation service (sales were down mainly due to warmer weather) and an increase in interest payments (primarily related to the recent settlement of IRS audits). Also, the Utility segment received a large refund from an upstream pipeline company in 1997 which did not recur in 1998. A portion of this refund was passed back to customers in 1998. These decreases to cash were partially offset by lower cash payments for gas purchases.

         The Exploration and Production segment experienced a decrease in cash provided by operating activities. Lower cash receipts from the sale of oil and gas combined with higher operating costs (primarily due to the Whittier, HarCor and BER acquisitions) were partially offset by interest income resulting from the aforementioned IRS settlement, a decrease in cash outlays for hedging transactions as well as a decrease in cash outlays for federal taxes.

         Partly offsetting the decreases discussed above, the International and Pipeline and Storage segments experienced increases in cash provided by operating activities. The International segment benefitted from the results of operations of SCT and PSZT while the Pipeline and Storage segment experienced an increase in cash provided by operating activities primarily because of interest income resulting from the aforementioned IRS settlement combined with cash received from a customer resulting from a buyout of a firm transportation agreement. Higher operating costs partially offset the increases to cash provided by operating activities in the Pipeline and Storage segment.

Investing Cash Flow

Capital Expenditures and Other Investing Activities
Capital expenditures represent the Company's additions to property, plant and equipment and are exclusive of equity investments in corporations (stock acquisitions) and/or partnerships. Such investments are treated separately in the Statement of Cash Flows and discussed further in the segment discussion below.

         The  Company's  capital  expenditures  and other  investments   totaled
$520.7 million in 1998. The table below presents these capital expenditures and other investments by business segment:

Year Ended September 30, 1998 (in millions)
-------------------------------------------

                                                                 Total Capital
                                                                 Expenditures
                                        Capital        Other       and Other
                                      Expenditures   Investments  Investments
                                      ------------   -----------  -----------
Utility                                  $ 50.7        $    -        $ 50.7
Pipeline and Storage                       23.7           5.5          29.2
Exploration and Production                293.9          32.6(1)      326.5
International                              14.7          89.4(2)      104.1
Other Nonregulated                         10.2             -          10.2
                                         ------        ------        ------
                                         $393.2        $127.5        $520.7
                                         ======        ======        ======

(1) Investment,  net of cash acquired = $29.8 million.
(2) Investments,  net of cash acquired = $82.2 million.

Utility
The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.


Pipeline and Storage
The majority of the Pipeline and Storage capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems. Approximately $4.2 million was spent on the 1998 Niagara Expansion Project. As part of this expansion, Supply Corporation began transportation service for an additional 25,000 Dth per day in November 1997. In November 1998, Supply Corporation began transportation service for an additional 23,000 Dth per day of firm winter only capacity. As there has not been much interest in further expansion in this area at this time, the Company established a reserve in March 1998 for approximately $1.7 million (pretax) related to preliminary survey and investigation costs associated with the proposed 1999 Niagara Expansion Project.

         Seneca Independence Pipeline Company (SIP) made a $5.5 million investment in 1998 representing a one-third general partnership interest in Independence Pipeline Company, a Delaware general partnership. This investment was financed with short-term borrowings. Independence Pipeline Company intends to build a 370 mile natural gas pipeline from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $675 million.1 If the Independence Pipeline Project is not constructed, SIP's share of the development costs (including SIP's investment in Independence Pipeline Company) is estimated not to exceed $6.0 million to $8.0 million.1

Exploration and Production
In March 1998, Seneca acquired properties in the Midway-Sunset and North Lost Hills Field in the San Joaquin Basin of California from the Whittier Trust Company for approximately $141.0 million. This acquisition is included in the Exploration and Production capital expenditure amount in the table above.

           In May and June 1998, Seneca acquired the oil and gas properties located in the South Lost Hills Field in the San Joaquin Valley near Bakersfield, California, that were owned 75% by HarCor and 25% by BER. These properties produce gas and high gravity oil, include a gas processing plant and associated pipelines, and provide opportunities for additional drilling and development.1

           The acquisition of HarCor's portion of these properties was completed in May 1998 through a tender offer (an offer of $2.00 per share) for the outstanding shares of HarCor. Approximately 95% of the outstanding shares of HarCor common stock were tendered in accordance with the tender offer. The common stock that was not purchased pursuant to the tender offer was converted into the right to receive $2.00 per share. The cost of the tender offer and subsequent conversion of the remaining shares of HarCor was approximately $32.6 million. The stock acquisition resulted in the assumption of approximately $64.7 million of long-term debt at the date of acquisition (refer to Note D - Capitalization in Item 8 of this report).

           The acquisition of BER's portion of these properties was completed in June 1998 through an asset purchase. The purchase price was approximately $30.0 million. This acquisition is included in the Exploration and Production capital expenditure amount in the table above.

           The acquisitions of Whittier, HarCor and BER were initially financed using short-term borrowings. Subsequently, approximately $120 million of short-term borrowings were replaced with long-term borrowings. These acquisitions complement the Exploration and Production segment's reserve mix, bringing its new reserve base to approximately 725 Bcf equivalent, of which 55% is oil and 45% is gas.

           Other Exploration and Production segment capital expenditures included approximately $98.6 million on the offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction and lease acquisition costs. Offshore exploratory drilling was concentrated on High Island 179, High Island A354, High Island A356, Vermilion 309, Eugene Island 47 and South Marsh Island 122. Offshore construction occurred primarily at West Cameron 540 and Vermilion 309. Lease acquisition costs resulted from successful bidding on fourteen state of Texas and three federal lease tracts in the Gulf of Mexico combined with the acquisition of a 50% interest in Vermilion 253.

         The remaining $24.3 million capital expenditures included onshore drilling and construction costs for wells located in Louisiana, Texas and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data.

International
In fiscal 1998, Horizon acquired additional shares of SCT thereby increasing its equity interest in SCT to 82.7% as of September 30, 1998. The cost of acquiring these additional shares was approximately $24.9 million. This stock acquisition resulted in the assumption of approximately $5.1 million of long-term debt at the date of acquisition (refer to Note D - Capitalization in Item 8 of this report).

         In February 1998, Horizon acquired a 75.3% equity interest in PSZT and subsequently increased its ownership interest to 86.2% as of September 30, 1998. The cost of acquiring the shares of PSZT was approximately $64.5 million. This stock acquisition resulted in the assumption of approximately $59.2 million of long-term debt (refer to Note D - Capitalization in Item 8 of this report) and $4.3 million of short-term debt at the date of acquisition.

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

Other Nonregulated
Other Nonregulated capital expenditures consisted primarily of timber purchases by the northeast division of Seneca as well as equipment purchases by Highland for its existing sawmill and kiln operations and the purchase of two new sawmills in Pennsylvania. The capital expenditures also included the purchase of furniture, equipment and computer hardware and software for NFR's gas marketing operations.

Other Investing Activities
Other cash provided by or used in investing activities primarily reflects cash received on the sale of various subsidiaries investments in property, plant and equipment, cash received on the sale of the Company's interest in Enerchange, L.L.C., a natural gas hub partnership, and cash used to make an initial investment in Independence Pipeline Company.

Estimated Capital Expenditures and Other Investments
The Company's estimated capital expenditures for the next three years are:1

Year Ended September 30 (in millions)      1999       2000      2001
--------------------------------------------------------------------
Utility                                   $48.9      $47.9     $46.9
Pipeline and Storage                       27.0       20.5      20.5
Exploration and Production                 92.0      126.1     128.8
International                              35.6        5.8       5.5
Other Nonregulated                          0.9        0.8       0.8
--------------------------------------------------------------------
                                         $204.4     $201.1    $202.5
====================================================================

         Estimated capital expenditures for the Utility segment during the next three years will be concentrated in the areas of main improvements, replacements and extensions, service line replacements and, to a minor extent, the installation of new services.1

         Estimated capital expenditures for the Pipeline and Storage segment in 1998 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines.1

         Estimated capital expenditures in 1999 for the Exploration and Production segment are significantly lower than capital spending in 1998 as the Company will be focusing on managing existing properties and reducing debt balances.1 The 1999 budget includes approximately $23.1 million for development drilling, facilities construction and recompletions related to the properties acquired in the HarCor, Whittier and BER acquisitions. Approximately $34.0 million has been budgeted for offshore exploratory drilling, development drilling and facilities construction. The budget also includes $5.8 million for lease acquisitions and $12.6 million for geological and geophysical expenditures.

         Estimated capital expenditures for the International segment will be concentrated in the process of reconstructing boilers at the heating plant of PSZT to comply with certain clean air standards mandated by the Czech Republic government. Approximately $33.0 million is budgeted for this reconstruction.

         The Company's other investments in 1999 will be concentrated in the Pipeline and Storage segment and the International segment. In the Pipeline and Storage segment, the Company plans to invest an additional $5.0 - $10.0 million in the Independence Pipeline Company.1 Additional spending in 1999 and beyond would depend on such factors as Federal Energy Regulatory Commission (FERC) approval and customer interest in the project.1 In the International segment, it is expected that SCT will spend approximately $6.0 million to increase its equity investment in one of its subsidiaries.1

         The Company continuously evaluates capital expenditures and other investments. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company's other business segments depends, to a large degree, upon market conditions.1

Financing Cash Flow

In order to meet the Company's capital requirements, cash from external sources must periodically be obtained through short-term bank loans and commercial paper, as well as through issuances of long-term debt and equity securities. The Company expects these traditional sources of cash to continue to supplement its internally generated cash during the next several years.1

         In May 1998, the Company issued $200.0 million of 6.303% medium-term notes due in May 2008. After reflecting underwriting discounts and commissions, the net proceeds to the Company amounted to $198.8 million. Such proceeds were used to reduce short-term borrowings arising from acquisition activities in the International and Exploration and Production segments.

         The Company's embedded cost of long-term debt was 6.9% at September 30, 1998 and 1997.

         Consolidated short-term debt increased $233.9 million during 1998 ($229.4 million after reflecting $4.5 million of short-term borrowings assumed as part of the PSZT acquisition and subsequently repaid). The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         At September 30, 1998, the Company had authorization from the SEC under a shelf registration filed pursuant to the Securities Act of 1933, to issue and sell up to $200.0 million of debentures and/or medium-term notes. In March 1998, the Company obtained authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue, in the aggregate, long-term debt securities and equity securities amounting to $2.0 billion during the order's authorization periods, which extends to December 31, 2002.

         The Company's indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt basically is indebtedness maturing more than one year after the date of issuance. Because of the impairment of oil and gas producing properties recorded by the Company in March 1998, these covenants will restrict the Company's ability to issue additional funded debt, with certain exceptions, until at least the third quarter of fiscal 1999.1 This will not, however, limit the Company's issuance of funded debt to refund existing funded debt.

         The Company has adequate financing resources available to meet expected operating and capital requirements.1 At September 30, 1998, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $423.7 million of short-term debt.

         The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, in Item 8 of this report, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, neither such litigation nor these other regulatory matters are expected to materially change the Company's present liquidity position nor have a material adverse effect on the financial condition of the Company at this time.1

Market Risk Sensitive Instruments

Energy Commodity Price Risk
Certain of the Company's nonregulated subsidiaries (primarily Seneca and NFR) utilize various derivative financial instruments (derivatives), including price swap agreements and exchange-traded futures and options, as part of the Company's overall energy commodity price risk management strategy. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to operating results. The derivatives entered into by the Company's nonregulated subsidiaries are not held for trading purposes. These subsidiaries have operating procedures in place that are administered by experienced management to monitor compliance with their risk management policies.

         The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which Seneca receives a fixed price in exchange for paying a variable price as quoted in "Inside FERC" or on the New York Mercantile Exchange. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The tables do not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the price swap agreements. The weighted average variable prices represent the prices as of September 30, 1998. At September 30, 1998, Seneca had not entered into any natural gas price swap agreements extending beyond 2000 nor had it entered into any crude oil price swap agreements extending beyond 1999.

Natural Gas Price Swap Agreements
---------------------------------

                                                         Expected
                                                       Maturity Dates
                                                       --------------

                                             1999           2000       Total
                                             ----           ----       -----

Notional Quantities (Equivalent Bcf)         18.7           3.1        21.8
Weighted Average Fixed Rate (per Mcf)        $2.34          $2.37      $2.34
Weighted Average Variable Rate (per Mcf)     $1.66          $1.66      $1.66

Crude Oil Price Swap Agreements
-------------------------------

                                                 Expected
                                               Maturity Dates
                                               --------------

                                                    1999
                                                    ----

Notional Quantities (Equivalent bbls)              135,000
Weighted Average Fixed Rate (per bbl)              $19.86
Weighted Average Variable Rate (per bbl)           $14.97

         At September 30, 1998, Seneca would have had to pay the respective counterparties to its natural gas price swap agreements an aggregate of approximately $1.4 million to terminate the natural gas price swap agreements outstanding at that date. Seneca would have received an aggregate of approximately $0.4 million from the counterparties to its crude oil price swap agreements to terminate the crude oil price swap agreements outstanding at September 30, 1998.

         The Company is exposed to credit risk on the price swap agreements that Seneca has entered into. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, before entering into a price swap agreement with a new counterparty, management performs a credit check and prepares a report indicating the results of the credit investigation. This report must be approved by Seneca's board of directors after which a Master Swap Agreement is executed between Seneca and the counterparty. On an ongoing basis, periodic reports are prepared by management to monitor counterparty credit exposure. Considering the procedures in place, the Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.1

         The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date for exchange-traded futures contracts utilized to manage natural gas price risk. These futures contracts have been entered into by NFR. The table does not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the futures contracts. At September 30, 1998, NFR held no futures contracts with maturity dates extending beyond 2000.

Exchange-Traded Futures Contracts
---------------------------------
                                                  Expected
                                               Maturity Dates
                                               --------------
                                             1999          2000        Total
                                             ----          ----        -----

Contract Volumes Purchased (Equivalent Bcf)  11.1         3.2          14.3
Weighted Average Contract Price
         (per Mcf)                           $2.50        $2.58        $2.52
Weighted Average Settlement Price
         (per Mcf)                           $2.59        $2.55        $2.58

         The following table discloses the net notional quantities and weighted average strike prices by expected maturity dates for exchange-traded options utilized to manage natural gas price risk. These options have been entered into by NFR. The table does not reflect the earnings impact of the physical transactions that would offset any financial gains or losses that might arise if an option were to be exercised. At September 30, 1998, NFR held no options with maturity dates extending beyond 1999.

Exchange-Traded Options
-----------------------
                                                  Expected
                                                Maturity Dates
                                                --------------
                                                     1999
                                                     ----

Option Volumes Purchased (Sold)(Equivalent Bcf)     (2.3)
Weighted Average Strike Price
         (per Mcf)                                  $2.91


         At September 30, 1998, NFR would have received approximately $0.4 million to settle the exchange-traded futures outstanding at that date. NFR had an unrealized gain of approximately $0.1 million related to its exchange-traded options outstanding at September 30, 1998. This unrealized gain consisted mostly of premiums received on the exchange-traded options it had sold.

Exchange Rate Risk
Horizon's investment in the Czech Republic is valued in Czech korunas, and as such, this investment is subject to currency exchange risk when the Czech korunas are translated into U.S. dollars. During 1998, the Czech koruna increased in value in relation to the U.S. dollar, resulting in a $9.4 million positive adjustment to the Cumulative Translation Adjustment. Further valuation changes to the Czech koruna would result in corresponding positive or negative adjustments to the Cumulative Translation Adjustment. Management cannot predict whether the Czech koruna will increase or decrease in value against the U.S. dollar.1

         PSZT had U.S. dollar denominated debt in the amount of $50.6 million at September 30, 1998. Since the functional currency of PSZT is the Czech koruna and this debt had to be repaid in U.S. dollars, a change in exchange rates between the Czech koruna and the U.S. dollar would increase or decrease the amount of Czech koruna required to repay the debt, resulting in a corresponding gain or loss to be recognized in the income statement. From the acquisition of PSZT in February 1998 through September 30, 1998, PSZT recognized a pretax gain of approximately $7.2 million, which is included in Other Income in the Consolidated Statement of Income. To eliminate future exchange rate risk on the U.S. dollar denominated debt, PSZT bought a $50.6 million U.S. dollar forward contract at an exchange rate of 31.54 CZK per dollar on September 3, 1998. The purpose of the forward contract was to hedge against the exchange rate risk associated with the U.S. dollar denominated debt. At September 30, 1998, the fair value of this forward contract was $(2.1) million, representing the loss on the contract as of September 30, 1998. The loss was recorded as an accrued liability on the Consolidated Balance Sheets with the offset being Other Income in the Consolidated Statement of Income. Upon maturing on December 3, 1998, the final loss recognized on this forward contract was $2.0 million. With the maturity of this forward contract, PSZT simultaneously converted the $50.6 million of U.S. dollar denominated debt into a loan denominated in CZK, thus eliminating further exchange rate risk.

Interest Rate Risk
The Company's exposure to interest rate risk primarily consists of short-term debt instruments. At September 30, 1998, this included short-term bank loans and commercial paper totaling $326.3 million. The interest rate on the short-term bank loans and commercial paper approximated 5.6%.

         The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company's long-term fixed rate debt as well as the other debt of certain of the Company's subsidiaries. The interest rates for the variable rate debt are based on those in effect at September 30, 1998:


                                             Principal Amounts by
                                             Expected Maturity Dates
                               -----------------------------------------------------

(millions of dollars)          1999    2000    2001    2002   2003   Thereafter   Total
                               ----    ----    ----    ----   ----   ----------   -----

National Fuel Gas Company

Long-Term Fixed Rate Debt      $150    $50     $-      $-     $-        $574       $774
Weighted Average Interest
   Rate Paid                   6.1%    6.6%    -%      -%     -%        7.0%       6.8%
Fair Value =  $830.5 million

HarCor

Long-Term Fixed Rate Debt      $62.6   $-      $-      $-     $-        $-         $62.6
Weighted Average Interest
   Rate Paid                   14.9%   -%      -%      -%     -%        -%         14.9%
Fair Value = $62.6 million

PSZT

Long-Term Fixed Rate Debt      $-      $9.9    $-      $-     $-        $-         $9.9
Weighted Average Interest
   Rate Paid                   -%      13.0%   -%      -%     -%        -%         13.0%
Fair Value =  $9.9 million

Long-Term Variable Rate
   Debt                        $-      $7.6    $10.1   $10.1  $10.1     $12.7      $50.6
Weighted Average Interest
   Rate Paid                   -%      8.0%    8.0%    8.0%   8.0%      8.0%       8.0%
Fair Value = $50.6 million

SCT

Long-Term Variable Rate
   Debt                        $0.5    $0.5    $0.5    $0.6   $0.7      $1.7       $4.5
Weighted Average Interest
   Rate Paid                   14.7%   14.7%   14.7%   14.7%  14.7%     14.7%      14.7%
Fair Value = $4.5 million

Other Notes

Long-Term Debt*                $3.8    $2.4    $1.8    $-     $-        $-         $8.0
Weighted Average Interest
  Rate Paid                    7.1%    7.4%    6.9%    -%     -%        -%         7.1%
Fair Value = $8.0 million


*$0.4 million is variable rate debt; $7.6 million is fixed rate debt.

Rate Matters

Utility

New York Jurisdiction
In November 1995, Distribution Corporation filed in its New York jurisdiction a request for an annual rate increase of $28.9 million with a requested return on equity of 11.5%. A two-year settlement (the 1996 settlement) with the parties in this rate proceeding was approved by the State of New York Public Service Commission (PSC). Effective October 1, 1996 and October 1, 1997, Distribution Corporation received annual base rate increases of $7.2 million. As part of the 1996 settlement, earnings above a 12% return on equity (excluding certain items and determined on a cumulative basis over the three years ending September 30,
1998) are to be shared equally between shareholders and customers. As a result of this sharing mechanism, Distribution Corporation has determined that the refund due customers as of September 30, 1998 is $10.7 million (of which $7.7 million was recorded in 1998 and $3.0 million was recorded in 1997).

         On October 21, 1998, the PSC approved a rate plan for Distribution Corporation for the period beginning October 1, 1998 and ending September 30, 2000. The plan is the result of a settlement agreement entered into by Distribution Corporation, Staff for the PSC (Staff), Multiple Intervenors (an advocate for large industrial customers) and the State Consumer Protection Board. Under the plan, Distribution Corporation's rates are reduced by $7.2 million, or 1.1%. In addition, customers will receive up to $6.0 million in bill credits, disbursed volumetrically over the two year term, reflecting a pre-determined share of excess earnings under the 1996 settlement described above. The remaining amount, if any, will be passed back to customers as determined by the PSC. An allowed return on equity of 12%, above which 50% of additional earnings are shared with the customers, is maintained from the 1996 settlement. Finally, the rate plan also provides that $7.2 million of 1999 revenues will be set aside in a special reserve to be applied against Distribution Corporation's incremental costs resulting from the PSC's gas restructuring effort further described below.

         On November 3, 1998,  the PSC issued Policy  Statement  Concerning  the
                                              ----------------------------------
Future of the  Natural  Gas  Industry  in New York  State and Order  Terminating
--------------------------------------------------------------------------------

Capacity  Assignment  (Policy  Statement).  The Policy  Statement sets forth the
--------------------
PSC's "vision" on "how best to ensure a competitive market for natural gas in New York." That vision includes the following goals:

         (1)  Effective   competition  in  the  gas  supply  market  for  retail
              customers;
         (2)  Downward pressure on customer gas prices;
         (3)  Increased customer choice of gas suppliers and service options;
         (4)  A provider of last  resort  (not  necessarily  the  utility)
         (5) Continuation of reliable service and maintenance of operations procedures that treat all participants fairly;
         (6) Sufficient and accurate information for customers to use in making informed decisions;
         (7) The availability of information that permits adequate oversight of the market to ensure fair competition; and
         (8) Coordination of Federal and State policies affecting gas supply and distribution in New York State.

         The Policy Statement provides that the most effective way to establish a competitive market in gas supply is "for local distribution companies to cease selling gas." The PSC hopes to accomplish that objective over a three-to-seven year transition period, taking into account "statutory requirements" and the individual needs of each local distribution company (LDC). The Policy Statement directs Staff to schedule "discussions" with each LDC on an "individualized plan that would effectuate our vision." In preparation for negotiations, LDCs will be required to address issues such as a strategy to hold new capacity contracts to a minimum, a long-term rate plan with a goal of reducing or freezing rates, and a plan for further unbundling. In addition, Staff will hold collaborative sessions with multiple parties to discuss generic issues including reliability and market power regulation.

         The PSC's Order  Terminating  Capacity  Assignment,  included  with the
                   ----------------------------------------
Policy Statement, directs the state's LDCs to file proposed tariffs, by no later than February 1, 1999, revising the current requirement that suppliers take assignment of an allocation of upstream capacity for each customer that elects to purchase gas from a supplier other than the LDC. Although the order states that the so-called "mandatory assignment" feature of aggregation service is terminated effective April 1, 1999, LDCs are permitted to show that their individual circumstances may warrant continuation of the requirement. The order also recognizes that LDCs with intermediate pipelines, like Distribution Corporation, could present "unique cost and reliability issues which require further consideration." The order provides that to the extent all or part of an LDC's mandatory assignment authority is indeed terminated, there will be a reasonable opportunity to recover stranded costs.1

         Distribution Corporation plans to work cooperatively with the PSC to develop a plan which maximizes customer choice options while preserving reliability and the Distribution Corporation's financial objectives.1 Toward that end, Distribution Corporation believes that it must remain a merchant. At this time, current laws provide that LDCs are obligated to provide merchant service to qualified applicants. While the outcome of these PSC proceedings cannot be determined, the Company believes that changes, if any, will be implemented incrementally over a number of years.1

         On April 3, 1998, Distribution Corporation filed comments in a PSC generic proceeding addressing gas transportation rates for electric generators. This case arose in response to concerns by the PSC regarding the effects of gas transportation costs on electric rates ultimately paid by the retail customers. Distribution Corporation argued, among other things, that the current rate setting policy, established in 1991, should remain unchanged for LDCs facing competitive bypass threats. On September 24, 1998, the PSC issued a proposal for a "basic gas-for-electric-generation-service tariff" developed by Staff based on its own analysis and input received from interested parties. The proposal sets a minimum rate based on presumed costs and allows additional charges for incremental costs and, to a minor extent, market factors. Numerous parties, including Distribution Corporation, filed comments on October 27, 1998 opposing the Staff proposal or recommending significant changes. Staff's proposal, if adopted, may diminish Distribution Corporation's ability to capture future gas-fired generation load opportunities.1 It would not, however, affect existing contracts with generation customers.

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

           Effective October 1, 1997, Distribution Corporation commenced a PaPUC approved customer choice pilot program called Energy Select. Energy Select, which will last until April 1, 1999, allows approximately 19,000 small commercial and residential customers of Distribution Corporation in the greater Sharon, Pennsylvania area to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas. Distribution Corporation is not a supplier of gas in this pilot. Under Energy Select, Distribution Corporation will continue to deliver the gas to the customer's home or business and will remain responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. NFR is a participating supplier in Energy Select.

         On October 30, 1998, Distribution Corporation filed a System Wide Energy Select proposal with the PaPUC, requesting an effective date of December 29, 1998. This program proposes to expand the Energy Select pilot program described above to apply across Distribution Corporation's entire Pennsylvania service territory. The plan borrows many features of the Energy Select pilot, but several important changes are proposed. Most significantly, the new program would include Distribution Corporation as a choice for retail consumers, in furtherance of Distribution Corporation's objective to remain a merchant. Also departing from the pilot scheme, Distribution Corporation proposes to undertake its role as supplier of last resort, and will maintain customer contact by providing a billing service on its own behalf and, as an option, for participating suppliers. Finally, the System Wide Energy Select filing proposes a comprehensive solution for the appropriate disposition of upstream capacity requirements. If approved, the program would assure traditional levels of supply and operational reliability while providing an economic means for reduction of long-term capacity obligations. At this juncture, the Company is not able to predict the PaPUC's determination on the System Wide Energy Select proposal.

         A gas restructuring bill (Senate Bill No. 943) was introduced in the Pennsylvania General Assembly in 1997 proposing to amend the Public Utility Code to allow all retail customers, including residential, the ability to choose their own gas supplier. Senate Bill No. 943 has not yet been enacted into law. However, in December 1997, the Chairman of the PaPUC convened a collaborative of gas industry interests to develop a consensus bill using Senate Bill No. 943 as the starting point. As a member of the utility interest group, Distribution
Corporation is and will continue to be an active participant in the collaborative.1 The Company is not able to predict the outcome of the bill.

         Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the regulatory authorities having jurisdiction.

Pipeline and Storage
Supply Corporation currently does not have a rate case on file with the FERC. Its last case was settled with the FERC in February 1996. As part of that settlement, Supply Corporation agreed not to seek recovery of revenues related to certain terminated service from storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Supply Corporation has been successful in marketing and obtaining executed contracts for such terminated storage service (at discounted rates) and expects to continue obtaining executed contracts for additional terminated storage service as it arises.1

Other Matters

Environmental Matters
It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $12.4 million to $13.4 million.1 At September 30, 1998, Distribution Corporation has recorded the minimum liability of $12.4 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at September 30, 1998 includes related regulatory assets in the amount of approximately $12.4 million.

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of this report.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). For a discussion of SFAS 130 and SFAS 133 and their impact on the Company, see disclosure in Note A Summary of Significant Accounting Policies in Item 8 of this report.

Year 2000

Numerous information technology computer systems, software programs and semiconductors are not capable of recognizing dates after the Year 2000 because such systems use only two digits to refer to a particular year. Such systems may read dates in the Year 2000 and thereafter as if those dates represent the year 1900 or thereafter and in certain instances, such systems may fail to function properly.

State of Readiness
The Company anticipates that the majority of its systems will be Year 2000 ready by March 31, 1999, and that the remaining systems (i.e. primarily those for which implementation is being deferred until after the 1998-1999 heating season) will be Year 2000 ready by April 30, 1999.1 Following the completion of an early-impact analysis study, a formal project manager at the Company was designated to spearhead the Year 2000 remediation effort. The methodology adopted by the Company to address the Year 2000 issue is a combination of methods recommended by respected industry consultants and efforts tailored to meet the Company's specific needs. The Company's Year 2000 plan addresses five primary areas.

A. Mainframe  Corporate  Business  Applications  Developed and Maintained by the
Company: A detailed plan and impact analysis was conducted in 1996-1997 to determine the extent of Year 2000 implications on the Company's mainframe-based computer systems. The remediation and testing in this area are 98 percent complete and are expected to be fully completed by December 31, 1998.1

B. Personal Computer Business Applications Software Developed and Supported by the Company: The Company has retained a consulting firm to perform a detailed impact analysis of the personal computer business application systems supported by the Company's Information Services Department. The firm is in the process of correcting Year 2000 problems identified by its analysis. Certain applications identified by the consulting firm as potentially problematic have been retired and replaced with Year 2000 compliant applications. The required changes and testing for these applications are 90 percent complete and are expected to be finished by March 31, 1999.1

C. Vendor-Supplied Software, Hardware, and Services for Corporate Business Applications Supported by the Company: This category includes all mainframe infrastructure products as well as all PC client / server software and hardware. The Company has sent letters to its vendors asking if their products and services will continue to perform as expected after January 1, 2000. These vendors are responsible for approximately 200 products and services associated with corporate computer applications. The Company has received responses from all vendors which the Company believes supply critical hardware, software, date-sensitive embedded chips and related computer services. The Company expects to complete testing and implementation of the vendor-supplied Year 2000 compliant products and services by April 30, 1999.1

D. Vendor-Supplied Products and Services Used on a Corporate Wide Basis: This category includes the critical products and services that are used by multiple departments within the Company including all products containing embedded chips which might be date sensitive. The Company has sent letters to the primary vendors who provide these products and services to the Company, requesting Year 2000 compliance plans. The Company is monitoring their responses and incorporating them into the Company's overall Year 2000 project and contingency plans. The Company expects to complete testing and implementation of the products and services of these vendors by March 31, 1999 (reference is made to the "Risks" section below).1

E. User-Department Maintained Business Applications: The Company uses certain business software applications that were either built in-house or vendor-supplied and subsequently maintained by individual departments of the Company. The scope of such applications includes, but is not limited to, spreadsheets, databases, vendor provided products and services and embedded process controls. A corporate wide Year 2000 task force is in place and has established a process to identify and resolve Year 2000 problems in this area. This task force meets on a monthly basis to coordinate ongoing activities and report on the project status. Providers of critical products and services have been identified and the Company has sent letters requesting their Year 2000 compliance plans. Responses are being monitored and incorporated into the Year 2000 planning of the various departments. All applications and services under this category are expected to be Year 2000 ready by April 30, 1999.1

Cost
The cost of upgrading both vendor supplied and internally developed systems and services is being expensed as incurred. Management estimates that such cost will total approximately $2.2 million, of which approximately $1.3 million has been incurred to date and $0.9 million remains to be spent.1

Risks
The Company's main concern is to ensure the safe and reliable production and delivery of natural gas and Company-provided services to its customers. Based on the efforts discussed above, the Company expects to be able to operate its own facilities without interruption and continue normal operation in Year 2000 and beyond.1 However, the Company has no control over the systems and services used by third parties with whom it interfaces. While the Company has placed its major third parties on notice that the Company expects their products and services to perform as expected after January 1, 2000, the Company cannot predict with accuracy the actual adverse consequences to the Company that could result if such third parties are not Year 2000 compliant.1 The widespread failure of electric, telecommunication, and upstream gas supply could potentially affect gas service to utility customers, and the Company is pursuing contingency plans to avoid such disruptions.

         The majority of the devices which control the Company's physical delivery system are not susceptible to Year 2000 problems because they do not contain micro-processors. The Company has conducted an extensive review of its existing micro processors (embedded technology) and is replacing non-Year 2000 compliant hardware. The Company expects to complete these replacements by April 30, 1999.1

         Distribution Corporation is subject to regulatory review by both the PSC and the PaPUC. Both of these regulatory bodies have issued orders concerning the Year 2000 issue, and both have established dates in 1999 by which jurisdictional utilities must have taken the necessary steps to ensure that its critical systems are Year 2000 ready. In the event Distribution Corporation fails to meet the requirements of those orders, it may be subject to the imposition of fines or formal enforcement actions by the regulatory bodies.

Contingency Planning
The Company formed its Corporate Year 2000 task force in mid-1997. The primary function of this group is to: (1) raise awareness of the Year 2000 issue within the Company, (2) facilitate identification and remediation of Year 2000 potential problems within the Company, and (3) facilitate and develop corporate contingency plans. The group is comprised of middle to senior level managers and Company executives. The Company's main thrust at present in contingency planning is identification and prioritization of the potential risks posed by Year 2000 failures outside of the Company's control. All departments and subsidiaries have submitted lists of potential risks, which are now being prioritized, in relation to the overall corporation, in the order of human safety, reliability/delivery of Company services and administrative services. The Company has existing disaster/contingency plans to deal with operational gas supply or delivery problems, loss of the corporate data center, and loss of the corporate customer telephone centers. These plans are being reviewed to address failures resulting from Year 2000 problems created or occurring outside of the Company (i.e. loss of electricity, telephone service, etc.). The Company expects to have its Year 2000 contingency plans completed by mid-September 1999.1 The Company has selected this date as opposed to one in early 1999 so that the contingency plans are current and operational and that the Company will be able to use them immediately, if required.1

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of its capital spending and the regulated nature of a significant portion of its business.

Safe Harbor for Forward-Looking Statements
The Company is including the following cautionary statement in this combined Annual Report to Shareholders/Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

  1. Changes  in  economic   conditions,   demographic   patterns   and  weather
     conditions;

  2. Changes in the availability and/or price of natural gas and oil;

  3. Inability to obtain new customers or retain existing ones;

  4. Significant changes in competitive factors affecting the Company;

  5. Governmental/regulatory actions and initiatives, including those affecting financings, allowed rates of return, industry and rate structure, franchise renewal, and environmental/safety requirements;

  6. Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

  7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays;

  8. Occurrences   affecting  the   Company's   ability  to  obtain  funds  from
     operations, debt or equity to finance needed capital expenditures and other investments;

  9. Ability  to  successfully   identify  and  finance  oil  and  gas  property
     acquisitions and ability to operate existing and any subsequently acquired properties;

 10. Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

 11. Changes  in  the   availability   and/or  price  of  derivative   financial
     instruments;

 12. Inability of the various counterparties to meet their obligations with respect to the Company's financial instruments;

 13. Regarding foreign operations - changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions;

 14. Significant changes in tax rates or policies or in rates of inflation or interest;

 15. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur;

 16. Changes in accounting principles and/or the application of such principles to the Company; and/or

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


ITEM 7A  Quantitative and Qualitative Disclosure About Market Risk

Refer  to  the  "Market  Rate  Sensitive   Instruments"  section  in  Item  7  -
Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8  Financial Statements and Supplementary Data

Index to Financial Statements
-----------------------------
                                                                     Page
                                                                     ----
Financial Statements:

  Report of Independent Accountants                                   56

  Consolidated  Statements  of Income and Earnings  Reinvested
   in the Business, three years ended September 30, 1998              57

  Consolidated Balance Sheets at September 30, 1998 and 1997        58-59

  Consolidated Statement of Cash Flows, three years ended
   September 30, 1998                                                 60

  Notes to Consolidated Financial Statements                          61

  Financial Statement Schedules:
   For the three years ended September 30, 1998

     II-Valuation and Qualifying Accounts                             86

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Data
------------------

Supplementary data that is included in Note K - Quarterly Financial Data (unaudited) and Note M - Supplementary Information for Oil and Gas Producing Activities, appears under this Item, and reference is made thereto.

Report of Management
--------------------

Management is responsible for the preparation and integrity of the Company's financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgment.

         The Company maintains a system of internal accounting and administrative controls and an ongoing program of internal audits that management believes provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The Company's financial statements have been examined by our independent accountants, PricewaterhouseCoopers LLP, which also conducts a review of internal controls to the extent required by generally accepted auditing standards.

         The Audit Committee of the Board of Directors, composed solely of outside directors, meets with management, internal auditors and
PricewaterhouseCoopers LLP to review planned audit scope and results and to discuss other matters affecting internal accounting controls and financial reporting. The independent accountants have direct access to the Audit Committee and periodically meet with it without management representatives present.

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note A to the consolidated financial statements, the Company changed its method of depletion for oil and gas properties in 1998.




PricewaterhouseCoopers LLP

Buffalo, New York
October 27, 1998

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------

Year Ended September 30 (Thousands of
  Dollars, Except Per Common Share Amounts)     1998        1997         1996
                                                ----        ----         ----
Income
Operating Revenues                           $1,248,000  $1,265,812   $1,208,017
                                             ----------  ----------   ----------

Operating Expenses
   Purchased Gas                                441,746     528,610      477,357
   Fuel Used in Heat and Electric Generation     37,592       1,489          244
   Operation                                    294,221     260,839      282,551
   Maintenance                                   25,793      25,698       26,411
   Property, Franchise and Other Taxes           92,817     100,549       99,456
   Depreciation, Depletion and Amortization     118,880     111,650       98,231
   Impairment of Oil and Gas Producing
     Properties                                 128,996           -            -
   Income Taxes                                  24,024      68,674       66,321
                                             ----------  ----------   ----------
                                              1,164,069   1,097,509    1,050,571
                                             ----------  ----------   ----------
Operating Income                                 83,931     168,303      157,446
Other Income                                     35,870       3,196        3,869
                                             ----------  ----------   ----------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries     119,801     171,499      161,315
                                             ----------  ----------   ----------

Interest Charges
   Interest on Long-Term Debt                    53,154      42,131       40,872
   Other Interest                                32,130      14,680       15,772
                                             ----------  ----------   ----------
                                                 85,284      56,811       56,644
                                             ----------  ----------   ----------

Minority Interest in Foreign Subsidiaries        (2,213)          -            -
                                             ----------  ----------   ----------
Income Before Cumulative Effect                  32,304     114,688      104,671
Cumulative Effect of Change in
     Accounting for Depletion                    (9,116)          -            -
                                             ----------  ----------   ----------
 Net Income Available for Common Stock           23,188     114,688      104,671

Earnings Reinvested in the Business
Balance at Beginning of Year                    472,595     422,874      380,123
                                             ----------  ----------   ----------
                                                495,783     537,562      484,794

Dividends on Common Stock                        67,671      64,967       61,920
                                             ----------  ----------   ----------

Balance at End of Year                       $  428,112  $  472,595   $  422,874
                                             ==========  ==========   ==========

Basic Earnings Per Common Share:
  Income Before Cumulative Effect                 $0.85       $3.01        $2.78
  Cumulative Effect of Change in Accounting
    For Depletion                                 (0.24)          -            -
                                                  -----       -----        -----
  Net Income Available for Common Stock           $0.61       $3.01        $2.78
                                                  =====       =====        =====
Diluted Earnings Per Common Share:
  Income Before Cumulative Effect                 $0.84       $2.98        $2.77
  Cumulative Effect of Change in Accounting
    For Depletion                                 (0.24)          -            -
                                                  -----       -----        -----
  Net Income Available for Common Stock           $0.60       $2.98        $2.77
                                                  =====       =====        =====

Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                  38,316,397  38,083,514   37,613,305
                                             ==========  ==========   ==========
  Used in Diluted Calculation                38,703,526  38,440,018   37,825,453
                                             ==========  ==========   ==========

                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



At September 30 (Thousands of Dollars)                  1998            1997
                                                        ----            ----
Assets
Property, Plant and Equipment                        $3,186,853      $2,668,478
  Less - Accumulated Depreciation,
    Depletion and Amortization                          938,716         849,112
                                                     ----------      ----------
                                                      2,248,137       1,819,366
                                                     ----------      ----------
Current Assets
  Cash and Temporary Cash Investments                    30,437          14,039
  Receivables - Net                                      82,336         107,417
  Unbilled Utility Revenue                               15,403          20,433
  Gas Stored Underground                                 31,661          29,856
  Materials and Supplies - at average cost               24,609          19,115
  Unrecovered Purchased Gas Costs                         6,316               -
  Prepayments                                            19,755          17,807
                                                     ----------      ----------
                                                        210,517         208,667
                                                     ----------      ----------

Other Assets
  Recoverable Future Taxes                               88,303          91,011
  Unamortized Debt Expense                               22,295          23,394
  Other Regulatory Assets                                41,735          48,350
  Investment in Unconsolidated Foreign Subsidiary             -          18,887
  Deferred Charges                                        8,619          12,025
  Other                                                  64,853          45,631
                                                     ----------      ----------
                                                        225,805         239,298
                                                     ----------      ----------

                                                     $2,684,459      $2,267,331
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements

                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



At September 30 (Thousands of Dollars)                  1998            1997
                                                        ----            ----
Capitalization and Liabilities
Capitalization:
Common Stock Equity
  Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued and
    Outstanding - 38,468,795 Shares and 38,165,888
    Shares, Respectively                             $   38,469      $   38,166
  Paid In Capital                                       416,239         405,028
  Earnings Reinvested in the Business                   428,112         472,595
  Cumulative Translation Adjustment                       7,265          (2,085)
                                                     ----------      ----------
Total Common Stock Equity                               890,085         913,704
Long-Term Debt, Net of Current Portion                  692,669         581,640
                                                     ----------      ----------
Total Capitalization                                  1,582,754       1,495,344
                                                     ----------      ----------

Minority Interest in Foreign Subsidiaries                25,479               -
                                                     ----------      ----------

Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                    326,300          92,400
  Current Portion of Long-Term Debt                     216,929         103,359
  Accounts Payable                                       59,933          74,105
  Amounts Payable to Customers                            5,781          10,516
  Other Accruals and Current Liabilities                 80,480          83,793
                                                     ----------      ----------
                                                        689,423         364,173
                                                     ----------      ----------
Deferred Credits
  Accumulated Deferred Income Taxes                     258,222         288,555
  Taxes Refundable to Customers                          18,404          19,427
  Unamortized Investment Tax Credit                      11,372          12,041
  Other Deferred Credits                                 98,805          87,791
                                                     ----------      ----------
                                                        386,803         407,814
                                                     ----------      ----------
Commitments and Contingencies                                 -               -
                                                     ----------      ----------

                                                     $2,684,459      $2,267,331
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements


                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------



Year Ended September 30 (Thousands of Dollars)                 1998       1997       1996
                                                               ----       ----       ----
Operating Activities
  Net Income Available for Common Stock                      $ 23,188   $114,688   $104,671
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Cumulative Effect of a Change in Accounting
        for Depletion                                           9,116          -          -
      Impairment of Oil and Gas Producing Properties          128,996          -          -
      Depreciation, Depletion and Amortization                118,880    111,650     98,231
      Deferred Income Taxes                                   (26,237)     3,800      3,907
      Minority Interest in Foreign Subsidiaries                 2,213          -          -
      Other                                                    (6,378)     8,030      4,540
      Change in:
        Receivables and Unbilled Utility Revenue               45,200    (10,332)   (20,747)
        Gas Stored Underground and Materials and Supplies      (1,271)     7,300     (6,308)
        Unrecovered Purchased Gas Costs                        (6,316)         -          -
        Prepayments                                               829     10,065      1,881
        Accounts Payable                                      (24,975)     9,495     10,768
        Amounts Payable to Customers                           (4,735)     5,898    (46,383)
        Other Accruals and Current Liabilities                (15,481)     4,113     18,200
        Other Assets                                               36     (2,856)    (7,667)

        Other Liabilities                                       9,913     32,811      7,376
                                                             --------   --------   --------

Net Cash Provided by Operating Activities                     252,978    294,662    168,469
                                                             --------   --------   --------

Investing Activities
  Capital Expenditures                                       (393,233)  (214,001)  (171,567)
  Investment in Subsidiaries, Net of Cash Acquired           (111,966)   (21,075)         -
  Other                                                         2,130      1,429     (1,366)
                                                             --------  ---------   --------

Net Cash Used in Investing Activities                        (503,069)  (233,647)  (172,933)
                                                             --------  ---------   --------

Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                     229,387   (107,300)    52,100
  Net Proceeds from Issuance of Long-Term Debt                198,750     99,500     99,650
  Reduction of Long-Term Debt                                (103,867)    (1,310)   (88,500)
  Proceeds from Issuance of Common Stock                        7,853      7,074      8,956
  Dividends Paid on Common Stock                              (66,959)   (64,260)   (61,179)
  Dividends Paid to Minority Interest                            (253)         -          -
                                                             --------   --------   --------
Net Cash Provided by (Used in) Financing Activities           264,911    (66,296)    11,027
                                                             --------   --------   --------

Effect of Exchange Rates on Cash                                1,578          -          -
                                                             --------   --------   --------

Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                   16,398     (5,281)     6,563

Cash and Temporary Cash Investments at Beginning of Year       14,039     19,320     12,757
                                                             --------   --------   --------

Cash and Temporary Cash Investments at End of Year           $ 30,437   $ 14,039   $ 19,320
                                                             ========   ========   ========


                 See Notes to Consolidated Financial Statements




                            National Fuel Gas Company
                   Notes to Consolidated Financial Statements


Note A - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The equity method is used to account for the Company's investment in minority owned entities. All significant intercompany balances and transactions have been eliminated where appropriate.

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

         In the International segment, rates charged for the sale of thermal energy and electric energy at the retail level are subject to regulation and audit in the Czech Republic by the Czech Ministry of Finance. The regulation of electric energy rates at the retail level indirectly impacts the rates charged by the International segment for its electric energy sales at the wholesale level.

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

         Distribution  Corporation's rate settlements with the State of New York
Public Service Commission (PSC) include provisions for a sharing of earnings over a specified rate of return on equity. Estimated refund liabilities are recorded over the term of the settlements which reflect management's current estimate of such refunds. Reference is made to Note B - Regulatory Matters for further discussion.

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

         Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). All costs directly associated with property acquisition, exploration and development activities are capitalized, with the principal limitation that such capitalized amounts not exceed the present value of estimated future net revenues (discounted at 10%) from production of proved gas and oil reserves plus the lower of cost or market of unevaluated properties, net of related income tax effect (the full-cost ceiling). Future net revenues are estimated based on end-of-period prices adjusted for contracted price changes. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.

         Due to significant declines in oil prices in 1998, Seneca's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at March 31, 1998. Seneca was required to recognize an impairment of its oil and gas producing properties in the quarter ended March 31, 1998. This charge amounted to $129.0 million (pretax) and reduced net income for 1998 by $79.1 million ($2.06 per common share, basic; $2.04 per common share, diluted).

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization are computed by application of either the straight-line method or the units of production method, in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, based on quantities produced in relation to proved reserves (see discussion of change in method of depletion for oil and gas properties below). The costs of unevaluated oil and gas properties are excluded from this computation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. The provisions for depreciation, depletion and amortization, as a percentage of average depreciable property were 4.4% in 1998, 4.6% in 1997 and 4.4% in 1996.

Cumulative Effect of Change in Accounting
Effective October 1, 1997, Seneca changed its method of depletion for oil and gas properties from the gross revenue method to the units of production method.
The new method was adopted because it provides a better matching of oil and gas revenues and depletion expense and is the preferable method used by oil and gas producing companies. Seneca's recent acquisition activities have increased its scope of operations in relation to those of the Company. Consequently, the change in method was warranted. The units of production method has been applied retroactively to prior years to determine the cumulative effect through October
1, 1997. This cumulative effect reduced earnings for 1998 by $9.1 million, net of income tax. Depletion of oil and gas properties for 1998 has been computed under the units of production method. The effect of the change from the gross revenue method to the units of production method increased net income for 1998 by $1.4 million ($0.04 per common share, basic and diluted).

         Pro forma amounts for 1998, 1997 and 1996 shown below, assume the retroactive application of the new depletion method.

                                                    Year Ended
                                                   September 30
                                          ----------------------------------
                                            1998        1997         1996
                                            -----       ----         ----
   Net Income (Thousands):
    As reported                           $ 23,188    $114,688      $104,671
    Pro forma                             $ 32,304    $113,022      $102,655

   Earnings Per Common Share:
     Basic - As reported                     $0.61       $3.01         $2.78
     Basic - Pro forma                       $0.85       $2.97         $2.73
     Diluted - As reported                   $0.60       $2.98         $2.77
     Diluted - Pro forma                     $0.84       $2.94         $2.71

Gas Stored Underground - Current
Gas stored underground - current is carried at lower of cost or market, on a last-in, first-out (LIFO) method. Under present regulatory practice, the liquidation of a LIFO layer is reflected in future gas cost adjustment clauses.
Based upon the average price of spot market gas purchased in September 1998, including transportation costs, the current cost of replacing the inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $21.2 million at September 30, 1998.

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

Financial Instruments
Seneca and NFR utilize price swap agreements as well as exchange-traded futures and options, respectively, to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. Gains or losses from the price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. Gains or losses from exchange-traded futures and options are recorded in Other Deferred
Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income. Reference is made to Note F - Financial
Instruments for further discussion.

         In the International segment, PSZT has purchased a forward contract to hedge against the exchange rate risk associated with U.S. dollar denominated debt. Exchange rate gains or losses related to the U.S. dollar denominated debt are recorded in Other Income on the Consolidated Statement of Income on a monthly basis. Gains or losses related to the forward contract are recorded in Other Income on the Consolidated Statement of Income as an offset to the gains or losses recognized on the U.S. dollar denominated debt. Reference is made to Note F - Financial Instruments for further discussion.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Interest paid in 1998, 1997 and 1996 was $46.2 million, $52.4 million and $54.8 million, respectively. Income taxes paid in 1998, 1997 and 1996 were $64.5 million, $69.2 million and $60.8 million, respectively. In 1998, the Company received a $22.4 million refund of taxes and interest from the Internal Revenue Service stemming from the settlement of the primary issues of audits of years 1977 - 1994. In addition, the Company received
$2.2 million in tax refunds issued to SCT and PSZT by the Czech Ministry of Finance.

         Details of the SCT, PSZT and HarCor stock acquisitions during 1998 are as follows (dollars in millions):

                                               SCT    PSZT    HarCor   Total
                                               ---    ----    ------   -----

         Assets acquired                      $66.1  $141.8   $105.6   $313.5
         Liabilities assumed                  (22.3)  (77.3)   (73.0)  (172.6)
         Existing investment at acquisition   (18.9)     -        -     (18.9)
         Cash acquired at acquisition          (6.3)   (0.9)    (2.8)   (10.0)
                                              -----   -----   ------   ------
         Cash paid, net of cash acquired      $18.6   $63.6   $ 29.8   $112.0
                                              =====   =====   ======   ======

         Further discussion of these acquisitions can be found at Note J - Stock
Acquisitions.

         In 1997, Seneca entered into non-cash investing activities whereby it issued notes to third parties totaling $12.3 million in connection with the acquisition of timber properties.

Earnings Per Common Share
Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such additional shares are added to the denominator of the basic earnings per common share calculation in order to calculate diluted earnings per common share. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options. Such dilution was determined using the Treasury Stock Method as required by Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
In June 1998, the Financial  Accounting  Standards Board (FASB) issued SFAS 133,
"Accounting for Derivative  Instruments and Hedging Activities" (SFAS 133). SFAS
133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge),
(2) a hedge of the exposure to variable  cash flows of a forecasted  transaction
(a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

         Management has determined  that the price swap  agreements  utilized by
Seneca will qualify as cash flow hedges and that the exchange-traded futures and options utilized by NFR will qualify as fair value hedges upon implementation of
SFAS 133.  At  adoption,  these  hedges  will be  recorded  at fair value on the
Consolidated Balance Sheets as either an asset or liability.  In the case of the price  swap  agreements,  the  offset  to the asset or  liability  will be other comprehensive income, as discussed below. As for the exchange-traded futures and options,  the  offset  will be  recorded  as a  cumulative  effect  of change in
accounting   item  on  the   Consolidated   Statement   of  Income.   Since  the
exchange-traded  futures and options will have been designated as hedges of firm commitments,  the firm  commitments  will also be  recorded at fair value on the
Consolidated Balance Sheets as either an asset or liability.  The offset to this asset or liability  will be the  aforementioned  cumulative  effect of change in accounting item on the Consolidated Statement of Income.

         Management is continuing to evaluate other financial instruments and contracts which may have embedded derivatives that could be impacted by the adoption of SFAS 133. The Company plans to adopt SFAS 133 in the first quarter of fiscal 2000.

Comprehensive Income
In June 1997, the FASB issued SFAS 130, "Reporting  Comprehensive  Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income, as described in SFAS 130, includes Net Income Available for Common Stock as well as items under existing accounting standards that are reported as adjustments to stockholders' equity. Such adjustments to stockholders' equity currently include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of SFAS 133, certain unrealized gains or losses on derivative financial instruments will be included as a component of other comprehensive income in accordance with SFAS 130. The Company will adopt
SFAS 130 in the first quarter of 1999.

Note B  -  Regulatory Matters

Regulatory Assets and Liabilities
Distribution Corporation and Supply Corporation have incurred various costs and received various credits which have been reflected as regulatory assets and liabilities on the Company's Consolidated Balance Sheets. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with SFAS 71, "Accounting for the Effect of Certain Types of Regulation" (SFAS 71).
This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, regulated companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the rate setting process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. Distribution
Corporation and Supply Corporation have recorded the following regulatory assets and liabilities:

At September 30 (Thousands)                                 1998       1997
                                                            ----       ----

Regulatory Assets:
Recoverable Future Taxes (Note C)                         $ 88,303   $ 91,011
Unamortized Debt Expense (Note A)                           16,886     18,603
Pension and Post-Retirement Benefit Costs (Note G)          22,483     24,200
Gathering Plant                                              5,475      7,675
Environmental Clean-up (Note H)                             12,394      8,697
Other                                                        1,383      7,778
                                                          --------   --------
     Total Regulatory Assets                               146,924    157,964
                                                          --------   --------

Regulatory Liabilities:
Amounts Payable to Customers (Note A)                        5,781     10,516
New York Rate Settlement*                                   19,341     22,232
Taxes Refundable to Customers (Note C)                      18,404     19,427
Pension and Post-Retirement
  Benefit Costs* (Note G)                                   20,222     10,446
Other*                                                       1,741      1,538
                                                          --------   --------
     Total Regulatory Liabilities                           65,489     64,159
                                                          --------   --------

Net Regulatory Position                                   $ 81,435   $ 93,805
                                                          ========   ========

* Included in Other Deferred Credits on the Consolidated Balance Sheets.

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

New York Rate Settlement
As of September 30, 1998, Distribution Corporation's 1996 rate settlement with the PSC expired. As part of the 1996 rate settlement, earnings above a 12% return on equity (determined on a cumulative basis over the three years ended
September 30, 1998) are to be shared equally between shareholders and customers.
As a result of this sharing mechanism, Distribution Corporation has determined that the refund due customers as of September 30, 1998 is $10.7 million (of which $3.0 million will be passed back to customers in 1999 and thus is included as a current liability on the Consolidated Balance Sheet in Amounts Payable to Customers). An additional $3.0 million will be passed back to customers in 2000 with the remaining amount, if any, to be passed back to customers as determined by the PSC.

         In  addition,  as  part  of  the  1996  rate  settlement,  Distribution
Corporation was allowed to accumulate certain refunds from upstream pipeline companies and certain credits (referred to as the "refund pool") to offset certain specific expense items. This refund pool had a balance at September 30, 1998 of $6.0 million. Various other regulatory liabilities were also created through the rate settlement process and amounted to $5.6 million at September
30, 1998.

Note C - Income Taxes

The  components of federal and state income taxes  included in the  Consolidated
Statement of Income are as follows:

Year Ended September 30 (Thousands)                1998      1997      1996
                                                   ----      ----      ----

Operating Expenses:
  Current Income Taxes -
    Federal                                      $ 40,740  $ 57,807  $ 55,148
    State                                           6,635     7,067     7,266

  Deferred Income Taxes -
    Federal                                       (21,687)    2,895     2,160
    State                                          (5,997)      905     1,747

  Foreign Income Taxes                              4,333         -         -
                                                 --------  --------  --------

                                                   24,024    68,674    66,321

Other Income:
  Deferred Investment Tax Credit                     (665)     (665)     (665)
Minority Interest in Foreign Subsidiaries          (1,218)        -         -
Cumulative Effect of Change in Accounting
  for Depletion                                    (5,737)        -         -
                                                 --------  --------  --------

Total Income Taxes                               $ 16,404  $ 68,009  $ 65,656
                                                 ========  ========  ========

The U.S. and foreign components of income (loss) before income taxes are as follows:

Year Ended September 30 (Thousands)                1998      1997      1996
                                                   ----      ----      ----

U.S.                                             $ 31,127  $184,257  $170,424
Foreign                                             8,465    (1,560)      (97)
                                                 --------  --------  --------
                                                 $ 39,592  $182,697  $170,327
                                                 ========  ========  ========

         Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes.
The following is a reconciliation of this difference:

Year Ended September 30 (Thousands)              1998       1997       1996
                                                 ----       ----       ----

Net Income Available for Common Stock          $ 23,188   $114,688   $104,671
Income Tax Expense                               16,404     68,009     65,656
                                               --------   --------   --------
Income Before Income Taxes                       39,592    182,697    170,327
                                               --------   --------   --------

Income Tax Expense, Computed at Federal
  Statutory Rate of 35%                          13,857     63,944     59,614
Increase (Reduction) in Taxes Resulting from:
  State Income Taxes                                986      5,182      5,858
  Depreciation                                    2,186      2,560      2,499
  Property Retirements                           (1,609)    (1,320)    (1,083)
  Keyman Life Insurance                            (774)      (695)      (234)
  Prior Years Tax Adjustment                      2,846          -          -
  Miscellaneous                                  (1,088)    (1,662)      (998)
                                               --------   --------   --------

Total Income Taxes                             $ 16,404   $ 68,009   $ 65,656
                                               ========   ========   ========

         Significant components of the Company's deferred tax liabilities and assets were as follows:

At September 30 (Thousands)                        1998            1997
                                                   ----            ----
Deferred Tax Liabilities:
  Abandonments                                   $ 15,545        $ 14,241
  Accelerated Tax Depreciation                    132,138         190,913
  Exploration and Intangible Well
    Drilling Costs                                147,795         117,759
  Other                                            42,109          47,948
                                                 --------        --------
Total Deferred Tax Liabilities                    337,587         370,861
                                                 --------        --------

Deferred Tax Assets:
  Capitalized Overheads                           (22,484)        (19,406)
  Other                                           (56,881)        (62,900)
                                                 --------        --------
Total Deferred Tax Assets                         (79,365)        (82,306)
                                                 --------        --------

Total Net Deferred Income Taxes                  $258,222        $288,555
                                                 ========        ========

         Regulatory   liabilities   representing  the  reduction  of  previously
recorded  deferred income taxes associated with  rate-regulated  activities that are expected to be refundable  to customers  amounted to $18.4 million and $19.4 million at September 30, 1998 and 1997,  respectively.  Also, regulatory assets,
representing  future  amounts  collectible  from  customers,   corresponding  to
additional  deferred  income  taxes not  previously  recorded  because  of prior ratemaking  practices  amounted to $88.3  million and $91.0 million at September
30, 1998 and 1997, respectively.

         The primary issues related to Internal Revenue Service audits of the Company for the years 1977-1994 were settled during the current year. Net income for the year ended September 30, 1998 was increased approximately $5.0 million as a result of interest, net of tax and other adjustments, related to this settlement.


Note D - Capitalization

Summary of Changes in Common Stock Equity
                                                    Earnings
                                            Paid    Reinvested  Cumulative
(Thousands, Except        Common Stock       In       in the    Translation
                         ---------------
Per Share Amounts)       Shares   Amount   Capital   Business   Adjustment
------------------       ------   ------   -------   --------   ----------

Balance at
  September 30, 1995     37,434  $37,434  $383,031   $380,123       $     -
Net Income Available
  for Common Stock                                    104,671
Dividends Declared
  on Common Stock
  ($1.65 Per Share)                                   (61,920)
Common Stock Issued
  Under Stock and
  Benefit Plans             418      418    12,241
                         ------  -------  --------   --------       -------

Balance at
  September 30, 1996     37,852   37,852   395,272    422,874             -
Net Income Available
  for Common Stock                                    114,688
Dividends Declared
  on Common Stock
  ($1.71 Per Share)                                   (64,967)
Cumulative Translation
  Adjustment                                                         (2,085)
Common Stock Issued
  Under Stock and
  Benefit Plans             314      314     9,756
                         ------  -------  --------   --------       -------

Balance at
  September 30, 1997     38,166   38,166   405,028    472,595        (2,085)

Net Income Available
  for Common Stock                                     23,188
Dividends Declared on
  Common Stock
  ($1.77 Per Share)                                   (67,671)
Cumulative Translation
  Adjustment                                                          9,350
Common Stock Issued
  Under Stock and
  Benefit Plans             303      303    11,211
                         ------  -------  --------   --------       -------

Balance at
  September 30, 1998     38,469  $38,469  $416,239   $428,112*      $ 7,265
                         ======  =======  ========   ========       =======

* The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 1998, $353.7 million of accumulated earnings was free of such limitations.

Common Stock
The Company has various plans which allow shareholders, customers and employees to purchase shares of Company common stock. The Dividend Reinvestment and Stock
Purchase Plan allows shareholders to reinvest cash dividends and/or make cash investments in the Company's common stock. The Customer Stock Purchase Plan provides residential customers the opportunity to acquire shares of Company common stock without the payment of any brokerage commissions or service charges in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in Company common stock, in addition to a variety of other investment alternatives. At the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an agent.

         The Company also has a Director Stock Program under which it issues shares of Company common stock to its non-employee directors as partial consideration for their services as directors.

Shareholder Rights Plan
In 1996, the Company's Board of Directors adopted a shareholder rights plan and declared a dividend of one right (Right) for each share of common stock held by the shareholders of record on July 31, 1996. The Rights become exercisable ten days after actions that result or could result in the acquisition by a person or entity of 10% or more of the Company's voting stock. If the Rights become exercisable, each Company stockholder, except such an acquirer, will be able to exercise a Right and receive common stock (or, in certain cases, cash, property or other securities) of the Company, or common stock of the acquirer, having a market value equal to twice the Right's then current purchase price. If a Right were currently exercisable, it would entitle a Company stockholder, other than an acquirer, to purchase $130 worth of Company common stock (or the common stock of the acquirer) for $65.

         The Company is able to exchange the Rights at an exchange ratio of one share of common stock per Right. It is also able to redeem, in whole but not in part, the Rights at a price of $0.01 per Right anytime until ten days after an acquirer announces that it has acquired or has the right to acquire 10% or more of the Company's voting stock. In September 1998, the Directors voted to amend the shareholder rights plan to (i) remove provisions which would prevent newly elected directors from voting on certain questions including the redemption of Rights, (ii) allow such questions to be decided by a vote of three quarters of all the directors and (iii) extend the expiration date of the Rights by two years to July 31, 2008.

Stock Option and Stock Award Plans
The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees:
incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units or performance shares. Stock options under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant.

         The Company follows the disclosure provision of SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), but remains under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25,
"Accounting for Stock Issued to Employees," in accounting for its stock option and stock award plans. For the years ended September 30, 1998, 1997 and 1996, no compensation expense was recognized for options granted under these plans.
Compensation expense related to stock appreciation rights and restricted stock under these stock plans was $4.1 million, $8.1 million and $6.7 million for the years ended September 30, 1998, 1997 and 1996, respectively. Had compensation expense for stock options granted under the Company's stock option and stock award plans been determined based on fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

Year Ended September 30          1998            1997                1996
-------------------------------------------------------------------------------
Net Income (Thousands):
     As reported                 $23,188         $114,688            $104,671
     Pro forma                   $18,859         $110,506            $104,322

Earnings per Common Share:
     Basic - As reported         $0.61           $3.01               $2.78
     Basic - Pro forma           $0.49           $2.90               $2.77
     Diluted - As reported       $0.60           $2.98               $2.77
     Diluted - Pro forma         $0.49           $2.87               $2.76


         The above 1996 pro forma amount relates only to options granted since the beginning of 1996. Had SFAS 123 been effective prior to 1996, the fair value of options granted in 1995 but vesting in 1996 would have further reduced 1996 pro forma net income and earnings per share by $1.0 million and $0.03, respectively.

         Transactions involving option shares for all plans are summarized as follows:

                                           Number of
                                         Shares Subject     Weighted Average
                                           to Option         Exercise Price
-------------------------------------------------------------------------------

Outstanding at September 30, 1995          1,500,290             $27.13
Granted in 1996                              487,750             $34.44
Exercised in 1996*                          (195,321)            $22.72
Forfeited in 1996                            (19,468)            $27.90
-------------------------------------------------------------------------------
Outstanding at September 30, 1996          1,773,251             $29.62
Granted in 1997                              678,750             $39.61
Exercised in 1997*                          (274,655)            $25.80
Forfeited in 1997                             (3,000)            $36.81
-------------------------------------------------------------------------------
Outstanding at September 30, 1997          2,174,346             $33.21
Granted in 1998                              770,000             $44.44
Exercised in 1998*                          (205,200)            $27.41
Forfeited in 1998                             (3,250)            $41.63
-------------------------------------------------------------------------------
Outstanding at September 30, 1998          2,735,896             $36.80
-------------------------------------------------------------------------------
Option shares exercisable
  at September 30, 1998                    1,965,896             $33.80
Option shares available for future
  grant at September 30, 1998**              837,177
-------------------------------------------------------------------------------

 *   In connection with exercising these options,  44,580;  117,326;  and 77,679
     shares  were   surrendered   and  canceled  during  1998,  1997  and  1996,
     respectively.
**   Including shares available for restricted stock grants.

         The weighted average fair value per share of options granted in 1998, 1997 and 1996 was $7.91, $7.66 and $5.58, respectively. These weighted average fair values were estimated on the date of grant using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following weighted average assumptions:

Year Ended September 30                 1998          1997          1996
                                        ----          ----          ----

Quarterly Dividend Yield                0.98%         1.06%         1.22%
Annual Standard Deviation (Volatility) 16.48%        16.76%        15.62%
Risk Free Rate                          5.77%         6.58%         6.28%
Expected Term - in Years                5.5           5             5.5

         The following table summarizes information about options outstanding at September 30, 1998:



                     Options Outstanding                             Options Exercisable
--------------------------------------------------------------  -----------------------------
                   Number     Weighted Average    Weighted        Number
   Range of      Outstanding     Remaining         Average      Exercisable  Weighted Average
Exercise Prices  at 9/30/98   Contractual Life  Exercise Price  at 9/30/98    Exercise Price
---------------  ----------   ----------------  --------------  ----------    --------------
$18.00 - $25.19     217,720     3.22 years          $24.47         217,720        $24.47
$27.94 - $36.75   1,353,776     6.98 years          $33.03       1,353,776        $33.03
$41.63 - $44.88   1,164,400     9.02 years          $43.49         394,400        $41.63


         Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. The market value of restricted stock on the date of the award is being recorded as compensation expense over the periods during which the vesting restrictions exist. Certificates for shares of restricted stock awarded under the Company's stock options and stock award plans are held by the Company during the periods in which the restrictions on vesting are effective.

         The following table summarizes the awards of restricted stock over the past three years:

Year Ended September 30                   1998        1997        1996
------------------------------------------------------------------------------
Shares of Restricted Stock Awarded         7,609       6,300      8,000
Weighted Average Market Price of
  Stock on Award Date                    $44.875     $40.875     $36.81
------------------------------------------------------------------------------

         As of September 30, 1998, 110,655 shares of non-vested restricted stock were outstanding. Vesting restrictions will lapse as follows: 1999 - 20,916 shares; 2000 - 28,216 shares; 2001 - 30,523 shares; 2002 - 8,000 shares; 2003 -
8,000 shares; 2004 - 7,000 shares; 2005 - 6,000 shares; and 2006 - 2,000 shares.

Redeemable Preferred Stock
As of September 30, 1998, there were 10,000,000 shares of $1 par value Cumulative Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:
At September 30 (Thousands)                  1998        1997
                                             ----        ----

National Fuel Gas Company:
  Debentures:
    7-3/4% due February 2004               $125,000    $125,000

  Medium-Term Notes:
    6.42% due November 1997                       -      50,000
    6.08% due July 1998                           -      50,000
    5.58% due March 1999                    100,000     100,000
    7.25% due July 1999                      50,000      50,000
    6.60% due February 2000                  50,000      50,000
    7.395% due March 2023                    49,000      49,000
    8.48% due July 2024(1)                   50,000      50,000
    7.375% due June 2025                     50,000      50,000
    6.214% due August 2027(2)               100,000     100,000
    6.303% due May 2008                     200,000           -
                                           --------    --------
                                            774,000     674,000
                                           --------    --------

HarCor:
  14.875% Senior Secured Notes               62,571           -
                                           --------    --------

PSZT:
  8.04% U.S. Dollar Denominated
    Debt due
    March 2000 - December 2004(3)            50,596           -

  13% Debentures due December 1999            9,908           -
                                           --------    --------
                                             60,504           -
                                           --------    --------

SCT:
  14.72% Term Loan payable quarterly
    through June 2006(4)                      4,524           -
                                           --------    --------

Other Notes                                   7,999      10,999
                                           --------    --------

Total Long-Term Debt                        909,598     684,999
Less Current Portion                        216,929     103,359
                                           --------    --------
                                           $692,669    $581,640
                                           ========    ========

 (1) Callable by the Company beginning July 1999 at a redemption price of 106.36%. This price would be effective through July 2000 and would decline in subsequent years.

 (2) Putable by debt holders only on August 12, 2002, at par.

 (3) Interest  rate is six month LIBOR  (London  Interbank  Offered  Rates) plus
     2.2%.

 (4) Interest rate is six month PRIBOR (Prague Interbank Offered Rate) plus 1%.

         In May 1998, the Company issued $200.0 million of 6.303% medium-term notes due to mature in May 2008. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $198.8 million.

         The stock acquisitions of HarCor, PSZT and SCT and subsequent consolidation of these companies into the Company's consolidated financial statements accounts for the significant increase in long-term debt of Seneca and Horizon. These stock acquisitions are discussed further at Note J - Stock Acquisitions.

         The senior secured notes recorded by Seneca as a result of the HarCor acquisition have a book value of $53.6 million. In accordance with APB 16, "Business Combinations" (APB 16), the senior secured notes were adjusted to fair market value on the opening balance sheet to reflect an effective interest rate of 5.875% and the projected redemption of this debt in 1999. As such, the entire balance is included in Current Portion of Long-Term Debt on the Consolidated Balance Sheets at September 30, 1998.

         The aggregate principal amounts of long-term debt maturing for the next five years and thereafter are as follows: $216.9 million in 1999, $70.4 million in 2000, $12.4 million in 2001, $10.7 million in 2002, $10.8 million in 2003 and
$588.4 million thereafter.

         The Company's indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt basically is indebtedness maturing more than one year after the date of issuance. Because of the impairment of oil and gas properties recorded by the Company in March 1998, these covenants will restrict the Company's ability to issue additional funded debt, with certain exceptions, until at least the third quarter of fiscal 1999. This will not, however, limit the Company's issuance of funded debt to refund existing funded debt.

Note E - Short-Term Borrowings

The Company has SEC authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0 million of short-term debt at any time.

         The Company historically has borrowed short-term either through bank loans or the issuance of commercial paper. As for the former, the Company maintains uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. These lines are utilized primarily as a means of financing, on an interim basis, various working capital requirements, acquisitions and capital expenditures of the Company, including the Company's oil and gas exploration and development program and the purchase and storage of gas. Borrowings under these lines of credit are made at competitive market rates. These credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis.

         The Company could issue and have outstanding as much as $750.0 million of commercial paper at any time (or a lesser amount so that short-term borrowings from all sources do not exceed $750.0 million at any time), but is not likely to have more than $150.0 million in commercial paper outstanding because of the terms of the revolving credit arrangement discussed below.

         The Company has a 364-day committed revolving credit arrangement with five commercial banks, under which it may borrow as much as $150.0 million. This arrangement may be utilized for general corporate purposes, primarily to support the issuance of commercial paper. The Company pays a fee to maintain this arrangement, and may borrow through this arrangement under four interest rate options. If amounts are borrowed under this arrangement, the $750.0 million available for short-term borrowing by other means is correspondingly reduced. No borrowings were made under this arrangement during the fiscal year ended September 30, 1998.

         At September 30, 1998, the Company had outstanding notes payable to banks and commercial paper of $196.3 million and $130.0 million, respectively. At September 30, 1997, the Company had outstanding notes payable to banks and commercial paper of $32.4 million and $60.0 million, respectively.

         The weighted average interest rate on notes payable to banks was 5.67% and 6.12% at September 30, 1998 and 1997, respectively. The weighted average interest rate on commercial paper was 5.60% and 5.64% at September 30, 1998 and 1997, respectively.

Note F - Financial Instruments

Fair Values
The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

At September 30 (Thousands)
                                    1998       1998         1997       1997
                                  Carrying     Fair       Carrying     Fair
                                   Amount      Value       Amount      Value
                                  --------     -----      --------     -----

Long-Term Debt                    $909,598   $966,085     $684,999   $704,409
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

Investments
Other assets include cash surrender values of insurance contracts. The cash surrender values of these insurance contracts amounted to $40.1 million and $35.7 million at September 30, 1998 and 1997, respectively. The insurance contracts were established as an informal funding mechanism for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments
Seneca has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to its operating results. These agreements are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas and crude oil production.

         At September 30, 1998, Seneca had natural gas price swap agreements covering a notional amount of 21.8 Bcf extending through 2000 at a weighted average fixed rate of $2.34 per Mcf. Seneca also had crude oil price swap agreements covering a notional amount of 135,000 bbls extending through 1999 at a weighted average fixed rate of $19.86 per bbl. Seneca had unrecognized losses of approximately $1.0 million related to these price swap agreements which are offset by corresponding unrecognized gains from Seneca's anticipated natural gas and crude oil production over the terms of the price swap agreements.

         Seneca recognized net losses of $4.1 million, $21.5 million and $11.8 million related to price swap agreements during 1998, 1997 and 1996, respectively. As the price swap agreements have been designated as hedges, these losses were offset by corresponding gains from Seneca's natural gas and crude oil production.

         The Company is exposed to credit risk on the price swap agreements that Seneca has entered into. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, before entering into a price swap agreement with a new counterparty, management performs a credit check and prepares a report indicating the results of the credit investigation. This report must be approved by Seneca's board of directors after which a Master Swap Agreement is executed between Seneca and the counterparty. On an ongoing basis, periodic reports are prepared by management to monitor counterparty credit exposure. Considering the procedures in place, the Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.

         NFR utilizes exchange-traded futures and options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At September 30, 1998, NFR had natural gas futures contracts related to gas purchase and sale commitments covering 14.3 Bcf of gas on a net basis extending through 2000 at a weighted average contract price of $2.52 per Mcf. NFR also had sold natural gas options related to gas purchase and sale commitments covering 2.3 Bcf of gas on a net basis extending through 1999 at a weighted average strike price of $2.91 per Mcf. NFR had unrealized gains of approximately $0.5 million related to these futures contracts and options. Since these futures contracts and options qualify and have been designated as hedges, any gains or losses resulting from market price changes would be substantially offset by the related commodity transaction.

         NFR recognized net gains of $1.3 million, $1.7 million and $1.0 million related to futures contracts and options during 1998, 1997 and 1996, respectively. Since these futures contracts and options qualify and have been designated as hedges, these net gains were substantially offset by the related commodity transaction.

         PSZT purchased a $50.6 million U.S. dollar forward contract at an exchange rate of 31.54 Czech koruna per U.S. dollar in September 1998. The purpose of the forward contract is to hedge against the exchange rate risk associated with PSZT's U.S. dollar denominated debt (reference is made to Note D
- Capitalization). Since the functional currency of PSZT is the Czech koruna and this debt must be repaid in U.S. dollars, a change in exchange rates between the Czech koruna and the U.S. dollar may increase or decrease the amount of Czech koruna required to repay the debt, resulting in a corresponding gain or loss to be recognized in the Consolidated Statement of Income. At September 30, 1998, PSZT had a loss of $2.1 million related to this forward contract. This loss offset the gain on the U.S. dollar denominated debt from the date of purchase of the forward contract.

         The Company has SEC authority to enter into hedging transactions related to all or a portion of its existing or anticipated debt. The notional amounts of the hedging instruments may not exceed the amount of the Company's outstanding debt. No such hedging transactions were entered into during the year ended September 30, 1998 and none are currently outstanding.

Note G - Retirement Plan and Other Post-Retirement Benefits

Retirement Plan
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Plan) that covers substantially all domestic employees of the Company. The Plan uses years of service, age at retirement and earnings of employees to determine benefits.

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

         For financial reporting purposes, the regulated subsidiaries record the difference between the amounts of pension cost recoverable in rates and the amounts of pension cost determined by the actuary under SFAS 87, "Employers' Accounting for Pensions," as deferred pension assets. The amounts deferred are expected to be recovered in rates as contributions are made to the Plan. Pension cost reflects the amount recovered from customers in rates during the year. Under the PSC's policies, Distribution Corporation segregates the amount of pension cost collected in rates, but not yet contributed to the pension plan, into a regulatory liability account. This liability accrues interest at the PSC mandated interest rate and this interest cost is included in pension cost. For purposes of disclosure, the liability also remains in the disclosed pension liability amount because it has not yet been contributed.

         Reconciliations of the Benefit Obligation, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

Year Ended September 30 (Thousands)               1998        1997
                                                  ----        ----

Change in Benefit Obligation
Benefit Obligation at Beginning of Period       $462,377    $432,753
Service Cost                                      10,655       9,988
Interest Cost                                     35,485      33,532
Amendments                                             -       1,479
Actuarial Loss                                    52,446      10,336
Benefits Paid                                    (28,713)    (25,711)
                                                --------    --------
Benefit Obligation at End of Period             $532,250    $462,377
                                                --------    --------

Change in Plan Assets
Fair Value of Assets at Beginning of Period     $473,205    $431,828
Actual Return on Plan Assets                      59,415      65,790
Employer Contribution                              5,486       1,298
Benefits Paid                                    (28,713)    (25,711)
                                                --------    --------
Fair Value of Assets at End of Period           $509,393    $473,205
                                                --------    --------

Reconciliation of Funded Status
Funded Status                                   $(22,857)   $ 10,828
Unrecognized Net Actuarial Gain                  (12,659)    (38,687)
Unrecognized Transition Asset                    (18,580)    (22,296)
Unrecognized Prior Service Cost                   11,369      12,435
                                                --------    --------
Accrued Benefit Cost                            $(42,727)   $(37,720)
                                                --------    --------

Weighted Average Assumptions
  as of September 30                        1998        1997        1996
                                            ----        ----        ----
Discount Rate                               7.00%       7.75%       8.00%
Expected Return on Plan Assets              8.50%       8.50%       8.50%
Rate of Compensation Increase               5.00%       5.00%       5.00%

Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost     1998        1997       1996
                                            ----        ----       ----
Service Cost                              $ 10,655   $  9,988   $ 11,049
Interest Cost                               35,485     33,532     31,422
Expected Return on Plan Assets             (35,724)   (34,011)   (32,122)
Amortization of Prior Service Cost           1,065        991      1,001
Amortization of Transition Asset            (3,716)    (3,754)    (4,167)
Amortization of Loss                           981          -          -
Early Retirement Window                          -      1,904      6,986
Net Amortization and Deferral for
  Regulatory Purposes                        4,829       (374)    (2,320)
                                          --------   --------   --------
Net Periodic Benefit Cost                 $ 13,575   $  8,276   $ 11,849
                                          ========   ========   ========

         The Benefit Obligation was determined using an assumed discount rate as noted in the data above. The effect of the discount rate change in 1998 was to increase the Benefit Obligation by $45.0 million as of the end of the period. The effect of the discount rate change in 1997 was to increase the Benefit Obligation as of the beginning of the period by $12.8 million.

         The mortality assumption for healthy lives was changed from the 1983 Group Annuity Mortality Tables to the 1994 Group Annuity Mortality Tables. This change had the effect of increasing the Benefit Obligation as of the beginning of the period by $9.8 million.

         As described in Note B - Regulatory Matters, subheading "New York Rate Settlement," Distribution Corporation was allowed a refund pool to offset certain specific expense items. Of the amount utilized in 1998, $6.6 million was recorded as pension cost and is included in Net Amortization and Deferral for Regulatory Purposes in the table above.

         In June 1997, the Company completed an early retirement offer for the Pennsylvania operating union employees of Distribution Corporation and Supply Corporation. As a result, the Company recorded expense of $1.9 million ($1.2 million after tax) related to special termination benefits, which is included in 1997 pension cost.

         In 1996, the Company had an early retirement offer for certain salaried, non-union hourly and New York union employees of Distribution Corporation and Supply Corporation. The Company recorded related expense in 1996 of $8.2 million ($5.2 million after tax), comprised of special termination benefits and severance pay. The special termination benefits portion of the expense of $7.0 million is included in 1996 pension cost.

         On October 26, 1998, the Company announced an early retirement offer to certain salaried, non-union hourly and union employees of Distribution Corporation and Supply Corporation who have completed at least five years of service and have attained at least 55 years of age on or before December 1, 1998. Approximately 280 employees are eligible for the early retirement offer. The offer must be accepted by an eligible employee by November 30, 1998 and will become effective December 1, 1998. The Company anticipates that approximately 40% of those eligible will accept the offer. Management's estimate of the pretax expense associated with this early retirement offer related to special termination benefits is approximately $5.0 million to $5.7 million. A charge to earnings will be reflected in the Company's first quarter of 1999 financial results after the number of employees accepting the offer is known.

Other Post-Retirement Benefits
In addition to providing retirement plan benefits, the Company provides health care and life insurance benefits for substantially all domestic retired employees under a post-retirement benefit plan (Post-Retirement Plan).

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

         Reconciliations of the Benefit Obligation, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

Year Ended September 30 (Thousands)               1998        1997
                                                  ----        ----

Change in Benefit Obligation
Benefit Obligation at Beginning of Period      $ 218,370   $ 212,047
Service Cost                                       4,022       4,056
Interest Cost                                     17,122      16,594
Plan Participants' Contributions                     867         417
Actuarial (Gain) Loss                             27,014      (6,653)
Benefits Paid                                    (10,412)     (8,091)
                                               ---------   ---------
Benefit Obligation at End of Period            $ 256,983   $ 218,370
                                               ---------   ---------

Change in Plan Assets
Fair Value of Assets at Beginning of Period    $  98,639   $  73,059
Actual Return on Plan Assets                      14,602      13,618
Employer Contribution                             19,174      19,636
Plan Participants' Contributions                     867         417
Benefits Paid                                    (10,412)     (8,091)
                                               ---------   ---------
Fair Value of Assets at End of Period          $ 122,870   $  98,639
                                               ---------   ---------

Reconciliation of Funded Status
Funded Status                                  $(134,113)  $(119,731)
Unrecognized Net Actuarial Loss                   19,660         505
Unrecognized Transition Obligation               106,907     114,034
                                               ---------   ---------
Accrued Benefit Cost                           $  (7,546)  $  (5,192)
                                               ---------   ---------

Weighted Average Assumptions
  as of September 30                        1998        1997       1996
                                            ----        ----       ----
Discount Rate                               7.00%       7.75%      8.00%
Expected Return on Plan Assets              8.50%       8.50%      8.50%
Rate of Compensation Increase               5.00%       5.00%      5.00%

Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost     1998        1997       1996
                                            ----        ----       ----
Service Cost                              $  4,022   $  4,056   $  3,926
Interest Cost                               17,122     16,594     14,391
Expected Return on Plan Assets              (8,099)    (6,014)    (4,306)
Amortization of Transition Obligation        7,127      7,768      7,862
Amortization of Loss                           683          -          -
Net Amortization and Deferral for
  Regulatory Purposes                          915     (1,257)      (798)
                                          --------   --------   --------
Net Periodic Benefit Cost                 $ 21,770   $ 21,147   $ 21,075
                                          ========   ========   ========


         The Benefit Obligation was determined using an assumed discount rate as noted in the data above. The effect of the discount rate change in 1998 was to increase the Benefit Obligation by $25.3 million. The effect of the discount rate change in 1997 was to increase the Benefit Obligation as of the beginning of the period by $7.0 million.

         The mortality assumption for healthy lives was changed from the 1983 Group Annuity Mortality Tables to the 1994 Group Annuity Mortality Tables. This change had the effect of increasing the Benefit Obligation as of the beginning of the period by $7.4 million.

         The annual rate of increase in the per capita cost of covered medical care benefits was assumed to be 11% for 1996, 10% for 1997 and 9% for 1998; this rate was assumed to decrease gradually to 5.5% by the year 2003 and remain at that level thereafter. The annual rate of increase for medical care benefits provided by Healthcare Maintenance Organizations was assumed to be 7.5% in 1998 and gradually decline to 5.5% by the year 2002 and remain level thereafter. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 10% for 1996, 8.5% for 1997 and 9% for 1998. This rate was assumed to decrease gradually to 5.5% by the year 2003 and remain level thereafter. The annual rate increase in the per capita Medicare Part B Reimbursement was assumed to be 12% for 1996, 3.1% for 1997 and 9% for 1998. This rate was assumed to decrease gradually to 5.5% by the year 2003 and remain level thereafter.

         The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the Benefit Obligation as of October 1, 1998, would be increased by $39.9 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1998 by $2.8 million. If the health care cost trend rates were decreased by 1% in each year, the Benefit Obligation as of October 1, 1998, would be decreased by $34.7 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1998 by $3.1 million.

Note H - Commitments and Contingencies

Leases
System companies have entered into lease agreements, principally for the use of office space, business machines, transportation equipment and meters. The Company's policy is to treat all leases as operating leases for both accounting and ratemaking purposes. While certain of these leases are capital leases, had they been capitalized, the effect on results of operations and financial position would not be material. Total lease expense approximated $14.0 million in 1998, $16.0 million in 1997 and $16.9 million in 1996. At September 30, 1998, the future minimum payments under the Company's lease agreements for the next five years are: $11.3 million in 1999, $9.3 million in 2000, $7.6 million in 2001, $5.7 million in 2002 and $4.5 million in 2003. The aggregate future minimum lease payments attributable to later years is $15.7 million.


Environmental Matters
It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated its clean-up costs related to the sites described below in (i) and (ii) will be in the range of $12.4 million to $13.4 million. At September 30, 1998, Distribution Corporation has recorded the minimum liability of $12.4 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at September 30, 1998 includes related regulatory assets in the amount of approximately $12.4 million.

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         (i)  Former Manufactured Gas Plant Sites

         Distribution Corporation has incurred and is incurring clean-up costs at five former manufactured gas plant sites in New York and Pennsylvania. Two of these sites are at the remediation stage, two at the investigation stage, and one has completed the investigation stage with remediation being designed. Distribution Corporation has been designated by the New York Department of Environmental Conservation (DEC) as a potentially responsible party (PRP) with respect to one of these sites in New York, and is also engaged in litigation with the DEC and the party who bought that site from Distribution Corporation's predecessor.

         Distribution Corporation also received in 1998 a notice that the DEC believes Distribution Corporation is responsible for contamination discovered at an additional former manufactured gas plant site in New York (without naming Distribution Corporation as a PRP). Distribution Corporation responded that other companies operated that site before Distribution Corporation's predecessor did, that liability could be imposed upon Distribution Corporation only if hazardous substances were disposed of at the site during a period when the site was operated by Distribution Corporation's predecessor, and that Distribution Corporation was unaware of any such disposal. Distribution Corporation has not incurred any clean-up costs at this site nor has it been able to reasonably estimate the probability or extent of potential liability.

         (ii)  Third Party Waste Disposal Sites

         Distribution Corporation and Supply Corporation are each currently identified by the DEC or the federal Environmental Protection Agency as one of a number of companies considered to be PRPs with respect to certain waste disposal sites in New York which were operated by unrelated third parties. The PRPs are alleged to have contributed to the materials that may have been collected at such waste disposal sites by the site operators. The ultimate cost to Distribution Corporation or Supply Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of site contamination, the number of additional PRPs at each site and the portion, if any, attributed to Distribution Corporation or Supply Corporation. Distribution Corporation is a PRP at two waste disposal sites, one of which is in remediation and the other has completed the investigation stage with remediation being designed to begin in fiscal 1999. Supply Corporation is a PRP at one waste disposal site, which is at the investigation stage, and has estimated its exposure at less than $0.1 million for that site.

         Without being named a PRP, Distribution Corporation has also signed a consent decree (court approval pending) by which it would share the costs of remediating another waste disposal site in New York.

         Distribution Corporation also understands that PRPs at another site have obtained records from the operator (a waste oil collector) indicating that the site received used oil from Distribution Corporation (among others). A contribution claim will likely be asserted against Distribution Corporation, which has not incurred any clean-up costs at this site nor been able to reasonably estimate the probability or extent of potential liability.

         (iii) Clean Air Standards

         The Company, in its international operations in the Czech Republic, is in the process of reconstructing boilers at the heating plant of PSZT to comply with certain clean air standards mandated by the Czech Republic government. Capital expenditures related to this reconstruction incurred by PSZT in 1998 (since its acquisition by Horizon through September 30, 1998) were approximately $12 million. Approximately $33 million is budgeted for this reconstruction work in 1999.

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

Note I - Business Segment Information

The Company's operations are comprised of five business segments: Utility, Pipeline and Storage, Exploration and Production, International and Other Nonregulated.

         The Utility segment is regulated by the PSC and the PaPUC and its operations are carried out by Distribution Corporation. Distribution Corporation sells and transports gas to retail customers located in western New York and northwestern Pennsylvania. It also provides off-system sales to customers located in regions through which the upstream pipelines serving Distribution Corporation pass (i.e., from the southwestern to northeastern regions of the United States).

         The Pipeline and Storage segment is regulated by the FERC and its operations are carried out by Supply Corporation and SIP. Supply Corporation transports and stores natural gas for utilities and pipeline companies in the northeastern United States markets. In 1998, 1997 and 1996, 51%, 52% and 51%, respectively, of Supply Corporation's revenue was from affiliated companies, mainly Distribution Corporation. SIP has a one-third general partnership interest in Independence Pipeline Company.

         The Exploration and Production segment's operations are carried out by Seneca. Seneca is engaged in exploration for, and development and purchase of, oil and natural gas reserves in the Gulf Coast areas of Texas, Louisiana, and Alabama, and in California, Wyoming, and the Appalachian region of the United States. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells.

         The International segment's operations are carried out by Horizon. Horizon is engaged in the investigation and development of international energy projects. Horizon's primary focus currently is in the Czech Republic where it owns a majority interest in SCT and PSZT, which have district heating and power generation operations.

         The Other Nonregulated segment consists primarily of the Company's timber, sawmill and dry kiln operations (carried out by the northeast division of Seneca and by Highland) and energy marketing operations (carried out by NFR and Upstate).

         The data presented in the tables below reflect the Company's business segments for the three years ended September 30, 1998. Total operating revenues by segment include both revenues from nonaffiliated customers and intersegment revenues. Operating income is total operating revenues less operating expenses, not including income taxes. The elimination of significant intercompany balances and transactions, if appropriate, is made in order to reconcile segment information with consolidated amounts. Identifiable assets of a segment are those assets that are used in the operations of that segment. Corporate assets are principally cash and temporary cash investments, receivables, deferred charges and cash surrender values of insurance contracts.

Year Ended September 30 (Thousands)       1998          1997          1996
                                          ----          ----          ----
Operating Revenues
  Utility                              $  871,180    $  991,366    $  954,326
  Pipeline and Storage                    170,983       172,694       176,553
  Exploration and Production              124,272       119,260       114,462
  International                            76,259         1,910           286
  Other Nonregulated                      106,527        82,005        68,644
  Intersegment Revenues(1)               (101,221)     (101,423)     (106,254)
                                       ----------    ----------    ----------
                                       $1,248,000    $1,265,812    $1,208,017
                                       ==========    ==========    ==========

Operating Income (Loss) Before
  Income Taxes
  Utility                                $124,482      $123,856      $115,257
  Pipeline and Storage                     71,510        73,523        72,914
  Exploration and Production(2)(3)        (93,266)       42,694        46,408
  International                             2,136        (2,987)      (14,281)
  Other Nonregulated                        5,347         2,244         5,700
  Corporate                                (2,254)       (2,353)       (2,231)
                                         --------      --------      --------
                                         $107,955      $236,977      $223,767
                                         ========      ========      ========

Depreciation, Depletion and Amortization
  Utility                                $ 33,459      $ 32,972      $ 31,491
  Pipeline and Storage                     21,816        21,459        19,942
  Exploration and Production(3)            50,937        51,117        46,042
  International                             7,309           107             -
  Other Nonregulated                        5,357         5,992           752
  Corporate                                     2             3             4
                                         --------       -------      --------
                                         $118,880      $111,650      $ 98,231
                                         ========      ========      ========
Capital Expenditures
  Utility                                $ 50,680      $ 66,908      $ 63,730
  Pipeline and Storage                     23,692        22,562        22,260
  Exploration and Production(4)           293,870       120,282        83,554
  International(4)                         14,778           292           133
  Other Nonregulated(5)                    10,213        16,266         3,056
  Intersegment Elimination                      -             -        (1,166)
                                         --------      --------      --------
                                         $393,233      $226,310      $171,567
                                         ========      ========      ========
Identifiable Assets
At September 30 (Thousands)
  Utility                              $1,161,046    $1,163,702    $1,154,364
  Pipeline and Storage                    513,346       510,109       515,569
  Exploration and Production              661,742       466,208       396,077
  International                           239,763        23,987         3,370
  Other Nonregulated                       62,228        51,200        35,585
  Corporate                                46,334        52,125        44,807
                                       ----------    ----------    ----------
                                       $2,684,459    $2,267,331    $2,149,772
                                       ==========    ==========    ==========

(1) Represents primarily Pipeline and Storage revenue from the Utility segment.
(2) 1998 includes impairment of oil and gas producing properties of $129.0 million. Refer to Note A - Summary of Significant Accounting Policies for further discussion.
(3) In 1998, Seneca changed its method of depletion for oil and gas producing properties from the gross revenue method to the units of production method. The effect of this change was to reduce 1998 depletion expense and to reduce the operating loss before income taxes of the Exploration and Production segment by $2.3 million. See further discussion in Note A - Summary of Significant Accounting Policies.
(4) 1998 amounts exclude stock acquisitions. Refer to Note J - Stock Acquisitions for further discussion.
(5) 1997 amount includes noncash acquisition of $12.3 million in exchange for long-term debt obligations.

Note J - Stock Acquisitions

Exploration and Production
In May 1998, Seneca West Corporation (Seneca West), a wholly-owned subsidiary of Seneca, completed a tender offer (an offer of $2.00 per share) for the outstanding shares of HarCor. The tender offer was commenced pursuant to the terms of an Agreement and Plan of Merger among HarCor, Seneca and Seneca West which provided for the merger of Seneca West with and into HarCor following the successful consummation of the tender offer. Approximately 95% of the outstanding shares of HarCor common stock were tendered in accordance with the tender offer. Accordingly, Seneca West was merged with and into HarCor and the common stock that was not purchased pursuant to the tender offer was converted in the merger into the right to receive $2.00 per share. The cost of the tender offer and subsequent conversion of the remaining shares of HarCor was approximately $32.6 million.

         The acquisition of HarCor was accounted for in accordance with the purchase method as specified by APB 16. HarCor's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the tender offer in May 1998. See Note D - Capitalization for discussion of HarCor's senior secured debt.

International
During the year, Horizon, through a wholly-owned subsidiary, increased its ownership interest in SCT from 36.8% at September 30, 1997 to 82.7% at September 30, 1998. The cost of acquiring these additional shares was approximately $24.9 million. Also in 1998, Horizon invested in PSZT, and owned an 86.2% interest at September 30, 1998. The cost of acquiring the shares of PSZT was approximately $64.5 million. PSZT is a wholesale power and district heating company that adjoins the service territory of SCT in the northern Bohemia region of the Czech Republic.

         The acquisitions of SCT and PSZT have been accounted for in accordance with the purchase method as specified by APB 16. The acquisitions resulted in approximately $10.6 million of goodwill, which is being amortized over a twenty-year period. This goodwill ($10.1 million at September 30, 1998) is recorded in Other Assets in the Company's Consolidated Balance Sheet. See Note D Capitalization for discussion of the debt of SCT and PSZT.

Note K - Quarterly Financial Data (unaudited)

In the opinion of management, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Per common share amounts are calculated using the weighted average number of shares outstanding during each quarter. The total of all quarters may differ from the per common share amounts shown on the Consolidated Statement of Income, which is based on the weighted average number of shares outstanding for the entire fiscal year. Because of the seasonal nature of the Company's heating business, there are substantial variations in operations reported on a quarterly basis.

         Financial data for the quarter ended December 31, 1997 reflects the accounting change in depletion methods for Seneca's oil and gas assets, which had a negative after tax $9.1 million, or $0.24 per share (basic and diluted) non-cash cumulative effect through October 1, 1997. See further discussion of this accounting change in Note A - Summary of Significant Accounting Policies.

         Financial data for the quarter ended March 31, 1998 reflects an impairment of Seneca's oil and gas producing properties. The after tax amount of this impairment charge was $79.1 million, or $2.07 per share (basic). See further discussion of this impairment in Note A - Summary of Significant Accounting Policies.

         Financial data for the quarter ended March 31, 1998 also reflects an after tax income amount of $5.0 million, or $0.13 per share (basic) from the settlement of the primary issues relating to IRS audits of years 1977 - 1994. Diluted per share amounts for the quarter ended March 31, 1998 are not applicable due to the antidilution effect on the loss for the quarter.

                                                             Net
                                            Income (Loss)   Income
                                  Income     Per Common     (Loss)
                                  (Loss)    Share Before   Available    Earnings
                      Operating   Before     Cumulative       for      (Loss) Per
Quarter    Operating   Income   Cumulative     Effect       Common     Common Share
                                            --------------            --------------
 Ended     Revenues    (Loss)     Effect    Basic  Diluted   Stock    Basic  Diluted
 -----     --------    ------     ------    -----  -------   -----    -----  -------

1998   (Thousands, except per common share amounts)
------------------------------------------------------------------------------------
12/31/97    $371,021  $ 52,280   $ 37,534  $ 0.98  $0.97    $ 28,418  $ 0.74  $0.73
 3/31/98    $462,648  $(16,228)  $(21,262) $(0.56)  N/A     $(21,262) $(0.56)  N/A
 6/30/98    $242,447  $ 33,726   $ 19,107  $ 0.50  $0.49    $ 19,107  $ 0.50  $0.49
 9/30/98    $171,884  $ 14,153   $ (3,075) $(0.08)  N/A     $ (3,075) $(0.08)  N/A

1997   (Thousands, except per common share amounts)
------------------------------------------------------------------------------------

12/31/96    $363,492  $ 52,153   $ 38,590  $ 1.02  $1.01    $ 38,590  $ 1.02  $1.01
 3/31/97    $498,704  $ 70,812   $ 57,109  $ 1.50  $1.48    $ 57,109  $ 1.50  $1.48
 6/30/97    $246,051  $ 31,283   $ 18,905  $ 0.50  $0.49    $ 18,905  $ 0.50  $0.49
 9/30/97    $157,565  $ 14,055   $     84  $    -  $   -    $     84  $    -  $   -


N/A - Not applicable due to antidilution.

Note L - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 1998, there were 23,743 holders of National Fuel Gas Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 1998 and 1997, are shown below:


                                         Price Range           Dividends
Quarter Ended                          High       Low          Declared
-------------                          ----       ---          --------

    1998

  12/31/97                            $48-15/16  $42-11/16       $.435
   3/31/98                            $48-13/16  $45-3/8         $.435
   6/30/98                            $49-1/8    $39-5/8         $.450
   9/30/98                            $47        $39-13/16       $.450

    1997

  12/31/96                            $44-1/8    $36-5/8         $.420
   3/31/97                            $44-7/8    $39-3/8         $.420
   6/30/97                            $44-1/8    $40-5/8         $.435
   9/30/97                            $45-7/16   $40-1/8         $.435


Note M - Supplementary Information for Oil and Gas Producing Activities

The following supplementary information is presented in accordance with SFAS 69, "Disclosures about Oil and Gas Producing Activities," and related SEC accounting rules.

Capitalized Costs Relating to Oil and Gas Producing Activities

At September 30 (Thousands)                          1998           1997
                                                     ----           ----

Proved Properties                                  $739,684       $658,327
Unproved Properties                                 141,873         64,597
                                                   --------       --------
                                                    881,557        722,924

Less - Accumulated Depreciation, Depletion
  and Amortization                                  261,236        284,429
                                                   --------       --------

                                                   $620,321       $438,495
                                                   ========       ========

         Costs related to unproved properties are excluded from amortization as they represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. Following is a summary of such costs excluded from amortization at September 30, 1998:

                           Total                 Year Costs Incurred
                                           --------------------------------
(Thousands)        at September 30, 1998   1998     1997     1996     Prior
                   ---------------------   ----     ----     ----     -----

Acquisition Costs        $123,632       $ 92,864   $7,114  $12,930   $10,724
Exploration Costs          18,241         18,241        -        -         -
                         --------       --------   ------  -------   -------
                         $141,873       $111,105   $7,114  $12,930   $10,724
                         ========       ========   ======  =======   =======

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Year Ended September 30 (Thousands)              1998       1997       1996
                                                 ----       ----       ----

Property Acquisition Costs:*
  Proved                                       $189,201   $  4,154    $ 4,632
  Unproved                                       88,369     23,120     12,879
Exploration Costs                                74,421     76,703     33,191
Development Costs                                23,887     15,583     32,747
Other                                                 -          -        230
                                               --------   --------    -------
                                               $375,878   $119,560    $83,679
                                               ========   ========    =======

* Total proved and unproved property acquisition costs of $277.6 million include amounts related to the HarCor, Bakersfield Energy and Whittier Trust properties acquired in 1998 of $87.0 million, $25.3 million and $141.1 million, respectively.

Results of Operations for Producing Activities

Year Ended September 30 (Thousands)              1998       1997        1996
                                                 ----       ----        ----

Operating Revenues:
  Natural Gas (includes revenues from sales
    to affiliates of $11,065, $10,682 and
    $11,872, respectively)                     $ 89,284   $100,411    $ 91,018
  Oil, Condensate and Other Liquids              31,770     39,237      33,978
                                               --------   --------    --------

Total Operating Revenues*                       121,054    139,648     124,996

Production/Lifting Costs                         23,622     17,335      15,196

Depreciation, Depletion and Amortization
  ($0.96 per Mcfe of production,
  $0.36 and $0.36 per dollar of
  operating revenues, respectively)**            50,221     50,687      45,502

Impairment of Oil and Gas Producing
  Properties***                                 128,996          -           -

Income Tax (Benefit) Expense                    (28,949)    24,699      22,069
                                               --------   --------    --------

Results of Operations for Producing
  Activities (excluding corporate overheads
  and interest charges)                        $(52,836)  $ 46,927    $ 42,229
                                               ========   ========    ========

  * Exclusive of hedging gains and losses. See further discussion in Note F - Financial Instruments.

 ** In 1998, Seneca changed its method of depletion for oil and gas producing properties from the gross revenue method to the units of production method. See further discussion in Note A - Summary of Significant Accounting Policies.

*** See discussion of impairment in Note A - Summary of Significant Accounting Policies.

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

                                      Gas                        Oil
Year Ended                            MMcf                       Mbbl
                             ----------------------      ---------------------
September 30                 1998     1997     1996      1998    1997    1996
                             ----     ----     ----      ----    ----    ----

Proved Developed and
Undeveloped Reserves:

  Beginning of Year         232,449  207,082  221,459   17,981  25,749  22,865

    Extensions and
      Discoveries            40,293   47,951   29,161      640     359   5,701

    Revisions of
      Previous Estimates    (18,623)  20,820   (3,442)  (4,191) (6,224) (1,173)

    Production              (36,474) (38,586) (38,767)  (2,614) (1,902) (1,742)

    Sales of Minerals in
      Place                       -   (5,464)  (1,532)       -      (1)    (27)
    Purchases of Minerals
      in Place and Other    107,420      646      203   54,775       -     125
                            -------  -------  -------   ------  ------  ------

  End of Year               325,065  232,449  207,082   66,591  17,981  25,749
                            =======  =======  =======   ======  ======  ======

Proved Developed Reserves:

  Beginning of Year         194,454  163,537  162,504   11,354  14,043  14,937
                            =======  =======  =======   ======  ======  ======

  End of Year               230,508  194,454  163,537   48,081  11,354  14,043
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

Year Ended September 30 (Thousands)            1998        1997        1996
                                               ----        ----        ----

Future Cash Inflows                         $1,547,216  $1,072,375  $1,003,280
Less:
  Future Production and Development Costs 574,637 252,205 294,778 Future Income Tax Expense at
    Applicable Statutory Rate                  245,120     257,172     221,956
                                            ----------  ----------  ----------
Future Net Cash Flows                          727,459     562,998     486,546
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                       260,688     179,798     157,302
                                            ----------  ----------  ----------
Standardized Measure of Discounted Future
    Net Cash Flows                          $  466,771  $  383,200  $  329,244
                                            ==========  ==========  ==========

         The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

Year Ended September 30 (Thousands)              1998       1997       1996
                                                 ----       ----       ----

Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year          $383,200   $329,244   $245,268
    Sales, Net of Production Costs              (97,432)  (122,313)  (109,801)
    Net Changes in Prices, Net of
      Production Costs                         (180,853)    78,499    147,330
    Purchases of Minerals in Place              364,102      1,138        770
    Sales of Minerals in Place                        -     (9,632)    (1,141)
    Extensions and Discoveries                   36,844     88,228     93,864
    Changes in Estimated Future
      Development Costs                        (104,181)   (20,785)   (53,630)
    Previously Estimated Development
      Costs Incurred                             28,514     43,731     42,780
    Net Change in Income Taxes at
      Applicable Statutory Rate                  57,190    (24,797)   (52,613)
    Revisions of Previous Quantity
      Estimates                                 (75,136)   (27,317)   (15,491)
    Accretion of Discount and Other              54,523     47,204     31,908
                                               --------   --------   --------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year         $466,771   $383,200   $329,244
                                               ========   ========   ========

                   NATIONAL FUEL GAS COMPANY AND SUBSIDIARIES


                 Schedule II - Valuation and Qualifying Accounts


                                   (Thousands)
                                   -----------


                                     Additions
                              ----------------------
                                          Charged to
                  Balance at  Charged to    Other                 Balance at
                  Beginning   Costs and    Accounts    Deductions    End of
Description       of Period    Expenses    (Note 1)     (Note 2)     Period
-----------       ----------  ----------  -----------  ----------  ---------

Year Ended September 30, 1998
-----------------------------

Reserve for Doubtful
 Accounts           $8,291     $15,861      $  746      $18,666     $6,232
                    ======     =======      ======      =======     ======


Year Ended September 30, 1997
-----------------------------

Reserve for Doubtful
 Accounts           $7,672     $16,586      $    -      $15,967     $8,291
                    ======     =======      ======      =======     ======


Year Ended September 30, 1996
-----------------------------

Reserve for Doubtful
 Accounts           $5,924     $15,191      $    -      $13,443     $7,672
                    ======     =======      ======      =======     ======


Note 1 - Represents opening balance sheet reserve plus exchange rate impact of translating the Czech koruna to the U.S. dollar for Horizon.

Note 2 - Amounts represent net accounts receivable written-off.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III
                                    --------

ITEM 10  Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 18, 1999 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1998. The information provided in such definitive Proxy Statement is incorporated herein by reference. Information concerning the Company's executive officers can be found in Part I, Item 1, of this report.

ITEM 11  Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 18, 1999 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1998. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 18, 1999 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1998. The information provided in such definitive Proxy Statement is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions

At September 30, 1998, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.


                                     PART IV
                                     -------

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)    Financial Statement Schedules
                All financial statement schedules filed as part of this report are included in Item 8 of this Form 10-K and reference is made thereto.

         (b)    Reports on Form 8-K
                None

         (c)    Exhibits

           Exhibit
           Number             Description of Exhibits
           ------             -----------------------

           3(i)     Articles of Incorporation:

            3.1 Restated Certificate of Incorporation of National Fuel Gas Company dated September 21, 1998


          3(ii)     By-Laws:

            3.2     National  Fuel  Gas  Company   By-Laws  as  amended  through
                    September 17, 1998

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

              * Agreement dated August 1, 1986, with Joseph P. Pawlowski (Exhibit 10.1, Form 10-K for fiscal year ended September 30,1997 in File No. 1-3880)

              * Agreement dated August 1, 1986, with Gerald T. Wehrlin (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1997, in File No. 1-3880)

              * National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              * Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              * National Fuel Gas Company Deferred Compensation Plan, as amended and restated through March 20, 1997 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Amendment to National Fuel Gas Company Deferred Compensation Plan dated June 16, 1997 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

           10.1 Amendment No. 2 to the National Fuel Gas Company Deferred Compensation Plan, dated March 13, 1998

              * National Fuel Gas Company Tophat Plan, effective March 20, 1997 (Exhibit 10, Form 10-Q for the quarterly period ended June 30, 1997 in File No. 1-3880)

           10.2 Amendment No. 1 to the National Fuel Gas Company Tophat Plan, dated April 6, 1998

              * Death Benefits Agreement, dated August 28, 1991, with Bernard J. Kennedy (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

              * Amendment to Death Benefit Agreement of August 28, 1991, with Bernard J. Kennedy, dated March 15, 1994 (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              * Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 17, 1997 with Philip C.
                    Ackerman (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Richard Hare (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Joseph P. Pawlowski (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Gerald T. Wehrlin (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              * National Fuel Gas Company and Participating Subsidiaries 1996 Executive Retirement Plan Trust Agreement (II) dated May 10, 1996 (Exhibit 10.13, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan dated September 18, 1997 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Summary of Annual at Risk Compensation Incentive Program (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              * Administrative Rules with Respect to at Risk Awards under the 1993 Award and Option Plan (Exhibit 10.14, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company as amended through December 11, 1996 (Exhibit 10.15, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of December 5, 1991 regarding change in control agreements, non-employee director retirement plan, and restrictions on restricted stock (Exhibit 10-UU, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

              * Excerpts from Minutes from the National Fuel Gas Company Board of Directors Meeting of September 19, 1996 regarding compensation of non-employee directors and related amendments of By-Laws (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of February 20, 1997 regarding the Retirement Benefits for Bernard J. Kennedy (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of March 20, 1997 regarding the Retainer Policy for Non-Employee Directors (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              * Form of Change in Control Agreement, dated May 1, 1992, with Walter E. DeForest, Bruce H. Hale, Joseph P. Pawlowski, Dennis J. Seeley, David F. Smith and Gerald T. Wehrlin, and dated March 16, 1995, with James A. Beck (Exhibit 10.16, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

           (12)     Computation of Ratio of Earnings to Fixed Charges

           (13) Letter to Shareholders as contained in the 1998 Annual Report and incorporated by reference into this Form 10-K

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

                                                 National Fuel Gas Company
                                                     (Registrant)
                                                 -------------------------



                                              By      /s/ B. J. Kennedy
                                                 ----------------------------
                                                          B. J. Kennedy
                                              Chairman of the Board, President
Date:  December 10, 1998                        and Chief Executive Officer
     -------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title
        ---------                                          -----



   /s/ B. J. Kennedy
   ------------------------                        Chairman of the Board,
       B. J. Kennedy                             President, Chief Executive
                                                    Officer and Director
   Date:  December 10, 1998
          -----------------


   /s/ P. C. Ackerman
   ------------------------                   Senior Vice President, Principal
       P. C. Ackerman                          Financial Officer and Director

   Date:  December 10, 1998
          -----------------


   /s/ R. T. Brady
   ------------------------                               Director
       R. T. Brady

   Date:  December 10, 1998
          -----------------


   /s/ J. V. Glynn
   ------------------------                               Director
       J. V. Glynn

   Date:  December 10, 1998
          -----------------


   /s/ W. J. Hill
   ------------------------                               Director
       W. J. Hill

   Date:  December 10, 1998
          -----------------


   /s/ B. S. Lee
   ------------------------                               Director
       B. S. Lee

   Date:  December 10, 1998
          -----------------


   /s/ E. T. Mann
   ------------------------                               Director
       E. T. Mann

   Date:  December 10, 1998
          -----------------


   /s/ G. L. Mazanec
   ------------------------                               Director
       G. L. Mazanec

   Date:  December 10, 1998
          -----------------


   /s/ G. H. Schofield
   ------------------------                               Director
       G. H. Schofield

   Date:  December 10, 1998
          -----------------


   /s/ J. P. Pawlowski
   ------------------------                        Treasurer and Principal
       J. P. Pawlowski                               Accounting Officer

   Date:  December 10, 1998
          -----------------


   /s/ A. M. Cellino
   ------------------------                              Secretary
       A. M. Cellino

   Date:  December 10, 1998
          -----------------


   /s/ G. T. Wehrlin
   ------------------------                              Controller
       G. T. Wehrlin

   Date:  December 10, 1998
          -----------------

APPENDIX TO ITEM 2 - PROPERTIES

      Five maps outlining the Company's operating areas at September 30, 1998 are included on the inside front cover and on page 1 of the paper format version of the Company's combined Annual Report to Shareholders/Form 10-K. The first map identifies the Company's Pipeline and Storage operating area (i.e., Supply Corporation's storage areas and pipelines). The second map identifies the Company's Exploration and Production operating area (i.e., Seneca's operating area). The third map identifies the Company's International operating area (i.e., Horizon's Czech Republic operations). The fourth map identifies the geographic location of the Company's Other Nonregulated operating areas (i.e., NFR's marketing offices and Highland's sawmill operations). The fifth map identifies the Company's Utility Operating area (i.e., Distribution Corporation's service area).

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS

A.  The Revenue Dollar - 1998

      Two pie graphs detailing the revenue dollar in 1998: where it came from and where it went to, broken down as follows:

      Where it came from:

      $ .483 Residential Gas Sales
        .147  Commercial,  Industrial  and Off-System Gas Sales
        .083 Oil and Gas Production  Revenues
        .077  Gas  Transportation   Revenues
        .070  Energy Marketing  Revenues
        .039  District  Heating  Revenues
        .028 Gas Storage Service  Revenues
        .018  Electric  Generation  Revenues
        .014 Timber and Sawmill Revenues
        .041 Other Revenues
      $1.000 Total

      Where it went to:

      $ .348 Gas Purchased
        .150 Wages, Including Benefits
        .105 Depreciation
        .102 Impairment of Oil and Gas Producing Properties
        .096 Other Materials and  Services
        .087  Taxes
        .062  Interest
        .030  Fuel  Used in Heat and Electric  Generation
        .018 Earnings
        .002  Minority  Interest in Foreign Subsidiaries
      $1.000 Total

                                  Exhibit Index
                                  -------------


            3.1 Restated Certificate of Incorporation of National Fuel Gas Company dated September 21, 1998

            3.2 National Fuel Gas Company By-Laws as amended through September 17, 1998

           10.1 Amendment No. 2 to the National Fuel Gas Company Deferred Compensation Plan, dated March 13, 1998

           10.2 Amendment No. 1 to the National Fuel Gas Company Tophat Plan, dated April 6, 1998

           (12)     Computation of Ratio of Earnings to Fixed Charges

           (13) Letter to Shareholders as contained in the 1998 Annual Report and incorporated by reference into this Form 10-K

           23.1     Consent of Ralph E. Davis Associates, Inc.

           23.2     Consent of Independent Accountants

           27.1     Financial  Data  Schedule for 12 months ended  September 30,
                    1998

           27.2     Financial  Data  Schedule   Restated  for  12  months  ended
                    September 30, 1997

           27.3     Financial  Data  Schedule   Restated  for  12  months  ended
                    September 30, 1996

           27.4 Financial Data Schedule Restated for 3 months ended December 31, 1996

           27.5     Financial  Data  Schedule  Restated for 3 months ended March
                    31, 1997

           27.6     Financial Data Schedule Restated for 3 months ended June 30,
                    1997

           99.1     Report of Ralph E. Davis Associates, Inc.