Form 10-Q
period 1998-12-31
NATIONAL FUEL GAS CO
filed 1999-02-16
CIK 70145

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


                For the Quarterly Period Ended December 31, 1998
                                               -----------------


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

         Common stock, $1 par value, outstanding at January 31, 1999:
         38,604,338 shares.
--------------------------------------------------------------------------------

Company or Group of Companies for which Report is Filed:
--------------------------------------------------------

NATIONAL FUEL GAS COMPANY (Company or Registrant)

DIRECT
SUBSIDIARIES:         National Fuel Gas Distribution Corporation (Distribution
                        Corporation)
                      National Fuel Gas Supply Corporation (Supply Corporation)
                      Seneca Resources Corporation (Seneca)
                      Highland Land & Minerals, Inc. (Highland)
                      Leidy Hub, Inc. (Leidy Hub)
                      Data-Track Account Services, Inc. (Data-Track)
                      National Fuel Resources, Inc. (NFR)
                      Horizon Energy Development, Inc. (Horizon)
                      Upstate Energy, Inc. (Upstate)
                      Niagara Independence Marketing Company (NIM)
                      Seneca Independence Pipeline Company (SIP)
                      Utility Constructors, Inc. (UCI)

                                      INDEX

               Part I. Financial Information                           Page
               -----------------------------                           ----

Item 1.  Financial Statements

             a.   Consolidated Statements of Income and Earnings
                  Reinvested in the Business - Three Months
                  Ended December 31, 1998 and 1997                         4

             b.   Consolidated Balance Sheets - December 31, 1998
                  and September 30, 1998                                 5 - 6

             c.   Consolidated Statement of Cash Flows - Three
                  Months Ended December 31, 1998 and 1997                  7

             d.   Consolidated Statement of Comprehensive
                  Income - Three Months Ended December 31, 1998 and 1997   8

             e.   Notes to Consolidated Financial Statements             9 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            15 - 37

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        37

               Part II. Other Information

Item 1.  Legal Proceedings                                                  *

Item 2.  Changes in Securities                                             38

Item 3.  Defaults Upon Senior Securities                                    *

Item 4.  Submission of Matters to a Vote of Security Holders                *

Item 5.  Other Information                                                  *

Item 6.  Exhibits and Reports on Form 8-K                                  38

Signature                                                                  39

*   The Company has nothing to report under this item.

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

Part I.  Financial Information
------------------------------

Item 1.   Financial Statements
          ---------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
(Thousands of Dollars, Except Per Share Amounts)         1998          1997
                                                         ----          ----

INCOME
Operating Revenues                                      $340,422      $371,021
                                                        --------      --------

Operating Expenses
  Purchased Gas                                          111,006       164,267
  Fuel Used in Heat and Electric Generation               19,973         4,334
  Operation                                               75,271        65,513
  Maintenance                                              5,583         6,347
  Property, Franchise and Other Taxes                     22,005        24,210
  Depreciation, Depletion and Amortization                31,849        31,120
  Income Taxes                                            17,900        22,950
                                                        --------      --------
                                                         283,587       318,741
                                                        --------      --------
Operating Income                                          56,835        52,280
Other Income                                               4,742         1,168
                                                        --------      --------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries               61,577        53,448
                                                        --------      --------

Interest Charges
  Interest on Long-Term Debt                              17,367        11,488
  Other Interest                                           5,327         3,999
                                                        --------      --------
                                                          22,694        15,487
                                                        --------      --------
Minority Interest in Foreign Subsidiaries                 (1,264)         (427)
                                                        --------      --------

Income Before Cumulative Effect                           37,619        37,534
Cumulative Effect of Change in
  Accounting for Depletion                                     -        (9,116)
                                                        --------      --------
Net Income Available for Common Stock                     37,619        28,418

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                     428,112       472,595
                                                        --------      --------
                                                         465,731       501,013
Dividends on Common Stock
 (1998 - $0.45; 1997 - $0.435)                            17,298        16,582
                                                        --------      --------
Balance at December 31                                  $448,433      $484,431
                                                        ========      ========

Basic Earnings Per Common Share:
  Income Before Cumulative Effect                          $0.98         $0.98
  Cumulative Effect of Change in Accounting for Depletion      -         (0.24)
                                                           -----         -----
  Net Income Available for Common Stock                    $0.98         $0.74
                                                           =====         =====
Diluted Earnings Per Common Share:
  Income Before Cumulative Effect                          $0.97         $0.97
  Cumulative Effect of Change in Accounting for Depletion      -         (0.24)
                                                           -----         -----
  Net Income Available for Common Stock                    $0.97         $0.73
                                                           =====         =====
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                           38,527,543    38,197,757
                                                      ==========    ==========
  Used in Diluted Calculation                         38,945,864    38,630,484
                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements

          ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                   December 31,
                                                      1998      September 30,
                                                   (Unaudited)      1998
                                                   -----------  -------------
(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                      $3,237,606    $3,186,853
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 964,657       938,716
                                                   ----------    ----------
                                                    2,272,949     2,248,137
                                                   ----------    ----------
Current Assets
   Cash and Temporary Cash Investments                 32,227        30,437
   Receivables - Net                                  144,865        82,336
   Unbilled Utility Revenue                            52,040        15,403
   Gas Stored Underground                              24,757        31,661
   Materials and Supplies - at average cost            25,841        24,609
   Unrecovered Purchased Gas Costs                      7,448         6,316
   Prepayments                                         19,920        19,755
                                                   ----------    ----------
                                                      307,098       210,517
                                                   ----------    ----------

Other Assets
   Recoverable Future Taxes                            88,303        88,303
   Unamortized Debt Expense                            21,657        22,295
   Other Regulatory Assets                             40,819        41,735
   Deferred Charges                                    10,514         8,619
   Other                                               70,529        64,853
                                                   ----------    ----------
                                                      231,822       225,805
                                                   ----------    ----------

                                                   $2,811,869    $2,684,459
                                                   ==========    ==========

























                 See Notes to Consolidated Financial Statements

          ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------


                                                   December 31,
                                                      1998      September 30,
                                                   (Unaudited)      1998
                                                   -----------  -------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 38,555,568 Shares and
    38,468,795 Shares, Respectively                $   38,555    $   38,469
   Paid in Capital                                    419,579       416,239
   Earnings Reinvested in the Business                448,433       428,112
   Cumulative Translation Adjustment                    7,395         7,265
                                                   ----------    ----------
Total Common Stock Equity                             913,962       890,085
Long-Term Debt, Net of Current Portion                694,234       692,669
                                                   ----------    ----------
Total Capitalization                                1,608,196     1,582,754
                                                   ----------    ----------

Minority Interest in Foreign Subsidiaries              26,141        25,479
                                                   ----------    ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                  392,200       326,300
   Current Portion of Long-Term Debt                  214,655       216,929
   Accounts Payable                                    70,650        59,933
   Amounts Payable to Customers                         5,900         5,781
   Other Accruals and Current Liabilities              91,559        80,480
                                                   ----------    ----------
                                                      774,964       689,423
                                                   ----------    ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  266,974       258,222
   Taxes Refundable to Customers                       18,404        18,404
   Unamortized Investment Tax Credit                   12,115        11,372
   Other Deferred Credits                             105,075        98,805
                                                   ----------    ----------
                                                      402,568       386,803
                                                   ----------    ----------
Commitments and Contingencies                               -             -
                                                   ----------    ----------

                                                   $2,811,869    $2,684,459
                                                   ==========    ==========














                 See Notes to Consolidated Financial Statements

          ----------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
(Thousands of Dollars)                                   1998          1997
                                                         ----          ----

OPERATING ACTIVITIES
   Net Income Available for Common Stock               $ 37,619      $ 28,418
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Cumulative Effect of Change in Accounting
           for Depletion                                      -         9,116
         Depreciation, Depletion and Amortization        31,849        31,120
         Deferred Income Taxes                           12,367         1,355
         Minority Interest in Foreign Subsidiaries        1,264           427
         Other                                            2,462            82
         Change in:
           Receivables and Unbilled Utility Revenue     (99,201)      (93,268)
           Gas Stored Underground and Materials and
            Supplies                                      5,681        10,129
           Unrecovered Purchased Gas Costs               (1,132)            -
           Prepayments                                     (164)         (669)
           Accounts Payable                              10,720         5,807
           Amounts Payable to Customers                     119        (1,399)
           Other Accruals and Current Liabilities         9,596        28,032
           Other Assets                                  (4,020)        1,754
           Other Liabilities                              6,269        (3,832)
                                                       --------      --------
Net Cash Provided by
 Operating Activities                                    13,429        17,072
                                                       --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                 (58,610)      (37,946)
   Investment in Subsidiaries, Net of Cash
     Acquired                                                 -       (15,871)
   Other                                                   (716)        1,080
                                                       --------      --------
Net Cash Used in Investing Activities                   (59,326)      (52,737)
                                                       --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                65,900       124,600
   Reduction of Long-Term Debt                           (1,866)      (50,536)
   Dividends Paid on Common Stock                       (17,261)      (16,549)
   Proceeds from Issuance of Common Stock                 2,410         1,608
                                                       --------      --------
Net Cash Provided by
 Financing Activities                                    49,183        59,123
                                                       --------      --------

Effect of Exchange Rates on Cash                         (1,496)            -
                                                       --------      --------

Net Increase in Cash and
 Temporary Cash Investments                               1,790        23,458

Cash and Temporary Cash Investments
 at October 1                                            30,437        14,039
                                                       --------      --------

Cash and Temporary Cash Investments at December 31     $ 32,227      $ 37,497
                                                       ========      ========

                 See Notes to Consolidated Financial Statements

          ----------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statement of Comprehensive Income
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Three Months Ended
                                                             December 31,
                                                         ------------------
(Thousands of Dollars)                                   1998          1997
                                                         ----          ----

Net Income Available for Common Stock                  $37,619       $28,418

Other Comprehensive Income, Net of Tax:
  Cumulative Translation Adjustment                        130        (2,303)
                                                       -------       -------

Comprehensive Income Available for
  Common Stock                                         $37,749       $26,115
                                                       =======       =======










































                 See Notes to Consolidated Financial Statements

          ----------------------------


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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1998, 1997 and 1996 that are included in the Company's combined Annual Report to Shareholders/Form 10-K for 1998. The fiscal 1999 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year.

           The earnings for the three months ended December 31, 1998 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 1999. Most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation's New York tariff. The WNC is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a WNC. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

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

          ----------------------------


Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the three months ended December 31, 1998 and 1997 amounted to $21.2 million and $10.3 million, respectively. Income taxes paid during the three months ended December 31, 1998 and 1997 amounted to $1.8 million and $1.4 million, respectively. The Company received a $1.0 million refund of taxes and interest from the Internal Revenue Service (IRS) stemming from the final settlement of the audits of years 1977-1994.

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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):


                                                           Three Months Ended
                                                              December 31,
                                                           ------------------
                                                           1998        1997
                                                           ----        ----

Operating Expenses:
  Current Income Taxes
   Federal                                               $ 2,661     $18,921
   State                                                   1,586       2,112

  Deferred Income Taxes
   Federal                                                12,202       1,109
   State                                                     707         246

  Foreign Income Taxes                                       744         562
                                                         -------     -------
                                                          17,900      22,950

Other Income:
 Deferred Investment Tax Credit                             (167)       (152)
Minority Interest in Foreign Subsidiaries                   (264)       (210)
Cumulative Effect of Change in Accounting                      -      (5,737)
                                                         -------     -------

Total Income Taxes                                       $17,469     $16,851
                                                         =======     =======

          ----------------------------

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                          Three Months Ended
                                                              December 31,
                                                          ------------------
                                                           1998        1997
                                                           ----        ----

Net income available for common stock                   $ 37,619    $ 28,418
Total income taxes                                        17,469      16,851
                                                        --------    --------

Income before income taxes                              $ 55,088    $ 45,269
                                                        ========    ========

Income tax expense, computed at
 statutory rate of 35%                                  $ 19,281    $ 15,844

Increase (reduction) in taxes resulting from:
  State income taxes                                       1,490         998
  Depreciation                                               544         662
  Prior years tax adjustment                              (1,286)          -
  Foreign tax in excess of (less than)
   statutory rate                                         (1,638)        127
  Miscellaneous                                             (922)       (780)
                                                        ---------   --------

  Total Income Taxes                                    $ 17,469    $ 16,851
                                                        ========    ========


           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                              At December 31, 1998    At September 30, 1998
                              --------------------    ---------------------

Deferred Tax Liabilities:
  Abandonments                       $ 17,787                 $ 15,545
  Excess of tax over book
   depreciation                       127,952                  132,138
  Exploration and
   intangible well
   drilling costs                     153,375                  147,795
  Other                                56,229                   42,109
                                     --------                 --------
    Total Deferred Tax
     Liabilities                      355,343                  337,587
                                     --------                 --------

Deferred Tax Assets:
  Overheads capitalized
   for tax purposes                   (23,278)                 (22,484)
  Other                               (65,091)                 (56,881)
                                     ---------                --------
    Total Deferred Tax
     Assets                           (88,369)                 (79,365)
                                     ---------                --------

    Total Net Deferred
     Income Taxes                    $266,974                 $258,222
                                     ========                 ========

           The IRS audits of the Company for the years 1977 - 1994 were settled during December 1998. Net income for the three months ended December 31, 1998 was increased by approximately $3.9 million as a result of interest, net of tax and other adjustments, related to this settlement.

          ----------------------------


Note 3 - Capitalization

Common Stock. During the three months ended December 31, 1998, the Company issued 30,040 shares of common stock under the Company's section 401(k) Plans, 27,326 shares to participants in the Company's Dividend Reinvestment Plan and 7,820 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 21,587 shares of common stock were issued under the Company's stock option and stock award plans, including 4,580 shares of restricted stock.

           On December 10, 1998, 615,500 stock options were granted at an exercise price of $46.0625 per share.

Note 4 - Derivative Financial Instruments

Seneca has entered into certain price swap agreements and call options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to its operating results. These agreements are not held for trading purposes.

           The natural gas price swap agreements call for Seneca to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas production. At December 31, 1998, Seneca had natural gas price swap agreements covering a notional amount of 15.7 Bcf extending through fiscal 2000 at a weighted average fixed rate of $2.41 per Mcf. Seneca had unrecognized gains of approximately $4.9 million related to these natural gas price swap agreements.

           The crude oil price swap agreements call for Seneca to receive monthly payments from a counterparty when the average New York Mercantile Exchange (NYMEX) price falls below a fixed price of $18.00 per barrel (bbl), such payments being subject to a floor price of $12.50 per bbl. In calendar 1999, if the crude oil price per the NYMEX exceeds $18.00 per bbl, Seneca must pay the counterparty the price differential multiplied by two times the notional quantity. Furthermore, the counterparty has been given a call option based on NYMEX natural gas prices for calendar 1999. In calendar 2000, if the crude oil price per the NYMEX exceeds $18.00 per bbl, Seneca must pay the counterparty the price diffferential. Seneca would also owe the counterparty an additional payment based on one of two additional payment calculations, whichever is greater. If both additional payment calculations are equal in value, only one of the additional payments would be made. The additional payment calculations are as follows:

           1) Excess of the crude oil NYMEX price over $18.00 per bbl times the notional quantity, or

           2) A call option for the counterparty based on NYMEX natural gas prices for calendar 2000.

The crude oil price swap agreements cover a notional amount of 1,462,000 bbls extending through fiscal 2001 at a fixed rate of $18.00 per bbl (as discussed above). The written call options cover a notional amount of 24.3 Bcf

          ----------------------------


extending through fiscal 2001 at weighted average strike price of $2.68 per Mcf. At December 31, 1998, Seneca had net unrecognized gains or approximately $1.5 million related to these crude oil price swap agreements and written call options.

           Seneca has also purchased call options based on NYMEX crude oil prices to protect itself in the event that crude oil prices should exceed $18.00 per bbl. At December 31, 1998, the notional amount of the call options was 1,832,000 bbls extending through fiscal 2000 at a strike price of $20.00 per bbl. The premiums associated with these call options amounted to approximately $0.4 million and have been deferred on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they will be reflected in operating revenues in the Consolidated Statement of Income.

             Seneca recognized gains of $1.6 million related to its price swap agreements during the quarter ended December 31, 1998 and net losses of $8.4 million on such price swap agreements during the quarter ended Decmeber 31, 1997. Gains or losses from these price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates.

             The Company is exposed to credit risk on the price swap agreements that Seneca has entered into as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, before entering into a price swap agreement with a new counterparty, management performs a credit check and prepares a report indicating the results of the credit investigation. This report must be approved by Seneca's board of directors after which a Master Swap Agreement is executed between Seneca and the counterparty. On an ongoing basis, periodic reports are prepared by management to monitor counterparty credit exposure. In the case of the call options that Seneca purchased, the counterparty selected was one in which Seneca currently has a Master Swap Agreement, meaning that a credit investigation had been completed and continues to be monitored. Considering the procedures in place, the Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.

         NFR utilizes exchange-traded futures and options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At December 31, 1998, NFR had natural gas futures contracts related to gas purchase and sale commitments covering 9.6 Bcf of gas on a net basis extending through 2000 at a weighted average contract price of $2.69 per Mcf. NFR also had sold natural gas options related to gas purchase and sale commitments covering 2.8 Bcf of gas on a net basis extending through 1999 at a weighted average strike price of $2.84 per Mcf.

         Gains or losses from natural gas futures are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues in the Consolidated Statement of Income. At December 31, 1998, NFR had unrealized losses of $6.1 million related to these futures contracts and options. NFR recognized net losses of $1.0 million related to futures contracts and options during the quarter ended December 31, 1998 and a net gain of $1.4 million on such futures and options during the quarter ended December 31, 1997. Since these futures contracts and options qualify, and have been designated, as hedges these net losses and gains were substantially offset by the related commodity transaction.

          ----------------------------


Note 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $10.9 million to $11.9 million. At December 31, 1998, Distribution Corporation has recorded the minimum liability of $10.9 million. The Company is currently not aware of any material additional exposure due to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at December 31, 1998 includes related regulatory assets in the amount of approximately $11.7 million.

         The Company, in its international operations in the Czech Republic, is in the process of constructing new fluidized-bed boilers at the district heating and power generation plant of Prvni severozapadni teplarenska, a.s. (PSZT) to comply with certain clean air standards mandated by the Czech Republic government. Capital expenditures related to this construction incurred by PSZT for the three months ended December 31, 1998 were approximately $5.5 million. An additional $30.1 million is budgeted for this construction for the rest of 1999.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1998 Form 10-K.

Other. The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows at this time, none of this litigation, and none of these regulatory matters, is expected to have a material effect on the financial condition of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


RESULTS OF OPERATIONS

Earnings.

The Company's earnings were $37.6 million, or $0.98 per common share ($0.97 per common share on a diluted basis), for the first quarter ended December 31, 1998. This compares to earnings of $28.4 million, or $0.74 per common share ($0.73 per common share on a diluted basis), for the quarter ended December 31, 1997. Earnings for the quarter ended December 31, 1997 include a non-cash cumulative effect of a change in accounting. Without this non-cash item, earnings for the three months ended December 31, 1997 were $37.5 million, or $0.98 per common share ($0.97 per common share on a diluted basis). This accounting change was a change in depletion methods for the Exploration and Production segment's oil and gas assets, which had a negative $9.1 million (after-tax), or $0.24 per common share, non-cash cumulative effect through October 1, 1997. The earnings for the quarter ended December 31, 1998 reflect approximately $3.9 million of after-tax income from the final settlement of the Internal Revenue Service (IRS) audits of years 1977-1994, and approximately $4.0 million of after-tax expense related to an early retirement offer to certain salaried, non-union hourly and union employees of the Company's Utility and Pipeline and Storage segments, which was effective December 1, 1998.

         For the first quarter of fiscal 1999, higher earnings were reported in the International segment (which incurred a loss in the same period last year), the Pipeline and Storage segment and the Other Nonregulated segment. The Utility segment reported lower earnings. The Exploration and Production segment's earnings were equivalent to the prior year's first quarter.

         In the International segment, Horizon's share of earnings from its investment in Prvni severozapadni teplarenska, a.s. (PSZT), a company with district heating and power generation operations located in the Czech Republic, was the primary reason for its higher earnings. Horizon's initial investment in PSZT was in February 1998.

         In the Pipeline and Storage segment, earnings were up due mainly to Supply Corporation's portion of interest income related to the previously mentioned final settlement of IRS audits and related reduction in income taxes. These positive earnings from the IRS settlement helped to offset lower revenues from unbundled pipeline sales and open access transportation, as well as Supply Corporation's share of the above-noted early retirement expense.

         The Other Nonregulated segment's earnings were up because of higher earnings in the timber operations, and because this segment's natural gas marketing operation experienced higher margins and volumes.

         The Utility segment's earnings are down mainly because of the expense related to the early retirement offer, significantly warmer weather for the first quarter as compared to the prior year's first quarter, and a rate reduction in New York that became effective October 1, 1998. The Pennsylvania jurisdiction was impacted more by the warmer weather since it does not have the benefit of a weather normalization clause as the New York

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


jurisdiction does. Also, revenues in New York have been reduced to reflect a special reserve to be applied against incremental costs resulting from the State of New York Public Service Commission's (PSC) gas restructuring effort. A slight offset to these items was a reduction of interest expense related to the final settlement of the IRS audits.

         In the Exploration and Production segment, earnings are equivalent to the prior year's first quarter. Although oil production increased 125%, mainly from the properties acquired in California in the prior year, oil prices, (after hedging) were below the prior year's first quarter. While gas production was basically flat compared to last year's first quarter, gas prices, (after hedging) were up slightly from last year. Also reserve additions from the California acquisitions have lowered the depletion rate this year. Interest expense increased as a result of the borrowings related to these acquisitions.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


OPERATING REVENUES
(in thousands of dollars)                  Three Months Ended
                                             December 31,
                                      -----------------------------
                                      1998        1997     % Change
                                      ----        ----     --------

 Utility
  Retail Revenues:
   Residential                      $165,081    $209,737    (21.3)
   Commercial                         29,180      45,201    (35.4)
   Industrial                          3,405       6,412    (46.9)
                                    --------    --------
                                     197,666     261,350    (24.4)
  Off-System Sales                     6,849      14,750    (53.6)
  Transportation                      18,952      15,177     24.9
  Other                               (1,317)       (436)  (202.1)
                                    ---------   --------
                                     222,150     290,841    (23.6)
                                    --------    --------
 Pipeline and Storage
  Storage Service                     15,786      16,486     (4.2)
  Transportation                      23,450      23,768     (1.3)
  Other                                2,859       5,604    (49.0)
                                    --------    --------
                                      42,095      45,858     (8.2)
                                    --------    --------

 Exploration and
  Production                          31,628      24,708     28.0
                                    --------    --------
 International                        40,265      11,589    247.4
                                    --------    --------
 Other Nonregulated                   29,215      24,177     20.8
                                    --------    --------
Less-Intersegment
 Revenues                             24,931      26,152     (4.7)
                                    --------    --------

                                    $340,422    $371,021     (8.2)
                                    ========    ========


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands of dollars)                  Three Months Ended
                                               December 31,
                                     -----------------------------
                                     1998        1997     % Change
                                     ----        ----     --------

 Utility                           $ 36,624    $ 47,476    (22.9)
 Pipeline and Storage                18,829      22,850    (17.6)
 Exploration and
  Production                          8,239       3,448    139.0
 International                        8,697         886       NM
 Other Nonregulated                   2,761       1,072    157.6
 Corporate                             (415)       (502)    17.3
                                   --------    --------
                                   $ 74,735    $ 75,230     (0.7)
                                   ========    ========


NM = Not meaningful.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)

                                           Three Months Ended
                                               December 31,
                                     -----------------------------
                                     1998        1997     % Change
                                     ----        ----     --------
Utility Gas Sales
  Residential                        20,215      24,789    (18.5)
  Commercial                          3,939       5,914    (33.4)
  Industrial                            846       1,242    (31.9)
  Off-System                          2,776       4,478    (38.0)
                                    -------     -------
                                     27,776      36,423    (23.7)
                                    -------     -------

Non-Utility Gas Sales
  Production(in
   equivalent MMcf)                  14,227      10,890     30.6
                                    -------     -------

Total Gas Sales                      42,003      47,313    (11.2)
                                    -------     -------

Transportation
  Utility                            14,969      14,650      2.2
  Pipeline and Storage               81,538      94,403    (13.6)
  Nonregulated                          253         276     (8.3)
                                    -------     -------
                                     96,760     109,329    (11.5)
                                    -------     -------

Marketing Volumes                     7,401       5,182     42.8
                                    -------     -------

Less-Inter and
Intrasegment Volumes:
  Transportation                     42,773      44,392     (3.6)
  Production                            983         994     (1.1)
                                    -------     -------
                                     43,756      45,386     (3.6)
                                    -------     -------

Total System Natural Gas
 Volumes                            102,408     116,438    (12.0)
                                    =======     =======


Utility.

Operating revenues for the Utility segment decreased $68.7 million for the quarter ended December 31, 1998, as compared with the same period a year ago. This decrease primarily reflects the recovery of lower gas costs which resulted from a decrease in gas sales (an 8.6 billion cubic feet (Bcf) decrease for the quarter ended December 31, 1998), and a decrease in the average cost of purchased gas ($3.81 and $4.41 per thousand cubic feet (Mcf) during the quarters ended December 31, 1998 and 1997, respectively), as well as the general base rate decrease in the New York jurisdiction effective October 1, 1998. While the decrease in gas sales also reflects, in part, the migration of certain retail customers to transportation service in both the New York and Pennsylvania jurisdictions, as a result of new aggregator services, the major reason for the decrease stems from warmer weather and lower normalized gas usage per customer account. The switch to new aggregator services is discussed further in the "Rate Matters" section that

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


follows. Other operating revenues in the quarter ended December 31, 1998 were reduced by the recording of a gas restructuring reserve, to be applied against incremental costs resulting from the New York PSC's gas restructuring effort.

         Operating income before income taxes for the Utility segment decreased $10.9 million for the quarter ended December 31, 1998, as compared to the same period a year ago. This decrease resulted primarily from the revenue decrease noted above combined with an increase in Operation and Maintenance (O&M) expense primarily resulting from the early retirement offer, also mentioned above. The negative impact of warmer weather was greater in the Pennsylvania jurisdiction, since Pennsylvania does not have a weather normalization clause (WNC). The impact of warmer weather experienced by the New York jurisdiction was tempered by the WNC, which preserved pretax operating income of $3.6 million for the quarter ended December 31, 1998, in comparison to the benefit to customers of $0.3 million for the quarter ended December 31, 1997.

Degree Days.

Three Months Ended December 31:
-------------------------------
                                              Percent (Warmer) Colder
                                                    in 1998 Than
                         Normal    1998    1997   Normal    1997
---------------------------------------------------------------------

  Buffalo                2,260    1,971   2,294    (12.8)  (14.1)
  Erie                   2,045    1,732   2,096    (15.3)  (17.4)


Pipeline and Storage.

Operating income before income taxes for the Pipeline and Storage segment decreased $4.0 million for the quarter ended December 31, 1998, as compared with the same period a year ago. The decrease is primarily attributable to lower revenue from unbundled pipeline sales and open access transportation but this decrease was offset slightly by lower O&M expense. O&M expense decreased as a result of lower benefits expense, but this decrease was partially offset partly by the impact of reversing a reserve for a storage project in the quarter ending December 31, 1997, which did not recur in the quarter ending December 31, 1998. The decrease in benefits expense occurred despite the costs related to the early retirement offer effective December 1, 1998.

Exploration and Production.

Operating income before income taxes from the Company's Exploration and Production segment increased $4.8 million for the quarter ended December 31, 1998, compared with the same period a year ago. This increase resulted from higher oil and gas revenues (net of hedging activities) during the quarter and lower depletion expense, offset in part by a higher lease operating expense. Oil and gas revenues (net of hedging activities) increased mainly as a result of West Coast production from the properties acquired in the Whittier Trust Company (Whittier), HarCor Energy, Inc. (HarCor) and

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


Bakersfield Energy Resources (BER) acquisitions. Increases in the weighted average price of gas (after hedging) also helped to increase revenues for the quarter while significantly lower oil prices (after hedging) reduced the current quarter's revenues (see tables below for production and price information). The decrease in depletion expense is the result of a lower depletion rate, determined under the units of production method, because of the significant addition to reserves resulting from the Whittier, HarCor and BER acquisitions in the prior year, as well as the continued success in adding new reserves from exploratory drilling. During the quarter, reserves increased 35 Bcf equivalent
(Bcfe), from 725 Bcfe at September 30, 1998 to 760 Bcfe at December 31, 1998. The increase in reserves was the result of successful drilling in the Gulf of Mexico, offshore Texas and Louisiana, as well as onshore in West Texas and in California, in the Midway Sunset Field and Lost Hills Field. Lease operating expense increased mainly due to the additional expenses of operating the properties acquired in the prior year.

PRODUCTION VOLUMES

Exploration and Production.
                                           Three Months Ended
                                               December 31,
                                       --------------------------
                                       1998      1997    % Change
Gas Production - (MMcf)
  Gulf Coast                           6,435      6,842     (5.9)
  West Coast                             803        254    216.1
  Appalachia                           1,157      1,208     (4.2)
                                       -----      -----
                                       8,395      8,304      1.1
                                       =====      =====
Oil Production - (Thousands of
                 Barrels - bbls)
  Gulf Coast                             333        314      6.1
  West Coast                             636        114    457.9
  Appalachia                               3          3      -
                                         ---        ---
                                         972        431    125.5
                                         ===        ===

AVERAGE PRICES

Exploration and Production.
                                          Three Months Ended
                                               December 31,
                                       ---------------------------
                                       1998       1997    % Change
                                       ----       ----    --------
Average Gas Price/Mcf
  Gulf Coast                           $1.99      $3.04    (34.5)
  West Coast                           $2.39      $2.40     (0.4)
  Appalachia                           $2.41      $3.01    (19.9)
  Weighted Average                     $2.09      $3.01    (30.6)
  Weighted Average After
    Hedging                            $2.16      $2.06      4.9

Average Oil Price/bbl
  Gulf Coast                          $11.86     $19.01    (37.6)
  West Coast                          $ 8.82     $15.90    (44.5)
  Appalachia                          $12.99     $19.23    (32.4)
  Weighted Average                    $ 9.88     $18.19    (45.7)
  Weighted Average After
    Hedging                           $10.84     $17.17    (36.9)

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         Seneca has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to its operating results (refer to "Market Risk Sensitive Instruments" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion). The following summarizes Seneca's settlements under such price swap agreements:

                                          Three Months Ended
                                               December 31,
                                          ---------------------
(thousands of dollars)                        1998         1997
                                              ----         ----

Natural Gas Price Swap Agreements:
  Notional Quantities - Equivalent Bcf           5.8          7.4
  Gain (Loss)                                   $618      ($7,949)

Crude Oil Price Swap Agreements:
  Notional Quantities - Equivalent bbls      135,000      234,000
  Gain (Loss)                                   $936        ($438)

International.

Operating income before income taxes for the International segment increased $7.8 million for the quarter ended December 31, 1998, compared with the same period a year ago. This increase, as well as the significant revenue increase shown in the "Operating Revenue" table above, resulted from the operations of PSZT, a district heating and power generation plant located in the northern part of the Czech Republic.

         Horizon first acquired 75.3% of the outstanding shares of PSZT in February 1998 and currently owns 86.2%. Accordingly, the prior year's first quarter reflected no operating income or revenues from PSZT. The following table summarizes the heating and electricity sales of the International segment for the quarters ended December 31, 1998 and 1997, respectively:

Heating and Electric Volumes
Three Months Ended December 31:

                                       1998          1997
                                       ----          ----

   Heating (Gigajoules)             3,978,897     1,030,181
   Electricity (Megawatt hours)       306,281        12,876

Heating and Electric Revenues
Three Months Ended December 31:
      (in thousands)

                                       1998          1997
                                       ----          ----

   Heating                            $29,041       $ 7,874
   Electricity                        $ 9,913       $   384

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


Other Nonregulated.

The Other Nonregulated operations experienced an increase in operating income before income taxes of $1.7 million for the quarter ended December 31, 1998, compared with the same period a year ago. This increase is the result of improved performance in the Company's timber operations and energy marketing subsidiary. The increased performance in the timber operations resulted from the 1998 purchases of timber property and two lumber mills. The increased performance in NFR, the Company's energy marketing subsidiary, was the result of increased volumes and margins.

Income Taxes.

Income taxes decreased $5.0 million for the quarter ended December 31, 1998, primarily as a result of a decrease in pretax income (pretax income before cumulative effect, for the three months ended December 31, 1997). For further discussion of income taxes, refer to Note 2 - Income taxes in Item 1 of this report.

Other Income.

Other income increased $3.6 million for the quarter ended December 31, 1998. This increase resulted mainly from interest income related to the final settlement of IRS audits of years 1977-1994.

Interest Charges.

Total interest charges increased $7.2 million for the quarter ended December 31, 1998. Interest on long-term debt increased $5.9 million for the quarter mainly because of a higher average amount of long-term debt outstanding compared to the same period a year ago. Long-term debt balances have grown significantly as a result of last year's acquisitions of Severoceske teplarny, a.s. (SCT), PSZT, HarCor, Whittier and BER. Other interest increased $1.3 million for the quarter primarily due to an increase in the average amount of short-term debt outstanding, offset by a reduction in interest expense related to the final settlement of the previously mentioned IRS audits.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of cash during the three-month period consisted of cash provided by operating activities and short-term bank loans and commercial paper.

Operating Cash Flow.

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, the cumulative effect of change in accounting for depletion, minority interest in foreign subsidiaries and allowance for funds used during construction.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary from period to period because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs and weather also significantly impact cash flow. The Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term borrowings. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's straight fixed-variable
(SFV) rate design.

         Because of the seasonal nature of the Company's heating business, revenues are relatively high during the three months ended December 31 and receivables historically increase from September to December because of winter weather.

         The storage gas inventory normally declines during the first and second quarters of the fiscal year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the last-in, first-out
(LIFO) method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets and is included under the caption "Other Accruals and Current Liabilities." Such reserve is reduced as the inventory is replenished.

         Net cash provided by operating activities totaled $13.4 million for the three months ended December 31, 1998, a decrease of $3.7 million compared with $17.1 million provided by operating activities for the three months ended December 31, 1997. The majority of this decrease occurred in the Utility segment. The Utility segment experienced a decrease in cash receipts from gas sales and transportation service (sales were down mainly due to warmer weather, as well as a rate reduction in the New York jurisdiction effective October 1,
1998), partially offset by lower cash payments for gas purchases.

Investing Cash Flow.

Capital Expenditures and Other Investing Activities
---------------------------------------------------


Capital expenditures represent the Company's additions to property, plant and equipment and are exclusive of other investments in corporations (stock acquisitions) and/or partnerships. Such investments are treated separately in the Statement of Cash Flows and further discussed in the segment discussion below.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         The Company's capital expenditures and other investments totaled $60.4 million during the three months ended December 31, 1998. The following table summarizes the Company's capital expenditures and other investments by business segment:

(in millions of dollars)
                                                 Other             Total
                                 Capital       Investments        Capital
                               Expenditures      through     Expenditures and
                             through 12/31/98   12/31/98     Other Investments
                             ----------------   --------     -----------------

   Utility                       $ 9.4            $ -              $ 9.4
   Pipeline and Storage            7.4              1.8              9.2
   Exploration and Production     32.0              -               32.0
   International                   7.0              -                7.0
   Other Nonregulated              2.8              -                2.8
                                 -----            -----            -----
                                 $58.6            $ 1.8            $60.4
                                 =====            =====            =====

Utility
-------

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage
--------------------

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems.

         During the quarter, SIP made a $1.8 million investment in Independence Pipeline Company, a Delaware general partnership bringing its total investment through December 31, 1998 to $7.3 million. This investment represents a one-third partnership interest. The investment has been financed with short-term borrowings. Independence Pipeline Company intends to build a 370 mile natural gas pipeline (Independence Pipeline Project) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $675 million.1 If the Independence Pipeline Project is not constructed, SIP's share of the development costs (including SIP's investment in Independence Pipeline Company) is estimated not to exceed $9.0 - $13.0 million.

Exploration and Production
--------------------------

The Exploration and Production segment capital expenditures for the three months ended December 31, 1998 included approximately $20.8 million for Seneca's offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acqusition costs and geological and geophysical expenditures. Offshore drilling was concentrated on Vermilion 309, Galveston 239, Vermilion 252/253, Brazos 414S and Brazos 375. Offshore construction occurred primarily at West Delta 78 and Vermilion 309. Lease acquisition costs resulted from successful bidding on six state of Texas tracts in the Gulf of Mexico. Offshore geological and geophysical expenditures were made for purchases of 3-D seismic data.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         The remaining $11.2 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas, Alabama and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data and fixed asset purchases.

International
-------------

The majority of the International segment capital expenditures were made by PSZT for the construction of new fluidized-bed boilers at its district heating and power generation plant to comply with stricter clean air standards. Short-term borrowings and cash from operations were used to finance these capital expenditures.

Other Nonregulated
------------------

Other Nonregulated capital expenditures consisted primarily of land and timber purchases for Seneca's timber operations, as well as the installation of new equipment for Highland's sawmill and kiln operations.

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

Consolidated short-term debt increased by $65.9 million during the first three months of fiscal 1999. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures, other investments and/or acquisitions and working capital needs. In addition, the Company considers supplier refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         At December 31, 1998, the Company had $200.0 million of debentures and/or medium-term notes remaining unissued and registered with the SEC under a shelf registration filed pursuant to the Securities Act of 1933. In March 1998, the Company obtained authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue, in the aggregate, long-term debt securities and equity securities amounting to $2.0 billion during the order's authorization period, which extends to December 31, 2002.

         The Company's indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt basically is indebtedness maturing, or extendable to, more than one year after the date of issuance. Because of the impairment of oil and gas properties recorded by the Company in March 1998, these covenants will restrict the Company's ability to issue

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


substantial amounts of additional funded debt, with certain exceptions, until the third quarter of fiscal 1999. This will not, however, limit the Company's issuance of funded debt to refund existing funded debt. The Company has $100.0 million of 5.58% medium-term notes coming due March 1, 1999. It is the intention of the Company to refund this debt with $100.0 million of medium-term notes in late February 1999.1

         The Company has adequate financing resources available to meet expected operating and capital requirements.1 At December 31, 1998, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $357.8 million of short-term debt.

         The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, at this time, none of this litigation and none of these regulatory matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.1

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 of the Company's 1998 Form 10-K. The following discussion is an update to that disclosure.

Energy Commodity Price Risk

Certain of the Company's non-regulated subsidiaries (primarily Seneca and NFR) utilize various derivative financial instruments (derivatives), including price swap agreements and exchange-traded futures and options, as part of the Company's overall energy commodity price risk management strategy. The following table summarizes the natural gas price swap agreements in effect at December 31, 1998. The table does not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the natural gas price swap agreements.

Natural Gas Price Swap Agreements
---------------------------------
                                                  Expected
                                               Maturity Dates
                                               --------------

                                            Fiscal         Fiscal
                                             1999           2000       Total
                                            ------         ------      -----

Notional Quantities (Equivalent Bcf)         13.3           2.4       15.7
Weighted Average Fixed Rate (per Mcf)        $2.41         $2.37      $2.41
Weighted Average Variable Rate (per Mcf)*    $2.19         $2.19      $2.19

*Index prices at December 31, 1998. These prices do not represent the final prices at which the swap agreements will be settled.

At December 31, 1998, Seneca would have received approximately $4.9 million to terminate the natural gas price swap agreements in effect at that date.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         During the quarter ended December 31, 1998, the Company entered into additional crude oil price swap agreements containing written call options. The following table summarizes the crude oil swap agreements in effect at December 31, 1998. The table does not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the crude oil price swap agreements.

Crude Oil Price Swap Agreements
-------------------------------

                                 Expected Maturity Dates
                                 -----------------------

                              Fiscal       Fiscal      Fiscal
                               1999         2000        2001       Total
                              ------       ------      ------      -----

Notional Quantities
   (Equivalent bbls)          546,000      732,000    184,000    1,462,000
Weighted Average
   Fixed Rate (per bbl)        $18.00       $18.00     $18.00       $18.00
Weighted Average
   Variable Rate (per bbl)     $12.50       $12.50     $12.50       $12.50

           Under the terms of the crude oil price swap agreements shown above, which cover calendar 1999 and calendar 2000, Seneca receives payments from the counterparty when the average NYMEX crude oil price falls below a fixed price of $18.00 per bbl, such payments being subject to a floor price of $12.50 per bbl. The average NYMEX price was below $12.50 per bbl at December 31, 1998.

           In calendar 1999, if the crude oil price per the NYMEX exceeds $18.00 per bbl, Seneca must pay the counterparty the price differential multiplied by two times the notional quantity. Furthermore, the counterparty has been given a call option based on NYMEX natural gas prices for calendar 1999. The notional amount of the call option for calendar 1999 is 10.4 Bcf equivalent at a weighted average strike price of $2.76 per Mcf.

           In calendar 2000, if the crude oil price per the NYMEX exceeds $18.00 per bbl, Seneca must pay the counterparty the price differential. Seneca would also owe the counterparty an additional payment based on one of two additional payment calculations, whichever is greater. If both additional payment calculations are equal in value, only one of the additional payments would be made. The additional payment calculations are as follows:

           1) Excess of the crude oil NYMEX price over $18.00 per bbl times the notional quantity, or

           2) A call option for the counterparty based on NYMEX natural gas prices for calendar 2000. The notional amount of the call option for calendar 2000 is 13.9 Bcf equivalent at a weighted average strike price of $2.62 per Mcf.

           At December 31, 1998, Seneca would have receieved approximately $4.4 million to terminate the crude oil price swap agreements outstanding at that date. However, Seneca would have paid approximately $2.9 million to settle the natural gas call options outstanding at that date.

           To protect itself in the event that crude oil prices should exceed $18.00 per bbl, Seneca has purchased call options with a strike price of $20.00 per bbl covering the period of July 1999 through September 2000. The notional amount of these call options is 1,832,000 bbls. Seneca paid approximately $0.4 million to purchase the call options.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date at December 31, 1998 for exchange-traded futures contracts utilized by NFR to manage natural gas price risk. The table does not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the futures contracts.

Exchange-Traded Futures Contracts
---------------------------------
                                                  Expected
                                                Maturity Dates
                                                --------------
                                            Fiscal        Fiscal
                                             1999          2000        Total
                                            ------        ------       -----

Contract Volumes Purchased (Equivalent Bcf)   5.8          3.8          9.6
Weighted Average Contract Price
         (per Mcf)                           $2.78        $2.57        $2.69
Weighted Average Settlement Price
         (per Mcf)                           $2.04        $2.38        $2.17


           At December 31, 1998, NFR would have paid approximately $5.5 million to settle the exchange-traded futures outstanding at that date.

         The following table discloses the net notional quantities and weighted average strike prices by expected maturity dates at December 31, 1998 for exchange-traded options utilized by NFR to manage natural gas price risk. The table does not reflect the earnings impact of the physical transactions that would offset any financial gains or losses that might arise if an option were to be exercised.

Exchange-Traded Options
-----------------------
                                                        Expected
                                                      Maturity Dates
                                                      --------------
                                                          Fiscal
                                                           1999
                                                          ------

Option Volumes Purchased (Sold)(Equivalent Bcf)            (2.8)
Weighted Average Strike Price
         (per Mcf)                                         $2.84

           At December 31, 1998, NFR would have paid approximately $0.6 million to settle the exchange-traded options outstanding at that date.

Exchange Rate Risk

         Horizon's investment (through intermediate subsidiaries) in the Czech Republic is valued in Czech Korunas, and as such, this investment is subject to currency exchange risk when the Czech Korunas are translated into U.S. Dollars. During the three months ended December 31, 1998, the Czech Koruna increased in value in relation to the U.S. dollar, resulting in a $0.1 million positive adjustment to the Cumulative Translation Adjustment. Further valuation changes to the Czech Koruna would result in corresponding positive or negative adjustments to the Cumulative Translation Adjustment. Management cannot predict whether the Czech Koruna will increase or decrease in value against the U.S. Dollar.1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


RATE MATTERS

Utility Operation.


New York Jurisdiction
On October 21, 1998, the PSC approved a rate plan for Distribution Corporation for the period beginning October 1, 1998 and ending September 30, 2000. The plan is the result of a settlement agreement entered into by Distribution Corporation, Staff for the PSC (Staff), Multiple Intervenors (an advocate for large industrial customers) and the State Consumer Protection Board. Under the plan, Distribution Corporation's rates are reduced by $7.2 million, or 1.1%. In addition, customers will receive up to $6.0 million in bill credits, disbursed volumetrically over the two year term, reflecting a predetermined share of excess earnings under a 1996 settlement. An allowed return on equity of 12%, above which 50% of additional earnings are shared with the customers, is maintained from the 1996 settlement. Finally, the rate plan also provides that $7.2 million of 1999 revenues will be set aside in a special reserve to be applied against Distribution Corporation's incremental costs resulting from the PSC's gas restructuring effort further described below.

         On November 3, 1998, the PSC issued its Policy Statement Concerning the
                                                 -------------------------------
Future of the  Natural  Gas  Industry  in New York  State and Order  Terminating
--------------------------------------------------------------------------------
Capacity  Assignment  (Policy  Statement).  The Policy  Statement sets forth the
--------------------
PSC's "vision" on "how best to ensure a competitive market for natural gas in New York." That vision includes the following goals:

         (1)  Effective   competition  in  the  gas  supply  market  for  retail
              customers;

         (2)  Downward pressure on customer gas prices;

         (3)  Increased customer choice of gas suppliers and service options;

         (4)  A provider of last resort (not necessarily the utility);

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

         The Policy Statement provides that the most effective way to establish a competitive market in gas supply is "for local distribution companies to cease selling gas." The PSC hopes to accomplish that objective over a three-to-seven year transition period, taking into account "statutory requirements" and the individual needs of each local distribution company (LDC). The Policy Statement directs Staff to schedule "discussions" with each LDC on an "individualized plan that would effectuate our vision." In preparation for negotiations, LDCs will be required to address issues such as a strategy to hold new capacity contracts to a minimum, a long-term rate plan with a goal

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


of reducing or freezing rates, and a plan for further unbundling. In addition, Staff was instructed to hold collaborative sessions with multiple parties to discuss generic issues including reliability and market power regulation.

         As  of  February   1,  1999,   Staff  has   convened  a  multitude   of
collaboratives, proceedings and discussions on various issues relating to restructuring, including reliability of service, billing and allocation of stranded costs. Distribution Corporation is participating in all facets of Staff's effort.

         The PSC's Order  Terminating  Capacity  Assignment,  included  with th
                   ----------------------------------------
Policy Statement, directed the state's LDCs to file proposed tariffs, by no later than February 1, 1999, revising the current requirement that marketers take assignment of an allocation of upstream capacity for each customer that elects to purchase gas from a marketer other than the LDC. Although the order states that the so-called "mandatory assignment" feature of aggregation service is terminated effective April 1, 1999, LDCs are permitted to show that their individual circumstances may warrant continuation of the requirement. The order also recognizes that LDCs with intermediate pipelines, like Distribution Corporation, could present "unique cost and reliability issues which require further consideration." The order provides that to the extent all or part of an LDC's mandatory assignment authority is indeed terminated, there will be a reasonable opportunity to recover stranded costs.1

         On February 1, 1999,  Distribution  Corporation  filed  revised  tariff
sheets  in  compliance   with  the  Order   Terminating   Capacity   Assignment.
                                    -------------------------------------------
Distribution Corporation's compliance filing is designed to comply with the PSC's directives and operate in the same manner as the company's "System Wide Energy Select" program approved for the Pennsylvania Division (described below). Toward that end, the compliance filing, if approved, will partially terminate the mandatory capacity requirement, as directed by the PSC, and provide as follows:

         1) Marketers will be required to take mandatory assignment of Distribution Corporation's upstream capacity to serve only 36% of the marketers' aggregated retail load (as opposed to the current 100% requirement). This piece of the capacity requirement will include storage.

         2) Distribution Corporation will retain upstream capacity needed to meet 25% of each marketer's aggregated retail load. Charges for such retained capacity will be billed by Distribution Corporation directly to the retail customers (by a surcharge included in the transportation rate).

         3) The remaining 39% of each marketer's aggregated retail load will be served by the marketer's capacity.

         To the extent any stranded pipeline costs are generated by the above proposal, they would be recovered in entirety from firm service customers through a stranded pipeline cost surcharge mechanism.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


         The proposed effective date for the compliance filing is April 1, 1999. Distribution Corporation cannot ascertain an outcome at this time. It is expected that Distribution Corporation will meet with Staff and other interested parties to negotiate the terms and conditions contained in the February 1, 1999 filing.

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

         On February 11, 1999, Distribution Corporation's System Wide Energy Select tariff was approved by the PaPUC for an effective date of February 12, 1999. This program is intended to expand the Energy Select pilot program described above to apply across Distribution Corporation's entire Pennsylvania service territory. The plan borrows many features of the Energy Select pilot, but several important changes were adopted. Most significantly, the new program will include Distribution Corporation as a choice for retail consumers, in furtherance of Distribution Corporation's objective to remain a merchant. Also departing from the pilot scheme, Distribution Corporation will resume its role as provider of last resort, and will maintain customer contact by providing a billing service on its own behalf and, as an option, for participating marketers. Finally, the System Wide Energy Select program addresses upstream capacity requirements in a manner substantially similar to the method proposed for Distribution Corporation's New York compliance filing, described above.

         A gas restructuring bill (Senate Bill No. 943) was introduced in the Pennsylvania General Assembly in 1997 proposing to amend the Public Utility Code to allow all retail customers, including residential, the ability to choose their own gas supplier. Senate Bill No. 943 has not yet been enacted into law. However, in December 1997, the Chairman of the PaPUC convened a collaborative of gas industry interests to develop a consensus bill using Senate Bill No. 943 as the starting point. As a member of the utility interest group, Distribution
Corporation is and will continue to be an active participant in the collaborative.1 Distribution Corporation is not able to predict the outcome of the bill.

         Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


Pipeline and Storage.

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Its last case was settled with the FERC in February 1996. As part of that settlement, Supply Corporation agreed not to seek recovery of revenues related to certain terminated service from storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Supply Corporation has been successful in marketing and obtaining executed contracts for such terminated storage service (at discounted rates) and expects to continue obtaining executed contracts for additional terminated storage service as it arises.1

OTHER MATTERS

Environmental Matters.

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $10.9 million to $11.9 million.1 At December 31, 1998, Distribution Corporation has recorded the minimum liability of $10.9 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at December 31, 1998 includes related regulatory assets in the amount of approximately $11.7 million.

         The Company, in its international operations in the Czech Republic, is in the process of constructing new fluidized-bed boilers at the district heating and power generation plant of PSZT to comply with certain clean air standards mandated by the Czech Republic government. Capital expenditures related to this construction incurred by PSZT for the three months ended December 31, 1998 were approximately $5.5 million. An additional $30.1 million is budgeted for this construction for the rest of 1999.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1998 Form 10-K.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


Year 2000 Readiness Disclosure.

Numerous media reports have heightened concern that information technology computer systems, software programs and semiconductors may not be capable of recognizing dates after the Year 2000 because such systems use only two digits to refer to a particular year. Such systems may read dates in the Year 2000 and thereafter as if those dates represent the year 1900 or thereafter and in certain instances, such systems may fail to function properly.

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

A. Mainframe  Corporate  Business  Applications  Developed and Maintained by the
Company: A detailed plan and impact analysis was conducted in 1996-1997 to determine the extent of Year 2000 implications on the Company's mainframe-based computer systems. The remediation and testing in this area are 98 percent complete and are expected to be fully completed by March 31, 1999.1

B. Personal Computer Business Applications Software Developed and Supported by the Company: The Company has retained a consulting firm to perform a detailed impact analysis of the personal computer business application systems supported by the Company's Information Services Department. The firm is in the process of correcting Year 2000 problems identified by its analysis. Certain applications identified by the consulting firm as potentially problematic have been retired and replaced with Year 2000 compliant applications. The required changes and testing for these applications are complete.1

C. Vendor-Supplied Software, Hardware, and Services for Corporate Business Applications Supported by the Company: This category includes all mainframe infrastructure products as well as all PC client / server software and hardware. The Company has sent letters to its vendors asking if their products and services will continue to perform as expected after January 1, 2000. These vendors are responsible for approximately 200 products and services associated with corporate computer applications. The Company has received responses from all vendors which the Company believes supply critical hardware, software, date-sensitive embedded chips and related computer services. The Company expects to complete testing and implementation of the vendor-supplied Year 2000 compliant products and services by April 30, 1999.1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


D. Vendor-Supplied Products and Services Used on a Corporate Wide Basis: This category includes the critical products and services that are used by multiple departments within the Company including all products containing embedded chips which might be date sensitive. The Company has sent letters to the primary vendors who provide these products and services to the Company, requesting Year 2000 compliance plans. The Company is monitoring their responses and incorporating them into the Company's overall Year 2000 project and contingency plans. The Company expects to complete testing and implementation of the products and services of these vendors by March 31, 1999 (reference is made to the "Risks" section below).1

E. User-Department Maintained Business Applications: The Company uses certain business software applications that were either built in-house or vendor-supplied and subsequently maintained by individual departments of the Company. The scope of such applications includes, but is not limited to, spreadsheets, databases, vendor provided products and services and embedded process controls. A corporate wide Year 2000 task force is in place and has established a process to identify and resolve Year 2000 problems in this area. This task force meets on a monthly basis to coordinate ongoing activities and report on the project status. Providers of critical products and services have been identified and the Company has sent letters requesting their Year 2000 compliance plans. Responses are being monitored and incorporated into the Year 2000 planning of the various departments. All applications and services under this category are expected to be Year 2000 ready by April 30, 1999.1

Cost
The cost of upgrading both vendor supplied and internally developed systems and services is being expensed as incurred. Management estimates that such cost will total approximately $2.2 million, of which approximately $1.4 million has been incurred to date and $0.8 million remains to be spent.1

Risks
The Company's main concern is to ensure the safe and reliable production and delivery of natural gas and Company-provided services to its customers. Based on the efforts discussed above, the Company expects to be able to operate its own facilities without interruption and continue normal operation in Year 2000 and beyond.1 However, the Company has no control over the systems and services used by third parties with whom it interfaces. While the Company has placed its major third parties on notice that the Company expects their products and services to perform as expected after January 1, 2000, the Company cannot predict with accuracy the actual adverse consequences to the Company that could result if such third parties are not Year 2000 compliant.1 The widespread failure of electric, telecommunication, and upstream gas supply could potentially affect gas service to utility customers, and the Company is pursuing contingency plans to avoid such disruptions.

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

Contingency Planning
The Company formed its Corporate Year 2000 task force in mid-1997. The primary function of this group is to: (1) raise awareness of the Year 2000 issue within the Company, (2) facilitate identification and remediation of Year 2000 potential problems within the Company, and (3) facilitate and develop corporate contingency plans. The group is comprised of middle to senior level managers and Company executives. The Company's main thrust at present in contingency planning is identification and prioritization of the potential risks posed by Year 2000 failures outside of the Company's control. All departments and subsidiaries have submitted lists of potential risks, which are now being prioritized, in relation to the overall corporation, in the order of human safety, reliability/delivery of Company services and administrative services. The Company has existing disaster/contingency plans to deal with operational gas supply or delivery problems, loss of the corporate data center, and loss of the corporate customer telephone centers. These plans are being reviewed to address failures resulting from Year 2000 problems created or occurring outside of the Company (i.e. loss of electricity, telephone service, etc.). The Company expects to have its Year 2000 contingency plans completed by mid-September 1999.1 The Company has selected this date as opposed to one in early 1999 so that the contingency plans are current and operational and that the Company will be able to use them immediately, if required.1

Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including without limitation those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Cont.)
          -----------------------------


accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Refer  to  the  "Market  Rate  Sensitive   Instruments"  section  in  Item  2  -
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information
---------------------------

Item 2.   Changes in Securities
          ---------------------

On October 1, 1998, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' services as directors during the quarter ended December 31, 1998, pursuant to the Company's Retainer Policy for Non-Employee Directors.

         These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 --------           ----------------------

                   (10)             Material Contracts

                   10.1 Amendment Number 2 to the National Fuel Gas Company Tophat Plan, dated December 10, 1998

                   10.2             Amendments  to the National Fuel Gas Company
                                    and  Participating   Subsidiaries  Executive
                                    Retirement Plan, dated December 10, 1998

                   10.3 Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated, effective December 10, 1998

                   (12)             Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1998 and the Fiscal Years Ended September 30, 1994 through 1998.

                   (27)             Financial Data Schedules

                   27.1 Financial Data Schedule for the Three Months Ended December 31, 1998.

                   27.2 Financial Data Schedule, as Restated, for the Twelve Months Ended September 30, 1998.

                   (99)             National   Fuel  Gas  Company   Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended December 31, 1998 and 1997.

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

                                          NATIONAL FUEL GAS COMPANY
                                          -------------------------
                                                 (Registrant)





                                          /s/Joseph P. Pawlowski
                                          ---------------------------------
                                          Joseph P. Pawlowski
                                          Treasurer and
                                          Principal Accounting Officer













Date:  February 16, 1999
       -----------------


EXHIBIT INDEX
                                   (Form 10Q)


Exhibit 10.1 Amendment Number 2 to the National Fuel Gas Company Tophat Plan, dated December 10, 1998

Exhibit 10.2 Amendments to the National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated December 10, 1998

Exhibit 10.3        `      Administrative Rules of the Compensation Committee
                           of the Board of Directors of National Fuel Gas
                           Company, as amended and restated, effective
                           December 10, 1998

Exhibit 12 Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1998 and the Fiscal Years Ended September 30, 1994 through 1998

Exhibit 27.1               Financial Data Schedule for the Three Months Ended
                           December 31, 1998

Exhibit 27.2 Financial Data Schedule, as Restated, for the Twelve Months Ended September 30, 1998

Exhibit 99 Consolidated Statement of Income of National Fuel Gas Company for the Twelve Months Ended December 31, 1998 and December 31, 1997