Form 10-Q
period 1999-03-31
NATIONAL FUEL GAS CO
filed 1999-05-14
CIK 70145

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


                  For the Quarterly Period Ended March 31, 1999
                                                 --------------


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

              Common stock, $1 par value, outstanding at April 30, 1999:
              38,700,958 shares.

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
                      Utility Constructors, Inc. (UCI)

                                      INDEX

               Part I. Financial Information                           Page
               -----------------------------                           ----

Item 1.  Financial Statements

             a.   Consolidated Statements of Income and Earnings
                  Reinvested in the Business - Three Months and
                  Six Months Ended March 31, 1999 and 1998             4 - 5

             b.   Consolidated Balance Sheets - March 31, 1999 and
                  September 30, 1998                                   6 - 7

             c.   Consolidated Statements of Cash Flows - Six
                  Months Ended March 31, 1999 and 1998                   8

             d.   Consolidated Statements of Comprehensive
                  Income - Three Months and Six Months
                  Ended March 31, 1999 and 1998                          9

             e.   Notes to Consolidated Financial Statements          10 - 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          17 - 39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     39

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                               *

Item 2.  Changes in Securities                                          39

Item 3.  Defaults Upon Senior Securities                                 *

Item 4.  Submission of Matters to a Vote of Security Holders          39 - 40

Item 5.  Other Information                                               *

Item 6.  Exhibits and Reports on Form 8-K                               40

Signature                                                               41

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

Part I. - Financial Information
-------------------------------

Item 1.   Financial Statements
          --------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                        Three Months Ended
                                                            March 31,
                                                        -------------------
                                                        1999          1998
                                                        ----          ----
(Thousands of Dollars, Except Per
  Common Share Amounts)
INCOME
Operating Revenues                                     $483,404      $456,441
                                                       --------      --------

Operating Expenses
  Purchased Gas                                         201,818       188,874
  Fuel Used in Heat and Electric Generation              17,807        14,176
  Operation                                              77,151        86,323
  Maintenance                                             6,064         6,561
  Property, Franchise and Other Taxes                    30,683        30,680
  Depreciation, Depletion and Amortization               31,726        26,798
  Impairment of Oil and Gas Producing Properties              -       128,996
  Income Taxes - Net                                     34,680        (9,739)
                                                       --------      --------
                                                        399,929       472,669
                                                       --------      --------

Operating Income (Loss)                                  83,475       (16,228)
Other Income                                              1,575        25,594
                                                       --------      --------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries              85,050         9,366
                                                       --------      --------

Interest Charges
  Interest on Long-Term Debt                             16,083        11,115
  Other Interest                                          6,198        17,111
                                                       --------      --------
                                                         22,281        28,226
                                                       --------      --------

Minority Interest in Foreign Subsidiaries                (1,624)       (2,402)
                                                       --------      --------

Net Income (Loss) Available for Common Stock             61,145       (21,262)

EARNINGS REINVESTED IN THE BUSINESS

Balance at January 1                                    448,433       484,431
                                                       --------      --------
                                                        509,578       463,169
Dividends on Common Stock
 (1999 - $.45; 1998 - $.435)                             17,345        16,604
                                                       --------      --------

Balance at March 31                                    $492,233      $446,565
                                                       ========      ========

Earnings (Loss) Per Common Share:
  Basic                                                  $ 1.58        $(0.56)
                                                         ======        ======
  Diluted                                                $ 1.57           N/A
                                                         ======        ======

Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                          38,609,655    38,263,632
                                                     ==========    ==========
  Used In Diluted Calculation                        38,876,685           N/A
                                                     ==========    ==========

N/A - Not applicable due to antidilution

                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
(Thousands of Dollars, Except Per
  Common Share Amounts)
INCOME
Operating Revenues                                      $823,826      $827,462
                                                        --------      --------

Operating Expenses
  Purchased Gas                                          312,824       353,141
  Fuel Used in Heat and Electric Generation               37,781        18,510
  Operation                                              152,422       151,837
  Maintenance                                             11,647        12,907
  Property, Franchise and Other Taxes                     52,688        54,891
  Depreciation, Depletion and Amortization                63,575        57,918
  Impairment of Oil and Gas Producing Properties               -       128,996
  Income Taxes - Net                                      52,580        13,210
                                                        --------      --------
                                                         683,517       791,410
                                                        --------      --------
Operating Income                                         140,309        36,052
Other Income                                               6,317        26,762
                                                        --------      --------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries              146,626        62,814
                                                        --------      --------

Interest Charges
  Interest on Long-Term Debt                              33,450        22,562
  Other Interest                                          11,525        21,151
                                                        --------      --------
                                                          44,975        43,713
                                                        --------      --------
Minority Interest in Foreign Subsidiaries                 (2,888)       (2,829)
                                                        --------      --------

Income Before Cumulative Effect                           98,763        16,272
Cumulative Effect of Change in Accounting for Depletion        -        (9,116)
                                                        --------      --------
Net Income Available for Common Stock                     98,763         7,156

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                     428,112       472,595
                                                        --------      --------
                                                         526,875       479,751
Dividends on Common Stock
 (1999 - $.90; 1998 - $.87)                               34,642        33,186
                                                        --------      --------
Balance at March 31                                     $492,233      $446,565
                                                        ========      ========

Basic Earnings Per Common Share:
  Income Before Cumulative Effect                          $2.56        $ 0.43
  Cumulative Effect of Change in Accounting for Depletion      -         (0.24)
                                                           -----        ------
  Net Income Available for Common Stock                    $2.56        $ 0.19
                                                           =====        ======
Diluted Earnings Per Common Share:
  Income Before Cumulative Effect                          $2.54        $ 0.42
  Cumulative Effect of Change in Accounting for Depletion      -         (0.24)
                                                           -----        ------
  Net Income Available for Common Stock                    $2.54        $ 0.18
                                                           =====        ======

Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                           38,568,349    38,230,331
                                                      ==========    ==========
  Used in Diluted Calculation                         38,911,856    38,673,312
                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                     March 31,
                                                       1999    September 30,
                                                   (Unaudited)      1998
                                                   -----------  ------------
                                                     (Thousands of Dollars)
ASSETS
Property, Plant and Equipment                      $3,244,599    $3,186,853
   Less - Accumulated Depreciation, Depletion
     and Amortization                                 976,052       938,716
                                                   ----------    ----------
                                                    2,268,547     2,248,137
                                                   ----------    ----------
Current Assets
   Cash and Temporary Cash Investments                 34,572        30,437
   Receivables - Net                                  205,393        82,336
   Unbilled Utility Revenue                            38,366        15,403
   Gas Stored Underground                               9,567        31,661
   Materials and Supplies - at average cost            22,153        24,609
   Unrecovered Purchased Gas Costs                          -         6,316
   Prepayments                                         31,279        19,755
                                                   ----------    ----------
                                                      341,330       210,517
                                                   ----------    ----------

Other Assets
   Recoverable Future Taxes                            88,303        88,303
   Unamortized Debt Expense                            22,326        22,295
   Other Regulatory Assets                             41,760        41,735
   Deferred Charges                                     8,957         8,619
   Other                                               77,140        64,853
                                                   ----------    ----------
                                                      238,486       225,805
                                                   ----------    ----------

                                                   $2,848,363    $2,684,459
                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                           Consolidated Balance Sheets


                                                     March 31,
                                                       1999     September 30,
                                                   (Unaudited)      1998
                                                   -----------  -------------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 38,640,515 Shares and
    38,468,795 Shares, Respectively                $   38,641    $   38,469
   Paid in Capital                                    424,240       416,239
   Earnings Reinvested in the Business                492,233       428,112
   Cumulative Translation Adjustment                  (11,780)        7,265
                                                   ----------    ----------
Total Common Stock Equity                             943,334       890,085
Long-Term Debt, Net of Current Portion                724,920       692,669
                                                   ----------    ----------
Total Capitalization                                1,668,254     1,582,754
                                                   ----------    ----------

Minority Interest in Foreign Subsidiaries              23,622        25,479
                                                   ----------    ----------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial paper                                  362,100       326,300
   Current Portion of Long-Term Debt                  160,111       216,929
   Accounts Payable                                    47,213        59,933
   Amounts Payable to Customers                         8,216         5,781
   Other Accruals and Current Liabilities             163,267        80,480
                                                   ----------    ----------
                                                      740,907       689,423
                                                   ----------    ----------

Deferred Credits
   Accumulated Deferred Income Taxes                  273,030       258,222
   Taxes Refundable to Customers                       18,404        18,404
   Unamortized Investment Tax Credit                   11,948        11,372
   Other Deferred Credits                             112,198        98,805
                                                   ----------    ----------
                                                      415,580       386,803
                                                   ----------    ----------
Commitments and Contingencies                               -             -
                                                   ----------    ----------

                                                   $2,848,363    $2,684,459
                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
                                                       (Thousands of Dollars)
OPERATING ACTIVITIES
   Net Income Available for Common Stock               $ 98,763      $  7,156
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Cumulative Effect of Change in Accounting
           for Depletion                                      -         9,116
         Impairment of Oil and Gas Producing Properties       -       128,996
         Depreciation, Depletion and Amortization        63,575        57,918
         Deferred Income Taxes                           18,754       (48,890)
         Minority Interest in Foreign Subsidiaries        2,888         2,829
         Other                                            2,254        (1,074)
         Change in:
           Receivables and Unbilled Utility Revenue    (149,227)     (100,862)
           Gas Stored Underground and Materials and
            Supplies                                     23,778        23,518
           Unrecovered Purchased Gas Costs                6,316          (340)
           Prepayments                                  (11,539)      (19,134)
           Accounts Payable                             (11,436)      (18,249)
           Amounts Payable to Customers                   2,435        (6,812)
           Other Accruals and Current Liabilities        82,734        84,603
           Other Assets                                  (7,762)       (2,798)
           Other Liabilities                             13,531         6,680
                                                       --------      --------
Net Cash Provided by
 Operating Activities                                   135,064       122,657
                                                       --------      --------

INVESTING ACTIVITIES
   Capital Expenditures                                (116,350)     (220,889)
   Investment in Subsidiaries, Net of Cash
     Acquired                                                 -       (75,963)
   Other                                                 (3,543)          353
                                                       --------      --------
Net Cash Used in Investing Activities                  (119,893)     (296,499)
                                                       --------      --------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial
    Paper                                                35,800       281,593
   Net Proceeds from Issuance of Long-Term Debt          98,736             -
   Reduction of Long-Term Debt                         (114,334)      (52,323)
   Dividends Paid on Common Stock                       (34,559)      (33,131)
   Proceeds from Issuance of Common Stock                 4,761         2,387
                                                       --------      --------
Net Cash Provided by (Used in)
 Financing Activities                                    (9,596)      198,526
                                                      ---------      --------

Effect of Exchange Rates on Cash                         (1,440)            -
                                                      ---------      --------

Net Increase in Cash and
 Temporary Cash Investments                               4,135        24,684

Cash and Temporary Cash Investments at October 1         30,437        14,039
                                                       --------      --------

Cash and Temporary Cash Investments at March 31        $ 34,572      $ 38,723
                                                       ========      ========

                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Comprehensive Income
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1999          1998
                                                        ----          ----
                                                      (Thousands of Dollars)

Net Income (Loss) Available for Common Stock          $ 61,145      $(21,262)

Other Comprehensive Income (Loss), Net of Tax:
  Cumulative Translation Adjustment                    (19,175)        3,213
                                                      --------      --------

Comprehensive Income (Loss) Available for
  Common Stock                                        $ 41,970      $(18,049)
                                                      ========      ========



                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
                                                       (Thousands of Dollars)

Net Income Available for Common Stock                 $ 98,763      $  7,156

Other Comprehensive Income (Loss), Net of Tax:
  Cumulative Translation Adjustment                    (19,045)          910
                                                      --------      --------

Comprehensive Income Available for
  Common Stock                                        $ 79,718      $  8,066
                                                      ========      ========

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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1998, 1997 and 1996, that are included in the Company's combined Annual Report to Shareholders/Form 10-K for 1998. The fiscal 1999 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year.

           The earnings for the six months ended March 31, 1999 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 1999. Most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause included in Distribution Corporation's New York tariff. The weather normalization clause is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a weather normalization clause. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

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

         ----------------------------


Oil and Gas Exploration and Development Costs. Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting as prescribed by the Securities and Exchange Commission (SEC). Due to significant declines in oil prices in 1998, Seneca's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling at March 31, 1998. Seneca was required to recognize an impairment of its oil and gas producing properties in the quarter ended March 31, 1998. This charge amounted to $129.0 million (pretax) and reduced net income for the quarter and six months ended March 31, 1998 by $79.1 million ($2.07 per common share, basic; $2.05 per common share, for the six months ended March 31, 1998, on a diluted basis).

Consolidated  Statements  of  Cash  Flows.  For  purposes  of  the  Consolidated
Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 1999 and 1998, amounted to $45.5 million and $30.5 million, respectively. Income taxes paid during the six months ended March 31, 1999 and 1998 amounted to $18.6 million and $40.4 million, respectively. During the six months ended March 31, 1999, the Company received a $1.0 million refund of taxes and interest from the Internal Revenue Service (IRS) stemming from the final settlement of the audits of years 1977-1994. During the six months ended March 31, 1998, the Company received a $6.2 million refund of taxes and interest from the IRS stemming from the aforementioned settlement.

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

         ----------------------------


Note 2 - Income Taxes

           The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1999        1998
                                                           ----        ----

Operating Expenses:
  Current Income Taxes -
   Federal                                               $26,213     $52,235
   State                                                   4,513       5,242

  Deferred Income Taxes -
   Federal                                                16,861     (43,750)
   State                                                   1,700      (5,140)

  Foreign Income Taxes                                     3,293       4,623
                                                         -------     -------
                                                          52,580      13,210

Other Income:
  Deferred Investment Tax Credit                            (332)       (305)
Minority Interest in Foreign Subsidiaries                   (832)     (1,457)
Cumulative Effect of Change in Accounting                      -      (5,736)
                                                         -------     -------

Total Income Taxes                                       $51,416     $ 5,712
                                                         =======     =======

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                           1999        1998
                                                           ----        ----

Net income available for common stock                   $ 98,763    $  7,156
Total income taxes                                        51,416       5,712
                                                        --------    --------

Income before income taxes                              $150,179    $ 12,868
                                                        ========    ========

Income tax expense, computed at
 statutory rate of 35%                                  $ 52,563    $  4,504

Increase (reduction) in taxes resulting from:
  State income taxes                                       4,038          66
  Depreciation                                             1,037       1,225
  Prior years tax adjustment                              (1,309)      3,200
  Foreign tax in excess of (less than)
    statutory rate                                        (2,898)       (107)
  Miscellaneous                                           (2,015)     (3,176)
                                                        --------    --------

  Total Income Taxes                                    $ 51,416    $  5,712
                                                        ========    ========

         ----------------------------


           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                At March 31, 1999     At September 30, 1998
                                -----------------     ---------------------

Deferred Tax Liabilities:
  Abandonments                       $ 18,797                 $ 15,545
  Excess of tax over book
   depreciation                       138,948                  132,138
  Exploration and
   intangible well
   drilling costs                     160,749                  147,795
  Other                                40,168                   42,109
                                     --------                 --------
    Total Deferred Tax
     Liabilities                      358,662                  337,587
                                     --------                 --------

Deferred Tax Assets:
  Overheads capitalized
   for tax purposes                   (23,999)                 (22,484)
  Other                               (61,633)                 (56,881)
                                     --------                 --------
    Total Deferred Tax
     Assets                           (85,632)                 (79,365)
                                     --------                 --------

    Total Net Deferred
     Income Taxes                    $273,030                 $258,222
                                     ========                 ========

           The primary issues related to Internal Revenue Service audits of the Company for the years 1977 - 1994 were settled during March 1998 with the settlement of remaining issues related to these same audits occurring in December 1998. Net income for the six months ended March 31, 1999 and 1998 were increased by approximately $3.9 and $5.0 million, respectively, as a result of interest, net of tax and other adjustments, related to these settlements.

Note 3 - Capitalization

Common Stock. During the six months ended March 31, 1999, the Company issued 61,710 shares of common stock under the Company's section 401(k) Plans, 56,560 shares to participants in the Company's Dividend Reinvestment Plan and 17,568 shares to participants in the Company's Customer Stock Purchase Plan. Additionally, 35,882 shares of common stock were issued under the Company's stock option and award plans, including 6,580 shares of restricted stock.

           On December 10, 1998, 615,500 stock options were granted at an exercise price of $46.0625 per share.

Shareholder Rights Plan. The Company's shareholder rights plan (the "Plan") was adopted in 1996, and is described in the Company's combined Annual Report to Shareholders/Form 10-K for the fiscal year ended September 30, 1998 at Note D (Capitalization) to the financial statements which are found in Item 8. The Plan has since been amended, and is now embodied in an Amended and Restated Rights Agreement which is included in this Form 10-Q as Exhibit 10-2. The amendment of the Plan was prompted in part by recent legal developments which called into question special voting rights, particularly in connection with the redemption of rights issued under shareholder rights plans, reserved for certain directors (often called "Continuing Directors" or, under the Plan, "Independent Directors").

         ----------------------------


           In September 1998, the Company's Board of Directors authorized the amendment of the Plan in several respects. First, all provisions conferring special voting rights on Independent Directors for any decisions would be replaced by a requirement that such decisions be made only upon the affirmative vote of three-fourths of the entire Board. Second, certain obligations of the Company under the Plan which may require prior regulatory approval would be so qualified. Third, the original ten-year term of the Plan would be extended for an additional two years. The Board also authorized the officers to make various other amendments to the Plan.

           These plan amendments were implemented effective April 30, 1999, by the execution of the Amended and Restated Rights Agreement.

Long-Term Debt. In February 1999, the Company issued $100.0 million of 6.0% medium-term notes due to mature in March 2009. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $98.7 million. The proceeds of this debt issuance were used to redeem $100.0 million of 5.58% medium-term notes which matured in March 1999.

           In March 1999, the Company redeemed $10.3 million of HarCor Energy, Inc.'s (HarCor) 14.875% Senior Secured Notes through an open market purchase. HarCor is a wholly-owned subsidiary of Seneca. The total cost of this redemption was $11.9 million, which included a redemption price of 110% and accrued interest.

Note 4 - Derivative Financial Instruments

           Seneca has entered into certain price swap agreements and call options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to its operating results. These agreements are not held for trading purposes.

           The price swap agreements call for Seneca to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas and crude oil production. At March 31, 1999, Seneca had natural gas price swap agreements covering a notional amount of 15.4 Bcf extending through fiscal 2000 at a weighted average fixed rate of $2.30 per Mcf. Seneca also had crude oil price swap agreements covering a notional amount of 1,282,000 bbls extending through calendar 2000 at a fixed rate of $18.00 per bbl. On the crude oil price swap agreements, any payments received by Seneca would be subject to a floor price of $12.50 per bbl. For calendar 1999, any payments made by Seneca under the crude oil price swap agreements would be calculated as the price differential above $18.00 multiplied by two times the notional quantity. For calendar 2000, any payments made by Seneca would revert to the price differential above $18.00 multiplied by the notional quantity.

         ----------------------------


           At March 31, 1999, Seneca had natural gas call options (sale position) covering a notional amount of 21.7 Bcf extending through fiscal 2001 at a weighted average strike price of $2.65 per Mcf. Seneca had crude oil call options (sale position) covering a notional amount of 732,000 bbls for calendar 2000 at a strike price of $18.00 per bbl. Seneca also had crude oil call options (purchase position) covering a notional amount of 1,832,000 bbls extending through fiscal 2000 at a strike price of $20.00 per bbl.

           Seneca had unrecognized gains of approximately $1.1 million related to its derivative financial instruments.

         Seneca recognized gains of $4.4 million and $5.9 million related to its price swap agreements during the quarter and six months ended March 31, 1999, respectively. During the quarter ended March 31, 1998, Seneca recognized net gains of $0.5 million related to its price swap agreements. For the six months ended March 31, 1998, Seneca recognized net losses of $7.8 million related to its price swap agreements. Gains or losses from these price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates.

           The Company is exposed to credit risk on the price swap agreements that Seneca has entered into as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by Seneca's counterparties of their contractual obligations pursuant to the price swap agreements. To mitigate such credit risk, before entering into a price swap agreement with a new counterparty, management performs a credit check and prepares a report indicating the results of the credit investigation. This report must be approved by Seneca's board of directors after which a Master Swap Agreement is executed between Seneca and the counterparty. On an ongoing basis, periodic reports are prepared by management to monitor counterparty credit exposure. In the case of the call options that Seneca purchased, the counterparty selected was one in which Seneca currently has a Master Swap Agreement, meaning that a credit investigation had been completed and continues to be monitored. Considering the procedures in place, the Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.

         NFR utilizes exchange-traded futures and options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At March 31, 1999, NFR had natural gas futures contracts related to gas purchase and sale commitments covering 11.8 Bcf of gas on a net basis extending through fiscal 2000 at a weighted average contract price of $2.22 per Mcf. NFR also had sold natural gas options related to gas purchase and sale commitments covering 0.3 Bcf of gas on a net basis extending through fiscal 2000 at a weighted average strike price of $2.14 per Mcf.

           Gains or losses from natural gas futures are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues in the Consolidated Statement of Income. At March 31, 1999, NFR had deferred losses of $1.4 million related to these futures contracts and options. NFR recognized net losses of $4.4 million related to futures contracts and options during the quarter ended March 31, 1999. For the quarter ended March 31, 1998, NFR recognized a loss of $25,000. NFR recognized net losses of $5.4 million related to futures contracts and options for the six months ended March 31, 1999. For the six months ended March 31, 1998, NFR recognized net

         ----------------------------


gains of $1.4 million. Since these futures contracts and options qualify and have been designated as hedges these net losses and gains were substantially offset by the related commodity transaction.

Note 5 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

         It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $10.0 million to $11.0 million. At March 31, 1999, Distribution Corporation has recorded the minimum liability of $10.0 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at March 31, 1999 includes related regulatory assets in the amount of approximately $12.0 million.

         The Company, in its international operations in the Czech Republic, is in the process of constructing new fluidized-bed boilers at the district heating and power generation plant of Prvni severozapadni teplarenska, a.s. (PSZT) to comply with certain clean air standards mandated by the Czech Republic government. Capital expenditures related to this construction incurred by PSZT for the six months ended March 31, 1999 were approximately $13.3 million. An additional $19.7 million is budgeted for this construction for the remainder of fiscal 1999.

         For further discussion, refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1998 Form 10-K.

Other. The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows, none of this litigation, and none of these regulatory matters, is expected to have a material adverse effect on the financial condition of the Company at this time.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


RESULTS OF OPERATIONS

Earnings.

           The Company's earnings were $61.1 million, or $1.58 per common share ($1.57 per common share on a diluted basis), for the quarter ended March 31, 1999. This compares with a loss of $21.3 million, or $0.56 per common share, for the quarter ended March 31, 1998. This loss includes a non-cash impairment of Seneca's oil and gas assets in the amount of $79.1 million (after-tax). Without this item, the earnings for the quarter ended March 31, 1998, would have been $57.8 million, or $1.51 per common share ($1.49 per common share on a diluted basis).

           The Company's earnings were $98.8 million, or $2.56 per common share ($2.54 per common share on a diluted basis), for the six months ended March 31, 1999. This compares with earnings of $7.2 million, or $0.19 per common share ($0.18 per common share on a diluted basis), for the six months ended March 31, 1998. Earnings for the six months ended March 31, 1998, include the non-cash impairment of Seneca's oil and gas assets, noted above, as well as a non-cash cumulative effect of a change in accounting. Without these two non-cash items, earnings for the six months ended March 31, 1998 would have been $95.4 million or $2.50 per common share ($2.47 per common share on a diluted basis). The accounting change was a change in depletion methods for Seneca's oil and gas assets, which had a negative $9.1 million (after-tax), or $0.24 per common share, non-cash cumulative effect through October 1, 1997.

Discussion of Quarter Earnings.

         Excluding the non-cash impairment noted above, the increase in earnings for the current year's quarter compared with the prior year's quarter was the result of higher earnings in all segments, except the Exploration and Production segment.

         The Utility segment's earnings are higher mainly due to weather, which was on average 18% colder than the prior year, and lower operating and maintenance (O&M) expense. Despite a rate reduction in New York that became effective October 1, 1998, as well as a special reserve to be applied against incremental costs resulting from the State of New York Public Service Commission's (PSC) gas restructuring efforts, the New York Division maintained earnings about the same as the prior year. Last year's Utility segment results included the negative impact of interest expense in connection with the settlement of the primary issues of IRS audits of years 1977-1994.

         In the Pipeline and Storage segment, earnings are up because of lower O&M expense and higher revenue from unbundled pipeline sales and open access transportation. The decrease in O&M expense relates mainly to reserves established in the second quarter of fiscal 1998 for preliminary costs incurred on proposed pipeline projects, to a storage loss recorded in the second quarter of fiscal 1998 and to lower benefits expense in the current quarter. The settlement of the primary issues of the above noted IRS audits made a positive contribution to this segment's earnings in the second quarter of last year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         The International segment's increased earnings came from Horizon's investment in Prvni severozapadni teplarenska, a.s. (PSZT), a company with district heating and power generation operations located in the Czech Republic. Horizon initially invested in PSZT in February 1998, thus the second quarter of fiscal 1998 reflected only two months of activity.

         The Other Nonregulated segment's earnings are up because of higher earnings in the timber operations. In addition, this segment's natural gas marketing operations experienced higher margins as a result of increased volumes.

         In the Exploration and Production segment, (excluding the non-cash impairment in the prior year's quarter) earnings are down primarily because of this segment's portion of interest income, recognized in last year's second quarter, related to the previously mentioned settlement of the primary issues of the IRS audits. In addition, earnings this quarter were hurt again because of low oil and gas prices, which, after hedging, were below the prices for the prior year's quarter by $5.15 per barrel (a 32% decline) and $0.12 per thousand cubic feet (Mcf) (a 5% decline), respectively.

Discussion of Six Month Earnings.

         Excluding both the non-cash impairment and the cumulative effect of a change in accounting from the prior year's period, the increase in earnings for the six months ended March 31, 1999, as compared with the prior year's period, was also the result of higher earnings in all segments, except the Exploration and Production segment. Although earnings were up in the Utility segment, the main reason was because the settlement of the primary issues of IRS audits of years 1977-1994 had a negative impact on earnings in the prior year while adjustments made relating to the final settlement of these audits had a positive impact to earnings in the current year. Absent the IRS audit items, operating results of the Utility segment are actually down from the prior year as slightly colder weather (which mainly benefits the Pennsylvania jurisdiction) and lower O&M expense were not enough to offset the effects of the New York rate decrease, the special gas restructuring reserve and the expense associated with an early retirement offer effective in December 1998. In the Pipeline and Storage segment, lower O&M expense, even after the early retirement charge, was the main reason for higher earnings. The International segment's higher earnings reflect six months of results from its investment in PSZT, while the prior year's period only includes two months. Similar to the discussion for the quarter, earnings in the Other Nonregulated segment are higher and the earnings of the Exploration and Production segment are down for the year.

           A more detailed discussion of current period results can be found in the business segment information that follows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


OPERATING REVENUES
(in thousands)

                               Three Months Ended            Six Months Ended
                                   March 31,                     March 31,
                            -------------------------    -------------------------
                            1999      1998   % Change    1999      1998   % Change
                            ----      ----   --------    ----      ----   --------

 Utility
  Retail Revenues:
   Residential            $255,452  $243,398    5.0    $420,533  $453,134   (7.2)
   Commercial               49,051    51,480   (4.7)     78,231    96,681  (19.1)
   Industrial                5,965     5,247   13.7       9,370    11,659  (19.6)
                          --------  --------           --------  --------
                           310,468   300,125    3.4     508,134   561,474   (9.5)
  Off-System Sales          10,647    16,021  (33.5)     17,496    30,771  (43.1)
  Transportation            27,713    22,337   24.1      46,665    37,514   24.4
  Other                     (3,324)    3,887 (185.5)     (4,641)    3,452 (234.4)
                          --------  --------           --------  --------
                           345,504   342,370    0.9     567,654   633,211  (10.4)
                          --------  --------           --------  --------

 Pipeline and Storage
  Storage Service           15,839    15,984   (0.9)     31,625    32,469   (2.6)
  Transportation            24,443    24,695   (1.0)     47,893    48,463   (1.2)
  Other                      3,830     1,653  131.7       6,688     7,257   (7.8)
                          --------  --------           --------  --------
                            44,112    42,332    4.2      86,206    88,189   (2.2)
                          --------  --------           --------  --------

 Exploration and
  Production                33,660    24,819   35.6      65,288    49,528   31.8
                          --------  --------           --------  --------
 International              40,812    36,351   12.3      81,077    47,940   69.1
                          --------  --------           --------  --------
 Other Nonregulated         46,274    37,149   24.6      75,766    61,326   23.5
                          --------  --------           --------  --------
Less-Intersegment
 Revenues                   26,958    26,580    1.4      52,165    52,732   (1.1)
                          --------  --------           --------  --------

                          $483,404  $456,441    5.9    $823,826  $827,462   (0.4)
                          ========  ========           ========  ========


OPERATING INCOME (LOSS) BEFORE
INCOME TAXES
(in thousands)

                              Three Months Ended            Six Months Ended
                                  March 31,                     March 31,
                           -------------------------    -------------------------
                           1999      1998   % Change    1999      1998   % Change
                           ----      ----   --------    ----      ----   --------

 Utility                 $ 71,860  $ 72,378   (0.7)   $108,483  $119,854   (9.5)
 Pipeline and Storage      20,549    14,166   45.1      39,377    37,016    6.4
 Exploration and
  Production*               8,917  (119,815) 107.4      17,156  (116,368) 114.7
 International             11,919     6,024   97.9      20,616     6,909  198.4
 Other Nonregulated         5,300     1,870  183.4       8,062     2,943  173.9
 Corporate                   (390)     (590)  33.9        (805)   (1,092)  26.3
                         --------  --------           --------  --------

                         $118,155  $(25,967) 555.0    $192,889  $ 49,262  291.6
                         ========  ========           ========  ========

*1998 includes non-cash impairment charge of $128,996,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


SYSTEM NATURAL GAS VOLUMES
(millions of cubic feet-MMcf)

                               Three Months Ended           Six Months Ended
                                   March 31,                    March 31,
                            ------------------------    -------------------------
                            1999     1998   % Change    1999      1998   % Change
                            ----     ----   --------    ----      ----   --------

Utility Gas Sales
  Residential               34,762   31,221   11.3      54,977    56,010   (1.8)
  Commercial                 7,191    7,273   (1.1)     11,130    13,187  (15.6)
  Industrial                 1,385    1,227   12.9       2,231     2,469   (9.6)
  Off-System                 5,195    6,470  (19.7)      7,971    10,948  (27.2)
                           -------  -------            -------   -------
                            48,533   46,191    5.1      76,309    82,614   (7.6)
                           -------  -------            -------   -------

Non-Utility Gas Sales
  Production(in
   equivalent MMcf)         14,622    9,563   52.9      28,849    20,453   41.1
                           -------  -------            -------   -------

Total Gas Sales             63,155   55,754   13.3     105,158   103,067    2.0
                           -------  -------            -------   -------

Transportation
  Utility                   23,061   20,682   11.5      38,030    35,332    7.6
  Pipeline and Storage     108,567  101,490    7.0     190,106   195,893   (3.0)
  Nonregulated                  67        -     NM         321       276   16.3
                           -------  -------            -------   -------
                           131,695  122,172    7.8     228,457   231,501   (1.3)
                           -------  -------            -------   -------

Marketing Volumes           12,938    9,339   38.5      20,338    14,520   40.1
                           -------  -------            -------   -------

Less-Inter and
Intrasegment Volumes:
  Transportation            66,878   58,351   14.6     109,651   102,743    6.7
  Production                   877    1,064  (17.6)      1,860     2,058   (9.6)
                           -------  -------            -------   -------
                            67,755   59,415   14.0     111,511   104,801    6.4
                           -------  -------            -------   -------

Total System Natural Gas
 Volumes                   140,033  127,850    9.5     242,442   244,287   (0.8)
                           =======  =======            =======   =======

NM = Not meaningful.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Utility.

         Operating revenues for the Utility segment increased $3.1 million for the quarter ended March 31, 1999, as compared with the same period a year ago. This increase reflects the fact that this quarter combined gas sales and transportation revenues increased $10.3 million while other operating revenues decreased $7.2 million.

          The increase in gas sales and transportation revenues for the quarter is primarily the result of colder weather in the current year quarter as compared to the prior year quarter, offset in part by a general base rate decrease in the New York jurisdiction effective October 1, 1998. Increased gas revenues reflects the recovery of higher gas costs, which resulted from higher volumes sold (a 2.3 billion cubic feet (Bcf) increase for the quarter ended March 31, 1999) partly offset by a decrease in the average cost of purchased gas ($3.35 per Mcf and $3.77 per Mcf during the quarter ended March 31, 1999 and 1998, respectively). While gas sales have increased from the prior year, primarily due to colder weather, volumes sold have been lowered by the migration of certain retail customers to transportation service in both the New York and Pennsylvania jurisdictions, as a result of new aggregator services. See further discussion of restructuring in the Utility segment's service territory in the "Rate Matters" section that follows.

         Other operating revenues decreased $7.2 million for the quarter ended March 31, 1999, compared to the prior year's quarter, due to a $3.2 million gas restructuring reserve reducing revenue in the quarter ended March 31, 1999 and $6.0 million of revenue related to an IRS audit settlement in the prior year's quarter, offset in part by a $2.0 million refund provision also recorded in the prior year's quarters. The gas restructuring reserve is to be applied against incremental costs resulting from the PSC's gas restructuring efforts (the PSC's gas restructuring efforts are further discussed in the "Rate Matters" section that follows). The $6.0 million of revenue related to the IRS audits represents the rate recovery of interest expense as allowed by the New York rate settlement of July 1996. The refund provision recorded in the prior year's quarter was for a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of July 1996. These three items are included in the "Other" category in the Utility section of the Operating Revenues table above.

         Operating revenues for the Utility segment decreased $65.6 million for the six months ended March 31, 1999, as compared with the same period a year ago. This decrease is made up of combined gas sales and transportation revenue, which are down $57.5 million and other operating revenue, which decreased $8.1 million.

         The decrease in gas revenues primarily reflects the recovery of lower gas costs which resulted from a decrease in gas sales (a 6.3 Bcf decrease for the six months ended March 31, 1999) and a decrease in the average cost of purchased gas ($3.55 per Mcf and $4.11 per Mcf during the six months ended March 31, 1999 and 1998, respectively), as well as the general base rate decrease in the New York jurisdiction effective October 1, 1998. The decrease in gas sales also reflects, in part, the migration of certain retail customers to transportation service in both the New York and Pennsylvania jurisdictions, as a result of new aggregator services. See further discussion of restructuring in the Utility segment's service territory in the "Rate Matters" section that follows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         Other operating revenues decreased $8.1 million for the six months ended March 31, 1999, compared with the six months ended March 31, 1998 due to a $4.9 million gas restructuring reserve reducing revenue in the current six month period, $6.0 million of revenue recorded in 1998 as a result of the settlement of IRS audits and $0.5 million of a revenue reduction in the current year due to a final IRS audit settlement, offset in part by a $3.1 million refund provision recorded in the prior year's six-month period.

         Operating income before income taxes for the Utility segment decreased $0.5 million for the quarter ended March 31, 1999 compared to the same period a year ago. Excluding the $6.0 million of rate recovery of interest expense related to the IRS audits for the 1998 quarter, as noted above (this rate recovery is offset 100% by interest expense, included below the operating income line), the Utility segment's pretax operating income increased $5.5 million for the quarter ended March 31, 1999. This increase for the quarter resulted primarily from the revenue increases, as discussed above, and a reduction in O&M expense. The positive impact of the colder weather was greatest in the
Pennsylvania   jurisdiction   since   Pennsylvania   does  not  have  a  weather
normalization clause (WNC). The decrease in O&M expense relates primarily to benefit and labor expense reduction.

         Operating income before income taxes for the Utility segment decreased $11.4 million for the six months ended March 31, 1999, as compared to the same period a year ago. Excluding the $6.0 million of rate recovery of interest expense related to the IRS audits in 1998, as well as $0.5 million of a revenue reduction in 1999 due to a final IRS audit settlement, as noted above (this rate recovery is offset 100% by interest expense, included below the operating income line), the Utility segment's pretax operating income decreased $4.9 million for the six months ended March 31, 1999. This decrease in pretax operating income resulted primarily from the revenue reduction as discussed above, offset in part by lower O&M expense. The lower O&M expense is primarily due to lower benefit and labor costs, despite the costs associated with an early retirement in December 1998.

Degree Days

  Three Months Ended March 31:
  ----------------------------
                                              Percent (Warmer) Colder
                                                    in 1999 Than
                         Normal    1999    1998   Normal    1998
---------------------------------------------------------------------

  Buffalo                3,405    3,277   2,785   (3.8)     17.7
  Erie                   3,198    3,026   2,547   (5.4)     18.8

  Six Months Ended March 31:
  --------------------------

  Buffalo                5,665    5,248   5,079   (7.4)      3.3
  Erie                   5,243    4,758   4,643   (9.3)      2.5
---------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Pipeline and Storage.

         Operating income before income taxes for the Pipeline and Storage segment increased $6.4 million and $2.4 million for the quarter and six months ended March 31, 1999, respectively, as compared with the same periods a year ago. For the quarter, the increase is primarily attributable to lower O&M costs and higher revenues from unbundled pipeline sales and open access transportation. In the previous year's quarter, reserves were established for preliminary survey and investigation costs associated with the Niagara Expansion and Green Canyon projects. In addition in the quarter ended March 31, 1998, Supply Corporation recognized a base gas loss at its Zoar storage field. In total, these three items amounted to $3.7 million, pretax. O&M expense is also down due to lower benefit costs in the current quarter.

         The increase in operating income before income taxes for the six months ended March 31, 1999, is primarily attributable to lower O&M expense, offset in part by lower revenues from unbundled pipeline sales and open access transportation. The reduction in O&M is attributable to the reserves and base gas loss recorded in 1998, as discussed above, and lower benefit costs (even after the charge for the early retirement in December 1998). Partly offsetting these reductions in O&M was the reversal of a reserve for a storage project in the first quarter of 1998.

         While transportation volumes in this segment increased 7.1 Bcf and decreased 5.8 Bcf, respectively, for the quarter and six months ended March 31, 1999, the change in volumes did not have a significant impact on earnings as a result of Supply Corporation's straight fixed-variable (SFV) rate design.

Early Retirement Offer.

         On March 26, 1999, the Company made an early retirement offer to its Pennsylvania operating employees' union in both Distribution Corporation and Supply Corporation. Of the 61 people eligible, 30 accepted. The early retirement offer will result in a charge to earnings of approximately $1.0 to $1.5 million in the third quarter of fiscal 1999.

Exploration and Production.

         Operating income before income taxes from the Company's Exploration and Production segment increased $128.7 million for the quarter ended March 31, 1999, compared with the same period a year ago. Excluding the prior year's $129 million non-cash impairment of this segment's oil and gas assets, as discussed previously, operating income before income taxes decreased $0.3 million as compared with the prior year's quarter. This decrease resulted primarily from lower oil and gas prices, which after hedging, were below the prices for the prior year's quarter by $5.15 per bbl and $0.12 per Mcf, respectively. Despite lower prices, oil and gas revenues, after hedging, were up because of increased production. This production increase came mainly from the properties acquired in the HarCor Energy, Inc. (HarCor), Whittier Trust Company (Whittier) and Bakersfield Energy Resources (BER) acquisitions in the prior year. There was also increased production in the Gulf Coast, primarily new production at Vermilion 309, Galveston 239 and West Cameron 540, combined with increased production at High Island 194. However, the increased revenues were more than offset by higher depletion expense and lease operating costs. Lease operating costs increased primarily in the West Coast Division as a result of the additional leases acquired from HarCor, BER and Whittier in the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         For the six months ended March 31, 1999, operating income before income taxes for the Exploration and Production segment increased $133.5 million, compared with the same period a year ago. Excluding the $129 million non-cash impairment of this segment's oil and gas assets, as discussed previously, operating income before income taxes for the six months ended March 31, 1999, increased $4.5 million as compared with the prior year's same period. This increase on a year-to-date basis, was mainly caused by higher oil and gas production, due to the acquisitions on the West Coast in 1998, and new production on certain Gulf Coast properties. However, lower oil prices, even after hedging, and higher lease operating costs and depletion expense partly offset by the positive impacts of this higher production.

PRODUCTION VOLUMES

Exploration and Production.
                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1999     1998  % Change   1999     1998  % Change
                             ----     ----  --------   ----     ----  --------
Gas Production - (MMcf)
  Gulf Coast                 6,507    5,860   11.0    12,941   12,701    1.9
  West Coast                   985      157  527.4     1,789      412  334.2
  Appalachia                 1,154    1,276   (9.6)    2,311    2,484   (7.0)
                            ------   ------           ------   ------
                             8,646    7,293   18.6    17,041   15,597    9.3
                            ======   ======           ======   ======

Oil Production - (Thousands of Barrels)
  Gulf Coast                   337      296   13.9       670      610    9.8
  West Coast                   657       80  721.3     1,293      194  566.5
  Appalachia                     2        2     -          5        5     -
                               ---      ---            -----    -----
                               996      378  163.5     1,968      809  143.3
                               ===      ===            =====    =====


AVERAGE PRICES

Exploration and Production.

                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                             -----------------------   -----------------------
                             1999     1998  % Change   1999     1998  % Change
                             ----     ----  --------   ----     ----  --------
Average Gas Price/Mcf
  Gulf Coast                 $1.73    $2.27  (23.8)    $1.86    $2.68  (30.6)
  West Coast                 $1.85    $1.69    9.5     $2.09    $2.13   (1.9)
  Appalachia                 $2.53    $3.10  (18.4)    $2.47    $3.06  (19.3)
  Weighted Average           $1.85    $2.40  (22.9)    $1.97    $2.73  (27.8)
  Weighted Average After
    Hedging                  $2.26    $2.38   (5.0)    $2.21    $2.21      -

Average Oil Price/bbl
  Gulf Coast                $11.67   $14.83  (21.3)   $11.76   $16.98  (30.7)
  West Coast                $ 9.09   $11.81  (23.0)   $ 8.96   $14.20  (36.9)
  Appalachia                $11.45   $15.80  (27.5)   $12.31   $17.93  (31.3)
  Weighted Average          $ 9.97   $14.19  (29.7)   $ 9.92   $16.32  (39.2)
  Weighted Average After
    Hedging                 $10.83   $15.98  (32.2)   $10.83   $16.62  (34.8)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         Seneca has entered into certain price swap agreements to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to its operating results (refer to the "Market Risk Sensitive Instruments" section of this Item for further discussion). The following summarizes Seneca's settlements under such price swap agreements:

                                           Three Months Ended         Six Months Ended
                                                March 31,                  March 31,
                                           ------------------         ----------------
(thousands of dollars)                      1999         1998          1999        1998
                                            ----         ----          ----        ----

Natural Gas Price Swap Agreements:
  Notional Quantities -
   Equivalent Bcf                             5.5          5.7         11.3        13.1
  Gain (Loss)                              $3,512        ($136)      $4,130     ($8,085)

Crude Oil Price Swap Agreements:
  Notional Quantities -
   Equivalent bbls                        180,000      219,000      315,000     453,000
  Gain (Loss)                                $855         $677       $1,791        $239


International

         Operating income before income taxes for the International segment increased $5.9 million and $13.7 million for the quarter and the six-months ended March 31, 1999, respectively, compared with the same periods a year ago. These increases, as well as the revenue increases shown in the "Operating Revenue" table above and the "Heat and Electric Revenues" table below, resulted primarily from the operations of PSZT, a district heating and power generation plant located in the northern part of the Czech Republic. Horizon first acquired 75.3% of the outstanding shares of PSZT in February 1998 and currently owns 86.2%. The quarter and six months ended March 31, 1998 reflected only two months of operating revenues and income for PSZT.

         The following table summarizes the heating and electricity sales of the International segment for the quarter and six months ended March 31, 1999 and 1998, respectively:

Heating and Electric Volumes
                                     Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                     1999        1998        1999       1998
                                     ----        ----        ----       ----

   Heating (Gigajoules)           4,464,875   3,830,849   8,443,772  4,861,030
   Electricity (Megawatt hours)     311,588     230,479     617,869    243,355

Heating and Electric Revenues
                                    Three Months Ended       Six Months Ended
                                         March 31,              March 31,
 (in thousands)                      1999        1998        1999       1998
                                     ----        ----        ----       ----

   Heating                         $31,256     $25,832     $60,297    $33,706
   Electricity                     $ 9,765     $ 5,696     $19,678    $ 6,080

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Other Nonregulated.

         Operating income before income taxes associated with this segment increased $3.4 million and $5.1 million, respectively, for the quarter and six-months ended March 31, 1999, compared with the same periods a year ago. The increases can be attributed primarily to improved performance in the Company's timber operations and energy marketing subsidiary. The increased performance in the timber operations resulted from the 1998 purchase of timber property and two lumber mills. The increased performance of NFR, the Company's energy marketing subsidiary, was the result of increased volumes and margins.

Income Taxes.

         Income taxes increased $44.4 million and $39.4 million, respectively, for the quarter and six months ended March 31, 1999, primarily as a result of an increase in pretax income (pretax income before cumulative effect, for the six months ended March 31, 1998). For further discussion of income taxes, refer to "Note 2 Income Taxes" in Part I, Item 1 of this report.

Other Income.

         Other income decreased $24.0 million and $20.4 million, respectively, for the quarter and six months ended March 31, 1999, mainly due to $18.5 million of interest income resulting from the previously mentioned settlement of IRS audits in March 1998. For the six months ended March 31, 1999, this decrease was partly offset by $3.1 of interest income in December 1998 related to the final settlement of the IRS audits. In addition, Other Income for the quarter and six month period ended March 31, 1998 included a gain of approximately $2.3 million associated with U.S. dollar denominated debt carried on the balance sheet of PSZT until December 1998, at which time it was converted to a Czech koruna denominated loan.

Interest Charges.

         Interest on long-term debt increased $5.0 million and $10.9 million for the quarter and six months ending March 31, 1999, respectively, mainly because of a higher average amount of long-term debt outstanding compared to the same periods a year ago. Long-term balances have grown significantly as a result of last year's acquisitions of Severoceske teplarny, a.s. (SCT), PSZT, HarCor, Whittier and BER.

         Other interest decreased $10.9 million and $9.6 million for the quarter and six-month period, respectively, mainly as a result of interest expense related to the previously mentioned settlement of IRS audits. The quarter and six months ended March 31, 1998 included $11.7 million of interest expense related to these IRS audits. The six months ended March 31, 1999 includes a reduction of interest expense of $2.6 million related to the final settlement of these audits. Higher interest on short-term debt during the quarter and six-month periods, due mainly to higher average outstanding balances, partly offset the decreases related to the IRS audits.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


CAPITAL RESOURCES AND LIQUIDITY

         The Company's primary sources of cash during the six-month period ended March 31, 1999, consisted of cash provided by operating activities, long-term debt and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's stock and benefit plans.

Operating Cash Flow.

         Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, minority interest in foreign subsidiaries and allowance for funds used during construction. For the six months ended March 31, 1998, non-cash items also included the cumulative effect of a change in accounting for depletion and the impairment of oil and gas producing properties.

         Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary substantially from period to period because of the impact of rate cases. In the Utility segment, pipeline company refunds, over- or under-recovered purchased gas costs and weather also significantly impact cash flow. The Company considers pipeline company refunds and over-recovered purchased gas costs as a substitute for short-term borrowings. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's SFV rate design.

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

         Net cash provided by operating activities totaled $135.1 million for the six months ended March 31, 1999, an increase of $12.4 million compared with $122.7 million provided by operating activities for the six months ended March 31, 1998. The Utility segment accounted for the majority of this increase as lower cash payments for gas purchases and operation and maintenance expenses more than offset lower cash receipts from gas sales and transportation service. Partly offsetting the increase experienced by the Utility segment was a decrease to cash provided by operating activities in the Exploration and Production segment. The Exploration and Production segment experienced a decrease to cash provided by operating activities primarily because of an increase in interest payments combined with higher operating costs. These decreases to cash were partly offset by the positive cash flow associated with the Exploration and Production segment's hedging transactions.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Investing Cash Flow.

Capital Expenditures and Other Investing Activities
---------------------------------------------------

         Capital expenditures represent the Company's additions to property, plant and equipment and are exclusive of investments in corporations (stock acquisitions) and/or partnerships. Such investments are treated separately in the Statements of Cash Flows and further discussed in the segment discussion below.

         The Company's capital expenditures and other investments totaled $116.4 million during the six months ended March 31, 1999. The following table summarizes the Company's capital expenditures and other investments by business segment:

(in millions)
-------------
                                                  Other            Total
                                 Capital       Investments        Capital
                               Expenditures      through     Expenditures and
                             through 3/31/99     3/31/99     Other Investments
                             ---------------     -------     -----------------

   Utility                       $ 19.2           $ -             $ 19.2
   Pipeline and Storage            12.6             3.6             16.2
   Exploration and Production      64.5             -               64.5
   International                   16.0             -               16.0
   Other Nonregulated               4.1             -                4.1
                                 ------           -----           ------
                                 $116.4           $ 3.6           $120.0
                                 ======           =====           ======

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

           During the six month period, SIP made a $3.6 million investment in Independence Pipeline Company, a Delaware general partnership, bringing its total investment through March 31, 1999 to $9.1 million. This investment represents a one-third partnership interest. The investment has been financed with short-term borrowings. Independence Pipeline Company intends to build a 370 mile natural gas pipeline (Independence Pipeline Project) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $675 million.1 If the Independence Pipeline Project is not constructed, SIP's share of the development costs (including SIP's investment in Independence Pipeline Company) is estimated not to exceed $9.0 to $13.0 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Exploration and Production
--------------------------

           The Exploration and Production segment's capital expenditures for the six months ended March 31, 1999 included approximately $40.8 million for Seneca's offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. Offshore drilling was concentrated on Vermilion 309, Galveston 239, Vermilion 253, Brazos 414S, Brazos 375 and Brazos 376. Offshore construction occurred primarily at Vermilion 309 and West Delta 78. Lease acquisition costs resulted from successful bidding on six state of Texas tracts and five federal lease blocks in the Gulf of Mexico. Offshore geological and geophysical expenditures were made for purchases of 3-D seismic data.

         The remaining $23.7 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas, Alabama and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data and fixed asset purchases. The onshore capital expenditures were concentrated on the California properties acquired through the Whittier and BER asset purchases, as well as the HarCor stock purchase, all of which occurred in 1998. Another area of emphasis included the Thomas Ranch #1-H Well in Grimes County, Texas.

         Currently, the Company intends to spend an additional $30.0 million beyond the original 1999 capital expenditure budget of $92.0 million for the Exploration and Production segment.1 The additional $30.0 million will be primarily for development drilling and facilities construction, with particular emphasis being the remaining development of Vermilion 309.1

International
-------------

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

           The capital expenditure programs of the Company's subsidiaries are under continuous review. The amounts are subject to modification for opportunities in the natural gas industry such as the acquisition of attractive oil and gas properties or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures in the Company's other business segments depends, to a large degree, upon market conditions.1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


Financing Cash Flow.

         Consolidated short-term debt increased by $35.8 million during the first six months of fiscal 1999. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. In addition, the Company considers pipeline company refunds and over-recovered purchased gas costs as a substitute for short-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

           In February 1999, the Company issued $100.0 million of 6.0% medium-term notes due to mature in March 2009. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $98.7 million. The proceeds of this debt issuance were used to redeem $100.0 million of 5.58% medium-term notes which matured in March 1999.

           In March 1999, the Company redeemed $10.3 million of HarCor's 14.875% Senior Secured Notes through an open market purchase. The total cost of this redemption was $11.9 million, which included a redemption price of 110% and accrued interest. The Company used short-term debt to finance this redemption.

           At March 31, 1999, the Company had $100.0 million of debentures and/or medium-term notes remaining unissued and registered with the SEC under a shelf registration filed pursuant to the Securities Act of 1933. In March 1998, the Company obtained authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue, in the aggregate, long-term debt securities and equity securities amounting to $2.0 billion during the order's authorization period, which extends to December 31, 2002.

           The Company anticipates issuing up to $250 million of medium-term notes during the third and fourth quarters of fiscal 1999.1 The intention of these issuances is to repay certain outstanding short-term debt, to retire certain outstanding medium-term notes and to redeem the remaining amount of HarCor's Senior Secured Notes.1

           The Company's present liquidity position is believed to be adequate to satisfy known demands.1 Under the Company's covenants contained in its indenture covering long-term debt, at March 31, 1999, the Company would have been permitted to issue up to a maximum of $506.0 million in additional long-term unsecured indebtedness, at projected market interest rates. In addition, at March 31, 1999, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $387.9 million of short-term debt.

           The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations, and the requirements of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


           The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation and none of these regulatory matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company at this time.1

Market Risk Sensitive Instruments.

         For a discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 and Item 2 of the Company's 1998 Form 10-K and December 1998 Form 10-Q, respectively. There have been no subsequent material changes to the Company's exposure to market risk sensitive instruments.


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

         The Policy Statement provides that the most effective way to establish a competitive market in gas supply is "for local distribution companies to cease selling gas." The PSC hopes to accomplish that objective over a three-to-seven year transition period, taking into account "statutory requirements" and the individual needs of each local distribution company (LDC).1 The Policy Statement directs Staff to schedule "discussions" with each LDC on an "individualized plan that would effectuate our vision." In preparation for negotiations, LDCs will be required to address issues such as a strategy to hold new capacity contracts to a minimum, a long-term rate plan with a goal of reducing or freezing rates, and a plan for further unbundling. In addition, Staff was instructed to hold collaborative sessions with multiple parties to discuss generic issues including reliability and market power regulation.

         As  of  February   1,  1999,   Staff  has   convened  a  multitude   of
collaboratives, proceedings and discussions on various issues relating to restructuring, including reliability of service, billing and allocation of stranded costs. Distribution Corporation is participating in all facets of Staff's effort.

         The PSC's Order  Terminating  Capacity  Assignment,  included  with the
                   ----------------------------------------
Policy Statement, directed the state's LDCs to file proposed tariffs, by no later than February 1, 1999, revising the current requirement that marketers take assignment of an allocation of upstream capacity for each customer that elects to purchase gas from a marketer other than the LDC. Although the order states that the so-called "mandatory assignment" feature of aggregation service is terminated effective April 1, 1999, LDCs are permitted to show that their individual circumstances may warrant continuation of the requirement. The order also recognizes that LDCs with intermediate pipelines, like Distribution Corporation, could present "unique cost and reliability issues which require further consideration." The order provides that to the extent all or part of an LDC's mandatory assignment authority is indeed terminated, there will be a reasonable opportunity to recover stranded costs.

         On February 1, 1999,  Distribution  Corporation  filed  revised  tariff
sheets  in  compliance   with  the  Order   Terminating   Capacity   Assignment.
                                    -------------------------------------------
Distribution Corporation's compliance filing is designed to comply with the PSC's directives and operate in the same manner as the company's "System Wide Energy Select" program approved for the Pennsylvania Division (described below). In an order issued on March 24, 1999, the PSC rejected portions of the February 1, 1999 compliance filing without prejudice, and directed Distribution Corporation to submit revised tariff sheets, effective April 1, 1999, to adopt a new capacity option for retail marketers. The new capacity option eliminates long line capacity upstream of Supply Corporation from the "mandatory capacity" requirement described above. This change, effective April 1, 1999, allows marketers to choose alternate capacity paths, if available, from the production area to Supply Corporation's city gate. Marketers will continue to be obligated to take release of Distribution Corporation's storage and transmission capacity on Supply Corporation.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         To the extent any stranded pipeline costs are generated by the above proposal, they would be recovered in their entirety from firm service customers through a "transition surcharge" mechanism.1

         The effective date for the compliance filing was April 1, 1999.

         On March 17, 1999, the PSC issued an order in Case 98-G-0122 directing the state's LDCs to file a uniform, basic gas-for-electric-generation-service tariff to replace tariffs filed pursuant to the PSC's 1991 Bypass Policy Statement. Distribution Corporation serves a number of generation customers under tariffs designed pursuant to the 1991 Bypass Policy Statement. Although existing contracts for service would not be disturbed by the March 17, 1999 order, future contracts would be negotiated under the terms of the new, uniform tariff. Distribution Corporation filed for rehearing of the PSC's order, arguing that (1) the PSC erred by not exempting upstate utilities in highly competitive territories from the requirement to file a uniform tariff; (2) rate components in the uniform tariff were not properly designed or adopted; and (3) a prohibition against negotiating rates with affiliated generators should be reconsidered to prevent bypass. Distribution Corporation cannot ascertain an outcome at this time.

Pennsylvania Jurisdiction

         Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

           Effective October 1, 1997, Distribution Corporation commenced a PaPUC approved customer choice pilot program called Energy Select. Energy Select, which lasted until April 1, 1999, allowed approximately 19,000 small commercial and residential customers of Distribution Corporation in the greater Sharon, Pennsylvania area to purchase gas supplies from qualified, participating non-utility suppliers (or marketers) of gas. Distribution Corporation was not a supplier of gas in this pilot. Under Energy Select, Distribution Corporation delivered the gas to the customer's home or business and remained responsible for reading customer meters, the safety and maintenance of its pipeline system and responding to gas emergencies. NFR was a participating supplier in Energy Select.

         On February 11, 1999, Distribution Corporation's System Wide Energy Select tariff was approved by the PaPUC for an effective date of February 12, 1999. This program is intended to expand the Energy Select pilot program described above to apply across Distribution Corporation's entire Pennsylvania service territory. The plan borrows many features of the Energy Select pilot, but several important changes were adopted. Most significantly, the new program includes Distribution Corporation as a choice for retail consumers, in furtherance of Distribution Corporation's objective to remain a merchant. Also departing from the pilot scheme, Distribution Corporation resumes its role as provider of last resort, and maintains customer contact by providing a billing service on its own behalf and, as an option, for participating marketers. Finally, the System Wide Energy Select program addresses upstream capacity requirements in a manner substantially similar to the method proposed for Distribution Corporation's New York compliance filing, described above.

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

         It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $10.0 million to $11.0 million.1 At March 31, 1999, Distribution Corporation has recorded the minimum liability of $10.0 million. The Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         In New York and Pennsylvania, Distribution Corporation is recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at March 31, 1990 includes related regulatory assets in the amount of approximately $12.0 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


         The Company, in its international operations in the Czech Republic, is in the process of constructing new fluidized-bed boilers at the district heating and power generation plant of PSZT to comply with certain clean air standards mandated by the Czech Republic government. Capital expenditures related to this construction incurred by PSZT for the six months ended March 31, 1999 were approximately $13.3 million. An additional $19.7 million is budgeted for this construction for the rest of fiscal 1999.

         For further discussion, refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1998 Form 10-K.

Year 2000 Readiness Disclosure.
         Numerous media reports have heightened concern that information technology computer systems, software programs and semiconductors may not be capable of recognizing dates after the Year 2000 because such systems use only two digits to refer to a particular year. Such systems may read dates in the Year 2000 and thereafter as if those dates represent the year 1900 or thereafter and, in certain instances, such systems may fail to function properly.

State of Readiness
         The Company reports that the majority of its systems are Year 2000 ready, and that the few remaining systems (i.e. primarily those for which implementation was deferred until after the 1998-1999 heating season) are expected to be Year 2000 ready by June 30, 1999.1 Following the completion of an early-impact analysis study, a formal project manager at the Company was designated to spearhead the Year 2000 remediation effort. The methodology adopted by the Company to address the Year 2000 issue is a combination of methods recommended by respected industry consultants and efforts tailored to meet the Company's specific needs. The Company's Year 2000 plan addresses five primary areas.

A. Mainframe  Corporate  Business  Applications  Developed and Maintained by the
Company: A detailed plan and impact analysis was conducted in 1996-1997 to determine the extent of Year 2000 implications on the Company's mainframe-based computer systems. The remediation and testing in this area have been completed.

B. Personal Computer Business Applications Software Developed and Supported by the Company: The Company has retained a consulting firm to perform a detailed impact analysis of the personal computer business application systems supported by the Company's Information Services Department. The firm has corrected Year 2000 problems identified by its analysis. Certain applications identified by the consulting firm as potentially problematic have been retired and replaced with Year 2000 compliant applications. The required changes and testing for these applications are complete.

C. Vendor-Supplied Software, Hardware, and Services for Corporate Business Applications Supported by the Company: This category includes all mainframe infrastructure products as well as all PC client / server software and hardware. The Company has sent letters to its vendors asking if their products and services will continue to perform as expected after January 1, 2000. These vendors are responsible for approximately 200 products and services associated with corporate computer applications. The Company has

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


received responses from all vendors which the Company believes supply critical hardware, software, date-sensitive embedded chips and related computer services. The Company expects to complete testing and implementation of the vendor-supplied Year 2000 compliant products and services by July 31, 1999.1

D. Vendor-Supplied Products and Services Used on a Corporate Wide Basis: This category includes the critical products and services that are used by multiple departments within the Company including all products containing embedded chips which might be date sensitive. The Company has sent letters to the primary vendors who provide these products and services to the Company, requesting Year 2000 compliance plans. The Company is monitoring their responses and incorporating them into the Company's overall Year 2000 project and contingency plans. The Company expects to complete testing and implementation of the products and services of these vendors by May 31, 1999 (reference is made to the "Risks" section below).1

E. User-Department Maintained Business Applications: The Company uses certain business software applications that were either built in-house or vendor-supplied and subsequently maintained by individual departments of the Company. The scope of such applications includes, but is not limited to, spreadsheets, databases, vendor provided products and services and embedded process controls. A corporate wide Year 2000 task force is in place and has established a process to identify and resolve Year 2000 problems in this area. This task force meets on a monthly basis to coordinate ongoing activities and report on the project status. Providers of critical products and services have been identified and the Company has sent letters requesting their Year 2000 compliance plans. Responses are being monitored and incorporated into the Year 2000 planning of the various departments. All applications and services under this category are Year 2000 ready.

Cost
         The cost of upgrading both vendor supplied and internally developed systems and services is being expensed as incurred. Management estimates that such cost will total approximately $2.3 million, of which approximately $1.8 million has been incurred to date and $0.5 million remains to be spent.1

Risks
         The Company's main concern is to ensure the safe and reliable production and delivery of natural gas and Company-provided services to its customers. Based on the efforts discussed above, the Company expects to be able to operate its own facilities without interruption and continue normal operation in Year 2000 and beyond.1 However, the Company has no control over the systems and services used by third parties with whom it interfaces. While the Company has placed its major third parties on notice that the Company expects their products and services to perform as expected after January 1, 2000, the Company cannot predict with accuracy the actual adverse consequences to the Company that could result if such third parties are not Year 2000 compliant.1 The widespread failure of electric, telecommunication, and upstream gas supply could potentially affect gas service to utility customers, and the Company is pursuing contingency plans to avoid such disruptions.

           The majority of the devices which control the Company's physical delivery system are not susceptible to Year 2000 problems because they do not contain micro-processors. The Company has conducted an extensive review of its existing micro-processors (embedded technology) and has replaced non-Year 2000 compliant hardware.

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

Contingency Planning
           The Company formed its Corporate Year 2000 task force in mid-1997. The primary function of this group is to: (1) raise awareness of the Year 2000 issue within the Company, (2) facilitate identification and remediation of Year 2000 potential problems within the Company, and (3) facilitate and develop corporate contingency plans. The group is comprised of middle to senior level managers and Company executives. The Company's main thrust at present in contingency planning is identification and prioritization of the potential risks posed by Year 2000 failures outside of the Company's control. All departments and subsidiaries have submitted lists of potential risks, which are now being prioritized, in relation to the overall corporation, in the order of human safety, reliability/delivery of Company services and administrative services. The Company has existing disaster/contingency plans to deal with operational gas supply or delivery problems, loss of the corporate data center, and loss of the corporate customer telephone centers. These plans are being reviewed to address failures resulting from Year 2000 problems created or occurring outside of the Company (i.e. loss of electricity, telephone service, etc.). The Company expects to have its Year 2000 contingency plans completed by mid-September 1999.1 The Company has selected this date as opposed to one in early 1999 so that the contingency plans are current and operational and that the Company will be able to use them immediately, if required.1

Safe Harbor for Forward-Looking Statements
           The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including without limitation those which are designated with a "1", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (Cont.)
         -----------------------------


or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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


Part II.  Other Information
--------  -----------------

Item 2.  Changes in Securities
         ---------------------

         On January 4, 1999, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company. These shares were issued as partial consideration for the directors' service as directors during the quarter ended March 31, 1999, pursuant to the Company's Retainer Policy for Non-Employee Directors.

         These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 18, 1999. At that meeting, the shareholders elected directors, appointed independent accountants and rejected a shareholder proposal.

         The total votes were as follows:


                                              Against                  Broker
                                   For      or Withheld    Abstain   Non-Votes
                                ----------  -----------    -------   ---------
  (i) Election of directors
      to serve for a three-
      year term:
       - Robert T. Brady        32,995,578     883,944           -           -
       - William J. Hill        32,913,298     966,224           -           -
       - Bernard J. Kennedy     32,921,850     957,672           -           -

         Directors whose term of office continued after the meeting:

         Term expiring in 2000:  Eugene T. Mann, George L. Mazanec and George H.
                  Schofield.

         Term expiring in 2001:  Philip C. Ackerman, James V. Glynn and Bernard
                  S. Lee.

Item 4.  Submission of Matters to a Vote of Security Holders (Cont.)
         -----------------------------------------------------------


                                              Against                  Broker
                                   For      or Withheld    Abstain   Non-Votes
                                ----------  -----------    -------   ---------

 (ii) Appointment of
      PricewaterhouseCoopers
      LLP as independent
      accountants               33,297,456     346,998     235,068           -

(iii) A shareholder
      proposed resolution
      regarding the Company's
      Stock Plans                4,461,906  22,748,220   1,279,029   5,390,367

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 ------             ----------------------

                  (10)              Material Contracts

                  10.1 Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated February 18, 1999.

                  10.2 Amended and Restated Rights Agreement, dated as of April 30, 1999, between National Fuel Gas Company and HSBC Bank USA.

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended March 31, 1999 and the
                                    Fiscal  Years  Ended   September   30,  1994
                                    through 1998.

                  (27)              Financial Data Schedules

                  27.1 Financial Data Schedule for the Six Months Ended March 31, 1999.

                  27.2 Amended Financial Data Schedule for the Six Months Ended March 31, 1998.

                  (99)              National   Fuel  Gas  Company   Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended March 31, 1999 and 1998.

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

                                            NATIONAL FUEL GAS COMPANY
                                            -------------------------
                                                   (Registrant)





                                             /s/Joseph P. Pawlowski
                                             --------------------------
                                            Joseph P. Pawlowski
                                            Treasurer and
                                            Principal Accounting Officer













Date:  May 14, 1999
       ------------

                                  EXHIBIT INDEX
                                   (Form 10Q)

Exhibit 10.1 Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated February 18, 1999.

Exhibit 10.2 Amended and Restated Rights Agreement, dated as of April 30, 1999, between National Fuel Gas Company and HSBC Bank USA.

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 1999 and the Fiscal Years Ended September 30, 1994 through 1998.

Exhibit 27.1               Financial Data Schedule for the Six Months Ended
                           March 31, 1999.

Exhibit 27.2 Amended Financial Data Schedule for the Six Months Ended March 31, 1998.

Exhibit 99 National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 1999 and 1998.