Form 10-K
period 1999-09-30
NATIONAL FUEL GAS CO
filed 1999-12-21
CIK 70145

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1999

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

     Title of each class              Name of each exchange on which registered
Common Stock, $1 Par Value, and                  New York Stock Exchange
Common Stock Purchase Rights

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,907,786,000 as of November 30, 1999.

         Common  Stock,  $1 Par Value,  outstanding  as of  November  30,  1999:
38,966,378 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for 1999 are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 2000 are incorporated by reference into Part III of this report.

For the Fiscal Year Ended September 30, 1999

                                    Contents

Part I                                                                   Page
------                                                                   ----

ITEM 1  Business

   THE COMPANY AND ITS SUBSIDIARIES.......................................19
   RATES AND REGULATION...................................................21
   THE UTILITY SEGMENT....................................................22
   THE PIPELINE AND STORAGE SEGMENT.......................................22
   THE EXPLORATION AND PRODUCTION SEGMENT.................................22
   THE INTERNATIONAL SEGMENT..............................................22
   THE ENERGY MARKETING SEGMENT...........................................23
   THE TIMBER SEGMENT.....................................................23
   SOURCES AND AVAILABILITY OF RAW MATERIALS..............................23
   COMPETITION............................................................24
   SEASONALITY............................................................25
   CAPITAL EXPENDITURES...................................................26
   ENVIRONMENTAL MATTERS..................................................26
   MISCELLANEOUS..........................................................26
   EXECUTIVE OFFICERS OF THE COMPANY......................................26

ITEM 2  PROPERTIES

   GENERAL INFORMATION ON FACILITIES......................................27
   EXPLORATION AND PRODUCTION ACTIVITIES..................................28

ITEM 3 Legal Proceedings..................................................29


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................29

Part II
-------

ITEM 5 Market for the Registrant's Common Stock and Related
       Shareholder Matters................................................29


ITEM 6 Selected Financial Data............................................30


ITEM 7 Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................31


ITEM 7A Quantitative and Qualitative Disclosures About Market Risk........57


ITEM 8 Financial Statements and Supplementary Data........................57


ITEM 9 Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure................................89

Part III
--------

ITEM 10 Directors and Executive Officers of the Registrant................89


ITEM 11 Executive Compensation............................................89


ITEM 12 Security Ownership of Certain Beneficial Owners and Management....89


ITEM 13 Certain Relationships and Related Transactions....................89

Part IV
-------

ITEM 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K..90


Signatures................................................................93

This combined Annual Report to Shareholders/Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements included in this combined Annual Report to Shareholders/Form 10-K at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), under the heading "Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with a "*" following the statement, as well as those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

                                     PART I
                                     ------
ITEM 1  Business

The Company and its Subsidiaries

National Fuel Gas Company (the Company or Registrant), a registered holding company under the Public Utility Holding Company Act of 1935, as amended (the Holding Company Act), was organized under the laws of the State of New Jersey on December 8, 1902. The Company is engaged in the business of owning and holding securities issued by its subsidiary companies. Except as otherwise indicated below, the Company owns all of the outstanding securities of its subsidiaries. Reference to "the Company" in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure.

         The Company is a diversified energy company consisting of the six reportable business segments. This report includes two newly-reported segments - Energy Marketing and Timber - and no longer includes the previously reported "Other Nonregulated" segment. As a result of these refinements in the Company's reportable segments, where appropriate in this report the information for 1998 and 1997 has been restated from the prior year's presentation to conform to the 1999 presentation.

1. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas and provides natural gas transportation services through a local distribution system located in western New York and northwestern Pennsylvania (principal metropolitan areas: Buffalo, Niagara Falls and Jamestown, New York; Erie and Sharon, Pennsylvania).

2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and by Seneca Independence Pipeline Company (SIP), a Delaware corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River, and (ii) 29 underground natural gas storage fields owned and operated by Supply Corporation and four other underground natural gas storage fields operated jointly with various major interstate gas pipeline companies. SIP holds a one-third general partnership interest in Independence Pipeline Company (Independence), a Delaware general partnership. Independence, after receipt of regulatory approvals and upon securing sufficient customer interest, plans to construct and operate the Independence Pipeline, a 370-mile interstate pipeline system which would transport about 900,000 dekatherms per day (Dth/day) of natural gas from Defiance, Ohio to Leidy, Pennsylvania.*

3. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in the Gulf Coast Region of Texas and Louisiana, and in California, Wyoming and in the Appalachian region of the United States.

4. The International segment operations are carried out by Horizon Energy Development, Inc. (Horizon), a New York corporation. Horizon engages in foreign energy projects through the investments of its indirect subsidiaries as the sole or substantial owner of various business entities. Horizon is the sole shareholder of Horizon Energy Holdings, Inc., a New York corporation which in turn, owns 100% of Horizon Energy Development B.V. (Horizon B.V.). Horizon B.V. is a Dutch company whose principal assets consist of a majority ownership in (i) Severoeeske teplarny, a.s. (SCT), a company with district heating and power generation operations located in the northern part of the Czech Republic; (ii) Prvni severozapadni teplarenska, a.s. (PSZT), a wholesale power and district heating company that is located in the Czech Republic in close proximity to SCT; and (iii) Teplarna Kromeriz, a.s. (TK), a district heating company located in the southeast region of the Czech Republic.

5. The Energy Marketing segment operations are carried out by National Fuel Resources, Inc. (NFR), a New York corporation engaged in the marketing and brokerage of natural gas and electricity and the performance of energy management services for industrial, commercial, public authority and residential end-users throughout the northeast United States.

6. The Timber segment operations are carried out by Highland Land & Minerals, Inc. (Highland), a Pennsylvania corporation, and by a division of Seneca known as its Northeast Division. Highland owns four sawmill operations in northwestern Pennsylvania and processes timber consisting primarily of high quality hardwoods. The Northeast Division of Seneca markets timber from its New York and Pennsylvania land holdings.

         Financial information about each of the Company's business segments can be found in Item 7, MD&A and also in Item 8 at Note I - Business Segment Information. The discussion of the Company's business segments as contained in the business segment discussion on pages 7 to 16 of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, is included in this electronic filing as Exhibit 13 and is incorporated herein by reference.

         The Company's other wholly-owned subsidiaries are not included in any of the six reportable business segments and consist of the following:

o Upstate Energy Inc. (Upstate) (formerly known as Niagara Energy Trading Inc.), a New York corporation engaged in wholesale natural gas marketing and other energy-related activities;

o Niagara Independence Marketing Company (NIM), a Delaware corporation which owns a one-third general partnership interest in DirectLink Gas Marketing Company (DirectLink), a Delaware general partnership. DirectLink was formed to engage in natural gas marketing and related businesses, in part by subscribing for firm transportation capacity on the Independence Pipeline;

o Leidy Hub, Inc. (Leidy), a New York corporation formed to provide various natural gas hub services to customers in the eastern United States through a 50% ownership of Ellisburg-Leidy Northeast Hub Company (a Pennsylvania general partnership);

o             Data-Track  Account  Services,  Inc.  (Data-Track),   a  New  York
              corporation which provides collection services principally for the Company's subsidiaries; and

o NFR Power, Inc. (NFR Power), a New York corporation capitalized by the Company in 1999 which, while not actively generating electricity at this time, is designated as an "exempt wholesale generator" under the Holding Company Act.

         No single customer, or group of customers under common control, accounted for more than 10% of the Company's consolidated revenues in 1999.

         Any reference to a year in this report is to the Company's fiscal year ended September 30 of that year unless otherwise noted.

Rates and Regulation
The Company is subject to regulation by the Securities  and Exchange  Commission
(SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-Company transactions and limitations on diversification. The SEC and some members of Congress have advocated, on either a stand-alone basis or in conjunction with legislation which would deregulate the electric industry, the repeal of the Holding Company Act. The proposed legislation currently under consideration would transfer certain oversight responsibilities to the various state public utility regulatory commissions and the Federal Energy Regulatory Commission (FERC) and would expand the access of these bodies to the books and records of companies in a holding company system. Such legislation could actually increase regulation of the Company, especially at the state level. Previous SEC rule changes, however, have reduced the number of applications required to be filed under the Holding Company Act, exempted some routine financings and expanded diversification opportunities. The Company is unable to predict at this time what the ultimate outcome of current or future legislative and/or regulatory initiatives will be and, therefore, what impact such efforts might have on the Company.*

         The Utility segment's rates, services and other matters are regulated by the State of New York Public Service Commission (NYPSC) with respect to services provided within New York and by the Pennsylvania Public Utility Commission (PaPUC) with respect to services provided within Pennsylvania. For additional discussion of the Utility segment's rates and regulation, see Item 7, MD&A under the heading "Rate Matters" and Item 8 at Note B-Regulatory Matters.

         The Pipeline and Storage segment's rates, services and other matters are regulated by the FERC. SIP is not itself regulated by the FERC, but its sole business is the ownership of an interest in Independence, whose rates, services and other matters will be regulated by the FERC. For additional discussion of the Pipeline and Storage segment's rates and regulation, see Item 7, MD&A under the heading "Rate Matters" and Item 8 at Note B-Regulatory Matters.

         The discussion under Item 8 at Note B-Regulatory Matters includes a description of the regulatory assets and liabilities reflected on the Company's Consolidated Balance Sheets in accordance with applicable accounting standards. To the extent that the criteria set forth in such accounting standards are not met by the operations of the Utility segment or the Pipeline and Storage segment, as the case may be, the related regulatory assets and liabilities would be eliminated from the Company's Consolidated Balance Sheets and such accounting treatment would be discontinued.

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

The Utility Segment
The Utility segment contributed approximately 49.4% of the Company's net income available for common stock in 1999.

         Additional discussion of the Utility segment appears in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, below in this Item 1 under the headings "Sources and Availability of Raw Materials" and "Competition," in Item 7, MD&A and in Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Pipeline and Storage Segment
The Pipeline and Storage segment contributed approximately 34.6% of the Company's net income available for common stock in 1999.

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

         Supply  Corporation  has available for sale to customers  approximately
62.8 billion cubic feet (Bcf) of firm storage capacity. The Utility segment has contracted for 26.0 Bcf or 41% of that capacity, in service agreements with remaining initial terms of approximately 4 to 7 years and continuing year-to-year thereafter: 23.3 Bcf - 4 years; 2.0 Bcf - 7 years and 0.7 Bcf - 5 years. Nonaffiliated customers have contracted for the remaining 36.8 Bcf or 59% of firm storage capacity; 12.1 Bcf or 19% of total storage capacity is contracted by nonaffiliated customers until 2003 or later. Supply Corporation has been successful in marketing and obtaining executed contracts for storage service (at discounted rates) as it becomes available and expects to continue to do so.*

         Independence has filed with the FERC signed precedent agreements providing for firm transportation service totaling about 629,000 Dth/day for ten years, out of total proposed transportation capacity of about 900,000 Dth/day. The customer for 500,000 Dth/day of that total is DirectLink, which is owned by the sponsors of the Independence Pipeline, including NIM.

         Additional discussion of the Pipeline and Storage segment appears in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7, MD&A and Item 8 at Notes B-Regulatory Matters, H-Commitments and Contingencies and I-Business Segment Information.

The Exploration and Production Segment
The Exploration and Production segment contributed approximately 6.2% of the Company's net income available for common stock in 1999.

         Additional discussion of the Exploration and Production segment appears in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7, MD&A and Item 8 at Notes A-Summary of Significant Accounting Policies, F-Financial Instruments, I-Business Segment Information, J-Stock Acquisitions and M-Supplementary Information for Oil and Gas Producing Activities.

The International Segment
The International segment contributed approximately 2.0% of the Company's net income available for common stock in 1999.

         Additional discussion of the International segment appears in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7, MD&A and Item 8 at Notes F-Financial Instruments, I-Business Segment Information and J-Stock Acquisitions.

The Energy Marketing Segment
The Energy Marketing segment contributed approximately 1.8% of the Company's net income available for common stock in 1999.

         Additional discussion of the Energy Marketing segment appears in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7, MD&A and Item 8 at Notes F-Financial Instruments and I-Business Segment Information.

The Timber Segment
The Timber segment contributed approximately 4.1% of the Company's net income available for common stock in 1999.

         Additional discussion of the Timber segment appears in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, below under the headings "Sources and Availability of Raw Materials" and "Competition," Item 7, MD&A and Item 8 at Note I-Business Segment Information.

Sources and Availability of Raw Materials
Natural gas is the principal raw material for the Utility segment. In 1999, the Utility segment purchased 112.4 Bcf of gas. Gas purchases from various producers and marketers in the southwestern United States under long-term (two years or longer) contracts accounted for 66% of these purchases. Purchases of gas in Canada and the United States on the spot market (contracts of less than a year) accounted for 29% of the Utility segment's 1999 gas purchases. Gas purchases from Southern Company Energy Marketing L.P. and Dynegy Marketing and Trade represented 17% and 13%, respectively, of total 1999 gas purchases by the Utility segment. No other producer or marketer provided the Utility segment with 10% or more of its gas requirements in 1999.

         Supply Corporation transports and stores gas owned by its customers, whose gas originates in the southwestern and Appalachian regions of the United States as well as in Canada. SIP, through Independence, proposes to transport natural gas produced in Canada and in the midwestern United States.

         The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as described in the business segment discussion contained in this combined Annual Report to Shareholders/Form 10-K, Item 7, MD&A and Item 8 at Notes I-Business Segment Information and M - Supplementary Information for Oil and Gas Producing Activities.

         Coal is the principal raw material for the International segment, constituting 45% of the cost of raw materials needed to operate the boilers which produce steam or hot water. Natural gas, fuel oil, limestone and water combined account for the remaining 55% of such materials. Coal is purchased and delivered directly from the Mostecka Uhelna Spoleenost, a.s. mine for Horizon's largest coal-fired plant under a contract where price and quantity are the subject of negotiation each year. Natural gas is imported by the Czech Republic government from Russia and the North Sea and is transported through the Transgas pipeline system which is majority owned by the Czech Republic government and purchased by the International segment from two of the eight regional gas distribution companies. Fuel oil used to fire certain of the boilers is purchased from both domestic Czech Republic and foreign refineries.

         The Energy Marketing segment depends on an adequate supply of natural gas and electricity. In 1999, this segment purchased approximately 34.5 Bcf of natural gas and approximately 73,000 megawatt hours of electricity.

         With respect to the Timber segment, Highland requires an adequate supply of timber to process. Highland, however, mainly processes timber which is located on land owned by Seneca, and therefore, the source and availability of this segment's primary raw material are generally known in advance.

Competition
Competition in the natural gas industry exists among providers of natural gas, as well as between natural gas and other sources of energy. The continuing deregulation of the natural gas industry should enhance the competitive position of natural gas relative to other energy sources by removing some of the regulatory impediments to adding customers and responding to market forces.* In addition, the environmental advantages of natural gas compared with other fuels should increase the role of natural gas as an energy source.* Moreover, natural gas is abundantly available in North America, which makes it a dependable alternative to imported oil.

         The electric industry is moving toward a more competitive environment as a result of the Federal Energy Policy Act of 1992 and initiatives undertaken by the FERC and various states. It is unclear at this point what impact this restructuring will have on the Company.*

         The Company competes on the basis of price, service and reliability, product performance and other factors.

Competition:  The Utility Segment
The changes precipitated by the FERC's restructuring of the gas industry in Order No. 636 are redefining the roles of the gas utility industry and the state regulatory commissions. State restructuring initiatives are under way, with regulators in both New York and Pennsylvania adopting retail competition for natural gas supply purchases. However, the Utility segment's traditional distribution function remains largely unchanged. For further discussion of state restructuring initiatives refer to Item 7, MD&A under the heading "Rate Matters."

         Competition for large-volume customers continues with local producers or pipeline companies attempting to sell or transport gas directly to end-users located within the Utility segment's service territories (i.e., bypass). In addition, competition continues with fuel oil suppliers and may increase with electric utilities making retail energy sales.*

         The Utility segment is now better able to compete, through its unbundled flexible services, in its most vulnerable markets (the large commercial and industrial markets). The Utility segment continues to (i) develop or promote new sources and uses of natural gas and/or new services, rates and contracts and (ii) emphasize and provide high quality service to its customers.

Competition:  The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeastern United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States and provide part of the link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and midwestern regions of the United States. This location offers the opportunity for increased transportation and storage services in the future.*

         SIP, through Independence, is competing for customers with other proposed pipeline projects which would bring natural gas from the Chicago area to the growing Northeast and Mid-Atlantic United States markets. In combination with expansion projects of Transcontinental Gas Pipe Line Corporation and ANR Pipeline Company, Independence intends to provide the least-cost path for this service and will access the storage and market hub at Leidy, Pennsylvania.* It is likely that not all of the proposed pipelines will go forward and that the first project built will have an advantage over other proposed projects.* Independence is attempting to be the first of the proposed projects approved by the FERC and the first built.* If completed, the Independence pipeline would likely create opportunities for increased transportation and storage services by Supply Corporation.*

Competition:  The Exploration and Production Segment
The Exploration and Production segment competes with other gas and oil producers and marketers with respect to its sales of oil and gas. The Exploration and Production segment also competes, by competitive bidding and otherwise, with other oil and natural gas exploration and production companies of various sizes for leases and drilling rights for exploration and development prospects.

         To compete in this environment, Seneca originates and acts as operator on most prospects, minimizes risk of exploratory efforts through partnership-type arrangements, applies the latest technology for both exploratory studies and drilling operations and focuses on market niches that suit its size, operating expertise and financial criteria.

Competition:  The International Segment
Horizon competes with other entities seeking to develop foreign and domestic energy projects. Horizon, through SCT and PSZT, faces competition in the sales of thermal energy to large industrial customers. Currently, electric energy sales are made to the regional electric distribution companies. The Czech Ministry of Finance has announced plans to privatize these distribution companies. While it is expected that these plans will increase competition at the retail level of the electric energy market, it is unclear at this point what impact this privatization will have on the wholesale electric energy market.* Both SCT and PSZT sell electricity at the wholesale level.

Competition:  The Energy Marketing Segment
The Energy Marketing segment competes with other marketers of electricity and natural gas and with other providers of energy management services. Although the deregulation of electric and natural gas utilities is a relatively new occurrence, the competition in this area is well developed with regard to price and services and derives primarily from both local and regional marketers.

Competition:  The Timber Segment
Highland competes with other sawmill operations and Seneca competes with other suppliers of timber. This competition may be local, regional, national or international in scope. These competitors, however, are primarily limited to those entities which either process or supply high quality hardwoods species, such as cherry, oak and maple as veneer, or saw logs or export logs ultimately used in the production of high-end furniture, cabinetry and flooring. The Timber segment markets its products both nationally and internationally.

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

         Variations in weather conditions can materially affect the volume of gas and electricity consumed by customers of the Energy Marketing segment.

         The activities of the Timber segment vary on a seasonal basis and are subject to weather constraints. The timber harvesting and processing season occurs when timber growth is dormant and runs from approximately September to March. The operations conducted in the summer months focus on pulpwood and on thinning out lower-grade species from the timber stands to encourage the growth of higher-grade species.

Capital Expenditures
A discussion of capital expenditures by business segment is included in Item 7, MD&A under the heading "Investing Cash Flow" and subheading "Expenditures for Long-Lived Assets."

Environmental Matters
A discussion of material environmental matters involving the Company is included in Item 7, MD&A under the heading "Other Matters" and in Item 8, Note H-Commitments and Contingencies.

Miscellaneous
The Company had a total of 3,807 full-time employees at September 30, 1999, 2,401 employees in all of its U.S. operations and 1,406 employees in its International segment. This represents a decrease of 3.47% from the 3,944 total employed at September 30, 1998.

         Agreements covering employees in collective bargaining units in New York were renegotiated in November 1997, effective December 1997, and are scheduled to expire in February 2001. Agreements covering most employees in collective bargaining units in Pennsylvania have been renegotiated, effective November 1998, and are scheduled to expire in April and May 2003.

         The Company has numerous municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. When necessary, the Company renews such franchises.

Executive Officers of the Company(1)

---------------------------- ---------------------------------------------------

Name and Age                 Current Company Positions and Other Material
                             Business Experience During Past 5 Years(2)
---------------------------- ---------------------------------------------------

Bernard J. Kennedy           Chairman  of  the  Board  of  Directors since March
(68)                         1989,  Chief  Executive  Officer  since August 1988
                             and   Director   since  March  1978.   Mr.  Kennedy
                             previously served as President from January 1987 to July 1999.

---------------------------- ---------------------------------------------------

Philip C. Ackerman           President since  July 1999 and Director since March
(55)                         1994.  Mr. Ackerman  has  served  as Executive Vice
                             President of Supply Corporation  since October 1994
                             and  President  of Horizon  since  September  1995.
                             He previously served as Senior Vice President  from
                             June   1989  to  July  1999  and  as  President  of
                             Distribution   Corporation  from  October  1995  to
                             July 1999.

---------------------------- ---------------------------------------------------

Richard Hare                 President  of  Supply  Corporation since June 1989.
(61)                         Mr. Hare previously served as Senior Vice President
                             of Penn-York Energy Corporation from June 1989 until its merger into Supply Corporation in July
                             1994.

---------------------------- ---------------------------------------------------

David F. Smith               President  of  Distribution  Corporation since July
(46)                         1999.  Mr.  Smith  previously served as Senior Vice
                             President of  Distribution Corporation from January
                             1993 to July 1999.

---------------------------- ---------------------------------------------------

James A. Beck                President   of   Seneca   since  October  1996  and
(52)                         President  of  Highland since March 1998.  Mr. Beck
                             previously served as Vice President of Seneca from January 1994 to April 1995 and as Executive Vice
                             President  of  Seneca  from  May 1995  to September
                             1996.

---------------------------- ---------------------------------------------------

Joseph P. Pawlowski          Treasurer since  December  1980.  Mr. Pawlowski has
(58)                         served  as  Senior  Vice  President of Distribution
                             Corporation  since   February  1992,  Treasurer  of
                             Distribution   Corporation   since   January  1981,
                             Treasurer of Supply Corporation since June 1985 and
                             Secretary of Supply Corporation since October 1995.

---------------------------- ---------------------------------------------------

Gerald T. Wehrlin            Controller  since  December  1980.  Mr. Wehrlin has
(61)                         served  as  Senior  Vic  President  of Distribution
                             Corporation  since April 1991, Controller of Seneca
                             since September 1981 and Vice  President of Horizon
                             since  February 1997.  He   previously   served  as
                             Secretary  and  Treasurer of Horizon from September
                             1995  to February 1997.

---------------------------- ---------------------------------------------------

-------------------------- -----------------------------------------------------

Name and Age                 Current Company Positions and Other Material
                             Business Experience During Past 5 Years(2)
---------------------------- ---------------------------------------------------

Walter E. DeForest           Senior  Vice  President of Distribution Corporation
(58)                         since August 1993.

---------------------------- ---------------------------------------------------

Bruce H. Hale                Senior  Vice  President of Supply Corporation since
(50)                         February  1997 a nd Vice President of Horizon since
                             September  1995.   Mr. Hale  previously  served  as
                             Senior Vice President of Distribution Corporation from January 1993 to February 1997.

---------------------------- ---------------------------------------------------

Dennis J. Seeley             Senior  Vice  President of Distribution Corporation
(56)                         since February 1997.  Mr. Seeley  previously served
                             as Senior Vice President of Supply Corporation from
                             January 1993 to February 1997.

---------------------------- ---------------------------------------------------

Robert J. Kreppel            President  of  NFR  since  March 1995.  Mr. Kreppel
(42)                         previously  served  as  Vice  President of NFR from
                             February 1992 to March 1995.

---------------------------- ---------------------------------------------------


(1) The Company has been advised that there are no family relationships among any of the officers listed, and that there is no arrangement or understanding among any one of them and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

(2) The information provided relates to positions within the Company and, where identified, the principal subsidiaries of the Company. Many of the executive officers have in the past served or currently serve as officers for other subsidiaries of the Company.


ITEM 2  Properties

General Information on Facilities
The investment of the Company in net property, plant and equipment was $2.4 billion at September 30, 1999. Approximately 59% of this investment is in the Utility and Pipeline and Storage segments, which are primarily located in western New York and western Pennsylvania. The remaining investment in property, plant and equipment is mainly in the Exploration and Production segment (29%), which is primarily located in the Gulf Coast, southwestern, western and Appalachian regions of the United States, the International segment (9%) which is located in the Czech Republic, and the Timber segment (3%) which is located primarily in northwestern Pennsylvania. During the past five years, the Company has made significant additions to property, plant and equipment in order to expand and improve transmission and distribution facilities for both retail and transportation customers, to augment the reserve base of oil and gas, and to purchase district heating and power generation facilities in the Czech Republic. Net property, plant and equipment has increased $808.3 million, or 52%, since 1994.

         The Utility segment has the largest net investment in property, plant and equipment, compared with the Company's other business segments. The net investment in its gas distribution network (including 14,773 miles of distribution pipeline) and its services represent approximately 58% and 29%, respectively, of the Utility segment's net investment of $919.6 million at September 30, 1999.

         The Pipeline and Storage segment represents a net investment of $466.5 million in property, plant and equipment at September 30, 1999. Transmission pipeline, with a net cost of $145.3 million, represents 31% of this segment's total net investment and includes 2,583 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 33 storage fields, 4 of which are jointly operated with certain pipeline suppliers, and 482 miles of pipeline. Net investment in storage facilities includes $85.1 million of gas stored underground-noncurrent, representing the cost of the gas required to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 29 compressor stations with 74,646 installed compressor horsepower.

         The Exploration and Production segment had a net investment in property, plant and equipment amounting to $674.8 million at September 30, 1999.

         The International segment had a net investment in property, plant and equipment amounting to $203.5 million at September 30, 1999. PSZT's net investment in district heating and electric generation facilities was $147.5 million; SCT's net investment in district heating and electric generation facilities was $55.0 million; and TK's net investment in district heating facilities was approximately $1.0 million.

         The  Timber  segment  had a  net  investment  in  property,  plant  and equipment  of  $88.9  million  at  September  30,  1999.  Located  primarily  in northwestern Pennsylvania, the net investment includes 4 sawmills and approximately 140,000 acres of timber.

         The Utility and Pipeline and Storage segments' facilities provided the capacity to meet its 1999 peak day sendout, including transportation service, of 1,909 MMcf, which occurred on January 5, 1999. Withdrawals from storage of 687 MMcf provided approximately 36% of the requirements on that day.

         Company maps are included on pages 2 and 3 of the paper copy of the Company's combined Annual Report to Shareholders/Form 10-K, and are narratively described in the Appendix to this electronic filing and are incorporated herein by reference.

Exploration and Production Activities
The information that follows is disclosed in accordance with SEC regulations, and relates to the Company's oil and gas producing activities. A further discussion of oil and gas producing activities is included in Item 8, Note M-Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. Seneca's oil and gas reserves reported in Note M as of September 30, 1999 were estimated by Seneca's qualified geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis Associates, Inc. Seneca reports its oil and gas reserve information on an annual basis to the Energy Information Administration (EIA). The basis of reporting Seneca's reserves to the EIA is identical to that reported in Note M.

         The following is a summary of certain oil and gas information taken from Seneca's records:

Production
---------------------------------------------------------------- ----------------- ---------------- -----------------
For the Year Ended September 30                                             1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Average Sales Price per Mcf of Gas(1)                                      $2.20            $2.45             $2.60
Average Sales Price per Barrel of Oil(1)                                  $12.85           $12.15            $20.63
Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced                                       $0.46            $0.45             $0.35
---------------------------------------------------------------- ----------------- ---------------- -----------------

(1) Prices do not reflect gains or losses from hedging activities.

Productive Wells
--------------------------------------------------------------------------------------------
At September 30, 1999                                   Gas               Oil
--------------------------------------------------------------------------------------------
Productive Wells                       - gross          1,934             895
                                       - net            1,801             845
--------------------------------------------------------------------------------------------


Developed and Undeveloped Acreage
--------------------------------------------------------------------------------
At September 30, 1999
--------------------------------------------------------------------------------

Developed Acreage                      - gross             636,221
                                       - net               558,651

Undeveloped Acreage                    - gross           1,043,757
                                       - net               753,106
-------------------------------------- ---------------- ------------------------


Drilling Activity
---------------------------------------------------------------------------------------------------------------------
                                                               Productive                           Dry
                                                       --------------------------------------------------------------
For the Year Ended September 30                              1999      1998      1997       1999      1998      1997
                                                       --------------------------------------------------------------

Net Wells Completed                  - Exploratory          12.95     10.72      4.21       5.64      4.97      3.49
                                     - Development          95.26     14.11      1.84       4.75      2.00      1.60
---------------------------------------------------------------------------------------------------------------------


Present Activities
--------------------------------------------------------------------------------
At September 30, 1999
--------------------------------------------------------------------------------

Wells in Process of Drilling           - gross          13.00
                                       - net            10.01
--------------------------------------------------------------------------------

South Lost Hills Waterflood Program
In Seneca's South Lost Hills Field (acquired in 1998 as part of the HarCor Energy, Inc. and Bakersfield Energy Resources, Inc. acquisitions) a waterflood project was initiated in 1996 on the Ellis lease in the Diatomite reservior for pressure maintenance and recovery enhancement purposes. Currently there are 27 injection wells and 88 production wells in the program. The total injection and production from this waterflood project are 7,000 barrels of water per day and 400 barrels of oil per day, respectively.

ITEM 3  Legal Proceedings

For a discussion of various environmental matters, refer to Item 7, MD&A of this report under the heading "Other Matters" and to Item 8 at Note H-Commitments and Contingencies.

ITEM 4  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II
                                     -------

ITEM 5  Market for the Registrant's Common Stock and Related Shareholder Matters

Information regarding the market for the Registrant's common stock and related shareholder matters appears in Note D-Capitalization and Note L-Market for Common Stock and Related Shareholder Matters (unaudited) under Item 8 of this combined Annual Report to Shareholders/Form 10-K, and reference is made thereto.

         On July 1, 1999, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' service as directors during the quarter ended September 30, 1999, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.


ITEM 6  Selected Financial Data
----------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30                             1999             1998            1997             1996            1995
----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations (Thousands)
Operating Revenues                                 $1,263,274       $1,248,000      $1,265,812       $1,208,017        $975,496
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Purchased Gas                                       405,925          441,746         528,610          477,357         351,094
  Fuel Used in Heat and
    Electric Generation                                55,788           37,837           1,489                -               -
  Operation and Maintenance                           323,888          319,769         286,537          309,206         292,505
  Property, Franchise and Other Taxes                  91,146           92,817         100,549           99,456          91,837
  Depreciation, Depletion and
    Amortization                                      129,690          118,880         111,650           98,231          71,782
  Impairment of Oil and Gas
    Producing Properties                                    -          128,996               -                -               -
  Income Taxes                                         64,829           24,024          68,674           66,321          43,879
----------------------------------------------------------------------------------------------------------------------------------
                                                    1,071,266        1,164,069       1,097,509        1,050,571         851,097
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                      192,008           83,931         168,303          157,446         124,399
Other Income                                           12,343           35,870           3,196            3,869           5,378
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and
 Minority Interest in Foreign Subsidiaries            204,351          119,801         171,499          161,315         129,777
Interest Charges                                       87,698           85,284          56,811           56,644          53,883
----------------------------------------------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries              (1,616)          (2,213)
                                                                                             -                -               -
----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect                       115,037           32,304         114,688          104,671          75,894
Cumulative Effect of Change in
  Accounting                                                -           (9,116)              -                -               -

----------------------------------------------------------------------------------------------------------------------------------
Net Income Available for Common
  Stock                                              $115,037         $ 23,188        $114,688         $104,671        $ 75,894
----------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data
  Basic Earnings per Common Share                       $2.98            $0.61(1)        $3.01            $2.78           $2.03
  Diluted Earnings per Common Share                     $2.95            $0.60(1)        $2.98            $2.77           $2.03
  Dividends Declared                                    $1.83            $1.77           $1.71            $1.65           $1.60
  Dividends Paid                                        $1.82            $1.76           $1.70            $1.64           $1.59
  Dividend Rate at Year-End                             $1.86            $1.80           $1.74            $1.68           $1.62
At September 30:
Number of Common Shareholders                          22,336           23,743          20,267           21,640          21,429
----------------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment (Thousands)
  Utility                                            $919,642         $906,754        $889,216         $855,161        $822,764
  Pipeline and Storage                                466,524          460,952         450,865          452,305         463,647
  Exploration and Production                          674,813          638,886         443,164          375,958         339,950
  International                                       203,452          202,590             942            1,274              70
  Energy Marketing                                        489              353             123               41              54
  Timber                                               88,904           38,593          34,872           24,680          22,146
  All Other                                                63                -             173              172             420
  Corporate                                                 7                9              11               15             131
----------------------------------------------------------------------------------------------------------------------------------
Total Net Plant                                    $2,353,894       $2,248,137      $1,819,366       $1,709,606      $1,649,182
----------------------------------------------------------------------------------------------------------------------------------
Total Assets (Thousands)                           $2,842,586       $2,684,459      $2,267,331       $2,149,772      $2,036,823
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (Thousands)
Common Stock Equity                                 $ 939,293        $ 890,085       $ 913,704        $ 855,998       $ 800,588
Long-Term Debt, Net of Current Portion                822,743          693,021         581,640          574,000         474,000
Total Capitalization                               $1,762,036       $1,583,106      $1,495,344       $1,429,998      $1,274,588
----------------------------------------------------------------------------------------------------------------------------------

(1) 1998 includes oil and gas asset impairment of ($2.06) basic, ($2.04) diluted and cumulative effect of a change in depletion methods of ($0.24) basic and diluted. Refer to further discussion of these items in Notes to Financial Statements, Note A - Summary of Significant Accounting Policies.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1999 Compared with 1998
The Company's earnings were $115.0 million, or $2.98 per common share ($2.95 per common share on a diluted basis), in 1999. This compares with 1998 earnings of $23.2 million, or $0.61 per common share ($0.60 per common share on a diluted basis). Earnings for 1998 included a $79.1 million (after tax) non-cash impairment of the Exploration and Production segment's oil and gas assets and the non-cash cumulative effect of a change in accounting. The 1998 accounting change, which was a change in depletion methods for the Exploration and Production segment's oil and gas assets, had a negative $9.1 million (after tax), or $0.24 per common share, non-cash cumulative effect through fiscal 1997, which was recorded in the first quarter of fiscal 1998. Excluding these two non-cash special items, earnings for 1998 would have been $111.4 million, or $2.91 per common share ($2.88 per common share on a diluted basis).

         The increase in 1999 earnings of $3.6 million (exclusive of the two non-cash special items in 1998) is the result of higher earnings in the Utility, Timber, Energy Marketing and International segments and in Corporate operations. These higher earnings were offset in part by reduced earnings in the Exploration and Production segment. The Pipeline and Storage segment's earnings remained level with the prior year. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

1998 Compared with 1997
The Company's earnings were $23.2 million, or $0.61 per common share ($0.60 per common share on a diluted basis), in 1998. These earnings include the two non-cash special items discussed above. Without these two non-cash items, earnings for 1998 would have been $111.4 million, or $2.91 per common share ($2.88 per common share on a diluted basis). This compares with earnings of $114.7 million, or $3.01 per common share ($2.98 per common share on a diluted basis), in 1997.

         The earnings decrease in 1998 was attributable to lower earnings of the Company's Utility, Exploration and Production and Energy Marketing segments, offset in part by higher earnings in the Pipeline and Storage segment and in the International and Timber segments (both of which incurred a loss in 1997). Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Discussion of Asset Impairment and Cumulative Effect of a Change in Depletion Method
Seneca follows the full-cost method of accounting for its oil and gas operations. Under this method, all costs directly associated with property acquisitions, exploration and development are capitalized, up to certain specified limits. Due to significant declines in oil prices in 1998, Seneca's capitalized costs under the full-cost method of accounting exceeded these limits at March 31, 1998. Seneca was required to recognize an impairment of its oil and gas producing properties in the quarter ended March 31, 1998. This charge amounted to $129.0 million (pretax) and reduced net income for 1998 by $79.1 million.

         Effective October 1, 1997, Seneca changed its method of depletion for oil and gas properties from the gross revenue method to the units of production method. The units of production method was applied retroactively to prior years to determine the cumulative effect through October 1, 1997. This cumulative effect reduced earnings for 1998 by $9.1 million, net of income tax. Depletion of oil and gas properties for 1999 and 1998 has been computed under the units of production method.


Earnings (Loss) by Segment
---------------------------------------------------------------------------------------------------------------------
Year Ended September 30 (Thousands)                                        1999             1998              1997
---------------------------------------------------------------------------------------------------------------------
Utility                                                                 $56,875          $51,788           $57,220
Pipeline and Storage                                                     39,765           39,852            36,760
Exploration and Production (1) (2)                                        7,127          (64,110)           20,359
International                                                             2,276            1,279            (3,348)
Energy Marketing                                                          2,054              787             1,567
Timber                                                                    4,769            1,904              (609)
---------------------------------------------------------------------------------------------------------------------
   Total Reportable Segments                                            112,866           31,500           111,949
All Other                                                                  (162)             143               171
Corporate                                                                 2,333              661             2,568
---------------------------------------------------------------------------------------------------------------------
   Total Consolidated (1) (2)                                          $115,037          $32,304          $114,688
---------------------------------------------------------------------------------------------------------------------

(1)  Before Cumulative Effect of a Change in Accounting in 1998
(2)  Exclusive  of  the  non-cash  asset  impairment,   1998  earnings  for  the
     Exploration and Production segment and Total Consolidated would have been $15,004 and $111,418, respectively.

Utility

Revenues

Utility Operating Revenues
---------------------------------------------------------------------------------------------------------------------
Year Ended September 30 (Thousands)                                   1999             1998              1997
---------------------------------------------------------------------------------------------------------------------
  Retail Revenues:
    Residential                                                        $581,022         $612,647          $709,968
    Commercial                                                          101,482          123,807           167,338
    Industrial                                                           15,903           18,068            22,412
---------------------------------------------------------------------------------------------------------------------
                                                                        698,407          754,522           899,718
---------------------------------------------------------------------------------------------------------------------
  Off-System Sales                                                       29,214           44,479            43,857
  Transportation                                                         77,600           62,844            49,285
  Other                                                                   2,134            9,335            (1,494)
---------------------------------------------------------------------------------------------------------------------
                                                                       $807,355         $871,180          $991,366
---------------------------------------------------------------------------------------------------------------------

Utility Throughput - (MMcf)
---------------------------------------------------------------------------------------------------------------------
Year Ended September 30                                               1999             1998              1997
---------------------------------------------------------------------------------------------------------------------
  Retail Sales:
    Residential                                                          71,177           71,704            85,676
    Commercial                                                           13,885           16,405            22,640
    Industrial                                                            4,144            4,298             5,134
---------------------------------------------------------------------------------------------------------------------
                                                                         89,206           92,407           113,450
---------------------------------------------------------------------------------------------------------------------
  Off-System Sales                                                       12,469           16,192            14,051
  Transportation                                                         64,284           60,386            57,875
---------------------------------------------------------------------------------------------------------------------
                                                                        165,959          168,985           185,376
Intrasegment Throughput                                                    (198)            (306)             (565)
---------------------------------------------------------------------------------------------------------------------
                                                                        165,761          168,679           184,811
---------------------------------------------------------------------------------------------------------------------


1999 Compared with 1998
Operating revenues for the Utility segment decreased $63.8 million in 1999 compared with 1998. This resulted from a reduction in retail and off-system gas sales revenue of $56.1 million and $15.3 million, respectively, and a reduction in other operating revenue of $7.2 million. These decreases were partly offset by an increase in transportation revenue of $14.8 million.

           The recovery of lower gas costs (gas costs are recovered dollar for dollar in revenues) and the general base rate decrease in the New York jurisdiction effective October 1, 1998 caused the decrease in retail gas revenue. The recovery of lower gas costs resulted from both lower retail volumes sold of 3.2 billion cubic feet (Bcf) and a lower average cost of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). Despite weather that was colder than the prior year, retail volumes sold decreased, mainly due to the migration of residential and small commercial retail customers to transportation service. This is the result of customers turning to marketers for their gas supplies while using Distribution Corporation for gas transportation service. (Restructuring in the Utility segment's service territory is further discussed in the "Rate Matters" section that follows). Transportation revenue increased and volumes are up 3.9 Bcf as a result of the migration noted above and because of colder weather. Off-system revenue is down due to lower volumes sold of 3.7 Bcf. Off-system sales are a function of demand in the northeast markets. Record storage levels at the beginning of the 1998-99 heating season and a warmer than normal winter in 1998-99 reduced demand for off-system sales. The margins resulting from off-system sales are minimal.

           The decrease in other operating revenue of $7.2 million is due primarily to a $7.2 million gas restructuring reserve reducing revenue in the current year, $6.0 million of revenue recorded in 1998 as a result of Internal Revenue Service (IRS) audits and $0.5 million of a revenue reduction in the current year due to a final IRS audit settlement. These items are offset in part by a $7.1 million lower refund provision recorded in 1999 as compared with the 1998 refund provision. The gas restructuring reserve is to be applied against incremental costs resulting from the New York Public Service Commission's (NYPSC) gas restructuring efforts (the NYPSC's gas restructuring efforts are further discussed in the "Rate Matters" section that follows). The revenue related to the IRS audits represents the rate recovery of interest expense as allowed by the New York rate settlement of 1996. The refund provision represents the 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlements of 1996 and 1998. All of these items are included in the "Other" category of the Utility Operating Revenue table above.

1998 Compared with 1997
Operating revenues for the Utility segment decreased $120.2 million in 1998 compared with 1997. This resulted from a reduction in retail sales revenue of $145.2 million offset in part by higher off-system sales revenue, transportation revenue and other revenue of $0.6 million, $13.6 million and $10.8 million, respectively.

           The decrease in retail gas revenue was caused by the recovery of lower gas costs offset in part by a general base rate increase in the New York jurisdiction effective October 1, 1997. The recovery of lower gas costs resulted from a decrease in retail gas sales of 21.0 Bcf and a decrease in the average cost of purchased gas (see discussion of purchased gas below under the heading "Purchased Gas"). While the decrease in gas sales also reflects, in part, the migration of residential and small commercial retail customers to transportation service, the major reason for the decrease stems from warmer weather which was on average 13.8% warmer in 1998 than in 1997 (see Degree Days table below).

           The increase in other operating revenue of $10.8 million is due primarily to $6.0 million of revenue recorded in 1998 as a result of IRS audits, as discussed above, and $7.9 million of refund pool revenue, as discussed below, offset in part by a $4.7 million higher refund provision recorded in 1998 as compared with 1997. The refund provision represents the 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1996.

           As part of the 1996 rate settlement with the NYPSC, Distribution Corporation was allowed to utilize certain refunds from upstream pipeline companies and certain credits (referred to as the "refund pool") to offset certain specific expense items. In September 1998, Distribution Corporation recognized $7.9 million of the refund pool as other operating revenue and recorded an equal amount of Operation and Maintenance (O&M) expense in accordance with the settlement agreement.

Earnings

1999 Compared with 1998
In the Utility segment, 1999 earnings were $56.9 million, up $5.1 million from the prior year. This was largely because the settlement of the primary issues of IRS audits of years 1977-1994 had a negative impact on earnings in 1998. In addition, adjustments made relating to the final settlement of these audits had a positive impact to earnings in the current year. Absent the IRS audit items, earnings of the Utility segment were up $0.6 million from the prior year.

         Lower O&M and interest expenses, a lower refund provision in the current year (as noted in the revenue discussion above), positive adjustments for lost and unaccounted-for gas related to 1998 and 1999 and slightly colder weather (which mainly benefits the Pennsylvania jurisdiction), were the positive contributors to earnings this year. These items offset the costs associated with the current year's early retirement offers (which totaled $5.6 million, pretax, for this segment), as well as the effects of a rate settlement that included a $7.2 million rate reduction in New York that became effective October 1, 1998 and a special $7.2 million (pretax) reserve to be applied against incremental costs resulting from the NYPSC gas restructuring efforts, as discussed above.

         The impact of weather on Distribution Corporation's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. In 1999, the WNC in New York preserved earnings of approximately $0.6 million (after tax) as weather, overall, was warmer than normal for the period of October 1998 through May 1999. Since the Pennsylvania rate jurisdiction does not have a WNC, uncontrollable weather variations directly impact earnings. In the Pennsylvania service territory, weather was 4.0% colder than 1998 and 9.9% warmer than normal. The Pennsylvania jurisdiction's colder weather in 1999 compared with 1998 increased earnings by approximately $0.5 million (after tax).

1998 Compared with 1997
Utility segment 1998 earnings were $51.8 million, down $5.4 million from 1997. This decrease was largely the result of the Utility segment incurring interest expense in 1998, net of related rate recovery, in connection with the settlement of the primary issues relating to the previously referred to settlement of the IRS audits. Absent this interest expense, the Utility segment's earnings were down $1.6 million as compared to 1997. Warmer weather in 1998 compared with 1997 was the primary cause of the decrease.

         Partly offsetting the earnings decrease caused by warmer weather, the Utility segment experienced a decrease in O&M expense as a result of management's continued emphasis on controlling costs. Also contributing to this decrease, 1997 O&M expense included $0.9 million of pretax expenses associated with an early retirement offer to certain Pennsylvania operating union employees in 1997.

         In 1998, the WNC in New York preserved earnings of approximately $7.9 million (after tax) as weather, overall, was warmer than normal for the period of October 1997 through May 1998. In the Pennsylvania service territory, weather was 15.7% warmer than 1997 and 13.4% warmer than normal. The Pennsylvania jurisdiction's warmer weather in 1998 compared with 1997 lowered earnings by approximately $4.0 million (after tax).

Degree Days
----------------------------------------------------------------------------------------------------------------------
                                                                                              Percent (Warmer)
                                                                                                 Colder Than
                                                                                      --------------------------------
Year Ended September 30                           Normal         Actual               Normal            Prior Year
----------------------------------------------------------------------------------------------------------------------
  1999:                            Buffalo        6,848          6,179                (9.8%)            4.5%
                                   Erie           6,223          5,607                (9.9%)            4.0%
----------------------------------------------------------------------------------------------------------------------
  1998:                            Buffalo        6,689          5,914                (11.6%)           (12.9%)
                                   Erie           6,223          5,389                (13.4%)           (15.7%)
----------------------------------------------------------------------------------------------------------------------
  1997:                            Buffalo        6,690          6,793                1.5%              (5.7%)
                                   Erie           6,223          6,395                2.8%              (5.5%)
----------------------------------------------------------------------------------------------------------------------

Purchased Gas
The cost of purchased gas is currently the Company's single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.

         Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and six other upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and three nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $3.82 per thousand cubic feet (Mcf) in 1999, a decrease of 7.5% from the average cost of $4.13 per Mcf in 1998. The average cost of purchased gas in 1998 was 3% lower than the $4.26 per Mcf in 1997.

Pipeline and Storage

Revenues

Pipeline and Storage Operating Revenues
---------------------------------------------------------------------------------------------------------------------
Year Ended September 30 (Thousands)                                   1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Transportation                                                     $91,659          $93,362           $92,027
Interruptible Transportation                                                476              985               831
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         92,135           94,347            92,858
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Storage Service                                                     63,655           62,850            64,147
Interruptible Storage Service                                               173              655                74
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         63,828           63,505            64,221
---------------------------------------------------------------- ----------------- ---------------- -----------------
Other                                                                    12,820           13,131            15,615
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       $168,783         $170,983          $172,694
---------------------------------------------------------------- ----------------- ---------------- -----------------

Pipeline and Storage Throughput - (MMcf)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                               1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Transportation                                                     300,242          298,738           291,164
Interruptible Transportation                                              8,061           14,310             9,138
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        308,303          313,048           300,302
---------------------------------------------------------------- ----------------- ---------------- -----------------


1999 Compared with 1998
Operating revenues decreased $2.2 million in 1999 compared with 1998. The decrease resulted primarily from lower firm transportation revenue of $1.7 million, lower interruptible transportation and storage service revenue of $1.0 million, lower net revenues from unbundled pipeline sales and open access transportation of $0.8 million and an accrual for a gas imbalance payable of $1.0 million. These items were offset in part by higher firm storage service revenue of $0.8 million and higher cashout revenue of $1.3 million.

         Approximately $1.0 million of the decrease in the firm transportation revenue related to "pass through" type items (i.e., surcharges and refunds) that correspondingly reduced O&M expense, thus having no bottom line earnings impact. Interruptible transportation and storage service revenue decreased (and interruptible volumes transported decreased 6.2 Bcf) as a result of full storages at the beginning of the 1998-99 heating season and a warmer than normal winter in 1998-99; thus Supply Corporation lacked available storage space to service interruptible customers. Lower interruptible storage service generally results in lower interruptible transportation. The higher cashout revenue (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation's system by the customer's shipper) is offset by an equal amount of purchased gas expense, thus there is no bottom line earnings impact.

         Transportation volumes in this segment decreased 4.7 Bcf. Generally, volume fluctuations do not have a significant impact on revenues as a result of Supply Corporation's straight fixed-variable (SFV) rate design. However, as mentioned above, lower interruptible transportation volumes did negatively impact revenue for 1999.

1998 Compared with 1997
Operating revenues decreased $1.7 million in 1998 compared with 1997. The decrease resulted primarily from lower net revenues from unbundled pipeline sales and open access transportation of $1.8 million, lower firm storage service revenues of $1.3 million and lower cashout revenue of $1.1 million. These decreases were partially offset by an increase in firm transportation revenue of $1.3 million (resulting from demand charges related to the incremental expansion of this segment's Niagara import facilities) and higher interruptible transportation and storage service revenues of $0.7 million.

         Transportation volumes in this segment increased 12.8 Bcf. As noted above, generally, volume fluctuations do not have a significant impact on revenues as a result of Supply Corporation's SFV rate design. However, the increase in capacity stemming from the above noted incremental expansion contributed to higher demand charge revenue. Higher interruptible transportation volumes also increased revenues.

Earnings

1999 Compared with 1998
Earnings in the Pipeline and Storage segment remained at $39.8 million for 1999 and 1998. Lower revenues, as discussed above, and nonrecurring income in 1998 from a buyout of a firm transportation agreement by a customer in the amount of $2.5 million (pretax), were offset by lower O&M and interest expenses. Items causing lower O&M expense in 1999 when compared to 1998 include the establishment of reserves, in 1998, for preliminary survey and investigation costs associated with a proposed incremental expansion project and a natural gas gathering project (mainly due to lack of interest in furthering these projects). In addition, Supply Corporation recognized a base gas loss at its Zoar Storage Field in 1998. In total, these three items amounted to $3.7 million of pretax expense in 1998. In 1999, Supply Corporation reversed $0.8 million (pretax) of the gathering project reserve as it recovered that amount from its former project partner. Also in 1999, Supply recovered, through insurance, $0.7 million (pretax) related to the Zoar base gas loss. Several significant items also increased O&M expense in 1999 when compared to 1998, including early retirement offers in 1999 (which totaled $1.4 million, pretax, for this segment) and the 1998 reversal of a portion of a reserve set up in a prior period for a storage project. Supply Corporation was able to recover approximately $1.0 million
(pretax) by selling preliminary engineering, survey, environmental and archeological information from this storage project to the Independence Pipeline Company (the Independence Pipeline project is discussed further under "Investing Cash Flow," subheading "Pipeline and Storage").

1998 Compared with 1997
In the Pipeline and Storage segment, earnings for 1998 of $39.8 million increased $3.1 million when compared with 1997. This was mainly due to Supply Corporation's portion of interest income from the previously mentioned settlement of IRS audits. Additional income tax expense related to certain unsettled issues was also recorded. Absent these IRS audit items, earnings would have been down $0.3 million when compared with 1997. This decrease reflects the lower revenues, as discussed above, and an increase in O&M expense. These items were offset in part by lower interest expense and a buyout of a firm transportation agreement by a customer in the amount of $2.5 million (pretax). The higher O&M expenses resulted primarily from the above noted establishment of reserves associated with a proposed incremental expansion project and a natural gas gathering project and the base gas loss at Zoar Storage Field. Partially offsetting these increases in O&M expense was the reversal of a portion of a reserve set up in a prior period for a storage project and the fact that 1997 O&M expense included $1.0 million of pretax expenses associated with an early retirement offer.

Exploration and Production

Revenues

Exploration and Production Operating Revenues
--------------------------------------------------------------- ----------------- ---------------- ------------------
Year Ended September 30 (Thousands)                                       1999             1998               1997
--------------------------------------------------------------- ----------------- ---------------- ------------------
  Gas (after Hedging)                                                  $83,229          $82,910            $84,024
  Oil (after Hedging)                                                   52,050           34,069             34,147
  Gas Processing Plant                                                  11,751            4,937                  -
  Other                                                                   (36)            2,356              1,089
--------------------------------------------------------------- ----------------- ---------------- ------------------
                                                                      $146,994         $124,272           $119,260
--------------------------------------------------------------- ----------------- ---------------- ------------------

1999 Compared with 1998
Operating revenues increased $22.7 million in 1999 compared with 1998. Oil production revenues, net of hedging activities, increased $18.0 million as production increased 54% (mainly the result of West Coast production from the properties acquired in 1998). Gas production revenue, net of hedging activities, increased $0.3 million due to higher production (also mainly the result of West Coast production from the properties acquired in 1998). Refer to the tables below for production and price information. Revenue from Seneca's gas processing plant, acquired as part of the HarCor Energy, Inc. (HarCor) and Bakersfield Energy Resources (BER) acquisitions in May and June 1998, was up $6.8 million. These items were partly offset by a negative mark-to-market revenue adjustment related to written options of $1.3 million. Refer to further discussion of written options in the "Market Risk Sensitive Instruments" section that follows and in Note F - Financial Instruments in Item 8 of this report.

1998 Compared with 1997
Operating revenues increased $5.0 million in 1998 compared with 1997. The main reason for the increase was the $4.9 million in revenues related to the gas processing plant acquired in 1998, as noted above. While this gas processing plant contributed a large amount of revenue, this revenue was basically offset by an equal amount of expense.

         Gas production revenues, net of hedging activities, decreased $1.1 million as a result of decreased production, offset in part by higher gas prices (after hedging). Refer to the tables below for production and price information. The gas production declines were mainly due to the shut-in of production during the Gulf hurricane season and tropical storms, as well as the expected decline in production of West Cameron 552 and delays in drilling due to lack of rig availability in the first half of the year. Oil production revenues, net of hedging activities, were basically even with 1997 as increased production was offset by lower oil prices (after hedging). The increase in oil production was mainly the result of West Coast production from the properties acquired in the Whittier Trust Company, HarCor and BER acquisitions.

Production Volumes
--------------------------------------------------------------- ----------------- ---------------- ------------------
Year Ended September 30                                                   1999             1998               1997
--------------------------------------------------------------- ----------------- ---------------- ------------------
Gas Production (million cubic feet)
  Gulf Coast                                                            28,758           29,461             32,377
  West Coast                                                             3,977            2,146              1,135
  Appalachia                                                             4,431            4,867              5,074
--------------------------------------------------------------- ----------------- ---------------- ------------------
                                                                        37,166           36,474             38,586
--------------------------------------------------------------- ----------------- ---------------- ------------------
Oil Production (thousands of barrels)
  Gulf Coast                                                             1,373            1,228              1,404
  West Coast                                                             2,633            1,376                490
  Appalachia                                                                10               10                  8
--------------------------------------------------------------- ----------------- ---------------- ------------------
                                                                         4,016            2,614              1,902
--------------------------------------------------------------- ----------------- ---------------- ------------------

Average Prices
--------------------------------------------------------------- ----------------- ---------------- ------------------
Year Ended September 30                                                    1999             1998               1997
--------------------------------------------------------------- ----------------- ---------------- ------------------
Average Gas Price/Mcf
  Gulf Coast                                                              $2.15            $2.40              $2.60
  West Coast                                                              $2.28            $2.14              $1.79
  Appalachia                                                              $2.44            $2.88              $2.79
  Weighted Average                                                        $2.20            $2.45              $2.60
  Weighted Average After Hedging                                          $2.24            $2.27              $2.18

Average Oil Price/bbl
  Gulf Coast                                                             $15.18           $14.69             $21.37
  West Coast(1)                                                          $11.62            $9.85             $18.49
  Appalachia                                                             $14.73           $16.80             $21.28
  Weighted Average                                                       $12.85           $12.15             $20.63
  Weighted Average After Hedging                                         $12.96           $13.03             $17.95
--------------------------------------------------------------- ----------------- ---------------- ------------------

(1) 1999 and 1998 includes low gravity oil which generally sells for a lower price.

         Seneca utilizes price swap agreements and options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. Refer to further discussion of these hedging activities below under "Market Risk Sensitive Instruments" and in Note F - Financial Instruments in
Item 8 of this report.

Earnings

1999 Compared with 1998
In the Exploration and Production segment, 1999 earnings of $7.1 million are down $7.9 million (exclusive of the two non-cash special items in 1998) when compared with 1998. This is largely because the settlement of the primary issues of IRS audits of years 1977-1994 had a positive impact on earnings in the prior year. Absent the IRS audit items, earnings of the Exploration and Production segment were down $1.4 million from the prior year. Depressed oil and gas prices for much of 1999 were the main reason for these lower earnings. Higher oil and gas production revenue, as noted in the revenue section above, was offset by increases in lease operating, depletion and interest expense related mainly to Seneca's acquisition activity in 1998. The increase in the gas processing plant revenue of $6.8 million was largely offset by an increase in related expenses of $6.2 million.

1998 Compared with 1997
Earnings in the Exploration and Production segment were $15.0 million in 1998 (exclusive of the two non-cash special items), down $5.4 million from 1997. This segment's 1998 earnings include interest income related to the previously mentioned settlement of IRS audits. Without the positive contribution from this interest income, earnings would be down $12.1 million when compared with 1997. This decrease was mainly because of low oil prices, decreased gas production (for reasons discussed in the revenue section above) and higher lease operating and interest costs related to Seneca's acquisition activities in 1998. These circumstances more than offset the positive contribution to earnings that resulted from higher oil production and higher gas prices (after hedging).

International

Revenues

International Operating Revenues
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
--------------------------------------------------------------- ----------------- ---------------- -----------------

   Heating                                                               $71,974          $49,560            $1,887
   Electricity                                                            34,158           22,774                 -
   Other                                                                     913            3,925                23
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $107,045          $76,259            $1,910
--------------------------------------------------------------- ----------------- ---------------- -----------------

International Heating and Electric Volumes
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                     1999             1998              1997
--------------------------------------------------------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                                     10,047,042        7,116,776           262,615
   Electricity Sales (megawatt hours)                                  1,138,980          763,848                 -
--------------------------------------------------------------- ----------------- ---------------- -----------------

(1) Gigajoules = one billion joules. A joule is a unit of energy.

1999 Compared with 1998
Operating revenues increased $30.8 million in 1999 compared with 1998. The increase in revenues as well as the increase in heat and electric volumes, as shown in the tables above, reflects the fact that 1999 was the first year in which a full twelve months of sales and revenues are included for PSZT. Sales and revenues for 1998 include only eight months of activity as PSZT was acquired in February 1998.

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

Earnings

1999 Compared with 1998
The International segment's 1999 earnings were $2.3 million, or $1.0 million higher than 1998 earnings. The current year's earnings reflect a full twelve months of results from PSZT, while the prior year only included eight months of earnings. The contribution from these additional months in 1999 was offset in part by higher interest expense during 1999. In addition, 1998 earnings included a $5.1 million pretax net gain associated with U.S. dollar denominated debt, which did not recur in the current year. This debt was converted to a Czech koruna denominated loan in December 1998.

1998 Compared with 1997
The International segment's earnings of $1.3 million in 1998 were up $4.6 million when compared to the loss recognized in 1997. This segment realized increases from Horizon's share of earnings from its two main investments in district heating and power generation operations located in the Czech Republic.

         Because of the change in the nature of operations of the International segment over the past three years, earnings comparisons between 1999, 1998 and 1997 may not be meaningful. Future revenues from district heating operations are expected to fluctuate with changes in weather.*

Energy Marketing

Revenues

Energy Marketing Operating Revenues
--------------------------------------------------------------- ------------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                          1999             1998              1997
--------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas (after Hedging)                                               $97,514          $86,877           $70,054
Electricity                                                                 1,551              253                 -
Other                                                                          23               57                44
--------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                          $99,088          $87,187           $70,098
--------------------------------------------------------------- ------------------- ---------------- -----------------

Energy Marketing Volumes
--------------------------------------------------------------- ------------------- ---------------- -----------------
Year Ended September 30                                                      1999             1998              1997
--------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas - (MMcf)                                                       34,454           26,453            21,024
--------------------------------------------------------------- ------------------- ---------------- -----------------

1999 Compared with 1998
Operating revenues increased $11.9 million in 1999 compared with 1998. This increase reflects higher marketing volumes as NFR customers increased from 5,476 at September 30, 1998 to 17,480 at September 30, 1999. Over 75% of the increase in customers was residential.

1998 Compared with 1997
Operating revenues increased $17.1 million in 1998 compared with 1997. This increase reflects higher marketing volumes as NFR customers increased from 1,307 at September 30, 1997 to 5,476 at September 30, 1998.

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Refer to further discussion of these hedging activities below under "Market Risk Sensitive Instruments" and in Note F-Financial Instruments in Item 8 of this report.

Earnings

1999 Compared with 1998
The Energy Marketing segment's 1999 earnings were $2.1 million, an increase of $1.3 million over 1998 earnings. Volumes of natural gas marketed have increased 30% to 34.5 Bcf in 1999 from 26.5 Bcf in 1998 and margins were up from the prior year. These positive contributions to earnings were partly offset by higher expenses for labor, office expense and advertising.

1998 Compared with 1997
The Energy Marketing segment's earnings for 1998 of $0.8 million were $0.8 million below 1997 earnings. Although volumes of natural gas marketed were up
5.4 Bcf, lower earnings reflect lower margins and higher O&M expense in 1998. The increase in O&M expense mainly resulted from expansion of NFR's customer base into new market areas.

Timber

Revenues

Timber Operating Revenues
--------------------------------------------------------------- ------------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                          1999             1998              1997
--------------------------------------------------------------- ------------------- ---------------- -----------------

Operating Revenues                                                        $31,117          $17,805           $11,536
--------------------------------------------------------------- ------------------- ---------------- -----------------

1999 Compared with 1998
Operating revenues for the Timber segment increased $13.3 million. This increase was primarily the result of higher timber sales by Seneca of $3.6 million and increased log sales and kiln dry lumber sales of $4.9 million and $4.2 million, respectively, by Highland. Revenue growth reflects the increased investment by this segment in timber and sawmills.

1998 Compared with 1997
Operating revenues for the Timber segment increased $6.3 million as a result of higher timber sales by Seneca and increased lumber sales resulting from Highland's purchase in 1998 of two new lumber mills. Highland also had a full year of production from the mill it purchased in January 1997.

Earnings

1999 Compared with 1998
Timber segment earnings of $4.8 million in 1999 were up $2.9 million when compared with 1998. As noted above, timber revenues increased by 75%. These higher revenues were partly offset by higher O&M, depletion and interest expenses. Earnings growth reflects the increased investment by this segment in timber and sawmills.

1998 Compared with 1997
Timber segment earnings of $1.9 million in 1998 were up $2.5 million when compared to the loss recognized in 1997. Higher revenues from the operations of two new sawmills purchased in 1998 helped drive the earnings increase.

Other Income and Interest Charges
Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income
Other income decreased $23.5 million in 1999 and increased $32.7 million in 1998. The 1999 decrease is primarily due to a decrease in interest income related to the settlement of IRS audits. In 1999 and 1998, $3.1 million and $18.5 million, respectively, of interest income was recognized related to these audits. Lower other income in 1999 also reflects two items recorded in 1998: a net gain of $5.1 million associated with U.S. dollar denominated debt carried on the balance sheet of PSZT and a buyout of a firm transportation agreement by a Pipeline and Storage segment customer in the amount of $2.5 million. Partly offsetting these items is a $2.4 million gain recorded in 1999 resulting from the demutualization of an insurance company. As a policyholder, the Company received stock of the insurance company as part of its initial public offering.

         The 1998 increase in other income is primarily due to the above noted $18.5 million of interest income related to the settlement of IRS audits, the $5.1 million net gain associated with U.S. dollar denominated debt, the $2.5 million buyout of a firm transportation agreement by a Pipeline and Storage segment customer, as well as $1.3 million of interest income on temporary cash investments of SCT and PSZT.

Interest Charges
Interest on long-term debt increased $12.2 million in 1999 and $11.0 million in 1998. The increase in both years can be attributed mainly to a higher average amount of long-term debt outstanding. Long-term debt balances have grown significantly over the past several years primarily as a result of acquisition activity in the Exploration and Production and International segments.

         Other interest charges decreased $9.8 million in 1999 and increased $17.5 million in 1998. The decrease in 1999 compared to 1998, as well as the increase in 1998 compared with 1997, resulted primarily from the $11.7 million of interest expense recorded in 1998 related to the settlement of IRS audits. In addition, in 1999 and 1998, interest on short-term debt increased mainly as a result of higher average amounts of debt outstanding.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
-------------------------------------------------------------- -------------------- ---------------- -----------------
Year Ended September 30 (Millions)                                           1999             1998              1997
-------------------------------------------------------------- -------------------- ---------------- -----------------

Provided by Operating Activities                                           $271.9           $253.0            $294.7
Capital Expenditures                                                       (260.5)          (393.2)           (214.0)
Investment in Subsidiaries,
  Net of Cash Acquired                                                       (5.8)          (112.0)            (21.1)
Investment in Partnerships                                                   (3.6)            (5.5)                -
Other Investing Activities                                                    6.7              7.6               1.4
Short-Term Debt, Net Change                                                  67.2            229.4            (107.3)
Long-Term Debt, Net Change                                                  (15.6)            94.9              98.2
Issuance of Common Stock                                                     10.7              7.9               7.1
Dividends Paid on Common Stock                                              (69.9)           (67.0)            (64.3)
Dividends Paid to Minority
  Interest                                                                   (0.2)            (0.3)                -
Effect of Exchange Rates on Cash                                             (2.1)             1.6                 -
-------------------------------------------------------------- -------------------- ---------------- -----------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments                                            $(1.2)           $16.4             $(5.3)
-------------------------------------------------------------- -------------------- ---------------- -----------------


Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes, minority interest in foreign subsidiaries, the cumulative effect of a change in accounting for depletion
(1998) and the impairment of oil and gas producing properties (1998).

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

         Net cash provided by operating activities totaled $271.9 million in 1999, an increase of $18.9 million compared with the $253.0 million provided by operating activities in 1998. The increase is attributed primarily to the Utility segment's contribution offset partly by a decrease in cash provided by operations in the Exploration and Production segment. The increase in the Utility segment is mainly the result of lower O&M expenditures combined with lower cash disbursements for taxes and interest. While cash receipts from gas sales and transportation service were down, this decrease was substantially offset by lower gas purchase expenditures. The decrease to cash provided by operations in the Exploration and Production segment is primarily because of an increase in interest payments stemming from higher debt related to the acquisitions made in 1998.

Investing Cash Flow

Expenditures for Long-Lived Assets
Expenditures  for  long-lived  assets include  additions to property,  plant and
equipment  (capital   expenditures)  and  investments  in  corporations   (stock
acquisitions) or partnerships, net of any cash acquired.

         The Company's expenditures for long-lived assets totaled $269.9 million in 1999. The table below presents these expenditures by business segment:


----------------------------------------------------------- ------------------- ------------------- -----------------
                                                                                                              Total
                                                                                      Investments      Expenditures
                                                                      Capital     in Corporations         For Long-
Year Ended September 30, 1999 (Millions)                         Expenditures     or Partnerships      Lived Assets
----------------------------------------------------------- ------------------- ------------------- -----------------
Utility                                                                $47.0                $  -             $47.0
Pipeline and Storage                                                    31.2                 3.6              34.8
Exploration and Production                                              97.6                   -              97.6
International                                                           27.6                 5.8              33.4
Energy Marketing                                                         0.3                   -               0.3
Timber                                                                  56.7                   -              56.7
All Other                                                                0.1                   -               0.1
----------------------------------------------------------- ------------------- ------------------- -----------------
                                                                      $260.5                $9.4            $269.9
----------------------------------------------------------- ------------------- ------------------- -----------------

Utility
The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage
The majority of the Pipeline and Storage capital expenditures were made for additions, improvements and replacements to this segment's transmission and storage systems.

         SIP made a $3.6 million  investment in 1999 in Independence  and had an aggregate investment balance of $10.4 million at September 30, 1999. Independence is a Delaware general partnership in which SIP owns a one-third general partnership interest. SIP's cash investments were financed with short-term borrowings. Independence intends to build a 370 mile natural gas pipeline (Independence Pipeline) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $680 million.* If the Independence Pipeline is not constructed, SIP's share of the development costs (including SIP's investment in Independence Pipeline Company) is estimated not to exceed $13.0 million.*

Exploration and Production
Exploration and Production segment capital expenditures included approximately $57.4 million on the offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction and lease acquisition costs. The remaining $40.2 million of capital expenditures included onshore drilling and construction costs for wells located in Louisiana, Texas and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data. Of this amount, approximately $20.4 million was spent on development drilling, workover, recompletion and facility construction costs on the leases acquired last year in the Midway Sunset, Lost Hills area of California.

International
The majority of the International segment capital expenditures were made by PSZT for the construction of new fluidized-bed boilers at its district heating and power generation plant to comply with stricter clean air standards. Short-term borrowings and cash from operations were used to finance these capital expenditures.

         In fiscal 1999, Horizon, through a wholly-owned subsidiary, increased its ownership interest in SCT to 82.87% for a minimal cost. SCT in turn increased its ownership interest in Jablonecka teplarenska a realitni, a.s.
(JTR), a district heating plant in the northern Bohemia region of the Czech Republic, from 34% to 65.78%. The cost of acquiring these additional shares was approximately $5.8 million ($5.7 million, net of cash acquired) and was financed with short-term borrowings and cash from operations.

Energy Marketing
The capital expenditures consisted primarily of the purchase of furniture, equipment and computer hardware and software for NFR's gas marketing operations.

Timber
The majority of the Timber segment's capital expenditures consisted of the purchase of 36,300 acres of land and timber from PennzEnergy Company for approximately $47 million. The acquisition was financed with short-term borrowings. The remaining $9.7 million of capital expenditures in this segment were for other land, timber and equipment purchases.

Other Investing Activities
Other cash provided by or used in investing activities primarily reflects cash received on the sale of various subsidiaries investments in property, plant and equipment, and cash used for investments in a mutual fund.

Estimated Capital Expenditures
The Company's estimated capital expenditures for the next three years are:*

-------------------------------------------------------------- ------------------- ---------------- -----------------
Year Ended September 30 (Millions)                                          2000             2001              2002
-------------------------------------------------------------- ------------------- ---------------- -----------------
Utility                                                                   $ 50.5           $ 49.5            $ 48.5
Pipeline and Storage                                                        38.9             20.5              20.5
Exploration and Production                                                 112.2            139.7             139.9
International                                                                8.6              8.6               8.6
Timber                                                                       0.8              0.8               0.8
-------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                          $211.0           $219.1            $218.3
-------------------------------------------------------------- ------------------- ---------------- -----------------

         Estimated capital expenditures for the Utility segment in 2000 will be concentrated in the areas of main and service line improvements and replacements and, to a minor extent, the installation of new services.*

         Estimated capital expenditures for the Pipeline and Storage segment in 2000 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines. The estimated capital expenditures also include approximately $9.4 million for the purchase of an additional interest in both the Niagara Spur Loop Line (a 49.2 mile, 30-inch pipeline extending from Lewiston, New York to East Aurora, New York) and the Ellisburg Leidy Line (pipelines and facilities extending from Ellisburg, Pennsylvania to Leidy, Pennsylvania).*

         Estimated capital expenditures in 2000 for the Exploration and Production segment includes approximately $78.3 million for the offshore program in the Gulf of Mexico. Of this amount, approximately $53.3 million is intended to be spent on exploratory and development drilling. The estimated expenditures also includes approximately $33.9 million for the onshore program. Of this amount, approximately $29.7 million is intended to be spent on exploratory and development drilling.*

         Estimated capital expenditures for the International segment will be concentrated in the areas of improvements and replacements within the district heating and power generation plants in the Czech Republic.*

         The Company continuously evaluates capital expenditures and investments in corporations and partnerships. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company's other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

In order to meet the Company's capital requirements, cash from external sources must periodically be obtained through short-term bank loans and commercial paper, as well as through issuances of long-term debt and equity securities. The Company expects these traditional sources of cash to continue to supplement its internally generated cash during the next several years.*

         In February 1999, the Company issued $100.0 million of 6.0% medium-term notes due in March 2009. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $98.7 million. The proceeds of this debt issuance, together with other funds, were used to redeem $100.0 million of 5.58% medium-term notes which matured in March 1999.

         In July 1999, the Company issued $100.0 million of 6.82% medium-term notes due to mature in August 2004. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $99.5 million. The proceeds of this debt issuance, together with other funds, were used to redeem $50.0 million of 7.25% medium-term notes which matured in July 1999 and to complete the redemption of HarCor's 14.875% senior secured notes, discussed below.

         In March and July of 1999, the Company redeemed HarCor's 14.875% senior secured notes. The Company redeemed the notes at a redemption price of 110% of face value, which amounted to $59.1 million. The senior secured notes were recorded at fair market value on the opening balance sheet in 1998 to reflect an effective interest rate of 5.875% and the projected redemption of this debt in 1999.

         The Company's embedded cost of long-term debt was 7.0% and 6.9% at September 30, 1999 and 1998, respectively.

         Consolidated short-term debt increased $67.2 million during 1999. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         In March 1998, the Company obtained authorization from the SEC, under the Holding Company Act, to issue long-term debt securities and equity securities in amounts not exceeding $2.0 billion during the order's authorization period, which extends to December 31, 2002. In August 1999, the Company obtained authorization from the SEC under the Securities Act of 1933 to issue up to $625 million of debt and equity securities.

         The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at September 30, 1999, the Company would have been permitted to issue up to a maximum of $485.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at September 30, 1999, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $356.5 million of short-term debt.

         The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations, and the requirements of the Company.

         The Company is involved in litigation arising in the normal course of its business. In addition to the regulatory matters discussed in Note B - Regulatory Matters, in Item 8 of this report, the Company is involved in other regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or other regulatory matters could have a material effect on earnings and cash flows in the year of resolution, neither such litigation nor these other regulatory matters are expected to materially change the Company's present liquidity position nor have a material adverse effect on the financial condition of the Company at this time.*

Market Risk Sensitive Instruments

Energy Commodity Price Risk
Certain of the Company's subsidiaries (primarily Seneca and NFR) utilize various derivative financial instruments (derivatives), including price swap agreements, options, exchange-traded futures and exchange-traded options, as part of the Company's overall energy commodity price risk management strategy. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to operating results. The derivatives entered into by these subsidiaries are not held for trading purposes. These subsidiaries have operating procedures in place that are administered by experienced management to monitor compliance with their risk management policies.

         The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which Seneca receives a fixed price in exchange for paying a variable price as quoted in "Inside FERC" or on the New York Mercantile Exchange. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The tables do not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the price swap agreements. The weighted average variable prices represent the prices as of September 30, 1999. At September 30, 1999, Seneca had not entered into any natural gas or crude oil price swap agreements extending beyond 2002.

Natural Gas Price Swap Agreements
---------------------------------

------------------------------------------------------ -------------------------------------------------------------
                                                                          Expected Maturity Dates
                                                       -------------------------------------------------------------
                                                                2000           2001           2002           Total
------------------------------------------------------ --------------- -------------- -------------- ---------------

Notional Quantities (Equivalent Bcf)                            28.0           11.1            1.1            40.2
Weighted Average Fixed Rate (per Mcf)                          $2.70          $2.66          $2.61           $2.69
Weighted Average Variable Rate (per Mcf)                       $3.01          $3.00          $2.35           $2.99
------------------------------------------------------ --------------- -------------- -------------- ---------------


Crude Oil Price Swap Agreements
-------------------------------

------------------------------------------------------ --------------- ---------------------------------------------
                                                                                  Expected Maturity Dates
                                                                       ---------------------------------------------
                                                                               2000           2001           Total
------------------------------------------------------ --------------- -------------- -------------- ---------------

Notional Quantities (Equivalent bbls)                                     2,112,000        184,000       2,296,000
Weighted Average Fixed Rate (per bbl)                                        $19.09         $18.00          $19.00
Weighted Average Variable Rate (per bbl)                                     $23.79         $23.79          $23.79
------------------------------------------------------ --------------- -------------- -------------- ---------------

         At September 30, 1999, Seneca would have had to pay the respective counterparties to its natural gas price swap agreements an aggregate of approximately $2.4 million to terminate the natural gas price swap agreements outstanding at that date. Seneca would have had to pay an aggregate of approximately $7.4 million to the counterparties to its crude oil price swap agreements to terminate the crude oil price swap agreements outstanding at September 30, 1999.

         The following tables disclose the notional quantities and weighted average strike prices for options utilized by Seneca to manage natural gas and crude oil price risk. The tables do not reflect the earnings impact of the physical transactions that are expected to offset any financial gains or losses that might arise if an option were to be exercised.

Written Call Options
--------------------

------------------------------------------------------------ --------------------------------------
                                                                Expected Maturity Date - 2000
------------------------------------------------------------ --------------------------------------
Crude Oil
   Notional Quantities (Equivalent bbls)                                    184,000
   Weighted Average Strike Price (per bbl)                                   $18.00
Natural Gas
   Notional Quantities (Equivalent Bcf)                                         2.6
   Weighted Average Strike Price (per Mcf)                                    $2.86
------------------------------------------------------------ --------- --------------

Written Call Options(1)
-----------------------

---------------------------------------------------------------------- ---------------------------------------------
                                                                                  Expected Maturity Dates
                                                                       ---------------------------------------------
                                                                               2000           2001           Total
---------------------------------------------------------------------- -------------- -------------- ---------------

Crude Oil
   Notional Quantities (Equivalent bbls)                                    548,000        184,000         732,000
   Weighted Average Strike Price (per bbl)                                   $18.00         $18.00          $18.00
Natural Gas
   Notional Quantities (Equivalent Bcf)                                        10.4            3.5            13.9
   Weighted Average Strike Price (per Mcf)                                    $2.58          $2.74           $2.62
---------------------------------------------------------------------- -------------- -------------- ---------------

(1) The counterparty has a choice between a natural gas call option and a crude oil call option, depending on whichever option has greater value to the counterparty.

Written Put Options
-------------------

---------------------------------------------------------------------- ---------------------------------------------
                                                                                  Expected Maturity Dates
                                                                       ---------------------------------------------
                                                                               2000           2001           Total
---------------------------------------------------------------------- -------------- -------------- ---------------

Crude Oil
   Notional Quantities (Equivalent bbls)                                    732,000        184,000         916,000
   Weighted Average Strike Price (per bbl)                                   $12.50         $12.50          $12.50
---------------------------------------------------------------------- -------------- -------------- ---------------


Purchased Call Option
---------------------

---------------------------------------------------------- -----------------------------------------
                                                                     Expected Maturity Date - 2000
---------------------------------------------------------- -----------------------------------------
Crude Oil
   Notional Quantities (Equivalent bbls)                                                 1,464,000
   Weighted Average Strike Price (per bbl)                                                  $20.00
---------------------------------------------------------- -------------- --------------------------

         At September 30, 1999, Seneca would have had to pay the counterparty to its call options $3.6 million on a net basis to terminate its call options. Seneca would have paid the counterparty $8.2 million related to the exercise of the written call and put options but would have received $4.6 million related to Seneca's exercise of its purchased call option.

         The Company is exposed to credit risk on the price swap agreements that Seneca has entered into as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check and then on an ongoing basis monitors counterparty credit exposure. The Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.*

         The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date for exchange-traded futures contracts utilized by NFR to manage natural gas price risk. The table does not reflect the earnings impact of the physical transactions that are expected to offset the financial gains and losses arising from the use of the futures contracts. At September 30, 1999, NFR held no futures contracts with maturity dates extending beyond 2001.

Exchange-Traded Futures Contracts
--------------------------------------------------------------- ----------------- ------------------ -----------------

                                                                             Expected Maturity Dates
                                                                ------------------------------------------------------
                                                                          2000               2001            Total
--------------------------------------------------------------- ----------------- ------------------ -----------------

Contract Volumes Purchased (Equivalent Bcf)                                2.0                0.1              2.1
Weighted Average Contract Price (per Mcf)                                $2.75              $2.82            $2.75
Weighted Average Settlement Price (per Mcf)                              $2.89              $2.98            $2.89
--------------------------------------------------------------- ----------------- ------------------ -----------------

         The following table discloses the notional quantities and weighted average strike prices by expected maturity dates for exchange-traded options utilized by NFR to manage natural gas price risk. The table does not reflect the earnings impact of the physical transactions that would offset any financial gains or losses that might arise if an option were to be exercised. At September 30, 1999, NFR held no options with maturity dates extending beyond 2000.


Exchange-Traded Options Purchased
---------------------------------

------------------------------------------------------------- -------------------------------------
                                                                    Expected Maturity Date - 2000
------------------------------------------------------------- -------------------------------------

Notional Quantities (Equivalent Bcf)                                                         9.0
Weighted Average Strike Price (per Mcf)                                                    $2.72
------------------------------------------------------------- -------------------------------------


Exchange-Traded Options Sold
----------------------------

------------------------------------------------------------- -------------------------------------
                                                                    Expected Maturity Date - 2000
------------------------------------------------------------- -------------------------------------

Notional Quantities (Equivalent Bcf)                                                         17.1
Weighted Average Strike Price (per Mcf)                                                     $3.01
------------------------------------------------------------- -------------------------------------

         At September 30, 1999, NFR would have received approximately $2.3 million to settle the exchange-traded futures outstanding at that date. NFR would have paid approximately $1.2 million to settle its exchange-traded options outstanding at September 30, 1999.

Exchange Rate Risk
Horizon's investment in the Czech Republic is valued in Czech korunas, and, as such, this investment is subject to currency exchange risk when the Czech korunas are translated into U.S. dollars. During 1999, the Czech koruna decreased in value in relation to the U.S. dollar resulting in a $11.7 million negative adjustment to the Cumulative Foreign Currency Translation Adjustment (a component of Accumulated Other Comprehensive Income). Further valuation changes to the Czech koruna would result in corresponding positive or negative adjustments to the Cumulative Foreign Currency Translation Adjustment. Management cannot predict whether the Czech koruna will increase or decrease in value against the U.S. dollar.*

Interest Rate Risk
The Company's exposure to interest rate risk primarily consists of short-term debt instruments. At September 30, 1999, these instruments included short-term bank loans and commercial paper totaling $392.3 million (domestically). The interest rate on these short-term bank loans and commercial paper approximated 5.5%. These instruments also included $1.2 million of short-term bank loans held by SCT in the Czech Republic at September 30, 1999. The interest rate on the Czech Republic loans approximated 6.4%.

         The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company's long-term fixed rate debt as well as the other debt of certain of the Company's subsidiaries. The interest rates for the variable rate debt are based on those in effect at September 30, 1999:

------------------------------------ ------------------------------------------------------------------------ ----------
                                                     Principal Amounts by Expected Maturity Dates
                                     ------------------------------------------------------------------------

(Millions of Dollars)                      2000        2001        2002        2003        2004    Thereafter      Total
------------------------------------ ---------- ----------- ----------- ----------- ----------- ------------- ----------

National Fuel Gas Company
Long-Term Fixed Rate Debt                   $50          $-          $-          $-        $225        $549         $824
Weighted Average Interest
   Rate Paid                               6.6%          -%          -%          -%        7.3%        6.6%         6.8%
Fair Value =  $798.7 million
------------------------------------ ---------- ----------- ----------- ----------- ----------- ------------- ----------

PSZT
Long-Term Variable Rate
   Debt                                    $7.2        $9.5        $9.5        $9.5        $9.5        $2.5        $47.7
Weighted Average Interest
   Rate Paid                               7.5%        7.5%        7.5%        7.5%        7.5%        7.5%         7.5%
Fair Value = $47.7 million
------------------------------------ ---------- ----------- ----------- ----------- ----------- ------------- ----------

Other Notes

Long-Term Debt(1)                         $12.4        $3.1        $1.2        $0.9        $0.9        $2.2        $20.7
Weighted Average Interest
  Rate Paid                               11.3%        6.7%        6.7%        7.3%        7.3%        6.8%         9.5%
Fair Value = $20.7 million
------------------------------------ ---------- ----------- ----------- ----------- ----------- ------------- ----------

(1) $5.8 million is variable rate debt; $14.9 million is fixed rate debt.

         PSZT utilizes an interest rate swap to eliminate interest rate fluctuations on its CZK 1,595,924,000 term loan ($47.7 million at September 30,
1999), which carries a variable interest rate of six month Prague Interbank Offered Rate (PRIBOR) plus 0.475%. Under the terms of the interest rate swap, which extends until 2001, PSZT pays a fixed rate of 8.31% and receives a floating rate of six month PRIBOR. PSZT would have paid approximately $1.0 million to settle the interest rate swap at September 30, 1999.

Rate Matters

Utility Operation

New York Jurisdiction

On October 21, 1998, the NYPSC approved a rate plan for Distribution Corporation for the period beginning October 1, 1998 and ending September 30, 2000. The plan was the result of a settlement agreement entered into by Distribution Corporation, Staff for the NYPSC (Staff), Multiple Intervenors (an advocate for large industrial customers) and the State Consumer Protection Board. Under the plan, Distribution Corporation's rates were reduced by $7.2 million, or 1.1%. In addition, customers are receiving up to $6.0 million in bill credits, disbursed volumetrically over the two year term, reflecting a predetermined share of excess earnings under a 1996 settlement. An allowed return on equity of 12%, above which additional earnings will be shared equally with the customers, was maintained from a 1996 settlement. Finally, as provided by the rate plan, $7.2 million of 1999 revenues were set aside in a special reserve to be applied against Distribution Corporation's incremental costs resulting from the NYPSC's gas restructuring effort further described below.

         On November 3, 1998, the NYPSC issued its Policy  Statement  Concerning
                                                   ----------------------------
the Future of the Natural Gas  Industry in New York State and Order  Terminating
-------------------------------------------------------------------------------
Capacity  Assignment  (Policy  Statement).  The Policy  Statement sets forth the
--------------------
NYPSC's "vision" on "how best to ensure a competitive market for natural gas in New York." That vision includes the following goals:

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

         The Policy Statement provides that the most effective way to establish a competitive market in gas supply is "for local distribution companies to cease selling gas." The NYPSC hopes to accomplish that objective over a three-to-seven year transition period, taking into account "statutory requirements" and the individual needs of each local distribution company (LDC).* The Policy Statement directs Staff to schedule "discussions" with each LDC on an "individualized plan that would effectuate our vision." In preparation for negotiations, LDCs will be required to address issues such as a strategy to hold new capacity contracts to a minimum, a long-term rate plan with a goal of reducing or freezing rates, and a plan for further unbundling. In addition, Staff was instructed to hold collaborative sessions with multiple parties to discuss generic issues including reliability and market power regulation. Distribution Corporation has participated in the collaborative sessions. These collaborative sessions have not yet produced a consensus document on all issues before the NYPSC.
Distribution Corporation will continue to participate in all future collaborative sessions.

         Distribution Corporation was recently advised, on an informal basis, that its "individualized plan" for restructuring to "effectuate [the NYPSC's] vision" may be included in discussions anticipated in connection with the current rate settlement, which expires on its own terms on September 30, 2000.

         On June 7, 1999, the NYPSC issued a notice requesting comments on Staff's proposal for a "single retailer" billing environment. The proposal recommends that electric and gas utilities exit the billing function at an undetermined future date. The retail billing function would then be performed solely by unregulated marketers. Included in the billing proposal is a recommendation that utilities design a "back-out" credit equal to the long run costs avoided by each utility when billing is provided by another party. Distribution Corporation filed comments opposing much of the proposal but supporting a suggested interim regime where multiple billing arrangements, including utility billing, would be permitted. This proceeding remains pending. In anticipation of a NYPSC order partially adopting Staff's recommendation, Distribution Corporation is exploring the development of a retail billing service for sale to marketers serving aggregated customers. There is a market for retail billing services in Distribution Corporation's service territory, and Distribution Corporation believes that a service can be designed that will meet the approval of the regulators.*

Pennsylvania Jurisdiction

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

         Effective February 11, 1999, Distribution Corporation's System Wide Energy Select tariff was approved by the PaPUC. This program is intended to expand the Energy Select pilot program described above to apply across Distribution Corporation's entire Pennsylvania service territory. The plan borrows many features of the Energy Select pilot, but several important changes were adopted. Most significantly, the new program includes Distribution Corporation as a choice for retail consumers, in furtherance of Distribution Corporation's objective to remain a merchant. Also departing from the pilot scheme, Distribution Corporation resumes its role as provider of last resort and maintains customer contact by providing a billing service on its own behalf and, as an option, for participating marketers.

         A natural gas restructuring bill was signed into law on June 22, 1999. Entitled the Natural Gas Choice and Competition Act (Act), the new law requires all Pennsylvania LDCs to file tariffs designed to provide retail customers with direct access to competitive gas markets. Distribution Corporation submitted its compliance filing on October 1, 1999 for an effective date on or about July 1, 2000. The filing largely mirrors the Energy Select program currently in effect, which substantially complies with the Act's requirements. Currently the parties to the proceeding are engaged in routine discovery and settlement discussions have begun. Distribution Corporation is unable to predict the outcome of the proceeding at this time.

         Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Its last case was settled with the FERC in February 1996. As part of that settlement, Supply Corporation agreed not to seek recovery of revenues related to certain terminated service from storage customers until April 1, 2000, as long as the terminations were not greater than approximately 30% of the terminable service. Supply Corporation has been successful in marketing and obtaining executed contracts for such terminated storage service (at discounted rates) and expects to continue obtaining executed contracts for additional terminated storage service as it arises.*

Other Matters

Environmental Matters
It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $9.4 million to $10.4 million.* The minimum liability of $9.4 million has been recorded on the Consolidated Balance Sheet at September 30, 1999. Other than discussed in Note H (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of this report.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." For a discussion of SFAS 133 and SFAS 137 and their impact on the Company, see disclosure in Note A - Summary of Significant Accounting Policies in Item 8 of this report.

Year 2000
Numerous media reports have heightened concern that information technology computer systems, software programs and semiconductors may not be capable of recognizing dates after the Year 2000 because such systems use only two digits to refer to a particular year. Such systems may read dates in the Year 2000 and thereafter as if those dates represent the year 1900 or thereafter and, in certain instances, such systems may fail to function properly.

State of Readiness
The Company believes that all necessary work has been completed in order to make its internal computer system Year 2000 ready.* Following the completion of an early-impact analysis study, a formal project manager at the Company was designated to spearhead the Year 2000 remediation effort. The methodology adopted by the Company to address the Year 2000 issue is a combination of methods recommended by respected industry consultants and efforts tailored to meet the Company's specific needs. The Company's Year 2000 plan addresses five primary areas.

A. Mainframe  Corporate  Business  Applications  Developed and Maintained by the
Company: A detailed plan and impact analysis was conducted in 1996-1997 to determine the extent of Year 2000 implications on the Company's mainframe-based computer systems. The remediation and testing in this area have been completed.*

B. Personal Computer Business Applications Software Developed and Supported by the Company: Distribution Corporation and Supply Corporation have retained a consulting firm to perform a detailed impact analysis of the personal computer business application systems supported by the Company's Information Services Department. Seneca has similarly retained a consulting firm to review its Year 2000 issues. These firms have either corrected Year 2000 problems identified by their analysis or advised the respective subsidiaries of the potentially problematic computer applications. Certain applications identified by the consulting firms as potentially problematic have been retired and replaced with Year 2000 compliant applications. The required changes and testing for these applications are complete.*

C. Vendor-Supplied Software, Hardware, and Services for Corporate Business Applications Supported by the Company: This category includes all mainframe infrastructure products as well as all PC client/server software and hardware. The Company has sent letters to its vendors asking if their products and services will continue to perform as expected after January 1, 2000. These vendors are responsible for approximately 200 products and services associated with corporate computer applications. The Company has received responses from all vendors which the Company believes supply critical hardware, software, date-sensitive embedded chips and related computer services. The Company has completed testing and implementation of the vendor-supplied Year 2000 ready products and services.*

D. Vendor-Supplied Products and Services Used on a Corporate Wide Basis: This category includes the critical products and services that are used by multiple departments within the Company including all products containing embedded chips which might be date sensitive. The Company has sent letters to the primary vendors who provide these products and services to the Company, requesting Year 2000 compliance plans. The Company is monitoring their responses and has incorporated them into the Company's overall Year 2000 project and contingency plans. The Company has completed testing and implementation of the products and services of these vendors (reference is made to the "Risks" section below).*

E. User-Department Maintained Business Applications: The Company uses certain business software applications that were either built in-house or vendor-supplied and subsequently maintained by individual departments of the Company. The scope of such applications includes, but is not limited to, spreadsheets, databases, vendor provided products and services and embedded process controls. A corporate wide Year 2000 task force is in place and has established a process to identify and resolve Year 2000 problems in this area. This task force meets on a monthly basis to coordinate ongoing activities and report on the project status. Providers of critical products and services have been identified and the Company has sent letters requesting their Year 2000 compliance plans. Responses are being monitored and incorporated into the Year 2000 planning of the various departments. Based on responses received to date along with internal testing, the Company believes that all applications and services under this category are Year 2000 ready.*

Cost
The cost of upgrading both vendor supplied and internally developed systems and services is expensed as incurred and has amounted to approximately $2.3 million in total. Minimal additional expenses related to Year 2000 administration are expected to be incurred.*

Risks
The Company's main concern is to ensure the safe, reliable and uninterrupted production and delivery of natural gas and Company-provided services to its customers. Based on the efforts discussed above, the Company expects to be able to operate its own facilities without interruption and continue normal operation in Year 2000 and beyond.* However, the Company has no control over the systems and services used by third parties with whom it interfaces. While the Company has placed its major third parties on notice that the Company expects their products and services to perform as expected after January 1, 2000, the Company cannot predict with accuracy the actual adverse consequences to the Company that could result if such third parties are not Year 2000 compliant.* The widespread failure of electric, telecommunication, and upstream gas supply could potentially affect gas service to utility customers, and the Company is pursuing contingency plans to avoid such disruptions.*

         The majority of the devices which control the Company's physical delivery system are not believed to be susceptible to Year 2000 problems because they do not contain micro-processors. The Company has conducted an extensive review of its existing micro-processors (embedded technology) and has replaced non-Year 2000 compliant hardware.

         Distribution Corporation is subject to regulatory review by both the NYPSC and the PaPUC. Both of these regulatory bodies have issued orders concerning the Year 2000 issue, and both have established dates in 1999 by which jurisdictional utilities must have taken the necessary steps to ensure that its critical systems are Year 2000 ready. Distribution Corporation has, to date, met the requirements of those orders and will continue to comply with such orders for the pertinent time periods specified in such orders.*

Contingency Planning
The Company formed its Corporate Year 2000 task force in mid-1997. The primary function of this group was, and continues to be, to: (1) raise awareness of the Year 2000 issue within the Company, (2) facilitate identification and remediation of Year 2000 potential problems within the Company, and (3) facilitate and develop corporate contingency plans. The group is comprised of middle to senior level managers and Company executives. The Company has developed Year 2000 strategic contingency plans which have been prioritized in relation to the overall corporation in the order of human safety, reliability/delivery of Company services and administrative services. The Company has added the operational specifics to these plans and is continuing to hone them through operational drills. During September through November 1999, Distribution Corporation and Supply Corporation conducted Year 2000 Readiness Drills at critical Company owned operating facilities (e.g. compressor stations, pipeline interconnect locations, and gas dispatching control centers) to simulate operation under the low probability occurrence of loss of local electricity or communications (primarily telephone). These drills tested backup generation equipment, alternative communication functionality (radios), and our employees' preparedness to manually operate the physical gas delivery system should these low probability events occur. These drills also tested and sharpened the Company's readiness to dispatch and make safe any customer emergencies, which might occur during a loss of electrical supply or communications functionality. The Company will have a very significant incremental workforce in the field during the critical Year 2000 rollover period New Year's Eve. The pertinent portions of these plans have been filed with the NYPSC whose review is ongoing. Distribution Corporation and Supply Corporation are currently working with other utilities in their service areas and regional Emergency Management Services to establish communication channels and procedures in the low probability event of a serious Year 2000 disruption. The Company has always had disaster/contingency plans to deal with operational gas supply or delivery problems, loss of the corporate data center, and loss of the corporate customer telephone centers. These plans, in conjunction with the Year 2000 drills, enable the Company to verify its readiness and ability to operate in the event of failures resulting from Year 2000 problems arising outside of the Company (i.e., loss of electricity, telephone service, etc.). All critical Year 2000 contingency plans have been completed.*

         All of the above Year 2000 information is a YEAR 2000 READINESS DISCLOSURE made pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of its capital spending and the regulated nature of a significant portion of its business.

Safe Harbor for Forward-Looking Statements
The Company is including the following cautionary statement in this combined Annual Report to Shareholders/Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including those which are designated with a "*", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

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

 8. The nature and projected profitability of pending and potential projects and other investments;

 9. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments;

10.      Uncertainty of oil and gas reserve estimates;

11. Ability to successfully identify and finance oil and gas property acquisitions and ability to operate existing and any subsequently acquired properties;

12. Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

13. Changes in the availability and/or price of derivative financial instruments;

14. Inability of the various counterparties to meet their obligations with respect to the Company's financial instruments;

15. Regarding foreign operations - changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions;

16. Significant changes in tax rates or policies or in rates of inflation or interest;

17. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur;

18. Changes in accounting principles and/or the application of such principles to the Company; and/or

19. Unanticipated problems related to the Company's internal Year 2000 initiative as well as potential adverse consequences related to third party Year 2000 compliance.

         The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 7, MD&A.

ITEM 8  Financial Statements and Supplementary Data

Index to Financial Statements
-----------------------------
                                                                    Page
                                                                    ----
Financial Statements:

  Report of Independent Accountants                                   58

  Consolidated Statements of Income and Earnings Reinvested
   in the Business, three years ended September 30, 1999              59

  Consolidated Balance Sheets at September 30, 1999 and 1998          60

  Consolidated Statement of Cash Flows, three years ended
   September 30, 1999                                                 62

  Consolidated Statement of Comprehensive Income,
   three years ended September 30, 1999                               63

  Notes to Consolidated Financial Statements                          64

  Financial Statement Schedules:
   For the three years ended September 30, 1999

  II-Valuation and Qualifying Accounts                                88

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

Report of Independent Accountants
---------------------------------


To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note A to the consolidated financial statements, the Company changed its method of depletion for oil and gas properties in 1998.




PricewaterhouseCoopers LLP

Buffalo, New York
October 25, 1999



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
                                                               --------------------------

-------------------------------------------------------------- ----------------- ----------------- ------------------
Year Ended September 30 (Thousands of Dollars,
  Except Per Common Share Amounts)                                    1999              1998               1997
-------------------------------------------------------------- ----------------- ----------------- ------------------
Income
Operating Revenues                                                  $1,263,274        $1,248,000         $1,265,812
-------------------------------------------------------------- ----------------- ----------------- ------------------
Operating Expenses
   Purchased Gas                                                       405,925           441,746            528,610
   Fuel Used in Heat and Electric Generation                            55,788            37,837              1,489
   Operation                                                           300,007           293,976            260,839
   Maintenance                                                          23,881            25,793             25,698
   Property, Franchise and Other Taxes                                  91,146            92,817            100,549
   Depreciation, Depletion and Amortization                            129,690           118,880            111,650
   Impairment of Oil and Gas Producing
     Properties                                                              -           128,996                  -
   Income Taxes                                                         64,829            24,024             68,674
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                     1,071,266         1,164,069          1,097,509
-------------------------------------------------------------- ----------------- ----------------- ------------------
Operating Income                                                       192,008            83,931            168,303
Other Income                                                            12,343            35,870              3,196
-------------------------------------------------------------- ----------------- ----------------- ------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                            204,351           119,801            171,499
-------------------------------------------------------------- ----------------- ----------------- ------------------
Interest Charges
   Interest on Long-Term Debt                                           65,402            53,154             42,131
   Other Interest                                                       22,296            32,130             14,680
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                        87,698            85,284             56,811
-------------------------------------------------------------- ----------------- ----------------- ------------------
Minority Interest in Foreign Subsidiaries                               (1,616)           (2,213)                 -
-------------------------------------------------------------- ----------------- ----------------- ------------------
Income Before Cumulative Effect                                        115,037            32,304            114,688
Cumulative Effect of Change in
     Accounting for Depletion                                                -            (9,116)                 -
-------------------------------------------------------------- ----------------- ----------------- ------------------
 Net Income Available for Common Stock                                 115,037            23,188            114,688
-------------------------------------------------------------- ----------------- ----------------- ------------------
Earnings Reinvested in the Business
Balance at Beginning of Year                                           428,112           472,595            422,874
-------------------------------------------------------------- ----------------- ----------------- ------------------
                                                                       543,149           495,783            537,562
Dividends on Common Stock                                               70,632            67,671             64,967
-------------------------------------------------------------- ----------------- ----------------- ------------------
Balance at End of Year                                                $472,517          $428,112           $472,595
-------------------------------------------------------------- ----------------- ----------------- ------------------
Basic Earnings Per Common Share:
  Income Before Cumulative Effect                                        $2.98             $0.85              $3.01
  Cumulative Effect of Change in Accounting
    For Depletion                                                            -             (0.24)                 -
-------------------------------------------------------------- ----------------- ----------------- ------------------
  Net Income Available for Common Stock                                  $2.98             $0.61              $3.01
-------------------------------------------------------------- ----------------- ----------------- ------------------
Diluted Earnings Per Common Share:
  Income Before Cumulative Effect                                        $2.95             $0.84              $2.98
  Cumulative Effect of Change in Accounting
    For Depletion                                                            -             (0.24)                 -
-------------------------------------------------------------- ----------------- ----------------- ------------------
  Net Income Available for Common Stock                                  $2.95             $0.60              $2.98
-------------------------------------------------------------- ----------------- ----------------- ------------------
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                         38,663,981        38,316,397         38,083,514
  Used in Diluted Calculation                                       39,041,728        38,703,526         38,440,018
-------------------------------------------------------------- ----------------- ----------------- ------------------

See Notes to Consolidated Financial Statements



                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------



---------------------------------------------------------------------------- ------------------- -------------------

At September 30 (Thousands of Dollars)                                               1999                 1998
---------------------------------------------------------------------------- ------------------- -------------------


Assets
Property, Plant and Equipment                                                       $3,383,537          $3,186,853
  Less - Accumulated Depreciation,
    Depletion and Amortization                                                       1,029,643             938,716
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                     2,353,894           2,248,137
---------------------------------------------------------------------------- ------------------- -------------------

Current Assets
  Cash and Temporary Cash Investments                                                   29,222              30,437
  Receivables - Net                                                                    105,296              82,336
  Unbilled Utility Revenue                                                              18,674              15,403
  Gas Stored Underground                                                                41,099              31,661
  Materials and Supplies - at average cost                                              23,350              24,609
  Unrecovered Purchased Gas Costs                                                        4,576               6,316
  Prepayments                                                                           35,072              19,755
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                       257,289             210,517
---------------------------------------------------------------------------- ------------------- -------------------

Other Assets
  Recoverable Future Taxes                                                              87,724              88,303
  Unamortized Debt Expense                                                              21,717              22,295
  Other Regulatory Assets                                                               25,214              41,735
  Deferred Charges                                                                      14,266               8,619
  Other                                                                                 82,482              64,853
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                       231,403             225,805
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                    $2,842,586          $2,684,459
---------------------------------------------------------------------------- ------------------- -------------------

See Notes to Consolidated Financial Statements



                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------


---------------------------------------------------------------------------- ----------------- ----------------

At September 30 (Thousands of Dollars)                                              1999               1998
---------------------------------------------------------------------------- ----------------- ----------------
Capitalization and Liabilities
Capitalization:
Common Stock Equity
  Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued and
    Outstanding - 38,837,499 Shares and 38,468,795
    Shares, Respectively                                                           $  38,837        $  38,469
  Paid In Capital                                                                    431,952          416,239
  Earnings Reinvested in the Business                                                472,517          428,112
  Accumulated Other Comprehensive Income                                              (4,013)           7,265
---------------------------------------------------------------------------- ----------------- ----------------
Total Common Stock Equity                                                            939,293          890,085
Long-Term Debt, Net of Current Portion                                               822,743          693,021
---------------------------------------------------------------------------- ----------------- ----------------
Total Capitalization                                                               1,762,036        1,583,106
---------------------------------------------------------------------------- ----------------- ----------------
Minority Interest in Foreign Subsidiaries                                             27,589           25,479
---------------------------------------------------------------------------- ----------------- ----------------
Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                                                 393,495          326,300
  Current Portion of Long-Term Debt                                                   69,608          216,929
  Accounts Payable                                                                    82,747           59,933
  Amounts Payable to Customers                                                         5,934            5,781
  Other Accruals and Current Liabilities                                              87,310           80,480
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                     639,094          689,423
---------------------------------------------------------------------------- ----------------- ----------------
Deferred Credits
  Accumulated Deferred Income Taxes                                                  275,008          258,222
  Taxes Refundable to Customers                                                       14,814           18,404
  Unamortized Investment Tax Credit                                                   11,007           11,372
  Other Deferred Credits                                                             113,038           98,453
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                     413,867          386,451
---------------------------------------------------------------------------- ----------------- ----------------
Commitments and Contingencies                                                              -                -
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                  $2,842,586       $2,684,459
---------------------------------------------------------------------------- ----------------- ----------------

See Notes to Consolidated Financial Statements



                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------


------------------------------------------------------------------ ----------------- ---------------- -----------------
Year Ended September 30 (Thousands of Dollars)                           1999              1998             1997
------------------------------------------------------------------ ----------------- ---------------- -----------------
Operating Activities
  Net Income Available for Common Stock                                  $115,037         $ 23,188          $114,688
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Cumulative Effect of a Change in Accounting
        for Depletion                                                           -            9,116                 -
      Impairment of Oil and Gas Producing Properties                            -          128,996                 -
      Depreciation, Depletion and Amortization                            129,690          118,880           111,650
      Deferred Income Taxes                                                14,030          (26,237)            3,800
      Minority Interest in Foreign Subsidiaries                             1,616            2,213                 -
      Other                                                                 7,018           (6,378)            8,030
      Change in:
        Receivables and Unbilled Utility Revenue                          (18,161)          45,200           (10,332)
        Gas Stored Underground and Materials and
            Supplies                                                       (7,806)          (1,271)            7,300
        Unrecovered Purchased Gas Costs                                     1,740           (6,316)                -
        Prepayments                                                       (15,322)             829            10,065
        Accounts Payable                                                   22,871          (24,975)            9,495
        Amounts Payable to Customers                                          153           (4,735)            5,898
        Other Accruals and Current Liabilities                             10,931          (15,481)            4,113
        Other Assets                                                         (906)              36            (2,856)
        Other Liabilities                                                  10,999            9,913            32,811
------------------------------------------------------------------ ----------------- ---------------- -----------------

Net Cash Provided by Operating Activities                                 271,890          252,978           294,662
------------------------------------------------------------------ ----------------- ---------------- -----------------

Investing Activities
  Capital Expenditures                                                   (260,506)        (393,233)         (214,001)
  Investment in Subsidiaries, Net of Cash Acquired                         (5,774)        (111,966)          (21,075)
  Investment in Partnerships                                               (3,633)          (5,453)                -
  Other                                                                     6,687            7,583             1,429
------------------------------------------------------------------ ----------------- ---------------- -----------------

Net Cash Used in Investing Activities                                    (263,226)        (503,069)         (233,647)
------------------------------------------------------------------ ----------------- ---------------- -----------------

Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                                  67,195          229,387          (107,300)
  Net Proceeds from Issuance of Long-Term Debt                            198,217          198,750            99,500
  Reduction of Long-Term Debt                                            (213,849)        (103,867)           (1,310)
  Proceeds from Issuance of Common Stock                                   10,735            7,853             7,074
  Dividends Paid on Common Stock                                          (69,878)         (66,959)          (64,260)
  Dividends Paid to Minority Interest                                        (246)            (253)                -
------------------------------------------------------------------ ----------------- ---------------- -----------------

Net Cash Provided by (Used in) Financing Activities                        (7,826)         264,911           (66,296)
------------------------------------------------------------------ ----------------- ---------------- -----------------

Effect of Exchange Rates on Cash                                           (2,053)           1,578                 -
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                               (1,215)          16,398            (5,281)
Cash and Temporary Cash Investments
  at Beginning of Year                                                     30,437           14,039            19,320
------------------------------------------------------------------ ----------------- ---------------- -----------------
Cash and Temporary Cash Investments
  at End of Year                                                         $ 29,222         $ 30,437          $ 14,039
------------------------------------------------------------------ ----------------- ---------------- -----------------

See Notes to Consolidated Financial Statements



                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statement of Comprehensive Income
                 ----------------------------------------------



------------------------------------------------------------------ ----------------- ---------------- -----------------
Year Ended September 30 (Thousands of Dollars)                           1999              1998             1997
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Income Available for Common Stock                                    $115,037         $ 23,188          $114,688
                                                                   ----------------- ---------------- -----------------
Other Comprehensive Income (Loss), Before Tax:
  Foreign Currency Translation Adjustment                                 (11,737)           9,350            (2,085)
  Unrealized Gain on Securities Available for
    Sale                                                                      706                -                 -
------------------------------------------------------------------ ----------------- ---------------- -----------------
Other Comprehensive Income (Loss), Before Tax                             (11,031)           9,350            (2,085)
Income Tax Expense Related to Unrealized Gain
  on Securities Available for Sale                                            247                -                 -
------------------------------------------------------------------ ----------------- ---------------- -----------------
Other Comprehensive Income (Loss), Net of Tax                             (11,278)           9,350            (2,085)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Comprehensive Income                                                     $103,759          $32,538          $112,603
------------------------------------------------------------------ ----------------- ---------------- -----------------

See Notes to Consolidated Financial Statements

National Fuel Gas Company
                   Notes to Consolidated Financial Statements


Note A - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The equity method is used to account for the Company's investment in any minority owned entities. All significant intercompany balances and transactions have been eliminated where appropriate.

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

Regulation
Two of the Company's principal subsidiaries, Distribution Corporation and Supply Corporation, are subject to regulation by certain state and federal authorities. Distribution Corporation and Supply Corporation have accounting policies which conform to generally accepted accounting principles, as applied to regulated enterprises, and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. Reference is made to Note B
- Regulatory Matters for further discussion.

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

         Distribution Corporation's rate settlements with the State of New York Public Service Commission (NYPSC) include provisions for a sharing of earnings over a specified rate of return on equity. Estimated refund liabilities are recorded over the term of the settlements which reflect management's current estimate of such refunds. Reference is made to Note B - Regulatory Matters for further discussion.

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

         Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits. If capitalized costs exceed these limits at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. Due to significant declines in oil prices in 1998, Seneca's capitalized costs under the full-cost method of accounting exceeded these limits at March 31, 1998. Seneca was required to recognize an impairment of its oil and gas producing properties in the quarter ended March 31, 1998. This charge amounted to $129.0 million (pretax) and reduced net income for 1998 by $79.1 million.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization are computed by application of either the straight-line method or the units of production method, in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, based on quantities produced in relation to proved reserves (see discussion of change in method of depletion for oil and gas properties below). The costs of unevaluated oil and gas properties are excluded from this computation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. The provisions for depreciation, depletion and amortization, as a percentage of average depreciable property, were 4.3% in 1999, 4.4% in 1998 and 4.6% in 1997.

Cumulative Effect of Change in Accounting
Effective October 1, 1997, Seneca changed its method of depletion for oil and gas properties from the gross revenue method to the units of production method. The units of production method was applied retroactively to prior years to determine the cumulative effect through October 1, 1997. This cumulative effect reduced earnings for 1998 by $9.1 million, net of income tax. Depletion of oil and gas properties for 1999 and 1998 was computed under the units of production method.

         Pro forma amounts for 1998 and 1997 shown below, assume the retroactive application of the new depletion method.


--------------------------------------------------------------------------------------------------------------------
Year Ended September 30                                                                      1998              1997
--------------------------------------------------------------------------------------------------------------------
   Net Income (Thousands):
    As reported                                                                          $ 23,188          $114,688
    Pro forma                                                                            $ 32,304          $113,022
   Earnings Per Common Share:
     Basic - As reported                                                                    $0.61             $3.01
     Basic - Pro forma                                                                      $0.85             $2.97
     Diluted - As reported                                                                  $0.60             $2.98
     Diluted - Pro forma                                                                    $0.84             $2.94
--------------------------------------------------------------------------------------------------------------------

Gas Stored Underground - Current
Gas stored underground - current is carried at lower of cost or market, on a last-in, first-out (LIFO) method. Based upon the average price of spot market gas purchased in September 1999, including transportation costs, the current cost of replacing the inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $51.4 million at September 30, 1999.

Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related issues. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation
The functional currency for the Company's foreign operations is the local currency. The translation from the local currency to U. S. dollars is performed for balance sheet accounts by using current exchange ratios in effect at the balance sheet date and, for revenue and expense accounts, by using an average exchange rate during the period. The resultant cumulative foreign currency translation adjustment is recorded as a component of Accumulated Other Comprehensive Income in the Common Stock Equity section of the Consolidated Balance Sheet.

Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. Investment Tax Credit, prior to its repeal in 1986, was deferred and is being amortized over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction. No provision has been made for domestic income taxes applicable to undistributed earnings of foreign subsidiaries as the amounts are considered to be permanently reinvested outside the U.S.

Financial Instruments
Unrealized gains or losses from "available-for-sale securities" (i.e., the Company's investments in marketable equity securities) are recorded as a component of Accumulated Other Comprehensive Income in the Common Stock Equity section of the Consolidated Balance Sheet. Reference is made to Note F - Financial Instruments for further discussion.

         Seneca utilizes price swap agreements and options (primarily written options) to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk that it faces due to fluctuations in the price of natural gas. Gains or losses from Seneca's price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. Seneca's options are marked-to-market on a quarterly basis with gains or losses recorded in Operating Revenues on the Consolidated Statement of Income. Gains or losses from NFR's exchange-traded futures and exchange-traded options are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income. Reference is made to Note F - Financial Instruments for further discussion.

         In the International segment, PSZT utilizes an interest rate swap to eliminate interest rate fluctuations on its variable rate debt. Gains or losses are accrued in interest charges on the Consolidated Statement of Income at the contract settlement dates.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Interest paid in 1999, 1998 and 1997 was $75.8 million, $46.2 million and $52.4 million, respectively. Income taxes paid in 1999, 1998 and 1997 were $35.0 million, $64.5 million and $69.2 million, respectively.

         Details of the stock acquisitions made by the Company during 1999 and 1998 are as follows:

----------------------------------------- --------------- ------------------------------------------------------------
Year Ended September 30 (Millions)
                                                   1999                              1998
----------------------------------------- --------------- -------------- -------------- --------------- --------------
                                                 JTR(1)            SCT           PSZT       HarCor(2)          Total
----------------------------------------- --------------- |-------------- -------------- --------------- --------------
                                                          |
                                                          |
Assets acquired                                   $13.5   |       $66.1         $141.8          $105.6         $313.5
Liabilities assumed                                (7.3)  |       (22.3)         (77.3)          (73.0)        (172.6)
Existing investment at acquisition                 (0.4)  |       (18.9)             -               -          (18.9)
Cash acquired at acquisition                       (0.1)  |        (6.3)          (0.9)           (2.8)         (10.0)
----------------------------------------- --------------- |-------------- -------------- --------------- --------------
Cash paid, net of cash acquired                    $5.7   |       $18.6          $63.6           $29.8         $112.0
----------------------------------------- --------------- |-------------- -------------- --------------- --------------

(1) Jablonecka teplarenska a realitni, a.s. (JTR) is a majority owned subsidiary of SCT.
(2) HarCor Energy, Inc. (HarCor).

         Further discussion of these acquisitions can be found at Note J - Stock Acquisitions.

Earnings Per Common Share
Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method.

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

         Management has evaluated the derivatives used by Seneca, NFR and Horizon and believes that the adoption of SFAS 133 will not have a material impact on the financial condition or results of operations of the Company. Management is continuing to evaluate other financial instruments and contracts which may have embedded derivatives that could be impacted by the adoption of SFAS 133. SFAS 133 required the Company to adopt the standard in the first quarter of fiscal 2000. However, in June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delays, by one year, the effective date of SFAS 133. Accordingly, the Company will adopt SFAS 133 by the first quarter of fiscal 2001.

Note B  -  Regulatory Matters

Regulatory Assets and Liabilities
Distribution Corporation and Supply Corporation have recorded the following regulatory assets and liabilities:

--------------------------------------------------------------------------------- ------------------- -------------------
At September 30 (Thousands)                                                                     1999                1998
--------------------------------------------------------------------------------- ------------------- -------------------
Regulatory Assets:
Recoverable Future Taxes (Note C)                                                            $87,724            $ 88,303
Unamortized Debt Expense (Note A)                                                             15,223              16,886
Pension and Post-Retirement Benefit Costs (Note G)                                            21,217              22,483
Environmental Clean-up (Note H)                                                                    -              12,394
Other                                                                                          3,997               6,858
--------------------------------------------------------------------------------- ------------------- -------------------
     Total Regulatory Assets                                                                 128,161             146,924
--------------------------------------------------------------------------------- ------------------- -------------------
Regulatory Liabilities:
Amounts Payable to Customers (Note A)                                                          5,934               5,781
New York Rate Settlements                                                                     18,913              19,341
Taxes Refundable to Customers (Note C)                                                        14,814              18,404
Pension and Post-Retirement Benefit Costs(1)  (Note G)                                        26,087              20,222
Other(1)                                                                                       3,226               1,741
--------------------------------------------------------------------------------- ------------------- -------------------
     Total Regulatory Liabilities                                                             68,974              65,489
--------------------------------------------------------------------------------- ------------------- -------------------
Net Regulatory Position                                                                      $59,187            $ 81,435
--------------------------------------------------------------------------------- ------------------- -------------------

(1)  Included in Other Deferred Credits on the Consolidated Balance Sheets.

         If for any reason Distribution Corporation and/or Supply Corporation ceases to meet the criteria for application of regulatory accounting treatment for all or part of their operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in income of the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item.

New York Rate Settlements
With respect to services provided in New York, Distribution Corporation has entered into rate settlements with the NYPSC. The rate settlements provide for a sharing mechanism, whereby earnings above a 12% return on equity are to be shared equally between shareholders and ratepayers. As a result of this sharing mechanism, Distribution Corporation had liabilities of $8.6 million and $10.7 million at September 30, 1999 and 1998, respectively. Of these amounts, $3.0 million was reclassified to Amounts Payable to Customers at September 30, 1999 and 1998 to reflect the amounts estimated to be passed back to customers in the following year. Other aspects of the settlements include a special reserve of $7.4 million (including interest of $0.2 million) recorded during 1999 to be applied against Distribution Corporation's incremental costs resulting from the NYPSC's gas restructuring effort and a "refund pool" of $3.5 million and $5.0 million at September 30, 1999 and 1998, respectively. The refund pool is an accumulation of certain refunds from upstream pipeline companies and certain credits which can be used to offset certain specific expense items. Various other regulatory liabilities have also been created through the New York rate settlements and amounted to $2.5 million and $6.6 million at September 30, 1999 and 1998, respectively.

Note C - Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                        1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Expenses:
  Current Income Taxes -
    Federal                                                            $ 43,467         $ 40,740          $ 57,807
    State                                                                 6,215            6,635             7,067
  Deferred Income Taxes -
    Federal                                                              11,149          (21,687)            2,895
    State                                                                 1,244           (5,997)              905
  Foreign Income Taxes                                                    2,754            4,333                 -
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         64,829           24,024            68,674
Other Income:
  Deferred Investment Tax Credit                                           (729)            (665)             (665)
Minority Interest in Foreign Subsidiaries                                  (642)          (1,218)                -
Cumulative Effect of Change in Accounting
  for Depletion                                                               -           (5,737)                -
---------------------------------------------------------------- ----------------- ---------------- -----------------
Total Income Taxes                                                     $ 63,458         $ 16,404          $ 68,009
---------------------------------------------------------------- ----------------- ---------------- -----------------

The U.S. and foreign components of income (loss) before income taxes are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
U.S.                                                                    $169,037         $ 31,127          $184,257
Foreign                                                                    9,457            8,465            (1,560)
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $178,494         $ 39,592          $182,697
---------------------------------------------------------------- ----------------- ---------------- -----------------


         Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

--------------------------------------------------------------- ------------------- --------------- ----------------
Year Ended September 30 (Thousands)                                         1999            1998             1997
--------------------------------------------------------------- ------------------- --------------- ----------------

Net Income Available for Common Stock                                   $115,037        $ 23,188         $114,688
Income Tax Expense                                                        63,458          16,404           68,009
--------------------------------------------------------------- ------------------- --------------- ----------------
Income Before Income Taxes                                               178,495          39,592          182,697
--------------------------------------------------------------- ------------------- --------------- ----------------
Income Tax Expense, Computed at Federal
  Statutory Rate of 35%                                                   62,473          13,857           63,944
Increase (Reduction) in Taxes Resulting from:
  State Income Taxes                                                       4,848             986            5,182
  Depreciation                                                             1,872           2,186            2,560
  Property Retirements                                                      (833)         (1,609)          (1,320)
  Keyman Life Insurance                                                     (502)           (774)            (695)
  Prior Years Tax Adjustment                                              (1,362)          2,846                -
  Miscellaneous                                                           (3,038)         (1,088)          (1,662)
--------------------------------------------------------------- ------------------- --------------- ----------------
Total Income Taxes                                                      $ 63,458        $ 16,404         $ 68,009
--------------------------------------------------------------- ------------------- --------------- ----------------

         Significant components of the Company's deferred tax liabilities and assets were as follows:

----------------------------------------------------------------------------------- --------------- ----------------
At September 30 (Thousands)                                                                  1999             1998
----------------------------------------------------------------------------------- --------------- ----------------
Deferred Tax Liabilities:
  Abandonments                                                                            $21,192          $15,545
  Accelerated Tax Depreciation                                                            132,732          132,138
  Exploration and Intangible Well
    Drilling Costs                                                                        165,798          147,795
  Other                                                                                    62,565           42,109
----------------------------------------------------------------------------------- --------------- ----------------
Total Deferred Tax Liabilities                                                            382,287          337,587
----------------------------------------------------------------------------------- --------------- ----------------
Deferred Tax Assets:
  Capitalized Overheads                                                                   (25,587)         (22,484)
  Other                                                                                   (81,692)         (56,881)
----------------------------------------------------------------------------------- --------------- ----------------
Total Deferred Tax Assets                                                                (107,279)         (79,365)
----------------------------------------------------------------------------------- --------------- ----------------
Total Net Deferred Income Taxes                                                          $275,008         $258,222
----------------------------------------------------------------------------------- --------------- ----------------

         Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $14.8 million and $18.4 million at September 30, 1999 and 1998, respectively. Also, regulatory assets, representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices amounted to $87.7 million and $88.3 million at September 30, 1999 and 1998, respectively.

         The primary issues related to Internal Revenue Service audits of the Company for the years 1977-1994 were settled during March 1998 and the remaining issues were settled in December 1998. Net income for the years ended September 30, 1999 and 1998 was increased by approximately $3.9 million and $5.0 million, respectively, as a result of interest, net of tax and other adjustments, related to these settlements.


Note D - Capitalization

Summary of Changes in Common Stock Equity
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
                                                                                             Earnings          Accumulated
                                                                               Paid        Reinvested                Other
(Thousands, Except Per Share                  Common Stock                       In            in the        Comprehensive
Amounts)                                  Shares            Amount          Capital          Business               Income
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 1996                      37,852           $37,852         $395,272          $422,874               $    -
Net Income Available
  for Common Stock                                                                            114,688
Dividends Declared
  on Common Stock
  ($1.71 Per Share)                                                                          (64,967)
Other Comprehensive
  Income, Net of Tax                                                                                               (2,085)
Common Stock Issued
  Under Stock and
  Benefit Plans                              314               314            9,756
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 1997                      38,166            38,166          405,028           472,595              (2,085)
Net Income Available
  for Common Stock                                                                             23,188
Dividends Declared on
  Common Stock
  ($1.77 Per Share)                                                                           (67,671)
Other Comprehensive
  Income, Net of Tax                                                                                                 9,350
Common Stock Issued
  Under Stock and
  Benefit Plans                              303               303           11,211
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 1998                      38,469            38,469          416,239           428,112                7,265
Net Income Available
  for Common Stock                                                                            115,037
Dividends Declared on
  Common Stock
  ($1.83 Per Share)                                                                           (70,632)
Other Comprehensive
  Income, Net of Tax                                                                                              (11,278)
Common Stock Issued
  Under Stock and
  Benefit Plans                              368               368           15,713
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 1999                      38,837           $38,837         $431,952          $472,517(1)          $(4,013)
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------

(1) The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 1999, $398.1 million of accumulated earnings was free of such limitations.

Common Stock
The Company has various plans which allow shareholders, customers and employees to purchase shares of Company common stock. The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest cash dividends and/or make cash investments in the Company's common stock. The Customer Stock Purchase Plan provides residential customers the opportunity to acquire shares of Company common stock without the payment of any brokerage commissions or service charges in connection with such acquisitions. Effective November 1, 1999, these two plans were combined into a new plan, known as the National Fuel Direct Stock Purchase and Dividend Reinvestment Plan. The 401(k) Plans allow employees the opportunity to invest in Company common stock, in addition to a variety of other investment alternatives. At the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an agent.

         The Company also has a Director Stock Program under which it issues shares of Company common stock to its non-employee directors as partial consideration for their services as directors.

Shareholder Rights Plan
In 1996,  the Company's  Board of Directors  adopted a  shareholder  rights plan
(Plan). Effective April 30, 1999, the Plan was amended and is now embodied in an Amended and Restated Rights Agreement.

         The holders of the Company's common stock have one right (Right) for each of their shares. Each Right, which will initially be evidenced by the Company's common stock certificates representing the outstanding shares of common stock, entitles the holder to purchase one-half of one share of common stock at a purchase price of $130 per share, being $65 per half share, subject to adjustment (Purchase Price).

         The Rights become exercisable upon the occurrence of a distribution date. At any time following a distribution date, each holder of a Right may exercise its right to receive common stock (or, under certain circumstances, other property of the Company) having a value equal to two times the Purchase Price of the Right then in effect. However, the Rights are subject to redemption or exchange by the Company prior to their exercise as described below.

         A distribution date would occur upon the earlier of (i) ten days after the public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of the Company's common stock or other voting stock having 10% or more of the total voting power of the Company's common stock and other voting stock and (ii) ten days after the commencement or announcement by a person or group of an intention to make a tender or exchange offer that would result in that person acquiring, or obtaining the right to acquire, beneficial ownership of the Company's common stock or other voting stock having 10% or more of the total voting power of the Company's common stock and other voting stock.

         In certain situations after a person or group has acquired beneficial ownership of 10% or more of the total voting power of the Company's stock as described above, each holder of a Right will have the right to exercise its Rights to receive common stock of the acquiring company having a value equal to two times the Purchase Price of the Right then in effect. These situations would arise if the Company is acquired in a merger or other business combination or if 50% or more of the Company's assets or earning power are sold or transferred.

         At any time prior to the end of the business day on the tenth day following the announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the total voting power of the Company, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable in cash or stock. A decision to redeem the Rights requires the vote of 75% of the Company's full Board of Directors. Also, at any time following the announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the total voting power of the Company, 75% of the Company's full Board of Directors may vote to exchange the Rights, in whole or in part, at an exchange rate of one share of common stock, or other property deemed to have the same value, per Right, subject to certain adjustments.

         After a distribution date, Rights that are owned by an acquiring person will be null and void. Upon exercise of the Rights, the Company may need additional regulatory approvals to satisfy the requirements of the Rights Agreement. The Rights will expire on July 31, 2008, unless they are exchanged or redeemed earlier than that date.

         The  Rights  have   anti-takeover   effects  because  they  will  cause
substantial dilution of the common stock if a person attempts to acquire the Company on terms not approved by the Board of Directors.

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

         For the years ended September 30, 1999, 1998 and 1997, no compensation expense was recognized for options granted under these plans. Compensation expense related to stock appreciation rights and restricted stock under these stock plans was $1.0 million, $4.1 million and $8.1 million for the years ended September 30, 1999, 1998 and 1997, respectively. Had compensation expense for stock options granted under the Company's stock option and stock award plans been determined based on fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:


---------------------------------------------------------- ------------------- ------------------- -------------------
Year Ended September 30                                                 1999                1998                1997
---------------------------------------------------------- ------------------- ------------------- -------------------
Net Income (Thousands):
     As reported                                                    $115,037             $23,188            $114,688
     Pro forma                                                      $111,385             $18,859            $110,506
Earnings Per Common Share:
     Basic - As reported                                               $2.98               $0.61               $3.01
     Basic - Pro forma                                                 $2.88               $0.49               $2.90
     Diluted - As reported                                             $2.95               $0.60               $2.98
     Diluted - Pro forma                                               $2.85               $0.49               $2.87
---------------------------------------------------------- ------------------- ------------------- -------------------

         Transactions involving option shares for all plans are summarized as follows:

------------------------------------------------------------- ---------------------------- ---------------------------
                                                                              Number of
                                                                         Shares Subject            Weighted Average
                                                                              to Option              Exercise Price
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 1996                                             1,773,251                      $29.62
Granted in 1997                                                                 678,750                      $39.61
Exercised in 1997(1)                                                           (274,655)                     $25.80
Forfeited in 1997                                                                (3,000)                     $36.81
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 1997                                             2,174,346                      $33.21
Granted in 1998                                                                 770,000                      $44.44
Exercised in 1998(1)                                                           (205,200)                     $27.41
Forfeited in 1998                                                                (7,250)                     $41.68
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 1998                                             2,731,896                      $36.79
Granted in 1999                                                                 753,400                      $46.70
Exercised in 1999(1)                                                           (111,504)                     $28.41
Forfeited in 1999                                                                (9,700)                     $37.41
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 1999                                             3,364,092                      $39.29
------------------------------------------------------------- ---------------------------- ---------------------------
Option shares exercisable at September 30, 1999                               2,537,360                      $37.01
Option shares available for future
  grant at September 30, 1999(2)                                                 76,338
------------------------------------------------------------- ---------------------------- ---------------------------

(1)  In connection with  exercising  these options,  16,531,  44,580 and 117,326
     shares  were   surrendered   and  canceled  during  1999,  1998  and  1997,
     respectively.
(2)  Including shares available for restricted stock grants.


         The weighted average fair value per share of options granted in 1999, 1998 and 1997 was $7.43, $7.91 and $7.66, respectively. These weighted average fair values were estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions:

---------------------------------------------------------- ------------------- ------------------- -------------------
Year Ended September 30                                           1999                 1998                1997
---------------------------------------------------------- ------------------- ------------------- -------------------

Quarterly Dividend Yield                                            0.97%                 0.98%              1.06%
Annual Standard Deviation (Volatility)                             18.86%                16.48%             16.76%
Risk Free Rate                                                      4.74%                 5.77%              6.58%
Expected Term - in Years                                              5.0                   5.5                5.0
---------------------------------------------------------- ------------------- ------------------- -------------------

         The following table summarizes information about options outstanding at September 30, 1999:

--------------------------------------------------------------------------------- -------------------------------------
                              Options Outstanding                                         Options Exercisable
--------------------------------------------------------------------------------- -------------------------------------

                                   Number     Weighted Average          Weighted            Number            Weighted
                Range of      Outstanding            Remaining           Average       Exercisable             Average
          Exercise Price       at 9/30/99     Contractual Life    Exercise Price        at 9/30/99      Exercise Price
------------------------- ---------------- -------------------- ----------------- ----------------- -------------------


        $23.81 - $35.72          846,817            4.5 years            $28.77           846,817              $28.77

        $35.73 - $49.57        2,517,275            8.2 years            $42.83         1,690,543              $41.14
------------------------- ---------------- -------------------- ----------------- ----------------- -------------------

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

         The following table summarizes the awards of restricted stock over the past three years:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                       1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Shares of Restricted Stock Awarded                                           6,580            7,609             6,300
Weighted Average Market Price of
  Stock on Award Date                                                       $46.06           $44.88            $40.88
----------------------------------------------------------------- ----------------- ---------------- -----------------

         As of September 30, 1999, 96,319 shares of non-vested restricted stock were outstanding. Vesting restrictions will lapse as follows: 2000 - 28,216 shares; 2001 - 35,103 shares; 2002 - 8,000 shares; 2003 - 8,000 shares; 2004 -
7,000 shares; 2005 - 6,000 shares; and 2006 - 4,000 shares.

Redeemable Preferred Stock
As of September 30, 1999, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:

----------------------------------------------------------------------------------- ---------------- -----------------
At September 30 (Thousands)                                                                  1999              1998
----------------------------------------------------------------------------------- ---------------- -----------------
National Fuel Gas Company:
  Debentures:
    7-3/4% due February 2004                                                             $125,000          $125,000
  Medium-Term Notes:
    5.58% to 8.48% due March 1999 to August 2027(1)                                       699,000           649,000
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          824,000           774,000
----------------------------------------------------------------------------------- ---------------- -----------------
HarCor:
  14.875% Senior Secured Notes                                                                  -            62,571
----------------------------------------------------------------------------------- ---------------- -----------------
PSZT:
  8.04% U.S. Dollar Denominated
    Debt due March 2000 - December 2004(2)                                                      -            50,596
  7.505% Term Loan due March 2000 - December 2004(2)                                       47,671                 -
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                           47,671            50,596
----------------------------------------------------------------------------------- ---------------- -----------------
Other Notes                                                                                20,680            22,783
----------------------------------------------------------------------------------- ---------------- -----------------
Total Long-Term Debt                                                                      892,351           909,950
Less Current Portion                                                                       69,608           216,929
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         $822,743          $693,021
----------------------------------------------------------------------------------- ---------------- -----------------

 (1) Includes $50 million of 8.48% medium-term notes due July 2024 which are callable at a redemption price of 106.36% through July 2000. The redemption price will decline in subsequent years. It also includes $100 million of 6.214% medium-term notes due August 2027 which are putable by debt holders only on August 12, 2002, at par.
 (2) In December 1998, PSZT converted its U.S. Dollar denominated debt to a Czech koruna denominated term loan. The interest rate on the new term loan is six month Prague Interbank Offered Rate (PRIBOR) plus 0.475%. Refer to Note F - Financial Instruments for discussion of PSZT's interest rate swap.

         The aggregate principal amounts of long-term debt maturing for the next five years and thereafter are as follows: $69.6 million in 2000, $12.6 million in 2001, $10.7 million in 2002, $10.4 million in 2003, $235.4 million in 2004 and $553.7 million thereafter.

Note E - Short-Term Borrowings

The Company has SEC authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2002.

         The Company historically has borrowed short-term funds either through bank loans or the issuance of commercial paper. As for the former, the Company maintains uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis.

         At September 30, 1999, the Company had outstanding short-term notes payable to banks and commercial paper of $246.0 million (domestic = $244.8 million; foreign = $1.2 million) and $147.5 million, respectively. At September 30, 1998, the Company had outstanding notes payable to banks and commercial paper of $196.3 million and $130.0 million, respectively.

         The weighted average interest rate on domestic notes payable to banks was 5.55% and 5.67% at September 30, 1999 and 1998, respectively. The interest rate on the foreign notes payable to banks was 6.35% at September 30, 1999. There were not any foreign notes payable to banks at September 30, 1998. The weighted average interest rate on commercial paper was 5.49% and 5.60% at September 30, 1999 and 1998, respectively.

Note F - Financial Instruments

Fair Values
The fair market value of the Company's long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                            1999              1999             1998              1998
                                                        Carrying              Fair         Carrying              Fair
At September 30 (Thousands)                               Amount             Value           Amount             Value
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Long-Term Debt                                          $892,351          $867,056         $909,950          $966,437
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

         The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay.

         Temporary cash investments, notes payable to banks and commercial paper are stated at amounts which approximate their fair value due to the short-term maturities of those financial instruments. Investments in life insurance are stated at their cash surrender values as discussed below. Investments in a mutual fund and the stock of an insurance company, as discussed below, are stated at fair value based on quoted market prices.

Investments
Other assets includes cash surrender values of insurance contracts and a mutual fund (accounted for as an "available-for-sale security"). The insurance contracts and mutual fund were established as an informal funding mechanism for various benefit obligations the Company has to certain employees. The cash surrender values of the insurance contracts amounted to $44.2 million and $40.1 million at September 30, 1999 and 1998, respectively. The mutual fund amounted to $5.0 million and $2.2 million at September 30, 1999 and 1998, respectively.

         Other assets also includes shares of stock in an insurance company which the Company received as part of the insurance company's initial public offering in 1999. This "demutualization" of the insurance company resulted in a gain to the Company of $2.4 million. At September 30, 1999, the value of the stock was $2.3 million. The stock is accounted for as an "available-for-sale security."

Derivative Financial Instruments
Seneca has entered into certain price swap agreements and options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil in an effort to provide more stability to its operating results. These agreements and options are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas and crude oil production. The fair value of outstanding natural gas and crude oil price swap agreements and options discussed below reflect the estimated amounts Seneca would pay or receive to terminate its derivative financial instruments at September 30, 1999.

         At September 30, 1999, Seneca had natural gas price swap agreements covering a notional amount of 40.2 Bcf extending through 2002 at a weighted average fixed rate of $2.69 per Mcf. Seneca also had crude oil price swap agreements covering a notional amount of 2,296,000 bbls extending through 2001 at a weighted average fixed rate of $19.00 per bbl. The fair value of Seneca's outstanding natural gas and crude oil price swap agreements at September 30, 1999 was a net loss of approximately $9.8 million. This loss was offset by corresponding unrecognized gains from Seneca's anticipated natural gas and crude oil production over the terms of the price swap agreements.

         Seneca recognized net gains (losses) of $2.6 million, $(4.1) million and $(21.5) million related to settlements of its price swap agreements during 1999, 1998 and 1997, respectively. As the price swap agreements have been designated as hedges, these gains (losses) were offset by corresponding gains (losses) from Seneca's natural gas and crude oil production.

         At September 30, 1999, Seneca had the following options outstanding:

Type of Option                      Notional Amount                           Weighted Average Strike Price
--------------                      ---------------                           -----------------------------

Written Call Option                 184,000 bbls                              $18.00/bbl
Written Call Option                 2.6Bcf                                    $2.86/Mcf
Written Call Options(1)             13.9 Bcf or 732,000 bbls                  $2.62/Mcf or $18.00/bbl
Written Put Option                  916,000 bbls                              $12.50/bbl
Purchased Call Option               1,464,000 bbls                            $20.00/bbl


(1)The counterparty has a choice between a natural gas call option and a crude oil call option, depending on whichever option has greater value to the counterparty.

         As disclosed in Note A-Summary of Significant Accounting Policies, Seneca's call and put options are being marked-to-market. The mark-to-market adjustment for 1999 was a loss of $1.3 million, the recording of which leaves the fair value of the call and put options at September 30, 1999 at a net loss of $3.6 million. During 1999, Seneca paid the counterparty $28,000 and $1.2 million related to the exercise of a portion of the written put options and the written call options, respectively. Seneca received $0.6 million from the counterparty related to Seneca's exercise of a portion of the $20.00 per bbl call options that it had purchased.

         The Company is exposed to credit risk on the price swap agreements that Seneca has entered into as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on an ongoing basis monitors counterparty credit exposure.

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At September 30, 1999, NFR had natural gas futures contracts covering 2.1 Bcf of gas on a net basis extending through 2001 at a weighted average contract price of $2.75 per Mcf. NFR had sold natural gas options covering 17.1 Bcf of gas at a weighted average strike price of $3.01 per Mcf. NFR also had purchased natural gas options covering 9.0 Bcf of gas at a weighted average strike price of $2.72 per Mcf. The exchange-traded futures and exchange-traded options are used to hedge NFR's purchase and sale commitments and storage gas inventory. The fair value of NFR's outstanding exchange-traded futures and exchange-traded options at September 30, 1999 was a net gain of approximately $1.1 million. This fair value reflects the estimated net amount that NFR would receive to terminate its exchange-traded futures and exchange-traded options at September 30, 1999. Since these exchange-traded futures contracts and exchange-traded options qualify and have been designated as hedges, any gains or losses resulting from market price changes would be substantially offset by the related commodity transaction.

         NFR recognized net gains (losses) of $(5.4) million, $1.3 million and $1.7 million related to futures contracts and options during 1999, 1998 and 1997, respectively. Since these futures contracts and options qualify and have been designated as hedges, these net gains (losses) were substantially offset by the related commodity transactions.

         PSZT utilizes an interest rate swap to eliminate interest rate fluctuations on its CZK 1,595,924,000 term loan ($47.7 million at September 30, 1999), which carries a variable interest rate of six month PRIBOR plus 0.475%. Under the terms of the interest rate swap, which extends until 2001, PSZT pays a fixed rate of 8.31% and receives a floating rate of six month PRIBOR. PSZT recognized a loss of $0.1 million related to this interest rate swap during 1999. The fair value of PSZT's interest rate swap at September 30, 1999 was a loss of approximately $1.0 million.

Note G - Retirement Plan and Other Post-Retirement Benefits

The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan) that covers substantially all domestic employees of the Company. The Company provides health care and life insurance benefits for substantially all domestic retired employees under a post-retirement benefit plan (Post-Retirement Plan).

         The Company's policy is to fund the Retirement Plan with at least an amount necessary to satisfy the minimum funding requirements of applicable laws and regulations and not more than the maximum amount deductible for federal income tax purposes. The Company has established Voluntary Employees' Beneficiary Association (VEBA) trusts for its Post-Retirement Plan.
Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations and are made to fund employees' post-retirement health care and life insurance benefits, as well as benefits as they are paid to current retirees. Retirement Plan and Post-Retirement Plan assets primarily consist of equity and fixed income investments and/or units in commingled funds or money market funds.

         Distribution Corporation and Supply Corporation are fully recovering their net periodic pension and post-retirement benefit costs in accordance with the applicable regulatory commission authorization. For financial reporting purposes, Distribution Corporation and Supply Corporation record the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined by their actuary under applicable accounting principles as either a regulatory asset or liability, as appropriate. Pension and post-retirement benefit costs reflect the amount recovered from customers in rates during the year. Under the NYPSC's policies, Distribution Corporation segregates the amount of such costs collected in rates, but not yet contributed to the Retirement and Post-Retirement Plans, into a regulatory liability account. This liability accrues interest at the NYPSC mandated interest rate and this interest cost is included in pension and post-retirement benefit costs. For purposes of disclosure, the liability also remains in the disclosed pension and post-retirement benefit liability amount because it has not yet been contributed.

Retirement Plan
Reconciliations of the Benefit Obligation, Retirement Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:


----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Benefit Obligation
Benefit Obligation at Beginning of Period                               $532,250         $462,377          $432,753
Service Cost                                                              12,676           10,655             9,988
Interest Cost                                                             36,299           35,485            33,532
Amendments                                                                 1,691                -             1,479
Actuarial (Gain) Loss                                                    (13,598)          52,446            10,336
Benefits Paid                                                            (30,522)         (28,713)          (25,711)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Benefit Obligation at End of Period                                     $538,796         $532,250          $462,377
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Plan Assets
Fair Value of Assets at Beginning of Period                             $509,393         $473,205          $431,828
Actual Return on Plan Assets                                              47,888           59,415            65,790
Employer Contribution                                                     11,199            5,486             1,298
Benefits Paid                                                            (30,522)         (28,713)          (25,711)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Fair Value of Assets at End of Period                                   $537,958         $509,393          $473,205
----------------------------------------------------------------- ----------------- ---------------- -----------------
Reconciliation of Funded Status
Funded Status                                                              $(838)        $(22,857)          $10,828
Unrecognized Net Actuarial Gain                                          (45,853)         (12,659)          (38,687)
Unrecognized Transition Asset                                            (14,864)         (18,580)          (22,296)
Unrecognized Prior Service Cost                                           12,048           11,369            12,435
----------------------------------------------------------------- ----------------- ---------------- -----------------
Accrued Benefit Cost                                                    $(49,507)        $(42,727)         $(37,720)
----------------------------------------------------------------- ----------------- ---------------- -----------------



----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Assumptions as of September 30
Discount Rate                                                              7.25%            7.00%             7.75%
Expected Return on Plan Assets                                             8.50%            8.50%             8.50%
Rate of Compensation Increase                                              5.00%            5.00%             5.00%
----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost
Service Cost                                                            $ 12,676         $ 10,655            $9,988
Interest Cost                                                             36,299           35,485            33,532
Expected Return on Plan Assets                                           (38,158)         (35,724)          (34,011)
Amortization of Prior Service Cost                                         1,012            1,065               991
Amortization of Transition Asset                                          (3,716)          (3,716)           (3,754)
Recognition of Actuarial Loss                                              2,833              981                 -
Early Retirement Window                                                    7,032                -             1,904
Net Amortization and Deferral for
  Regulatory Purposes                                                      2,721            4,829              (374)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Periodic Benefit Cost                                               $ 20,699         $ 13,575            $8,276
----------------------------------------------------------------- ----------------- ---------------- -----------------

         The effect of the discount rate change in 1999 was to decrease the Benefit Obligation by $15.9 million as of the end of the period. The effect of the discount rate change in 1998 was to increase the Benefit Obligation as of the end of the period by $45.0 million.

Other Post-Retirement Benefits
Reconciliations of the Benefit Obligation, Post-Retirement Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Benefit Obligation
Benefit Obligation at Beginning of Period                              $ 256,983         $218,370         $ 212,047
Service Cost                                                               4,493            4,022             4,056
Interest Cost                                                             17,635           17,122            16,594
Plan Participants' Contributions                                             673              867               417
Actuarial (Gain) Loss                                                    (13,542)          27,014            (6,653)
Benefits Paid                                                            (10,627)         (10,412)           (8,091)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Benefit Obligation at End of Period                                    $ 255,615         $256,983         $ 218,370
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Plan Assets
Fair Value of Assets at Beginning of Period                            $ 122,870         $ 98,639           $73,059
Actual Return on Plan Assets                                              17,345           14,602            13,618
Employer Contribution                                                     19,623           19,174            19,636
Plan Participants' Contributions                                             673              867               417
Benefits Paid                                                            (10,627)         (10,412)           (8,091)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Fair Value of Assets at End of Period                                  $ 149,884         $122,870           $98,639
----------------------------------------------------------------- ----------------- ---------------- -----------------
Reconciliation of Funded Status
Funded Status                                                          $(105,731)       $(134,113)        $(119,731)
Unrecognized Net Actuarial Loss                                           (2,396)          19,660               505
Unrecognized Transition Obligation                                        99,780          106,907           114,034
----------------------------------------------------------------- ----------------- ---------------- -----------------
Accrued Benefit Cost                                                    $ (8,347)        $ (7,546)         $ (5,192)
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                            1999              1998              1997
----------------------------------------------------------------- ----------------- ----------------- -----------------
Weighted Average Assumptions as of September 30
Discount Rate                                                              7.25%             7.00%             7.75%
Expected Return on Plan Assets                                             8.50%             8.50%             8.50%
Rate of Compensation Increase                                              5.00%             5.00%             5.00%
----------------------------------------------------------------- ----------------- ----------------- -----------------
Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost
Service Cost                                                              $4,493            $4,022            $4,056
Interest Cost                                                             17,635            17,122            16,594
Expected Return on Plan Assets                                           (10,134)           (8,099)           (6,014)
Amortization of Transition Obligation                                      7,127             7,127             7,768
Amortization of Loss                                                       1,304               683                 -
Net Amortization and Deferral for
  Regulatory Purposes                                                      1,774               915            (1,257)
----------------------------------------------------------------- ----------------- ----------------- -----------------
Net Periodic Benefit Cost                                               $ 22,199          $ 21,770          $ 21,147
----------------------------------------------------------------- ----------------- ----------------- -----------------

         The effect of the discount rate change in 1999 was to decrease the Benefit Obligation by $9.1 million. The effect of the discount rate change in 1998 was to increase the Benefit Obligation by $25.3 million.

         The annual rate of increase in the per capita cost of covered medical care benefits was assumed to be 10% for 1997, 9% for 1998 and 8% for 1999 and gradually decline to 5.5% by the year 2003 and remain level thereafter. The annual rate of increase for medical care benefits provided by healthcare maintenance organizations was assumed to be 7.5% in 1998, 7.0% in 1999 and gradually decline to 5.5% by the year 2002 and remain level thereafter. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 8.5% for 1997, 9.0% for 1998 and 8.0% for 1999 and gradually decline to 5.5% by the year 2003 and remain level thereafter. The annual rate of increase in the per capita Medicare Part B Reimbursement was assumed to be 3.1% for 1997, 9.0% for 1998 and 8.0% for 1999 and gradually decline to 5.5% by the year 2003 and remain level thereafter.

         The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the Benefit Obligation as of October 1, 1999 would be increased by $38.9 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1999 by $4.0 million. If the health care cost trend rates were decreased by 1% in each year, the Benefit Obligation as of October 1, 1999 would be decreased by $34.0 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 1999 by $3.4 million.

Note H - Commitments and Contingencies

Environmental Matters
It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to the sites described below in (i) and (ii) will be in the range of $9.4 million to $10.4 million. The minimum liability of $9.4 million has been recorded on the Consolidated Balance Sheet at September 30, 1999. Other than discussed below, the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         The Company has been recovering site investigation and remediation costs in rates. Accordingly, the Consolidated Balance Sheet at September 30, 1998 included related regulatory assets of $12.4 million. Over the past several years, the Company has been negotiating settlements with its insurance carriers related to environmental investigation and remediation costs. The Company received net proceeds of approximately $9.8 million in 1999 and approximately $3.5 million in 1998 related to these settlements. In addition, the Company reached a settlement with one of its insurance carriers for reimbursement of covered costs to remediate certain sites. A portion of the net proceeds received and future proceeds accrued have been applied to reduce the Company's environmental related regulatory assets to zero at September 30, 1999.

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

         (i)  Former Manufactured Gas Plant and Former Gasoline Plant Sites

         Distribution Corporation has incurred or is incurring clean-up costs at five former manufactured gas plant sites in New York and Pennsylvania. Remediation is complete at one site and substantially complete at a second site. With respect to the second site, Distribution Corporation has been designated by the New York Department of Environmental Conservation (DEC) as a potentially responsible party (PRP) and is also engaged in litigation with the DEC and the party who bought that site from Distribution Corporation's predecessor. At a third site, the remedial plan has been approved by the DEC and remediation is expected to begin in 2000. A fourth site is in an ongoing investigation stage with remediation being designed. The fifth is a site allegedly containing, among other things, manufactured gas plant waste and is in the investigation stage. Supply Corporation is in the final stages of remediation of a former gasoline plant site.

         (ii)  Third Party Waste Disposal Sites

         Distribution Corporation and Supply Corporation are each currently identified by the DEC or the Federal Environmental Protection Agency as one of a number of companies considered to be PRPs with respect to certain waste disposal sites in New York which were operated by unrelated third parties. The PRPs are alleged to have contributed to the materials that may have been collected at such waste disposal sites by the site operators. The ultimate cost to Distribution Corporation or Supply Corporation with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of site contamination, the number of additional PRPs at each site and the portion of responsibility, if any, attributed to Distribution Corporation or Supply Corporation. Distribution Corporation is a PRP at two waste disposal sites. The remediation has been completed at one site and the remedial design selected at the second site. Supply Corporation is a PRP at one waste disposal site, which is at the investigation stage.

         Without being named a PRP, Distribution Corporation has also signed a consent decree (court approval pending) by which it would share the costs of remediating another waste disposal site in New York. Also without being named a PRP, Supply Corporation expects that it will participate in the cost of a site that is currently being remediated by a third party.

         (iii)  Other Sites

         Distribution Corporation received, in 1998 and again in October 1999, notice that the DEC believes Distribution Corporation is responsible for contamination discovered at an additional former manufactured gas plant site in New York (without naming Distribution Corporation as a PRP). Distribution Corporation responded that other companies operated that site before Distribution Corporation's predecessor did, that liability could be imposed upon Distribution Corporation only if hazardous substances were disposed of at the site during a period when the site was operated by Distribution Corporation's predecessor, and that Distribution Corporation was unaware of any such disposal. Distribution Corporation has not incurred any clean-up costs at this site nor has it been able to reasonably estimate the probability or extent of potential liability.

         Distribution Corporation understands that PRPs at another third party waste disposal site have obtained records from the operator (a waste oil collector) indicating that the site received used oil from Distribution Corporation (among others). A contribution claim could, therefore, be asserted against Distribution Corporation, which has not incurred any clean-up costs at this site nor been able to reasonably estimate the probability or extent of potential liability.

         Supply Corporation believes that there is the possibility that it may incur costs related to certain of its measuring and regulator stations in New York. No costs have been incurred or accrued to date. Supply Corporation has estimated its exposure at approximately $0.2 million.

         (iv)  Clean Air Standards

         The Company, in its international operations in the Czech Republic has substantially completed the construction of new fluidized-bed boilers at the district heating and power generation plant of PSZT in order to comply with certain clean air standards mandated by the Czech Republic government. Capital expenditures related to this reconstruction incurred by PSZT in 1999 were approximately $23.0 million.

Other
The Company has entered into contractual commitments in the ordinary course of business including commitments by Distribution Corporation to purchase capacity on nonaffiliated pipelines to meet customer gas supply needs. The majority of these contracts (representing 88% of current contracted demand capacity) expire within the next five years. Costs incurred under these contracts are purchased gas costs, subject to state commission review, and are being recovered in customer rates through inclusion in Distribution Corporation's rate schedules. Management believes, to the extent any stranded pipeline costs are generated by the unbundling of services in Distribution Corporation's service territory, such costs will be recoverable from customers.

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

Note I - Business Segment Information

The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which changes the way the Company reports information about its business segments. SFAS 131 requires disclosure of certain financial information based upon how management evaluates the performance of its business segments. The information for 1998 and 1997 has been restated from the prior year's presentation to conform to the 1999 presentation.

         The Company has six reportable segments: Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing and Timber. The breakdown of the Company's reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

         The Utility segment operations are regulated by the NYPSC and the PaPUC and are carried out by Distribution Corporation. Distribution Corporation sells natural gas to retail customers and provides natural gas transportation services in western New York and northwestern Pennsylvania.

         The Pipeline and Storage segment operations are regulated by the FERC and are carried out by Supply Corporation and SIP. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers (including NFR) and pipeline companies in the northeastern United States markets. SIP, although not regulated itself by the FERC, holds a one-third partnership interest in the Independence Pipeline Company, whose rates, services and other matters will be regulated by the FERC.

         The Exploration and Production segment, through Seneca, is engaged in exploration for, and development and purchase of, natural gas and oil reserves in the Gulf Coast of Texas and Louisiana, in California, in Wyoming and in the Appalachian region of the United States. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells.

         The International segment's operations are carried out by Horizon. Horizon engages in foreign energy projects through the investment of its indirect subsidiaries as the sole or partial owner of various business entities. Horizon's current emphasis is the Czech Republic where, through its subsidiaries, it owns majority interests in companies having district heating and power generation plants in the northern Bohemia region of the Czech Republic.

         The Energy Marketing segment is comprised of NFR's operations. NFR is engaged in the retail marketing of natural gas, the marketing of electricity, and the performance of energy management services for industrial, commercial, public authority and residential end-users located in the northeastern United States.

         The Timber segment's operations are carried out by the Northeast division of Seneca and by Highland. This segment has timber holdings in the northeastern United States and several sawmills and kilns in Pennsylvania.

         The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. The accounting policies of the segments are the same as those described in Note A - Summary of Significant Accounting Policies. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. Expenditures for long-lived assets include additions to property, plant and equipment and equity investments in corporations (stock acquisitions) and/or partnerships, net of any cash acquired. The Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income.


Year Ended September 30, 1999 (Thousands)
------------------------------------------------------------------------------------------------------------
                             Pipeline   Exploration                                    Total
                             and            and                   Energy               Reportable
                   Utility   Storage    Production  International Marketing   Timber   Segments   All Other
------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers           $801,053    $82,994    $140,212    $107,045      $99,088  $31,117  $1,261,509    $1,765

Intersegment
Revenues               6,302     85,789       6,782           -            -        -      98,873         -

Interest Expense      29,659     13,147      34,409      11,451          234    2,208      91,108       100

Depreciation,
Depletion and
Amortization          34,215     22,690      55,750      10,473          165    6,388     129,681         7

Income Tax
Expense               34,741     22,439       2,992          15        1,138    2,788      64,113        55

Segment Profit
(Loss): Net
Income                56,875     39,765       7,127       2,276        2,054    4,769     112,866     (162)

Expenditures for
Additions to
Long-Lived Assets     46,974     34,873      97,586      33,412          302   56,700     269,847        66

At September 30, 1999 (Thousands)
------------------------------------------------------------------------------------------------------------

Segment Assets    $1,178,185   $542,962    $727,557    $255,042      $18,676  $98,830  $2,821,252    $7,351
------------------------------------------------------------------------------------------------------------



Year Ended September 30, 1999 (Thousands)
------------------------------
Corporate and
Intersegment       Total
Eliminations    Consolidated
------------------------------


         $   -     $1,263,274

       (98,873)             -

        (3,510)        87,698


             2        129,690


           661         64,829


         2,333        115,037


             -        269,913


------------------------------

       $13,983     $2,842,586
------------------------------



Year Ended September 30, 1998 (Thousands)
-------------------------------------------------------------------------------------------------------------
                              Pipeline   Exploration                                    Total
                              and            and                    Energy              Reportable
                    Utility   Storage    Production  International Marketing   Timber   Segments  All Other
-------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers           $ 867,802    $84,218     $113,194     $76,259      $87,187  $17,805 $1,246,465    $1,535

Intersegment
Revenues                3,378     86,765       11,078           -            -        -    101,221         -

Interest Expense       44,639     15,232       21,454       7,188           31    1,580     90,124        33

Depreciation,
Depletion and
Amortization           33,459     21,816       50,937       7,309           91    5,169    118,781        97

Income Tax
Expense (Benefit)      30,076     29,644      (39,478)      2,158          471    1,445     24,316       119

Significant
Noncash Item:
Impairment of Oil
and Gas Producing
Properties                  -          -      128,996           -            -        -    128,996         -

Segment Profit
(Loss): Income
Before Cumulative
Effect of Change
in Accounting          51,788     39,852      (64,110)      1,279          787    1,904     31,500       143

Expenditures for
Additions to
Long-Lived Assets      50,680     29,145      323,627      96,987          320    9,893    510,652         -

At September 30, 1998 (Thousands)
-------------------------------------------------------------------------------------------------------------

Segment Assets     $1,171,645   $526,738     $673,706    $242,339      $16,944  $45,507 $2,676,879    $5,216
-------------------------------------------------------------------------------------------------------------


Year Ended September 30, 1998 (Thousands)
------------------------------
Corporate and
Intersegment       Total
Eliminations   Consolidated
------------------------------


      $     -      $1,248,000


     (101,221)              -

       (4,873)         85,284


            2         118,880

         (411)         24,024




            -         128,996




          661          32,304


            -         510,652


------------------------------

       $2,364      $2,684,459
------------------------------



Year Ended September 30, 1997 (Thousands)
-----------------------------------------------------------------------------------------------------------------
                               Pipeline   Exploration                                      Total
                               and            and                    Energy                Reportable
                    Utility    Storage    Production  International  Marketing   Timber    Segments   All Other
-----------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers            $991,281    $82,883     $107,733      $1,910     $70,098   $11,536   $1,265,441      $ 371

Intersegment
Revenues                   85     89,811       11,527           -           -         -      101,423          -

Interest Expense       32,608     16,068       11,103       1,230          33     1,410       62,452         18

Depreciation,
Depletion and
Amortization           32,972     21,459       51,117         107          14     5,960      111,629         18

Income Tax
Expense (Benefit)      35,510     21,026       11,592        (954)        931      (193)      67,912         55

Segment Profit
(Loss): Net
Income                 57,220     36,760       20,359      (3,348)      1,567      (609)     111,949        171

Expenditures for
Additions to
Long-Lived Assets      66,908     22,562      120,282      22,293          96    16,151(1)   248,292         19

At September 30, 1997 (Thousands)
-----------------------------------------------------------------------------------------------------------------

Segment Assets     $1,175,885   $522,191     $469,795     $24,031     $17,083   $42,260   $2,251,245     $5,207
-----------------------------------------------------------------------------------------------------------------

(1)Amount includes non-cash acquisition of $12.3 million in exchange for long-term debt obligations.

Year Ended September 30, 1997 (Thousands)
-------------------------------
 Corporate and
 Intersegment       Total
 Eliminations    Consolidated
-------------------------------


         $    -     $1,265,812

       (101,423)             -
         (5,659)        56,811


              3        111,650

            707         68,674

          2,568        114,688



              -        248,311

-------------------------------

        $10,879     $2,267,331
-------------------------------



---------------------------------------------------------------------------------------------------------------
Geographic Information:                                  1999                  1998                   1997
---------------------------------------------------------------------------------------------------------------
Year Ended September 30 (Thousands)
Revenues from External Customers:

United States                                          $1,156,229           $1,171,741             $1,263,902

Czech Republic                                            107,045               76,259                  1,910
                                                       ----------           ----------             ----------

                                                       $1,263,274           $1,248,000             $1,265,812
---------------------------------------------------------------------------------------------------------------
At September 30 (Thousands)
Long-Lived Assets:

United States                                          $2,369,840           $2,258,817             $2,036,525

Czech Republic                                            215,457              215,125                 22,139
                                                       ----------           ----------             ----------

                                                       $2,585,297           $2,473,942             $2,058,664
---------------------------------------------------------------------------------------------------------------

Note J - Stock Acquisitions

Exploration and Production
In May 1998, Seneca acquired the outstanding shares of HarCor for approximately $32.6 million. The acquisition of HarCor was accounted for in accordance with the purchase method. HarCor's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the tender offer in May 1998. Effective August 31, 1999, HarCor was merged into Seneca.

International
During 1998, Horizon, through a wholly-owned subsidiary, increased its ownership interest in SCT from 36.8% at September 30, 1997 to 82.7% at September 30, 1998. The cost of acquiring these additional shares was approximately $24.9 million. Also in 1998, Horizon invested in PSZT, and owned an 86.2% interest at September 30, 1998. The cost of acquiring the shares of PSZT was approximately $64.5 million.

         During 1999, Horizon, through a wholly-owned subsidiary, increased its ownership interest in SCT to 82.87% for a minimal cost. SCT in turn increased its ownership in JTR, a district heating plant in the northern Bohemia region of the Czech Republic, from 34% to 65.78%. The cost of acquiring these additional shares was approximately $5.8 million.

         The acquisitions made in the International segment have been accounted for in accordance with the purchase method. The goodwill resulting from these acquisitions is being amortized over a twenty-year period. The goodwill is recorded in Other Assets in the Company's Consolidated Balance Sheet. This goodwill amounted to $9.5 million and $10.1 million at September 30, 1999 and 1998, respectively.

Note K - Quarterly Financial Data (unaudited)

In the opinion of management, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Per common share amounts are calculated using the weighted average number of shares outstanding during each quarter. The total of all quarters may differ from the per common share amounts shown on the Consolidated Statement of Income. Those per common share amounts are based on the weighted average number of shares outstanding for the entire fiscal year. Because of the seasonal nature of the Company's heating business, there are substantial variations in operations reported on a quarterly basis.



----------------- -------------- -------------- ------------- ----------- ----------- --------------- ------------- ------------
                                                                                           Net
                                                                                         Income
                                                    Income         Income (Loss)         (Loss)
                                                    (Loss)          Per Common          Available             Earnings
                                    Operating       Before         Share Before            for               (Loss) Per
    Quarter        Operating         Income       Cumulative     Cumulative Effect       Common             Common Share
                                                              -----------------------                 --------------------------
     Ended          Revenues         (Loss)         Effect       Basic      Diluted       Stock          Basic        Diluted
----------------- -------------- -------------- ------------- ----------- ----------- --------------- ------------- ------------
           1999   (Thousands, except per common share amounts)
----------------- ------------------------------------------------------------------- --------------- ------------- ------------
       12/31/98       $340,422        $56,835      $ 37,619        $ 0.98       $0.97   $ 37,619(1)        $ 0.98        $0.97
        3/31/99       $483,404        $83,475      $ 61,145        $ 1.58       $1.57   $ 61,145           $ 1.58        $1.57
        6/30/99       $248,658        $31,319      $ 11,840        $ 0.31       $0.30   $ 11,840(2)        $ 0.31        $0.30
        9/30/99       $190,790        $20,379       $ 4,433        $ 0.11       $0.11    $ 4,433(3)        $ 0.11        $0.11
----------------- ------------------------------------------------------------------- --------------- ------------- ------------
           1998   (Thousands, except per common share amounts)
----------------- ------------------------------------------------------------------- --------------- ------------- ------------
       12/31/97       $371,021       $ 52,280      $ 37,534        $ 0.98       $0.97   $ 28,418(4)       $  0.74        $0.73
        3/31/98       $462,648       $(16,228)     $(21,262)       $(0.56)        N/A   $(21,262)(5)      $ (0.56)         N/A
        6/30/98       $242,447       $ 33,726      $ 19,107        $ 0.50       $0.49   $ 19,107          $  0.50        $0.49
        9/30/98       $171,884       $ 14,153      $ (3,075)       $(0.08)        N/A   $ (3,075)(6)      $ (0.08)         N/A
----------------- -------------- -------------- ------------- ----------- ----------- --------------- ------------- ------------

N/A - Not applicable due to antidilution.

(1) Includes income of $3.9 million related to IRS audit settlement and expense of $3.5 million related to an early retirement offer.
(2)  Includes  expense  of $3.8  million  related to stock  appreciation  rights
     (SAR), expense of $1.1 million related to an early retirement offer and income of $1.0 million for lost and unaccounted for (LAUF) gas adjustment related to 1998.
(3) Includes income of $1.6 million for LAUF gas adjustment related to 1999 and income of $1.6 million related to a gain on stock received from the demutualization of an insurance company.
(4) Includes $9.1 million negative non-cash cumulative effect of a change in accounting for depletion.
(5) Includes expense of $79.1 million for impairment of oil and gas producing properties and income of $5.0 million related to IRS audit settlement.
(6) Includes expense of $1.8 million for Distribution Corporation refund provision and income of $1.0 million for a net gain associated with U.S. dollar denominated debt.


Note L - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 1999, there were 22,336 holders of National Fuel Gas Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 1999 and 1998, are shown below:


--------------------------------------------------------------- ------------------------------------ -----------------
                                                                           Price Range                     Dividends
                                                                ------------------------------------
Quarter Ended                                                                High              Low          Declared
--------------------------------------------------------------- ------------------- ---------------- -----------------
    1999
--------------------------------------------------------------- ------------------- ---------------- -----------------
 12/31/98                                                                 $49-5/8          $44-7/8             $.450
  3/31/99                                                                 $46-1/2          $39-1/4             $.450
  6/30/99                                                                     $50          $37-1/2             $.465
  9/30/99                                                                 $49-3/4          $44-5/8             $.465
--------------------------------------------------------------- ------------------- ---------------- -----------------
    1998
--------------------------------------------------------------- ------------------- ---------------- -----------------
 12/31/97                                                               $48-15/16        $42-11/16             $.435
  3/31/98                                                               $48-13/16          $45-3/8             $.435
  6/30/98                                                                 $49-1/8          $39-5/8             $.450
  9/30/98                                                                     $47        $39-13/16             $.450
--------------------------------------------------------------- ------------------ ---------------- -----------------


Note M - Supplementary Information for Oil and Gas Producing Activities

The following supplementary information is presented in accordance with SFAS 69, "Disclosures about Oil and Gas Producing Activities," and related SEC accounting rules.

Capitalized Costs Relating to Oil and Gas Producing Activities

----------------------------------------------------------------------------------- ---------------- -----------------
At September 30 (Thousands)
                                                                                              1999              1998
----------------------------------------------------------------------------------- ---------------- -----------------
Proved Properties                                                                         $880,470          $739,684
Unproved Properties                                                                         92,097           141,873
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                           972,567           881,557
Less - Accumulated Depreciation, Depletion
  and Amortization                                                                         315,675           261,236
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          $656,892          $620,321
----------------------------------------------------------------------------------- ---------------- -----------------


         Costs related to unproved properties are excluded from amortization as they represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. Following is a summary of such costs excluded from amortization at September 30, 1999:

---------------------------- -------------------------- --------------------------------------------------------------
                                           Total as of                       Year Costs Incurred
                                                        --------------------------------------------------------------
(Thousands)                         September 30, 1999             1999            1998           1997          Prior
---------------------------- -------------------------- ---------------- --------------- -------------- --------------

Acquisition Costs                              $82,994          $12,077         $51,226         $8,525        $11,166
Exploration Costs                                9,103            9,103               -              -              -
---------------------------- -------------------------- ---------------- --------------- -------------- --------------
                                               $92,097          $21,180         $51,226         $8,525        $11,166
---------------------------- -------------------------- ---------------- --------------- -------------- --------------

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs: (1)
  Proved                                                                 $ 2,798         $189,201           $ 4,154
  Unproved                                                                11,530           88,369            23,120
Exploration Costs                                                         52,141           74,421            76,703
Development Costs                                                         30,985           23,887            15,583
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $ 97,454         $375,878          $119,560
----------------------------------------------------------------- ----------------- ---------------- -----------------

(1) Total proved and unproved property acquisition costs for 1998 of $277.6 million include amounts related to the HarCor, Bakersfield Energy and Whittier Trust properties acquired in 1998 of $87.0 million, $25.3 million and $141.1 million, respectively.



Results of Operations for Producing Activities

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas (includes revenues from sales to affiliates
    of $6,365, $11,065 and $10,682, respectively)                       $ 81,734         $ 89,284          $100,411
  Oil, Condensate and Other Liquids                                       51,592           31,770            39,237
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                              133,326          121,054           139,648
Production/Lifting Costs                                                  28,119           23,622            17,335
Depreciation, Depletion and Amortization
  ($0.89 and $0.96 per Mcfe of production, and $0.36 per
  dollar of operating revenues, respectively) (2)                         54,439           50,221            50,687
Impairment of Oil and Gas Producing Properties(3)                              -          128,996                 -
Income Tax Expense (Benefit)                                              16,255          (28,949)           24,699
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                  $ 34,513         $(52,836)         $ 46,927
----------------------------------------------------------------- ----------------- ---------------- -----------------

(1) Exclusive of hedging gains and losses. See further discussion in Note F - Financial Instruments.
(2) In 1998, Seneca changed its method of depletion for oil and gas producing properties from the gross revenue method to the units of production method. See further discussion in Note A - Summary of Significant Accounting Policies.
(3) See discussion of impairment in Note A - Summary of Significant Accounting Policies.

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

-------------------------------------- ----------------------------------------- -----------------------------------------
                                                      Gas MMcf                                  Oil Mbbl
                                       ----------------------------------------- -----------------------------------------
Year Ended September 30                      1999          1998           1997          1999          1998          1997
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
Proved Developed and
Undeveloped Reserves:
  Beginning of Year                       325,065       232,449        207,082        66,591        17,981        25,749
    Extensions and Discoveries             46,423        40,293         47,951         3,716           640           359
    Revisions of
      Previous Estimates                  (13,091)      (18,623)        20,820         9,808        (4,191)       (6,224)
    Production                            (37,166)      (36,474)       (38,586)       (4,016)       (2,614)       (1,902)
    Sales of Minerals in Place               (439)            -         (5,464)         (280)            -            (1)
    Purchases of Minerals
      in Place and Other                        -       107,420            646             -        54,775             -
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
  End of Year                             320,792       325,065        232,449        75,819        66,591        17,981
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
Proved Developed Reserves:
  Beginning of Year                       230,508       194,454        163,537        48,081        11,354        14,043
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
  End of Year                             222,929       230,508        194,454        57,333        48,081        11,354
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------

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

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
                                                                             1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                    $2,402,308       $1,547,216        $1,072,375
Less:
  Future Production Costs                                                 560,459          413,753           166,989
  Future Development Costs                                                185,617          160,884            85,216
  Future Income Tax Expense at
    Applicable Statutory Rate                                             477,205          245,120           257,172
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                   1,179,027          727,459           562,998
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                  471,768          260,688           179,798
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                      $ 707,259        $ 466,771         $ 383,200
----------------------------------------------------------------- ----------------- ---------------- -----------------

         The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         1999             1998              1997
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                   $466,771         $383,200          $329,244
    Sales, Net of Production Costs                                       (53,615)         (97,432)         (122,313)
    Net Changes in Prices, Net of Production Costs                       317,356         (180,853)           78,499
    Purchases of Minerals in Place                                             -          364,102             1,138
    Sales of Minerals in Place                                            (2,706)               -            (9,632)
    Extensions and Discoveries                                           122,894           36,844            88,228
    Changes in Estimated Future Development Costs                        (97,082)        (104,181)          (20,785)
    Previously Estimated Development Costs Incurred                       72,349           28,514            43,731
    Net Change in Income Taxes at
      Applicable Statutory Rate                                         (232,085)          57,190           (24,797)
    Revisions of Previous Quantity Estimates                              40,964          (75,136)          (27,317)
    Accretion of Discount and Other                                       72,413           54,523            47,204
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                  $707,259         $466,771          $383,200
----------------------------------------------------------------- ----------------- ---------------- -----------------


                                            Schedule II - Valuation and Qualifying Accounts






----------------------------------------- --------------- -------------- -------------- ----------------- --------------
                                                             Additions      Additions
                                             Balance at     Charged to     Charged to                       Balance at
(Thousands)                                   Beginning      Costs and          Other                           End of
Description                                   of Period       Expenses    Accounts(1)     Deductions(2)         Period
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 1999
Reserve for Doubtful Accounts                    $6,232        $15,337           $  1           $13,728         $7,842
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 1998
Reserve for Doubtful Accounts                    $8,291        $15,861           $746           $18,666         $6,232
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 1997
Reserve for Doubtful Accounts                    $7,672        $16,586           $  -           $15,967         $8,291
----------------------------------------- --------------- -------------- -------------- ----------------- --------------

(1) Represents opening balance sheet reserve plus exchange rate impact of translating the Czech koruna to the U.S. dollar for Horizon.
(2)  Amounts represent net accounts receivable written-off.


ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III
                                    --------

ITEM 10  Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 17, 2000 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1999. The information provided in such definitive Proxy Statement, excepting the "Report of the Compensation Committee," and the "Corporate Performance Graph," is incorporated herein by reference. Information concerning the Company's executive officers can be found in Part I, Item 1, of this report.

ITEM 11  Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 17, 2000 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1999. The information provided in such definitive Proxy Statement, excepting the "Report of the Compensation Committee," and the "Corporate Performance Graph," is incorporated herein by reference.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company's definitive Proxy Statement for its February 17, 2000 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 1999. The information provided in such definitive Proxy Statement, excepting the "Report of the Compensation Committee," and the "Corporate Performance Graph," is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions

At September 30, 1999, the Company knows of no relationships or transactions required to be disclosed pursuant to Item 404 of Regulation S-K.


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

         (b)    Reports on Form 8-K
                None

         (c)    Exhibits

           Exhibit
           Number                    Description of Exhibits
           ------                    -----------------------

           3(i)     Articles of Incorporation:

              o Restated Certificate of Incorporation of National Fuel Gas Company dated September 21, 1998 (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)

           3(ii)    By-Laws:

           3.1      National  Fuel Gas Company  By-Laws as amended on  September
                    16, 1999

           (4)      Instruments   Defining  the  Rights  of  Security   Holders,
                    Including Indentures:

              o Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

              o Third Supplemental Indenture dated as of December 1, 1982, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(4) in File No. 33-49401)

              o Tenth Supplemental Indenture dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a), Form 8-K dated February 14, 1992 in File No. 1-3880)

              o Eleventh Supplemental Indenture dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992 in File No. 1-3880)

              o Twelfth Supplemental Indenture dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992 in File No. 1-3880)

              o Thirteenth Supplemental Indenture dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

              o Fourteenth Supplemental Indenture dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              o Fifteenth Supplemental Indenture dated as of September 1, 1996 to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

           4.1 Indenture dated as of October 1, 1999, between the Company and The Bank of New York

           4.2 Officer's Certificate Establishing Medium-Term Notes dated October 14, 1999

              o Amended and Restated Rights Agreement, dated as of April 30, 1999, between National Fuel Gas Company and HSBC Bank USA (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1999 in File No. 1-3880)

           (10)     Material Contracts:

           (ii)(B)  Contracts   upon  which   Registrant's   business   is
                    substantially dependent:

              o Service Agreement No. 830016 with Texas Eastern Transmission Corporation, under Rate Schedule FT-1, dated November 2, 1995 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Service Agreement No. 830017 with Texas Eastern Transmission Corporation, under Rate Schedule FT-1, dated November 2, 1995 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Service Agreement with Texas Eastern Transmission Corporation, under Rate Schedule CDS, dated November 2, 1995 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation, under Rate Schedule FSS, dated April 3, 1996 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Service Agreement with Engage Energy US, L.P. (formerly St. Clair Pipelines Ltd.), dated January 29, 1996 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Service Agreement with Empire State Pipeline under Rate Schedule FT, dated December 15, 1994 [Portions of this agreement are subject to confidential treatment under Rule 24b-2] (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated August 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule ESS dated September 19, 1995 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Amendment dated as of May 1, 1995 to Service Agreement between National Fuel Gas Distribution Corporation and National Fuel Gas Supply Corporation under Rate Schedule EFT dated August 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated August 1, 1993 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Service Agreement with Transcontinental Gas Pipe Line Corporation under Rate Schedule FT dated October 1, 1993 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1995, in File No. 1-3880)

              o Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FTS, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              o Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule FSS, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              o Service Agreement with Columbia Gas Transmission Corporation under Rate Schedule SST, dated November 1, 1993 and executed February 13, 1994 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              o Gas Transportation Agreement with Tennessee Gas Pipeline Company under Rate Schedule FT-A (Zone 4), dated September 1, 1993 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              o Gas Transportation Agreement with Tennessee Gas Pipeline Company under Rate Schedule FT-A (Zone 5), dated September 1, 1993 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              o Service Agreement with CNG Transmission Corporation under Rate Schedule FT, dated October 1, 1993 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)

              o Service Agreement with CNG Transmission Corporation under Rate Schedule GSS, dated October 1, 1993 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)


          (iii)     Compensatory plans for officers:

              o     Employment Agreement, dated September 17, 1981, with Bernard
                    J. Kennedy (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

           10.1 Tenth Amendment to Employment Agreement with Bernard J. Kennedy, effective September 1, 1999

              o Agreement, dated August 1, 1989, with Richard Hare (Exhibit 10-Q, Form 10-K for fiscal year ended September 30, 1989 in File No. 1-3880)

              o Agreement dated August 1, 1986, with Joseph P. Pawlowski (Exhibit 10.1, Form 10-K for fiscal year ended September 30,1997 in File No. 1-3880)

              o Agreement dated August 1, 1986, with Gerald T. Wehrlin (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1997, in File No. 1-3880)

              o Form of Employment Continuation and Noncompetition Agreements, dated as of December 11, 1998, with Philip C. Ackerman, Walter E. DeForest, Joseph P. Pawlowski, Dennis J. Seeley, David F. Smith and Gerald T. Wehrlin (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 1999 in File No. 1-3880)

              o Form of Employment Continuation and Noncompetition Agreement, dated as of December 11, 1998, with Bruce H. Hale and Richard Hare (Exhibit 10.2, Form 10-Q for the quarterly period ended June 30, 1999 in File No. 1-3880)

              o Form of Employment Continuation and Noncompetition Agreement, dated as of December 11, 1998, with James A. Beck (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 1999 in File No. 1-3880)

              o National Fuel Gas Company 1983 Incentive Stock Option Plan, as amended and restated through February 18, 1993 (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

              o National Fuel Gas Company 1984 Stock Plan, as amended and restated through February 18, 1993 (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

              o Amendment to the National Fuel Gas Company 1984 Stock Plan, dated December 11, 1996 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o National Fuel Gas Company 1993 Award and Option Plan, dated February 18, 1993 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1993 in File No. 1-3880)

              o Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated October 27, 1995 (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              o Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated December 11, 1996 (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Amendment to National Fuel Gas Company 1993 Award and Option Plan, dated December 18, 1996 (Exhibit 10, Form 10-Q for the quarterly period ended December 31, 1996 in File No. 1-3880)

              o National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

           10.2 Amended and Restated National Fuel Gas Company 1997 Award and Option Plan, dated December 9, 1999 (being submitted to Shareholder vote at the Annual Meeting in February 2000)

              o National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

              o Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              o National Fuel Gas Company Deferred Compensation Plan, as amended and restated through March 20, 1997 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              o Amendment to National Fuel Gas Company Deferred Compensation Plan dated June 16, 1997 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              o Amendment No. 2 to the National Fuel Gas Company Deferred Compensation Plan, dated March 13, 1998 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)

              o Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated February 18, 1999 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1999 in File No. 1-3880)

              o National Fuel Gas Company Tophat Plan, effective March 20, 1997 (Exhibit 10, Form 10-Q for the quarterly period ended June 30, 1997 in File No. 1-3880)

              o Amendment No. 1 to the National Fuel Gas Company Tophat Plan, dated April 6, 1998 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)

              o Amendment No. 2 to the National Fuel Gas Company Tophat Plan, dated December 10, 1998 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 1998 in File No. 1-3880)

              o Death Benefits Agreement, dated August 28, 1991, with Bernard J. Kennedy (Exhibit 10-TT, Form 10-K for fiscal year ended September 30, 1991 in File No. 1-3880)

              o Amendment to Death Benefit Agreement of August 28, 1991, with Bernard J. Kennedy, dated March 15, 1994 (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              o Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 17, 1997 with Philip C.
                    Ackerman (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

           10.3 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Philip C. Ackerman, dated March 23, 1999

           10.4 Second Amended and Restated Split Dollar Insurance Agreement dated August 9, 1999 with Richard Hare

              o Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Joseph P. Pawlowski (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

           10.5 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Joseph P. Pawlowski, dated March 23, 1999

           10.6 Second Amended and Restated Split Dollar Insurance Agreement dated June 15, 1999 with Gerald T. Wehrlin

           10.7 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Walter E. DeForest

           10.8 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Walter E. DeForest, dated March 29, 1999

           10.9 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Dennis J. Seeley

           10.10 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Dennis J. Seeley, dated March 29, 1999

           10.11 Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Bruce H. Hale

           10.12 Amendment Number 1 to Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Bruce H. Hale, dated March 29, 1999

           10.13 Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with David F. Smith

           10.14 Amendment Number 1 to Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and David F. Smith, dated March 29, 1999

              o National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

              o National Fuel Gas Company and Participating Subsidiaries 1996 Executive Retirement Plan Trust Agreement (II) dated May 10, 1996 (Exhibit 10.13, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan dated September 18, 1997 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              o Amendments to the National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan dated December 10, 1998 (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 1998 in File No. 1-3880)

           10.15 Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan effective September 16, 1999

              o Administrative Rules with Respect to at Risk Awards under the 1993 Award and Option Plan (Exhibit 10.14, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

              o Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated, effective December 10, 1998 (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 1998 in File No. 1-3880)

              o Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of February 20, 1997 regarding the Retirement Benefits for Bernard J. Kennedy (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

              o Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of March 20, 1997 regarding the Retainer Policy for Non-Employee Directors (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

           (12)     Computation of Ratio of Earnings to Fixed Charges

           (13) Business segment discussion as contained in the 1999 Annual Report and incorporated by reference into this Form 10-K

           (21)     Subsidiaries of the Registrant:
                    See Item 1 of Part I of this Annual Report on
                    Form 10-K

           (23)     Consents of Experts:

           23.1     Consent of Ralph E. Davis Associates, Inc.

           23.2     Consent of Independent Accountants

           (27)     Financial Data Schedules:

           27.1     Financial   Data   Schedule  for  the  Twelve  Months  Ended
                    September 30, 1999

           27.2 Restated Financial Data Schedule for the Twelve Months Ended September 30, 1998

           (99)     Additional Exhibits:

           99.1     Report of Ralph E. Davis Associates, Inc.



         All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.


o        Incorporated herein by reference as indicated.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            National Fuel Gas Company
                                  (Registrant)
                                  ------------



                              By /s/ B. J. Kennedy
                                 --------------------
                                     B. J. Kennedy
                                Chairman of the Board
                                and Chief Executive Officer

                             Date: December 9, 1999
                                  -------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                     Title
        ---------                     -----



  /s/ B. J. Kennedy                 Chairman of the Board,
  ----------------------            Chief Executive Officer and Director
      B. J. Kennedy

   Date:  December 9, 1999
          ----------------


   /s/ P. C. Ackerman               President, Principal Financial
   ---------------------            Officer and Director
       P. C. Ackerman

   Date:  December 9, 1999
          ----------------


   /s/ R. T. Brady                  Director
   --------------------
       R. T. Brady

   Date:  December 9, 1999
          ----------------


   /s/ J. V. Glynn                  Director
   ---------------------
       J. V. Glynn

   Date:  December 9, 1999
          ----------------


   /s/ W. J. Hill                   Director
   ---------------------
       W. J. Hill

   Date:  December 9, 1999
          ----------------


   /s/ B. S. Lee                    Director
   ---------------------
       B. S. Lee

   Date:  December 9, 1999
          ----------------


   /s/ E. T. Mann                   Director
   ---------------------
       E. T. Mann

   Date:  December 9, 1999
          ----------------


   /s/ G. L. Mazanec                Director
   ---------------------
       G. L. Mazanec

   Date:  December 9, 1999
          ----------------


   /s/ G. H. Schofield              Director
   ---------------------
       G. H. Schofield

   Date:  December 9, 1999
          ----------------


   /s/ J. P. Pawlowski              Treasurer and Principal
   ---------------------            Accounting Officer
       J. P. Pawlowski

   Date:  December 9, 1999
          ----------------

APPENDIX TO ITEM 2 - PROPERTIES

     Six maps outlining the Company's operating areas at September 30, 1999 are included on pages 2 and 3 of the paper format version of the Company's combined Annual Report to Shareholders/Form 10-K. The first map identifies the Company's Exploration and Production operating area (i.e., Seneca's operating area). The second map identifies the Company's Pipeline and Storage operating area (i.e., Supply Corporation's storage areas and pipelines). The third map identifies the Company's Utility operating area (i.e., Distribution Corporation's service area). The fourth map identifies the Company's International operating area (i.e., Horizon's Czech Republic operations). The fifth map identifies the Company's Energy Marketing operating area (i.e., NFR's marketing service area). The sixth map identifies the Company's Timber Operating area (i.e., Seneca's and Highland's timber and sawmill operations).

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS

A.  The Revenue Dollar - 1999

      Two pie graphs detailing the revenue dollar in 1999: where it came from and where it went to, broken down as follows:

      Where it came from:

      $ .456 Residential Gas Sales
        .115  Commercial,  Industrial  and Off-System Gas Sales
        .100 Oil and Gas Production  Revenues
        .085  Gas  Transportation   Revenues
        .078  Energy Marketing  Revenues
        .056  District  Heating  Revenues
        .028 Gas Storage Service  Revenues
        .027  Electric  Generation  Revenues
        .024 Timber and Sawmill Revenues
        .031 Other Revenues
      $1.000 Total

      Where it went to:

      $ .319 Gas Purchased
        .151 Wages, Including Benefits
        .122 Taxes
        .103 Other Materials and Services
        .102 Depreciation
        .068 Interest
        .055 Dividends - Common Stock
        .044 Fuel Used in Heat and Electric Generation
        .035 Reinvested in the Business
        .001 Minority Interest in Foreign Subsidiaries
      $1.000 Total

                                                 Exhibit Index
                                                 -------------


                    3.1 National Fuel Gas Company By-Laws as amended on September 16, 1999

                    4.1 Indenture dated as of October 1, 1999, between the Company and The Bank of New York

                    4.2 Officer's Certificate Establishing Medium-Term Notes dated October 14, 1999

                   10.1 Tenth Amendment to Employment Agreement with Bernard J. Kennedy, effective September 1, 1999

                   10.2 Amended and Restated National Fuel Gas Company 1997 Award and Option Plan, dated December 9, 1999 (being submitted to Shareholder vote at the Annual Meeting in February 2000)

                   10.3 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Philip C. Ackerman, dated March 23, 1999

                   10.4 Second Amended and Restated Split Dollar Insurance Agreement dated August 9, 1999 with Richard Hare

                   10.5 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Joseph P. Pawlowski, dated March 23, 1999

                   10.6 Second Amended and Restated Split Dollar Insurance Agreement dated June 15, 1999 with Gerald T. Wehrlin

                   10.7 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Walter E. DeForest

                   10.8 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Walter E. DeForest, dated March 29, 1999

                   10.9 Amended and Restated Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Dennis J. Seeley

                   10.10 Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Dennis J. Seeley, dated March 29, 1999

                   10.11 Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with Bruce H. Hale

                   10.12 Amendment Number 1 to Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and Bruce H. Hale, dated March 29, 1999

                   10.13 Split Dollar Insurance and Death Benefit Agreement dated September 15, 1997 with David F. Smith

                   10.14 Amendment Number 1 to Split Dollar Insurance and Death Benefit Agreement by and Between National Fuel Gas Company and David F. Smith, dated March 29, 1999

                   10.15 Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retire-ment Plan effective September 16, 1999


                    (12)            Computation  of Ratio of  Earnings  to Fixed
                                    Charges

                    (13) Business segment discussion as contained in the 1999 Annual Report and incorporated by reference into this Form 10-K

                    23.1            Consent of Ralph E. Davis Associates, Inc.

                    23.2            Consent of Independent Accountants

                    27.1            Financial   Data  Schedule  for  the  Twelve
                                    Months Ended September 30, 1999

                    27.2 Restated Financial Data Schedule for the Twelve Months Ended September 30, 1998

                    99.1            Report of Ralph E. Davis Associates, Inc.