Form 10-Q
period 1999-12-31
NATIONAL FUEL GAS CO
filed 2000-02-14
CIK 70145

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


                For the Quarterly Period Ended December 31, 1999
                                               -----------------


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

              Common stock, $1 par value, outstanding at January 31, 2000:
              39,087,263 shares.

--------------------------------------------------------------------------------

Company or Group of Companies for which Report is Filed:
--------------------------------------------------------

NATIONAL FUEL GAS COMPANY (Company or Registrant)

DIRECT
SUBSIDIARIES:     National Fuel Gas Distribution Corporation (Distribution
                    Corporation)
                  National Fuel Gas Supply Corporation (Supply Corporation)
                  Seneca Resources Corporation (Seneca)
                  Highland Land & Minerals, Inc. (Highland)
                  Leidy Hub, Inc. (Leidy Hub)
                  Data-Track Account Services, Inc. (Data-Track)
                  National Fuel Resources, Inc. (NFR)
                  Horizon Energy Development, Inc. (Horizon)
                  Upstate Energy, Inc. (Upstate)
                  NFR Power, Inc. (NFR Power)
                  Niagara Independence Marketing Company (NIM)
                  Seneca Independence Pipeline Company (SIP)

                                      INDEX

               Part I. Financial Information                              Page
               -----------------------------                              ----

Item 1.  Financial Statements

         a.    Consolidated Statements of Income and Earnings
               Reinvested in the Business - Three Months
               Ended December 31, 1999 and 1998                            4

         b.    Consolidated Balance Sheets - December 31, 1999
               and September 30, 1999                                     5 - 6

         c.    Consolidated Statement of Cash Flows - Three Months
               Ended December 31, 1999 and 1998                              7

         d.    Consolidated Statement of Comprehensive Income - Three
               Months Ended December 31, 1999 and 1998                       8

         e.    Notes to Consolidated Financial Statements                 9 - 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6 - 31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          31

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                                   o

Item 2.  Changes in Securities                                               31

Item 3.  Defaults Upon Senior Securities                                     o

Item 4.  Submission of Matters to a Vote of Security Holders                 o

Item 5.  Other Information                                                   o

Item 6.  Exhibits and Reports on Form 8-K                                    32

Signature                                                                    33

o   The Company has nothing to report under this item.

Reference to "the Company" in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure. All references to a certain year in this report are to the Company's fiscal year ended September 30 of that year, unless otherwise noted.

This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), under the heading "Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with a "*" following the statement, as well as those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

Part I.  Financial Information
-------  ---------------------

Item 1.  Financial Statements
         --------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                                  Three Months Ended
                                                                     December 31,
(Thousands of Dollars, Except Per Common Share Amounts)          1999              1998
                                                                 ----              ----
INCOME
Operating Revenues                                              $377,031          $340,422
--------------------------------------------------------- ----------------- -----------------
Operating Expenses
  Purchased Gas                                                  128,089           111,006
  Fuel Used in Heat and Electric Generation                       17,780            19,973
  Operation                                                       77,137            76,993
  Maintenance                                                      5,155             5,583
  Property, Franchise and Other Taxes                             22,792            22,005
  Depreciation, Depletion and Amortization                        34,103            30,127
  Income Taxes                                                    21,738            17,900
--------------------------------------------------------- ----------------- -----------------
                                                                 306,794           283,587
--------------------------------------------------------- ----------------- -----------------
Operating Income                                                  70,237            56,835
Other Income                                                       1,172             4,742
--------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                       71,409            61,577
--------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                      16,671            17,367
  Other Interest                                                   8,559             5,327
--------------------------------------------------------- ----------------- -----------------
                                                                  25,230            22,694
--------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                         (1,311)           (1,264)
--------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                             44,868            37,619

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                             472,517           428,112
--------------------------------------------------------- ----------------- -----------------
                                                                 517,385           465,731
Dividends on Common Stock
 (1999 - $0.465; 1998 - $0.45)                                    18,084            17,298
========================================================= ================= =================
Balance at December 31                                          $499,301          $448,433
========================================================= ================= =================

Earnings Per Common Share:
  Basic                                                            $1.15             $0.98
========================================================= ================= =================
  Diluted                                                          $1.14             $0.97
========================================================= ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                   38,923,141        38,527,543
========================================================= ================= =================
  Used in Diluted Calculation                                 39,413,008        38,945,864
========================================================= ================= =================

                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                                                     December 31,
                                                         1999            September 30,
                                                      (Unaudited)             1999
                                                  -------------------- -------------------

(Thousands of Dollars)
ASSETS
Property, Plant and Equipment                            $3,427,727          $3,390,875
   Less - Accumulated Depreciation, Depletion
     and Amortization                                     1,054,799           1,029,643
------------------------------------------------- -------------------- -------------------
                                                          2,372,928           2,361,232
------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                       26,078              29,222
   Receivables - Net                                        149,834              97,828
   Unbilled Utility Revenue                                  55,085              18,674
   Gas Stored Underground                                    27,072              41,099
   Materials and Supplies - at average cost                  25,191              23,631
   Unrecovered Purchased Gas Costs                           11,819               4,576
   Prepayments                                               19,166              35,072
------------------------------------------------- -------------------- -------------------
                                                            314,245             250,102
------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                  87,724              87,724
   Unamortized Debt Expense                                  21,174              21,717
   Other Regulatory Assets                                   21,015              25,214
   Deferred Charges                                          12,477              14,266
   Other                                                     86,336              82,331
------------------------------------------------- -------------------- -------------------
                                                            228,726             231,252
------------------------------------------------- -------------------- -------------------

                                                         $2,915,899          $2,842,586
================================================= ==================== ===================

                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------


                                                  December 31,
                                                     1999            September 30,
                                                  (Unaudited)             1999
                                              -------------------- -------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 38,985,131 Shares and
    38,837,499 Shares, Respectively                  $ 38,985            $ 38,837
   Paid in Capital                                    438,351             431,952
   Earnings Reinvested in the Business                499,301             472,517
   Accumulated Other Comprehensive Loss               (12,916)             (4,013)
------------------------------------------- -------------------- -------------------
Total Common Stock Equity                             963,721             939,293
Long-Term Debt, Net of Current Portion                816,585             822,743
------------------------------------------- -------------------- -------------------
Total Capitalization                                1,780,306           1,762,036
------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries              26,369              27,589
------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                  458,695             393,495
   Current Portion of Long-Term Debt                   62,371              69,608
   Accounts Payable                                    68,990              82,747
   Amounts Payable to Customers                         5,789               5,934
   Other Accruals and Current Liabilities             102,906              87,310
------------------------------------------- -------------------- -------------------
                                                      698,751             639,094
------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                  288,701             275,008
   Taxes Refundable to Customers                       14,814              14,814
   Unamortized Investment Tax Credit                   10,739              11,007
   Other Deferred Credits                              96,219             113,038
------------------------------------------- -------------------- -------------------
                                                      410,473             413,867
------------------------------------------- -------------------- -------------------
Commitments and Contingencies                               -                   -
------------------------------------------- -------------------- -------------------

                                                   $2,915,899          $2,842,586
=========================================== ==================== ===================

                 See Notes to Consolidated Financial Statements


Item 1.  Financial Statements (Cont.)
         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------

                                                                      Three Months Ended
                                                                         December 31,
                                                           -----------------------------------------
(Thousands of Dollars)                                              1999                  1998
                                                           ------------------- ---------------------
OPERATING ACTIVITIES
   Net Income Available for Common Stock                            $44,868               $37,619
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                    34,103                30,127
         Deferred Income Taxes                                       13,996                12,367
         Minority Interest in Foreign Subsidiaries                    1,311                 1,264
         Other                                                         (838)                2,462
         Change in:
           Receivables and Unbilled Utility Revenue                 (89,122)              (99,201)
           Gas Stored Underground and Materials and
            Supplies                                                 12,040                 5,601
           Unrecovered Purchased Gas Costs                           (7,243)               (1,132)
           Prepayments                                               14,797                  (164)
           Accounts Payable                                         (14,706)               10,720
           Amounts Payable to Customers                                (145)                  119
           Other Accruals and Current Liabilities                    16,605                 9,596
           Other Assets                                               4,739                (4,020)
           Other Liabilities                                        (16,818)                6,269
---------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                13,587                11,627
---------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                             (57,817)              (56,808)
   Investment in Partnerships                                          (950)               (1,833)
   Other                                                                436                 1,117
---------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                               (58,331)              (57,524)
---------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper             65,330                65,900
   Reduction of Long-Term Debt                                       (9,279)               (1,866)
   Dividends Paid on Common Stock                                   (18,015)              (17,261)
   Proceeds from Issuance of Common Stock                             4,300                 2,410
---------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Financing Activities                            42,336                49,183
---------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                       (736)               (1,496)
---------------------------------------------------------- ------------------- ---------------------

Net Increase (Decrease) in Cash and Temporary Cash
Investments                                                          (3,144)                1,790

Cash and Temporary Cash Investments at October 1                     29,222                30,437

---------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                  $26,078               $32,227
========================================================== =================== =====================

                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statement of Comprehensive Income
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                 Three Months Ended
                                                                    December 31,
                                                      -----------------------------------------
(Thousands of Dollars)                                        1999                   1998
                                                      ------------------- ---------------------

Net Income Available for Common Stock                         $44,868                $37,619
----------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                     (9,501)                   130
   Unrealized Gain on Securities Available for Sale               748                      -
----------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                  (8,753)                   130
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale                               150                      -
----------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Net of Tax                  (8,903)                   130
===================================================== =================== =====================
Comprehensive Income                                          $35,965                $37,749
===================================================== =================== =====================

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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 1999, 1998 and 1997 that are included in the Company's combined Annual Report to Shareholders/Form 10-K for 1999. The 2000 consolidated financial statements will be examined by the Company's independent accountants after the end of the fiscal year.

         The earnings for the three months ended December 31, 1999 should not be taken as a prediction of earnings for the entire year ending September 30, 2000. Most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation's New York tariff. The WNC is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a WNC. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the three months ended December 31, 1999 and 1998 amounted to $27.9 million and $21.2 million, respectively. Income taxes paid during the three months ended December 31, 1999 and 1998 amounted to $1.6 million and $1.8 million, respectively. In November 1999, the Company entered into a non-cash investing activity whereby it issued 54,674 shares of Company common stock to Supply Corporation, which in turn exchanged those shares for the assets of Cunningham Natural Gas Corporation. The assets included approximately $1.2 million of property, plant and equipment and $1.6 million of other assets.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

         ----------------------------


Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                    At December 31, 1999   At September 30, 1999
                                    --------------------   ---------------------

Foreign Currency Translation Adjustment    $(13,973)              $(4,472)
Net Unrealized Gain on Securities
    Available for Sale                        1,057                   459
                                           --------               -------
Accumulated Other Comprehensive Loss       $(12,916)              $(4,013)
                                           ========               =======

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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                   Three Months Ended
                                                      December 31,
                                          --------------------------------------
                                                 1999                1998
                                          ----------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                    $ 7,709             $ 2,661
     State                                        1,214               1,586

  Deferred Income Taxes
     Federal                                     12,022              12,202
     State                                          429                 707

  Foreign Income Taxes                              364                 744
----------------------------------------- ----------------- -------------------
                                                 21,738              17,900

Other Income:
  Deferred Investment Tax Credit                   (263)              (167)

Minority Interest in Foreign Subsidiaries           (57)              (264)
----------------------------------------- ----------------- -------------------

Total Income Taxes                              $21,418             $17,469
========================================= ================= ===================

The U.S. and foreign components of income before income taxes are as follows:

                                              Three Months Ended
                                                 December 31,
                                           1999                1998
                                  ------------------- --------------------

U.S.                                      $59,914              $49,038
Foreign                                     6,372                6,050
================================= =================== ====================
                                          $66,286              $55,088
================================= =================== ====================

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                         Three Months Ended
                                                            December 31,
                                                   -----------------------------
                                                       1999            1998
                                                   --------------- -------------

Net income available for common stock                 $ 44,868        $ 37,619
Total income taxes                                      21,418          17,469
-------------------------------------------------- --------------- -------------

Income before income taxes                            $ 66,286        $ 55,088
================================================== =============== =============

Income tax expense, computed at
 statutory rate of 35%                                $ 23,200        $ 19,281

Increase (reduction) in taxes resulting from:
  State income taxes                                     1,068           1,490
  Depreciation                                             476             544
  Prior years tax adjustment                                 -          (1,286)
  Foreign tax in excess of (less than)
   statutory rate                                       (1,924)         (1,638)
  Miscellaneous                                         (1,402)           (922)
-------------------------------------------------- --------------- -------------

  Total Income Taxes                                  $ 21,418        $ 17,469
================================================== =============== =============

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                       At December 31, 1999   At September 30, 1999
                                                       --------------------   ---------------------
Deferred Tax Liabilities:
  Abandonments                                                $  7,430              $ 7,274
  Excess of tax over book depreciation                         223,944              227,881
  Exploration and intangible well drilling costs               102,998               95,034
  Other                                                         36,262               31,766
 ------------------------------------------------------ -------------------- ---------------------
Total Deferred Tax Liabilities                                 370,634              361,955
 ------------------------------------------------------ -------------------- ---------------------

Deferred Tax Assets:
  Capitalized overheads                                        (27,689)             (26,861)
  Other                                                        (54,244)             (60,086)
------------------------------------------------------ -------------------- ---------------------
Total Deferred Tax Assets                                      (81,933)             (86,947)
------------------------------------------------------ -------------------- ---------------------

Total Net Deferred Income Taxes                               $288,701             $275,008
====================================================== ==================== =====================


           The Internal Revenue Service audits of the Company for the years 1977
- 1994 were settled during December 1998. Net income for the three months ended December 31, 1998 was increased by approximately $3.9 million as a result of interest, net of tax and other adjustments, related to this settlement.

Note 3 - Capitalization

Common Stock. During the three months ended December 31, 1999, the Company issued 92,958 shares of common stock under the Company's stock and benefit plans. As previously discussed, 54,674 shares were issued for the purchase of the assets of Cunningham Natural Gas Corporation.

Note 4 - Derivative Financial Instruments

Seneca has entered into certain price swap agreements and options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil in an effort to provide more stability to its operating results. These agreements and options are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payment to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a quoted natural gas price in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas and crude oil production. The fair value of outstanding natural gas and crude oil price swap agreements and options discussed below reflect the estimated amounts Seneca would pay or receive to terminate its derivative financial instruments at December 31, 1999.

           At December 31, 1999, Seneca had natural gas price swap agreements covering a notional amount of 32.8 billion cubic feet (Bcf) extending through 2002 at a weighted average fixed rate of $2.69 per thousand cubic feet (Mcf). Seneca also had crude oil price swap agreements covering a notional amount of 3,362,000 bbls extending through 2002 at a weighted average fixed rate of $19.08 per barrel (bbl). The fair value of Seneca's outstanding natural gas and crude oil price swap agreements at December 31, 1999 was a net loss of approximately $10.4 million. This loss was offset by corresponding unrecognized gains from Seneca's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           Seneca recognized net gains (losses) of $(4.1) million and $1.6 million related to settlements of its price swap agreements during the quarters ended December 31, 1999 and 1998, respectively. Gains or losses from Seneca's price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. As the price swap agreements have been designated as hedges, these gains (losses) were offset by corresponding gains (losses) from Seneca's natural gas and crude oil production.

           At December 31, 1999, Seneca had the following options outstanding:

Type of Option                                 Notional Amount               Weighted Average Strike Price
--------------                                 ---------------               -----------------------------

Written Call Options (1)              13.9 Bcf or 732,000 bbls                     $2.62/Mcf or $18.00/bbl
Written Put Option                                732,000 bbls                                  $12.50/bbl
Purchased Call Option                           1,096,000 bbls                                  $20.00/bbl


(1) The counterparty has a choice between a natural gas call option and a crude oil call option, depending on whichever option has greater value to the counterparty.

         ----------------------------


         Seneca's call and put options are being marked-to-market on a quarterly basis with gains or losses recorded in Operating Revenues on the Consolidated Statement of Income. The mark-to-market adjustment for the quarter ended December 31, 1999 was a gain of $2.5 million. There was not a corresponding mark-to-market adjustment during the quarter ended December 31, 1998. The fair value of the call and put options at December 31, 1999 was a net loss of $1.1 million. During the quarter ended December 31, 1999, Seneca paid the counterparty $1.5 million related to the exercise of a portion of the written call options and received $1.7 million from the counterparty related to Seneca's exercise of a portion of the $20.00 per bbl call options that it had purchased. There were no settlements related to Seneca's call or put options during the quarter ended December 31, 1998.

         The Company is exposed to credit risk on the price swap agreements that Seneca has entered into, as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs an initial credit check, and then on an ongoing basis monitors counterparty credit exposure.

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At December 31, 1999, NFR had an insignificant amount of natural gas futures contracts. NFR had sold natural gas options covering 17.1 Bcf of gas at a weighted average strike price of $3.05 per Mcf. NFR also had purchased natural gas options covering 6.6 Bcf of gas at a weighted average strike price of $2.84 per Mcf. The exchange-traded futures and exchange-traded options are used to hedge NFR's purchase and sale commitments and storage gas inventory. The fair value of NFR's outstanding exchange-traded futures and exchange-traded options at December 31, 1999 was a net gain of approximately $1.0 million. This fair value reflects the estimated net amount that NFR would receive to terminate its exchange-traded futures and exchange-traded options at December 31, 1999. Since these exchange-traded futures contracts and exchange-traded options qualify and have been designated as hedges, any gains or losses resulting from market price changes would be substantially offset by the related commodity transaction.

         Gains or losses from natural gas futures and options are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income.

         NFR recognized net gains (losses) of $1.5 million and $(1.0) million related to futures contracts and options during the quarters ended December 31, 1999 and 1998, respectively. Since these futures contracts and options qualify and have been designated as hedges, these net gains (losses) were substantially offset by the related commodity transactions.

         Privni severozapadni teplarenska, a.s. (PSZT) utilizes an interest rate swap to mitigate interest rate fluctuations on its CZK 1,595,924,000 term loan ($44.5 million at December 31, 1999), which carries a variable interest rate of six month Prague Interbank Offered Rate (PRIBOR) plus 0.475%. Under the terms of the interest rate swap, which extends until 2001, PSZT pays a fixed rate of 8.31% and receives a floating rate of six month PRIBOR. PSZT recognized a loss of approximately $0.1 million related to this interest rate swap during the quarter ended December 31, 1999. The fair value of PSZT's interest rate swap at December 31, 1999 was a loss of approximately $1.7 million.

         ----------------------------


Note 5 - Commitments and Contingencies

Environmental Matters. It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $9.0 million to $10.0 million. The minimum liability of $9.0 million has been recorded on the Consolidated Balance Sheet at December 31, 1999. Other than discussed in Note H of the 1999 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1999 Form 10-K.

Other. The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these regulatory matters, are expected to have a material adverse effect on the financial condition of the Company at this time.

Note 6 - Business Segment Information.  The Company has six reportable segments:
Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing and Timber. The breakdown of the Company's reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

         The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 1999 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 1999 Form 10-K.

         ----------------------------


Quarter Ended December 31, 1999 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                            Pipeline  Exploration                                     Total              Corporate and
                            and           and                     Energy            Reportable           Intersegment      Total
                   Utility  Storage   Production  International  Marketing  Timber  Segments  All Other  Eliminations  Consolidated

-----------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $228,910  $21,071     $49,794    $38,073       $29,175     $8,740  $375,763   $1,268     $     -       $377,031

Intersegment
Revenues             4,306   22,094         224          -             -          -    26,624        -     (26,624)             -

Segment Profit
(Loss):
Net Income          21,753    9,282       8,005      4,683           (17)       931    44,637     (146)        377         44,868




  Quarter Ended December 31, 1998 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                           Pipeline   Exploration                                   Total                 Corporate and
                           and           and                      Energy            Reportable            Intersegment     Total
                 Utility   Storage    Production  International  Marketing  Timber  Segments   All Other  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $220,988   $20,778   $29,176     $40,265       $20,427    $8,090   $339,724   $698        $     -        $340,422

Intersegment
Revenues             1,162    21,317     2,452           -             -         -     24,931      -        (24,931)              -

Segment Profit
Net Income          18,679    12,330       288       4,283           221     1,329     37,130     42            447          37,619



Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------


RESULTS OF OPERATIONS

Earnings. The Company's earnings were $44.9 million, or $1.15 per common share ($1.14 per common share on a diluted basis), for the quarter ended December 31, 1999. This compares to earnings of $37.6 million, or $0.98 per common share ($0.97 per common share on a diluted basis), for the quarter ended December 31, 1998. The increase in earnings of $7.2 million is the result of higher earnings in the Exploration and Production, Utility and International segments. These higher earnings were offset in part by lower earnings in the Pipeline and Storage, Energy Marketing and Timber segments. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31 (Thousands)          1999              1998
-------------------------------------------- ---------------- -----------------
Utility                                            $21,753           $18,679
Pipeline and Storage                                 9,282            12,330
Exploration and Production                           8,005               288
International                                        4,683             4,283
Energy Marketing                                       (17)              221
Timber                                                 931             1,329
-------------------------------------------- ---------------- -----------------
   Total Reportable Segments                        44,637            37,130
All Other                                             (146)               42
Corporate                                              377               447
-------------------------------------------- ---------------- -----------------
   Total Consolidated                              $44,868           $37,619
-------------------------------------------- ---------------- -----------------


Utility

Utility Operating Revenues
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31 (Thousands)          1999              1998
-------------------------------------------- ---------------- -----------------
  Retail Sales Revenues:
    Residential                                   $169,643          $165,081
    Commercial                                      27,160            29,180
    Industrial                                       4,491             3,405
-------------------------------------------- ---------------- -----------------
                                                   201,294           197,666
-------------------------------------------- ---------------- -----------------
  Off-System Sales                                   8,366             6,849
  Transportation                                    23,804            18,952
  Other                                               (248)           (1,317)
-------------------------------------------- ---------------- -----------------
                                                  $233,216          $222,150
-------------------------------------------- ---------------- -----------------

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (Cont.)
        ---------------------


Utility Throughput
----------------------------------------- ---------------- -----------------
Three Months Ended December 31 (MMcf)            1999              1998
----------------------------------------- ---------------- -----------------
  Retail Sales:
    Residential                                  20,466            20,215
    Commercial                                    3,678             3,939
    Industrial                                      986               846
----------------------------------------- ---------------- -----------------
                                                 25,130            25,000
----------------------------------------- ---------------- -----------------
  Off-System Sales                                2,760             2,776
  Transportation                                 16,808            14,971
----------------------------------------- ---------------- -----------------
                                                 44,698            42,747
----------------------------------------- ---------------- -----------------


1999 Compared with 1998
Operating revenues for the Utility segment increased $11.1 million for the quarter ended December 31, 1999, as compared with the same period a year ago. The increase in gas sales and transportation revenue of $10.0 million (on a combined basis) for the quarter is primarily the result of colder weather in the current year quarter as compared to the prior year quarter. Increased gas revenues reflects the recovery of higher gas costs, which resulted mainly from an increase in the average cost of purchased gas ($4.43 and $3.81 per thousand cubic feet (Mcf) during the quarters ended December 31, 1999 and 1998, respectively). The increase in transportation volumes and revenues reflect the colder weather and the migration of residential and small commercial retail customers to transportation service. This is the result of customers turning to marketers for their gas supplies while using Distribution Corporation for gas transportation service. (Restructuring in the Utility segment's service territory is further discussed in the "Rate Matters" section that follows.)

         Other operating revenues increased $1.1 million for the quarter ended December 31, 1999, as compared with the same period a year ago. Other operating revenues in the quarter ended December 31, 1998 were reduced by $1.7 million for the recording of a special gas restructuring reserve to be applied against incremental costs that could result from the New York Public Service
Commission's (NYPSC) gas restructuring effort. No such reserve is required in 2000 by the terms of the current rate settlement. Partly offsetting this increase to other operating revenues in the current quarter was the accrual of a $1.1 million estimated refund provision for a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998.

         The Utility segment's first quarter 2000 earnings were $21.8 million, an increase of $3.1 million when compared with first quarter 1999 earnings. The most significant reason for the increase was an after tax charge in December 1998 of approximately $3.0 million for an early retirement offer. In addition, as noted above, last year's quarter included a portion (approximately $1.1 million reduction to earnings) of the 1999 special gas restructuring reserve. Weather, which in the Pennsylvania jurisdiction was approximately 7% colder than last year's quarter, also contributed to higher earnings in the current period. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. For the quarters ended December 31, 1999 and 1998, as the weather was warmer than normal in both periods, the WNC preserved earnings of $2.6 million and $2.9 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                             Percent (Warmer)
Three Months Ended                                                                              Colder Than
                                                                                      --------------------------------
December 31                           Normal          1999              1998               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,327          2,096             1,972               (9.9%)           6.3%
Erie                                   2,035          1,854             1,732               (8.9%)           7.0%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------


Pipeline and Storage

Pipeline and Storage Operating Revenues
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31 (Thousands)          1999              1998
-------------------------------------------- ---------------- -----------------
Firm Transportation                                $22,761           $23,284
Interruptible Transportation                            60               166
-------------------------------------------- ---------------- -----------------
                                                    22,821            23,450
-------------------------------------------- ---------------- -----------------
Firm Storage Service                                15,984            15,657
Interruptible Storage Service                          122               129
-------------------------------------------- ---------------- -----------------
                                                    16,106            15,786
-------------------------------------------- ---------------- -----------------
Other                                                4,238             2,859
-------------------------------------------- ---------------- -----------------
                                                   $43,165           $42,095
-------------------------------------------- ---------------- -----------------

Pipeline and Storage Throughput
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31 (MMcf)               1999              1998
-------------------------------------------- ---------------- -----------------
Firm Transportation                                 82,630            79,523
Interruptible Transportation                           241             2,015
-------------------------------------------- ---------------- -----------------
                                                    82,871            81,538
-------------------------------------------- ---------------- -----------------


1999 Compared with 1998
Operating revenues for the Pipeline and Storage segment increased $1.1 million for the quarter ended December 31, 1999, as compared with the same period a year ago. This increase was due mainly to higher revenues from unbundled pipeline sales and open access transportation.

         Earnings in the Pipeline and Storage segment decreased $3.0 million from $12.3 million for the quarter ended December 31, 1998 to $9.3 million for the quarter ended December 31, 1999. Included in the December 31, 1998 quarter earnings were interest income and a reduction in income taxes related to the final settlement of Internal Revenue Service (IRS) audits for the years 1997 - 1994. These items, which did not recur in the current year's quarter, increased last year's first quarter earnings by approximately $3.0 million, after tax. The higher revenues noted above were basically offset by higher operation and maintenance expense.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Exploration and Production

Exploration and Production Operating Revenues
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31 (Thousands)         1999              1998
-------------------------------------------- ---------------- -----------------
  Gas (after Hedging)                              $26,631           $18,149
  Oil (after Hedging)                               17,575            10,533
  Gas Processing Plant                               4,092             2,727
  Other                                              1,720               219
-------------------------------------------- ---------------- -----------------
                                                   $50,018           $31,628
-------------------------------------------- ---------------- -----------------

1999 Compared with 1998
Operating revenues for the Exploration and Production segment increased $18.4 million for the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. Gas production revenue (after hedging) and oil production revenue (after hedging) increased $8.5 million and $7.0 million, respectively, due to increased production and prices. Refer to tables below for production and price information. Revenue from Seneca's gas processing plant was up $1.4 million for the quarter ended December 31, 1999 as compared with the prior year's quarter. Other revenue increased $1.5 million primarily as a result of a mark-to-market revenue adjustment related to written options. Refer to further discussion of written options in the "Market Risk Sensitive Instruments" section that follows and in Item 1, Note 4 - Derivative Financial Instruments.

         The Exploration and Production segment's first quarter 2000 earnings were $8.0 million, an increase of $7.7 million when compared with the first quarter of 1999's earnings of $0.3 million. As discussed above, significant improvement in oil and gas pricing in the current quarter and a 21% increase in gas production, attributable mainly to offshore Gulf of Mexico production at Vermilion 309 "A" and "B", were the main reasons for higher earnings. Partly offsetting these increases in earnings were increases in depletion expense and lease operating costs, and a decrease in interest income. Depletion expense was higher mainly as a result of a higher depletable base. Lease operating costs increased due to increased production. Interest income decreased as a result of interest received from the final settlement of the IRS audits in December 1998.

Production Volumes
------------------------------------------ ---------------- -----------------
Three Months Ended December 31                      1999              1998
------------------------------------------ ---------------- -----------------
Gas Production (million cubic feet)
  Gulf Coast                                       7,946             6,435
  West Coast                                       1,116               803
  Appalachia                                       1,107             1,157
------------------------------------------ ---------------- -----------------
                                                  10,169             8,395
------------------------------------------ ---------------- -----------------
Oil Production (thousands of barrels)
  Gulf Coast                                         322               333
  West Coast                                         686               636
  Appalachia                                           3                 3
------------------------------------------ ---------------- -----------------
                                                   1,011               972
------------------------------------------ ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Average Prices
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31                         1999              1998
-------------------------------------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                          $2.57             $1.99
  West Coast                                          $2.90             $2.39
  Appalachia                                          $2.90             $2.41
  Weighted Average                                    $2.64             $2.09
  Weighted Average After Hedging                      $2.62             $2.16

Average Oil Price/bbl
  Gulf Coast                                         $23.36            $11.86
  West Coast                                         $19.97             $8.82
  Appalachia                                         $21.67            $12.99
  Weighted Average                                   $21.06             $9.88
  Weighted Average After Hedging                     $17.39            $10.84
-------------------------------------------- ---------------- -----------------



International

International Operating Revenues
-------------------------------------------- --------------- -----------------
Three Months Ended December 31 (Thousands)           1999              1998
-------------------------------------------- --------------- -----------------

   Heating                                          $27,359           $29,062
   Electricity                                        9,243             9,913
   Other                                              1,471             1,290
-------------------------------------------- --------------- -----------------
                                                    $38,073           $40,265
-------------------------------------------- --------------- -----------------

International Heating and Electric Volumes
-------------------------------------------- ---------------- -----------------
Three Months Ended December 31                      1999              1998
-------------------------------------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                  3,967,768         3,971,971
   Electricity Sales (megawatt hours)                317,655           306,281

-------------------------------------------- ---------------- -----------------

(1) Gigajoules = one billion joules. A joule is a unit of energy.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


1999 Compared with 1998
Operating revenues for the International segment decreased $2.2 million for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. The decrease was primarily due to a decrease in the value of the Czech koruna, which declined from an average exchange rate of CZK30/USD during the quarter ended December 31, 1998 to an average exchange rate of CZK35/USD during the quarter ended December 31, 1999.

         Focusing on operations at the Czech koruna level, the quarter ended December 31, 1999 included the operating revenues from Jablonecka teplarenska a realitni, a.s. (JTR), a majority-owned district heating plant of Severoeeske teplarny, a.s. (SCT). SCT owned a minority interest during the quarter ended December 31, 1998 and JTR's results of operations were not consolidated at that time. The additional heating revenues from JTR during the quarter ended December 31, 1999 (JTR does not generate electricity), combined with additional electric revenues from Horizon's other district heating and power generation plants, offset lower heating revenues at the other district heating and power generation plants. Lower heating volumes, due to warm weather and conservation efforts by customers, contributed to the decline in heating revenues. However, as a result of the lower demand for heat, the plants were able to use the additional steam to generate more electricity.

         The International segment's first quarter 2000 earnings were $4.7 million, an increase of $0.4 million when compared with the first quarter of 1999's earning's of $4.3 million. While earnings were hurt by the decline in the value of the Czech koruna, as discussed above, the addition of JTR's consolidated operating results combined with lower operating expenses allowed for this segment's slight increase in earnings.

Energy Marketing

Energy Marketing Operating Revenues
------------------------------------------- ------------------ -----------------
Three Months Ended December 31 (Thousands)              1999              1998
------------------------------------------- ------------------ -----------------

Natural Gas (after Hedging)                          $28,627           $20,143
Electricity                                              360               284
Other                                                    188                 -
------------------------------------------- ------------------ -----------------
                                                     $29,175           $20,427
------------------------------------------- ------------------ -----------------

Energy Marketing Volumes
-------------------------------------------- ------------------ ----------------
Three Months Ended December 31                           1999              1998
-------------------------------------------- ------------------ ----------------

Natural Gas - (MMcf)                                    9,161             7,401
-------------------------------------------- ------------------ ----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


1999 Compared with 1998
Operating revenues for the Energy Marketing segment increased $8.7 million for the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. This increase reflects higher marketing volumes as NFR's customer base continues to increase.

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Refer to further discussion of these hedging activities in Item 1,
Note 4 - Derivative Financial Instruments.

         The Energy Marketing segment experienced a loss of $17,000 for the first quarter of 2000. This compares to earnings of $0.2 million for the quarter ended December 31, 1998. The number of residential customers continues to increase in the Energy Marketing segment and is currently in excess of 26,000. However, the significant advertising costs related to marketing efforts aimed at these customers caused the decrease in this segment's earnings for the quarter.

Timber

Timber Operating Revenues
------------------------------------------- ------------------ -----------------
Three Months Ended December 31 (Thousands)              1999              1998
------------------------------------------- ------------------ -----------------

Operating Revenues                                    $8,740            $8,090
------------------------------------------- ------------------ -----------------

1999 Compared with 1998
Operating revenues for the Timber segment increased $0.7 million for the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. This increase was due to an increase in kiln dry lumber sales during the quarter ended December 31, 1999, which resulted from the operation of additional kilns purchased late in the quarter ended December 31, 1998.

         The Timber segment's first quarter 2000 earnings were $0.9 million, a decrease of $0.4 million when compared with the first quarter 1999 earnings of $1.3 million. Despite increased revenues noted above, earnings decreased primarily as a result of higher interest expense related to financing of timber acquisitions late in 1999 and to the warm, wet weather that has delayed the cutting of timber.

         In January 2000, this segment sold land and timber with a book value of $3.0 million for $5.4 million. The resulting gain on this sale of $2.4 million will be included in earnings for the quarter ending March 31, 2000.

Other Income and Interest Charges
Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income
Other income decreased $3.6 million for the quarter ended December 31, 1999 compared with the quarter ended December 31, 1998. This decrease resulted mainly from interest income related to the final settlement of IRS audits for years 1977 - 1994, which is included in the quarter ended December 31, 1998, and did not recur in the current year's quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Interest Charges
Interest on long-term debt decreased $0.7 million for the quarter ended December 31, 1999 as compared with the quarter ended December 31, 1998. This decrease can be attributed to a lower average amount of long-term debt outstanding, offset in part by higher weighted average interest rates.

         Other interest charges increased $3.2 million for the quarter ended December 31, 1999. This increase resulted mainly from an increase in the average amount of short-term debt outstanding and higher weighted average interest rates in the current quarter, as well as a reduction in interest charges recorded in the quarter ended December 31, 1998 related to the final settlement of IRS audits of years 1977 - 1994.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of cash during the three-month period ended December 31, 1999, consisted of cash provided by operating activities and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's stock and benefit plans.

Operating Cash Flow.

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes and minority interest in foreign subsidiaries.

         Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary from period to period because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs and weather also significantly impact cash flow. The impact of weather on cash flow is tempered in the Utility segment's New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation's straight fixed-variable rate design.

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

         Net cash provided by operating activities totaled $13.6 million for the three months ended December 31, 1999, an increase of $2.0 million compared with $11.6 million provided by operating activities for the three months ended December 31, 1998. The increase can be attributed primarily to higher cash receipts from the sale of oil and gas and lower interest payments in the Exploration and Production segment. Oil and gas production and prices are up in this segment and interest payments are down in this segment due to the retirement of the HarCor Energy, Inc. 14.875% Senior Secured Notes in March 1999 and July 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Investing Cash Flow.

Expenditures for Long-Lived Assets

Expenditures  for  long-lived  assets include  additions to property,  plant and
equipment  (capital   expenditures)  and  investments  in  corporations   (stock
acquisitions) or partnerships, net of any cash acquired.

         The Company's expenditures for long-lived assets totaled $60.0 million during the three months ended December 31, 1999. The table below presents these expenditures:

---------------------------------------------------- ----------------------- ----------------------- ------------------------
Three Months Ended December 31, 1999
(in millions of dollars)
---------------------------------------------------- ----------------------- ----------------------- ------------------------
                                                                                 Investments in               Total
                                                            Capital               Corporations          Expenditures for
                                                          Expenditures          and Partnerships        Long-Lived Assets
---------------------------------------------------- ----------------------- ----------------------- ------------------------

   Utility                                                    $16.3                       -                    $16.3
   Pipeline and Storage                                         6.3                    $1.0                      7.3
   Exploration and Production                                  28.9                       -                     28.9
   International                                                3.0                       -                      3.0
   Timber                                                       3.5                       -                      3.5
   Energy Marketing                                               -                       -                        -
   All Other                                                                              -                      1.0
                                                                1.0
---------------------------------------------------- ----------------------- ----------------------- ------------------------
                                                              $59.0 (1)                $1.0                    $60.0
---------------------------------------------------- ----------------------- ----------------------- ------------------------

(1)Includes non-cash acquisition of $1.2 million in a stock-for-asset swap.

Utility

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems. The capital expenditures also include approximately $1.2 million of natural gas wells and related pipelines as well as some undeveloped timber property acquired from Cunningham Natural Gas Corporation (Cunningham). These assets were acquired through the issuance of 54,674 shares of Company common stock. In addition to the assets identified above, the Company received Cunningham's temporary cash investments in exchange for the shares of Company common stock.

         During the quarter, SIP made a $1.0 million investment in Independence Pipeline Company, a Delaware general partnership, bringing its total investment through December 31, 1999 to $11.4 million. This investment represents a one-third partnership interest. The investment has been financed with short-term borrowings. Independence Pipeline Company intends to build a 370 mile natural gas pipeline (Independence Pipeline) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $680 million.* If the Independence Pipeline project is not constructed, SIP's share of the development costs

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


(including SIP's investment in Independence Pipeline Company) is estimated not to exceed $15.0 million.*

           On December 17, 1999, the Federal Energy Regulatory Commission (FERC) issued an Interim Order on the various proceedings making up the Independence Pipeline project. The Interim Order concluded that construction and operation of the proposed project would be an environmentally acceptable action, subject to environmental conditions listed in the Order. The Order conditionally approved the project, but stated that the FERC would issue a final certificate only after the project sponsors file new evidence of market support in the form of long-term transportation contracts with non-affiliates for at least 35% of the capacity of their pipelines. Construction would not be permitted to begin until, among other things, executed contracts for about 69% of the project's capacity are executed. The Independence Pipeline project sponsors are working on obtaining the required customer commitments.*

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 1999 included approximately $19.3 million for Seneca's offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. The remaining $9.6 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data and fixed asset purchases.

International

The majority of the International segment capital expenditures were concentrated in the areas of improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures were made for purchases of timber for Seneca's timber operations, as well as equipment for Highland's sawmill and kiln operations. As discussed under the Timber segment's results of operations, in January 2000, this segment sold land and timber with a book value of $3.0 million for $5.4 million. The resulting gain on this sale of $2.4 million will be included in earnings for the quarter ending March 31, 2000.

All Other

Capital expenditures for all other subsidiaries consisted primarily of a purchase of a 50% interest in a gas processing facility.

         The Company continuously evaluates capital expenditures and investments in corporations and partnerships. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company's other business segments depends, to a large degree, upon market conditions.*

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Financing Cash Flow.

Consolidated short-term debt increased $65.2 million during the first three months of 2000. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         In March 1998, the Company obtained authorization from the Securities and Exchange Commission (SEC), under the Holding Company Act, to issue long-term debt securities and equity securities in amounts not exceeding $2.0 billion at any one time outstanding during the order's authorization period, which extends to December 31, 2002. In August 1999, the Company obtained authorization from the SEC under the Securities Act of 1933 to issue up to $625 million of debt and equity securities.

         The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at December 31, 1999, the Company would have been permitted to issue up to a maximum of $538.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at December 31, 1999, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $291.3 million of short-term debt.

         The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations, and the requirements of the Company.

         The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these regulatory matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 of the Company's 1999 Form 10-K. There have been no subsequent material changes to the Company's exposure to market risk sensitive instruments.

RATE MATTERS

Utility Operation

New York Jurisdiction

On October 21, 1998, the NYPSC approved a rate plan for Distribution Corporation for the period beginning October 1, 1998 and ending September 30, 2000. The plan was the result of a settlement agreement entered into by Distribution Corporation, Staff for the NYPSC (Staff), Multiple Intervenors (an advocate for large industrial customers) and the State Consumer Protection Board. Under the plan,

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Distribution Corporation's rates decreased by $7.2 million, or 1.1%. In addition, the plan provided customers with up to $6.0 million in bill credits, disbursed volumetrically over the two year term, reflecting a predetermined share of excess earnings under a 1996 settlement. An allowed return on equity of 12%, above which additional earnings are to be shared equally with the customers, was maintained from a 1996 settlement. Finally, as provided by the rate plan, $7.2 million of 1999 revenues were set aside in a special reserve to be applied against Distribution Corporation's incremental costs resulting from the NYPSC's gas restructuring effort further described below.

         On November 3, 1998, the NYPSC issued its Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment (Policy Statement). The Policy Statement sets forth the NYPSC's "vision" on "how best to ensure a competitive market for natural gas in New York." That vision includes the following goals:

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

         The Policy Statement provides that the most effective way to establish a competitive market in gas supply is "for local distribution companies to cease selling gas." The NYPSC indicated in its order that it hopes to accomplish that objective over a three-to-seven year transition period from the date the Policy Statement was issued, taking into account "statutory requirements" and the individual needs of each local distribution company (LDC).* The Policy Statement directs Staff to schedule "discussions" with each LDC on an "individualized plan that would effectuate our vision." In preparation for negotiations, LDCs will be required to address issues such as a strategy to hold new capacity contracts to a minimum, a long-term rate plan with a goal of reducing or freezing rates, and a plan for further unbundling. In addition, Staff was instructed to hold collaborative sessions with multiple parties to discuss generic issues including reliability and market power regulation. Distribution Corporation has participated in the collaborative sessions. These collaborative sessions have not yet produced a consensus document on all issues before the NYPSC.
Distribution Corporation will continue to participate in all future collaborative sessions.*

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (Cont.)
        ---------------------


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

         A natural gas restructuring bill was signed into law on June 22, 1999. Entitled the Natural Gas Choice and Competition Act (Act), the new law requires all Pennsylvania LDCs to file tariffs designed to provide retail customers with direct access to competitive gas markets. Distribution Corporation submitted its compliance filing on October 1, 1999 for an effective date on or about July 1, 2000. The filing largely mirrors the System Wide Energy Select program currently in effect, which substantially complies with the Act's requirements. Currently the parties to the proceeding are engaged in settlement discussions. Distribution Corporation is unable to predict the outcome of the proceeding at this time.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


approximately 30% of the terminable service. Supply Corporation has been successful in marketing and obtaining executed contracts for such terminated storage service (at discounted rates) and expects to continue obtaining executed contracts for additional terminated storage service as it arises.*

Other Matters

Environmental Matters
It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $9.0 million to $10.0 million.* The minimum liability of $9.0 million has been recorded on the Consolidated Balance Sheet at December 31, 1999. Other than discussed in Note H of the 1999 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1999 Form 10-K.

Year 2000
During the late 1990s, numerous media reports heightened concern that information technology computer systems, software programs and semiconductors might not be capable of recognizing dates after December 31, 1999 and, in certain instances, might fail to function properly. For a further discussion of the Year 2000 computer issue and the Company's related remediation and contingency planning, refer to "Other Matters" in Item 7 of the Company's 1999 Form 10-K.

         The Company has experienced no disruptions in its business operations as a result of the Year 2000 computer issue and has encountered no significant internal computer errors related to the Year 2000. The Company's Year 2000 command centers were in operation on the evening of December 31, 1999 and morning of January 1, 2000 and reported normal operations across all business activities and computer systems within the Company. The Company's computer systems have continued to experience normal operations. Furthermore, the Company has experienced no disruptions in its supply chain as a result of the Year 2000. The Company intends to continue monitoring its computer systems and business operations for Year 2000 errors throughout the remainder of the year and intends to deploy the necessary portions of its Year 2000 contingency plan in the event any Year 2000 disruptions arise in either the Company's internal systems or the systems of its critical vendors over the upcoming year.*

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         The cost of upgrading both vendor supplied and internally developed systems and services was expensed as incurred and has amounted to approximately $2.4 million in total. The Company does not expect to incur any significant future costs as a result of the Year 2000 computer issue.*

         All of the above Year 2000 information is a YEAR 2000 READINESS DISCLOSURE made pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including without limitation those which are designated with a "*", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

 6. Unanticipated impacts of restructuring initiatives in the natural gas and electric industries

 7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs

 8. The nature and projected profitability of pending and potential projects and other investments

 9.    Occurrences   affecting  the  Company's  ability  to  obtain  funds  from operations, debt or equity to finance needed capital expenditures and other investments

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
        of Operations (Concl.)
        ----------------------


10.    Uncertainty of oil and gas reserve estimates

11. Ability to successfully identify and finance oil and gas property acquisitions and ability to operate existing and any subsequently acquired properties

12. Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves

13.    Changes  in  the  availability  and/or  price  of  derivative   financial
       instruments

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

19. Unanticipated or residual problems related to the Company's internal Year 2000 initiative as well as potential adverse consequences related to third party Year 2000 compliance.

         The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Refer  to  the  "Market  Risk  Sensitive   Instruments"  section  in  Item  2  -
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information
---------------------------


Item 2.  Changes in Securities
         ---------------------

On October 1, 1999, the Company issued 700 unregistered shares of Company common stock to the seven non-employee directors of the Company, 100 shares to each such director. These shares were issued as partial consideration for the directors' services during the quarter ended December 31, 1999, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 ------             ----------------------

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 1999 and the Fiscal Years Ended September 30, 1995 through 1999.

                  (27)              Financial Data Schedules

                  27.1 Financial Data Schedule for the Three Months Ended December 31, 1999.

                  27.2 Restated Financial Data Schedule for the Three Months Ended December 31, 1998.

                  27.3 Restated Financial Data Schedule for the Twelve Months Ended September 30, 1999.

                  (99)              National   Fuel  Gas  Company   Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended December 31, 1999 and 1998.

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

                            NATIONAL FUEL GAS COMPANY
                            -------------------------
                                  (Registrant)





                               /s/Joseph P. Pawlowski
                               ------------------------------------
                               Joseph P. Pawlowski
                               Treasurer and
                               Principal Accounting Officer













Date:  February 14, 2000
       -----------------