Form 10-Q
period 2000-03-31
NATIONAL FUEL GAS CO
filed 2000-05-15
CIK 70145

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

                          Commission File Number 1-3880
                          -----------------------------

                            NATIONAL FUEL GAS COMPANY

             (Exact name of registrant as specified in its charter)


                New Jersey                           13-1086010
                ----------                           ----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

          10 Lafayette Square
           Buffalo, New York                          14203
           ------------------                         -----
       (Address of principal executive offices)      (Zip Code)

                                 (716) 857-6980
                                 --------------

              (Registrant's telephone number, including area code)
              ----------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES    X        NO
                      --------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at April 30, 2000:
              39,163,991 shares.

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
                       Seneca Independence Pipeline Company (SIP)

                                      INDEX

               Part I. Financial Information                        Page
               -----------------------------                        ----

Item 1.  Financial Statements

         a.    Consolidated Statements of Income and
               Earnings Reinvested in the
               Business - Three and Six Months
               Ended March 31, 2000 and 1999                         4 - 5

         b.    Consolidated Balance Sheets - March 31, 2000
               and September 30, 1999                                6 - 7

         c.    Consolidated Statement of Cash Flows - Six Months
               Ended March 31, 2000 and 1999                           8

         d.    Consolidated Statement of Comprehensive
               Income - Three and Six Months Ended
               March 31, 2000 and 1999                                 9

         e.    Notes to Consolidated Financial Statements           10 - 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        17 - 35

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    35

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                             35

Item 2.  Changes in Securities                                         35

Item 3.  Defaults Upon Senior Securities                               o

Item 4.  Submission of Matters to a Vote of Security Holders           36

Item 5.  Other Information                                             36

Item 6.  Exhibits and Reports on Form 8-K                              37

Signature                                                              38

o The Company has nothing to report under this item.

Reference to the "Company" in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure. All references to a certain year in this report are to the Company's fiscal year ended September 30 of that year, unless otherwise noted.

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

Item 1.  Financial Statements
         --------------------

                            National Fuel Gas Company
                            -------------------------

                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------

                           Reinvested in the Business
                           --------------------------

                                   (Unaudited)
                                   -----------

                                                                Three Months Ended
                                                                    March 31,
(Dollars in Thousands, Except Per Common Share Amounts)        2000              1999
                                                        ----------------- -----------------
INCOME
Operating Revenues                                            $517,810          $483,404
-------------------------------------------------------------------------------------------

Operating Expenses

  Purchased Gas                                                218,939           201,818
  Fuel Used in Heat and Electric Generation                     18,887            17,807
  Operation                                                     84,357            78,169
  Maintenance                                                    6,236             6,064
  Property, Franchise and Other Taxes                           23,610            30,683
  Depreciation, Depletion and Amortization                      33,886            30,708
  Income Taxes                                                  40,778            34,680
-------------------------------------------------------------------------------------------
                                                               426,693           399,929
-------------------------------------------------------------------------------------------
Operating Income                                                91,117            83,475
Other Income                                                     4,151             1,575
-------------------------------------------------------------------------------------------
Income Before Interest Charges and

  Minority Interest in Foreign Subsidiaries                     95,268            85,050
-------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                    16,225            16,083
  Other Interest                                                 6,627             6,198
-------------------------------------------------------------------------------------------
                                                                22,852            22,281
-------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                       (1,365)           (1,624)
------------------------------------------------------------------------------------------

Net Income Available for Common Stock                           71,051            61,145

EARNINGS REINVESTED IN THE BUSINESS
Balance at January 1                                           499,301           448,433
-------------------------------------------------------------------------------------------
                                                               570,352           509,578
Dividends on Common Stock

 (2000 - $0.465; 1999 - $0.45)                                  18,154            17,345
-------------------------------------------------------------------------------------------
Balance at March 31                                           $552,198          $492,233
===========================================================================================

Earnings Per Common Share:

  Basic                                                          $1.82             $1.58
===========================================================================================
  Diluted                                                        $1.81             $1.57
===========================================================================================
Weighted Average Common Shares Outstanding:

  Used in Basic Calculation                                 39,076,668        38,609,655
===========================================================================================
  Used in Diluted Calculation                               39,347,942        38,876,685
===========================================================================================

                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------

                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------

                           Reinvested in the Business
                           --------------------------

                                   (Unaudited)
                                   -----------

                                                                 Six Months Ended
                                                                      March 31,

(Dollars in Thousands, Except Per Common Share Amounts)        2000              1999
                                                              ------------------------
INCOME
Operating Revenues                                            $894,798          $823,826
------------------------------------------------------------------------- -----------------

Operating Expenses

  Purchased Gas                                                347,029           312,824
  Fuel Used in Heat and Electric Generation                     36,667            37,781
  Operation                                                    161,881           155,162
  Maintenance                                                   11,391            11,647
  Property, Franchise and Other Taxes                           46,401            52,688
  Depreciation, Depletion and Amortization                      67,602            60,835
  Income Taxes                                                  62,516            52,580
-------------------------------------------------------------------------------------------
                                                               733,487           683,517
-------------------------------------------------------------------------------------------
Operating Income                                               161,311           140,309
Other Income                                                     5,365             6,317
-------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                    166,676           146,626
-------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                    32,895            33,450
  Other Interest                                                15,186            11,525
-------------------------------------------------------------------------------------------
                                                                48,081            44,975
------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                       (2,676)           (2,888)
------------------------------------------------------------------------------------------

Net Income Available for Common Stock                          115,919            98,763

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                           472,517           428,112
-------------------------------------------------------------------------------------------
                                                               588,436           526,875
Dividends on Common Stock
 (2000 - $0.93; 1999 - $0.90)                                   36,238            34,642
-------------------------------------------------------------------------------------------
Balance at March 31                                           $552,198          $492,233
===========================================================================================

Earnings Per Common Share:
  Basic                                                          $2.97             $2.56
===========================================================================================
  Diluted                                                        $2.94             $2.54
===========================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                 38,999,490        38,568,349
===========================================================================================
  Used in Diluted Calculation                               39,372,508        38,911,856
===========================================================================================

                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------

                           Consolidated Balance Sheets
                           ---------------------------
                                                     March 31,
                                                       2000            September 30,
                                                    (Unaudited)             1999
                                                 ------------------ -------------------

(Thousands of Dollars)
ASSETS
Property, Plant and Equipment                          $3,454,458          $3,390,875
   Less - Accumulated Depreciation, Depletion
     and Amortization                                   1,076,634           1,029,643
----------------------------------------------------------------------------------------
                                                        2,377,824           2,361,232
----------------------------------------------------------------------------------------
Current Assets
   Cash and Temporary Cash Investments                     42,647              29,222
   Receivables - Net                                      194,554              97,828
   Unbilled Utility Revenue                                39,514              18,674
   Gas Stored Underground                                  10,521              41,099
   Materials and Supplies - at average cost                24,348              23,631
   Unrecovered Purchased Gas Costs                              -               4,576
   Prepayments                                             22,566              35,072
----------------------------------------------------------------------------------------
                                                          334,150             250,102
----------------------------------------------------------------------------------------

Other Assets
   Recoverable Future Taxes                                87,724              87,724
   Unamortized Debt Expense                                21,212              21,717
   Other Regulatory Assets                                 18,750              25,214
   Deferred Charges                                        13,523              14,266
   Other                                                   94,368              82,331
----------------------------------------------------------------------------------------
                                                          235,577             231,252
----------------------------------------------------------------------------------------

                                                       $2,947,551          $2,842,586
========================================================================================



                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------

                           Consolidated Balance Sheets
                           ---------------------------

                                                   March 31,
                                                     2000            September 30,
                                                  (Unaudited)             1999
                                                ------------------ -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity

   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 39,110,686 Shares and
    38,837,499 Shares, Respectively                   $  39,111           $  38,837
   Paid in Capital                                      444,029             431,952
   Earnings Reinvested in the Business                  552,198             472,517
   Accumulated Other Comprehensive Loss                 (19,654)             (4,013)
-------------------------------------------------------------------------------------
Total Common Stock Equity                             1,015,684             939,293
Long-Term Debt, Net of Current Portion                  960,734             822,743
--------------------------------------------------------------------------------------
Total Capitalization                                  1,976,418           1,762,036
--------------------------------------------------------------------------------------

Minority Interest in Foreign Subsidiaries                26,106              27,589
--------------------------------------------------------------------------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                    273,229             393,495
   Current Portion of Long-Term Debt                     12,549              69,608
   Accounts Payable                                      67,291              82,747
   Amounts Payable to Customers                           8,496               5,934
   Other Accruals and Current Liabilities               171,281              87,310
--------------------------------------------------------------------------------------
                                                        532,846             639,094
--------------------------------------------------------------------------------------

Deferred Credits
   Accumulated Deferred Income Taxes                    285,130             275,008
   Taxes Refundable to Customers                         14,814              14,814
   Unamortized Investment Tax Credit                     10,476              11,007
   Other Deferred Credits                               101,761             113,038
--------------------------------------------------------------------------------------
                                                        412,181             413,867
--------------------------------------------------------------------------------------
Commitments and Contingencies                                 -                   -
--------------------------------------------------------------------------------------

                                                     $2,947,551          $2,842,586
======================================================================================


                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------

                      Consolidated Statement of Cash Flows
                      ------------------------------------

                                   (Unaudited)
                                   -----------

                                                                    Six Months Ended
                                                                       March 31,
                                                          ---------------------------------------
(Thousands of Dollars)                                           2000                  1999
                                                          ----------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                        $115,919               $98,763
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                 67,602                60,835
         Deferred Income Taxes                                    10,114                18,754
         Minority Interest in Foreign Subsidiaries                 2,676                 2,888
         Other                                                    (1,447)                2,254
         Change in:
           Receivables and Unbilled Utility Revenue             (118,440)             (149,227)
           Gas Stored Underground and Materials and
            Supplies                                              29,235                23,821
           Unrecovered Purchased Gas Costs                         4,576                 6,316
           Prepayments                                            12,497               (11,539)
           Accounts Payable                                      (14,712)              (11,436)
           Amounts Payable to Customers                            2,562                 2,435
           Other Accruals and Current Liabilities                 85,336                82,734
           Other Assets                                              327                (7,762)
           Other Liabilities                                     (11,275)               13,531
-------------------------------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                                            184,970               132,367
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital Expenditures                                         (109,893)             (113,653)
   Investment in Partnerships                                     (4,050)               (3,633)
   Other                                                           6,791                    90
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (107,152)             (117,196)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper        (120,095)               35,800
   Net Proceeds from Issuance of Long-Term Debt                  149,334                98,736
   Reduction of Long-Term Debt                                   (62,362)             (114,334)
   Dividends Paid on Common Stock                                (36,099)              (34,559)
   Proceeds from Issuance of Common Stock                          8,540                 4,761
-------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                            (60,682)               (9,596)
-------------------------------------------------------------------------------------------------

Effect of Exchange Rates on Cash                                  (3,711)               (1,440)
-------------------------------------------------------------------------------------------------

Net Increase in Cash and Temporary Cash                           13,425                 4,135
Investments

Cash and Temporary Cash Investments at October 1                  29,222                30,437
-------------------------------------------------------------------------------------------------

Cash and Temporary Cash Investments at March 31                  $42,647               $34,572
=================================================================================================



                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------

                 Consolidated Statement of Comprehensive Income
                 ----------------------------------------------

                                   (Unaudited)
                                   -----------

                                                              Three Months Ended
                                                                  March 31,
                                                    ----------------------------------------
(Thousands of Dollars)                                     2000                   1999
                                                    ------------------ ---------------------

Net Income Available for Common Stock                       $71,051              $61,145
--------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                   (7,063)             (19,175)
   Unrealized Gain on Securities Available for Sale             672                    -
--------------------------------------------------------------------------------------------
Other Comprehensive Loss, Before Tax                         (6,391)             (19,175)
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale                            (347)                   -
--------------------------------------------------------------------------------------------
Other Comprehensive Loss, Net of Tax                         (6,738)             (19,175)
--------------------------------------------------------------------------------------------
Comprehensive Income                                        $64,313              $41,970
============================================================================================



                                                               Six Months Ended
                                                                  March 31,
                                                    ----------------------------------------
(Thousands of Dollars)                                     2000                   1999
                                                    ------------------ ---------------------

Net Income Available for Common Stock                     $115,919                $98,763
--------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                 (16,564)              (19,045)
   Unrealized Gain on Securities Available for Sale          1,420                      -
--------------------------------------------------------------------------------------------
Other Comprehensive Loss, Before Tax                       (15,144)              (19,045)
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale                           (497)                     -
--------------------------------------------------------------------------------------------
Other Comprehensive Loss, Net of Tax                       (15,641)              (19,045)
--------------------------------------------------------------------------------------------
Comprehensive Income                                      $100,278                $79,718
============================================================================================




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

         The earnings for the six months ended March 31, 2000 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2000. Most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation's New York tariff. The WNC is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a WNC. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the six months ended March 31, 2000 and 1999 amounted to $52.2 million and $45.5 million, respectively. Income taxes paid during the six months ended March 31, 2000 and 1999 amounted to $22.8 million and $18.6 million, respectively. In November 1999, the Company entered into a non-cash investing activity whereby it issued 54,674 shares of Company common stock to Supply Corporation, which in turn exchanged those shares for the assets of Cunningham Natural Gas Corporation. The assets included approximately $1.2 million of property, plant and equipment and $1.6 million of other assets.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

         ----------------------------


Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                      At March 31, 2000    At September 30, 1999
                                      -----------------    ---------------------

Foreign Currency Translation Adjustment    $(21,036)              $(4,472)
Net Unrealized Gain on Securities
    Available for Sale                        1,382                   459
                                           --------               -------
Accumulated Other Comprehensive Loss       $(19,654)              $(4,013)
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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                  Six Months Ended
                                                      March 31,
                                         -------------------------------------
                                               2000                1999
                                         -------------------------------------

Operating Expenses:
  Current Income Taxes

     Federal                                  $46,675              $26,213
     State                                      4,922                4,513

  Deferred Income Taxes

     Federal                                    6,882               16,861
     State                                        505                1,700

  Foreign Income Taxes                          3,532                3,293
------------------------------------------------------------------------------
                                               62,516               52,580

Other Income:
  Deferred Investment Tax Credit                 (525)                (332)

Minority Interest in Foreign Subsidiaries        (687)                (832)
------------------------------------------------------------------------------

Total Income Taxes                            $61,304              $51,416
==============================================================================

The U.S. and foreign components of income before income taxes are as follows:

                                                          Six Months Ended
                                                             March 31,
                                                     2000              1999
                                                 ------------------------------

U.S.                                               $162,667          $134,864
Foreign                                              14,556            15,315

-------------------------------------------------------------------------------
                                                   $177,223          $150,179
===============================================================================

         ----------------------------

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):


                                                      Six Months Ended
                                                          March 31,
                                             --------------------------------------
                                                   2000                 1999
                                             ----------------- --------------------

Net income available for common stock             $115,919             $ 98,763
Total income taxes                                  61,304               51,416
-----------------------------------------------------------------------------------

Income before income taxes                        $177,223             $150,179
===================================================================================

Income tax expense, computed at
 statutory rate of 35%                             $62,028             $ 52,563

Increase (reduction) in taxes resulting from:
  State income taxes                                 3,527                4,038
  Depreciation                                         955                1,037
  Prior years tax adjustment                             -              (1,309)
  Foreign tax in excess of (less than)
   statutory rate                                   (2,250)             (2,898)
  Miscellaneous                                     (2,956)             (2,015)
-----------------------------------------------------------------------------------

  Total Income Taxes                               $61,304             $ 51,416
===================================================================================

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                              At March 31, 2000             At September 30, 1999
                                                       --------------------------------- ----------------------------
Deferred Tax Liabilities:
  Excess of tax over book depreciation                              $222,609                     $227,881
  Exploration and intangible well drilling costs                     108,560                       95,034
  Other                                                               39,686                       39,040
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       370,855                      361,955
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Capitalized overheads                                              (28,517)                     (26,861)
  Other                                                              (57,208)                     (60,086)
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                            (85,725)                     (86,947)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $285,130                     $275,008
====================================================== ================================= ============================


           The Internal Revenue Service audits of the Company for the years 1977
- 1994 were settled during December 1998. Net income for the six months ended March 31, 1999 was increased by approximately $3.9 million as a result of interest, net of tax and other adjustments, related to this settlement.

         ----------------------------


Note 3 - Capitalization

Common Stock. During the six months ended March 31, 2000, the Company issued 218,513 shares of common stock under the Company's stock and benefit plans. As previously discussed, 54,674 shares were issued for the purchase of the assets of Cunningham Natural Gas Corporation.

           On February 17, 2000, 725,500 stock options were granted at an exercise price of $42.6563 per share. On March 17, 2000, 25,000 stock options were granted at an exercise price of $41.5625 per share.

           In February 2000, the Company issued $150.0 million of 7.30% medium-term notes due in February 2003. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $149.3 million. The proceeds of this debt issuance were used to redeem $50.0 million of 6.60% medium-term notes which matured in February 2000 and to reduce short-term debt.

Note 4 - Derivative Financial Instruments

Seneca has entered into certain price swap agreements and options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil in an effort to provide more stability to its operating results. These agreements and options are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payments to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange or a natural gas price quoted in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas and crude oil production. The fair value of outstanding natural gas and crude oil price swap agreements and options discussed below reflect the estimated amounts Seneca would pay or receive to terminate its derivative financial instruments at March 31, 2000.

           At March 31, 2000, Seneca had natural gas price swap agreements covering a notional amount of 34.5 billion cubic feet (Bcf) extending through 2003 at a weighted average fixed rate of $2.69 per thousand cubic feet (Mcf). Seneca also had crude oil price swap agreements covering a notional amount of 3,940,000 barrels (bbls) extending through 2003 at a weighted average fixed rate of $19.45 per bbl. The fair value of Seneca's outstanding natural gas and crude oil price swap agreements at March 31, 2000 was a net loss of approximately $23.0 million. This loss was offset by corresponding unrecognized gains from Seneca's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           Seneca recognized net losses of $6.2 million and $10.4 million related to settlements of its price swap agreements during the quarter and six months ended March 31, 2000, respectively. During the quarter and six months ended March 31, 1999, Seneca recognized net gains of $4.4 million and $5.9 million, respectively, related to its price swap agreements. Gains or losses from Seneca's price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. As the price swap agreements have been designated as hedges, these gains or losses were offset by corresponding gains or losses from Seneca's natural gas and crude oil production.

           At March 31, 2000, Seneca had the following options outstanding:

Type of Option                                 Notional Amount               Weighted Average Strike Price
--------------                                 ---------------               -----------------------------
Written Call Options (1)              10.4 Bcf or 550,000 bbls                     $2.53/Mcf or $18.00/bbl
Written Put Option  550,000 bbls                    $12.50/bbl
Purchased Call Option                             732,000 bbls                                  $20.00/bbl

(1) The counterparty has a choice between a natural gas call option and a crude oil call option, depending on whichever option has greater value to the counterparty.

         ----------------------------


         Seneca's call and put options are being marked-to-market with gains or losses recorded in Operating Revenues on the Consolidated Statement of Income. The mark-to-market adjustment for the quarter ended March 31, 2000 was a loss of $2.5 million, which offset the mark-to-market gain reported in the quarter ended December 31, 1999. There was not a corresponding mark-to-market adjustment during the quarter or six months ended March 31, 1999. The fair value of the call and put options at March 31, 2000 was a net loss of $3.6 million. During the quarter and six months ended March 31, 2000, Seneca paid the counterparty $2.0 million and $3.5 million, respectively, related to the exercise of a portion of the written call options and received $3.2 million and $4.8 million, respectively, from the counterparty related to Seneca's exercise of a portion of the $20.00 per bbl call options that it had purchased. There were minor settlements (less than $100,000) related to Seneca's put options during the quarter and six months ended March 31, 1999. There were no settlements related to Seneca's call options during the quarter or six months ended March 31, 1999.

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

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At March 31, 2000, NFR had natural gas futures contracts covering 2.6 Bcf of gas on a net basis extending through 2002 at a weighted average contract price of $2.72 per Mcf. NFR had sold natural gas options covering 20.9 Bcf of gas extending through 2001 at a weighted average strike price of $3.24 per Mcf. NFR also had purchased natural gas options covering 11.2 Bcf of gas extending through 2001 at a weighted average strike price of $2.92 per Mcf. The exchange-traded futures and exchange-traded options are used to hedge NFR's purchase and sale commitments and storage gas inventory. The fair value of NFR's outstanding exchange-traded futures and exchange-traded options at March 31, 2000 was a net loss of approximately $0.6 million. This fair value reflects the estimated net amount that NFR would pay to terminate its exchange-traded futures and exchange-traded options at March 31, 2000. Since these exchange-traded futures contracts and exchange-traded options qualify and have been designated as hedges, any gains or losses resulting from market price changes would be substantially offset by the related commodity transaction.

         Gains or losses from natural gas futures and options are recorded in Other Deferred Credits on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income.

         NFR recognized net gains of $0.3 million and $1.9 million related to futures contracts and options during the quarter and six months ended March 31, 2000, respectively. During the quarter and six months ended March 31, 1999, NFR recognized net losses of $4.4 million and $5.4 million, respectively, related to futures contracts and options. Since these futures contracts and options qualify and have been designated as hedges, these net gains or losses were substantially offset by the related commodity transactions.

         Privni severozapadni teplarenska, a.s. (PSZT) utilizes an interest rate swap to mitigate interest rate fluctuations on its Czech koruna (CZK) 1,516,127,800 term loan ($40.1 million at March 31, 2000), which carries a variable interest rate of six month Prague Interbank Offered Rate (PRIBOR) plus 0.475%. Under the terms of the interest rate swap, which extends until 2001, PSZT pays a fixed rate of 8.31% and receives a floating rate of six month PRIBOR. PSZT recognized a loss of approximately $0.3 million and $0.4 million related to this interest rate swap during the quarter and six months ended March 31, 2000, respectively. The fair value of PSZT's interest rate swap at March 31, 2000 was a loss of approximately $1.2 million.

         ----------------------------


Note 5 - Commitments and Contingencies

Environmental Matters. It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $8.9 million to $9.9 million. The minimum liability of $8.9 million has been recorded on the Consolidated Balance Sheet at March 31, 2000. Other than discussed in Note H of the 1999 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

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

Note 6 - Business Segment Information.  The Company has six reportable segments:
Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing, and Timber. The breakdown of the Company's reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

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

Item 1.  Financial Statements (Concl.)
         ----------------------------



Quarter Ended March 31, 2000 (Thousands)
-----------------------------------------------------------------------------
                             Pipeline  Exploration
                             and           and                    Energy
                   Utility   Storage    Production  International Marketing
 ----------------------------------------------------------------------------

Revenue from
External Customers  $337,834   $20,968    $50,350     $39,609     $53,733

Intersegment
Revenues               8,540    22,228          -           -           -

Segment Profit:
Net Income            41,525    10,156      7,879       4,317       1,465


Quarter Ended March 31, 2000 (Thousands)
-------------------------------------------------------------------------------
                               Total               Corporate and
                             Reportable              Intersegment       Total
                    Timber   Segments   All Other   Eliminations   Consolidated
 ------------------------------------------------------------------------------

Revenue from
External Customers $11,531    $514,025    $3,785      $    -          $517,810

Intersegment
Revenues                 -      30,768         -      (30,768)               -

Segment Profit:
Net Income           4,090      69,432       672          947           71,051



   Six Months Ended March 31, 2000 (Thousands)
-----------------------------------------------------------------------------
                                       Exploration
                             Pipeline      and                    Energy
                   Utility   and        Production  InternationalMarketing
                              Storage
-----------------------------------------------------------------------------

Revenue from
External
Customers           $566,744   $42,039     $100,143     $77,682     $82,908

Intersegment
Revenues              12,846    44,322          225           -           -

Segment Profit:
Net Income            63,278    19,438       15,884       9,000       1,448

   Six Months Ended March 31, 2000 (Thousands)
--------------------------------------------------------------------------------
                          Total                   Corporate and
                          Reportable              Intersegment       Total
                 Timber    Segments   All Other   Eliminations    Consolidated

--------------------------------------------------------------------------------

Revenue from
External
Customers         $20,271   $889,787      $5,011        $   -        $894,798

Intersegment
Revenues                -     57,393           -      (57,393)              -

Segment Profit:
Net Income          5,020    114,068         527        1,324         115,919



  Quarter Ended March 31, 1999 (Thousands)
-----------------------------------------------------------------------------
                                       Exploration
                             Pipeline      and                    Energy
                   Utility   and        Production  InternationalMarketing
                              Storage
-----------------------------------------------------------------------------

Revenue from
External
Customers           $342,632   $22,516      $31,170     $40,812     $35,848

Intersegment
Revenues               2,872    21,596        2,490           -           -

Segment Profit:
Net Income            40,320    10,769          119       6,209         663

  Quarter Ended March 31, 1999 (Thousands)
-------------------------------------------------------------------------------
                         Total                   Corporate and
                         Reportable              Intersegment       Total
                Timber    Segments   All Other   Eliminations    Consolidated

-------------------------------------------------------------------------------

Revenue from
External
Customers         $9,686   $482,664        $740       $   -        $483,404

Intersegment
Revenues               -     26,958           -     (26,958)              -

Segment Profit:
Net Income         2,531     60,611         159         375          61,145



  Six Months Ended March 31, 1999 (Thousands)
-----------------------------------------------------------------------------
                                       Exploration
                             Pipeline      and                    Energy
                   Utility   and        Production  InternationalMarketing
                              Storage
-----------------------------------------------------------------------------

Revenue from
External
Customers           $563,621   $43,293      $60,346     $81,077     $56,275

Intersegment
Revenues               4,033    42,913        4,942           -           -

Segment Profit:
Net Income            58,999    23,099          407      10,492         884

  Six Months Ended March 31, 1999 (Thousands)
-------------------------------------------------------------------------------
                         Total                   Corporate and
                         Reportable              Intersegment       Total
                Timber    Segments   All Other   Eliminations    Consolidated

-------------------------------------------------------------------------------

Revenue from
External
Customers        $17,776   $822,388      $1,438      $   -        $823,826

Intersegment
Revenues               -     51,888           -    (51,888)              -

Segment Profit:
Net Income         3,860     97,741         200        822          98,763

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

Earnings. The Company's earnings were $71.1 million, or $1.82 per common share ($1.81 per common share on a diluted basis), for the quarter ended March 31, 2000. This compares with earnings of $61.1 million, or $1.58 per common share ($1.57 per common share on a diluted basis), for the quarter ended March 31, 1999. The increase in earnings of approximately $10.0 million is the result of higher earnings in the Exploration and Production, Utility, Timber, and Energy Marketing segments. These higher earnings were offset in part by lower earnings in the International and Pipeline and Storage segments.

           The Company's earnings were $115.9 million, or $2.97 per common share ($2.94 per common share on a diluted basis), for the six months ended March 31, 2000. This compares with earnings of $98.8 million, or $2.56 per common share ($2.54 per common share on a diluted basis), for the six months ended March 31, 1999. The increase in earnings of $17.1 million is the result of higher earnings in the Exploration and Production, Utility, Timber, and Energy Marketing segments. These increases were offset in part by lower earnings in the Pipeline and Storage and International segments.

           Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings by Segment

---------------------------- ---------------------------------- ----------------------------------
                                  Three Months Ended                  Six Months Ended
                                       March 31,                          March 31,
---------------------------- ---------------------------------- ----------------------------------
---------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                         2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
Utility                            $41,525           $40,320          $63,278           $58,999
Pipeline and Storage                10,156            10,769           19,438            23,099
Exploration and Production           7,879               119           15,884               407
International                        4,317             6,209            9,000            10,492
Energy Marketing                     1,465               663            1,448               884
Timber                               4,090             2,531            5,020             3,860
---------------------------- ---------------- ----------------- ---------------- -----------------
   Total Reportable Segments        69,432            60,611          114,068            97,741
All Other                              672               159              527               200
Corporate                              947               375             1,324               822
---------------------------- ---------------- ----------------- ---------------- -----------------
   Total Consolidated              $71,051           $61,145         $115,919           $98,763
---------------------------- ---------------- ----------------- ---------------- -----------------

Utility

Utility Operating Revenues

---------------------------- ---------------------------------- ----------------------------------
                                     Three Months Ended                  Six Months Ended
                                          March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                        2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
  Retail Sales Revenues:
    Residential                   $238,176          $255,452         $407,820          $420,533
    Commercial                      41,402            49,051           68,562            78,231
    Industrial                       4,984             5,965            9,475             9,370
---------------------------- ---------------- ----------------- ---------------- -----------------
                                   284,562           310,468          485,857           508,134
---------------------------- ---------------- ----------------- ---------------- -----------------
  Off-System Sales                  20,822            10,647           29,188            17,496
  Transportation                    41,503            27,713           65,306            46,665
  Other                               (513)           (3,324)            (761)           (4,641)
---------------------------- ---------------- ----------------- ---------------- -----------------
                                  $346,374          $345,504         $579,590          $567,654
---------------------------- ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Utility Throughput

---------------------------- ---------------------------------- ----------------------------------
                                      Three Months Ended                  Six Months Ended
                                           March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
(MMcf)                              2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
  Retail Sales:
    Residential                     30,994            34,762           51,460            54,977
    Commercial                       5,841             7,191            9,518            11,130
    Industrial                       1,093             1,385            2,079             2,231
---------------------------- ---------------- ----------------- ---------------- -----------------
                                    37,928            43,338           63,057            68,338
---------------------------- ---------------- ----------------- ---------------- -----------------
  Off-System Sales                   5,860             5,195            8,620             7,971
  Transportation                    26,850            22,932           43,659            37,902
---------------------------- ---------------- ----------------- ---------------- -----------------
                                    70,638            71,465          115,336           114,211
---------------------------- ---------------- ----------------- ---------------- -----------------


2000 Compared with 1999

Operating revenues for the Utility segment increased $0.9 million and $11.9 million, respectively, for the quarter and six months ended March 31, 2000 as compared with the same periods a year ago. These increases resulted from higher transportation, off-system sales and other revenue offset in part by lower retail gas sales revenue.

         Lower volumes of retail gas sales because of weather that was warmer than the prior year's periods and because of the migration of residential and small commercial retail customers to transportation service were the primary reasons for the decrease in retail gas sales revenue. This migration to transportation service was also the primary cause of the increase in volumes transported and transportation revenue. On a combined basis, retail gas sales and transportation revenue decreased $12.1 million and $3.6 million for the quarter and six months ended March 31, 2000, respectively, as compared with the same periods a year ago. As customers continue to migrate to marketers for their gas supplies while using Distribution Corporation for gas transportation service, Utility operating revenues are expected to decline since such revenues will not include the gas costs associated with the gas that is delivered on behalf of the marketers under this transportation service.* However, the Company realized an increase in operating revenues in its Energy Marketing segment related to this customer migration. See the Energy Marketing section below. Restructuring in the Utility segment's service territory is further discussed in the "Rate Matters" section that follows.

         Off-system gas sales increased $10.2 million and $11.7 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago, largely due to increased gas prices in combination with higher volumes. However, the margins resulting from off-system sales are minimal.

         Other operating revenues increased $2.8 million and $3.9 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. Other operating revenues in the quarter and six months ended March 31, 1999 were reduced by $3.2 million and $4.9 million, respectively, for the recording of a special gas restructuring reserve to be applied against incremental costs that could result from the New York Public Service Commission's (NYPSC) gas restructuring effort. No such reserve is required in 2000 by the terms of the current rate settlement. Partly offsetting this increase to other operating revenues, Distribution Corporation accrued an estimated refund provision for a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998. The estimated refund provision was $1.1 million for the quarter ended March 31, 2000 and $2.2 million for the six months ended March 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

         The Utility segment's second quarter 2000 earnings were $41.5 million, an increase of $1.2 million when compared with second quarter 1999 earnings. The most significant reason for the increase was that, as noted above, last year's quarter included a portion (approximately $2.1 million reduction to earnings) of the 1999 special gas restructuring reserve. Partially offsetting this increase, the second quarter 2000 earnings included an estimated refund provision (approximately $0.7 million reduction to earnings), which is also discussed above. Weather, which in the Pennsylvania jurisdiction was approximately 7.8% warmer than last year's quarter, also partially offset the increase resulting from the nonrecurrence of the special gas restructuring reserve. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. For the quarters ended March 31, 2000 and 1999, as the weather was warmer than normal in both periods, the WNC preserved earnings of $4.0 million and $1.9 million, respectively.

         The Utility segment's earnings for the six months ended March 31, 2000 were $63.3 million, an increase of $4.3 million when compared with the earnings for the six months ended March 31, 1999. This increase can be attributed primarily to expenses related to an early retirement offer in 1999 (approximately $3.0 million reduction to earnings in 1999) as well as the 1999 special gas restructuring reserve (approximately $3.2 million reduction to earnings in 1999), which was discussed above. Both the early retirement offer and the gas restructuring reserve did not recur in 2000. For the six months ended March 31, 2000, an estimated refund provision (approximately $1.4 million reduction to earnings) was recorded, as previously discussed. This partially offset the earnings increase resulting from the nonrecurrence of the early retirement offer and the gas restructuring reserve in 2000. Weather, which in the Pennsylvania jurisdiction was approximately 2.4% warmer than the six months ended March 31, 1999, also reduced earnings in 2000. In the New York jurisdiction, the impact of weather variations was mitigated by the WNC. For the six months ended March 31, 2000 and 1999, the WNC preserved earnings of $6.7 million and $4.8 million, respectively.

Degree Days

---------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                       Percent (Warmer)
Three Months Ended                                                                        Colder Than
                                                                                --------------------------------
March 31                        Normal          2000              1999               Normal        Prior Year
---------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                          3,430          3,058             3,277              (10.8%)          (6.7%)
Erie                             3,221          2,789             3,026              (13.4%)          (7.8%)
---------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31

---------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                          5,757          5,154             5,249              (10.5%)          (1.8%)
Erie                             5,256          4,643             4,758              (11.7%)          (2.4%)
---------------------------- -------------- -------------- -------------------- ----------------- --------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Pipeline and Storage

Pipeline and Storage Operating Revenues

------------------------------ ---------------------------------- ----------------------------------
                                        Three Months Ended                  Six Months Ended
                                             March 31,                          March 31,
------------------------------ ---------------- ----------------- ---------------- -----------------
(Thousands)                           2000              1999             2000              1999
------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Transportation                  $24,417           $24,308          $47,178           $47,593
Interruptible Transportation             152               135              212               300
------------------------------ ---------------- ----------------- ---------------- -----------------
                                      24,569            24,443           47,390            47,893
------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Storage Service                  16,128            15,805           32,112            31,462
Interruptible Storage Service             50                34              172               163
------------------------------ ---------------- ----------------- ---------------- -----------------
                                      16,178            15,839           32,284            31,625
------------------------------ ---------------- ----------------- ---------------- -----------------
Other                                  2,449             3,830            6,687             6,688
------------------------------ ---------------- ----------------- ---------------- -----------------
                                     $43,196           $44,112          $86,361           $86,206
------------------------------ ---------------- ----------------- ---------------- -----------------


Pipeline and Storage Throughput

------------------------------ ---------------------------------- ----------------------------------
                                        Three Months Ended                  Six Months Ended
                                             March 31,                          March 31,
------------------------------ ---------------- ----------------- ---------------- -----------------
(MMcf)                                2000              1999             2000              1999
------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Transportation                  102,109           106,901          184,739           186,424
Interruptible Transportation           2,206             1,666            2,448             3,682
------------------------------ ---------------- ----------------- ---------------- -----------------
                                     104,315           108,567          187,187           190,106
------------------------------ ---------------- ----------------- ---------------- -----------------


2000 Compared with 1999

Operating revenues for the Pipeline and Storage segment decreased $0.9 million for the quarter ended March 31, 2000, as compared with the same period a year ago. This decrease was due mainly to lower revenues from unbundled pipeline sales and open access transportation, offset partially by higher storage service revenues. For the six months ended March 31, 2000, operating revenues were basically flat with operating revenues for the six months ended March 31, 1999. Higher storage service revenues were largely offset by lower transportation revenues.

         The Pipeline and Storage segment's second quarter 2000 earnings were $10.2 million, a decrease of $0.6 million when compared with the second quarter of 1999's earnings. Lower revenues from unbundled pipeline sales and open access transportation combined with higher operation and maintenance expense contributed to this decrease.

         The Pipeline and Storage segment's earnings for the six months ended March 31, 2000 were $19.4 million, a decrease of $3.7 million when compared with the earnings for the six months ended March 31, 1999. Higher operation and maintenance expense contributed to this decrease combined with the fact that the prior year's earnings included interest income and a reduction in income taxes related to the final settlement of Internal Revenue Service audits of years 1977-1994.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Exploration and Production

Exploration and Production Operating Revenues

---------------------------- ---------------------------------- ----------------------------------
                                  Three Months Ended                  Six Months Ended
                                      March 31,                          March 31,
---------------------------- ---------------------------------- ----------------------------------
---------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                        2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
  Gas (after Hedging)              $28,580           $19,529          $55,211           $37,678
  Oil (after Hedging)               19,860            10,782           37,435            21,316
  Gas Processing Plant               4,279             2,865            8,371             5,592
  Other                             (2,369)              484             (649)              702
---------------------------- ---------------- ----------------- ---------------- -----------------
                                   $50,350           $33,660         $100,368           $65,288
---------------------------- ---------------- ----------------- ---------------- -----------------


2000 Compared with 1999

Operating revenues for the Exploration and Production segment increased $16.7 million and $35.1 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. For the quarter ended March 31, 2000, gas production revenue (after hedging) and oil production revenue (after hedging) each increased $9.1 million due to increased production and prices. For the six months ended March 31, 2000, gas production revenue (after hedging) and oil production revenue (after hedging) increased $17.5 million and $16.1 million, respectively, due to increased production and prices. Refer to the tables below for production volumes and average price information. Revenue from Seneca's gas processing plant was up $1.4 million and $2.8 million, respectively, for the quarter and six months ended March 31, 2000 as compared with the same periods a year ago. Other revenue decreased $2.9 million and $1.4 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. The decreases to other revenues resulted primarily from mark-to-market and other revenue adjustments related to written options. Refer to further discussion of written options in the "Market Risk Sensitive Instruments" section that follows and in Item 1, Note 4 - Derivative Financial Instruments.

         The Exploration and Production segment's second quarter 2000 earnings were $7.9 million, an increase of $7.8 million when compared with the second quarter of 1999's earnings. As discussed above, significant improvement in oil and gas pricing combined with an increase in production were the main reasons for higher earnings. A 19% increase in gas production was attributable mainly to offshore production at Vermilion block 309 and to production from the South Lost Hills field in California. Partly offsetting these increases in revenues were increases in depletion expense (due to higher production volumes and higher depletable base) and lease operating costs (due to increased production), and a negative mark-to-market revenue adjustment related to written options.

         The Exploration and Production segment's earnings for the six months ended March 31, 2000 were $15.9 million, an increase of $15.5 million when compared with the earnings for the six months ended March 31, 1999. As discussed above, significant improvement in oil and gas pricing combined with an increase in production were the main reasons for higher earnings. Partly offsetting these increases were higher depletion expense and lease operating costs. Earnings were also reduced due to revenue adjustments related to written options discussed above. In addition, there was a decrease in interest income as 1999 included nonrecurring interest received from the final settlement of the IRS audits in December 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Production Volumes

---------------------------- ---------------------------------- ----------------------------------
                                   Three Months Ended                  Six Months Ended
                                        March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
                                      2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
Gas Production (MMcf)
  Gulf Coast                         8,142             6,507           16,087            12,941
  West Coast                         1,126               985            2,243             1,789
  Appalachia                         1,045             1,154            2,152             2,311
---------------------------- ---------------- ----------------- ---------------- -----------------
                                    10,313             8,646           20,482            17,041
---------------------------- ---------------- ----------------- ---------------- -----------------
Oil Production (thousands of barrels)

  Gulf Coast                           331               337              653               670
  West Coast                           707               657            1,392             1,293
  Appalachia                             1                 2                5                 5
---------------------------- ---------------- ----------------- ---------------- -----------------
                                     1,039               996            2,050             1,968
---------------------------- ---------------- ----------------- ---------------- -----------------


Average Prices
---------------------------- ---------------------------------- ----------------------------------
                                    Three Months Ended                  Six Months Ended
                                        March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
                                       2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                          $2.59             $1.73            $2.58             $1.86
  West Coast                          $2.61             $1.85            $2.75             $2.09
  Appalachia                          $2.89             $2.53            $2.89             $2.47
  Weighted Average                    $2.62             $1.85            $2.63             $1.97
  Weighted Average After Hedging      $2.77             $2.26            $2.70             $2.21

Average Oil Price/bbl

  Gulf Coast                         $28.67            $11.67           $26.05            $11.76
  West Coast                         $23.88             $9.09           $21.96             $8.96
  Appalachia                         $25.10            $11.45           $22.58            $12.31
  Weighted Average                   $25.41             $9.97           $23.26             $9.92
  Weighted Average After Hedging     $19.12            $10.83           $18.26            $10.83
---------------------------- ---------------- ----------------- ---------------- -----------------

International

International Operating Revenues

----------------------------- ---------------------------------- ----------------------------------
                                    Three Months Ended                  Six Months Ended
                                         March 31,                          March 31,
----------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                            2000              1999             2000              1999
----------------------------- ---------------- ----------------- ---------------- -----------------

   Heating                            $29,331         $30,737            $56,690         $59,799
   Electricity                          9,082           9,458             18,325          19,371
   Other                                1,196             617              2,667           1,907
----------------------------- ---------------- ----------------- ---------------- -----------------
                                      $39,609         $40,812            $77,682         $81,077
----------------------------- ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


International Heating and Electric Volumes

------------------------------------------------ ---------------------------------- ----------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                           March 31,                          March 31,
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                      4,296,704         4,263,515        8,264,472         8,235,486
   Electricity Sales (megawatt hours)                    322,042           311,561          639,697           617,842

------------------------------------------------ ---------------- ----------------- ---------------- -----------------

(1) Gigajoules = one billion joules.  A joule is a unit of energy.


2000 Compared with 1999

Operating revenues for the International segment decreased $1.2 million and $3.4 million, respectively, for the quarter and six months ended March 31, 2000 as compared to the same periods a year ago. The decrease reflects a decrease in the value of the Czech koruna as well as the impact of warm weather and conservation efforts by customers.

         The International segment's second quarter 2000 earnings were $4.3 million, a decrease of $1.9 million when compared with the earnings for the second quarter of 1999. Earnings were adversely affected by the decline in the value of the Czech koruna, as discussed above, as well as by lower margins resulting from warmer weather and higher fuel costs.

         The International segment's earnings for the six months ended March 31, 2000 were $9.0 million, a decrease of $1.5 million when compared with the earnings for the six months ended March 31, 1999. This decrease can be attributed primarily to lower margins stemming from warm weather and conservation efforts by customers combined with the decline in the value of the Czech koruna.

Energy Marketing

Energy Marketing Operating Revenues

---------------------------- ---------------------------------- ----------------------------------
                                    Three Months Ended                  Six Months Ended
                                        March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                            2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------

Natural Gas (after Hedging)         $52,934           $36,156          $81,562           $56,286
Electricity                             395               424              754               708
Other                                   404              (732)             592              (719)
---------------------------- ---------------- ----------------- ---------------- -----------------
                                    $53,733           $35,848          $82,908           $56,275
---------------------------- ---------------- ----------------- ---------------- -----------------

Energy Marketing Volumes

---------------------------- ---------------------------------- ----------------------------------
                                    Three Months Ended                  Six Months Ended
                                        March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
                                       2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------
Natural Gas - (MMcf)                 13,101            12,938           22,263            20,338
---------------------------- ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


2000 Compared with 1999

Operating revenues for the Energy Marketing segment increased $17.9 million and $26.6 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. This increase reflects higher marketing volumes and revenues as NFR's customer base continues to increase.

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Refer to further discussion of these hedging activities in Item 1,
Note 4 - Derivative Financial Instruments.

         Earnings in the Energy Marketing segment increased $0.8 million and $0.6 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. These increases reflect the higher marketing volumes and revenues discussed above. Currently, NFR serves approximately 29,000 residential customers. As NFR has increased its residential customer base, margins have improved as residential margins are higher than the commercial and industrial margins that NFR largely experienced in previous years. Partially offsetting the increase in margins for the six month period, NFR experienced higher operating costs from significant advertising costs related to marketing efforts in the first quarter of 2000.

Timber

Timber Operating Revenues

---------------------------- ---------------------------------- ----------------------------------
                                    Three Months Ended                  Six Months Ended
                                        March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
                                       2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------

Log Sales                            $7,874            $6,401          $13,354           $11,853
Green Lumber Sales                    1,233             1,154            2,129             2,097
Kiln Dry Lumber Sales                 2,274             1,821            4,464             3,322
Other                                   150               310              324               504
                             ---------------- ----------------- ---------------- -----------------
                                    $11,531            $9,686          $20,271           $17,776
---------------------------- ---------------------------------- ----------------------------------


---------------------------- ---------------------------------- ----------------------------------
                                    Three Months Ended                  Six Months Ended
                                        March 31,                          March 31,
---------------------------- ---------------- ----------------- ---------------- -----------------
Board Feet (Thousands)                 2000              1999             2000              1999
---------------------------- ---------------- ----------------- ---------------- -----------------

Log Sales                             2,574             2,227            5,108             4,080
Green Lumber Sales                    2,160             2,443            4,154             4,631
Kiln Dry Lumber Sales                 1,690             1,300            3,297             2,304
                             ---------------- ----------------- ---------------- -----------------
                                      6,424             5,970           12,559            11,015
---------------------------- ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


2000 Compared with 1999

Operating revenues for the Timber segment increased $1.8 million and $2.5 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. The increase for the quarter and six month period resulted primarily from higher veneer log sales and kiln dry lumber sales. The increase in kiln dry lumber sales is due to the operation of additional kilns purchased late in the quarter ended December 31, 1998.

         Earnings in the Timber segment increased $1.6 million and $1.2 million, respectively, for the quarter and six months ended March 31, 2000, as compared with the same periods a year ago. These increases resulted primarily from a pretax gain of $2.3 million ($1.5 million after tax) on the sale of land and standing timber in January 2000.

Other Income and Interest Charges

Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income

Other income increased $2.6 million for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999. This increase resulted primarily from the $2.3 million gain on the sale of land and standing timber in the Timber segment, as discussed above.

         Other income decreased $1.0 million for the six months ended March 31, 2000 compared with the six months ended March 31, 1999. This decrease resulted mainly from approximately $3.2 million of interest income related to the final settlement of IRS audits for years 1977 - 1994 which was recorded during 1999 and did not recur this year. Partially offsetting this decrease was the gain on the sale of land and standing timber discussed previously.

Interest Charges

Interest on long-term debt increased $0.1 million for the quarter ended March 31, 2000 as compared with the quarter ended March 31, 1999. This increase can be attributed primarily to a slightly higher average amount of long-term debt outstanding combined with higher weighted average interest rates. For the six months ended March 31, 2000, interest on long-term debt decreased $0.6 million. This decrease can be attributed to a lower average amount of long-term debt outstanding offset in part by higher weighted average interest rates.

         Other interest charges increased $0.4 million for the quarter ended March 31, 2000. This increase resulted mainly from higher weighted average interest rates in the current quarter, offset partially by a decrease in the average amount of short-term debt outstanding. For the six months ended March 31, 2000, other interest charges increased $3.7 million. Higher weighted average interest rates for the six month period together with an increase in the average amount of short-term debt outstanding contributed to this increase. Also, a reduction in interest charges was recorded in the quarter ended December 1998 related to the final settlement of IRS audits of years 1977 - 1994.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of cash during the six-month period ended March 31, 2000, consisted of cash provided by operating activities, long-term debt and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's stock and benefit plans.

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

         Net cash provided by operating activities totaled $185.0 million for the six months ended March 31, 2000, an increase of $52.6 million compared with $132.4 million provided by operating activities for the six months ended March 31, 1999. The increase can be attributed primarily to higher cash receipts from the sale of oil and gas and lower interest payments in the Exploration and Production segment. Higher cash receipts for oil and gas production resulted from increased oil and gas production and significantly higher prices. Interest payments are down in this segment due to the retirement of the HarCor Energy, Inc. 14.875% Senior Secured Notes in March 1999 and July 1999.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

         The Company's expenditures for long-lived assets totaled $115.1 million during the six months ended March 31, 2000. The table below presents these expenditures:

--------------------------------- ----------------------- ----------------------- ------------------------
Six Months Ended March 31, 2000
(in millions of dollars)
--------------------------------- ----------------------- ----------------------- ------------------------
                                                              Investments in               Total
                                         Capital               Corporations          Expenditures for
                                       Expenditures          and Partnerships        Long-Lived Assets
--------------------------------- ----------------------- ----------------------- ------------------------

   Utility                                 $28.6                      $-                    $28.6
   Pipeline and Storage                     23.0                     1.4                     24.4
   Exploration and Production               50.1                       -                     50.1
   International                             4.1                       -                      4.1
   Timber                                    4.3                       -                      4.3
   Energy Marketing                            -                       -                        -
   All Other                                 1.0                     2.6                      3.6
--------------------------------- ----------------------- ----------------------- ------------------------
                                        $111.1 (1)                  $4.0                   $115.1
--------------------------------- ----------------------- ----------------------- ------------------------

(1)Includes non-cash acquisition of $1.2 million in a stock-for-asset swap.

Utility
-------

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage
--------------------

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment's transmission and storage systems. Of the total capital expenditures, $9.2 million was related to Supply Corporation's acquisition of another company's interest in the Niagara Spur Loop Line and the Ellisburg-Leidy pipeline in January 2000. This acquisition was financed with short-term borrowings. The capital expenditures also include approximately $1.2 million of natural gas wells and related pipelines as well as some undeveloped timber property acquired from Cunningham Natural Gas Corporation (Cunningham) in November 1999. These assets were acquired through the issuance of 54,674 shares of Company common stock. In addition to the assets identified above, the Company received Cunningham's temporary cash investments in exchange for the shares of Company common stock.

         During the six months ended March 31, 2000, SIP made a $1.4 million investment in Independence Pipeline Company, a Delaware general partnership, bringing its total investment through March 31, 2000 to $12.2 million. This investment represents a one-third partnership interest. The investment has been financed with short-term borrowings. Independence Pipeline Company intends to build a 370 mile natural gas pipeline (Independence Pipeline) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $680 million.* If the Independence Pipeline project is not constructed, SIP's share of the development costs (including SIP's investment in Independence Pipeline Company) is estimated not to exceed $15.0 million.*

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

           On December 17, 1999, the Federal Energy Regulatory Commission (FERC) issued an Interim Order on the various proceedings making up the Independence Pipeline project. The Interim Order concluded that construction and operation of the proposed project would be an environmentally acceptable action, subject to environmental conditions listed in the Order. The Order conditionally approved the project, but stated that the FERC would issue a final certificate only after the project sponsors file new evidence of market support in the form of long-term transportation contracts with non-affiliates for at least 35% of the capacity of the Independence and SupplyLink portions of the Independence Pipeline project. Construction would not be permitted to begin until, among other things, executed contracts for about 69% of the project's capacity are filed with the FERC. On April 26, 2000, the FERC issued an order which requires the Independence Pipeline project sponsors to show by June 26, 2000 that they have contracted with non-affiliates for 35% of the capacity of the Independence and SupplyLink portions of the Independence Pipeline project, or FERC will dismiss the SupplyLink and Independence applications. The Independence Pipeline project sponsors are working on obtaining the required customer commitments.*

Exploration and Production
--------------------------

The Exploration and Production segment capital expenditures for the six months ended March 31, 2000 included approximately $35.6 million for Seneca's offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. The remaining $14.5 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data and fixed asset purchases.

         On April 24, 2000, Seneca announced that an agreement had been reached whereby Seneca would offer to acquire all of the outstanding shares of Tri Link Resources Ltd. (Tri Link) at a price of $7.05 (Canadian dollars) per share in cash.* Mailing of the offering documents to shareholders commenced on May 9, 2000. The transaction value, including assumed debt, is approximately $340 million in Canadian dollars or approximately $230 million in U.S. dollars.* The offer is subject to the tendering of a minimum 66-2/3% of the Tri Link common shares to Seneca and obtaining the required regulatory approvals and other customary conditions. Tri Link has also agreed to pay a $6.3 million (Canadian dollars) non-completion fee to Seneca under certain circumstances.

         Tri Link is a Calgary, Alberta based exploration and production company which controls nearly three million undeveloped acres in Alberta, Saskatchewan and Manitoba, Canada. This acquisition will build Seneca's total reserves base to nearly one trillion cubic feet equivalent.*

         Due to the timing of the projected transaction closing date (on or about June 15, 2000), the Company anticipates that the initial financing of the acquisition will utilize short-term debt.* After the transaction closing date, the Company may replace the short-term debt with long-term debt or a combination of long-term debt and equity securities.*

International
-------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Timber
------

The majority of the Timber segment capital expenditures were made for purchases of timber for Seneca's timber operations, as well as equipment for Highland's sawmill and kiln operations. As discussed under the Timber segment's results of operations, in January 2000, this segment sold land and timber with a book value of $3.0 million for $5.3 million. The resulting gain on this sale of $2.3 million was included in earnings for the quarter ending March 31, 2000.

All Other
---------

Expenditures for Long-Lived Assets for all other subsidiaries consisted of Upstate's purchase of a 50% interest in a gas processing facility and NFR Power's purchase of a 50% partnership interest in Seneca Energy II, LLC (Seneca Energy). Seneca Energy generates and sells electricity to a public utility. Seneca Energy generates the electricity by using methane gas obtained from a landfill in Seneca Falls, New York, which is owned by an outside party.

         The Company continuously evaluates capital expenditures and investments in corporations and partnerships. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company's other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow.

Consolidated short-term debt decreased $120.3 million during the first six months of 2000. The Company continues to consider short-term bank loans and commercial paper important sources of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         In February 2000, the company issued $150.0 million of 7.30% medium-term notes due in February 2003. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $149.3 million. The proceeds of this debt issuance were used to redeem $50.0 million of 6.60% medium-term notes which matured in February 2000 and to reduce short-term debt.

         In March 1998, the Company obtained authorization from the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935, to issue long-term debt securities and equity securities in amounts not exceeding $2.0 billion at any one time outstanding during the order's authorization period, which extends to December 31, 2002. In August 1999, the Company registered $625.0 million of debt and equity securities under the Securities Act of 1933. After the February 2000 medium-term note issuance discussed above, the Company currently has $475.0 million of debt and equity securities registered under the Securities Act of 1933.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at March 31, 2000, the Company would have been permitted to issue up to a maximum of $519.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at March 31, 2000, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $476.8 million of short-term debt.

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

RATE MATTERS

Utility Operation

New York Jurisdiction

On October 21, 1998, the NYPSC approved a rate plan for Distribution Corporation for the period beginning October 1, 1998 and ending September 30, 2000. The plan was the result of a settlement agreement entered into by Distribution Corporation, Staff for the NYPSC (Staff), Multiple Intervenors (an advocate for large industrial customers) and the State Consumer Protection Board. Under the plan, Distribution Corporation's rates decreased by $7.2 million, or 1.1%. In addition, the plan provided customers with up to $6.0 million in bill credits, disbursed volumetrically over the two year term, reflecting a predetermined share of excess earnings under a 1996 settlement. An allowed return on equity of 12%, above which additional earnings are to be shared equally with the customers, was maintained from a 1996 settlement. Finally, as provided by the rate plan, $7.2 million of 1999 revenues were set aside in a special reserve to be applied against Distribution Corporation's incremental costs resulting from the NYPSC's gas restructuring effort further described below.

         On November 3, 1998, the NYPSC issued its Policy  Statement  Concerning
                                                   -----------------------------
the Future of the Natural Gas  Industry in New York State and Order  Terminating
-----------------------------  ------------------------------------  -----------

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

Distribution   Corporation   will   continue  to   participate   in  all  future
collaborative sessions.*

         Distribution Corporation was recently advised, on an informal basis, that its "individualized plan" for restructuring to "effectuate [the NYPSC's] vision" may be included in discussions anticipated in connection with the current rate settlement, which expires on its own terms on September 30, 2000. Consistent with that information, Distribution Corporation has tentative plans to develop a rate and restructuring proposal to be filed on or about July 1, 2000, for an effective date of October 1, 2000.*

         On March 22, 2000, the NYPSC issued an order directing electric and gas utilities to file tariff amendments "to accommodate the wishes of retail access customers who prefer to receive combined, single bills from either their utility company or their [marketer]" (the Billing Order). The tariff amendments will provide for marketer single-bill or utility single-bill services, thereby allowing a customer to choose a billing preference through the customer's choice of suppliers - utility or marketer. Distribution Corporation has permitted marketer single billing since 1996. The Billing Order will permit Distribution Corporation to provide a single retail bill service for marketers.

         Included in the Billing Order is a requirement that utilities design a "back-out" credit equal to the long run costs avoided by each utility when billing is provided by another party. On April 24, 2000 Distribution Corporation submitted draft tariff sheets setting forth a proposed back-out credit methodology for review and comment by NYPSC Staff and other interested parties. Although a methodology is described, no back-out credit was calculated. Distribution Corporation's filing included provisions for a billing service to be provided by Distribution Corporation, together with additional rules and regulations governing marketer-provided retail billing.

         Several utilities filed requests for rehearing of the Billing Order. The requests include, among other things, arguments challenging the NYPSC's authority to impose a back-out credit based on long run avoided costs. Distribution Corporation chose against joining the other utilities on rehearing and may, if necessary, pursue other avenues of relief.* At this time, Distribution Corporation is unable to ascertain the outcome of matters relating to the Billing Order.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         In conversations with NYPSC Staff prior to the release of the Billing Order, Distribution Corporation requested approval for a temporary, interim billing service to be provided in response to marketer inquiries. As a result of Distribution Corporation's efforts, the Billing Order included a provision for a billing service as requested. Accordingly, beginning on May 1, 2000, Distribution Corporation commenced a retail billing service for two marketers serving approximately 2000 retail customers. The billing service is being offered to the marketer community for a per-bill fee of $0.50, subject to modification pursuant to the Billing Order. The temporary billing service will remain available for interested marketers until it is replaced by a permanent billing service under the Billing Order.

         On April 12, 2000, the NYPSC issued an order setting forth procedures for implementation of electronic data interchange (EDI) for electronic exchange of retail access data in New York (EDI Order). As described by the NYPSC, EDI is the computer-to-computer exchange of routine business information in a standard form. The NYPSC believes that EDI is necessary to develop uniform data exchange protocol for the state's customer choice initiatives. The EDI Order adopts provisions of a report prepared after an EDI collaborative involving utilities, marketers and other interests. Utilities, including Distribution Corporation, are required to submit EDI implementation plans on May 26, 2000. Distribution Corporation was an active participant in the EDI collaborative. The Company is currently evaluating the EDI Order to determine its effect on current and planned operations.

         The NYPSC continues to address, through various proceedings and "collaboratives," upstream pipeline capacity issues arising from the restructuring. At this point, Distribution Corporation remains authorized to release upstream intermediate capacity to marketers serving former sales customers. Costs relating to retained upstream transmission capacity are recovered through a transition cost surcharge. At this time, Distribution Corporation does not foresee any material changes to upstream capacity requirements in the near term.*

Pennsylvania Jurisdiction

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

         A natural gas restructuring bill was signed into law on June 22, 1999. Entitled the Natural Gas Choice and Competition Act (Act), the new law requires all Pennsylvania LDCs to file tariffs designed to provide retail customers with direct access to competitive gas markets. Distribution Corporation submitted its compliance filing on October 1, 1999 for an effective date on or about July 1, 2000. The filing largely mirrors the System Wide Energy Select program currently in effect, which substantially complies with the Act's requirements. After negotiations with PaPUC Staff and intervenors, a settlement was reached with all parties except for the Pennsylvania Office of Consumer Advocate (OCA). Accordingly, hearings were held and briefs filed on OCA's open issues. In a Recommended Decision issued on March 31, 2000, the Administrative Law Judge rejected the OCA's arguments and recommended approval of the settlement agreement. Distribution Corporation expects the PaPUC to issue a final decision on or about July 1, 2000.*

         Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the FERC. Its last case was settled with the FERC in February 1996. As part of that settlement, Supply Corporation agreed not to seek recovery of revenues related to certain terminated service from storage customers until April 1, 2000.
Currently, Supply Corporation does not intend to seek recovery of revenues related to terminated service from storage customers. Supply Corporation has been successful in marketing and obtaining executed contracts for such terminated storage service (at discounted rates) and expects to continue obtaining executed contracts for additional terminated storage service as it arises.*

Other Matters

Environmental Matters

It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $8.9 million to $9.9 million.* The minimum liability of $8.9 million has been recorded on the Consolidated Balance Sheet at March 31, 2000. Other than discussed in Note H of the 1999 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

         For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 1999 Form 10-K.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including without limitation those which are designated with a "*", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

 1. Changes in economic conditions, demographic patterns and weather conditions

 2.       Changes in the availability and/or price of natural gas and oil

 3.       Inability to obtain new customers or retain existing ones

 4.       Significant changes in competitive factors affecting the Company

 5. Governmental/regulatory actions and initiatives, including those affecting acquisitions, financings, allowed rates of return, industry and rate structure, franchise renewal, and environmental/safety requirements

 6. Unanticipated impacts of restructuring initiatives in the natural gas and electric industries

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

Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings
         -----------------

For a discussion of various  environmental  matters,  refer to Part I, Item 1 at
Note 5 and to Part I, Item 2 - MD&A of this report under the heading "Other Matters."

Item 2.  Changes in Securities
         ---------------------

On January 3, 2000, the Company issued 653 unregistered shares of Company common stock to the non-employee directors of the Company. The shares were issued as partial consideration for the directors' service during the quarter ended March 31, 2000, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 17, 2000. At that meeting, the shareholders elected directors, appointed independent accountants, approved the Annual At Risk Compensation Incentive Program, approved amendments to the National Fuel Gas Company 1997 Award and Option Plan, and rejected a shareholder proposal.

         The total votes were as follows:

                                                         Against                      Broker
                                            For       or Withheld      Abstain       Non-Votes
                                            ---       -----------      -------       ---------
      (i)  Election of directors
           to serve for a three-
           year term:
            -  Eugene T. Mann           32,771,583      597,663             -             -
            -  George L. Mazanec        32,832,827      536,419             -             -

           Directors whose term of office continued after the meeting:

           Term expiring in 2001:  Philip C. Ackerman, James V. Glynn and Bernard    S. Lee.

           Term expiring in 2002:  Robert T. Brady, William J. Hill and Bernard J. Kennedy.

     (ii)  Appointment of
           PricewaterhouseCoopers
           LLP as independent
           accountants                  33,012,619          197,448       159,176         -

    (iii)  Approval of the Annual
           At Risk Compensation
           Incentive Program            31,137,734        1,664,810       566,699         -

     (iv)  Approval of amendments
           to the National Fuel Gas
           Company 1997 Award and
           Option Plan                  27,564,260        5,201,522       603,461         -

      (v)  Action on shareholder
           proposed resolution
           regarding minority
           employment                    1,597,964       23,187,734     2,454,065     11,740,343

Item 5.  Other Information
         -----------------

Richard Hare retired from his position as President and a Director of Supply Corporation effective March 31, 2000. Mr. Hare was succeeded as President and a Director of Supply Corporation by Dennis J. Seeley. Until March 31, 2000, Mr. Seeley was a Senior Vice President of Distribution Corporation and (since January 2000) Vice President of the Company. He resigned his positions in Distribution Corporation and the Company upon his election as President of Supply Corporation.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit
                  ------            ----------------------

                  (10)              Material Contracts

                  10.1 National Fuel Gas Company 1997 Award and Option Plan, as amended and restated through February 17, 2000.

                  10.2              Severance  Agreement,   Release  and  Waiver
                                    dated March 27, 2000,  between National Fuel
                                    Gas Supply
                                    Corporation and Richard Hare

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended March 31, 2000 and the
                                    Fiscal  Years  Ended   September   30,  1995
                                    through 1999.

                  (27)              Financial Data Schedules

                  27.1 Financial Data Schedule for the Six Months Ended March 31, 2000.

                  27.2 Restated Financial Data Schedule for the Six Months Ended March 31, 1999.

                  (99)              National   Fuel  Gas  Company   Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended March 31, 2000 and 1999.

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

Date:  May 15, 2000
       ------------