Form 10-Q
period 2000-06-30
NATIONAL FUEL GAS CO
filed 2000-08-14
CIK 70145

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

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
              ----------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES    X        NO
                       --------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at July 31, 2000:
              39,279,886 shares.

--------------------------------------------------------------------------------

Company or Group of Companies for which Report is Filed:
--------------------------------------------------------

NATIONAL FUEL GAS COMPANY (Company or Registrant)

DIRECT SUBSIDIARIES:  National Fuel Gas Distribution Corporation (Distribution
                          Corporation)
                      National Fuel Gas Supply Corporation (Supply Corporation) Seneca Resources Corporation (Seneca)
                      Highland Forest Resources, Inc. (Highland)
                      Leidy Hub, Inc. (Leidy Hub)
                      Data-Track Account Services, Inc. (Data-Track)
                      National Fuel Resources, Inc. (NFR)
                      Horizon Energy Development, Inc. (Horizon)
                      Upstate Energy, Inc. (Upstate)
                      NFR Power, Inc. (NFR Power)
                      Niagara Independence Marketing Company (NIM)
                      Seneca Independence Pipeline Company (SIP)

                                      INDEX

          Part I. Financial Information                                  Page
          -----------------------------                                  ----

Item 1.  Financial Statements

         a.    Consolidated Statements of Income
               and Earnings Reinvested in the
               Business - Three and Nine Months
               Ended June 30, 2000 and 1999                             4 - 5

         b.    Consolidated Balance Sheets - June 30, 2000
               and September 30, 1999                                   6 - 7

         c.    Consolidated Statement of Cash Flows - Nine Months
               Ended June 30, 2000 and 1999                                8

         d.    Consolidated Statement of Comprehensive Income - Three
               and Nine Months Ended June 30, 2000 and 1999                9

         e.    Notes to Consolidated Financial Statements               10 - 17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            18 - 39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        40

          Part II. Other Information
          --------------------------

Item 1.  Legal Proceedings                                                 40

Item 2.  Changes in Securities                                             40

Item 3.  Defaults Upon Senior Securities                                   o

Item 4.  Submission of Matters to a Vote of Security Holders               o

Item 5.  Other Information                                                 40

Item 6.  Exhibits and Reports on Form 8-K                               40 - 41

Signature                                                                  42

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

Item 1.  Financial Statements
         --------------------

                            National Fuel Gas Company
                            -------------------------

                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------

                           Reinvested in the Business
                           --------------------------

                                   (Unaudited)
                                   -----------

                                                                 Three Months Ended
                                                                      June 30,
(Dollars in Thousands, Except Per Common Share Amounts)         2000              1999
                                                         ----------------- -----------------

INCOME
Operating Revenues                                             $289,757          $248,658
--------------------------------------------------------------------------------------------

Operating Expenses
  Purchased Gas                                                  94,883            64,449
  Fuel Used in Heat and Electric Generation                       9,896             9,530
  Operation                                                      79,469            77,058
  Maintenance                                                     5,710             5,753
  Property, Franchise and Other Taxes                            14,794            20,817
  Depreciation, Depletion and Amortization                       35,083            31,985
  Income Taxes                                                   14,481             7,747
--------------------------------------------------------------------------------------------
                                                                254,316           217,339
--------------------------------------------------------------------------------------------
Operating Income                                                 35,441            31,319
Other Income                                                      2,271             1,584
--------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                      37,712            32,903
--------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                     17,550            16,180
  Other Interest                                                  6,115             5,231
--------------------------------------------------------------------------------------------
                                                                 23,665            21,411
--------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                           421               348
--------------------------------------------------------------------------------------------

Net Income Available for Common Stock                            14,468            11,840

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1                                              552,198           492,233
--------------------------------------------------------------------------------------------
                                                                566,666           504,073
Dividends on Common Stock
 (2000 - $0.48 per share; 1999 - $0.465 per share)               18,794            17,974
--------------------------------------------------------------------------------------------
Balance at June 30                                             $547,872          $486,099
============================================================================================

Earnings Per Common Share:
  Basic                                                           $0.37             $0.31
============================================================================================
  Diluted                                                         $0.36             $0.30
============================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                  39,177,148        38,662,728
============================================================================================
  Used in Diluted Calculation                                39,677,909        39,000,553
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

         ----------------------------

                            National Fuel Gas Company
                            -------------------------

                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------

                           Reinvested in the Business
                           --------------------------

                                   (Unaudited)
                                   -----------

                                                                    Nine Months Ended
                                                                         June 30,
(Dollars in Thousands, Except Per Common Share Amounts)            2000              1999
                                                            ----------------- -----------------
INCOME
Operating Revenues                                              $1,184,555        $1,072,484
-----------------------------------------------------------------------------------------------

Operating Expenses
  Purchased Gas                                                    441,912           377,273
  Fuel Used in Heat and Electric Generation                         46,563            47,311
  Operation                                                        241,350           232,221
  Maintenance                                                       17,101            17,400
  Property, Franchise and Other Taxes                               61,195            73,504
  Depreciation, Depletion and Amortization                         102,685            92,820
  Income Taxes                                                      76,997            60,327
-----------------------------------------------------------------------------------------------
                                                                   987,803           900,856
-----------------------------------------------------------------------------------------------
Operating Income                                                   196,752           171,628
Other Income                                                         7,636             7,901
-----------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                        204,388           179,529
-----------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                        50,446            49,630
  Other Interest                                                    21,300            16,755
-----------------------------------------------------------------------------------------------
                                                                    71,746            66,385
-----------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                           (2,255)           (2,540)
-----------------------------------------------------------------------------------------------

Net Income Available for Common Stock                              130,387           110,604

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                               472,517           428,112
-----------------------------------------------------------------------------------------------
                                                                   602,904           538,716
Dividends on Common Stock
 (2000 - $1.41 per share; 1999 - $1.365 per share)                  55,032            52,617
-----------------------------------------------------------------------------------------------
Balance at June 30                                                $547,872          $486,099
===============================================================================================

Earnings Per Common Share:
  Basic                                                              $3.34             $2.86
===============================================================================================
  Diluted                                                            $3.30             $2.84
===============================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                     39,058,490        38,619,120
===============================================================================================
  Used in Diluted Calculation                                   39,470,417        38,969,822
===============================================================================================


                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------

                           Consolidated Balance Sheets
                           ---------------------------

                                   (Unaudited)
                                   -----------

                                                        June 30,          September 30,
                                                          2000                 1999
                                                   -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                             $3,779,061          $3,390,875
   Less - Accumulated Depreciation, Depletion
     and Amortization                                      1,116,491           1,029,643
-------------------------------------------------------------------------------------------
                                                           2,662,570           2,361,232
-------------------------------------------------------------------------------------------
Current Assets
   Cash and Temporary Cash Investments                        55,354              29,222
   Receivables - Net                                         158,105              97,828
   Unbilled Utility Revenue                                   17,756              18,674
   Gas Stored Underground                                     23,406              41,099
   Materials and Supplies - at average cost                   29,740              23,631
   Unrecovered Purchased Gas Costs                             2,741               4,576
   Prepayments                                                26,990              35,072
-------------------------------------------------------------------------------------------
                                                             314,092             250,102
-------------------------------------------------------------------------------------------

Other Assets
   Recoverable Future Taxes                                   87,724              87,724
   Unamortized Debt Expense                                   20,508              21,717
   Other Regulatory Assets                                    20,247              25,214
   Deferred Charges                                           21,955              14,266
   Other                                                      92,686              82,331
-------------------------------------------------------------------------------------------
                                                             243,120             231,252
-------------------------------------------------------------------------------------------

                                                          $3,219,782          $2,842,586
===========================================================================================



                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------

                           Consolidated Balance Sheets
                           ---------------------------

                                   (Unaudited)
                                   -----------

                                                            June 30,          September 30,
                                                              2000                 1999
                                                       -------------------- -------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 39,223,061 Shares and
    38,837,499 Shares, Respectively                              $39,223             $38,837
   Paid in Capital                                               448,115             431,952
   Earnings Reinvested in the Business                           547,872             472,517
   Accumulated Other Comprehensive Loss                          (18,668)             (4,013)
----------------------------------------------------------------------------------------------
Total Common Stock Equity                                      1,016,542             939,293
Long-Term Debt, Net of Current Portion                           958,327             822,743
-----------------------------------------------------------------------------------------------
Total Capitalization                                           1,974,869           1,762,036
-----------------------------------------------------------------------------------------------

Minority Interest in Foreign Subsidiaries                         26,052              27,589
-----------------------------------------------------------------------------------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                             518,774             393,495
   Current Portion of Long-Term Debt                              12,646              69,608
   Accounts Payable                                               95,659              82,747
   Amounts Payable to Customers                                    3,070               5,934
   Other Accruals and Current Liabilities                        140,667              87,310
-----------------------------------------------------------------------------------------------
                                                                 770,816             639,094
-----------------------------------------------------------------------------------------------

Deferred Credits
   Accumulated Deferred Income Taxes                             308,935             275,008
   Taxes Refundable to Customers                                  14,814              14,814
   Unamortized Investment Tax Credit                              10,214              11,007
   Other Deferred Credits                                        114,082             113,038
-----------------------------------------------------------------------------------------------
                                                                 448,045             413,867
-----------------------------------------------------------------------------------------------
Commitments and Contingencies                                          -                   -
-----------------------------------------------------------------------------------------------

                                                              $3,219,782          $2,842,586
===============================================================================================

                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------

                      Consolidated Statement of Cash Flows
                      ------------------------------------

                                   (Unaudited)
                                   -----------

                                                                      Nine Months Ended
                                                                           June 30,
                                                           -----------------------------------------
(Thousands of Dollars)                                              2000                  1999
                                                           ------------------- ---------------------
OPERATING ACTIVITIES
   Net Income Available for Common Stock                           $130,387              $110,604
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                   102,685                92,820
         Deferred Income Taxes                                       14,557                12,912
         Minority Interest in Foreign Subsidiaries                    2,255                 2,540
         Other                                                        5,102                 5,597
         Change in:
           Receivables and Unbilled Utility Revenue                (53,959)              (56,195)
           Gas Stored Underground and Materials and
            Supplies                                                 14,579                11,235
           Unrecovered Purchased Gas Costs                            1,835                 6,316
           Prepayments                                                9,415               (6,284)
           Accounts Payable                                             561              (13,234)
           Amounts Payable to Customers                             (2,864)                15,703
           Other Accruals and Current Liabilities                    53,868                46,637
           Other Assets                                            (18,440)              (12,203)
           Other Liabilities                                          1,030                31,576
---------------------------------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                                               261,011               248,024
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital Expenditures                                           (184,862)             (205,859)
   Investment in Subsidiaries, Net of Cash Acquired               (123,809)                     -
   Investment in Partnerships                                       (4,375)               (3,633)
   Other                                                             11,390                 3,519
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                             (301,656)             (205,973)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper            125,450                24,700
   Net Proceeds from Issuance of Long-Term Debt                     149,334                98,736
   Reduction of Long-Term Debt                                    (161,499)             (115,365)
   Dividends Paid on Common Stock                                  (54,253)              (51,904)
   Proceeds from Issuance of Common Stock                            11,128                 7,921
----------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing Activities                  70,160              (35,912)
----------------------------------------------------------------------------------------------------

Effect of Exchange Rates on Cash                                    (3,383)                 (728)
----------------------------------------------------------------------------------------------------
Net Increase in Cash and Temporary Cash Investments                  26,132                 5,411

Cash and Temporary Cash Investments at October 1                     29,222                30,437

----------------------------------------------------------------------------------------------------

Cash and Temporary Cash Investments at June 30                      $55,354               $35,848
====================================================================================================


                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------

                 Consolidated Statement of Comprehensive Income
                 ----------------------------------------------

                                   (Unaudited)
                                   -----------

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                     ---------------------------------------------------
(Thousands of Dollars)                                                          2000                        1999
                                                                     ------------------------ --------------------------

Net Income Available for Common Stock                                              $14,468                   $11,840
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                             762                     2,326
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                          447                       -
   Less:  Reclassification Adjustment for Gains
       Realized in Net Income                                            (103)                      -
                                                                     -----------              -----------
                                                                                       344                         -
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Gain, Before Tax                                                 1,106                     2,326
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period            (156)                      -
   Less:  Reclassification Adjustment for Income Tax
   Expense on Gains Realized in Net Income                                 36                       -
                                                                     -----------              -----------
                                                                                      (120)                        -
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Gain, Net of Tax                                                   986                     2,326
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                               $15,454                   $14,166
========================================================================================================================



                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                  -------------------------------------------------------
(Thousands of Dollars)                                                        2000                          1999
                                                                  --------------------------- ---------------------------

Net Income Available for Common Stock                                             $130,387                   $110,604
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                         (15,802)                    (16,719)
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                     1,867                          -
   Less:  Reclassification Adjustment for Gains
       Realized in Net Income                                         (103)                         -
                                                                  -----------                 -----------
                                                                                     1,764                          -
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss, Before Tax                                               (14,038)                    (16,719)
Income Tax Expense Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period            (653)                         -
   Less:  Reclassification Adjustment for Income Tax
   Expense on Gains Realized in Net Income                              36                          -
                                                                  -----------                 -----------
                                                                                      (617)                         -
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss, Net of Tax                                               (14,655)                    (16,719)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                              $115,732                    $93,885
=========================================================================================================================


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

         The earnings for the nine months ended June 30, 2000 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2000. Most of the Company's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Company's heating business, earnings during the winter months normally represent a substantial part of earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation's New York tariff. The WNC is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a WNC. In addition, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. Cash interest payments during the nine months ended June 30, 2000 and 1999 amounted to $70.8 million and $64.1 million, respectively. Income taxes paid during the nine months ended June 30, 2000 and 1999 amounted to $33.0 million and $30.4 million, respectively. In November 1999, the Company entered into a non-cash investing activity whereby it issued 54,674 shares of Company common stock to Supply Corporation, which in turn exchanged those shares for the assets of Cunningham Natural Gas Corporation. The assets included approximately $1.2 million of property, plant and equipment and $1.6 million of other assets.

         In June 2000, Seneca acquired 100% of the stock of Tri Link Resources, Ltd. (Tri Link). Details of the acquisition are as follows (dollars in millions):

                  Assets acquired                        $260.7
                  Liabilities assumed                    (136.9)
                  Cash acquired at acquisition              -
                                                         --------
                  Cash paid, net of cash acquired        $123.8
                                                         ======

         Further discussion of this acquisition can be found at Note 3 - Stock Acquisition.

         ----------------------------


         Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

         Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                       At June 30, 2000   At September 30, 1999
                                       ----------------   ---------------------

Cumulative Foreign Currency
  Translation Adjustment                      $(20,274)          $(4,472)
Net Unrealized Gain on Securities
    Available for Sale                           1,606               459
                                              --------           -------
Accumulated Other Comprehensive Loss          $(18,668)          $(4,013)
                                              ========           =======

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution that could result from the exercise of these stock options as determined using the Treasury Stock Method.

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                    Nine Months Ended
                                                        June 30,
                                           ---------------------------------
                                                 2000            1999
                                           ---------------- ----------------

Operating Expenses:
  Current Income Taxes

     Federal                                    $49,979          $35,940
     State                                       13,538            6,050

  Deferred Income Taxes

     Federal                                      9,834           13,585
     State                                          660            1,706

  Foreign Income Taxes                            2,986            3,046
----------------------------------------------------------------------------
                                                 76,997           60,327

Other Income:
  Deferred Investment Tax Credit                   (788)            (499)

Minority Interest in Foreign Subsidiaries          (479)            (705)
----------------------------------------------------------------------------

Total Income Taxes                              $75,730          $59,123
============================================================================

         ----------------------------

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                     Nine Months Ended
                                                         June 30,

                                                2000                1999
-------------------------------------------------------------------------------

U.S.                                          $193,042             $155,553
Foreign                                         13,075               14,174
-------------------------------------------------------------------------------
                                              $206,117             $169,727
===============================================================================

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                     Nine Months Ended
                                                         June 30,
                                               ---------------------------
                                                2000                 1999
                                               ---------------------------

Net income available for common stock         $130,387             $110,604
Total income taxes                              75,730               59,123
-------------------------------------------------------------------------------

Income before income taxes                    $206,117             $169,727
===============================================================================

Income tax expense, computed at
 statutory rate of 35%                        $ 72,141             $ 59,404

Increase (reduction) in taxes resulting from:
  State income taxes                             9,229                5,045
  Depreciation                                   1,387                1,492
  Prior years tax adjustment                        37              (1,329)
  Foreign tax in excess of (less than)
   statutory rate                               (2,629)             (2,620)
  Miscellaneous                                 (4,435)             (2,869)
-------------------------------------------------------------------------------

  Total Income Taxes                          $ 75,730             $ 59,123
===============================================================================

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                               At June 30, 2000             At September 30, 1999
                                                       --------------------------------- ----------------------------
Deferred Tax Liabilities:
  Excess of tax over book depreciation                              $219,521                     $227,881
  Exploration and intangible well drilling costs                     118,237                       95,034
  Other                                                               62,821                       39,040
---------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                       400,579                      361,955
---------------------------------------------------------------------------------------------------------------------

Deferred Tax Assets:
  Capitalized overheads                                              (29,345)                     (26,861)
  Other                                                              (62,299)                     (60,086)
---------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                            (91,644)                     (86,947)
---------------------------------------------------------------------------------------------------------------------

Total Net Deferred Income Taxes                                     $308,935                     $275,008
=====================================================================================================================

         ----------------------------


           The Internal Revenue Service audits of the Company for the years 1977
- 1994 were settled during December 1998. Net income for the nine months ended June 30, 1999 was increased by approximately $3.9 million as a result of interest, net of tax and other adjustments, related to this settlement.

Note 3 - Stock Acquisition

In June 2000, National Fuel Exploration Corporation (NFEC), a wholly-owned subsidiary of Seneca, acquired the outstanding shares of Tri Link, a Calgary-Alberta based oil and gas exploration and production company. The cost of acquiring the outstanding shares of Tri Link was approximately $123.8 million. The acquisition was financed with short-term borrowings. Upon completing this acquisition, Tri Link was amalgamated under the name of NFEC.

           The acquisition of Tri Link was accounted for in accordance with the purchase method as specified by Accounting Principles Board Opinion No. 16. NFEC's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the acquisition of Tri Link on June 15, 2000. See Note 4 - Capitalization for discussion of the redemption of long-term debt, which was assumed as part of the Tri Link stock acquisition.

Note 4 - Capitalization

Common Stock. During the nine months ended June 30, 2000, the Company issued 330,888 shares of common stock under the Company's stock and benefit plans. As previously discussed, 54,674 shares were issued for the purchase of the assets of Cunningham Natural Gas Corporation.

           On February 17, 2000, 725,500 stock options were granted at an exercise price of $46.66 per share. On March 17, 2000, 25,000 stock options were granted at an exercise price of $41.56 per share. On June 15, 2000, 140,600 stock options were granted at an exercise price of $49.72 per share.

           In February 2000, the Company issued $150.0 million of 7.30% medium-term notes due in February 2003. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $149.3 million. The proceeds of this debt issuance were used to redeem $50.0 million of 6.60% medium-term notes which matured in February 2000 and to reduce short-term debt.

           On June 27, 2000, NFEC paid approximately $96.2 million to redeem the bank loans (CND 70.0 million, USD 47.2 million) and subordinated convertible debentures (CND 72.7 million, USD 49.0 million) of the former Tri Link. Short-term debt was used to redeem the bank loans and subordinated convertible debentures.

Note 5 - Derivative Financial Instruments

Seneca has entered into certain price swap agreements, no cost collars and options to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil in an effort to provide more stability to its operating results. These derivative financial instruments are not held for trading purposes. The price swap agreements call for Seneca to receive monthly payments from (or make payments to) other parties based upon the difference between a fixed and a variable price as specified by the agreement. The no cost collars call for Seneca to receive monthly payments from (or make payments to) other parties when a variable price falls below an established floor price (Seneca receives payment from the counterparty) or exceeds an established ceiling price (Seneca pays the counterparty). The variable prices specified in the price swap agreements and the no cost collars are either a crude oil price quoted on the New York Mercantile Exchange or a natural gas price quoted in "Inside FERC." These variable prices are highly correlated with the market prices received by Seneca for its natural gas and crude oil production. The fair value of outstanding natural gas and crude oil price swap agreements, no cost collars and options discussed below reflect the estimated amounts Seneca would pay or receive to terminate its derivative financial instruments at June 30, 2000.

         ----------------------------


           At June 30, 2000, Seneca had natural gas price swap agreements covering a notional amount of 36.4 billion cubic feet (Bcf) extending through 2003 at a weighted average fixed rate of $2.85 per thousand cubic feet (Mcf). Seneca also had crude oil price swap agreements covering a notional amount of 8,703,895 barrels (bbls) extending through 2003 at a weighted average fixed rate of $20.34 per bbl. The fair value of Seneca's outstanding natural gas and crude oil price swap agreements at June 30, 2000 was a net loss of approximately $74.6 million. This loss was offset by corresponding unrecognized gains from Seneca's anticipated natural gas and crude oil production over the terms of the price swap agreements.

           Seneca recognized net losses of $12.6 million and $23.0 million related to settlements of its price swap agreements during the quarter and nine months ended June 30, 2000, respectively. During the quarter and nine months ended June 30, 1999, Seneca recognized net gains of $0.3 million and $6.2 million, respectively, related to its price swap agreements. Gains or losses from Seneca's price swap agreements are accrued in operating revenues on the Consolidated Statement of Income at the contract settlement dates. These gains or losses were offset by corresponding gains or losses from Seneca's natural gas and crude oil production.

           At June 30, 2000, Seneca had no cost collars on natural gas covering a notional amount of 3.1 Bcf in 2001 with a weighted average floor price of $3.69 per Mcf and a weighted average ceiling price of $6.00 per Mcf. Seneca also had no cost collars on crude oil covering a notional amount of 1,500,000 bbls extending through 2002 with a weighted average floor price of $22.00 per bbl and a weighted average ceiling price of $29.03 per bbl. The fair value of Seneca's outstanding no cost collars on natural gas and crude oil at June 30, 2000 was a net loss of approximately $0.1 million. This loss was offset by corresponding gains or losses from Seneca's natural gas and crude oil production.

           At June 30, 2000, Seneca had the following options outstanding:

Type of Option                                 Notional Amount               Weighted Average Strike Price
--------------                                 ---------------               -----------------------------
Written Call Options (1)               7.0 Bcf or 368,000 bbls                     $2.58/Mcf or $18.00/bbl
Written Put Option                                368,000 bbls                                  $12.50/bbl
Purchased Call Option                             368,000 bbls                                  $20.00/bbl

(1) The counterparty has a choice between a natural gas call option and a crude oil call option, depending on whichever option has greater value to the counterparty.

         Seneca's call and put options are being marked-to-market with gains or losses recorded in Operating Revenues on the Consolidated Statement of Income. The mark-to-market adjustment for the quarter and nine months ended June 30, 2000 was a loss of $7.4 million. The mark-to-market adjustment for the quarter and nine months ended June 30, 1999 was a loss of $1.1 million. The fair value of the call and put options at June 30, 2000 was a net loss of $11.1 million. During the quarter and nine months ended June 30, 2000, Seneca paid the counterparty $4.1 million and $7.5 million, respectively, related to the exercise of a portion of the written call options and received $3.1 million and $8.0 million, respectively, from the counterparty related to Seneca's exercise of a portion of the $20.00 per bbl call options that it had purchased. Settlements related to Seneca's call and put options during the quarter and nine months ended June 30, 1999 were minor payments of less than $100,000.

         The Company is exposed to credit risk on the price swap agreements and no cost collars that Seneca has entered into, as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs an initial credit check and then on an ongoing basis monitors counterparty credit exposure.

         ----------------------------


         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Such futures and options are not held for trading purposes. At June 30, 2000, NFR had natural gas futures contracts covering 0.9 Bcf of gas on a net basis (net short position) extending through 2002 at a weighted average contract price of $3.87 per Mcf. NFR had purchased natural gas options covering 70.2 Bcf of gas extending through 2001 at a weighted average strike price of $4.21 per Mcf. NFR also had sold natural gas options covering 60.4 Bcf of gas extending through 2001 at a weighted average strike price of $4.63 per Mcf. The exchange-traded futures and exchange-traded options are used to hedge NFR's purchase and sale commitments and storage gas inventory. The fair value of NFR's outstanding exchange-traded futures and exchange-traded options at June 30, 2000 was a net loss of approximately $5.9 million. This fair value reflects the estimated net amount that NFR would pay to terminate its exchange-traded futures and exchange-traded options at June 30, 2000. This loss was substantially offset by corresponding unrecognized gains from the related commodity transaction. Gains or losses from these natural gas futures and options are recorded in either Other Deferred Credits or Deferred Charges on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income. NFR recognized net gains of $2.2 million and $4.0 million related to these futures contracts and options during the quarter and nine months ended June 30, 2000, respectively. During the quarter and nine months ended June 30, 1999, NFR recognized net losses of $1.1 million and $6.5 million, respectively, related to these futures contracts and options. These gains or losses were substantially offset by the related commodity transaction.

         NFR also utilizes exchange-traded options as a financing mechanism for its hedging program. These exchange-traded options are not held for trading purposes. At June 30, 2000, the notional amount of these exchange-traded options was approximately 32.3 Bcf at a weighted average strike price of $4.28 per Mcf. These options are being marked-to-market with gains or losses recorded in Operating Revenues on the Consolidated Statement of Income. The mark-to-market adjustment for the quarter and nine months ended June 30, 2000 was a loss of $5.3 million. This represents the fair value of the exchange-traded options at June 30, 2000. There was not a corresponding mark-to-market adjustment during the quarter and nine months ended June 30, 1999.

         Privni severozapadni teplarenska, a.s. (PSZT) utilizes an interest rate swap to mitigate interest rate fluctuations on its Czech koruna (CZK) 1,436,331,600 term loan ($38.5 million at June 30, 2000), which carries a variable interest rate of six month Prague Interbank Offered Rate (PRIBOR) plus 0.475%. Under the terms of the interest rate swap, which extends until 2002, PSZT pays a fixed rate of 8.31% and receives a floating rate of six month PRIBOR. PSZT recognized a loss of approximately $0.3 million and $0.7 million related to this interest rate swap during the quarter and nine months ended June 30, 2000, respectively. The fair value of PSZT's interest rate swap at June 30, 2000 was a loss of approximately $1.8 million.

Note 6 - Commitments and Contingencies

Environmental Matters. It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $8.1 million to $9.1 million. The minimum liability of $8.1 million has been recorded on the Consolidated Balance Sheet at June 30, 2000. Other than as discussed in Note H of the 1999 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

         ----------------------------


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

Note 7 - Business Segment Information.  The Company has six reportable segments:
Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing, and Timber. The breakdown of the Company's reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

         The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 1999 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 1999 Form 10-K, except for the Exploration and Production segment. On June 15, 2000, the Exploration and Production segment, through NFEC, acquired the outstanding shares of Tri Link, which included assets of $260.7 million. See further discussion of this acquisition in Note 3 - Stock Acquisition.

Item 1.  Financial Statements (Concl.)
         -----------------------------


Quarter Ended June 30, 2000 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                           Pipeline  Exploration                                    Total               Corporate and
                           and           and                    Energy            Reportable             Intersegment     Total
                 Utility   Storage    Production  International Marketing Timber   Segments   All Other  Eliminations Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $160,428   $19,736      $53,447    $15,303    $34,209   $10,662   $293,785  $(4,028)        $   -        $289,757

Intersegment
Revenues             4,022    22,104            -          -          -         -     26,126    4,322       (30,448)             -

Segment Profit:
Net Income (Loss)    5,565     7,324        6,026     (1,394)    (3,992)    1,155     14,684     (315)           99          14,468

Nine Months Ended June 30, 2000 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                           Pipeline  Exploration                                    Total               Corporate and
                           and          and                     Energy            Reportable             Intersegment     Total
                 Utility   Storage    Production  International Marketing Timber   Segments   All Other  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers         $727,172   $61,775     $153,591    $92,985   $117,117   $30,933 $1,183,573     $982         $   -    $1,184,555

Intersegment
Revenues            16,868    66,425          224          -          -         -     83,517    4,323       (87,840)            -

Segment Profit:
Net Income (Loss)   68,843    26,762       21,910      7,606     (2,544)    6,175    128,752      212         1,423       130,387

Quarter Ended June 30, 1999 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                     Exploration                                     Total              Corporate and
                           Pipeline      and                    Energy             Reportable            Intersegment     Total
                 Utility   and        Production  International Marketing  Timber   Segments  All Other  Eliminations  Consolidated
                           Storage
------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers         $141,960   $19,544      $38,655    $16,089    $25,979    $6,333   $248,560      $98         $   -      $248,658

Intersegment
Revenues             1,236    20,925        1,507          -          -         -     23,668        -       (23,668)            -

Segment Profit:
Net Income (Loss)    3,439     6,995        2,576     (2,495)       847       586     11,948      (43)          (65)       11,840

Nine Months Ended June 30, 1999 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                           Pipeline  Exploration                                   Total                Corporate and
                           and           and                    Energy            Reportable             Intersegment     Total
                 Utility   Storage    Production  International Marketing Timber   Segments   All Other  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers         $705,581   $62,837      $99,001    $97,166    $82,253   $24,110 $1,070,948   $1,536         $   -    $1,072,484

Intersegment
Revenues             5,269    63,839        6,449          -          -         -     75,557        -       (75,557)            -

Segment Profit:
Net Income          62,438    30,094        2,982      7,996      1,730     4,445    109,685      162           757       110,604


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

Earnings. The Company's earnings were $14.5 million, or $0.37 per common share ($0.36 per common share on a diluted basis), for the quarter ended June 30, 2000. This compares with earnings of $11.8 million, or $0.31 per common share ($0.30 per common share on a diluted basis), for the quarter ended June 30, 1999. The increase in earnings of approximately $2.7 million is the result of higher earnings in the Exploration and Production, Utility, Timber, and Pipeline and Storage segments. The increase in earnings also reflects a lower loss in the current quarter for the International segment. These higher earnings were offset in part by a loss in the Energy Marketing segment this year compared with the earnings reported in the prior year's quarter.

           The Company's earnings were $130.4 million, or $3.34 per common share ($3.30 per common share on a diluted basis), for the nine months ended June 30, 2000. This compares with earnings of $110.6 million, or $2.86 per common share ($2.84 per common share on a diluted basis), for the nine months ended June 30, 1999. The increase in earnings of $19.8 million is the result of higher earnings in the Exploration and Production, Utility and Timber segments. These increases were offset in part by lower earnings in the Pipeline and Storage and International segments and a loss in the Energy Marketing segment.

         Due to the precipitous rise in natural gas prices this quarter, the Company took a $12.7 million pretax, or $8.3 million after tax charge to earnings for the quarter ended June 30, 2000. This charge recognizes the estimated net value related to written put and call gas option contracts scheduled to be settled over various periods of time from July 2000 through February 2001. Generally Accepted Accounting Principles require the Company to mark these contracts to market at the end of each quarter. The contracts relate to price risk management activities in the Exploration and Production and Energy Marketing segments. This mark-to-market adjustment does not reflect the actual gain or loss that will be realized upon settlement of the option contracts.

           Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment

----------------------------------------------------------------------------------------------------
                                    Three Months Ended                  Nine Months Ended
                                         June 30,                           June 30,
 ---------------------------------------------------------------------------------------------------
(Thousands)                           2000              1999             2000              1999
------------------------------ ---------------- ----------------- ---------------- -----------------
Utility                              $ 5,565           $ 3,439         $ 68,843          $ 62,438
Pipeline and Storage                   7,324             6,995           26,762            30,094
Exploration and Production             6,026             2,576           21,910             2,982
International                         (1,394)           (2,495)           7,606             7,996
Energy Marketing                      (3,992)              847           (2,544)            1,730
Timber                                 1,155               586            6,175             4,445
------------------------------ ---------------- ----------------- ---------------- -----------------
   Total Reportable Segments          14,684            11,948          128,752           109,685
All Other                               (315)              (43)             212               162
Corporate                                 99               (65)           1,423               757
------------------------------ ---------------- ----------------- ---------------- -----------------
   Total Consolidated                $14,468           $11,840         $130,387          $110,604
------------------------------ ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Utility

Utility Operating Revenues

----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
----------------------------------------------------------------------------------------------------------------------
(Thousands)                                             2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
  Retail Sales Revenues:
    Residential                                       $107,883          $100,924         $515,703          $521,457
    Commercial                                          15,856            15,214           84,418            93,444
    Industrial                                           3,742             2,618           13,217            11,988
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       127,481           118,756          613,338           626,889
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
  Off-System Sales                                       9,417             5,401           38,605            22,897
  Transportation                                        24,861            19,331           90,167            65,996
  Other                                                  2,691               (292)          1,930             (4,932)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                      $164,450          $143,196         $744,040          $710,850
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Utility Throughput

------------------------------------------------ ---------------------------------- ----------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
(MMcf)                                                  2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
  Retail Sales:
    Residential                                         11,305            11,222           62,766            66,199
    Commercial                                           1,907             1,926           11,425            13,055
    Industrial                                             851               747            2,929             2,978
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        14,063            13,895           77,120            82,232
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
  Off-System Sales                                       2,295             2,223           10,916            10,195
  Transportation                                        17,085            15,608           60,763            53,638
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        33,443            31,726          148,799           146,065
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


2000 Compared with 1999

Operating revenues for the Utility segment increased $21.3 million and $33.2 million, respectively, for the quarter and nine months ended June 30, 2000 as compared with the same periods a year ago. For the quarter, this increase resulted from higher retail, transportation, off-system sales and other revenue. For the nine months ended, this increase resulted from higher transportation, off-system sales and other revenue, offset in part by lower retail gas sales revenues.

         The increase in retail gas sales revenue for the quarter was primarily the result of the recovery of higher gas costs and slightly higher volumes sold. The recovery of higher gas costs resulted from a much higher cost of purchased gas (the average cost of purchased gas was $5.21 per Mcf and $3.87 per Mcf for the three months ended June 30, 2000 and 1999, respectively). The slight increase in sales volumes was the result of colder weather, offset by the impact of the migration of residential and small commercial retail customers to transportation service in both the New York and Pennsylvania jurisdictions. This migration to transportation service was also the primary cause of the increase in volumes transported and transportation revenue.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

         The decrease in retail gas sales revenue for the nine months was the result of lower volumes of retail gas sales because of the migration of residential and small commercial retail customers to transportation service. This was offset in part by a higher average cost of purchased gas (the average cost of purchased gas was $4.55 per Mcf and $3.64 per Mcf, for the nine months ended June 30, 2000 and 1999, respectively). This migration to transportation service was also the primary cause of the increase in volumes transported and transportation revenue. Restructuring in the Utility segment's service territory is further discussed in the "Rate Matters" section that follows.

         Off-system gas sales revenue increased $4.0 million and $15.7 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago, largely due to increased gas prices in combination with higher volumes. However, due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.

         Other operating revenues increased $3.0 million and $6.9 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago. Other operating revenues in the quarter and nine months ended June 30, 1999 were reduced by $1.6 million and $6.5 million, respectively, for the recording of a special gas restructuring reserve to be applied against incremental costs that could result from the New York Public Service Commission's (NYPSC) gas restructuring effort. No such reserve is required in 2000 by the terms of the New York rate settlement of 1998. Other operating revenues for the quarter and nine months ended June 30, 2000, include revenue of $2.0 million accrued to offset additional state income taxes which resulted from the enactment of tax changes in New York State. The revenue and related regulatory asset were recorded as the NYPSC has provided for the opportunity of rate recovery by New York State utilities of such additional taxes. Partly offsetting these increases to other operating revenues, Distribution Corporation accrued an estimated refund provision for a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998. The estimated refund provision was $1.1 million for the quarter ended June 30, 2000 and $3.3 million for the nine months ended June 30, 2000.

         The Utility segment's third quarter 2000 earnings were $5.6 million, an increase of $2.1 million when compared with third quarter 1999 earnings. The most significant reasons for the increase were that last year's quarter included a portion (approximately $1.0 million reduction to earnings) of the 1999 special gas restructuring reserve, as discussed above, and the current quarter had lower operation and maintenance (O&M) expense of approximately $1.3 million (after tax). This lower O&M expense is due in part to a charge for an early retirement offer in 1999. Partially offsetting these increases, the third quarter 2000 earnings included an estimated refund provision (approximately $0.7 million reduction to earnings), which is also discussed above.

         The Utility segment's earnings for the nine months ended June 30, 2000 were $68.8 million, an increase of $6.4 million when compared with the earnings for the nine months ended June 30, 1999. This increase can be attributed primarily to expenses related to early retirement offers in 1999 (approximately $3.7 million reduction to earnings in 1999) as well as the 1999 special gas restructuring reserve (approximately $4.2 million reduction to earnings in 1999), which was discussed above. Both the early retirement offers and the gas restructuring reserve did not recur in 2000. Partly offsetting these increases, the nine months ended June 30, 2000 earnings included an estimated refund provision (approximately $2.1 million reduction to earnings), as previously discussed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Degree Days
----------------------------------------------------------------------------------------------------------------------
                                                                                             Percent (Warmer)
Three Months Ended                                                                              Colder Than
                                                                                      --------------------------------
June 30                               Normal          2000              1999               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                 976            936               817                (4.1%)           14.6%
Erie                                    874            835               755                (4.5%)           10.6%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Nine Months Ended
June 30
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                6,733          6,090             6,066               (9.5%)           0.4%
Erie                                   6,130          5,478             5,513              (10.6%)          (0.6%)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues
----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                             2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Transportation                                    $22,663           $21,810          $69,078           $68,951
Interruptible Transportation                               826               243            1,800               995
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        23,489            22,053           70,878            69,946
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Storage Service                                    15,594            15,654           47,706            47,117
Interruptible Storage Service                               38                 9              211               172
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        15,632            15,663           47,917            47,289
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Other                                                    2,719             2,753            9,405             9,441
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       $41,840           $40,469         $128,200          $126,676
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


Pipeline and Storage Throughput
----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(MMcf)                                                  2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Transportation                                     52,834            53,970          237,575           240,395
Interruptible Transportation                             4,752               418            7,199             4,099
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        57,586            54,388          244,774           244,494
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


2000 Compared with 1999

Operating revenues for the Pipeline and Storage segment increased $1.4 million and $1.5 million for the quarter and nine months ended June 30, 2000, respectively, as compared with the same period a year ago. Approximately, $1.3 million of these increases relates to a "pass through" type item (which did not recur in 2000) that reduced revenues in the prior year and correspondingly reduced O&M expense in the prior year, thus having no bottom line earnings impact.

         The Pipeline and Storage segment's third quarter 2000 earnings were $7.3 million, an increase of $0.3 million when compared with the third quarter of 1999's earnings. Lower O&M expense, due in part to a charge in the prior year for an early retirement, increased earnings for the quarter. The impact of the recently enacted New York State tax changes, as discussed in the Utility segment above, mostly offset the O&M savings. The Federal Energy Regulatory Commission
(FERC), which regulates this segment, has not provided for the recovery of additional taxes as has the NYPSC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

         The Pipeline and Storage segment's earnings for the nine months ended June 30, 2000 were $26.8 million, a decrease of $3.3 million when compared with the earnings for the nine months ended June 30, 1999. The most significant reason for this decrease is that the prior year's earnings included interest income and a reduction in income taxes related to the final settlement of Internal Revenue Service audits of years 1977-1994. This, coupled with the negative impact of New York State tax changes, discussed above, resulted in decreased earnings.

Exploration and Production

Exploration and Production Operating Revenues

----------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                 Nine Months Ended
                                                           June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                            2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
  Gas (after Hedging)                                  $28,321           $23,823          $83,532           $61,502
  Oil (after Hedging)                                   28,624            14,271           66,059            35,585
  Gas Processing Plant                                   4,170             2,734           12,541             8,326
  Other                                                 (7,668)            (666)           (8,317)               37
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       $53,447           $40,162         $153,815          $105,450
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


2000 Compared with 1999

Operating revenues for the Exploration and Production segment increased $13.3 million and $48.4 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago. For the quarter ended June 30, 2000, gas production revenue (after hedging) increased $4.5 million and oil production revenue (after hedging) increased $14.4 million due to increased production and prices. For the nine months ended June 30, 2000, gas production revenue (after hedging) and oil production revenue (after hedging) increased $22.0 million and $30.5 million, respectively, due to increased production and prices. Refer to the tables below for production volumes and average price information. Revenue from Seneca's gas processing plant was up $1.4 million and $4.2 million, respectively, for the quarter and nine months ended June 30, 2000 as compared with the same periods a year ago due to increased prices for gas liquids and residue. Other revenue decreased $7.0 million and $8.4 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago. The decreases to other revenues resulted primarily from mark-to-market and other revenue adjustments related to written options. Refer to further discussion of written options in the "Market Risk Sensitive Instruments" section that follows and in
Item 1, Note 5 - Derivative Financial Instruments.

         The Exploration and Production segment's third quarter 2000 earnings were $6.0 million, an increase of $3.4 million when compared with third quarter 1999 earnings. As discussed above, significant improvement in oil and gas pricing combined with an increase in production were the main reasons for higher earnings. A 20% increase in oil production was attributable largely to production from the Canadian wells acquired by National Fuel Exploration Corporation (NFEC) (a 100% wholly-owned subsidiary of Seneca) as part of the Tri Link Resources, Ltd. (Tri Link) stock acquisition in mid-June. Partly offsetting these increases in revenues were increases in depletion expense (due to higher production volumes and higher depletable base), lease operating costs (due to increased production), a negative mark-to-market revenue adjustment related to written options, and increased interest expense due to higher borrowings and higher weighted average interest rates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

         The Exploration and Production segment's earnings for the nine months ended June 30, 2000 were $21.9 million, an increase of $18.9 million when compared with the earnings for the nine months ended June 30, 1999. As discussed above, significant improvement in oil and gas pricing combined with an increase in production were the main reasons for higher earnings. Partly offsetting these increases were higher depletion expense and lease operating costs. Earnings were also reduced due to revenue adjustments related to written options discussed above. Also, there was a decrease in interest income as 1999 included nonrecurring interest received from the final settlement of the IRS audits in December 1998. In addition, there was an increase in interest expense as a result of increased borrowings and higher weighted average interest rates.

Production Volumes

----------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                            June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                        2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Gas Production (MMcf)
  Gulf Coast                                             8,860             8,532           24,948            21,473
  West Coast                                             1,058             1,050            3,301             2,839
  Appalachia                                             1,100             1,069            3,252             3,381
  Canada                                                    17                 -               17                 -
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        11,035            10,651           31,518            27,693
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Oil Production (thousands of barrels)

  Gulf Coast                                               372               352            1,025             1,022
  West Coast                                               714               664            2,106             1,957
  Appalachia                                                 3                 2                7                 7
  Canada                                                   128                 -              128                 -
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                         1,217             1,018            3,266             2,986
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


Average Prices

----------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                        2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                              $3.57             $2.19            $2.93             $1.99
  West Coast                                              $3.58             $2.30            $3.02             $2.17
  Appalachia                                              $3.03             $2.31            $2.94             $2.42
  Canada                                                  $2.68                 -            $2.68                 -
  Weighted Average                                        $3.52             $2.22            $2.94             $2.06
  Weighted Average After Hedging                          $2.57             $2.24            $2.65             $2.22

Average Oil Price/bbl
  Gulf Coast                                             $28.83            $16.54           $27.06            $13.41
  West Coast                                             $24.15            $12.60           $22.70            $10.19
  Appalachia                                             $27.16            $14.95           $24.23            $13.19
  Canada                                                 $28.58                 -           $28.58                 -
  Weighted Average                                       $26.06            $13.97           $24.30            $11.30
  Weighted Average After Hedging                         $23.52            $14.02           $20.22            $11.92
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

International

International Operating Revenues

----------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                            June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                             2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

   Heating                                                $7,601          $8,221            $64,291         $68,020
   Electricity                                             7,141           7,853             25,466          27,224
   Other                                                     561              15              3,228           1,922
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                         $15,303         $16,089            $92,985         $97,166
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

International Heating and Electric Volumes

----------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                        2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                      1,199,835         1,266,929        9,464,307         9,502,415
   Electricity Sales (megawatt hours)                    271,823           279,987          911,520           897,829

------------------------------------------------ ---------------- ----------------- ---------------- -----------------

(1) Gigajoules = one billion joules.  A joule is a unit of energy.


2000 Compared with 1999

Operating revenues for the International segment decreased $0.8 million and $4.2 million, respectively, for the quarter and nine months ended June 30, 2000 as compared to the same periods a year ago. The decrease reflects a decrease in the value of the Czech koruna as well as the impact of warm weather and conservation efforts by customers.

         The International segment experienced a loss of $1.4 million for the third quarter 2000, $1.1 million lower than the loss of $2.5 million for the third quarter of 1999. This lower loss was primarily due to lower O&M expenses and additional consideration received on the sale of a previous project.

         The International segment's earnings for the nine months ended June 30, 2000 were $7.6 million, a decrease of $0.4 million when compared with the earnings for the nine months ended June 30, 1999. This decrease can be attributed primarily to lower margins stemming from warm weather and conservation efforts by customers combined with the decline in the value of the Czech koruna. These factors were offset, in part, by lower O&M expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Energy Marketing

Energy Marketing Operating Revenues

----------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                             2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Natural Gas (after Hedging)                             $38,631           $25,407         $120,193           $81,693
Electricity                                                 536               471            1,290             1,179
Other                                                    (4,958)              101           (4,366)             (619)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        $34,209           $25,979         $117,117           $82,253
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


Energy Marketing Volumes

----------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                           2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Natural Gas - (MMcf)                                      9,233             8,892           31,496            29,231
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

2000 Compared with 1999
Operating revenues for the Energy Marketing segment increased $8.2 million and $34.9 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago. This increase reflects higher marketing volumes and revenues as NFR's customer base continues to increase. These increases were partly offset by a negative $5.3 million mark-to-market adjustment related to written put and call gas option contracts for the quarter and nine months ended June 30, 2000 (included in "Other" on the table above). The mark-to-market adjustment does not reflect the actual gain or loss that will be realized upon settlement of the option contracts. At July 31, 2000, NFR had settled 73% of these written put and call gas option contracts at a net gain of approximately $0.9 million.

         NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Refer to further discussion of these hedging activities and discussion of written options in the "Market Risk Sensitive Instruments" section that follows and in Item 1, Note 5 - Derivative Financial Instruments.

         The Energy Marketing segment incurred losses for both the quarter and nine months ended June 30, 2000. When compared to the same periods a year ago, earnings decreased $4.8 million for the quarter and $4.3 million for the nine month period. The most significant reason for these decreases were the mark-to-market adjustments related to written put and call gas option contracts, noted above.

Timber

Timber Operating Revenues

----------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                             2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Log Sales                                                $6,334            $2,757          $19,688           $14,610
Green Lumber Sales                                        1,272             1,045            3,401             3,142
Kiln Dry Lumber Sales                                     2,950             2,518            7,414             5,840
Other                                                       106                13              430               518
                                                 ---------------- ----------------- ---------------- -----------------
                                                        $10,662            $6,333          $30,933           $24,110
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------



----------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
Board Feet (Thousands)                                  2000              1999             2000              1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Log Sales                                                 2,331             1,111            7,439             5,000
Green Lumber Sales                                        2,251             2,135            6,405             6,767
Kiln Dry Lumber Sales                                     2,046             1,818            5,343             4,122
                                                 ---------------- ----------------- ---------------- -----------------
                                                          6,628             5,064           19,187            15,889
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

2000 Compared with 1999
Operating revenues for the Timber segment increased $4.3 million and $6.8 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago. The increase for the quarter and nine month period resulted primarily from higher veneer log sales and kiln dry lumber sales. The increase in kiln dry lumber sales is due to the operation of additional kilns purchased late in the quarter ended December 31, 1998.

         Earnings in the Timber segment increased $0.6 million and $1.7 million, respectively, for the quarter and nine months ended June 30, 2000, as compared with the same periods a year ago. The increase for the quarter and nine months is the result of higher log and lumber sales, partly offset by higher interest expense resulting from higher debt related to the PennzEnergy Company acquisition in July 1999. For the nine month period a pretax gain of $2.3 million ($1.5 million after tax) on the sale of land and standing timber increased earnings of this segment.

Other Income and Interest Charges
Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income
Other income increased $0.6 million for the quarter ended June 30, 2000 compared with the quarter ended June 30, 1999. This increase resulted primarily from the $0.5 million of additional consideration received on the sale of a previous project in the International segment.

         Other income decreased $0.2 million for the nine months ended June 30, 2000 compared with the nine months ended June 30, 1999. This decrease resulted mainly from approximately $3.2 million of interest income related to the final settlement of IRS audits for years 1977 - 1994 which was recorded during 1999 and did not recur this year. Partially offsetting this decrease was the gain on the sale of land and standing timber in the second quarter of 2000, as well as the additional consideration received on the sale of a previous project, both noted above.

Interest Charges
Interest on long-term debt increased $1.4 million and $0.8 million for the quarter and nine months ended June 30, 2000, respectively, as compared with the quarter and nine months ended June 30, 1999. This increase can be attributed primarily to a higher average amount of long-term debt outstanding combined with higher weighted average interest rates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         Other interest charges increased $0.8 million for the quarter ended June 30, 2000. This increase resulted mainly from higher weighted average interest rates in the current quarter, offset partially by a decrease in the average amount of short-term debt outstanding. For the nine months ended June 30, 2000, other interest charges increased $4.5 million. Higher weighted average interest rates for the nine-month period together with an increase in the average amount of short-term debt outstanding contributed to this increase. Also, a reduction in interest charges was recorded in 1999 related to the final settlement of IRS audits of years 1977 - 1994.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of cash during the nine-month period ended June 30, 2000, consisted of cash provided by operating activities, long-term debt and short-term bank loans and commercial paper. These sources were supplemented by issuances of common stock under the Company's stock and benefit plans.

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

         Net cash provided by operating activities totaled $261.1 million for the nine months ended June 30, 2000, an increase of $13.0 million compared with $248.0 million provided by operating activities for the nine months ended June 30, 1999. The increase can be attributed primarily to higher cash receipts from the sale of oil and gas and lower interest payments in the Exploration and Production segment. Higher cash receipts for oil and gas production resulted from increased oil and gas production and significantly higher prices. Interest payments are down in this segment due to the retirement of the HarCor Energy, Inc. 14.875% Senior Secured Notes in March 1999 and July 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Investing Cash Flow.

Expenditures for Long-Lived Assets
----------------------------------

Expenditures  for  long-lived  assets include  additions to property,  plant and
equipment  (capital   expenditures)  and  investments  in  corporations   (stock
acquisitions) or partnerships, net of any cash acquired.

         The Company's expenditures for long-lived assets totaled $314.2 million during the nine months ended June 30, 2000. The table below presents these expenditures:

---------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30, 2000
(in millions of dollars)
---------------------------------------------------------------------------------------------------------------------
                                                                          Investments in              Total
                                                     Capital               Corporations          Expenditures for
                                                   Expenditures          and Partnerships        Long-Lived Assets
---------------------------------------------------------------------------------------------------------------------

   Utility                                            $ 43.1                    $  -                   $43.1
   Pipeline and Storage                                27.8(1)                   1.8                    29.6
   Exploration and Production                           96.4                   123.8                   220.2
   International                                         6.3                       -                     6.3
   Timber                                               11.4                       -                    11.4
   Energy Marketing                                        -                       -                       -
   All Other                                             1.0                     2.6                     3.6
---------------------------------------------------------------------------------------------------------------------
                                                     $186.0(1)                $128.2                  $314.2
---------------------------------------------------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         During the nine months ended June 30, 2000, SIP made a $1.8 million investment in Independence Pipeline Company, a Delaware general partnership (Independence), and had an aggregate investment balance of $12.9 million at June 30, 2000. This investment represents a one-third partnership interest. The investment has been financed with short-term borrowings. Independence intends to build a 370 mile natural gas pipeline (the Independence Pipeline) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $680 million.* If construction never begins on the Independence Pipeline project, SIP's share of the development costs (including SIP's investment in Independence) is estimated not to exceed $15.0 million.*

           On July 12, 2000, the FERC issued a certificate of public convenience and necessity (the Certificate) authorizing, among other things, the construction and operation of the Independence Pipeline, subject to satisfaction of various conditions spelled out in the Certificate and in previous FERC orders. Among those conditions is the requirement that, before construction may commence, Independence must file at FERC executed, firm transportation agreements with "no out" clauses for at least 68.2% of its capacity. (Independence already filed, on June 26 and July 6, 2000, precedent agreements for firm transportation amounting to about 38% of the capacity of the Independence Pipeline, thereby satisfying a FERC requirement previously imposed as a precondition to FERC's issuance of the Certificate.) The Independence Pipeline sponsors are working on obtaining the required customer commitments. The Certificate also requires that the Independence Pipeline be constructed and placed in service by July 12, 2003. Assuming contracts are in place in quantities satisfactory to the partners, the Independence Pipeline's planned in service date is November 1, 2002.*

Exploration and Production
--------------------------

The Exploration and Production segment capital expenditures for the nine months ended June 30, 2000 included approximately $76.4 million for Seneca's offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. The remaining $20.0 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas and California as well as onshore geological and geophysical costs, including the purchase of certain 3-D seismic data and fixed asset purchases.

         In June 2000, NFEC acquired the outstanding shares of Tri Link, a Calgary-Alberta based oil and gas exploration and production company. This acquisition builds Seneca's total reserve base to approximately one trillion cubic feet equivalent.* The cost of acquiring the outstanding shares of Tri Link was approximately $123.8 million. The acquisition was financed with short-term borrowings. Refer to "Financing Cash Flow" for a discussion of the redemption of the debt that was assumed as part of the Tri Link acquisition.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Timber
------

The majority of the Timber segment capital expenditures were made for the purchase of land and timber in Pennsylvania, and the construction and/or purchase of new facilities and equipment for this segment's sawmill and kiln operations. As discussed under the Timber segment's results of operations, in January 2000, this segment sold land and timber with a book value of $3.0 million for $5.3 million. The resulting gain on this sale of $2.3 million is included in earnings for the nine months ending June 30, 2000.

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

Consolidated short-term debt increased $125.3 million during the first nine months of 2000. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

         In June 2000, NFEC paid approximately $96.2 million to redeem the bank loans and convertible debentures of the former Tri Link. These redemptions were financed with short-term debt.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at June 30, 2000, the Company would have been permitted to issue up to a maximum of $510.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at June 30, 2000, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $231.2 million of short-term debt.

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

Energy Commodity Price Risk
Certain of the Company's subsidiaries (primarily Seneca and NFR) utilize various derivative financial instruments (derivatives), including price swap agreements, options, no cost collars, exchange-traded futures and exchange-traded options, as part of the Company's overall energy commodity price risk management strategy. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby providing more stability to operating results. The derivatives entered into by these subsidiaries are not held for trading purposes.

         The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which Seneca receives a fixed price in exchange for paying a variable price as quoted in "Inside FERC" or on the New York Mercantile Exchange. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The tables do not reflect the earnings impact of the physical transactions that are expected to offset any financial gains and losses arising from the use of the price swap agreements. The weighted average variable prices represent the prices as of June 30, 2000. At June 30, 2000, Seneca had not entered into any natural gas or crude oil price swap agreements with maturity dates extending beyond 2003.

Natural Gas Price Swap Agreements
---------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                        Expected Maturity Dates

                                                   -----------------------------------------------------------------
                                                         2000         2001          2002         2003        Total
-------------------------------------------------- ------------ ------------ ------------- ------------ ------------

Notional Quantities (Equivalent Bcf)                      6.6         17.9          10.8          1.1         36.4
Weighted Average Fixed Rate (per Mcf)                   $2.63        $2.79         $3.08        $2.78        $2.85
Weighted Average Variable Rate (per Mcf)                $4.58        $4.56         $4.56        $4.55        $4.56
-------------------------------------------------- ------------ ------------ ------------- ------------ ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Crude Oil Price Swap Agreements
-------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                           Expected Maturity Dates

                                                          2000           2001          2002          2003         Total
-------------------------------------------------- ------------- -------------- ------------- ------------- -------------

Notional Quantities (Equivalent bbls)                  574,000      3,717,915     2,608,980     1,803,000     8,703,895
Weighted Average Fixed Rate (per bbl)                   $18.88         $21.04        $19.93        $19.93        $20.34
Weighted Average Variable Rate (per bbl)                $31.53         $31.53        $31.53        $31.53        $31.53
-------------------------------------------------- ------------- -------------- ------------- ------------- -------------

         At June 30, 2000, Seneca would have had to pay the respective counterparties to its natural gas price swap agreements an aggregate of approximately $40.7 million to terminate the natural gas price swap agreements outstanding at that date. Seneca would have had to pay an aggregate of approximately $33.9 million to the counterparties to its crude oil price swap agreements to terminate the crude oil price swap agreements outstanding at June 30, 2000.

         The following table discloses the notional quantities, the weighted average ceiling price and the weighted average floor price for the no cost collars utilized by Seneca to manage natural gas and crude oil price risk. The table does not reflect the earnings impact of the physical transactions that are expected to offset any financial gains and losses arising from the use of the no cost collars. At June 30, 2000, Seneca had not entered into any no cost collars with maturity dates extending beyond 2002.

No Cost Collars

--------------------------------------------------------------------------------------------------------------------
                                                                                  Expected Maturity Dates
                                                                               2001           2002           Total
---------------------------------------------------------------------- -------------- -------------- ---------------
Crude Oil
       Notional Quantities (Equivalent bbls)                              1,245,000        255,000       1,500,000
       Weighted Average Ceiling Price (per bbl)                              $29.13         $28.58          $29.03
       Weighted Average Floor Price (per bbl)                                $22.10         $21.53          $22.00
---------------------------------------------------------------------- -------------- -------------- ---------------
Natural Gas
       Notional Quantities (Equivalent Bcf)                                     3.1              -             3.1
       Weighted Average Ceiling Price (per Mcf)                               $6.00              -           $6.00
       Weighted Average Floor Price (per Mcf)                                 $3.69              -           $3.69
---------------------------------------------------------------------- -------------- -------------- ---------------

         The following tables disclose the notional quantities and weighted average strike prices for options utilized by Seneca to manage natural gas and crude oil price risk. The tables do not reflect the earnings impact of the physical transactions that are expected to offset any financial gains or losses that might arise if an option were to be exercised. At June 30, 2000, Seneca held no options with maturity dates extending beyond December 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Written Call Options(1)
--------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                  Expected Maturity Dates

                                                                       ---------------------------------------------
                                                                               2000           2001           Total
---------------------------------------------------------------------- -------------- -------------- ---------------
Crude Oil
   Notional Quantities (Equivalent bbls)                                    184,000        184,000         368,000
   Weighted Average Strike Price (per bbl)                                   $18.00         $18.00          $18.00
Natural Gas
   Notional Quantities (Equivalent Bcf)                                         3.5            3.5             7.0
   Weighted Average Strike Price (per Mcf)                                    $2.42          $2.74           $2.58
---------------------------------------------------------------------- -------------- -------------- ---------------

(1) The counterparty has a choice between a natural gas call option and a crude oil call option, depending on whichever option has greater value to the counterparty.

Written Put Options
-------------------

--------------------------------------------------------------------------------------------------------------------
                                                                                  Expected Maturity Dates

                                                                       ---------------------------------------------
                                                                               2000           2001           Total
---------------------------------------------------------------------- -------------- -------------- ---------------
Crude Oil
   Notional Quantities (Equivalent bbls)                                    184,000        184,000         368,000
   Weighted Average Strike Price (per bbl)                                   $12.50         $12.50          $12.50
---------------------------------------------------------------------- -------------- -------------- ---------------


Purchased Call Option
---------------------

-----------------------------------------------------------------------------
                                              Expected Maturity Date - 2000
-----------------------------------------------------------------------------

Crude Oil
   Notional Quantities (Equivalent bbls)                            368,000
   Weighted Average Strike Price (per bbl)                           $20.00
-----------------------------------------------------------------------------

         At June 30, 2000, Seneca would have had to pay the counterparty to its call options $11.1 million on a net basis to terminate its call options. Seneca would have paid the counterparty $15.0 million related to the exercise of the written call and put options but would have received $3.9 million related to Seneca's exercise of its purchased call option.

         The Company is exposed to credit risk on the price swap agreements and no cost collars that Seneca has entered into as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check and then on an ongoing basis monitors counterparty credit exposure. The Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.*

         The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date for exchange-traded futures contracts utilized by NFR to manage natural gas price risk. The table does not reflect the earnings impact of the physical transactions that are expected to offset any financial gains or losses arising from the use of the futures contracts. At June 30, 2000, NFR held no futures contracts with maturity dates extending beyond 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Exchange-Traded Futures Contracts

----------------------------------------------------------------------------------------------------------------------
                                                                            Expected Maturity Dates
                                                             ----------------------------------------------------------
                                                                   2000             2001         2002         Total
------------------------------------------------------------ ------------- ---------------- ------------- -------------

Contract Volumes Purchased (Sold) (Equivalent Bcf)                 (1.0)             0.2         (0.1)         (0.9)
Weighted Average Contract Price (per Mcf)                         $3.97            $3.60        $3.56         $3.87
Weighted Average Settlement Price (per Mcf)                       $4.67            $4.52        $3.65         $4.61
------------------------------------------------------------ ------------- ---------------- ------------- -------------

         The following table discloses the notional quantities and weighted average strike prices by expected maturity dates for exchange-traded options utilized by NFR to manage natural gas price risk. The table does not reflect the earnings impact of the physical transactions that would offset any financial gains or losses that might arise if an option were to be exercised. At June 30, 2000, NFR held no options with maturity dates extending beyond 2001.


Exchange-Traded Options Purchased
---------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                               Expected Maturity Date
                                                                -----------------------------------------------------
                                                                            2000              2001             Total
--------------------------------------------------------------- ------------------ ---------------- -----------------

Notional Quantities (Equivalent Bcf)                                       51.7             18.5              70.2
Weighted Average Strike Price (per Mcf)                                   $4.32            $3.91             $4.21
--------------------------------------------------------------- ------------------ ---------------- -----------------


Exchange-Traded Options Sold
----------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                               Expected Maturity Date
                                                                -----------------------------------------------------
                                                                            2000              2001             Total
--------------------------------------------------------------- ------------------ ---------------- -----------------

Notional Quantities (Equivalent Bcf)                                        38.9            21.5              60.4
Weighted Average Strike Price (per Mcf)                                    $4.74           $4.44             $4.63
--------------------------------------------------------------- ------------------ ---------------- -----------------

         At June 30, 2000, NFR would have paid approximately $3.9 million to settle the exchange-traded futures outstanding at that date. NFR would have paid approximately $2.0 million to settle its exchange-traded options outstanding at June 30, 2000.

         The following table discloses the notional quantities and weighted average strike prices by expected maturity dates for exchange-traded options utilized by NFR as a financing mechanism for its hedging program. At June 30, 2002, NFR held no such options with maturity dates extending beyond 2001.

Exchange-Traded Options Sold
----------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                               Expected Maturity Date
                                                                -----------------------------------------------------
                                                                            2000              2001             Total
--------------------------------------------------------------- ------------------ ---------------- -----------------

Notional Quantities (Equivalent Bcf)                                        28.3             4.0              32.3
Weighted Average Strike Price (per Mcf)                                    $4.31           $4.06             $4.28
--------------------------------------------------------------- ------------------ ---------------- -----------------

         At June 30, 2000, NFR would have had to pay $5.3 million on a net basis to terminate these options.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Exchange Rate Risk

Seneca's investment in NFEC is valued in Canadian dollars, and, as such, this investment is subject to currency exchange risk when the Canadian dollars are translated into U.S. dollars. Subsequent to the completion of the acquisition of Tri Link on June 15, 2000, the Canadian dollar decreased in value in relation to the U.S. dollar resulting in a $0.8 million negative adjustment to the Cumulative Foreign Currency Translation Adjustment (a component of Accumulated Other Comprehensive Loss). Further valuation charges to the Canadian dollar would result in corresponding positive or negative adjustments to the Cumulative Foreign Currency Translation Adjustment. Management cannot predict whether the Canadian dollar will increase or decrease in value against the U.S. dollar.*



RATE MATTERS

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

         On July 28, 2000, Distribution Corporation distributed a plan to extend the above-described rate plan for a period beyond the expiration date of September 30, 2000. The proposal was served on the rate plan parties identified above and interested marketers. In addition to extending the term of the current rate plan, Distribution Corporation's proposal includes service and rate modifications designed to further the NYPSC's gas restructuring initiative. Discussions are currently under way to determine if the parties might reach an agreement on the Distribution Corporation's proposal.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         On March 30, 2000, a collaborative was convened to address the NYPSC's Order Instituting Proceeding in the so-called "Provider of Last Resort" (POLR) case. The collaborative was charged with the task of helping the NYPSC to "refine our concept of the mature competitive retail energy markets (especially the future role of the regulated utilities) and to identify and remove obstacles to its achievement." This case is expected to address, among other things, issues arising from utilities exiting the merchant function. The proceeding is also focusing on utilities' responsibility to provide low-income assistance programs. Currently the parties are meeting on a periodic basis to establish a procedure for identifying the issues and managing the proceeding. At this time, Distribution Corporation is unable to ascertain the outcome of the POLR proceeding.*

         On April 12, 2000, the NYPSC issued an order setting forth procedures for implementation of electronic data interchange (EDI) for electronic exchange of retail access data in New York (EDI Order). As described by the NYPSC, EDI is the computer-to-computer exchange of routine business information in a standard form. The NYPSC believes that EDI is necessary to develop uniform data exchange protocol for the state's customer choice initiatives. The EDI Order adopts provisions of a report prepared after an EDI collaborative involving utilities, marketers and other interests. Distribution Corporation submitted its EDI implementation plans on May 31, 2000. At this time, Distribution Corporation is unable to ascertain the outcome of the EDI proceeding.

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

         A natural gas restructuring bill was signed into law on June 22, 1999. Entitled the Natural Gas Choice and Competition Act (Act), the new law requires all Pennsylvania LDCs to file tariffs designed to provide retail customers with direct access to competitive gas markets. Distribution Corporation submitted its compliance filing on October 1, 1999 for an effective date on or about July 1, 2000. The filing largely mirrored the company's System Wide Energy Select program previously in effect, which substantially complied with the Act's requirements. After negotiations with PaPUC Staff and intervenors, a settlement was reached with all parties except for the Pennsylvania Office of Consumer Advocate (OCA). The settlement parties generally agreed that Distribution Corporation's proposal needed only modest changes to meet the requirements of the Act. Hearings were held and briefs filed on OCA's open issues. In a Recommended Decision issued on March 31, 2000, the Administrative Law Judge rejected the OCA's arguments and recommended approval of the settlement agreement. On June 29, 2000, the PaPUC entered an Opinion and Order adopting the settlement, with immaterial changes. Distribution Corporation's restructured rates and services became effective on July 1, 2000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the FERC. Management will continue to monitor Supply Corporation's financial position to determine the necessity of filing a rate case in the future.

Other Matters

Environmental Matters

It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. Distribution Corporation and Supply Corporation have estimated their clean-up costs related to former manufactured gas plant and former gasoline plant sites and third party waste disposal sites will be in the range of $8.1 million to $9.1 million.* The minimum liability of $8.1 million has been recorded on the Consolidated Balance Sheet at June 30, 2000. Other than discussed in Note H of the 1999 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

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

11. Ability to successfully identify and finance oil and gas property acquisitions and ability to operate existing and any subsequently acquired businesses and/or properties

12. Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves

13. Changes in the availability and/or price of derivative financial instruments

14. Changes in the price of natural gas or oil and the related effect given the accounting treatment or valuation of these financial instruments.

15. Inability of the various counterparties to meet their obligations with respect to the Company's financial instruments

16. Regarding foreign operations - changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions

17. Significant changes in tax rates or policies or in rates of inflation or interest

18. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

19. Changes in accounting principles and/or the application of such principles to the Company

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

Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings
         -----------------

For a discussion of various  environmental  matters,  refer to Part I, Item 1 at
Note 6 and to Part I, Item 2 - MD&A of this report under the heading "Other Matters."

Item 2.  Changes in Securities
         ---------------------

On April 3, 2000, the Company issued 600 unregistered shares of Company common stock to the non-employee directors of the Company. The shares were issued as partial consideration for the directors' service during the quarter ended June 30, 2000, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 5.  Other Information
         -----------------

In June, John F. Riordan was elected to the Board of Directors for a term that will expire in February 2001. Mr. Riordan's election filled a vacancy created in February when George H. Schofield retired from the Board.

Also in June, Highland Land & Minerals, Inc. changed its name to Highland Forest Resources, Inc.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit
                  ------            ----------------------

                  3 (ii)            By-Laws:

                   3.1 National Fuel Gas Company By-Laws as amended on February 17, 2000.

                  (10)              Material Contracts

                  10.1 Amended and Restated Split Dollar Insurance Agreement, effective June 15, 2000 among National Fuel Gas Company, Bernard J. Kennedy, and Joseph B. Kennedy, as Trustee of the Trust under the Agreement dated January 9, 1998.

                  10.2 Contingent Benefit Agreement effective June 15, 2000 between National Fuel Gas Company and Bernard J. Kennedy.

Item 6.  Exhibits and Reports on Form 8-K (Concl.)
         -----------------------------------------

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit
                  ------            ----------------------

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings  to Fixed  Charges for the
                                    Twelve  Months  Ended June 30,  2000 and the
                                    Fiscal  Years  Ended   September   30,  1995
                                    through 1999.

                  (27)              Financial Data Schedules

                  27.1 Financial Data Schedule for the Nine Months Ended June 30, 2000.

                  27.2 Restated Financial Data Schedule for the Nine Months Ended June 30, 1999.

                  (99) National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended June 30, 2000 and 1999.

         (b)     Reports on Form 8-K

                                    On April 24, 2000,  the Company filed a Form
                                    8-K  regarding an agreement  whereby  Seneca
                                    Resources Corporation agreed to offer to acquire all of the outstanding common shares of Tri Link Resources, Ltd., a Calgary, Alberta based exploration and production company. This report did not include any financial statements.

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

                                        NATIONAL FUEL GAS COMPANY
                                        -------------------------

                                        (Registrant)

                                        /s/Joseph P. Pawlowski
                                        -----------------------------------

                                        Joseph P. Pawlowski
                                        Treasurer and
                                        Principal Accounting Officer

Date:  August 14, 2000
       ---------------

                                  EXHIBIT INDEX

                                   (Form 10Q)

Exhibit 3(ii)              By-Laws, as amended on February 17, 2000.

Exhibit 10.1 Amended and Restated Split Dollar Insurance Agreement, effective June 15, 2000 among National Fuel Gas Company, Bernard J. Kennedy, and Joseph B. Kennedy, as Trustee of the Trust under the Agreement dated January 9, 1998.

Exhibit 10.2               Contingent Benefit Agreement  effective June 15,
                           2000 between National Fuel Gas Company and Bernard J. Kennedy.

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2000 and the Years Ended September 30, 1995 through 1999.

Exhibit 27.1               Financial  Data  Schedule  for the Nine  Months
                           Ended June 30, 2000.

Exhibit 27.2 Restated Financial Data Schedule for the Nine Months Ended June 30, 1999.

Exhibit 99 National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended June 30, 2000 and 1999.