Form 10-Q/A
period 2000-06-30
NATIONAL FUEL GAS CO
filed 2000-11-14
CIK 70145

--------------------------------------------------------------------------------





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

                                 (716) 857-6980
              (Registrant's telephone number, including area code)
              ----------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES    X        NO
------------          ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common stock, $1 par value, outstanding at July 31, 2000:
              39,279,886 shares.

--------------------------------------------------------------------------------

Explanatory Note
----------------

This amendment to National Fuel Gas Company's quarterly report on Form 10-Q for the quarter and nine month periods ended June 30, 2000 includes changes from the previous report to reflect reductions for the three and nine months ended June 30, 2000 in operating revenues and operating expenses of $8,556,000 and $3,158,000, respectively, and a reduction as of June 30, 2000 in other assets of $10,614,000, a reduction in current and accrued liabilities of $2,058,000 and a reduction in deferred credits of $3,158,000. This amendment is required to reflect the impact of additional mark-to-market losses related to derivative financial instruments used by the Energy Marketing segment that did not qualify for hedge accounting.


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
                      Seneca Independence Pipeline Company (SIP)

                                      INDEX



               Part I. Financial Information                             Page
               -----------------------------                             ----

Item 1.  Financial Statements

         a.    Consolidated Statements of Income and
               Earnings Reinvested in the Business - Three
               and Nine Months Ended June 30, 2000 and 1999              4 - 5

         b.    Consolidated Balance Sheets - June 30, 2000
               and September 30, 1999                                    6 - 7

         c.    Consolidated Statement of Cash Flows - Nine Months
               Ended June 30, 2000 and 1999                                 8

         d.    Consolidated Statement of Comprehensive Income - Three
               and Nine Months Ended June 30, 2000 and 1999                 9

         e.    Notes to Consolidated Financial Statements                10 - 18

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             19 - 41

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         42

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                                  42

Item 2.  Changes in Securities                                              42

Item 3.  Defaults Upon Senior Securities                                    o

Item 4.  Submission of Matters to a Vote of Security Holders                o

Item 5.  Other Information                                                  42

Item 6.  Exhibits and Reports on Form 8-K                                42 - 43

Signature                                                                   44

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements
         ---------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                                                         Three Months Ended
                                                                                              June 30,
(Dollars in Thousands, Except Per Common Share Amounts)                                 2000
                                                                                     (Restated)          1999
                                                                                 -----------------------------------
INCOME

Operating Revenues                                                                     $281,201          $248,658
---------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Purchased Gas                                                                          94,883            64,449
  Fuel Used in Heat and Electric Generation                                               9,896             9,530
  Operation                                                                              79,469            77,058
  Maintenance                                                                             5,710             5,753
  Property, Franchise and Other Taxes                                                    14,794            20,817
  Depreciation, Depletion and Amortization                                               35,083            31,985
  Income Taxes                                                                           11,323             7,747
--------------------------------------------------------------------------------------------------------------------
                                                                                        251,158           217,339
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         30,043            31,319
Other Income                                                                              2,271             1,584
--------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                              32,314            32,903
--------------------------------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                                             17,550            16,180
  Other Interest                                                                          6,115             5,231
--------------------------------------------------------------------------------------------------------------------
                                                                                         23,665            21,411
--------------------------------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                                                   421               348
--------------------------------------------------------------------------------------------------------------------

Net Income Available for Common Stock                                                     9,070            11,840

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1                                                                      552,198           492,233
--------------------------------------------------------------------------------------------------------------------
                                                                                        561,268           504,073
Dividends on Common Stock
 (2000 - $0.48 per share; 1999 - $0.465 per share)                                       18,794            17,974
--------------------------------------------------------------------------------------------------------------------
Balance at June 30                                                                     $542,474          $486,099
====================================================================================================================

Earnings Per Common Share:
  Basic                                                                                   $0.23             $0.31
====================================================================================================================
  Diluted                                                                                 $0.23             $0.30
====================================================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          39,177,148        38,662,728
====================================================================================================================
  Used in Diluted Calculation                                                        39,677,909        39,000,553
====================================================================================================================







                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statements of Income and Earnings
                 ----------------------------------------------
                           Reinvested in the Business
                           --------------------------
                                   (Unaudited)
                                   -----------
                                                                                         Nine Months Ended
                                                                                              June 30,
(Dollars in Thousands, Except Per Common Share Amounts)                                 2000
                                                                                     (Restated)           1999
                                                                                 -----------------------------------
INCOME

Operating Revenues                                                                   $1,175,999        $1,072,484
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Purchased Gas                                                                         441,912           377,273
  Fuel Used in Heat and Electric Generation                                              46,563            47,311
  Operation                                                                             241,350           232,221
  Maintenance                                                                            17,101            17,400
  Property, Franchise and Other Taxes                                                    61,195            73,504
  Depreciation, Depletion and Amortization                                              102,685            92,820
  Income Taxes                                                                           73,839            60,327
--------------------------------------------------------------------------------------------------------------------
                                                                                        984,645           900,856
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                                        191,354           171,628
Other Income                                                                              7,636             7,901
--------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                             198,990           179,529
--------------------------------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                                             50,446            49,630
  Other Interest                                                                         21,300            16,755
--------------------------------------------------------------------------------------------------------------------
                                                                                         71,746            66,385
--------------------------------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                                                (2,255)           (2,540)
--------------------------------------------------------------------------------------------------------------------

Net Income Available for Common Stock                                                   124,989           110,604

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    472,517           428,112
--------------------------------------------------------------------------------------------------------------------
                                                                                        597,506           538,716
Dividends on Common Stock
 (2000 - $1.41 per share; 1999 - $1.365 per share)                                       55,032            52,617
--------------------------------------------------------------------------------------------------------------------
Balance at June 30                                                                     $542,474          $486,099
====================================================================================================================

Earnings Per Common Share:
  Basic                                                                                   $3.20             $2.86
====================================================================================================================
  Diluted                                                                                 $3.17             $2.84
====================================================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          39,058,490        38,619,120
====================================================================================================================
  Used in Diluted Calculation                                                        39,470,417        38,969,822
====================================================================================================================







                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                                   (Unaudited)
                                   -----------

                                                                                  June 30,
                                                                                    2000            September 30,
                                                                                 (Restated)              1999
                                                                                ----------------------------------------

(Thousands of Dollars)
ASSETS

Property, Plant and Equipment                                                       $3,779,061          $3,390,875
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,116,491           1,029,643
---------------------------------------------------------------------------------------------------------------------
                                                                                     2,662,570           2,361,232
---------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and Temporary Cash Investments                                                  55,354              29,222
   Receivables - Net                                                                   158,105              97,828
   Unbilled Utility Revenue                                                             17,756              18,674
   Gas Stored Underground                                                               23,406              41,099
   Materials and Supplies - at average cost                                             29,740              23,631
   Unrecovered Purchased Gas Costs                                                       2,741               4,576
   Prepayments                                                                          26,990              35,072
---------------------------------------------------------------------------------------------------------------------
                                                                                       314,092             250,102
---------------------------------------------------------------------------------------------------------------------

Other Assets
   Recoverable Future Taxes                                                             87,724              87,724
   Unamortized Debt Expense                                                             20,508              21,717
   Other Regulatory Assets                                                              20,247              25,214
   Deferred Charges                                                                     11,341              14,266
   Other                                                                                92,686              82,331
---------------------------------------------------------------------------------------------------------------------
                                                                                       232,506             231,252
---------------------------------------------------------------------------------------------------------------------

                                                                                    $3,209,168          $2,842,586
=====================================================================================================================




















                 See Notes to Consolidated Financial Statements

         ----------------------------


                            National Fuel Gas Company
                            -------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                                   (Unaudited)
                                   -----------


                                                                                  June 30,
                                                                                    2000            September 30,
                                                                                (Restated)               1999
                                                                             ----------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 39,223,061 Shares and
    38,837,499 Shares, Respectively                                                    $39,223             $38,837
   Paid in Capital                                                                     448,115             431,952
   Earnings Reinvested in the Business                                                 542,474             472,517
   Accumulated Other Comprehensive Loss                                                (18,668)             (4,013)
--------------------------------------------------------------------------------------------------------------------
Total Common Stock Equity                                                            1,011,144             939,293
Long-Term Debt, Net of Current Portion                                                 958,327             822,743
---------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                 1,969,471           1,762,036
---------------------------------------------------------------------------------------------------------------------

Minority Interest in Foreign Subsidiaries                                               26,052              27,589
---------------------------------------------------------------------------------------------------------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   518,774             393,495
   Current Portion of Long-Term Debt                                                    12,646              69,608
   Accounts Payable                                                                     95,659              82,747
   Amounts Payable to Customers                                                          3,070               5,934
   Other Accruals and Current Liabilities                                              138,609              87,310
---------------------------------------------------------------------------------------------------------------------
                                                                                       768,758             639,094
---------------------------------------------------------------------------------------------------------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   305,777             275,008
   Taxes Refundable to Customers                                                        14,814              14,814
   Unamortized Investment Tax Credit                                                    10,214              11,007
   Other Deferred Credits                                                              114,082             113,038
---------------------------------------------------------------------------------------------------------------------
                                                                                       444,887             413,867
---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------------------------------------------------

                                                                                    $3,209,168          $2,842,586
=====================================================================================================================










                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2000
                                                                                    (Restated)              1999
                                                                             -----------------------------------------
OPERATING ACTIVITIES
   Net Income Available for Common Stock                                             $124,989              $110,604
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                     102,685                92,820
         Deferred Income Taxes                                                         11,399                12,912
         Minority Interest in Foreign Subsidiaries                                      2,255                 2,540
         Other                                                                          5,102                 5,597
         Change in:
           Receivables and Unbilled Utility Revenue                                  (53,959)              (56,195)
           Gas Stored Underground and Materials and
            Supplies                                                                   14,579                11,235
           Unrecovered Purchased Gas Costs                                              1,835                 6,316
           Prepayments                                                                  9,415               (6,284)
           Accounts Payable                                                               561              (13,234)
           Amounts Payable to Customers                                               (2,864)                15,703
           Other Accruals and Current Liabilities                                      51,810                46,637
           Other Assets                                                               (7,826)              (12,203)
           Other Liabilities                                                            1,030                31,576
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                                                                 261,011               248,024
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                             (184,862)             (205,859)
   Investment in Subsidiaries, Net of Cash Acquired                                 (123,809)                     -
   Investment in Partnerships                                                         (4,375)               (3,633)
   Other                                                                               11,390                 3,519
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (301,656)             (205,973)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                              125,450                24,700
   Net Proceeds from Issuance of Long-Term Debt                                       149,334                98,736
   Reduction of Long-Term Debt                                                      (161,499)             (115,365)
   Dividends Paid on Common Stock                                                    (54,253)              (51,904)
   Proceeds from Issuance of Common Stock                                              11,128                 7,921
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing                                               70,160              (35,912)
Activities
----------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rates on Cash                                                      (3,383)                 (728)
----------------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Temporary Cash                                                26,132                 5,411
Investments

Cash and Temporary Cash Investments at October 1                                       29,222                30,437

----------------------------------------------------------------------------------------------------------------------

Cash and Temporary Cash Investments at June 30                                        $55,354               $35,848
======================================================================================================================



                 See Notes to Consolidated Financial Statements

         ----------------------------

                            National Fuel Gas Company
                            -------------------------
                 Consolidated Statement of Comprehensive Income
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                     ---------------------------------------------------
(Thousands of Dollars)                                                          2000
                                                                             (Restated)                     1999
                                                                     ---------------------------------------------------

Net Income Available for Common Stock                                               $9,070                   $11,840
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                             762                     2,326
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                          447                       -
   Less:  Reclassification Adjustment for Gains
       Realized in Net Income                                            (103)                      -
                                                                     -----------              -----------
                                                                                       344                         -
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Gain, Before Tax                                                 1,106                     2,326
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period            (156)                      -
   Less:  Reclassification Adjustment for Income Tax
   Expense on Gains Realized in Net Income                                 36                       -
                                                                     -----------              -----------
                                                                                      (120)                        -
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Gain, Net of Tax                                                   986                     2,326
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                               $10,056                   $14,166
========================================================================================================================




                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                  -------------------------------------------------------
(Thousands of Dollars)                                                        2000
                                                                           (Restated)                       1999
                                                                  -------------------------------------------------------
Net Income Available for Common Stock                                             $124,989                   $110,604
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                         (15,802)                    (16,719)
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                     1,867                          -
   Less:  Reclassification Adjustment for Gains
       Realized in Net Income                                         (103)                         -
                                                                  -----------                 -----------
                                                                                     1,764                          -
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss, Before Tax                                               (14,038)                    (16,719)
Income Tax Expense Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period            (653)                         -
   Less:  Reclassification Adjustment for Income Tax
   Expense on Gains Realized in Net Income                              36                          -
                                                                  -----------                 -----------
                                                                                      (617)                         -
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss, Net of Tax                                               (14,655)                    (16,719)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                              $110,334                    $93,885
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

         In June 2000, Seneca acquired 100% of the stock of Tri Link Resources, Ltd. (Tri Link). Details of the acquisition are as follows (dollars in millions):

                  Assets acquired                             $260.7
                  Liabilities assumed                         (136.9)
                  Cash acquired at acquisition                  -
                                                              ------
                  Cash paid, net of cash acquired             $123.8
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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):
                                                   Nine Months Ended
                                                       June 30,
                                        ---------------------------------------
                                                2000
                                             (Restated)             1999
                                        ------------------ --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                   $49,979              $35,940
     State                                      13,538                6,050

  Deferred Income Taxes
     Federal                                     6,927               13,585
     State                                         409                1,706

  Foreign Income Taxes                           2,986                3,046
-------------------------------------------------------------------------------
                                                73,839               60,327

Other Income:
  Deferred Investment Tax Credit                  (788)                (499)

Minority Interest in Foreign Subsidiaries         (479)                (705)
-------------------------------------------------------------------------------

Total Income Taxes                             $72,572              $59,123
===============================================================================

         ----------------------------


The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                Nine Months Ended
                                                    June 30,
                                           2000
                                        (Restated)             1999
--------------------------------------------------------------------------

U.S.                                     $184,486             $155,553
Foreign                                    13,075               14,174
--------------------------------------------------------------------------
                                         $197,561             $169,727
==========================================================================

           Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                       Nine Months Ended
                                                           June 30,
                                            -----------------------------------
                                                    2000
                                                 (Restated)           1999
                                            -----------------------------------

Net income available for common stock              $124,989          $110,604
Total income taxes                                   72,572            59,123
-------------------------------------------------------------------------------

Income before income taxes                         $197,561          $169,727
===============================================================================

Income tax expense, computed at
 statutory rate of 35%                             $ 69,146          $ 59,404

Increase (reduction) in taxes resulting from:
  State income taxes                                  9,229             5,045
  Depreciation                                        1,387             1,492
  Prior years tax adjustment                             37           (1,329)
  Foreign tax in excess of (less than)
   statutory rate                                    (2,629)          (2,620)
  Miscellaneous                                      (4,598)          (2,869)
-------------------------------------------------------------------------------

  Total Income Taxes                               $ 72,572          $ 59,123
===============================================================================

           Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                               At June 30, 2000
                                                                 (Restated)                 At September 30, 1999
                                                       --------------------------------------------------------------
Deferred Tax Liabilities:
  Excess of tax over book depreciation                              $219,521                     $227,881
  Exploration and intangible well drilling costs                     118,237                       95,034
  Other                                                               59,663                       39,040
---------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                       397,421                      361,955
---------------------------------------------------------------------------------------------------------------------

Deferred Tax Assets:
  Capitalized overheads                                              (29,345)                     (26,861)
  Other                                                              (62,299)                     (60,086)
---------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                            (91,644)                     (86,947)
---------------------------------------------------------------------------------------------------------------------

Total Net Deferred Income Taxes                                     $305,777                     $275,008
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

         Seneca's call and put options are being marked-to-market with gains or losses recorded in Operating Revenues on the Consolidated Statement of Income. The mark-to-market adjustment for the quarter and nine months ended June 30, 2000 was a loss of $7.4 million. The mark-to-market adjustment for the quarter and nine months ended June 30, 1999 was a loss of $1.1 million. The fair value of the call and put options at June 30, 2000 was a net liability of $11.1 million. During the quarter and nine months ended June 30, 2000, Seneca paid the counterparty $4.1 million and $7.5 million, respectively, related to the exercise of a portion of the written call options and received $3.1 million and $8.0 million, respectively, from the counterparty related to Seneca's exercise of a portion of the $20.00 per bbl call options that it had purchased. Settlements related to Seneca's call and put options during the quarter and nine months ended June 30, 1999 were minor payments of less than $100,000.

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

         At June 30, 2000, NFR had natural gas futures contracts that qualify for hedge accounting covering 0.3 Bcf of gas on a net basis (net long position) extending through 2002 at a weighted average contract price of $3.87 per Mcf. NFR had purchased natural gas options outstanding that qualify for hedge accounting covering 2.6 Bcf of gas extending through 2001 at a weighted average strike price of $3.41 per Mcf. NFR also had sold natural gas options outstanding that qualify for hedge accounting covering 2.6 Bcf of gas extending through 2001 at a weighted average strike price of $4.27 per Mcf. The exchange-traded futures and exchange-traded options are used to hedge NFR's purchase and sale commitments and storage gas inventory. The fair value of NFR's outstanding exchange-traded futures and exchange-traded options at June 30, 2000 was a net liability of approximately $2.0 million. This fair value reflects the estimated net amount that NFR would pay to terminate its exchange-traded futures and exchange-traded options at June 30, 2000. This liability was substantially offset by corresponding unrecognized gains from the related commodity transaction. NFR recognized net gains of $2.2 million and $4.0 million related to these futures contracts and options during the quarter and nine months ended June 30, 2000, respectively. During the quarter and nine months ended June 30, 1999, NFR recognized net losses of $1.1 million and $6.5 million, respectively, related to these futures contracts and options. These gains or losses were substantially offset by the related commodity transaction. NFR's accounting policy is to defer gains or losses from the natural gas futures that qualify for hedge accounting in either Other Deferred Credits or Deferred Charges on the Consolidated Balance Sheet until the hedged commodity transaction occurs, at which point they are reflected in operating revenues on the Consolidated Statement of Income. NFR's accounting policy for options that qualify for hedge accounting is to defer the premium paid or received on the Consolidated Balance Sheet and amortize the premium over the life of the option.

         At June 30, 2000, NFR had purchased natural gas options outstanding that do not qualify for hedge accounting covering a notional amount of 67.7 Bcf extending through 2001 at a weighted average strike price of $4.24 per Mcf at June 30, 2000. It had also sold natural gas options outstanding that do not qualify for hedge accounting covering a notional amount of 90.0 Bcf extending through 2001 at a weighted average strike price of $4.51 per Mcf. The outstanding exchange-traded futures contracts that do not qualify for hedge accounting amounted to 1.2 Bcf of gas on a net basis (net short position), extending through 2001, at a weighted average contract price of $3.91 per Mcf. All of NFR's exchange-traded options and exchange-traded futures that do not qualify for hedge accounting are marked-to-market on a quarterly basis with resulting gains or losses recorded in operating revenues on the Consolidated Statement of Income. The mark-to-market adjustment for these instruments was a loss of $13.8 million for the quarter ending June 30, 2000. The fair value of these exchange-traded options and exchange-traded futures at June 30, 2000 was a net liability of $9.1 million. This fair value reflects the estimated net amount that NFR would pay to terminate its exchange-traded options and exchange-traded futures at June 30, 2000.

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

         ----------------------------


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

         -----------------------------


Quarter Ended June 30, 2000 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Total
                            Pipeline   Exploration               Energy           Reportable             Corporate and     Total
                            and           and                   Marketing          Segments              Intersegment  Consolidated
                  Utility   Storage    Production International (Restated) Timber (Restated)  All Other  Eliminations   (Restated)
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from
External           $160,428   $19,736      $53,447    $15,303    $25,653   $10,662  $285,229  $(4,028)      $   -         $281,201
Customers

Intersegment
Revenues              4,022    22,104            -          -          -         -    26,126    4,322     (30,448)              -

Segment Profit:
Net Income (Loss)     5,565     7,324        6,026     (1,394)     (9,390)   1,155     9,286     (315)         99            9,070

  Nine Months Ended June 30, 2000 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Total
                            Pipeline   Exploration               Energy           Reportable            Corporate and    Total
                            and           and                   Marketing         Segments              Intersegment  Consolidated
                  Utility   Storage    Production International (Restated) Timber (Restated) All Other  Eliminations   (Restated)
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External           $727,172   $61,775     $153,591    $92,985   $108,561   $30,933    $1,175,017 $982       $   -       $1,175,999
Customers

Intersegment
Revenues             16,868    66,425          224          -          -         -    83,517    4,323     (87,840)               -

Segment Profit:
Net Income (Loss)    68,843    26,762       21,910      7,606     (7,942)    6,175   123,354      212       1,423          124,989

  Quarter Ended June 30, 1999 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                            Pipeline   Exploration                                 Total                Corporate and
                            and           and                    Energy          Reportable             Intersegment     Total
                  Utility   Storage    Production International Marketing Timber  Segments   All Other  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External           $141,960   $19,544      $38,655    $16,089    $25,979    $6,333  $248,560      $98       $   -         $248,658
Customers

Intersegment
Revenues              1,236    20,925        1,507          -          -         -    23,668        -     (23,668)               -

Segment Profit:
Net Income (Loss)     3,439     6,995        2,576     (2,495)       847       586    11,948      (43)        (65)          11,840

  Nine Months Ended June 30, 1999 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

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



Item 1.  Financial Statements (Concl.)
         -----------------------------


Note 8 - Restatement. The Company's financial statements at June 30, 2000 and for the three months and nine months ended June 30, 2000 have been restated from amounts previously reported to reflect the impact of additional mark-to-market losses related to derivative financial instruments used by the Energy Marketing segment that did not qualify for hedge accounting. The following table shows the income statement and balance sheet line items that have been restated:


                                                          Restated                  As Previously Reported
                                                          --------                  ----------------------
Operating Revenues:
       Three Months Ended June 30, 2000               $   281,201                        $   289,757
       Nine Months Ended June 30, 2000                  1,175,999                          1,184,555

Income Taxes:
       Three Months Ended June 30, 2000                    11,323                             14,481
       Nine Months Ended June 30, 2000                     73,839                             76,997

Net Income Available for Common Stock:
       Three Months Ended June 30, 2000                     9,070                             14,468
       Nine Months Ended June 30, 2000                    124,989                            130,387

Basic Earnings Per Common Share:
       Three Months Ended June 30, 2000                      0.23                               0.37
       Nine Months Ended June 30, 2000                       3.20                               3.34

Diluted Earnings Per Common Share:
       Three Months Ended June 30, 2000                      0.23                               0.36
       Nine Months Ended June 30, 2000                       3.17                               3.30

Deferred Charges                                           11,341                             21,955
Earnings Reinvested in the Business                       542,474                            547,872
Other Accruals and Current Liabilities                    138,609                            140,667
Accumulated Deferred Income Taxes                         305,777                            308,935
Total Assets                                            3,209,168                          3,219,782
Total Capitalization and Liabilities                    3,209,168                          3,219,782

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

Earnings. The Company's earnings were $9.1 million, or $0.23 per common share (basic and diluted), for the quarter ended June 30, 2000. This compares with earnings of $11.8 million, or $0.31 per common share ($0.30 per common share on a diluted basis), for the quarter ended June 30, 1999. The decrease in earnings of approximately $2.7 million is the result of a loss in the Energy Marketing segment this year compared with the earnings reported in the prior year's quarter. This was offset in part by higher earnings in the Exploration and Production, Utility, Timber, and Pipeline and Storage segments and a lower loss in the current quarter for the International segment. .

           The Company's earnings were $125.0 million, or $3.20 per common share ($3.17 per common share on a diluted basis), for the nine months ended June 30, 2000. This compares with earnings of $110.6 million, or $2.86 per common share ($2.84 per common share on a diluted basis), for the nine months ended June 30, 1999. The increase in earnings of $14.4 million is the result of higher earnings in the Exploration and Production, Utility and Timber segments. These increases were offset in part by lower earnings in the Pipeline and Storage and International segments and a loss in the Energy Marketing segment.

           Due to the precipitous rise in natural gas prices this quarter, the Company took a $21.3 million pretax, or $13.7 million after tax charge to earnings for the quarter ended June 30, 2000. This charge recognizes the estimated net value related to derivative financial instruments that do not qualify for hedge accounting. Generally Accepted Accounting Principles require the Company to mark these derivative financial instruments to market at the end of each quarter. The contracts relate to price risk management activities in the Exploration and Production and Energy Marketing segments. This mark-to-market adjustment does not reflect the actual gain or loss that will be realized upon settlement of the option contracts.

           Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
------------------------------------------------ ---------------------------------- ----------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                             2000                               2000
                                                     (Restated)           1999          (Restated)           1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Utility                                                $ 5,565           $ 3,439         $ 68,843          $ 62,438
Pipeline and Storage                                     7,324             6,995           26,762            30,094
Exploration and Production                               6,026             2,576           21,910             2,982
International                                           (1,394)           (2,495)           7,606             7,996
Energy Marketing                                        (9,390)              847           (7,942)            1,730
Timber                                                   1,155               586            6,175             4,445
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
   Total Reportable Segments                             9,286            11,948          123,354           109,685
All Other                                                 (315)              (43)             212               162
Corporate                                                   99               (65)           1,423               757
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
   Total Consolidated                                   $9,070           $11,840         $124,989          $110,604
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Utility

Utility Operating Revenues
------------------------------------------------ ---------------------------------- ----------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
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
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Utility Throughput
------------------------------------------------ ---------------------------------- ----------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
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

Pipeline and Storage

Pipeline and Storage Operating Revenues
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


Pipeline and Storage Throughput
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

Exploration and Production

Exploration and Production Operating Revenues
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

Production Volumes
----------------------------------------------- ---------------------------------- ----------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
----------------------------------------------- ---------------------------------- ----------------------------------
                                                         2000              1999             2000              1999
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
Gas Production (MMcf)
  Gulf Coast                                            8,860             8,532           24,948            21,473
  West Coast                                            1,058             1,050            3,301             2,839
  Appalachia                                            1,100             1,069            3,252             3,381
  Canada                                                   17                 -               17                 -
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                       11,035            10,651           31,518            27,693
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
Oil Production (thousands of barrels)
  Gulf Coast                                              372               352            1,025             1,022
  West Coast                                              714               664            2,106             1,957
  Appalachia                                                3                 2                7                 7
  Canada                                                  128                 -              128                 -
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                        1,217             1,018            3,266             2,986
----------------------------------------------- ---------------- ----------------- ---------------- -----------------


Average Prices
----------------------------------------------- ---------------------------------- ----------------------------------
                                                       Three Months Ended                 Nine Months Ended
                                                            June 30,                           June 30,
----------------------------------------------- ---------------------------------- ----------------------------------
                                                          2000              1999             2000              1999
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                             $3.57             $2.19            $2.93             $1.99
  West Coast                                             $3.58             $2.30            $3.02             $2.17
  Appalachia                                             $3.03             $2.31            $2.94             $2.42
  Canada                                                 $2.68                 -            $2.68                 -
  Weighted Average                                       $3.52             $2.22            $2.94             $2.06
  Weighted Average After Hedging                         $2.57             $2.24            $2.65             $2.22

Average Oil Price/bbl
  Gulf Coast                                            $28.83            $16.54           $27.06            $13.41
  West Coast                                            $24.15            $12.60           $22.70            $10.19
  Appalachia                                            $27.16            $14.95           $24.23            $13.19
  Canada                                                $28.58                 -           $28.58                 -
  Weighted Average                                      $26.06            $13.97           $24.30            $11.30
  Weighted Average After Hedging                        $23.52            $14.02           $20.22            $11.92
----------------------------------------------- ---------------- ----------------- ---------------- -----------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


International

International Operating Revenues
----------------------------------------------- ---------------------------------- ----------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
----------------------------------------------- ---------------------------------- ----------------------------------
(Thousands)                                              2000              1999             2000              1999
----------------------------------------------- ---------------- ----------------- ---------------- -----------------

   Heating                                               $7,601          $8,221            $64,291         $68,020
   Electricity                                            7,141           7,853             25,466          27,224
   Other                                                    561              15              3,228           1,922
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                        $15,303         $16,089            $92,985         $97,166
----------------------------------------------- ---------------- ----------------- ---------------- -----------------


International Heating and Electric Volumes
----------------------------------------------- ---------------------------------- ----------------------------------
                                                     Three Months Ended                  Nine Months Ended
                                                          June 30,                           June 30,
----------------------------------------------- ---------------------------------- ----------------------------------
                                                       2000              1999             2000              1999
----------------------------------------------- ---------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                     1,199,835         1,266,929        9,464,307         9,502,415
   Electricity Sales (megawatt hours)                   271,823           279,987          911,520           897,829

----------------------------------------------- ---------------- ----------------- ---------------- -----------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------

Energy Marketing

Energy Marketing Operating Revenues
------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                             2000                             2000
                                                     (Restated)           1999        (Restated)             1999
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Natural Gas (after Hedging)                             $38,631           $25,407         $120,193           $81,693
Electricity                                                 536               471            1,290             1,179
Other                                                   (13,514)              101          (12,922)             (619)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        $25,653           $25,979         $108,561           $82,253
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


Energy Marketing Volumes
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
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

2000 Compared with 1999
Operating revenues for the Energy Marketing segment decreased $0.3 million for the quarter ended June 30, 2000, as compared with the same period a year ago. For the nine months ended June 30, 2000, operating revenues increased $26.3 million over last year's nine months ended June 30, 1999. Operating revenues for both the quarter and the nine month period reflect higher marketing volumes and revenues as NFR's customer base continues to increase. However, NFR recognized a negative $13.8 million mark-to-market adjustment related to derivative financial instruments for the quarter and nine months ended June 30, 2000 (included in "Other" on the table above). See further discussion of NFR's exchange-traded futures and exchange-traded options in the "Market Risk Sensitive Instruments" section that follows and in Item 1, Note 5 - Derivative Financial Instruments.

         The Energy Marketing segment incurred losses for both the quarter and nine months ended June 30, 2000. When compared to the same periods a year ago, earnings decreased $10.2 million for the quarter and $9.7 million for the nine month period. The most significant reason for these decreases were the mark-to-market adjustments related to derivative financial instruments, noted above.

Timber

Timber Operating Revenues
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

         The Company's expenditures for long-lived assets totaled $314.2 million during the nine months ended June 30, 2000. The table below presents these expenditures:

--------------------------------------------- ----------------------- ----------------------- -----------------------
Nine Months Ended June 30, 2000
(in millions of dollars)
--------------------------------------------- ----------------------- ----------------------- -----------------------
                                                                          Investments in              Total
                                                     Capital               Corporations          Expenditures for
                                                   Expenditures          and Partnerships        Long-Lived Assets
--------------------------------------------- ----------------------- ----------------------- -----------------------

   Utility                                            $ 43.1                    $  -                   $43.1
   Pipeline and Storage                                 27.8(1)                  1.8                    29.6
   Exploration and Production                           96.4                   123.8                   220.2
   International                                         6.3                       -                     6.3
   Timber                                               11.4                       -                    11.4
   Energy Marketing                                        -                       -                       -
   All Other                                             1.0                     2.6                     3.6
--------------------------------------------- ----------------------- ----------------------- -----------------------
                                                     $186.0(1)                $128.2                  $314.2
--------------------------------------------- ----------------------- ----------------------- -----------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


         The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at June 30, 2000, the Company would have been permitted to issue up to a maximum of $521.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at June 30, 2000, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $231.2 million of short-term debt.

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

Natural Gas Price Swap Agreements

-------------------------------------------------- -----------------------------------------------------------------
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
-------------------------------------------------- ------------ ------------ ------------- ------------ ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Crude Oil Price Swap Agreements
-------------------------------

-------------------------------------------------- ----------------------------------------------------------------------
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

No Cost Collars
---------------

---------------------------------------------------------------------- ---------------------------------------------
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
---------------------------------------------------------------------- -------------- -------------- ---------------

Purchased Call Option
---------------------


-------------------------------------------------------------------------
                                          Expected Maturity Date - 2000
-------------------------------------------------------------------------
Crude Oil

   Notional Quantities (Equivalent bbls)            368,000
   Weighted Average Strike Price (per bbl)           $20.00
-------------------------------------------------------------------------

         At June 30, 2000, Seneca would have had to pay the counterparty to its call options $11.1 million on a net basis to terminate its call options. Seneca would have paid the counterparty $15.0 million related to the exercise of the written call and put options but would have received $3.9 million related to Seneca's exercise of its purchased call option.

         The Company is exposed to credit risk on the price swap agreements and no cost collars that Seneca has entered into as well as on the call options that Seneca has purchased. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check and then on an ongoing basis monitors counterparty credit exposure. The Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.*

         The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date for exchange-traded futures contracts utilized by NFR to manage natural gas price risk. These instruments qualify for hedge accounting. The table does not reflect the earnings impact of the physical transactions that are expected to offset any financial gains or losses arising from the use of the futures contracts. At June 30, 2000, NFR held no futures contracts with maturity dates extending beyond 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Exchange-Traded Futures Contracts
------------------------------------------------------------ ------------- ---------------- ---------------------------

                                                                            Expected Maturity Dates
                                                             ----------------------------------------------------------
                                                                  2000             2001         2002          Total
                                                               (Restated)       (Restated)    (Restated)    (Restated)
------------------------------------------------------------ ------------- ---------------- ------------- -------------

Contract Volumes Purchased (Sold) (Equivalent Bcf)                  1.5            (1.2)            -*          0.3
Weighted Average Contract Price (per Mcf)                         $3.99            $3.82        $3.57         $3.87
Weighted Average Settlement Price (per Mcf)                       $4.69            $4.41        $3.66         $4.46
------------------------------------------------------------ ------------- ---------------- ------------- -------------

*Volumes purchased amount to approximately 38,000 Mcf.

         At June 30, 2000, NFR would have received approximately $0.1 million to settle these exchange-traded futures.

         The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date for exchange-traded futures contracts utilized by NFR to manage natural gas price risk. These instruments do not qualify for hedge accounting. At June 30, 2000, NFR held no futures contracts with maturity dates extending beyond 2001.


Exchange-Traded Futures Contracts
------------------------------------------------------------ ------------- ---------------- ---------------------------

                                                                                   Expected Maturity Dates
                                                             ------------- --------------------------------------------
                                                                                    2000         2001         Total
                                                                                 (Restated)   (Restated)    (Restated)
------------------------------------------------------------ ------------- ---------------- ------------- -------------

Contract Volumes Purchased (Sold) (Equivalent Bcf)                                  (2.0)         0.8          (1.2)
Weighted Average Contract Price (per Mcf)                                          $3.92        $3.83         $3.91
Weighted Average Settlement Price (per Mcf)                                        $4.69        $4.45         $4.68
------------------------------------------------------------ ------------- ---------------- ------------- -------------

         At June 30, 2000, NFR would have paid approximately $3.9 million to settle these exchange-traded futures.

         The following table discloses the notional quantities and weighted average strike prices by expected maturity dates for exchange-traded options utilized by NFR to manage natural gas price risk. These instruments qualify for hedge accounting. The table does not reflect the earnings impact of the physical transactions that would offset any financial gains or losses that might arise if an option were to be exercised. At June 30, 2000, NFR held no options with maturity dates extending beyond 2001.

Exchange-Traded Options Purchased

----------------------------------------------------------------------------
                                                Expected Maturity Date
                                          ----------------------------------
                                                          2001
                                                        (Restated)
----------------------------------------------------------------------------

Notional Quantities (Equivalent Bcf)                       2.6
Weighted Average Strike Price (per Mcf)                  $3.41
----------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Cont.)
         ---------------------


Exchange-Traded Options Sold
----------------------------

--------------------------------------------------------------------------------
                                                      Expected Maturity Date
                                                  ------------------------------
                                                               2001
                                                            (Restated)
--------------------------------------------------------------------------------

Notional Quantities (Equivalent Bcf)                           2.6
Weighted Average Strike Price (per Mcf)                      $4.27
--------------------------------------------------------------------------------

         NFR would have paid approximately $2.0 million to settle these exchange-traded options outstanding at June 30, 2000.

         The following table discloses the notional quantities and weighted average strike prices by expected maturity dates for exchange-traded options utilized by NFR to manage natural gas price risk. These instruments do not qualify for hedge accounting. At June 30, 2000, NFR held no such options with maturity dates extending beyond 2002.

Exchange-Traded Options Purchased
---------------------------------

--------------------------------------------------------------- -----------------------------------------------------
                                                                              Expected Maturity Dates
                                                                -----------------------------------------------------
                                                                         2000              2001             Total
                                                                      (Restated)       (Restated)         (Restated)
--------------------------------------------------------------- ------------------ ---------------- -----------------

Notional Quantities (Equivalent Bcf)                                        59.9             7.8              67.7
Weighted Average Strike Price (per Mcf)                                    $4.27           $3.99             $4.24
--------------------------------------------------------------- ------------------ ---------------- -----------------


Exchange-Traded Options Sold
----------------------------

-------------------------------------------------- ----------------------------------------------------
                                                              Expected Maturity Dates
                                                   ----------------------------------------------------
                                                             2000             2001            Total
                                                          (Restated)       (Restated)       (Restated)
-------------------------------------------------- ------------------ ---------------- ----------------

Notional Quantities (Equivalent Bcf)                           74.8            15.2             90.0
Weighted Average Strike Price (per Mcf)                       $4.55           $4.33            $4.51
-------------------------------------------------- ------------------ ---------------- ----------------

         NFR would have paid approximately $5.2 million to settle these exchange-traded options outstanding at June 30, 2000.

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

Also in June, Highland Land & Minerals, Inc. changed its name to Highland Forest Resources, Inc.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit
                  ------            ----------------------


                  3 (ii)            By-Laws:

                  3.1* National Fuel Gas Company By-Laws as amended on February 17, 2000.

                  (10)              Material Contracts

                  10.1* Amended and Restated Split Dollar Insurance Agreement, effective June 15, 2000 among National Fuel Gas Company, Bernard J. Kennedy, and Joseph B. Kennedy, as Trustee of the Trust under the Agreement dated January 9, 1998.

                  10.2* Contingent Benefit Agreement effective June 15, 2000 between National Fuel Gas Company and Bernard J. Kennedy.

                  *Previously filed.

Item 6.  Exhibits and Reports on Form 8-K (Concl.)
         -----------------------------------------

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit
                  ------            ----------------------


                  (12)              Statements regarding Computation of Ratios:


                                    Restated  Ratio of Earnings to Fixed Charges
                                    for the Twelve  Months  Ended June 30,  2000
                                    and the Fiscal  Years  Ended  September  30,
                                    1995 through 1999.

                  (27)              Financial Data Schedules

                  27.1 Restated Financial Data Schedule for the Nine Months Ended June 30, 2000.


                  27.2* Restated Financial Data Schedule for the Nine Months Ended June 30, 1999.

                  (99)              Restated    National    Fuel   Gas   Company
                                    Consolidated Statement of Income for the Twelve Months Ended June 30, 2000 and 1999.

                  *Previously filed.


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

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL FUEL GAS COMPANY
                                  (Registrant)





                               /s/Joseph P. Pawlowski
                               -------------------------------------
                               Joseph P. Pawlowski
                               Treasurer and
                               Principal Accounting Officer













Date:  November 14, 2000
       -----------------


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