Form 10-Q
period 2000-12-30
NATIONAL FUEL GAS CO
filed 2001-02-14
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

      Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $1 Par Value, outstanding as of January 31, 2001: 39,488,393 shares.

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
National Fuel Resources, Inc. (NFR)
Highland Forest Resources, Inc. (Highland)
Horizon Energy Development, Inc. (Horizon)
Upstate Energy Inc. (Upstate)
NFR Power, Inc. (NFR Power)
Niagara Independence Marketing Company (NIM)
Seneca Independence Pipeline Company (SIP)

INDEX

        Part I. Financial Information                                                Page

Item 1.  Financial Statements

         a.    Consolidated Statements of Income and Earnings Reinvested in the
               Business - Three Months Ended December 31, 2000 and 1999                 4

         b.    Consolidated Balance Sheets - December 31, 2000
               and September 30, 2000                                                5 - 6

         c.    Consolidated Statement of Cash Flows - Three Months
               Ended December 31, 2000 and 1999                                         7

         d.    Consolidated Statement of Comprehensive Income - Three
               Months Ended December 31, 2000 and 1999                                  8

         e.    Notes to Consolidated Financial Statements                            9 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        14 - 30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     30

               Part II. Other Information

Item 1.  Legal Proceedings                                                              30

Item 2.  Changes in Securities                                                          30

Item 3.  Defaults Upon Senior Securities                                                o

Item 4.  Submission of Matters to a Vote of Security Holders                            o

Item 5.  Other Information                                                              o

Item 6.  Exhibits and Reports on Form 8-K                                               31

Signature                                                                               32
o The Company has nothing to report under this item.

Reference to “the Company” in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure. All references to a certain year in this report are to the Company’s fiscal year ended September 30 of that year, unless otherwise noted.

This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), under the heading “Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with a “*” following the statement, as well as those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

Part I. Financial Information

Item 1. Financial Statements

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                        Three Months Ended
                                                            December 31,
(Thousands of Dollars, Except Per
 Common Share Amounts)                                   2000              1999

INCOME
Operating Revenues                                     $559,504          $377,031

Operating Expenses
  Purchased Gas                                         273,080           128,089
  Fuel Used in Heat and Electric Generation              16,064            17,780
  Operation                                              96,324            77,524
  Maintenance                                             4,967             5,155
  Property, Franchise and Other Taxes                    21,453            22,792
  Depreciation, Depletion and Amortization               39,136            33,716
  Income Taxes                                           33,359            21,738
                                                        484,383           306,794
Operating Income                                         75,121            70,237
Other Income                                              8,165             1,172
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries              83,286            71,409

Interest Charges
  Interest on Long-Term Debt                             19,058            16,671
  Other Interest                                         10,329             8,559
                                                         29,387            25,230
Minority Interest in Foreign Subsidiaries                  (915)           (1,311)

Net Income Available for Common Stock                    52,984            44,868

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                    525,847           472,517
                                                        578,831           517,385
Dividends on Common Stock
 (2000 - $0.48; 1999 - $0.465)                           18,891            18,084
Balance at December 31                                 $559,940          $499,301
=================================================================================

Earnings Per Common Share:
  Basic                                                   $1.35             $1.15
=================================================================================
  Diluted                                                 $1.32             $1.14
=================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                          39,380,113        38,923,141
=================================================================================
  Used in Diluted Calculation                        40,173,174        39,413,008
=================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                     December 31,
                                                         2000            September 30,
                                                    (Unaudited)             2000

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                            $3,912,994          $3,829,637
   Less - Accumulated Depreciation, Depletion
     and Amortization                                     1,188,062           1,146,246
                                                          2,724,932           2,683,391
Current Assets
   Cash and Temporary Cash Investments                       36,880              32,125
   Receivables - Net                                        262,071             122,127
   Unbilled Utility Revenue                                  96,833              27,105
   Gas Stored Underground                                    62,175              55,795
   Materials and Supplies - at average cost                  25,325              25,145
   Unrecovered Purchased Gas Costs                           49,336              29,681
   Prepayments                                               20,209              32,293
                                                            552,829             324,271

Other Assets
   Recoverable Future Taxes                                  84,199              84,199
   Unamortized Debt Expense                                  21,853              19,841
   Other Regulatory Assets                                   14,199              17,518
   Deferred Charges                                           8,719              12,497
   Other                                                     98,714              95,171
                                                            227,684             229,226

                                                         $3,505,445          $3,236,888
=======================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                          December 31,
                                                              2000            September 30,
                                                           (Unaudited)             2000
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 39,418,824 Shares and
    39,329,803 Shares, Respectively                             $ 39,419            $ 39,330
   Paid in Capital                                               455,795             452,217
   Earnings Reinvested in the Business                           559,940             525,847
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                         1,055,154           1,017,394
   Accumulated Other Comprehensive Loss                          (97,527)            (29,957)
Total Comprehensive Shareholders' Equity                         957,627             987,437
Long-Term Debt, Net of Current Portion                         1,153,652             953,622
Total Capitalization                                           2,111,279           1,941,059

Minority Interest in Foreign Subsidiaries                         25,681              23,031

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                             480,392             619,502
   Current Portion of Long-Term Debt                              11,232              11,262
   Accounts Payable                                              167,643              88,853
   Amounts Payable to Customers                                    7,707               9,583
   Other Accruals and Current Liabilities                        140,861              72,513
                                                                 807,835             801,713

Deferred Credits
   Accumulated Deferred Income Taxes                             293,312             326,994
   Taxes Refundable to Customers                                  14,410              14,410
   Unamortized Investment Tax Credit                               9,777               9,951
   Other Deferred Credits                                        121,935             107,165
   Fair Value of Derivative Financial Instruments                121,216              12,565
                                                                 560,650             471,085
Commitments and Contingencies                                          -                   -

                                                              $3,505,445          $3,236,888
============================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

                                                                      Three Months Ended
                                                                          December 31,
(Thousands of Dollars)                                               2000                  1999

OPERATING ACTIVITIES
   Net Income Available for Common Stock                             $52,984               $44,868
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                     39,136                33,716
         Deferred Income Taxes                                        12,459                13,996
         Minority Interest in Foreign Subsidiaries                       915                 1,311
         Other                                                           (26)                 (838)
         Change in:
           Receivables and Unbilled Utility Revenue                 (208,770)              (89,122)
           Gas Stored Underground and Materials and
            Supplies                                                  (6,206)               12,427
           Unrecovered Purchased Gas Costs                           (19,655)               (7,243)
           Prepayments                                                12,086                14,797
           Accounts Payable                                           77,845               (14,706)
           Amounts Payable to Customers                               (1,876)                 (145)
           Other Accruals and Current Liabilities                     68,389                16,605
           Other Assets                                                  350                 4,739
           Other Liabilities                                             252               (16,818)
Net Cash Provided by
 Operating Activities                                                 27,883                13,587

INVESTING ACTIVITIES
   Capital Expenditures                                              (69,319)              (57,817)
   Investment in Partnerships                                            (30)                 (950)
   Other                                                               8,229                   436
Net Cash Used in Investing Activities                                (61,120)              (58,331)

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper            (137,938)               65,330
   Net Proceeds from Issuance of Long-Term Debt                      197,294                     -
   Reduction of Long-Term Debt                                        (3,024)               (9,279)
   Dividends Paid on Common Stock                                    (18,844)              (18,015)
   Proceeds from Issuance of Common Stock                              2,310                 4,300
Net Cash Provided by Financing Activities                             39,798                42,336

Effect of Exchange Rates on Cash                                      (1,806)                 (736)
Net Increase (Decrease) in Cash and Temporary Cash
Investments                                                            4,755                (3,144)

Cash and Temporary Cash Investments at October 1                      32,125                29,222

Cash and Temporary Cash Investments at December 31                   $36,880               $26,078
==================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                          Three Months Ended
                                                                               December 31,
(Thousands of Dollars)                                                   2000                   1999

Net Income Available for Common Stock                                    $52,984               $44,868
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                 8,606                (9,501)
   Unrealized Gain on Securities Available for Sale                        1,565                   748
   Unrealized Loss on Derivative Financial Instruments                   (41,658)                    -
   Reclassification Adjustment for Realized Losses on Derivative
      Financial Instruments in Net Income                                 30,332                     -
Other Comprehensive Loss, Before Tax                                      (1,155)               (8,753)
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                548                   150
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period         (15,495)                    -
Reclassification Adjustment for Income Tax Benefit on Realized
   Losses from Derivative Financial Instruments in Net Income             11,595                     -
Income Taxes - Net                                                        (3,352)                  150
Other Comprehensive Income (Loss), Before Cumulative Effect,
   Net of Tax                                                              2,197                (8,903)
Cumulative Effect of Change in Accounting, Net of Tax                    (69,767)                    -
Other Comprehensive Loss, After Cumulative Effect, Net
   of Tax                                                                (67,570)               (8,903)
Comprehensive (Loss) Income                                             $(14,586)              $35,965
=======================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation. The Company consolidates its majority owned entities. The equity method is used to account for minority owned entities. All significant intercompany balances and transactions are eliminated.

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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2000, 1999 and 1998 that are included in the Company’s combined Annual Report to Shareholders/Form 10-K for 2000. The 2001 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the three months ended December 31, 2000 should not be taken as a prediction of earnings for the entire year ending September 30, 2001. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation’s New York tariff. The WNC is effective for October through May billings. Distribution Corporation’s tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment’s business is influenced by weather conditions, Supply Corporation’s straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Cumulative Effect of Change in Accounting. Effective October 1, 2000, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” and by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133.” The cumulative effect of this change decreased other comprehensive income by $69.8 million after tax. The cumulative effect of this change did not have a material impact on net income. The derivative financial instruments that comprise the cumulative effect recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company’s exposure to variability in expected future cash flows and relate primarily to the Company’s use of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas and crude oil. The liability for all of the Company’s derivative financial instruments was $121.2 million at December 31, 2000, and is reflected on the Consolidated Balance Sheet as Fair Value of Derivative Financial Instruments. The Consolidated Balance Sheet does not reflect the anticipated physical transactions related to the Company’s cash flow hedges.

Item 1. Financial Statements (Cont.)

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss)are as follows (in thousands):

                                      At December 31, 2000  At September 30, 2000
Cumulative Foreign Currency
     Translation Adjustment                  $(23,329)         $(31,935)
Net Unrealized Loss on Derivative
   Financial Instruments                      (77,193)                -
Net Unrealized Gain on Securities
    Available for Sale                          2,995             1,978
                                             --------          --------
Accumulated Other Comprehensive Loss         $(97,527)         $(29,957)
                                             ========          ========

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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                    Three Months Ended
                                                        December 31,
                                          ----------------------------------------
                                                   2000                1999
                                          ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                      $13,656              $ 7,709
     State                                          3,835                1,214
     Foreign                                        3,409               (1,177)

  Deferred Income Taxes
     Federal                                       10,844               12,022
     State                                          1,250                  429
     Foreign                                          365                1,541
------------------------------------------------------------- --------------------
                                                   33,359               21,738

Other Income:
  Deferred Investment Tax Credit                     (175)                (263)

Minority Interest in Foreign Subsidiaries            (407)                 (57)
------------------------------------------------------------- --------------------

Total Income Taxes                                $32,777              $21,418
============================================================= ====================
Item 1. Financial Statements (Cont.)

The U.S. and foreign components of income before income taxes are as follows (in thousands):
                                                        Three Months Ended
                                                            December 31,
                                                     2000                1999
------------------------------------------- ------------------- --------------------

U.S.                                                $76,751              $59,914
Foreign                                               9,010                6,372
------------------------------------------- ------------------- --------------------
                                                    $85,761              $66,286
=========================================== =================== ====================

         Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                            Three Months Ended
                                                                December 31,
                                                   ----------------------------------------
                                                           2000                 1999
                                                   ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                     $30,016              $23,200

Increase (reduction) in taxes resulting from:
  State income taxes                                         3,304                1,068
  Depreciation                                                 445                  476
  Foreign tax in excess of (less than)
   statutory rate                                              214               (1,924)
  Miscellaneous                                             (1,202)              (1,402)
-------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                       $32,777              $21,418
================================================== =================== ====================
Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):
                                              At December 31, 2000          At September 30, 2000
                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                     $382,907                     $375,660
  Deferred Gas Costs                                  17,593                       10,454
  Other                                               12,345                       13,322
-------------------------------------- --------------------------------- ----------------------------
Total Deferred Tax Liabilities                       412,845                      399,436
-------------------------------------- --------------------------------- ----------------------------

Deferred Tax Assets:
  Tax Impact in Accumulated Other
     Comprehensive Loss                              (45,811)                       1,065
  Other                                              (73,722)                     (73,507)
-------------------------------------- --------------------------------- ----------------------------
Total Deferred Assets                               (119,533)                     (72,442)
-------------------------------------- --------------------------------- ----------------------------

Total Net Deferred Income Taxes                     $293,312                     $326,994
====================================== ================================= ============================
Item 1. Financial Statements (Cont.)

Note 3 - Capitalization

Common Stock. During the three months ended December 31, 2000, the Company issued 89,021 shares of common stock under the Company’s stock and benefit plans.

        On December 7, 2000, 731,000 stock options and 275,000 stock appreciation rights were granted at an exercise price of $55.595 per share.

Note 4 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2000, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.7 million to $6.9 million. The minimum liability of $5.7 million has been recorded on the Consolidated Balance Sheet at December 31, 2000. Other than discussed in Note H of the 2000 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

        For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2000 Form 10-K.

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

Note 5 – Business Segment Information. The Company has six reportable segments: Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing and Timber. The breakdown of the Company’s reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2000 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2000 Form 10-K.

Item 1. Financial Statements (Concl.)

Quarter Ended December 31, 2000 (Thousands)

                                       Exploration                                        Total               Corporate and
                            Pipeline       and                     Energy              Reportable              Intersegment       Total
                   Utility  and Storage Production  International Marketing   Timber    Segments   All Other   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $348,131   $20,432     $101,254     $31,224    $48,186    $10,937    $560,164     $(660)          $  -         $559,504

Intersegment
Revenues               6,037    22,233            -           -          -          -      28,270     1,959        (30,229)               -

Segment Profit
(Loss):
Net Income            18,287     6,595       23,001       2,240       1,344     2,396      53,863      (732)         (147)           52,984

Quarter Ended December 31, 1999 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                        Total               Corporate and
                            Pipeline       and                     Energy              Reportable              Intersegment       Total
                   Utility  and Storage Production  International Marketing   Timber    Segments   All Other   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings. The Company’s earnings were $53.0 million, or $1.35 per common share ($1.32 per common share on a diluted basis), for the quarter ended December 31, 2000. This compares to earnings of $44.9 million, or $1.15 per common share ($1.14 per common share on a diluted basis), for the quarter ended December 31, 1999. The increase in earnings of $8.1 million is the result of higher earnings in the Exploration and Production, Timber and Energy Marketing segments. These higher earnings were offset in part by lower earnings in the Utility, Pipeline and Storage and International segments. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment

Three Months Ended December 31 (Thousands)          2000              1999
-------------------------------------------- ---------------- -----------------
Utility                                            $18,287           $21,753
Pipeline and Storage                                 6,595             9,282
Exploration and Production                          23,001             8,005
International                                        2,240             4,683
Energy Marketing                                     1,344               (17)
Timber                                               2,396               931
-------------------------------------------- ---------------- -----------------
   Total Reportable Segments                        53,863            44,637
All Other                                             (732)             (146)
Corporate                                             (147)              377
-------------------------------------------- ---------------- -----------------
   Total Consolidated                              $52,984           $44,868
-------------------------------------------- ---------------- -----------------

Utility

Utility Operating Revenues

Three Months Ended December 31 (Thousands)            2000              1999
---------------------------------------------- ---------------- -----------------
  Retail Sales Revenues:
    Residential                                     $252,558          $169,643
    Commercial                                        43,819            27,160
    Industrial                                        11,405             4,491
---------------------------------------------- ---------------- -----------------
                                                     307,782           201,294
---------------------------------------------- ---------------- -----------------
  Off-System Sales                                    21,987             8,366
  Transportation                                      24,511            23,804
  Other                                                 (112)             (248)
---------------------------------------------- ---------------- -----------------
                                                    $354,168          $233,216
---------------------------------------------- ---------------- -----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Utility Throughput

Three Months Ended December 31 (MMcf)             2000              1999
------------------------------------------ ---------------- -----------------
  Retail Sales:
    Residential                                   24,001            20,466
    Commercial                                     4,451             3,678
    Industrial                                     1,674               986
------------------------------------------ ---------------- -----------------
                                                  30,126            25,130
------------------------------------------ ---------------- -----------------
  Off-System Sales                                 3,181             2,760
  Transportation                                  17,514            16,808
------------------------------------------ ---------------- -----------------
                                                  50,821            44,698
------------------------------------------ ---------------- -----------------

First Quarter 2001 Compared with First Quarter 2000

Operating revenues for the Utility segment increased $121.0 million for the quarter ended December 31, 2000 as compared with the same period a year ago. The increase in retail sales revenues is primarily the result of the recovery of higher gas costs stemming from an increase in retail gas sales volumes, as shown above (6.1 billion cubic feet (Bcf) increase for the quarter ended December 31, 2000), and an increase in the average cost of purchased gas ($7.43 and $4.43 per thousand cubic feet (Mcf) during the quarters ended December 31, 2000 and 1999, respectively). The increase in transportation revenues is a result of higher transportation volumes. Colder weather, as shown below, was the major factor for the increase in retail gas sales volumes and transportation volumes. Off-system sales revenues increased largely due to increased gas prices and slightly higher volumes. However, due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. Partly offsetting these increases to revenue was the impact of a $10.0 million rate decrease for the Utility’s New York customers that went into effect October 1, 2000 in connection with the three year rate settlement reached with the New York State Public Service Commission. This rate decrease is provided in the form of a bill credit included in rates during the November 1 through March 31 heating season.

         The Utility segment's first quarter 2001 earnings were $18.3 million, a decrease of $3.5 million when compared with the first quarter 2000 earnings. The most significant reasons for this decrease are the decrease in rates for the Utility's New York customers, mentioned above, as well as an increase in Operating and Maintenance (O&M) expense. The increase in O&M expense resulted from an after tax charge in December 2000 of approximately $0.6 million (after tax) for an early retirement offer accepted by certain employees in Pennsylvania and higher stock appreciation rights (SARs) expense of $2.6 million (after tax) compared to last year’s first quarter. Partly offsetting these decreases was the impact of weather, which in the Pennsylvania jurisdiction was approximately 26% colder than last year's first quarter. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. For the quarter ended December 31, 2000, the WNC resulted in a benefit to customers of $1.1 million (after tax) since it was colder than normal, while for the quarter ended December 31, 1999, the WNC preserved earnings for Distribution Corporation of $2.6 million (after tax) since it was warmer than normal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Degree Days

                                                                                             Percent (Warmer)
                                                                                                Colder Than
Three Months Ended                                                                    --------------------------------
December 31                           Normal          2000              1999               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,314          2,488             2,096                7.5%            18.7%
Erie                                   2,030          2,332             1,854               14.9%            25.8%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues

Three Months Ended December 31 (Thousands)           2000              1999
--------------------------------------------- ---------------- -----------------
Firm Transportation                                 $22,741           $22,761
Interruptible Transportation                            810                60
--------------------------------------------- ---------------- -----------------
                                                     23,551            22,821
--------------------------------------------- ---------------- -----------------
Firm Storage Service                                 15,068            15,984
Interruptible Storage Service                           168               122
--------------------------------------------- ---------------- -----------------
                                                     15,236            16,106
--------------------------------------------- ---------------- -----------------
Other                                                 3,878             4,238
--------------------------------------------- ---------------- -----------------
                                                    $42,665           $43,165
--------------------------------------------- ---------------- -----------------

Pipeline and Storage Throughput

Three Months Ended December 31 (MMcf)            2000              1999
----------------------------------------- ---------------- -----------------
Firm Transportation                              89,542            82,630
Interruptible Transportation                      5,950               241
----------------------------------------- ---------------- -----------------
                                                 95,492            82,871
----------------------------------------- ---------------- -----------------

First Quarter 2001 Compared with First Quarter 2000

Operating revenues for the Pipeline and Storage segment decreased $0.5 million for the quarter ended December 31, 2000 as compared with the same period a year ago. This decrease was due mainly to lower revenues from firm storage service and lower revenues from unbundled pipeline sales and open access transportation offset, in part, by higher interruptible transportation revenues. While transportation volumes increased significantly, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design. However, higher interruptible transportation volumes did contribute to an increase in interruptible transportation revenues, as shown above.

        Earnings in the Pipeline and Storage segment decreased $2.7 million from $9.3 million for the quarter ended December 31, 1999 to $6.6 million for the quarter ended December 31, 2000. Lower operating revenues, as mentioned above, and higher O&M expense, contributed to this decrease. The increase in O&M expense was the result of a $0.6 million after tax charge for an early retirement offer in Pennsylvania in December 2000 and higher SARs expense (an increase of $3.3 million after tax) compared to last year’s first quarter. Partly offsetting these negative impacts to earnings was an increase in other income realized upon the buy-out by a customer of a long-term transportation contract ($2.6 million after tax).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

Exploration and Production Operating Revenues

Three Months Ended December 31 (Thousands)           2000              1999
---------------------------------------------- ---------------- -----------------
  Gas (after Hedging)                                $32,324           $26,631
  Oil (after Hedging)                                 42,474            17,575
  Gas Processing Plant                                10,517             4,092
  Other                                               15,939             1,720
---------------------------------------------- ---------------- -----------------
                                                    $101,254           $50,018
---------------------------------------------- ---------------- -----------------

Production Volumes

------------------------------------------ ---------------- -----------------
Three Months Ended December 31                      2000              1999
------------------------------------------ ---------------- -----------------
Gas Production (million cubic feet)
  Gulf Coast                                       6,429             7,946
  West Coast                                       1,044             1,116
  Appalachia                                       1,043             1,107
  Canada                                             122                 -
------------------------------------------ ---------------- -----------------
                                                   8,638            10,169
------------------------------------------ ---------------- -----------------
Oil Production (thousands of barrels)
  Gulf Coast                                         356               322
  West Coast                                         745               686
  Appalachia                                           2                 3
  Canada                                             741                 -
------------------------------------------ ---------------- -----------------
                                                   1,844             1,011
------------------------------------------ ---------------- -----------------

Average Prices

--------------------------------------- ---------------- -----------------
Three Months Ended December 31                    2000              1999
--------------------------------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                     $5.91             $2.57
  West Coast                                     $9.36             $2.90
  Appalachia                                     $4.18             $2.90
  Canada                                         $4.75                 -
  Weighted Average                               $6.10             $2.64
  Weighted Average After Hedging                 $3.74             $2.62

Average Oil Price/barrel (bbl)
  Gulf Coast                                    $31.80            $23.36
  West Coast                                    $26.94            $19.97
  Appalachia                                    $30.90            $21.67
  Canada                                        $28.01                 -
  Weighted Average                              $28.31            $21.06
  Weighted Average After Hedging                $23.03            $17.39
--------------------------------------- ---------------- -----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

First Quarter 2001 Compared with First Quarter 2000

Operating revenues for the Exploration and Production segment increased $51.2 million for the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999. Oil production revenue after hedging increased $24.9 million from last year’s first quarter as the weighted average price of oil after hedging increased 32% and oil production increased 82%. Oil production from Canadian wells acquired as part of the June 2000 acquisition of Tri Link Resources, Ltd. (Tri Link), now known as National Fuel Exploration Corp. (NFE), added $15.8 million to oil revenues. Gas production revenues after hedging increased $5.7 million principally due to the 43% increase in the weighted average price of gas after hedging. Higher gas prices more than compensated for an overall decrease in gas production. The decrease in production was greatest in the Gulf Coast region as there was a delay in placing new platforms on production and delays in work-over activity. These delays are due to personnel and equipment shortages and a tight rig market. Based on these delays, the Company has lowered its total production estimate for the year to 90–95 Bcfe (see Outlook for 2001 below). Revenue from Seneca’s gas processing plant was up $6.4 million due to higher gas prices. In addition, this segment recognized an increase of $13.6 million in revenues resulting from mark-to-market and other revenue adjustments related to derivative financial instruments. Refer to tables below for production and price information. Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows.

        The Exploration and Production segment’s first quarter 2001 earnings were $23.0 million, an increase of $15.0 million when compared with the first quarter 2000 earnings of $8.0 million. As discussed above, significant increases in oil and gas pricing in the current quarter, an 82% increase in oil production, attributable mainly to NFE, and mark-to-market adjustments on derivative financial instruments, contributed to this earnings increase. Partly offsetting higher revenues was an increase in production related expenses, including higher depletion expense, lease operating costs, general and administrative expenses and production taxes, primarily attributable to NFE. Interest expense increased due to higher borrowings related to the acquisition of Tri Link.

International

International Operating Revenues

Three Months Ended December 31 (Thousands)             2000              1999
--------------------------------------------- ---------------- -----------------

   Heating                                            $21,717           $27,359
   Electricity                                          8,875             9,243
   Other                                                  632             1,471
--------------------------------------------- ---------------- -----------------
                                                      $31,224           $38,073
--------------------------------------------- ---------------- -----------------

International Heating and Electric Volumes

Three Months Ended December 31                    2000              1999
------------------------------------------ ---------------- -----------------

   Heating Sales (Gigajoules) (1)                3,365,555         3,967,768
   Electricity Sales (megawatt hours)              330,024           317,655

------------------------------------------ ---------------- -----------------

(1) Gigajoules = one billion joules. A joule is a unit of energy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

First Quarter 2001 Compared with First Quarter 2000

Operating revenues for the International segment decreased $6.8 million for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. The decrease was primarily due to a decrease in heat sales resulting from warmer weather during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. Also, the value of the Czech koruna (CZK) compared to the U.S. dollar was significantly lower than the first quarter of last year, further contributing to a decrease in revenues.

        The International segment’s first quarter 2001 earnings were $2.2 million, a decrease of $2.4 million when compared with the first quarter 2000 earnings of $4.6 million. This decrease can be attributed to lower margins resulting from warmer weather and a non-recurring income tax adjustment made in the prior year. Also, the exchange rate impact discussed above had a negative impact on earnings. These decreases to earnings were partly offset by lower O&M expense and lower interest expense.

Energy Marketing

Energy Marketing Operating Revenues

Three Months Ended December 31 (Thousands)                2000              1999
--------------------------------------------- ------------------ -----------------

Natural Gas (after Hedging)                            $46,781           $28,627
Electricity                                                448               360
Other                                                      957               188
--------------------------------------------- ------------------ -----------------
                                                       $48,186           $29,175
--------------------------------------------- ------------------ -----------------

Energy Marketing Volumes

Three Months Ended December 31                       2000              1999
---------------------------------------- ------------------ -----------------

Natural Gas - (MMcf)                                8,231             9,161
---------------------------------------- ------------------ -----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

First Quarter 2001 Compared with First Quarter 2000

Operating revenues for the Energy Marketing segment increased $19.0 million for the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999. This increase reflects higher gas sales revenue due to the increased price of natural gas and a mark-to-market gain on certain derivative financial instruments.

        NFR utilizes exchange-traded futures and exchange-traded options to manage a portion of the market risk associated with fluctuations in the price of natural gas. Refer to the further discussion of these hedging activities in the “Market Risk Sensitive Instruments” section that follows.

        The Energy Marketing segment’s first quarter 2001 earnings were $1.3 million compared with a loss of $17,000 during the first quarter of 2000. This increase is a result of higher margins and a mark-to-market gain on certain derivative financial instruments offset, in part, by higher interest and O&M expense.

Timber

Timber Operating Revenues

Three Months Ended December 31 (Thousands)                  2000              1999
----------------------------------------------- ------------------ -----------------

Log Sales                                                 $6,412            $5,479
Green Lumber Sales                                         1,331               897
Kiln Dry Lumber Sales                                      3,006             2,190
Other                                                        188               174
----------------------------------------------- ------------------ -----------------
Operating Revenues                                       $10,937            $8,740
----------------------------------------------- ------------------ -----------------

Timber Board Feet

Three Months Ended December 31 (Thousands)                    2000              1999
------------------------------------------------- ------------------ -----------------

Log Sales                                                    2,061             2,533
Green Lumber Sales                                           2,266             1,994
Kiln Dry Lumber Sales                                        2,068             1,608
------------------------------------------------- ------------------ -----------------
                                                             6,395             6,135
------------------------------------------------- ------------------ -----------------

First Quarter 2001 Compared with First Quarter 2000

Operating revenues for the Timber segment increased $2.2 million for the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999. This increase is primarily the result of higher revenue from log sales, green lumber sales and kiln dry lumber sales. The increase in log sales revenues is the result of increased sales of higher quality logs at higher average prices which more than compensated for the overall decline in log sales as measured in board feet. The increase in green and kiln dry lumber sales is due to the operation of two more kilns brought on-line in August 2000.

        The Timber segment’s first quarter 2001 earnings were $2.4 million, an increase of $1.5 million when compared with the first quarter 2000 earnings of $0.9 million. This increase is primarily the result of a $2.1 million pre tax ($1.3 million after tax) gain on the sale of certain timber properties. Higher revenues from timber sales also contributed to the increase, offset partially by higher O&M expenses.

Other Income and Interest Charges

Although variances in other income items and interest charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Other Income

Other income increased $7.0 million for the quarter ended December 31, 2000 compared with the quarter ended December 31, 1999. This increase was principally due to a buyout of a long-term transportation contract by a customer in the Pipeline and Storage segment as well as a gain realized on the sale of certain timber properties in the Timber segment.

Interest Charges

Interest on long-term debt increased $2.4 million for the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999. This increase can be attributed to a higher average amount of long-term debt outstanding and slightly higher weighted average interest rates.

        Other interest charges increased $1.8 million for the quarter ended December 31, 2000. This increase resulted mainly from an increase in the average amount of short-term debt outstanding and higher weighted average interest rates in effect during the current quarter.

Outlook for 2001*

This outlook for 2001 section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company’s projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures which may occur during the remainder of 2001. Reference should be made to the various important factors listed under the heading “Safe Harbor for Forward-Looking Statements” that could cause actual future results to differ materially.

        The Company continues to expect that earnings for 2001 will fall within the range of $168 million to $172 million, or $4.25 per basic common share to $4.35 per basic common share.* The Company further expects that earnings for the second quarter of 2001 will be within the range of $1.90 to $2.00 per basic common share.* Higher earnings in the Exploration and Production segment continue to be the main driver of the expected increase in earnings for 2001 as compared with actual earnings for 2000.* Production estimates for 2001 are in the range of 90 to 95 Bcfe (with oil representing 54% of that production).* Information on the Exploration and Production segment’s hedging program is provided in the “Market Risk Sensitive Instruments” section in Item 7 of the Company’s 2000 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the three-month period ended December 31, 2000 consisted of cash provided by operating activities and long-term debt. These sources were supplemented by issuances of common stock under the Company’s stock and benefit plans.

Operating Cash Flow.

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes and minority interest in foreign subsidiaries.

        Cash provided by operating activities in the Utility and the Pipeline and Storage segments may vary from period to period because of the impact of rate cases. In the Utility segment, supplier refunds, over- or under-recovered purchased gas costs and weather may also significantly impact cash flow. The impact of weather on cash flow is tempered in the Utility segment’s New York rate jurisdiction by its WNC and in the Pipeline and Storage segment by Supply Corporation’s straight fixed-variable rate design.

        Because of the seasonal nature of the heating business in the Utility, Energy Marketing and International segments, revenues in these segments are relatively high during the heating season,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

primarily the first and second quarters of the year, and receivables historically increase during these periods from what was receivable at September 30.

        The storage gas inventory normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the last-in, first-out (LIFO) method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets and is included under the caption “Other Accruals and Current Liabilities.” Such reserve is reduced as the inventory is replenished.

        Net cash provided by operating activities totaled $27.9 million for the three months ended December 31, 2000, an increase of $14.3 million compared with the $13.6 million provided by operating activities for the three months ended December 31, 1999. The increase can be attributed primarily to higher cash receipts from the sale of oil and gas in the Exploration and Production segment. Oil and gas prices were up in this segment and oil production increased significantly due to the acquisition of Tri Link in June 2000. Partly offsetting this increase, higher working capital requirements in the Energy Marketing segment contributed to higher cash outflows in this segment.

Investing Cash Flow.

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

        The Company’s expenditures for long-lived assets totaled $69.3 million during the three months ended December 31, 2000. The table below presents these expenditures:

           Three Months Ended December 31, 2000
           (in millions of dollars)
           ------------------------------------------------- -----------------------
                                                                     Total
                                                                Expenditures for
                                                                Long-Lived Assets
           ------------------------------------------------- -----------------------

              Utility                                                 $10.1
              Pipeline and Storage                                      6.4
              Exploration and Production                               42.7
              International                                             9.5
              Timber                                                    0.6
              Energy Marketing                                            -
              All Other                                                   -
           ------------------------------------------------- -----------------------
                                                                      $69.3
           ------------------------------------------------- -----------------------
Utility

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment’s transmission and storage systems.

        At December 31, 2000, SIP had a $13.7 million investment in Independence Pipeline Company, a Delaware general partnership (Independence). This investment represents a one-third partnership interest. The investment has been financed with short-term borrowings. Independence intends to build a 400 mile natural gas pipeline (the Independence Pipeline) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of $680 million.* If the Independence Pipeline project is not constructed, SIP’s share of the development costs (including SIP’s investment in Independence) is estimated not to exceed $15.0 million.*

        On July 12, 2000, the Federal Energy Regulatory Commission (FERC) issued a Certificate of Public Convenience and Necessity (the Certificate) authorizing, among other things, the construction and operation of the Independence Pipeline, subject to satisfaction of various conditions spelled out in the Certificate and in previous FERC orders. Among those conditions is the requirement that, before construction may commence, Independence must file at FERC executed, firm transportation agreements with “no out” clauses for at least 68.2% of its capacity. (Independence already filed, on June 26 and July 6, 2000, precedent agreements for firm transportation amounting to about 38% of the capacity of the Independence Pipeline, thereby satisfying a FERC requirement previously imposed as a precondition to FERC’s issuance of the Certificate.) The Independence Pipeline partners are working on obtaining the required customer commitments. The Certificate also requires that the Independence Pipeline be constructed and placed in service by July 12, 2003. Assuming contracts are in place in quantities satisfactory to the partners by July 1, 2001, the Independence Pipeline’s planned in service date is November 1, 2002.*

         The Certificate also includes an environmental condition that Independence file an "implementation plan" within 60 days after Independence accepted the Certificate. In October and November 2000, Independence timely filed a preliminary implementation plan which included a request for an extension of time to provide certain technical information, in order to allow the remaining field surveys (for example, for endangered species) to be commenced in spring 2001. This timing would be consistent with Independence's planned in service date of November 1, 2002, and the Certificate's deadline of July 12, 2003 to complete construction. On November 20, 2000, a FERC official issued a letter requiring Independence to file a full implementation plan, including the necessary technical information, by May 1, 2001, and warning that if Independence cannot comply with these terms, its Certificate authority could be in jeopardy. This letter also requires Independence to file monthly status reports on environmental permitting and land acquisition activities. Independence may be unable to file timely an implementation plan which meets the requirements set out in the November 20 letter.* It is therefore possible, but not likely, that Independence's application could be dismissed.* Dismissal of the application would jeopardize the project.* Independence continues to work on the activities which it believes are necessary to keep the Certificate in effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2000 included approximately $24.1 million for Seneca’s offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. The remaining $18.6 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as onshore geological and geophysical costs, including the purchase of certain three-dimensional seismic data and fixed asset purchases. Of the $18.6 million disclosed above, $10.9 million was spent on the Exploration and Production segment’s Canadian properties.

International

The majority of the International segment capital expenditures were concentrated on the construction of a boiler at a district heating and power generation plant in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures were made for purchases of land and timber for Seneca’s timber operations, as well as equipment for Highland’s sawmill and kiln operations. As discussed under the Timber segment’s results of operations, in November 2000 this segment sold timber properties with a book value of $5.2 million for $7.3 million.

        The Company continuously evaluates capital expenditures and investments in corporations and partnerships. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow.

In November 2000, the Company issued $200.0 million of 7.50% medium-term notes due in November 2010. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $197.3 million. The proceeds of this debt issuance were used to reduce short-term debt.

        Consolidated short-term debt decreased $139.1 million during the first quarter of 2001. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

        In March 1998, the Company obtained authorization from the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935, to issue long-term debt securities and equity securities in amounts not exceeding $2.0 billion at any one time outstanding during the order’s authorization period, which extends to December 31, 2002. In August 1999, the Company registered $625 million of debt and equity securities under the Securities Act of 1933. After the November 2000 medium-term note issuance discussed above, the Company currently has $275.0 million of debt and equity securities registered under the Securities Act of 1933.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company’s present liquidity position is believed to be adequate to satisfy known demands.* Under the Company’s existing indenture covenants, at December 31, 2000, the Company would have been permitted to issue up to a maximum of $245.0 million in additional long-term unsecured indebtedness at projected market interest rates. Excluding the unrealized loss for derivative financial instruments reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet, the Company would have been permitted to issue up to a maximum of $361.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at December 31, 2000, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $269.6 million of short-term debt.

        The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations, and the requirements of the Company.

        The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2000 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

RATE MATTERS

Utility Operation

New York Jurisdiction

On October 11, 2000, the State of New York Public Service Commission (NYPSC) approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) that establishes rates for a three-year period beginning October 1, 2000. The Agreement provides that customers will receive a bill credit of $17.6 million in the first year, of which $7.6 million relates to customers’ share of earnings accumulated under previous settlements. The credit will be reduced to $5.0 million in the second year, and in the third and subsequent years the credit will remain at $5.0 million unless the Company can demonstrate that it is no longer justified. Also, earnings beyond a target level of 11.5% return on equity will be shared equally between shareholders and ratepayers. The Agreement provides further that the Company and interested parties will resume discussions to address the NYPSC’s competition initiatives, including changes to “customer choice” transportation services, among other things. Those discussions are currently under way.

        On November 3, 1998, the NYPSC issued its Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment (Policy Statement). The Policy Statement sets forth the NYPSC’s “vision” on “how best to ensure a competitive market for natural gas in New York.” That vision includes the following goals:

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

        The Policy Statement provides that the most effective way to establish a competitive market in gas supply is “for local distribution companies to cease selling gas.” The NYPSC indicated in its order that it hopes to accomplish that objective over a three-to-seven year transition period from the date the Policy Statement was issued, taking into account “statutory requirements” and the individual needs of each local distribution company (LDC).* The Policy Statement directs Staff to schedule “discussions” with each LDC on an “individualized plan that would effectuate our vision.” In preparation for negotiations, LDCs will be required to address issues such as a strategy to hold new capacity contracts to a minimum, a long-term rate plan with a goal of reducing or freezing rates, and a plan for further unbundling. In addition, Staff was instructed to hold collaborative sessions with multiple parties to discuss generic issues including reliability and market power regulation. Distribution Corporation has participated in the collaborative sessions. These collaborative sessions have not yet produced a consensus document on all issues before the NYPSC. Distribution Corporation will continue to participate in all future collaborative sessions.*

        On March 22, 2000, the NYPSC issued an order directing electric and gas utilities to file tariff amendments “to accommodate the wishes of retail access customers who prefer to receive combined, single bills from either their utility company or their [marketer]” (Billing Order). The tariff amendments will provide for marketer single-bill or utility single-bill services, thereby allowing a customer to choose a billing preference through the customer’s choice of suppliers – utility or marketer. Distribution Corporation has permitted marketer single billing since 1996.

        On November 1, 2000, Distribution Corporation filed tariff amendments in compliance with the Billing Order (and a subsequent order on rehearing of the Billing Order). Consistent with the provisions of the Billing Order, Distribution Corporation’s filing proposes to maintain its long-standing marketer single-bill model and add a permanent version of a utility-provided competitive single-bill service that has been available since May 2000. In addition, the filing proposes a credit (called a “backout credit”), available to marketers that issue single retail bills, equal to the long-run marginal cost of billing services avoided by Distribution Corporation. Based on the methodology set forth in the Billing Order, Distribution Corporation calculated a backout credit of $0.66 per bill avoided. The charge for Distribution Corporation’s competitive billing service was set at $0.71 (with a backout credit). Distribution Corporation’s filing proposed an effective date of February 1, 2001 and is subject to review and approval by the NYPSC. On January 24, 2001 the NYPSC issued an order postponing the effective date through May 31, 2001. At this time, Distribution Corporation is unable to ascertain the outcome of this proceeding.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        On March 30, 2000, a collaborative was convened to address the NYPSC’s Order Instituting Proceeding in the so-called “Provider of Last Resort” (POLR) case. The collaborative was charged with the task of helping the NYPSC to “refine our concept of the mature competitive retail energy markets (especially the future role of the regulated utilities) and to identify and remove obstacles to its achievement.” The parties in this case are addressing, among other things, issues arising from utilities exiting the merchant function. The proceeding is also focusing on utilities’ responsibility to provide low-income assistance programs. Currently the parties are meeting on a periodic basis and attempting to develop consensus on various end-state models for consideration by the NYPSC. At this time, Distribution Corporation is unable to ascertain the outcome of the POLR proceeding.*

        On April 12, 2000, the NYPSC issued an order setting forth procedures for implementation of electronic data interchange (EDI) for electronic exchange of retail access data in New York (EDI Order). As described by the NYPSC, EDI is the computer-to-computer exchange of routine business information in a standard form. The NYPSC believes that EDI is necessary to develop uniform data exchange protocol for the state’s customer choice initiatives. The EDI Order adopts provisions of a report prepared after an EDI collaborative involving utilities, marketers and other interests. Distribution Corporation submitted its EDI implementation plans on May 31, 2000. Initial (test-only) implementation of EDI, expected to begin during the fourth quarter of calendar 2000, has been slightly delayed. At this time, Distribution Corporation is unable to ascertain the outcome of the EDI proceeding.*

        The NYPSC continues to address, through various proceedings and “collaboratives,” upstream pipeline capacity issues arising from the restructuring. Currently Distribution Corporation remains authorized to release upstream intermediate capacity to marketers serving former sales customers. Costs relating to retained upstream transmission capacity are recovered through a transition cost surcharge. At this time, Distribution Corporation does not foresee any material changes to upstream capacity requirements in the near term.*

        On May 15, 2000, the New York State tax law was amended to phase out the long-running tax on utility gross revenues beginning January 1, 2001. Offsetting the scheduled reductions, however, is the imposition of a net income based tax on the same utilities. In a report issued on October 13, 2000, the New York Department of Public Service (Department) recommended, among other things, that utilities be kept whole for any tax increases resulting from implementation of the changes. Toward that end, the report proposed that the mechanism in rates currently used for recovery of the gross revenue tax would be utilized to collect the new income tax. To the extent a utility’s income tax liability exceeded the amount collectible through the existing gross revenue tax recovery mechanism, deferral accounting would be authorized. On December 18, 2000, Distribution Corporation and other parties submitted comments addressing Staff’s recommendations. Distribution Corporation’s comments expressed concern that the Department’s methodology for calculating amounts subject to deferral was flawed. On December 21, 2000, the NYPSC issued an abbreviated order adopting the Department’s recommendation. Distribution Corporation filed tariff amendments revising its tax recovery mechanism consistent with the order. A comprehensive order, describing the basis for the NYPSC’s decision, is forthcoming. The abbreviated order specified that the time for filing rehearing petitions “will be deemed to run from the date of issuance of the subsequent order.” At this time, Distribution Corporation is evaluating the effect of the abbreviated order and is unable to ascertain the outcome of this proceeding.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pennsylvania Jurisdiction

Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

        A natural gas restructuring bill was signed into law on June 22, 1999. Entitled the Natural Gas Choice and Competition Act (Act), the new law requires all Pennsylvania LDCs to file tariffs designed to provide retail customers with direct access to competitive gas markets. Distribution Corporation submitted its compliance filing on October 1, 1999 for an effective date on or about July 1, 2000. The filing largely mirrored Distribution Corporation’s System Wide Energy Select program previously in effect, which substantially complied with the Act’s requirements. After negotiations with PaPUC Staff and intervenors, a settlement was reached with all parties except for the Pennsylvania Office of Consumer Advocate (OCA). The settlement parties generally agreed that Distribution Corporation’s proposal needed only modest changes to meet the requirements of the Act. Hearings were held and briefs filed on OCA’s open issues. In a Recommended Decision issued on March 31, 2000, the Administrative Law Judge rejected the OCA’s arguments and recommended approval of the settlement agreement. On June 29, 2000, the PaPUC entered an Opinion and Order adopting the settlement, with immaterial changes. Distribution Corporation’s restructured rates and services became effective on July 1, 2000.

        Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the FERC. Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

Other Matters

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2000, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.7 million to $6.9 million.* The minimum liability of $5.7 million has been recorded on the Consolidated Balance Sheet at December 31, 2000. Other than discussed in Note H of the 2000 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2000 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including without limitation those which are designated with a “*", are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

  Changes in economic conditions, demographic patterns and weather conditions;
  Changes in the availability or price of natural gas and oil;
  Inability to obtain new customers or retain existing ones;
  Significant changes in competitive factors affecting the Company;
  Governmental/regulatory actions, initiatives and proceedings, including those affecting acquisitions, financings, allowed rates of return, industry and rate structure, franchise renewal, and environmental/safety requirements;
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
  Significant changes from expectations in the Company's actual production levels for natural gas or oil;
  Changes in the availability or price of derivative financial instruments;
  Changes in the price of natural gas or oil and the related effect given the accounting treatment or valuation of related derivative financial instruments;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risk Sensitive Instruments” section in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 1. Legal Proceedings

For a discussion of various environmental matters, refer to Part I, Item 1 at Note 4 and Part I, Item 2 – MD&A of this report under the heading “Other Matters.”

Item 2. Changes in Securities

On October 2, 2000, the Company issued 840 unregistered shares of Company common stock to the seven non-employee directors of the Company. These shares were issued as partial consideration for the directors’ services during the quarter ended December 31, 2000, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                  3(ii)             By-Laws:

                  3.1               National Fuel Gas Company By-Laws as amended on June 15, 2000.

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed Charges for the
                                    Twelve Months Ended December 31, 2000 and
                                    the Fiscal Years Ended September 30, 1996
                                    through 2000.

                  (99)              National  Fuel Gas  Company  Consolidated  Statement  of Income  for the Twelve
                                    Months Ended December 31, 2000 and 1999.

         (b)     Reports on Form 8-K

                 On October 17, 2000, the Company filed a Form 8-K under Item 5 regarding the results of a review of its  derivative  positions.  This report did not include any financial statements.

                 On November 2, 2000,  the  Company  filed a Form 8-K  under Item 5 regarding press releases issued by the Company and its subsidiary, Seneca
                 Resources  Corporation   concerning  earnings  for  the  fourth
                 quarter and fiscal year ended  September 30, 2000.  This report included  partial  financial  statements  and  other  financial information.

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
Date: February 14, 2001