Form 10-Q
period 2001-03-31
NATIONAL FUEL GAS CO
filed 2001-05-15
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

      Common Stock, $1 Par Value, outstanding at April 30, 2001: 39,568,883 shares.

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
               Business - Three and Six Months Ended March 31, 2001 and 2000                         4 - 5

         b.    Consolidated Balance Sheets - March 31, 2001
               and September 30, 2000                                                                6 - 7

         c.    Consolidated Statement of Cash Flows - Six Months
               Ended March 31, 2001 and 2000                                                            8

         d.    Consolidated Statement of Comprehensive Income - Three
               and Six Months Ended March 31, 2001 and 2000                                             9

         e.    Notes to Consolidated Financial Statements                                            10 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                         15 - 36

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     36

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                                                              36

Item 2.  Changes in Securities                                                                          36

Item 3.  Defaults Upon Senior Securities                                                                o

Item 4.  Submission of Matters to a Vote of Security Holders                                            37

Item 5.  Other Information                                                                              37

Item 6.  Exhibits and Reports on Form 8-K                                                               38

Signature                                                                                               39
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
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
(Dollars in Thousands, Except Per Common Share Amounts)             2001              2000
                                                         ----------------- -----------------
INCOME
Operating Revenues                                              $879,869          $517,810
-------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                  544,525           218,939
  Fuel Used in Heat and Electric Generation                       21,161            18,887
  Operation                                                       83,337            84,357
  Maintenance                                                      5,318             6,236
  Property, Franchise and Other Taxes                             27,473            23,610
  Depreciation, Depletion and Amortization                        41,965            33,886
  Income Taxes                                                    52,518            40,778
-------------------------------------------------------- ----------------- -----------------
                                                                 776,297           426,693
-------------------------------------------------------- ----------------- -----------------
Operating Income                                                 103,572            91,117
Other Income                                                       1,498             4,151
-------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                      105,070            95,268
-------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                      21,073            16,225
  Other Interest                                                   7,421             6,627
-------------------------------------------------------- ----------------- -----------------
                                                                  28,494            22,852
-------------------------------------------------------- ---------------- -----------------
Minority Interest in Foreign Subsidiaries                         (1,301)           (1,365)
-------------------------------------------------------- ---------------- -----------------

Net Income Available for Common Stock                             75,275            71,051

EARNINGS REINVESTED IN THE BUSINESS
Balance at January 1                                             559,940           499,301
-------------------------------------------------------- ----------------- -----------------
                                                                 635,215           570,352
Dividends on Common Stock
 (2001 - $0.48; 2000 - $0.465)                                    18,955            18,154
-------------------------------------------------------- ----------------- -----------------
Balance at March 31                                             $616,260          $552,198
======================================================== ================= =================

Earnings Per Common Share:
  Basic                                                            $1.91             $1.82
======================================================== ================= =================
  Diluted                                                          $1.87             $1.81
======================================================== ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                   39,489,133        39,076,668
======================================================== ================= =================
  Used in Diluted Calculation                                 40,151,332        39,347,942
======================================================== ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                   Six Months Ended
                                                                        March 31,
(Dollars in Thousands, Except Per Common Share Amounts)           2001              2000
                                                        ----------------- -----------------
INCOME
Operating Revenues                                          $1,439,373          $894,798
------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                817,605           347,029
  Fuel Used in Heat and Electric Generation                     37,225            36,667
  Operation                                                    179,661           161,881
  Maintenance                                                   10,285            11,391
  Property, Franchise and Other Taxes                           48,925            46,401
  Depreciation, Depletion and Amortization                      81,101            67,602
  Income Taxes                                                  85,877            62,516
------------------------------------------------------- ----------------- -----------------
                                                             1,260,679           733,487
------------------------------------------------------- ----------------- -----------------
Operating Income                                               178,694           161,311
Other Income                                                     9,662             5,365
------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                    188,356           166,676
------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                    40,131            32,895
  Other Interest                                                17,750            15,186
------------------------------------------------------- ----------------- -----------------
                                                                57,881            48,081
------------------------------------------------------- ---------------- -----------------
Minority Interest in Foreign Subsidiaries                       (2,216)           (2,676)
------------------------------------------------------- ---------------- -----------------

Net Income Available for Common Stock                          128,259           115,919

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                           525,847           472,517
------------------------------------------------------- ----------------- -----------------
                                                               654,106           588,436
Dividends on Common Stock
 (2001 - $0.96; 2000 - $0.93)                                   37,846            36,238
------------------------------------------------------- ----------------- -----------------
Balance at March 31                                           $616,260          $552,198
======================================================= ================= =================

Earnings Per Common Share:
  Basic                                                          $3.25             $2.97
======================================================= ================= =================
  Diluted                                                        $3.19             $2.94
======================================================= ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                 39,430,321        38,999,490
======================================================= ================= =================
  Used in Diluted Calculation                               40,157,794        39,372,508
======================================================= ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                    March 31,
                                                       2001            September 30,
                                                   (Unaudited)             2000
                                                -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                           $3,948,293          $3,829,637
   Less - Accumulated Depreciation, Depletion
     and Amortization                                    1,219,441           1,146,246
----------------------------------------------- -------------------- -------------------
                                                         2,728,852           2,683,391
----------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                      26,142              32,125
   Receivables - Net                                       353,365             121,639
   Unbilled Utility Revenue                                 68,707              27,105
   Gas Stored Underground                                   13,085              55,795
   Materials and Supplies - at average cost                 28,920              25,145
   Unrecovered Purchased Gas Costs                          35,113              29,681
   Prepayments                                              24,428              32,293
----------------------------------------------- -------------------- -------------------
                                                           549,760             323,783
----------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                 84,199              84,199
   Unamortized Debt Expense                                 21,193              19,841
   Other Regulatory Assets                                   8,688              17,518
   Deferred Charges                                          9,364              12,985
   Other                                                    98,362              95,171
----------------------------------------------- -------------------- -------------------
                                                           221,806             229,714
----------------------------------------------- -------------------- -------------------

                                                        $3,500,418          $3,236,888
=============================================== ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                         March 31,
                                                            2001            September 30,
                                                        (Unaudited)             2000
                                                     -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 39,527,657 Shares and
    39,329,803 Shares, Respectively                            $ 39,528            $ 39,330
   Paid in Capital                                              460,930             452,217
   Earnings Reinvested in the Business                          616,260             525,847
---------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
      Items of Other Comprehensive Loss                      1,116,718           1,017,394
   Accumulated Other Comprehensive Loss                        (92,057)            (29,957)
---------------------------------------------------- ------------------- -------------------
Total Comprehensive Shareholders' Equity                      1,024,661             987,437
Long-Term Debt, Net of Current Portion                        1,149,934             953,622
---------------------------------------------------- -------------------- -------------------
Total Capitalization                                          2,174,595           1,941,059
---------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                        25,610              23,031
---------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                            398,322             619,502
   Current Portion of Long-Term Debt                             10,037              11,262
   Accounts Payable                                             117,860              88,853
   Amounts Payable to Customers                                  13,694               9,583
   Other Accruals and Current Liabilities                       235,456              70,348
---------------------------------------------------- -------------------- -------------------
                                                                775,369             799,548
---------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                            306,424             326,994
   Taxes Refundable to Customers                                 14,410              14,410
   Unamortized Investment Tax Credit                              9,598               9,951
   Other Deferred Credits                                       108,579             107,165
   Fair Value of Derivative Financial Instruments                85,833              14,730
---------------------------------------------------- -------------------- -------------------
                                                                524,844             473,250
---------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                         -                   -
---------------------------------------------------- -------------------- -------------------

                                                             $3,500,418          $3,236,888
==================================================== ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

                                                                       Six Months Ended
                                                                           March 31,
                                                            -----------------------------------------
(Thousands of Dollars)                                            2001                 2000
                                                            ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                             $128,259              $115,919
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                      81,101                67,602
         Deferred Income Taxes                                         13,174                10,110
         Minority Interest in Foreign Subsidiaries                      2,216                 2,676
         Other                                                          1,425                (1,447)
         Change in:
           Receivables and Unbilled Utility Revenue                  (273,403)             (116,952)
           Gas Stored Underground and Materials and
            Supplies                                                   38,979                29,235
           Unrecovered Purchased Gas Costs                             (5,432)                4,576
           Prepayments                                                  7,861                12,497
           Accounts Payable                                            29,489               (14,712)
           Amounts Payable to Customers                                 4,111                 2,562
           Other Accruals and Current Liabilities                     165,174                85,340
           Other Assets                                                 2,421                (1,161)
           Other Liabilities                                          (11,813)              (11,275)
----------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                 183,562               184,970
----------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                              (134,962)             (109,893)
   Investment in Partnerships                                            (580)               (4,050)
   Other                                                                8,905                 6,791
----------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                (126,637)             (107,152)
----------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper             (221,598)             (120,095)
   Net Proceeds from Issuance of Long-Term Debt                       197,294               149,334
   Reduction of Long-Term Debt                                         (5,931)              (62,362)
   Dividends Paid on Common Stock                                     (37,734)              (36,099)
   Proceeds from Issuance of Common Stock                               5,634                 8,540
----------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                 (62,335)              (60,682)
----------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                         (573)               (3,711)
----------------------------------------------------------- ------------------- ---------------------

Net Increase (Decrease) in Cash and Temporary Cash
  Investments                                                          (5,983)               13,425

Cash and Temporary Cash Investments at October 1                       32,125                29,222

----------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at March 31                       $26,142               $42,647
=========================================================== =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                             2001                 2000
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                  $75,275               $71,051
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                             (17,599)               (7,063)
   Unrealized Gain (Loss) on Securities Available for Sale Arising
      During the Period                                                                 (1,637)                  672
   Unrealized Gain on Derivative Financial Instruments Arising
      During the Period                                                                  5,012                     -
   Reclassification Adjustment for Realized Losses on Derivative
      Financial Instruments in Net Income                                               33,662                     -
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                           19,438                (6,391)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss)
   on Securities Available for Sale Arising During the Period                             (573)                  347
Income Tax Expense Related to Unrealized Gain
   on Derivative Financial Instruments Arising During the Period                         1,729                     -
Reclassification Adjustment for Income Tax Benefit on Realized
   Losses on Derivative Financial Instruments in Net Income                             12,812                     -
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                      13,968                   347
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Net of Tax                                            5,470                (6,738)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                   $80,745               $64,313
============================================================================ =================== =====================

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                             2001                 2000
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                 $128,259              $115,919
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                              (8,993)              (16,564)
   Unrealized Gain (Loss) on Securities Available for Sale                                 (72)                1,420
   Unrealized Loss on Derivative Financial Instruments                                 (37,027)                    -
   Reclassification Adjustment for Realized Losses on Derivative
      Financial Instruments in Net Income                                               64,375                     -
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                           18,283               (15,144)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss)
   on Securities Available for Sale Arising During the Period                              (25)                  497
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period                       (13,913)                    -
Reclassification Adjustment for Income Tax Benefit on Realized
   Losses on Derivative Financial Instruments in Net Income                             24,554                     -
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                      10,616                   497
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Cumulative Effect,
   Net of Tax                                                                            7,667               (15,641)
---------------------------------------------------------------------------- ------------------- ---------------------
Cumulative Effect of Change in Accounting, Net of Tax                                  (69,767)                    -
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Loss, After Cumulative Effect, Net
   of Tax                                                                              (62,100)              (15,641)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                   $66,159              $100,278
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation. The Company consolidates its majority owned entities. The equity method is used to account for minority owned entities. All significant intercompany balances and transactions are eliminated.

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The earnings for the six months ended March 31, 2001 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2001. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation’s New York tariff. The WNC is effective for October through May billings. Distribution Corporation’s tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment’s business is influenced by weather conditions, Supply Corporation’s straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Cumulative Effect of Change in Accounting. Effective October 1, 2000, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” and by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133.” The cumulative effect of this change decreased other comprehensive income by $69.8 million after tax for the six months ended March 31, 2001. The cumulative effect of this change did not have a material impact on net income. The derivative financial instruments that comprise the cumulative effect recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company’s exposure to variability in expected future cash flows and relate

Item 1. Financial Statements (Cont.)

primarily to the Company’s use of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas and crude oil. The liability for all of the Company’s derivative financial instruments was $85.8 million at March 31, 2001, and is reflected on the Consolidated Balance Sheet as Fair Value of Derivative Financial Instruments. The Consolidated Balance Sheet does not reflect the anticipated physical transactions related to the Company’s cash flow hedges.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                              At March 31, 2001      At September 30, 2000
                                              -----------------      ---------------------

Foreign Currency Translation Adjustment              $(40,928)                $(31,935)
Net Unrealized Loss on Derivative
    Financial Instruments                             (53,060)                       -
Net Unrealized Gain on Securities
    Available for Sale                                  1,931                    1,978
                                                     --------                 --------
Accumulated Other Comprehensive Loss                 $(92,057)                $(29,957)
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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                        Six Months Ended
                                                           March 31,
                                             ----------------------------------------
                                                   2001                 2000
                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                           $53,492              $46,675
     State                                              15,252                4,922
     Foreign                                             3,959                  809

  Deferred Income Taxes
     Federal                                             7,792                6,882
     State                                                 432                  505
     Foreign                                             4,950                2,723
-------------------------------------------- ------------------- --------------------
                                                        85,877               62,516

Other Income:
  Deferred Investment Tax Credit                         (348)                (525)

Minority Interest in Foreign Subsidiaries              (1,111)                (687)
-------------------------------------------- ------------------- --------------------

Total Income Taxes                                     $84,418              $61,304
============================================ =================== ====================
Item 1. Financial Statements (Cont.)

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                               Six Months Ended
                                                  March 31,
                                          2001                 2000
----------------------------------- ------------------- --------------------

U.S.                                         $194,312             $162,667
Foreign                                        18,366               14,556
----------------------------------- ------------------- --------------------
                                             $212,678             $177,223
=================================== =================== ====================

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                             Six Months Ended
                                                                March 31,
                                                  ----------------------------------------
                                                        2001                 2000
                                                  ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                      $74,437              $62,028

Increase (reduction) in taxes resulting from:
  State income taxes                                         10,194                3,527
  Depreciation                                                  753                  955
  Foreign tax in excess of (less than)
   statutory rate                                             1,370              (2,250)
  Miscellaneous                                             (2,336)              (2,956)
------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                        $84,418              $61,304
================================================= =================== ====================

      Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                    At March 31, 2001            At September 30, 2000
                                             --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                           $390,475                         $375,660
  Deferred Gas Costs                                         8,418                           10,454
  Other                                                     11,335                           13,322
-------------------------------------------- --------------------------------- ----------------------------
Total Deferred Tax Liabilities                             410,228                          399,436
-------------------------------------------- --------------------------------- ----------------------------

Deferred Tax Assets:
  Tax Impact in Accumulated Other
     Comprehensive Loss                                   (31,842)                            1,065
  Other                                                   (71,962)                         (73,507)
-------------------------------------------- --------------------------------- ----------------------------
Total Deferred Tax Assets                                (103,804)                         (72,442)
-------------------------------------------- --------------------------------- ----------------------------

Total Net Deferred Income Taxes                           $306,424                         $326,994
============================================ ================================= ============================
Item 1. Financial Statements (Cont.)

Note 3 - Capitalization

Common Stock. During the six months ended March 31, 2001, the Company issued 197,854 shares of common stock under the Company’s stock and benefit plans.

         On December 7, 2000, 731,000 stock options and 275,000 stock appreciation rights were granted at an exercise price of $55.595 per share.

Note 4 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2001, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.0 million to $6.2 million. The minimum liability of $5.0 million has been recorded on the Consolidated Balance Sheet at March 31, 2001. Other than discussed in Note H of the 2000 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

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

Item 1. Financial Statements (Concl.)
Quarter Ended March 31, 2001 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                    Corporate
                             Pipeline      and                    Energy                Reportable                  and           Total
                   Utility   and       Production   International Marketing    Timber    Segments   All Other  Intersegment    Consolidated
                             Storage                                                                         Eliminations
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers $569,885   $21,735      $98,451     $38,582    $129,374   $14,635    $872,662     $7,207          $   -        $879,869

Intersegment
Revenues              8,114    22,907            -           -           -         -      31,021      9,044       (40,065)               -

Segment Profit:
Net Income           39,442    14,765       16,567       2,781         525     2,725      76,805    (2,474)            944          75,275

  Six Months Ended March 31, 2001 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                  Corporate and
                             Pipeline      and                    Energy                Reportable              Intersegment       Total
                   Utility   and       Production   International Marketing    Timber   Segments   All Other    Eliminations   Consolidated
                             Storage
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers $918,015    42,167      199,706      69,807     177,560    25,572  1,432,827       6,546               -      1,439,373

Intersegment
Revenues             14,151    45,139            -           -           -         -     59,290      11,003        (70,293)              -

Segment Profit:      57,729    21,360       39,568       5,021       1,869     5,121    130,668     (3,205)             796        128,259
Net Income

  Quarter Ended March 31, 2000 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                  Corporate and
                             Pipeline      and                    Energy                Reportable              Intersegment       Total
                   Utility   and       Production   International Marketing    Timber   Segments   All Other    Eliminations   Consolidated
                             Storage
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers $337,834   $20,968      $50,350     $39,609     $53,733   $11,531    $514,025     $3,785          $   -        $517,810

Intersegment
Revenues              8,540    22,228            -           -           -         -      30,768          -       (30,768)               -

Segment Profit:
Net Income           41,525    10,156        7,879       4,317       1,465     4,090      69,432        672            947          71,051

  Six Months Ended March 31, 2000 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                  Corporate and
                             Pipeline      and                    Energy                Reportable              Intersegment       Total
                   Utility   and       Production   International Marketing    Timber   Segments   All Other    Eliminations   Consolidated
                             Storage
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers $566,744   $42,039     $100,143     $77,682     $82,908   $20,271   $889,787      $5,011           $   -       $894,798

Intersegment
Revenues             12,846    44,322          225           -           -         -     57,393           -        (57,393)              -

Segment Profit:
Net Income           63,278    19,438       15,884       9,000       1,448     5,020    114,068         527           1,324        115,919
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings. The Company’s earnings were $75.3 million, or $1.91 per common share ($1.87 per common share on a diluted basis), for the quarter ended March 31, 2001. This compares with earnings of $71.1 million, or $1.82 per common share ($1.81 per common share on a diluted basis), for the quarter ended March 31, 2000. The increase in earnings of approximately $4.2 million is the result of higher earnings in the Exploration and Production and Pipeline and Storage segments. These higher earnings were offset in part by lower earnings in the Utility, International, Energy Marketing and Timber segments. Increased earnings were also offset by a net loss in the All Other category compared with net income in the prior year’s quarter. The loss is the result of a natural gas inventory write-down by Upstate Energy Inc. (Upstate), the Company’s wholly-owned subsidiary which is engaged in stored gas trading.

        The Company's earnings were $128.3 million, or $3.25 per common share ($3.19 per common share on a diluted basis), for the six months ended March 31, 2001. This compares with earnings of $115.9 million, or $2.97 per common share ($2.94 per common share on a diluted basis), for the six months ended March 31, 2000. The increase in earnings of $12.4 million is the result of higher earnings in the Exploration and Production, Pipeline and Storage, Energy Marketing and Timber segments. These increases were offset in part by lower earnings in the Utility and International segments and a net loss in the All Other category. The All Other category had net income in the six months ended March 31, 2000. The 2001 net loss in the All Other category was discussed above.

        Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings by Segment

---------------------------------- ---------------------------------- ----------------------------------
                                          Three Months Ended                  Six Months Ended
                                              March 31,                          March 31,
---------------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                                  2001              2000             2001              2000
---------------------------------- ---------------- ----------------- ---------------- -----------------
Utility                                   $39,442           $41,525          $57,729           $63,278
Pipeline and Storage                       14,765            10,156           21,360            19,438
Exploration and Production                 16,567             7,879           39,568            15,884
International                               2,781             4,317            5,021             9,000
Energy Marketing                              525             1,465            1,869             1,448
Timber                                      2,725             4,090            5,121             5,020
---------------------------------- ---------------- ----------------- ---------------- -----------------
   Total Reportable Segments               76,805            69,432          130,668           114,068
All Other                                 (2,474)               672          (3,205)               527
Corporate                                    944                947             796              1,324
---------------------------------- ---------------- ----------------- ---------------- -----------------
   Total Consolidated                     $75,275           $71,051         $128,259          $115,919
---------------------------------- ---------------- ----------------- ---------------- -----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Utility

Utility Operating Revenues

---------------------------------- ---------------------------------- ----------------------------------
                                          Three Months Ended                  Six Months Ended
                                              March 31,                          March 31,
---------------------------------- ---------------- ----------------- ---------------- -----------------
(Thousands)                             2001             2000              2001             2000
---------------------------------- ---------------- ----------------- ---------------- -----------------
  Retail Sales Revenues:
    Residential                          $415,283          $238,176         $667,841          $407,820
    Commercial                             78,995            41,402          122,814            68,562
    Industrial                              9,273             4,984           20,677             9,475
---------------------------------- ---------------- ----------------- ---------------- -----------------
                                          503,551           284,562          811,332           485,857
---------------------------------- ---------------- ----------------- ---------------- -----------------
  Off-System Sales                         39,384            20,822           61,371            29,188
  Transportation                           33,227            41,503           57,738            65,306
  Other                                     1,837             (513)            1,725             (761)
---------------------------------- ---------------- ----------------- ---------------- -----------------
                                         $577,999          $346,374         $932,166          $579,590
---------------------------------- ---------------- ----------------- ---------------- -----------------

Utility Throughput

------------------------------- ---------------------------------- ----------------------------------
                                       Three Months Ended                  Six Months Ended
                                           March 31,                          March 31,
------------------------------- ---------------- ----------------- ---------------- -----------------
(MMcf)                               2001             2000              2001             2000
------------------------------- ---------------- ----------------- ---------------- -----------------
  Retail Sales:
    Residential                         33,847            30,994           57,848            51,460
    Commercial                           6,849             5,841           11,300             9,518
    Industrial                             986             1,093            2,659             2,079
------------------------------- ---------------- ----------------- ---------------- -----------------
                                        41,682            37,928           71,807            63,057
------------------------------- ---------------- ----------------- ---------------- -----------------
  Off-System Sales                       4,302             5,860            7,483             8,620
  Transportation                        23,850            26,850           41,365            43,659
------------------------------- ---------------- ----------------- ---------------- -----------------
                                        69,834            70,638          120,655           115,336
------------------------------- ---------------- ----------------- ---------------- -----------------

2001 Compared with 2000

Operating revenues for the Utility segment increased $231.6 million and $352.6 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. These increases resulted from higher retail, off-system and other revenues offset in part by lower transportation revenues.

        Retail sales revenues increased $219.0 million and $325.5 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. The increase in retail sales revenues resulted primarily from the recovery of higher gas costs stemming from an increase in retail gas sales volumes, as shown above (3.8 billion cubic feet (Bcf) and 8.8 Bcf, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago), and an increase in the average cost of purchased gas. Gas costs are recovered dollar for dollar in revenues with gas costs increasing $229.7 million and $353.6 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. The average cost of purchased gas was $9.48 per thousand cubic feet (Mcf) and $4.11 per Mcf, respectively, for the quarters ended March 31, 2001 and March 31, 2000. The average cost of purchased gas was $8.51 per Mcf and $4.25 per Mcf, respectively, for the six months ended March 31, 2001 and March 31, 2000. Weather that was colder than the prior year, as shown below, was the major factor for the increase in retail gas sales volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Off-system sales revenues increased $18.6 million and $32.2 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. Off-system sales revenues increased due to increased gas prices, which more than offset a decrease in off-system sales volumes. However, due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.

        Other revenues increased $2.3 million and $2.5 million, respectively, for the quarter and six months ended March 31, 2001, as compared with the same periods a year ago. These increases are largely attributable to estimated refund provisions of $1.1 million and $2.2 million, respectively, for the quarter and six months ended March 31, 2000 that did not recur in the quarter and six months ended March 31, 2001. The estimated refund provisions related to a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998.

        Transportation revenues decreased $8.3 million and $7.6 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. The decrease in transportation revenues is a result of lower transportation volumes primarily due to residential transportation customers switching back to residential sales customers and fuel switching by certain industrial customers.

        Revenues also decreased as a result of a $10.0 million rate decrease for the Utility’s New York customers that went into effect October 1, 2000 in connection with the three year rate settlement reached with the New York State Public Service Commission. This rate decrease was provided in the form of a bill credit included in rates during the November 1 through March 31 heating season.

        The Utility segment’s second quarter 2001 earnings were $39.4 million, a decrease of $2.1 million when compared with second quarter 2000 earnings. A primary factor for the decrease was the $10.0 million rate decrease for the Utility’s New York customers, as discussed above. Also contributing to the decrease was a $3.6 million (after tax) expense recorded during the second quarter of 2001 in connection with an early retirement offer accepted by 119 employees in New York. Partially offsetting the decrease in earnings, the Utility segment reduced expenses by $3.3 million (after tax) during the second quarter of 2001 in connection with a reduction in the Company’s stock appreciation right (SAR) liability. This SAR liability, which is spread across all segments, decreased as the market price of the Company’s stock decreased from $62.94 at December 31, 2000 to $53.58 at March 31, 2001. Also, the quarter ended March 31, 2000 included a $1.1 million refund provision ($0.7 million after tax) related to a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998. Weather in the Pennsylvania jurisdiction was approximately 11.6% colder than last year’s quarter, thus having a positive impact on earnings for the quarter ended March 31, 2001. The impact of weather variations in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers. For the quarters ended March 31, 2001 and 2000, as the weather was warmer than normal in both periods, the WNC preserved earnings of $0.8 million (after tax) and $4.0 million (after tax), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Utility’s segment’s earnings for the six months ended March 31, 2001 were $57.7 million, a decrease of $5.6 million when compared with the earnings of $63.3 million for the six months ended March 31, 2000. As previously discussed, the $10.0 million rate decrease in the Utility segment’s New York jurisdiction was a major factor in the earnings decrease. The early retirement offer in New York, as discussed above, and the resulting expense recorded during the second quarter of 2001 also added to the decrease in earnings from those earned during the six months ended March 31, 2000. Also contributing to the earnings decline, in the quarter ended December 31, 2000 the Utility segment recorded a $0.6 million (after tax) expense for an early retirement offer accepted by certain employees in Pennsylvania. Partially offsetting the decrease in earnings, the six months ended March 31, 2000 included a $2.2 million refund provision ($1.4 million after tax) related to a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998. Weather, which in the Pennsylvania jurisdiction was approximately 17.3% colder than the six months ended March 31, 2000, also increased earnings in 2001. In the New York jurisdiction, the impact of weather variations was mitigated by the WNC. For the six months ended March 31, 2001, the WNC resulted in a benefit to customers of $0.2 million after tax since it was colder than normal. For the six months ended March 31, 2000, the WNC preserved earnings of $6.7 million after tax, since it was warmer than normal.

Degree Days

---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                             Percent (Warmer)
Three Months Ended                                                                             Colder Than
                                                                                      --------------------------------
March 31                              Normal          2001              2000              Normal         Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               3,386          3,236             3,058               (4.4)            5.8
Erie                                  3,176          3,112             2,789               (2.0)            11.6
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               5,700          5,724             5,154                0.4             11.1
Erie                                  5,206          5,444             4,643                4.6             17.3
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                           2001             2000              2001             2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Transportation                                     $24,175           $24,417          $46,917           $47,178
Interruptible Transportation                                832               152            1,641               212
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                         25,007            24,569           48,558            47,390
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Storage Service                                     15,512            16,128           30,580            32,112
Interruptible Storage Service                                49                50              216               172
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                         15,561            16,178           30,796            32,284
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Other                                                     4,074             2,449            7,952             6,687
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        $44,642           $43,196          $87,306           $86,361
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage Throughput

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
(MMcf)                                                2001             2000              2001             2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Firm Transportation                                     105,655           102,109          195,197           184,739
Interruptible Transportation                              2,667             2,206            8,617             2,448
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        108,322           104,315          203,814           187,187
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

2001 Compared with 2000

Operating revenues for the Pipeline and Storage segment increased $1.4 million and $0.9 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. For the quarter ended March 31, 2001, the increase can be attributed primarily to a $1.7 million increase in revenues from unbundled pipeline sales and open access transportation. For the six months ended March 31, 2001, the increase can be attributed primarily to a $1.1 million increase in cashout revenues (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper). Cashout revenues are offset by purchased gas expense. While transportation volumes increased significantly during both the quarter and six month periods, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design. However, higher interruptible transportation volumes did contribute to an increase in interruptible transportation revenues during both the quarter and six month periods, as shown above.

        The Pipeline and Storage segment’s second quarter 2001 earnings were $14.8 million, an increase of $4.6 million when compared with earnings from the second quarter of 2000. Major factors in this increase were higher revenues from unbundled pipeline sales and open access transportation ($1.1 million after tax) and a $4.6 million (after tax) reduction in second quarter 2001 expenses associated with SARs, as previously discussed. Partially offsetting these increases was a $0.5 million (after tax) expense recorded during the second quarter of 2001 in connection with the previously mentioned early retirement offer in New York.

        The Pipeline and Storage segment’s earnings for the six months ended March 31, 2001 were $21.4 million, an increase of $1.9 million when compared with earnings for the six months ended March 31, 2000. This increase can be attributed primarily to the buy-out by a customer of a long-term transportation contract ($2.6 million after tax) during the first quarter of 2001. The resulting gain was recorded in other income.

Exploration and Production

Exploration and Production Operating Revenues

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                                2001              2000             2001              2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
  Gas (after Hedging)                                   $48,232           $28,580          $80,557           $55,211
  Oil (after Hedging)                                    40,777            19,860           83,251            37,435
  Gas Processing Plant                                   11,876             4,279           22,394             8,371
  Other                                                 (2,434)           (2,369)           13,504             (649)
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                        $98,451           $50,350         $199,706          $100,368
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Production Volumes

---------------------------- ---------------------------------- ------------------------------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                           2001              2000             2001              2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Gas Production (MMcf)
  Gulf Coast                                              6,987             8,142           13,416            16,087
  West Coast                                              1,052             1,126            2,097             2,243
  Appalachia                                              1,064             1,045            2,106             2,152
  Canada                                                    108                 -              230                 -
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                          9,211            10,313           17,849            20,482
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Oil Production (thousands of barrels)
  Gulf Coast                                                468               331              824               653
  West Coast                                                714               707            1,459             1,392
  Appalachia                                                  1                 1                3                 5
  Canada                                                    777                 -            1,518                 -
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                          1,960             1,039            3,804             2,050
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Average Prices

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                           2001              2000             2001              2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                              $7.18             $2.59            $6.57             $2.58
  West Coast                                             $15.04             $2.61           $12.21             $2.75
  Appalachia                                              $5.99             $2.89            $5.09             $2.89
  Canada                                                  $5.18                 -            $4.95                 -
  Weighted Average                                        $7.92             $2.62            $7.04             $2.63
  Weighted Average After Hedging                          $5.24             $2.77            $4.51             $2.70

Average Oil Price/bbl
  Gulf Coast                                             $27.86            $28.67           $29.56            $26.05
  West Coast                                             $23.79            $23.88           $25.40            $21.96
  Appalachia                                             $29.90            $25.10           $30.53            $22.58
  Canada                                                 $23.38                 -           $25.64                 -
  Weighted Average                                       $24.60            $25.41           $26.40            $23.26
  Weighted Average After Hedging                         $20.81            $19.12           $21.88            $18.26
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

2001 Compared with 2000

Operating revenues for the Exploration and Production segment increased $48.1 million for the quarter ended March 31, 2001 as compared with the same period a year ago. Oil production revenue after hedging increased $20.9 million due to an 89% increase in oil production, largely attributable to the Exploration and Production segment’s Canadian properties acquired in June 2000. Gas production revenue after hedging increased $19.7 million due primarily to an increase in the weighted average price of gas after hedging. Overall gas production decreased, primarily in the Gulf Coast region as there have been delays in placing new platforms on production and delays in work-over activity. However, three new offshore wells and a new offshore platform were placed on production by April 12, 2001, and these, combined with three offshore platforms placed on production in January 2001, should increase

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

production from the Gulf Coast Region.* In addition, on Vermilion 253, where Seneca has a 50% working interest and High Island 194, where Seneca has a 55% working interest, work has been started by the operators, and improved production from these blocks is expected by June 2001.* Revenue from this segment’s gas processing plant was up $7.6 million due to higher gas prices. Refer to the tables above for production and pricing information. Refer to the Outlook for 2001 and 2002 section below for the Exploration and Production segment’s production estimates for 2001 and 2002.

        Operating revenues for the Exploration and Production segment increased $99.3 million for the six months ended March 31, 2001 as compared with the same period a year ago. Oil production revenue after hedging increased $45.8 million due to an 86% increase in oil production. As stated above, the majority of the production increase came from this segment's Canadian properties. Gas production revenue after hedging, increased $25.3 million. As stated above, significant price increases more than compensated for an overall decrease in gas production. Revenue from this segment's gas processing plant was up $14.0 million due to higher prices. In addition, this segment recognized an increase of $13.1 million in revenues resulting from mark-to-market and other revenue adjustments related to derivative financial instruments. Refer to further discussion of derivative financial instruments in the "Market Risk Sensitive Instruments" section that follows. Refer to the tables above for production and price information.

        The Exploration and Production segment's second quarter 2001 earnings were $16.6 million, an increase of $8.7 million when compared with second quarter 2000 earnings. As discussed above, an 89% increase in oil production, largely attributable to the Canadian properties acquired in June 2000, and a significant increase in gas pricing in the second quarter of 2001 contributed to this earnings increase.

        The Exploration and Production segment's earnings for the six months ended March 31, 2001 were $39.6 million, an increase of $23.7 million when compared with the earnings for the six months ended March 31, 2000. As discussed above, an 86% increase in oil production, largely attributable to the Canadian properties acquired in June 2000, and significant increases in oil and gas prices this year compared to last contributed to this increase.

International

International Operating Revenues

----------------------- ---------------------------------- ----------------------------------
                               Three Months Ended                  Six Months Ended
                                   March 31,                          March 31,
----------------------- ---------------------------------- ----------------------------------
(Thousands)                       2001              2000             2001              2000
----------------------- ---------------- ----------------- ---------------- -----------------

   Heating                     $30,596           $29,331          $52,304           $56,690
   Electricity                   7,537             9,082           16,412            18,325
   Other                           449             1,196            1,091             2,667
----------------------- ---------------- ----------------- ---------------- -----------------
                               $38,582           $39,609          $69,807           $77,682
----------------------- ---------------- ----------------- ---------------- -----------------

International Heating and Electric Volumes

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                           2001              2000             2001              2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                     4,280,832         4,296,704        7,613,783         8,264,472
   Electricity Sales (megawatt hours)                   291,906           322,042          621,930           639,697

------------------------------------------------ ---------------- ----------------- ---------------- -----------------
(1)Gigajoules=one billion joules. A joule is a unit of energy
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2001 Compared with 2000

Operating revenues for the International segment decreased $1.0 million and $7.9 million, respectively, for the quarter and six months ended March 31, 2001 as compared to the same periods a year ago. For the quarter and six months ended March 31, 2001, electric revenues decreased as a result of the scheduled shutdown of a generating turbine that had reached the end of its useful life and a decline in electric rates. Heat revenues were up for the quarter ended March 31, 2001 largely due to rate increases. However, for the six months ended March 31, 2001, heat revenues are down due to warmer weather. The overall decrease in operating revenues for the International segment also reflects a decrease in value of the Czech Koruna compared to the U.S. dollar.

        The International segment's second quarter 2001 earnings were $2.8 million, a decrease of $1.5 million when compared with the earnings for the second quarter of 2000. The decrease can be attributed chiefly to a decline in margins as a result of the aforementioned scheduled shutdown of a generating turbine and decline in electric rates. Also, the exchange rate impact discussed above had a negative impact on earnings. Decreases in operation and maintenance (O&M) expenses partially offset these decreases to earnings.

        The International segment's earnings for the six months ended March 31, 2001 were $5.0 million, a decrease of $4.0 million when compared with the earnings for the six months ended March 31, 2000. Lower heat and electric margins are the primary reason for this decrease. Also, the exchange rate impact discussed above had a negative impact on earnings. Lower O&M expenses partially offset this decrease.

Energy Marketing

Energy Marketing Operating Revenues

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
(Thousands)                                                2001              2000             2001              2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Natural Gas (after Hedging)                            $128,948           $52,934         $175,729           $81,562
Electricity                                                 565               395            1,013               754
Other                                                     (139)               404              818               592
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       $129,374           $53,733         $177,560           $82,908
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Energy Marketing Volumes

------------------------------------------------ ---------------------------------- ----------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
------------------------------------------------ ---------------------------------- ----------------------------------
                                                           2001              2000             2001              2000
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Natural Gas - (MMcf)                                     14,800            13,101           23,031            22,263
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

2001 Compared with 2000

Operating revenues for the Energy Marketing segment increased $75.6 million and $94.7 million, respectively, for the quarter and six months ended March 31, 2001, as compared with the same periods a year ago. These increases primarily reflect higher gas sales revenue due to the increased price of natural gas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Earnings in the Energy Marketing segment decreased $0.9 million for the quarter ended March 31, 2001 as compared with the same period a year ago. This decrease primarily reflects lower margins on gas sales and higher interest expense.

        Earnings in the Energy Marketing segment increased $0.4 million for the six months ended March 31, 2001 as compared with the same period a year ago. This increase is a result of higher margins on gas sales and a mark-to-market gain on certain derivative financial instruments offset, in part, by higher interest expense.

Timber

Timber Operating Revenues

------------------------------- ---------------------------------- ----------------------------------
                                       Three Months Ended                  Six Months Ended
                                           March 31,                          March 31,
------------------------------- ---------------------------------- ----------------------------------
(Thousands)                               2001              2000             2001              2000
------------------------------- ---------------- ----------------- ---------------- -----------------

Log Sales                               $9,723            $7,874          $16,135           $13,354
Green Lumber Sales                       1,663             1,233            2,993             2,129
Kiln Dry Lumber Sales                    3,078             2,274            6,083             4,464
Other                                      171               150              361               324
                                ---------------- ----------------- ---------------- -----------------
                                       $14,635           $11,531          $25,572           $20,271
------------------------------- ---------------------------------- ----------------------------------

------------------------------- ---------------------------------- ----------------------------------
                                       Three Months Ended                  Six Months Ended
                                           March 31,                          March 31,
------------------------------- ---------------------------------- ----------------------------------
Board Feet (Thousands)                    2001              2000             2001              2000
------------------------------- ---------------- ----------------- ---------------- -----------------

Log Sales                                3,087             2,574            5,148             5,108
Green Lumber Sales                       2,817             2,160            5,083             4,154
Kiln Dry Lumber Sales                    2,185             1,690            4,253             3,297
                                ---------------- ----------------- ---------------- -----------------
                                         8,089             6,424           14,484            12,559
------------------------------- ---------------- ----------------- ---------------- -----------------

2001 Compared with 2000

Operating revenues for the Timber segment increased $3.1 million and $5.3 million, respectively, for the quarter and six months ended March 31, 2001, as compared with the same periods a year ago. These increases reflect higher revenues from log sales, green lumber sales and kiln dry lumber sales, as shown in the table above. The increase in log sales revenues is the result of increased sales of higher quality logs at higher average prices. Green lumber sales revenues are up due to an increase in board feet sold at slightly higher prices. The increase in kiln dry lumber sales is due to the operation of two more kilns brought on-line in August 2000.

        Earnings in the Timber segment decreased $1.4 million for the quarter ended March 31, 2001, as compared with the same period a year ago. This decrease largely reflects a pretax gain of $2.3 million ($1.5 million after tax) on the sale of land and standing timber recorded in the quarter ended March 31, 2000, which did not recur in the quarter ended March 31, 2001. Higher revenues from timber sales were largely offset by higher O&M and depletion expenses.

        Earnings in the Timber segment increased $0.1 million for the six months ended March 31, 2001 as compared with the same period a year ago. Higher revenues from timber sales contributed to the increase, offset partially by higher O&M and depletion expenses. As stated above, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Timber segment recognized a gain in the second quarter of 2000 on the sale of land and standing timber. During the first quarter of 2001, the Timber segment recorded a $2.1 million pretax ($1.3 million after tax) gain on the sale of certain timber properties.

Other Income and Interest Charges

Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income

Other income decreased $2.7 million for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000. As discussed above, the quarter ended March 31, 2000 included a $2.3 million gain on the sale of land and standing timber in the Timber segment.

        Other income increased $4.3 million for the six months ended March 31, 2001 compared with the six months ended March 31, 2000. This increase was principally due to a buyout of a long-term transportation contract by a customer in the Pipeline and Storage segment during the quarter ended December 31, 2000.

Interest Charges

Interest on long-term debt increased $4.8 million and $7.2 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. These increases can be attributed to higher average amounts of long-term debt outstanding and slightly higher weighted average interest rates.

        Other interest charges increased $0.8 million and $2.6 million, respectively, for the quarter and six months ended March 31, 2001 as compared with the same periods a year ago. These increases resulted mainly from an increase in the average amount of short-term debt outstanding. For the quarter ended March 31, 2001, lower weighted average interest rates partially offset the impact of an increase in the average amount of short-term debt outstanding. For the six months ended March 31, 2001, there was an increase in weighted average interest rates.

Outlook for 2001 and 2002*

This “Outlook for 2001 and 2002” section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company’s projections will in fact be achieved, and these projections do not reflect any acquisitions or divestitures which may occur during the remainder of 2001 or during 2002, including, but not limited to, the Company’s recently-announced intention to issue a tender offer for Player Petroleum Corporation, an Alberta, Canada based exploration and production company. Reference should be made to the various important factors listed under the heading “Safe Harbor for Forward-Looking Statements” that could cause actual future results to differ materially.

        The Company continues to expect that earnings for 2001 will fall within the range of $168 million to $172 million, or $4.25 to $4.35 per diluted common share.* The Company further expects that earnings for the third quarter of 2001 will be within the range of $0.68 to $0.76 per diluted common share.* The Company’s earnings estimate for 2001 assumes, among other things, an expense for SARs based on the stock returning to a market price of $63.00 per share at fiscal year end. The expectation of higher earnings in the Exploration and Production segment continues to be the main driver of the expected increase in earnings for 2001 as compared with actual earnings for 2000.* Production estimates for 2001 are in the range of 90 to 95 Bcf of natural gas equivalent (Bcfe) (with oil representing 54% of that production).*

         For 2002, the Company expects its base case earnings for 2002 to be in the range of $4.45 to $4.55 per diluted common share, and the Company’s production estimate for its Exploration and Production segment is approximately 93.5 Bcfe.* While modest gains are expected in the Exploration and Production segment in 2002, the Company anticipates that the bulk of the increase in expected earnings in 2002, as compared to 2001, will come from the International and Other Business units.* Also for 2002, the Company expects the contributions from its regulated busines units, Distribution Corporation and Supply Corporation, to remain about the same as the anticipated earnings for 2001.*

         Commencing with 2002, the Company anticipates a diminished emphasis in the Gulf of Mexico and expects to focus more of its production efforts on its on-shore resources in the Appalachian basin in the Northeast, in California and in Canada.* In addition, the average commodity price the Company expects to realize under its Exploration and Production segment’s 2002 oil and gas hedging program (as of March 31, 2001) represent an increase of approximately 15% over its hedged prices for 2001.* Additional information on the Exploration and Production segment’s hedging program is provided in the “Market Risk Sensitive Instruments” section in Item 7 of the Company’s 2000 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month period ended March 31, 2001 consisted of cash provided by operating activities and long-term debt. These sources were supplemented by issuances of common stock under the Company’s stock and benefit plans.

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

        Because of the seasonal nature of the heating business in the Utility, Energy Marketing and International segments, revenues in these segments are relatively high during the heating season, primarily the first and second quarters of the year, and receivables historically increase during these periods from what was receivable at September 30.

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

        Net cash provided by operating activities totaled $183.6 million for the six months ended March 31, 2001, a decrease of $1.4 million compared with $185.0 million provided by operating activities for the six months ended March 31, 2000. Higher working capital requirements in the Utility and Energy Marketing segments and in the All Other category (Upstate Energy Inc., specifically) due to rising gas prices more than offset higher cash receipts from the sale of oil and gas in the Exploration and Production segment. Oil and gas prices were up in the Exploration and Production segment, and oil production increased significantly due to this segment’s Canadian properties acquired in June 2000.

Investing Cash Flow.

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company’s expenditures for long-lived assets totaled $135.5 million during the six months ended March 31, 2001. The table below presents these expenditures:

-------------------------------- ----------------------- ----------------------- ------------------------
Six Months Ended March 31, 2001
(in millions of dollars)
-------------------------------- ----------------------- ----------------------- ------------------------
                                                            Investments in               Total
                                        Capital              Corporations           Expenditures for
                                     Expenditures          And Partnerships        Long-Lived Assets
-------------------------------- ----------------------- ----------------------- ------------------------

   Utility                                 18.9                     $ -                     18.9
   Pipeline and Storage                    13.2                     0.2                     13.4
   Exploration and Production              90.2                       -                     90.2
   International                            9.8                       -                      9.8
   Timber                                   2.8                       -                      2.8
   Energy Marketing                           -                       -                        -
   All Other                                  -                     0.4                      0.4
-------------------------------- ----------------------- ----------------------- ------------------------
                                          134.9                    $0.6                    135.5
-------------------------------- ----------------------- ----------------------- ------------------------
Utility

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The Pipeline and Storage capital expenditures made during the six months ended March 31, 2001 included $8.1 million for the construction of a transmission line from Lamont, Pennsylvania to Royston, Pennsylvania. The remaining capital expenditures were made for additions, improvements and replacements to this segment’s transmission and gas storage systems. The Company also continues to explore various opportunities to participate in transporting gas to the Northeast, either through Supply’s system or in partnership with others. The only significant capital expenditure for this purpose has been SIP’s investment in Independence Pipeline Company, a Delaware general partnership (Indpendence). The budgeted capital expenditures for 2001 included $5.0 million for an increase in horsepower at the Ellisburg, Pennsylvania compressor station. This project has been delayed until 2002.

        During the six months ended March 31, 2001, SIP made or committed to make an additional $680,000 investment in Independence. SIP’s total investment through March 31, 2001 was $13.9 million, with an additional $450,000 committed in March but invested in April, 2001.

        The investment represents a one-third partnership interest in Independence. The investment has been financed with short-term borrowings. Independence intends to build a 400 mile natural gas pipeline (the Independence Pipeline) from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of about $700 million.* If the Independence Pipeline project is not constructed, SIP’s share of the developmental costs (including SIP’s investment in Independence) is estimated not to exceed $15.5 million.*

        On July 12, 2000, the Federal Energy Regulatory Commission (FERC) issued a Certificate of Public Convenience and Necessity (the Certificate) authorizing, among other things, the construction and operation of the Independence Pipeline, subject to satisfaction of various conditions spelled out in the Certificate and in previous FERC orders. Among those conditions is the requirement that the pipeline shall be in service by July 12, 2003. Another condition is that, before construction may commence, Independence must file at FERC executed, firm transportation agreements with “no out” clauses for at least 68.2% of its capacity. (Independence already filed, on June 26 and July

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

6, 2000, precedent agreements for firm transportation amounting to about 38% of the capacity of the Independence Pipeline, thereby satisfying a FERC requirement previously imposed as a precondition to FERC’s issuance of the Certificate.) The Independence Pipeline partners are working on obtaining the required additional customer commitments, and have extended the planned in-service date to allow additional time to obtain those commitments. Assuming customer contracts satisfactory to the partners are in place by the time it is necessary to commit to key purchases such as pipe, compression and right-of-way, the Independence Pipeline’s planned in service date is July 12, 2003.*

        The Certificate also includes an environmental condition that Independence file an “implementation plan” within 60 days after Independence accepted the Certificate. The implementation plan must include detailed information on how Independence will implement the mitigation measures contained in the Certificate, including the dates for the completion of all required surveys and reports (for example, for endangered species), and establishing construction restoration schedules. To create a full implementation plan, Independence needs to conduct extensive surveys on the ground. These surveys are only approximately 50% complete in Ohio and 75% complete in Pennsylvania due to lack of landowner permission to enter some of the land along the planned pipeline route.

        In October and November 2000, Independence timely filed a preliminary implementation plan which included a request for an extension of time to provide certain technical information, in order to allow the remaining field surveys to be commenced in spring 2001. Independence’s proposed timing would have been consistent with both (i) Independence’s then-planned in service date of November 1, 2002, and (ii) the Certificate’s deadline of July 12, 2003 to commence service.

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

        On April 30 and May 3, 2001, Independence delivered letters to FERC (i) enclosing a revised schedule showing Independence’s new planned in service date of July 12, 2003, and (ii) requesting until February 1, 2002 to file the completed implementation plan. A February 2002 implementation plan would be consistent with beginning construction in late summer 2002 to be in service in July 2003. The FERC staff have not responded to Independence’s April 30 and May 3 letters.

        Because Independence did not file timely a full implementation plan which meets the requirements set out in the November 20 letter, it is possible, but not likely, that Independence’s application could be dismissed.* Dismissal of the application would jeopardize the project.* Independence continues to work on the activities which it believes are necessary to keep the Certificate in effect.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2001 included approximately $42.9 million for Seneca’s offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. The remaining $47.3 million of capital expenditures included onshore drilling, construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as onshore geological and geophysical costs, including the purchase of certain three-dimensional seismic data and fixed asset purchases. Of the $47.3 million disclosed above, $27.5 million was spent on the Exploration and Production segment’s Canadian properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.) International

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

All Other

Expenditures for Long-Lived Assets for all other subsidiaries consisted of NFR Power’s purchase of a 50% partnership interest in Model City Energy, LLC (Model City). Upon completion, Model City will generate electricity by using methane gas obtained from a landfill in Lewiston, New York, which is owned by an outside party.

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

        Consolidated short-term debt decreased $221.2 million during the first six months of 2001. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company’s present liquidity position is believed to be adequate to satisfy known demands.* Under the Company’s existing indenture covenants, at March 31, 2001, the Company would have been permitted to issue up to a maximum of $344.0 million in additional long-term unsecured indebtedness at projected market interest rates. Excluding the unrealized loss for derivative financial instruments reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet, the Company would have been permitted to issue up to a maximum of $424.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at March 31, 2001, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $351.7 million of short-term debt.

        The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, regulatory authorizations, and the requirements of the Company.

        The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these regulatory matters are currently expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2000 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

RATE MATTERS

Utility Operation

New York Jurisdiction

On October 11, 2000, the State of New York Public Service Commission (NYPSC) approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) that establishes rates for a three-year period beginning October 1, 2000. The Agreement provides that customers will receive a bill credit of $17.6 million in the first year, of which $7.6 million relates to customers’ share of earnings accumulated under previous settlements. The credit will be reduced to $5.0 million in the second year, and in the third and subsequent years the credit will remain at $5.0 million unless the Company can demonstrate that it is no longer justified. Also, earnings beyond a target level of 11.5% return on equity will be shared equally between shareholders and ratepayers. The Agreement provides further that the Company and interested parties will resume discussions to address the NYPSC’s competition initiatives, including changes to “customer choice” transportation services, among other things. Those discussions commenced in November 2000 and ultimately produced an interim “Joint Proposal,” or settlement agreement, addressing several discrete issues of interest to the parties and the Commission. On April 10, 2001, the Joint Proposal was filed with the Commission, and on May 1 various parties submitted comments and supporting statements. If approved, the Joint Proposal would modify Distribution Corporation’s operations relating to transportation services and transactions with marketers and producers of indigenous natural gas.* Under the Joint Proposal, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

parties also agreed to continue negotiations to implement additional features of the NYPSC’s restructuring initiative (described below). Those discussions, dubbed “Phase III negotiations,” are under way. The Joint Proposal makes no changes in Distribution Corporation’s revenue requirement or other such matters addressed in the above-described settlement agreement.

        On November 3, 1998, the NYPSC issued its Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment (Policy Statement). The Policy Statement sets forth the NYPSC’s “vision” on “how best to ensure a competitive market for natural gas in New York.” The Policy Statement has been regarded as the Commission’s template for restructuring of the gas industry. The Commission’s vision includes the following goals:

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

available since May 2000. In addition, the filing proposes a credit (one of a variety of “backout credits” referred to below), available to marketers that issue single retail bills, equal to the long-run marginal cost of billing services avoided by Distribution Corporation. Based on the methodology set forth in the Billing Order, Distribution Corporation calculated a backout credit of $0.66 per bill avoided. The charge for Distribution Corporation’s competitive billing service was set at $0.71 (with a backout credit). Distribution Corporation’s filing proposed an effective date of February 1, 2001 and is subject to review and approval by the NYPSC. On January 24, 2001 the NYPSC issued an order postponing the effective date through May 31, 2001.

        At the NYPSC public session of April 25, 2001, Staff for the NYPSC recommended that the utilities’ compliance filings be rejected with orders to submit revised billing tariffs and back-out credits using Staff’s modified calculations. Staff also recommended that the revised back-out credits become effective on June 1, 2001. Other non-material changes were proposed by Staff. To date, the Commission has not issued an order addressing Staff’s recommendation, and, at this time, Distribution Corporation is unable to ascertain the outcome of this proceeding.*

        On March 30, 2000, a collaborative was convened to address the NYPSC’s Order Instituting Proceeding in the so-called “Provider of Last Resort” (POLR) case. The collaborative was charged with the task of helping the NYPSC to “refine our concept of the mature competitive retail energy markets (especially the future role of the regulated utilities) and to identify and remove obstacles to its achievement.” The parties in this case are addressing, among other things, issues arising from utilities exiting the merchant function. The proceeding is also focusing on utilities’ responsibility to provide low-income assistance programs. The parties held frequent meetings on a periodic basis in an attempt to develop consensus on various end-state models for consideration by the NYPSC. Although a consensus model was not developed, a proposal was designed using the gas Policy Statement (described above) as a guide. Collaboration having essentially failed to produce a consensus model, the parties are pursuing a more traditional litigation route and are filing legal briefs on all issues to be addressed by the NYPSC. Distribution Corporation has filed briefs stating generally that the NYPSC’s end-state vision, which takes the LDC out of the merchant role, is unattainable under current laws, among other things. While Distribution Corporation’s briefs acknowledge the potential benefits of LDCs exiting competitive functions, Distribution Corporation’s position has been governed by the NYPSC’s inability to fully address the legal obstacles that prevent a transition to the Policy Statement’s end-state. At this time, Distribution Corporation is unable to ascertain the outcome of the POLR proceeding.*

        In connection with the POLR proceeding the NYPSC issued an Order Directing Expedited Consideration of Rate Unbundling on March 29, 2001 (Unbundling Order). The Unbundling Order directs the state’s electric and gas utilities, including Distribution Corporation, to submit cost studies for “bottom-up” unbundling, which as described by the NYPSC, “begins with the total costs of the utility’s business and then assigns those costs to the various functions, some of which are expected to become competitively available.” This is in contrast to methods used for establishing “back-out” credits, although the result is essentially the same: competitive functions are identified and priced in order to subsidize market entry for marketers. Distribution Corporation has no objection to the NYPSC’s authority to order unbundling cost studies, but to the extent any legally-mandated utility functions are identified as “competitive,” there is a possibility that stranded costs may be incurred. While at this juncture the NYPSC has not indicated that stranded cost recovery would be denied, in whole or in part, the issue remains open for consideration in individual utility proceedings. At this time, Distribution Corporation is unable to ascertain the outcome of this proceeding.*

        On April 25, 2001, the NYPSC approved an initial set of electronic data interchange (EDI) datasets for electronic exchange of retail access data in New York (EDI Order).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

As described by the NYPSC, EDI is the computer-to-computer exchange of routine business information in a standard form. The NYPSC believes that EDI is necessary to develop uniform data exchange protocol for the state’s customer choice initiatives. The EDI Order adopts enrollment and historical usage datasets prepared by an EDI working group involving utilities, marketers and other interests. Initial EDI implementation is targeted for calendar year-end 2001. Phase testing of EDI is expected to begin during the second quarter of calendar 2001. The Commission also adopted uniform business practices (UBP) governing billing and payment processing based upon the recommendations of a national group of stakeholders. It is expected that EDI datasets governing billing will be built during calendar 2001 and implemented during calendar 2002.

        The NYPSC continues to address, through various proceedings and “collaboratives,” upstream pipeline capacity issues arising from the restructuring. Currently Distribution Corporation remains authorized to release upstream intermediate capacity to marketers serving former sales customers. Costs relating to retained upstream transmission capacity are recovered through a transition cost surcharge. At this time, Distribution Corporation does not foresee any material changes to upstream capacity requirements in the near term.*

        On May 15, 2000, the New York State tax law was amended to phase out the long-running tax on utility gross revenues beginning January 1, 2001. Offsetting the scheduled reductions, however, is the imposition of a net income based tax on the same utilities. In a report issued on October 13, 2000, the New York Department of Public Service (Department) recommended, among other things, that utilities be kept whole for any tax increases resulting from implementation of the changes. Toward that end, the report proposed that the mechanism in rates currently used for recovery of the gross revenue tax would be utilized to collect the new income tax. To the extent a utility’s income tax liability exceeded the amount collectible through the existing gross revenue tax recovery mechanism, deferral accounting would be authorized. On December 18, 2000, Distribution Corporation and other parties submitted comments addressing Staff’s recommendations. Distribution Corporation’s comments expressed concern that the Department’s methodology for calculating amounts subject to deferral was flawed. On December 21, 2000, the NYPSC issued an abbreviated order adopting the Department’s recommendation. Distribution Corporation filed tariff amendments revising its tax recovery mechanism consistent with the order. A comprehensive order, describing the basis for the NYPSC’s decision, is forthcoming. The abbreviated order specified that the time for filing rehearing petitions “will be deemed to run from the date of issuance of the subsequent order.” To protect its appeal rights, Distribution Corporation and another New York LDC filed a joint appeal of the NYPSC’s abbreviated order in the proceeding. The appeal, filed with the Supreme Court, Albany County, challenges various provisions of the NYPSC’s abbreviated order. The principal argument on the appeal is that it arbitrarily limits a utility’s ability to defer, for later collection from customers, annual under-collection of the taxes recently enacted by the legislature. At this time, Distribution Corporation is unable to ascertain the outcome of this proceeding.*

Pennsylvania Jurisdiction

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

Other Matters

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2001, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.0 million to $6.2 million. The minimum liability of $5.0 million has been recorded on the Consolidated Balance Sheet at March 31, 2001. Other than discussed in Note H of the 2000 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2000 Form 10-K.

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

  Changes in economic conditions, demographic patters and weather conditions;
  Changes in the availability and/or price of natural gas and oil;
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
  Changes in the availability and/or price of derivative financial instruments;
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
  Significant changes in the Company's relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur; or
  Changes in accounting principles and/or the application of such principles to the Company.

        The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risk Sensitive Instruments” section in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 1. Legal Proceedings

For a discussion of various environmental matters, refer to Part I, Item 1 at Note 4 and to Part I, Item 2 - MD&A of this report under the heading “Other Matters.”

Item 2. Changes in Securities

On January 2, 2001, the Company issued 840 unregistered shares of Company common stock to the non-employee directors of the Company. The shares were issued as partial consideration for the directors’ service during the quarter ended March 31, 2001, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section (4)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 15, 2001. At that meeting, the shareholders elected directors and appointed independent accountants.

The total votes were as follows:
                                                                    Against                              Broker
                                                 For              or Withheld          Abstain          Non-Votes
                                            ------------          -----------          -------          ---------
      (i)   Election of directors
            to serve for a three-
            year term:
            -  Philip C. Ackerman             32,770,191             403,668               -                 -
            -  James V. Glynn                 32,749,718             424,141               -                 -
            -  Bernard S. Lee                 32,755,815             418,044               -                 -

     (ii)   Election of director
            to serve for a two-
            year term:
            -  John F. Riordan                32,751,435             422,424               -                 -

            Directors whose term of office continued after the meeting:

            Term expiring in 2002:  Robert T. Brady, William J. Hill and Bernard J. Kennedy.

            Term expiring in 2003:  Eugene T. Mann and George L. Mazanec.

    (iii)   Appointment of
            PricewaterhouseCoopers
            LLP as independent
            accountants                       32,915,346             126,887         131,626                 -
Item 5. Other Information

         On March 14, 2001, Bruce H. Hale was elected President of NFR Power, Inc. Mr. Hale also remains Senior Vice President of Supply Corporation and Vice President of Horizon.

        In addition, in the third quarter of 2001, Gerald T. Wehrlin and Donna L. DeCarolis were elected President and Vice President, respectively, of NFR. In connection with their appointments at NFR, Mr. Wehrlin resigned his position as Senior Vice President of Distribution Corporation and Ms. DeCarolis resigned her position as Assistant Vice President of Distribution Corporation. Mr. Wehrlin remains Controller of the Company, Vice President of Horizon, and Secretary/Treasurer of Leidy Hub.

Item 6. Exhibits and Reports on Form 8-K
         (a)      Exhibits

                  Exhibit
                  Number        Description of Exhibit

                  (12)          Statements regarding Computation of Ratios:

                                Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2001 and the Fiscal Years
                                Ended September 30, 1996 through 2000.

                  (99)          National  Fuel Gas Company  Consolidated  Statement of Income for the Twelve Months Ended March 31,
                                2001 and 2000.

         (b)     Reports on Form 8-K

                                 On February 6, 2001, the Company filed a Form 8-K regarding  press  releases  issued by the Company and its subsidiary,  Seneca Resources Corporation,  concerning earnings for the first quarter ended
                                 December  31,  2000.  The  report  included  partial  financial   statements  and  other  financial
                                 information.

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
Date: May 15, 2001