Form 10-Q
period 2001-06-30
NATIONAL FUEL GAS CO
filed 2001-08-14
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

      Common Stock, $1 Par Value, outstanding at July 31, 2001: 39,665,995 shares.

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
Horizon Power, Inc. (Horizon Power)
Niagara Independence Marketing Company (NIM)
Seneca Independence Pipeline Company (SIP)

INDEX

               Part I. Financial Information                                           Page
               -----------------------------                                           ----

Item 1.  Financial Statements

         a.    Consolidated Statements of Income and Earnings Reinvested in the
               Business - Three and Nine Months Ended June 30, 2001 and 2000            4 - 5

         b.    Consolidated Balance Sheets - June 30, 2001
               and September 30, 2000                                                   6 - 7

         c.    Consolidated Statement of Cash Flows - Nine Months
               Ended June 30, 2001 and 2000                                               8

         d.    Consolidated Statement of Comprehensive Income - Three
               and Nine Months Ended June 30, 2001 and 2000                             9 - 10

         e.    Notes to Consolidated Financial Statements                              11 - 17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           18 - 40

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       40

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                                                40

Item 2.  Changes in Securities and Use of Proceeds                                        40

Item 3.  Defaults Upon Senior Securities                                                  o

Item 4.  Submission of Matters to a Vote of Security Holders                              o

Item 5.  Other Information                                                                40

Item 6.  Exhibits and Reports on Form 8-K                                              40 - 41

Signature                                                                                 42
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
(Unaudited)

                                                                        Three Months Ended
                                                                             June 30,
(Dollars in Thousands, Except Per Common Share Amounts)                2001              2000
                                                                ----------------- -----------------
INCOME
Operating Revenues                                                    $406,494          $281,201
---------------------------------------------------------------------------------------------------

Operating Expenses
  Purchased Gas                                                        168,355            94,883
  Fuel Used in Heat and Electric Generation                             10,493             9,896
  Operation                                                             76,944            79,469
  Maintenance                                                            5,085             5,710
  Property, Franchise and Other Taxes                                   18,487            14,794
  Depreciation, Depletion and Amortization                              42,593            35,083
  Income Taxes                                                          24,934            11,323
---------------------------------------------------------------------------------------------------
                                                                       346,891           251,158
---------------------------------------------------------------------------------------------------
Operating Income                                                        59,603            30,043
Other Income                                                             3,451             2,271
---------------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                             63,054            32,314
---------------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                            20,892            17,550
  Other Interest                                                         5,681             6,115
---------------------------------------------------------------------------------------------------
                                                                        26,573            23,665
---------------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                                  137               421
---------------------------------------------------------------------------------------------------

Net Income Available for Common Stock                                   36,618             9,070

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1                                                     616,260           552,198
---------------------------------------------------------------------------------------------------
                                                                       652,878           561,268
Dividends on Common Stock
 (2001 - $0.505 per share; 2000 - $0.48 per share)                      19,980            18,794
---------------------------------------------------------------------------------------------------
Balance at June 30                                                    $632,898          $542,474
===================================================================================================

Earnings Per Common Share:
  Basic                                                                  $0.93             $0.23
===================================================================================================
  Diluted                                                                $0.91             $0.23
===================================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                         39,575,072        39,177,148
===================================================================================================
  Used in Diluted Calculation                                       40,282,805        39,677,909
===================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                       Nine Months Ended
                                                                            June 30,
(Dollars in Thousands, Except Per Common Share Amounts)               2001              2000
                                                               ----------------- -----------------
INCOME
Operating Revenues                                                 $1,845,867        $1,175,999
--------------------------------------------------------------------------------------------------

Operating Expenses
  Purchased Gas                                                       985,961           441,912
  Fuel Used in Heat and Electric Generation                            47,718            46,563
  Operation                                                           256,604           241,350
  Maintenance                                                          15,370            17,101
  Property, Franchise and Other Taxes                                  67,413            61,195
  Depreciation, Depletion and Amortization                            123,693           102,685
  Income Taxes                                                        110,811            73,839
--------------------------------------------------------------------------------------------------
                                                                    1,607,570           984,645
--------------------------------------------------------------------------------------------------
Operating Income                                                      238,297           191,354
Other Income                                                           13,113             7,636
--------------------------------------------------------------------------------------------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                           251,410           198,990
--------------------------------------------------------------------------------------------------

Interest Charges
  Interest on Long-Term Debt                                           61,023            50,446
  Other Interest                                                       23,431            21,300
--------------------------------------------------------------------------------------------------
                                                                       84,454            71,746
--------------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                              (2,078)           (2,255)
--------------------------------------------------------------------------------------------------

Net Income Available for Common Stock                                 164,878           124,989

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                  525,847           472,517
--------------------------------------------------------------------------------------------------
                                                                      690,725           597,506
Dividends on Common Stock
 (2001 - $1.465 per share; 2000 - $1.41 per share)                     57,827            55,032
--------------------------------------------------------------------------------------------------
Balance at June 30                                                   $632,898          $542,474
==================================================================================================

Earnings Per Common Share:
  Basic                                                                 $4.18             $3.20
==================================================================================================
  Diluted                                                               $4.10             $3.17
==================================================================================================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                        39,478,598        39,058,490
==================================================================================================
  Used in Diluted Calculation                                      40,199,481        39,470,417
==================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

                                                               June 30,          September 30,
                                                                 2001                 2000
                                                             ----------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                    $4,195,998          $3,829,637
   Less - Accumulated Depreciation, Depletion
     and Amortization                                             1,261,680           1,146,246
--------------------------------------------------------------------------------------------------
                                                                  2,934,318           2,683,391
--------------------------------------------------------------------------------------------------
Current Assets
   Cash and Temporary Cash Investments                               57,258              32,125
   Receivables - Net                                                229,378             121,639
   Unbilled Utility Revenue                                          17,555              27,105
   Gas Stored Underground                                            31,393              55,795
   Materials and Supplies - at average cost                          29,808              25,145
   Unrecovered Purchased Gas Costs                                   20,196              29,681
   Prepayments                                                       21,304              32,293
--------------------------------------------------------------------------------------------------
                                                                    406,892             323,783
--------------------------------------------------------------------------------------------------

Other Assets
   Recoverable Future Taxes                                          84,199              84,199
   Unamortized Debt Expense                                          20,419              19,841
   Other Regulatory Assets                                           21,182              17,518
   Deferred Charges                                                  10,114              12,985
   Other                                                            123,725              95,171
--------------------------------------------------------------------------------------------------
                                                                    259,639             229,714
--------------------------------------------------------------------------------------------------

                                                                 $3,600,849          $3,236,888
==================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

                                                             June 30,          September 30,
                                                               2001                 2000
                                                        -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 39,602,048 Shares and
    39,329,803 Shares, Respectively                              $ 39,602            $ 39,330
   Paid in Capital                                                464,530             452,217
   Earnings Reinvested in the Business                            632,898             525,847
------------------------------------------------------------------------------------------------
Total Common Shareholder Equity
     Before Items of Other Comprehensive Loss                   1,137,030           1,017,394
   Accumulated Other Comprehensive Loss                           (39,680)            (29,957)
-----------------------------------------------------------------------------------------------
Total Comprehensive Shareholders' Equity                        1,097,350             987,437
Long-Term Debt, Net of Current Portion                          1,151,066             953,622
------------------------------------------------------------------------------------------------
Total Capitalization                                            2,248,416           1,941,059
------------------------------------------------------------------------------------------------

Minority Interest in Foreign Subsidiaries                          21,560              23,031
------------------------------------------------------------------------------------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                              464,296             619,502
   Current Portion of Long-Term Debt                                8,957              11,262
   Accounts Payable                                               112,622              88,853
   Amounts Payable to Customers                                    37,278               9,583
   Other Accruals and Current Liabilities                         148,883              70,348
------------------------------------------------------------------------------------------------
                                                                  772,036             799,548
------------------------------------------------------------------------------------------------

Deferred Credits
   Accumulated Deferred Income Taxes                              392,194             326,994
   Taxes Refundable to Customers                                   14,410              14,410
   Unamortized Investment Tax Credit                                9,424               9,951
   Other Deferred Credits                                         124,399             107,165
   Fair Value of Derivative Financial Instruments                  18,410              14,730
------------------------------------------------------------------------------------------------
                                                                  558,837             473,250
------------------------------------------------------------------------------------------------
Commitments and Contingencies                                           -                   -
------------------------------------------------------------------------------------------------

                                                               $3,600,849          $3,236,888
================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

                                                                     Nine Months Ended
                                                                          June 30,
(Thousands of Dollars)                                             2001                 2000
                                                          ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                          $164,878              $124,989
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                  123,693               102,685
         Deferred Income Taxes                                       8,376                11,394
         Minority Interest in Foreign Subsidiaries                   2,078                 2,255
         Other                                                        (168)                5,102
         Change in:
           Receivables and Unbilled Utility Revenue                (95,542)              (55,457)
           Gas Stored Underground and Materials and
            Supplies                                                18,926                14,579
           Unrecovered Purchased Gas Costs                           9,485                 1,835
           Prepayments                                              10,985                 9,415
           Accounts Payable                                         13,797                   561
           Amounts Payable to Customers                             27,695                (2,864)
           Other Accruals and Current Liabilities                   67,984                51,815
           Other Assets                                            (24,348)               (6,328)
           Other Liabilities                                         9,300                 1,030
---------------------------------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                                              337,139               261,011
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Capital Expenditures                                          (206,748)             (184,862)
   Investment in Subsidiaries                                     (81,918)             (123,809)
   Investment in Partnerships                                      (1,530)               (4,375)
   Other                                                            3,770                11,390
---------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (286,426)             (301,656)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper         (169,006)              125,450
   Net Proceeds from Issuance of Long-Term Debt                   202,303               149,334
   Reduction of Long-Term Debt                                     (8,811)             (161,499)
   Dividends Paid on Common Stock                                 (56,690)              (54,253)
   Proceeds from Issuance of Common Stock                           8,226                11,128
---------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities               (23,978)                70,160
---------------------------------------------------------------------------------------------------

Effect of Exchange Rates on Cash                                   (1,602)                (3,383)
---------------------------------------------------------------------------------------------------

Net Increase in Cash and Temporary Cash Investments                 25,133                26,132

Cash and Temporary Cash Investments at October 1                    32,125                29,222
---------------------------------------------------------------------------------------------------

Cash and Temporary Cash Investments at June 30                     $57,258               $55,354
===================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
(Thousands of Dollars)                                                   2001                2000
                                                                  ---------------------------------

Net Income Available for Common Stock                                   $36,618              $9,070
------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                8,047                 762
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                            545                 447
   Unrealized Gain on Derivative Financial
       Instruments Arising During the Period                             54,566                   -
   Reclassification Adjustment for Realized Losses on
       Derivative Financial Instruments in Net Income                    16,698                   -
   Reclassification Adjustment for Realized Gains on
       Securities Available for Sale in Net Income                            -                (103)

------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                   79,856               1,106
------------------------------------------------------------------------------------------------------
Income Tax Expense Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period                  190                 156
   Income Tax Expense Related to Unrealized Gain on
       Derivative Financial Instruments Arising During the Period        20,760                   -
   Reclassification Adjustment for Income Tax Benefit on
       Realized Losses on Derivative Financial Instruments in
       Net Income                                                         6,529                   -
   Reclassification Adjustment for Income Tax
       Expense on Realized Gains on  Securities Available for
       Sale in Net Income                                                     -                 (36)
------------------------------------------------------------------------------------------------------
Income Taxes - Net                                                       27,479                 120
------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Net of Tax                                   52,377                 986
------------------------------------------------------------------------------------------------------
Comprehensive Income                                                    $88,995             $10,056
======================================================================================================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                           Nine Months Ended
                                                                               June 30,
(Thousands of Dollars)                                                  2001                2000
                                                                 ---------------------------------

Net Income Available for Common Stock                                 $164,878            $124,989
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                (946)            (15,802)
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                           473               1,867
   Unrealized Gain on Derivative Financial
       Instruments Arising During the Period                            17,539                   -
   Reclassification Adjustment for Realized Losses on
       Derivative Financial Instruments in Net Income                   81,073                   -
   Reclassification Adjustment for Realized Gains on
       Securities Available for Sale in Net Income                           -                (103)

-----------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                           98,139             (14,038)
-----------------------------------------------------------------------------------------------------
Income Tax Expense Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period                 165                 653
   Income Tax Expense Related to Unrealized Gain on
       Derivative Financial Instruments Arising During the Period        6,846                   -
   Reclassification Adjustment for Income Tax Benefit on
       Realized Losses on Derivative Financial Instruments in
       Net Income                                                       31,084                   -
   Reclassification Adjustment for Income Tax
       Expense on Realized Gains on  Securities Available for
       Sale in Net Income                                                    -                 (36)
-----------------------------------------------------------------------------------------------------
Income Taxes - Net                                                      38,095                 617
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Cumulative
   Effect, Net of Tax                                                   60,044             (14,655)
-----------------------------------------------------------------------------------------------------
Cumulative Effect of Change in Accounting,
   Net of Tax                                                          (69,767)                  -
-----------------------------------------------------------------------------------------------------
Other Comprehensive Loss, After Cumulative
   Effect, Net of Tax                                                   (9,723)            (14,655)
-----------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $155,155            $110,334
=====================================================================================================

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

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2000, 1999 and 1998 that are included in the Company’s Form 10-K for 2000. The 2001 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the nine months ended June 30, 2001 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2001. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation’s New York tariff. The WNC is effective for October through May billings. Distribution Corporation’s tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment’s business is influenced by weather conditions, Supply Corporation’s straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Item 1. Financial Statements (Cont.)

Cumulative Effect of Change in Accounting. Effective October 1, 2000, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” and by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133.” The cumulative effect of this change decreased other comprehensive income by $69.8 million after tax for the nine months ended June 30, 2001. The cumulative effect of this change did not have a material impact on net income. The derivative financial instruments that comprise the cumulative effect recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company’s exposure to variability in expected future cash flows and relate primarily to the Company’s use of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas and crude oil. The liability for all of the Company’s derivative financial instruments was $18.4 million at June 30, 2001, and is reflected on the Consolidated Balance Sheet as Fair Value of Derivative Financial Instruments. The Consolidated Balance Sheet does not reflect the anticipated physical transactions related to the Company’s cash flow hedges.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                                       At June 30, 2001    At September 30, 2000

Cumulative Foreign Currency Translation Adjustment            $(32,881)              $(31,935)
Net Unrealized Loss on Derivative
    Financial Instruments                                       (9,085)                     -
Net Unrealized Gain on Securities
    Available for Sale                                           2,286                  1,978

Accumulated Other Comprehensive Loss                          $(39,680)              $(29,957)
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

New Accounting Pronouncements. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method. It also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. Additional disclosure would be required when goodwill and intangible assets represent a significant portion of the purchase price paid. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this standard, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but the amortization period will not be limited to a certain period of time. SFAS 142 requires that the Company adopt this standard by October 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS 142. Early adoption is permitted by SFAS 142. Under these provisions, the earliest the Company could adopt SFAS 142 would be October 1, 2001. Management is currently evaluating the provisions of SFAS 142 regarding the impact on the financial condition and results of operations of the Company and has not determined when it will fully

Item 1. Financial Statements (Cont.)

adopt SFAS 142. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 requires that the Company adopt this standard by October 1, 2002, with earlier application encouraged. Management is currently evaluating the provisions of SFAS 143 regarding the impact on the financial condition and results of operations of the Company and has not determined when it will adopt SFAS 143.

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                     Nine Months Ended
                                                         June 30,
                                                  2001                2000
                                         ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                     $76,285              $49,979
     State                                        21,484               13,538
     Foreign                                       4,666               (1,072)

  Deferred Income Taxes
     Federal                                       2,595                6,927
     State                                           159                  409
     Foreign                                       5,622                4,058
---------------------------------------------------------------------------------

                                                 110,811               73,839

Other Income:
  Deferred Investment Tax Credit                    (523)                (788)

Minority Interest in Foreign Subsidiaries           (862)                (479)
---------------------------------------------------------------------------------

Total Income Taxes                              $109,426              $72,572
=================================================================================

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                   Nine Months Ended
                                                       June 30,
                                              2001                2000
                                     ------------------- --------------------

U.S.                                        $251,957             $184,486
Foreign                                       22,347               13,075
-----------------------------------------------------------------------------
                                            $274,304             $197,561
=============================================================================
Item 1. Financial Statements (Cont.)

         Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                               Nine Months Ended
                                                                   June 30,
                                                            2001                 2000
                                                    ------------------- --------------------

Net income available for common stock                      $164,878             $124,989
Total income taxes                                          109,426               72,572
--------------------------------------------------------------------------------------------

Income before income taxes                                 $274,304             $197,561
============================================================================================

Income tax expense, computed at
 statutory rate of 35%                                     $ 96,006             $ 69,146

Increase (reduction) in taxes resulting from:
  State income taxes                                         14,068                9,229
  Depreciation                                                1,225                1,387
  Foreign tax in excess of (less than)
   statutory rate                                             1,605               (2,629)
  Miscellaneous                                              (3,478)              (4,561)
--------------------------------------------------------------------------------------------

  Total Income Taxes                                       $109,426             $ 72,572
============================================================================================

         Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                             At June 30, 2001             At September 30, 2000
                                     --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                   $457,093                     $375,660
  Other                                             11,461                       23,776
---------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                    $468,554                     $399,436
---------------------------------------------------------------------------------------------------

Deferred Tax Assets:
  Other                                            (76,360)                     (72,442)
---------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                          (76,360)                     (72,442)
---------------------------------------------------------------------------------------------------

Total Net Deferred Income Taxes                   $392,194                     $326,994
===================================================================================================
Item 1. Financial Statements (Cont.)

Note 3 – Stock Acquisition

In June 2001, National Fuel Exploration Corp. (NFEC), a wholly-owned subsidiary of Seneca, acquired approximately 91% of the issued and outstanding shares of Player Petroleum Corporation (Player), an oil and gas exploration and development company with operations based primarily in the Province of Alberta, Canada. This acquisition was made through NFEC’s wholly-owned subsidiary, NFEx Acquisition Corp. The cost of acquiring the shares of Player was approximately $81.9 million. The acquisition was financed with short-term borrowings.

        The acquisition of Player was accounted for in accordance with the purchase method as specified by Accounting Principles Board Opinion No. 16. Player's balance sheet has been incorporated into the Company's consolidated balance sheet at June 30, 2001. At June 30, 2001, the Company recorded an accrued liability of $8.7 million for the purchase of the remaining 9% of the issued and outstanding shares of Player. The accrued liability (reflected in "liabilities assumed" below) was recorded based on NFEC's intent to acquire all of the remaining issued and outstanding shares of Player by way of a compulsory acquisition transaction pursuant to the Business Corporations Act (in Alberta, Canada). This accrual brings the total acquisition cost for all of the issued and outstanding shares of Player to $90.6 million. Player's results of operations will be incorporated into the Company's consolidated statement of income effective July 1, 2001. Details of the acquisition at June 30, 2001 are as follows (dollars in millions):

                    Assets Acquired                           $178.9
                    Liabilities Assumed                        (97.0)
                    Cash Acquired at Acquisition                   -
                                                              ------
                    Cash Paid                                 $ 81.9
                                                              ======

Note 4 – Capitalization

Common Stock. During the nine months ended June 30, 2001, the Company issued 272,245 shares of common stock under the Company's stock and benefit plans.

         On December 7, 2000, 731,000 stock options and 275,000 stock appreciation rights were granted at an exercise price of $55.595 per share.

         A two-for-one stock split will occur on September 7, 2001. The record date for the stock split will be August 24, 2001.

Note 5 – Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At June 30, 2001, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.2 million to $6.6 million. The minimum liability of $5.2 million has been recorded on the Consolidated Balance Sheet at June 30, 2001. Other than discussed in Note H in Item 8 of the 2000 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

         For further discussion refer to Note H – Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the 2000 Form 10–K.

Item 1. Financial Statements (Cont.)

Other. The Company is involved in litigation arising in the normal course of business. The Company is involved in regulatory matters arising in the normal course of business that involve rate base, cost of service and purchased gas cost issues. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the year of resolution, none of this litigation, and none of these regulatory matters, are currently expected to have a material adverse effect on the financial condition of the Company.

Note 6 – Business Segment Information.

The Company has six reportable segments: Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing, and Timber. The breakdown of the Company's reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

         The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2000 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2000 Form 10-K, except for the Exploration and Production segment. In June 2001, the Exploration and Production segment's acquisition of Player increased assets by $178.9 million. See further discussion of this acquisition in Note 3 - Stock Acquisition.

Item 1. Financial Statements (Concl.)
Quarter Ended June 30, 2001 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                             Pipeline  Exploration                                        Total                Corporate and
                             and           and                    Energy               Reportable              Intersegment       Total
                   Utility   Storage    Production  International Marketing    Timber    Segments   All Other  Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $196,062   $22,798     $105,816    $17,018    $57,024      $7,924    $406,642    $(148)          $  -          $406,494

Intersegment                                                                                                                              -
Revenues               3,745    22,581            -          -          -           -      26,326       93        (26,419)

Segment Profit:
Net Income (Loss)      6,143    12,954       19,888     (1,879)     (2,968)     2,240      36,378     (114)           354            36,618

Nine Months Ended June 30, 2001 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
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
                   Utility   Storage    Production  International Marketing    Timber    Segments   All Other   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue
from External
Customers         $1,114,079   $64,965     $305,521     $86,825   $234,584    $33,496 $1,839,470      $6,397           $  -      $1,845,867

Intersegment
Revenues              17,895    67,720            -           -          -          -     85,615      11,097        (96,712)              -

Segment Profit:
Net Income (Loss)     63,873    34,314       59,455       3,142     (1,099)     7,362    167,047     (3,319)          1,150         164,878

Quarter Ended June 30, 2000 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                             Pipeline  Exploration                                       Total                  Corporate and
                             and           and                    Energy               Reportable               Intersegment       Total
                   Utility   Storage    Production  International Marketing    Timber    Segments   All Other   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $160,428   $19,736      $53,447    $15,303    $25,653     $10,662   $285,229   $(4,028)          $   -         $281,201

Intersegment
Revenues               4,022    22,104            -          -          -           -     26,126      4,322         (30,448)              -

Segment Profit:
Net Income (Loss)      5,565     7,324        6,026     (1,394)     (9,390)     1,155      9,286      (315)             99            9,070

Nine Months Ended June 30, 2000 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                             Pipeline  Exploration                                       Total                  Corporate and
                             and           and                    Energy               Reportable               Intersegment       Total
                   Utility   Storage    Production  International Marketing    Timber    Segments   All Other   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $727,172   $61,775     $153,591     $92,985   $108,561    $30,933 $1,175,017        $982          $   -      $1,175,999

Intersegment
Revenues              16,868    66,425          224           -          -          -     83,517       4,323        (87,840)              -

Segment Profit:
Net Income (Loss)     68,843    26,762       21,910       7,606     (7,942)     6,175    123,354         212          1,423         124,989
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings. The Company’s earnings were $36.6 million, or $0.93 per common share ($0.91 per common share on a diluted basis), for the quarter ended June 30, 2001. This compares with earnings of $9.1 million, or $0.23 per common share ($0.23 per common share on a diluted basis), for the quarter ended June 30, 2000. The increase in earnings of approximately $27.5 million is the result of higher earnings in the Exploration and Production, Utility, Timber, and Pipeline and Storage segments. Earnings were also impacted as the result of a reduced loss in the Energy Marketing segment and a slightly higher loss in the International segment.

        The Company's earnings were $164.9 million, or $4.18 per common share ($4.10 per common share on a diluted basis), for the nine months ended June 30, 2001. This compares with earnings of $125.0 million, or $3.20 per common share ($3.17 per common share on a diluted basis), for the nine months ended June 30, 2000. The increase in earnings of $39.9 million is the result of higher earnings in the Exploration and Production, Pipeline and Storage and Timber segments. Earnings were also impacted as the result of a reduced loss in the Energy Marketing segment, lower earnings in the Utility and International segments and a net loss in the All Other category.

         Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment

-----------------------------------------------------------------------------------------------
                               Three Months Ended                  Nine Months Ended
                                    June 30,                           June 30,
-----------------------------------------------------------------------------------------------
(Thousands)                      2001              2000             2001              2000
-----------------------------------------------------------------------------------------------
Utility                         $ 6,143           $ 5,565          $63,873          $ 68,843
Pipeline and Storage             12,954             7,324           34,314            26,762
Exploration and Production       19,888             6,026           59,455            21,910
International                    (1,879)           (1,394)           3,142             7,606
Energy Marketing                 (2,968)           (9,390)          (1,099)           (7,942)
Timber                            2,240             1,155            7,362             6,175
-----------------------------------------------------------------------------------------------
   Total Reportable Segments     36,378             9,286          167,047           123,354
All Other                          (114)             (315)          (3,319)              212
Corporate                           354                99            1,150             1,423
-----------------------------------------------------------------------------------------------
   Total Consolidated           $36,618            $9,070         $164,878          $124,989
-----------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Utility

Utility Operating Revenues

--------------------------------------------------------------------------------------------
                                Three Months Ended                  Nine Months Ended
                                     June 30,                           June 30,
--------------------------------------------------------------------------------------------
(Thousands)                   2001              2000             2001              2000
--------------------------------------------------------------------------------------------
  Retail Sales Revenues:
    Residential             $139,340          $107,883        $ 807,181          $515,703
    Commercial                21,380            15,856          144,195            84,418
    Industrial                 5,911             3,742           26,588            13,217
--------------------------------------------------------------------------------------------
                             166,631           127,481          977,964           613,338
--------------------------------------------------------------------------------------------
  Off-System Sales            12,515             9,417           73,886            38,605
  Transportation              18,166            24,861           75,904            90,167
  Other                        2,495             2,691            4,220             1,930
--------------------------------------------------------------------------------------------
                            $199,807          $164,450       $1,131,974          $744,040
--------------------------------------------------------------------------------------------

Utility Throughput

-----------------------------------------------------------------------------------------------
                                   Three Months Ended                  Nine Months Ended
                                        June 30,                           June 30,
-----------------------------------------------------------------------------------------------
(MMcf)                           2001              2000             2001              2000
-----------------------------------------------------------------------------------------------
  Retail Sales:
    Residential                  10,643            11,305           68,491            62,766
    Commercial                    1,781             1,907           13,081            11,425
    Industrial                      809               851            3,468             2,929
-----------------------------------------------------------------------------------------------
                                 13,233            14,063           85,040            77,120
-----------------------------------------------------------------------------------------------
  Off-System Sales                2,493             2,295            9,977            10,916
  Transportation                 14,903            17,085           56,267            60,763
-----------------------------------------------------------------------------------------------
                                 30,629            33,443          151,284           148,799
-----------------------------------------------------------------------------------------------

2001 Compared with 2000

Operating revenues for the Utility segment increased $35.4 million and $387.9 million, respectively, for the quarter and nine months ended June 30, 2001 as compared with the same periods a year ago. These increases are primarily a result of higher retail sales revenues and off-system sales revenues offset in part by lower transportation revenues.

        Retail sales revenues increased $39.2 million and $364.6 million, respectively, for the quarter and nine months ended June 30, 2001 as compared with the same periods a year ago. The increases in retail sales revenues resulted primarily from the recovery of higher gas costs stemming from an increase in the average cost of purchased gas. Gas costs are recovered dollar for dollar in revenues with gas costs increasing $37.6 million and $391.2 million, respectively, for the quarter and nine months ended June 30, 2001 as compared with the same periods a year ago. The average cost of purchased gas was $6.39 per thousand cubic feet (Mcf) and $5.21 per Mcf, respectively, for the quarters ended June 30, 2001 and June 30, 2000. The average cost of purchased gas was $7.84 per Mcf and $4.55 per Mcf, respectively, for the nine months ended June 30, 2001 and June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Off-system sales revenue increased $3.1 million and $35.3 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago. For the quarter ended June 30, 2001, higher prices and volumes contributed to the increase. For the nine months ended June 30, 2001, higher prices more than offset a decrease in volumes. However, due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.

        Transportation revenues decreased $6.7 million and $14.3 million, respectively, for the quarter and nine months ended June 30, 2001 as compared with the same periods a year ago. The decrease in transportation revenues is a result of lower transportation volumes primarily due to residential transportation customers switching back to sales customers and the fact that certain commercial and industrial customers are reducing usage due to a slowing economy and/or are fuel switching.

        Revenues for the nine months ended June 30, 2001 as compared to the same period a year ago also decreased as a result of a $10.0 million rate decrease for the Utility’s New York customers that went into effect October 1, 2000 in connection with the three year rate settlement reached with the New York State Public Service Commission. This rate decrease was provided in the form of a bill credit included in rates during the November 1 through March 31 heating season.

        The Utility segment’s third quarter 2001 earnings were $6.1 million, an increase of $0.6 million when compared with third quarter 2000 earnings. A factor in this quarter’s earnings improvement is lower operation and maintenance expenses reflecting the benefit of the early retirement offers in New York and Pennsylvania that occurred in the first and second quarters of 2001. Also, the Utility segment’s operation and maintenance expenses were $1.7 million (after tax) lower than the third quarter of 2000 due to a reduction in the Company’s stock appreciation right (SAR) liability. This SAR liability, which is spread across all segments, decreased as the market price of the Company’s stock decreased from $53.58 at March 31, 2001 to $51.99 at June 30, 2001. During the quarter ended June 30, 2000, the Company experienced an increase in its SAR liability as the market price of the Company’s stock increased from $44.56 at March 31, 2000 to $48.75 at June 30, 2000. Partially offsetting these positive contributions to earnings, third quarter 2001 earnings compared to third quarter 2000 earnings were negatively impacted by lower throughput resulting from conservation efforts made by retail customers, and lower transportation revenues primarily from commercial and industrial customers impacted by a slowing economy. Weather, which in the Pennsylvania jurisdiction was approximately 11.5% warmer than the three months ended June 30, 2000, also decreased earnings for the third quarter of 2001. The impact of weather variations in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers. For the quarters ended June 30, 2001 and 2000, as the weather was warmer than normal in both periods, the WNC preserved earnings of $1.4 million (after tax) in both quarters.

        The Utility segment’s earnings for the nine months ended June 30, 2001 were $63.9 million, a decrease of $4.9 million when compared with the earnings of $68.8 million for the nine months ended June 30, 2000. As previously discussed, a $10.0 million rate decrease in the Utility segment’s New York jurisdiction was a major factor in the earnings decrease. Also, the Utility segment recorded an early retirement expense in its Pennsylvania jurisdiction ($0.6 million after tax) during the first quarter of 2001 and an early retirement expense in its New York jurisdiction ($3.6 million after tax) during the second quarter of 2001. Partially offsetting the decrease in earnings, the nine months ended June 30, 2000 included a $3.3 million refund provision ($2.1 million after tax) related to a 50% sharing with customers of earnings over a predetermined amount in accordance with the New York rate settlement of 1998. Also, the Utility segment’s operation and maintenance expenses were $2.0 million (after tax) lower than the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

nine months ended June 30, 2000 due to a reduction in the Company’s SAR liability. This SAR liability decreased as the market price of the Company’s stock decreased from $56.06 at September 30, 2000 to $51.99 at June 30, 2001. During the nine months ended June 30, 2000, the Company experienced an increase in its SAR liability as the market price of the Company’s stock increased from $47.19 at September 30, 1999 to $48.75 at June 30, 2000. Weather, which in the Pennsylvania jurisdiction was approximately 12.9% colder than the nine months ended June 30, 2000, also increased earnings in 2001. In the New York jurisdiction, the impact of weather variations was mitigated by the WNC. For the nine months ended June 30, 2001 and 2000, as the weather was warmer than normal in both periods, the WNC preserved earnings of $1.2 million (after tax) and $8.1 million (after tax), respectively.

Degree Days

--------------------------------------------------------------------------------------------------------
                                                                               Percent (Warmer)
Three Months Ended                                                                Colder Than
                                                                        --------------------------------
June 30                 Normal          2001              2000               Normal        Prior Year
--------------------------------------------------------------------------------------------------------
Buffalo                   969            779               936                (19.6)          (16.8)
Erie                      873            739               835                (15.3)          (11.5)
--------------------------------------------------------------------------------------------------------
Nine Months Ended
June 30
--------------------------------------------------------------------------------------------------------
Buffalo                  6,669          6,503             6,090               (2.5)             6.8
Erie                     6,079          6,183             5,478                1.7             12.9
--------------------------------------------------------------------------------------------------------

Pipeline and Storage

Pipeline and Storage Operating Revenues

---------------------------------------------------------------------------------------------------
                                       Three Months Ended                  Nine Months Ended
                                            June 30,                           June 30,
---------------------------------------------------------------------------------------------------
(Thousands)                          2001              2000             2001              2000
---------------------------------------------------------------------------------------------------
Firm Transportation                 $22,626           $22,663          $69,543           $69,078
Interruptible Transportation          1,067               826            2,707             1,800
---------------------------------------------------------------------------------------------------
                                     23,693            23,489           72,250            70,878
---------------------------------------------------------------------------------------------------
Firm Storage Service                 15,591            15,594           46,172            47,706
Interruptible Storage Service           445                38              661               211
---------------------------------------------------------------------------------------------------
                                     16,036            15,632           46,833            47,917
---------------------------------------------------------------------------------------------------
Other                                 5,650             2,719           13,602             9,405
---------------------------------------------------------------------------------------------------
                                    $45,379           $41,840         $132,685          $128,200
---------------------------------------------------------------------------------------------------

Pipeline and Storage Throughput

---------------------------------------------------------------------------------------------------
                                       Three Months Ended                  Nine Months Ended
                                            June 30,                           June 30,
---------------------------------------------------------------------------------------------------
(MMcf)                               2001              2000             2001              2000
---------------------------------------------------------------------------------------------------
Firm Transportation                  52,840            52,834          248,036           237,575
Interruptible Transportation          6,202             4,752           14,820             7,199
---------------------------------------------------------------------------------------------------
                                     59,042            57,586          262,856           244,774
---------------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2001 Compared with 2000

Operating revenues for the Pipeline and Storage segment increased $3.5 million and $4.5 million for the quarter and nine months ended June 30, 2001, respectively, as compared with the same periods a year ago. For the quarter ended June 30, 2001, the increase can be attributed primarily to a $3.2 million increase in revenues from unbundled pipeline sales and open access transportation due to higher prices and volumes. For the nine months ended June 30, 2001, the increase can largely be attributed to a $2.4 million increase in revenues from unbundled pipeline sales and open access transportation (due to higher prices and volumes) and a $1.2 million increase in cashout revenues (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper). Cashout revenues are offset by purchased gas expense. While transportation volumes increased during both the quarter and nine month periods, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design. However, higher interruptible transportation volumes did contribute to an increase in interruptible transportation revenues during both the quarter and nine month periods, as shown above.

        The Pipeline and Storage segment’s third quarter 2001 earnings were $13.0 million, an increase of $5.6 million when compared with earnings from the third quarter of 2000. Major factors in this increase were higher revenues from unbundled pipeline sales and open access transportation ($2.0 million after tax) and a $2.3 million (after tax) reduction in operation and maintenance expenses associated with a reduction in the Company’s SAR liability, as previously discussed.

        The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2001 were $34.3 million, an increase of $7.5 million when compared with earnings for the nine months ended June 30, 2000. This increase in earnings can be attributed to a $3.1 million (after tax) reduction in operation and maintenance expenses associated with a reduction in the Company’s SAR liability, as previously discussed. Also, there was a $1.6 million (after tax) increase in revenues from unbundled pipeline sales and open access transportation. The increase in earnings can also be attributed to the buy-out by a customer of a long-term transportation contract ($2.6 million after tax) during the first quarter of 2001. The resulting gain from this buy-out was recorded in other income.

Exploration and Production

Exploration and Production Operating Revenues

---------------------------------------------------------------------------------------------------
                                   Three Months Ended                 Nine Months Ended
                                        June 30,                           June 30,
---------------------------------------------------------------------------------------------------
(Thousands)                         2001              2000             2001              2000
---------------------------------------------------------------------------------------------------
  Gas (after Hedging)               $46,632           $28,321         $127,188           $83,532
  Oil (after Hedging)                42,484            28,624          125,735            66,059
  Gas Processing Plant               11,451             4,170           33,845            12,541
  Other                               5,249            (7,668)          18,753            (8,317)
---------------------------------------------------------------------------------------------------
                                   $105,816           $53,447         $305,521          $153,815
---------------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Production Volumes

----------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                            June 30,                           June 30,
----------------------------------------------------------------------------------------------------------------------
                                                          2001              2000             2001              2000
----------------------------------------------------------------------------------------------------------------------
Gas Production (million cubic feet - MMcf)
  Gulf Coast                                             7,665             8,860           21,080            24,948
  West Coast                                             1,078             1,058            3,176             3,301
  Appalachia                                               968             1,100            3,074             3,252
  Canada                                                   111                17              341                17
----------------------------------------------------------------------------------------------------------------------
                                                         9,822            11,035           27,671            31,518
----------------------------------------------------------------------------------------------------------------------
Oil Production (thousands of barrels)
  Gulf Coast                                               554               372            1,378             1,025
  West Coast                                               696               714            2,155             2,106
  Appalachia                                                 2                 3                5                 7
  Canada                                                   757               128            2,275               128
----------------------------------------------------------------------------------------------------------------------
                                                         2,009             1,217            5,813             3,266
----------------------------------------------------------------------------------------------------------------------

Average Prices

---------------------------------------------------------------------------------------------------------
                                           Three Months Ended                 Nine Months Ended
                                                June 30,                           June 30,
---------------------------------------------------------------------------------------------------------
                                              2001              2000             2001              2000
---------------------------------------------------------------------------------------------------------
Average Gas Price/Mcf
  Gulf Coast                                 $4.57             $3.57            $5.84             $2.93
  West Coast                                $13.32             $3.58           $12.59             $3.02
  Appalachia                                 $5.65             $3.03            $5.27             $2.94
  Canada                                     $4.08             $2.68            $4.67             $2.68
  Weighted Average                           $5.63             $3.52            $6.54             $2.94
  Weighted Average After Hedging             $4.75             $2.57            $4.60             $2.65

Average Oil Price/barrel (bbl)
  Gulf Coast                                $26.49            $28.83           $28.33            $27.06
  West Coast                                $23.33            $24.15           $24.73            $22.70
  Appalachia                                $26.85            $27.16           $29.15            $24.23
  Canada                                    $23.92            $28.58           $25.07            $28.58
  Weighted Average                          $24.43            $26.06           $25.72            $24.30
  Weighted Average After Hedging            $21.15            $23.52           $21.63            $20.22
---------------------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2001 Compared with 2000

Operating revenues for the Exploration and Production segment increased $52.4 million and $151.7 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago. Gas production revenue after hedging increased $18.3 million and $43.7 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago. The increase in gas production revenue is due primarily to an increase in the weighted average price of gas after hedging. Overall gas production decreased, primarily in the Gulf Coast region as there have been delays in placing new platforms on production (due to rig availability constraints) and delays in work-over activity, mostly during the first and second quarters of 2001. Also, new Gulf Coast production in the third quarter of 2001 was primarily oil production. Oil production revenue after hedging increased $13.9 million and $59.7 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago. This increase is due primarily to an overall increase in oil production, largely attributable to the Exploration and Production segment’s Canadian properties acquired in June 2000. Revenue from this segment’s gas processing plant was up $7.3 million and $21.3 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago, due to higher gas prices. In addition, this segment recognized other revenue increases of $11.9 million and $25.0 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago, for mark-to-market and other revenue adjustments related to derivative financial instruments. Refer to further discussion of derivative financial instruments under the heading “Market Risk Sensitive Instruments” that follows. Refer to the tables above for production and price information. Refer to the Outlook for 2001 and 2002 section below for the Exploration and Production segment’s production estimates for 2001 and 2002.

        The Exploration and Production segment’s third quarter 2001 earnings were $19.9 million, an increase of $13.9 million when compared with third quarter 2000 earnings. A 65% increase in oil production, largely attributable to the Canadian properties acquired in June 2000, combined with higher natural gas prices were major factors in this segment’s earnings increase. Also, this segment’s earnings benefited from the mark-to-market revenue increases discussed above.

        The Exploration and Production segment’s earnings for the nine months ended June 30, 2001 were $59.5 million, an increase of $37.5 million when compared with the earnings for the nine months ended June 30, 2000. A 78% increase in oil production, largely attributed to this segment’s Canadian properties, combined with higher natural gas and oil prices were major factors in this segment’s earnings increase. Also, this segment’s earnings benefited from the mark-to-market revenue increases discussed above.

International

International Operating Revenues

----------------------------------------------------------------------------------------------
                               Three Months Ended                  Nine Months Ended
                                    June 30,                           June 30,
----------------------------------------------------------------------------------------------
(Thousands)                       2001              2000             2001              2000
----------------------------------------------------------------------------------------------

   Heating                       $10,845            $7,601          $63,149           $64,291
   Electricity                     5,575             7,141           21,987            25,466
   Other                             598               561            1,689             3,228
----------------------------------------------------------------------------------------------
                                 $17,018           $15,303          $86,825           $92,985
----------------------------------------------------------------------------------------------

International Heating and Electric Volumes

--------------------------------------------------------------------------------------------------------
                                        Three Months Ended                  Nine Months Ended
                                             June 30,                           June 30,
--------------------------------------------------------------------------------------------------------
                                          2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------

   Heating Sales (Gigajoules) (1)        1,538,739         1,199,835        9,152,522         9,464,307
   Electricity Sales (megawatt hours)      225,112           271,823          847,042           911,520

--------------------------------------------------------------------------------------------------------
(1) Gigajoules = one billion joules. A joule is a unit of energy.

2001 Compared with 2000

Operating revenues for the International segment increased $1.7 million for the quarter ended June 30, 2001 as compared to the same period a year ago. The revenue decrease largely reflects a decrease in value of the Czech koruna compared to the U.S. dollar. Heating revenues increased due to rate increases and colder weather. This increase more than offset a decrease in electric revenues, which resulted from the scheduled shutdown of a generating turbine that had reached the end of its useful life and a decline in electric rates.

        Operating revenues for the International segment decreased $6.2 million for the nine months ended June 30, 2001 as compared to the same period a year ago. The revenue decrease largely reflects a decrease in value of the Czech koruna compared to the U.S. dollar. Exclusive of the exchange rate impact, heating revenues are actually up due to rate increases offset partly by lower volumes associated with warmer weather. Electric revenues, once again exclusive of the exchange rate impact, decreased as a result of the scheduled shutdown of a generating turbine discussed above and a decline in electric rates.

         The International segment experienced a loss of $1.9 million for the third quarter of 2001, $0.5 million more than the loss of $1.4 million for the third quarter of 2000. The increased loss can be attributed primarily to higher operation and maintenance expenses.

        The International segment’s earnings for the nine months ended June 30, 2001 were $3.1 million, a decrease of $4.5 million when compared with the earnings for the nine months ended June 30, 2000. Lower heat and electric margins as a result of warmer weather and the scheduled shutdown of a generating turbine are the primary reasons for this decrease. The decrease also reflects a decrease in value of the Czech koruna compared to the U.S. dollar, as previously discussed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Energy Marketing

Energy Marketing Operating Revenues

-------------------------------------------------------------------------------------------------------
                                         Three Months Ended                 Nine Months Ended
                                              June 30,                           June 30,
-------------------------------------------------------------------------------------------------------
(Thousands)                                 2001              2000             2001              2000
-------------------------------------------------------------------------------------------------------

Natural Gas (after Hedging)              $56,663           $38,631         $232,392          $120,193
Electricity                                  349               536            1,362             1,290
Other                                         12           (13,514)             830           (12,922)
-------------------------------------------------------------------------------------------------------
                                         $57,024           $25,653         $234,584          $108,561
-------------------------------------------------------------------------------------------------------

Energy Marketing Volumes

-------------------------------------------------------------------------------------------------------
                                         Three Months Ended                 Nine Months Ended
                                              June 30,                           June 30,
-------------------------------------------------------------------------------------------------------
                                            2001              2000             2001              2000
-------------------------------------------------------------------------------------------------------

Natural Gas - (MMcf)                       8,794             9,233           31,825            31,496
-------------------------------------------------------------------------------------------------------

2001 Compared with 2000

Operating revenues for the Energy Marketing segment increased $31.4 million and $126.0 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago. These increases primarily reflect higher gas sales revenue due to the increased price of natural gas. Also, NFR recognized a negative $13.8 million mark-to-market adjustment related to derivative financial instruments for the quarter and nine months ended June 30, 2000 (included in “Other” on the table above). NFR did not experience any mark-to-market adjustments for the quarter ended June 30, 2001. For the nine months ended June 30, 2001, NFR experienced a positive mark-to-market adjustment of $0.5 million.

        The Energy Marketing segment incurred losses for both the quarter and nine months ended June 30, 2001. When compared to the same periods a year ago, losses decreased $6.4 million for the quarter and $6.8 million for the nine month period. The most significant reason for the lower losses were the mark-to-market adjustments in 2000, referred to above. NFR’s third quarter 2001 loss reflects a decline in natural gas sales volumes, a loss on gas sales and higher operation and maintenance expense, mainly attributable to higher bad debt expense. NFR’s loss for the nine months ended June 30, 2001, reflects lower margins, higher operation and maintenance expense, mainly attributable to higher bad debt expense, and higher interest expense.

Timber

Timber Operating Revenues

------------------------------------------------------------- ----------------------------------
                                  Three Months Ended                 Nine Months Ended
                                       June 30,                           June 30,
-----------------------------------------------------------------------------------------------
(Thousands)                          2001              2000             2001              2000
-----------------------------------------------------------------------------------------------

Log Sales                          $3,049            $6,334          $19,185           $19,688
Green Lumber Sales                  1,326             1,272            4,319             3,401
Kiln Dry Lumber Sales               3,394             2,950            9,477             7,414
Other                                 155               106              515               430
----------------------------------------------------------------------------------------------
                                   $7,924           $10,662          $33,496           $30,933
----------------------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
--------------------------------------------------------------------------------------------------
                                    Three Months Ended                 Nine Months Ended
                                         June 30,                           June 30,
--------------------------------------------------------------------------------------------------
Board Feet (Thousands)                 2001              2000             2001              2000
--------------------------------------------------------------------------------------------------

Log Sales                             1,764             2,331            6,912             7,439
Green Lumber Sales                    2,744             2,251            7,827             6,405
Kiln Dry Lumber Sales                 2,349             2,046            6,602             5,343
--------------------------------------------------------------------------------------------------
                                      6,857             6,628           21,341            19,187
--------------------------------------------------------------------------------------------------

2001 Compared with 2000

Operating revenues for the Timber segment decreased $2.7 million for the quarter ended June 30, 2001, as compared with the same period a year ago. The decrease primarily reflects lower sales of quality logs offset partly by higher average prices.

        Operating revenues for the Timber segment increased $2.6 million for the nine months ended June 30, 2001, as compared with the same period a year ago. Green lumber sales revenues are up due to an increase in board feet sold at slightly higher prices. The increase in kiln dry lumber sales is due to the operation of two more kilns brought on-line in August 2000. The decrease in log sales revenues primarily reflects lower sales of quality logs offset partly by higher average prices.

        Earnings in the Timber segment increased $1.1 million and $1.2 million, respectively, for the quarter and nine months ended June 30, 2001, as compared with the same periods a year ago. The increase for the quarter is primarily due to a gain realized on the sale of land, higher margins on timber sales, and lower interest expense. The increase in earnings for the nine months ended June 30, 2001, is primarily due to higher margins on timber sales and lower interest expense.

Other Income and Interest Charges

Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income

Other income increased $1.2 million for the quarter ended June 30, 2001 compared with the quarter ended June 30, 2000. This increase resulted primarily from a $0.6 million gain on the sale of land during the quarter ending June 30, 2001 and equity method income from NFR Power’s partnership interest in electric generation facilities.

        Other income increased $5.5 million for the nine months ended June 30, 2001 compared with the nine months ended June 30, 2000. This increase was principally due to a buyout of a long-term transportation contract by a customer in the Pipeline and Storage segment during the quarter ended December 31, 2000. Another factor in the increase is equity method income from NFR Power’s partnership interests in electric generation facilities.

Interest Charges

Interest on long-term debt increased $3.3 million and $10.6 million for the quarter and nine months ended June 30, 2001, respectively, as compared with the quarter and nine months ended June 30, 2000. These increases can be attributed primarily to higher average amounts of long-term debt outstanding combined with slightly higher weighted average interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Other interest charges decreased $0.4 million for the quarter ended June 30, 2001. This decrease resulted mainly from lower weighted average interest rates in the current quarter, offset partially by an increase in the average amount of short-term debt outstanding. For the nine months ended June 30, 2001, other interest charges increased $2.1 million. Higher average amounts of short-term debt outstanding contributed to this increase offset partly by slightly lower weighted average interest rates.

Outlook for 2001 and 2002*

This “Outlook for 2001 and 2002” section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company’s projections will in fact be achieved, and these projections do not reflect any acquisitions or divestitures which may occur during the remainder of 2001 or during 2002. The earnings per diluted common share amounts discussed below do not reflect the two-for-one stock split which will occur on September 7, 2001. Reference should be made to the various important factors listed under the heading “Safe Harbor for Forward-Looking Statements” that could cause actual future results to differ materially.

        The Company continues to expect that earnings for 2001 will fall within the range of $168 million to $172 million, or $4.25 to $4.35 per diluted common share.* The Company further expects that earnings for the fourth quarter of 2001 will be within the range of $0.15 to $0.25 per diluted common share.* The Exploration and Production segment continues to be the main driver of the expected increase in earnings for 2001 as compared with actual earnings for 2000.* Production estimates for 2001 are expected to be 88 billion cubic feet (Bcf) of natural gas equivalent (Bcfe) (with oil representing 54% of expected production).* The Company’s earnings estimate for 2001 no longer assumes a market price for the Company’s stock of $63 by fiscal year-end, but rather the June 30, 2001 price of $51.99.

        For 2002, the Company expects its base case earnings to be in the range of $4.10 to $4.20 per diluted common share.* The Company expects lower earnings in 2002 from the Exploration and Production segment offset partially by higher 2002 earnings in the International and Other Business units.* Also for 2002, the Company expects the contributions from its regulated business units, Distribution Corporation and Supply Corporation, to remain about the same as the anticipated earnings for 2001.*

        Commencing with 2002, the Company anticipates a gradual reduction of emphasis in the Gulf of Mexico over several years and expects to focus more of its production efforts on its on-shore resources in Canada, in the Appalachian basin in the Northeast and in California.* The Company’s 2002 production estimate for its Exploration and Production segment is approximately 100 Bcfe (with oil representing 51% of estimated production).* The Company’s 2002 pricing estimates for production in the Exploration and Production segment are $3.68 per Mcf for natural gas and $22.27 per bbl for crude oil.* These price assumptions are exclusive of hedging. Additional information on the Exploration and Production segment’s hedging program is provided in the “Market Risk Sensitive Instruments” section in Item 7 of the Company’s 2000 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the nine-month period ended June 30, 2001 consisted of cash provided by operating activities and long-term debt. These sources were supplemented by issuances of common stock under the Company’s stock and benefit plans.

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

        Net cash provided by operating activities totaled $337.1 million for the nine months ended June 30, 2001, an increase of $76.1 million compared with $261.0 million provided by operating activities for the nine months ended June 30, 2000. Higher cash receipts from the sale of oil and gas in the Exploration and Production segment were the major reasons for the increase. Oil and gas prices were up in the Exploration and Production segment, and oil production increased significantly due to this segment’s Canadian properties acquired in June 2000.

Investing Cash Flow.

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company’s expenditures for long-lived assets totaled $290.2 million during the nine months ended June 30, 2001. The table below presents these expenditures:

--------------------------------------------------------------------------------------------------------
Nine Months Ended June 30, 2001
(in millions of dollars)
--------------------------------------------------------------------------------------------------------
                                                           Investments in               Total
                                       Capital              Corporations           Expenditures for
                                    Expenditures          And Partnerships        Long-Lived Assets
--------------------------------------------------------------------------------------------------------

   Utility                               $28.6                    $  -                    $28.6
   Pipeline and Storage                   18.2                     0.7                     18.9
   Exploration and Production            144.4                    81.9                    226.3
   International                          12.0                       -                     12.0
   Timber                                  3.3                       -                      3.3
   Energy Marketing                        0.1                       -                      0.1
   All Other                               0.1                     0.9                      1.0
--------------------------------------------------------------------------------------------------------
                                        $206.7                   $83.5                   $290.2
--------------------------------------------------------------------------------------------------------
Utility

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The Pipeline and Storage segment’s capital expenditures made during the nine months ended June 30, 2001 included $8.1 million for the construction of a transmission line from Lamont, Pennsylvania to Roystone, Pennsylvania. The remaining capital expenditures were made for additions, improvements and replacements to this segment’s transmission and gas storage systems. The budgeted capital expenditures for 2001 included $5.0 million for an increase in horsepower at the Ellisburg, Pennsylvania compressor station. This project has been delayed until 2002.

        The Company also continues to explore various opportunities to participate in transporting gas to the Northeast, either through Supply’s system or in partnership with others. The only significant capital expenditure for this purpose has been SIP’s investment in Independence Pipeline Company, a Delaware general partnership (Independence). During the nine months ended June 30, 2001, SIP made or committed to make an additional $980,000 investment in Independence. SIP’s total investment through June 30, 2001 was $14.3 million, with an additional $300,000 invested in August, 2001.

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

        On July 12, 2000, the Federal Energy Regulatory Commission (FERC) issued a Certificate of Public Convenience and Necessity (the Certificate) authorizing, among other things, the construction and operation of the Independence Pipeline, subject to satisfaction of various conditions spelled out in the Certificate and in previous FERC orders. Among those conditions is the requirement that the pipeline shall be in service by July 12, 2003. Another condition is that, before construction may commence, Independence must file at FERC executed, firm transportation agreements with “no out” clauses for at least 68.2% of its capacity. (Independence already filed, on June 26 and July 6, 2000, precedent agreements for firm transportation amounting to about 38% of the capacity of the Independence Pipeline, thereby satisfying a FERC requirement previously imposed as a precondition to FERC’s issuance of the Certificate.) The Independence Pipeline partners are working on obtaining the required additional customer commitments, and have extended the planned in-service date to allow additional time to obtain those commitments. Assuming customer contracts satisfactory to the partners are in place by the time it is necessary to commit to key purchases such as pipe, compression and right-of-way, the Independence Pipeline’s planned in-service date is July 12, 2003.*

        The Certificate also includes an environmental condition that Independence file an “implementation plan” within 60 days after Independence accepted the Certificate. FERC has extended the due date for submission of that implementation plan to November 1, 2001. Independence is currently performing environmental surveys and other efforts which are necessary to meet that deadline, and expects that it will be able to file a timely implementation plan.*

Exploration and Production

The Exploration and Production segment capital expenditures for the nine months ended June 30, 2001 included approximately $66.6 million for Seneca’s offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. The remaining $77.8 million of capital expenditures included on-shore drilling, construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as on-shore geological and geophysical costs, including the purchase of certain three-dimensional seismic data and fixed asset purchases. Of the $77.8 million discussed above, $41.5 million was spent on the Exploration and Production segment’s Canadian properties.

        In June 2001, National Fuel Exploration Corp. (NFEC), a wholly-owned subsidiary of Seneca, acquired approximately 91% of the issued and outstanding shares of Player Petroleum Corporation (Player), an oil and gas exploration and development company with operations based primarily in the Province of Alberta, Canada. This acquisition was made through NFEC’s wholly-owned subsidiary, NFEx Acquisition Corp. The cost of acquiring the shares of Player was approximately $81.9 million. The acquisition was financed with short-term borrowings. At June 30, 2001, the Company recorded an accrued liability of $8.7 million for the purchase of the remaining 9% of the issued and outstanding shares of Player. The accrued liability was recorded based on NFEC’s intent to acquire all of the remaining issued and outstanding shares of Player by way of a compulsory acquisition transaction pursuant to the Business Corporations Act (in Alberta, Canada).* This accrual brings the total acquisition cost for all of the issued and outstanding shares of Player to $90.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

International

The majority of the International segment’s capital expenditures were concentrated on the construction of a boiler at a district heating and power generation plant in the Czech Republic. In June 2001, United Energy, a.s., an indirect subsidiary of Horizon, sold its 65.78% ownership interest in Jablonecká teplárenská a realitní, a.s. (JTR). JTR is a district heating plant in the northern part of the Czech Republic. The proceeds from this sale, net of cash sold, were $5.6 million. There was a loss of less than $0.1 million on the sale.

Timber

The majority of the Timber segment’s capital expenditures were made for purchases of land and timber for Seneca’s timber operations, as well as equipment for Highland’s sawmill and kiln operations. As discussed under the Timber segment’s results of operations, in November 2000 this segment sold timber properties with a book value of $5.2 million for $7.3 million. In April 2001, this segment sold land having a minimal book value for $0.6 million.

All Other

Expenditures for Long-Lived Assets for all other subsidiaries consisted of Horizon Power’s purchase of a 50% partnership interest in Model City Energy, LLC (Model City) ($0.4 million) and Horizon Power’s purchase of a 50% partnership interest in Energy Systems North East, LLC (ESNE) ($0.5 million). Horizon Power also financed ESNE with a long-term note in the principal amount of $11.5 million. Model City generates electricity by using methane gas obtained from a landfill in Model City, New York, which is owned by an outside party. ESNE is an 80-megawatt power plant located in North East, Pennsylvania. The plant provides thermal energy to an adjacent, industrial facility, as well as electric power to the New York power pool.

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

        Consolidated short-term debt decreased $155.2 million during the first nine months of 2001. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

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

        The Company’s present liquidity position is believed to be adequate to satisfy known demands.* Under the Company’s existing indenture covenants, at June 30, 2001, the Company would have been permitted to issue up to a maximum of $458.0 million in additional long-term unsecured indebtedness at projected market interest rates. Excluding the unrealized loss for derivative financial instruments reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet, the Company would have been permitted to issue up to a maximum of $472.0 million in additional long-term unsecured indebtedness at projected market interest rates. In addition, at June 30, 2001, the Company had regulatory authorizations and unused short-term credit lines that would have permitted it to borrow an additional $285.7 million of short-term debt.

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

at $5.0 million unless the Company can demonstrate that it is no longer justified. Also, earnings beyond a target level of 11.5% return on equity will be shared equally between shareholders and ratepayers. The Agreement provides further that the Company and interested parties will resume discussions to address the NYPSC’s competition initiatives, including changes to “customer choice” transportation services, among other things. Those discussions commenced in November 2000 and ultimately produced an interim “Joint Proposal,” or settlement agreement, addressing several discrete issues of interest to the parties and the NYPSC. In an order issued on May 30, 2001, the NYPSC adopted the parties’ Joint Proposal. As recommended by the parties, the Joint Proposal modifies Distribution Corporation’s operations relating to transportation services and transactions with marketers and producers of indigenous natural gas. Under the Joint Proposal, the parties also agreed to continue negotiations to implement additional features of the NYPSC’s restructuring initiative (described below). Those confidential discussions, dubbed “Phase III negotiations,” are under way. The Joint Proposal makes no changes in Distribution Corporation’s revenue requirement or other such matters addressed in the above-described settlement agreement.

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

        On November 1, 2000, Distribution Corporation filed tariff amendments in compliance with the Billing Order (and a subsequent order on rehearing of the Billing Order). Consistent with the provisions of the Billing Order, Distribution Corporation’s filing proposed to maintain its long-standing marketer single-bill model and add a permanent version of a utility-provided competitive single-bill service that has been available since May 2000. In addition, the filing proposed a credit (one of a variety of “back-out credits” referred to below), available to marketers that issue single retail bills, equal to the long-run marginal cost of billing services avoided by Distribution Corporation. The NYPSC approved Distribution Corporation’s filing in an order issued on May 18, 2001 with modifications to the proposed back-out credit. Pursuant to the May order, the company’s tariff now provides a monthly back-out credit of $0.80 for all customers enrolled in an aggregation group. For marketers who choose to use Distribution Corporation’s billing service, the charge is $0.84 per bill (producing an incremental charge of $0.04). The May order, like its predecessor orders, provides that utilities may petition for recovery of revenue deficiencies resulting from the back-out credit. Distribution Corporation is discussing cost recovery mechanisms in its generic restructuring proceedings (described above). At this juncture, however, the outcome of those discussions cannot be ascertained.

        On March 30, 2000, a collaborative was convened to address the NYPSC’s Order Instituting Proceeding in the so-called “Provider of Last Resort” (POLR) case. The collaborative was charged with the task of helping the NYPSC to “refine our concept of the mature competitive retail energy markets (especially the future role of the regulated utilities) and to identify and remove obstacles to its achievement.” The parties in this case are addressing, among other things, issues arising from utilities exiting the merchant function. The proceeding is also focusing on utilities’ responsibility to provide low-income assistance programs. The parties held frequent meetings on a periodic basis in an attempt to develop consensus on various end-state models for consideration by the NYPSC. Although a consensus model was not developed, a proposal was designed using the gas Policy Statement (described above) as a guide. Collaboration having essentially failed to produce a consensus model, the parties are pursuing a more traditional litigation route by filing legal briefs on issues to be addressed by the NYPSC. Distribution Corporation filed briefs stating generally that the NYPSC’s end-state vision, which takes the LDC out of the merchant role, is unattainable under current laws, among other things. While Distribution Corporation’s briefs acknowledged the potential benefits of LDCs exiting competitive functions, Distribution Corporation’s position has been governed by the NYPSC’s inability to fully address the legal obstacles that prevent a transition to the Policy Statement’s end-state.

        On July 13, 2001, a panel of NYPSC hearing officers issued a Recommended Decision (RD) in response to the legal briefs filed by the various parties. The RD addressed most issues raised in the POLR collaborative, including end-state policy options, transition to markets, customer migration strategies, back-out credits, unbundling, public benefits (low income) programs and the NYPSC’s legal authority to proceed to an alternative POLR environment. Very briefly summarized, the RD recommends that the NYPSC adopt as its “end-state vision” one in which the utilities “no longer provide gas and electric commodity service.” Similar to the 1998 Policy Statement, the RD proposes to extend the time-table for implementation by recommending that several preconditions be met, including “a determination that the wholesale and retail markets are operating without the exercise of market power.” The RD then goes on to declare that the only “workably competitive market” is the commodity market for non-residential gas customers. In that area, the RD recommends that the NYPSC “move forward” and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

remove utilities from providing commodity service to that class of customers. The RD also recommends that marketers be subject to some (or potentially all) consumer protection requirements currently applied to utilities. The RD also recommends that a “universal service” policy be formally adopted for gas and electric service. Distribution Corporation plans to file briefs in opposition to several recommendations contained in the RD, and will object particularly to the assumption that utilities cannot participate in “workably competitive markets.” Distribution Corporation cannot ascertain the outcome of this proceeding at this time.

        In connection with the POLR proceeding the NYPSC issued an Order Directing Expedited Consideration of Rate Unbundling on March 29, 2001 (Unbundling Order). The Unbundling Order directs the state’s electric and gas utilities, including Distribution Corporation, to submit cost studies for “bottom-up” unbundling, which as described by the NYPSC, “begins with the total costs of the utility’s business and then assigns those costs to the various functions, some of which are expected to become competitively available.” This is in contrast to methods used for establishing “back-out” credits, although the result is essentially the same: competitive functions are identified and priced in order to subsidize market entry for marketers. Numerous parties met for several collaborative sessions and were unable to reach consensus on the methodology for the studies. Accordingly, briefs have been filed and a decision on the appropriate methodology to use will be issued by the NYPSC at a later date. Distribution Corporation has no objection to the NYPSC’s authority to order unbundling cost studies, but to the extent any legally-mandated utility functions are identified as “competitive,” there is a possibility that stranded costs may be incurred. While at this juncture the NYPSC has not indicated that stranded cost recovery would be denied, in whole or in part, the issue remains open for consideration in individual utility proceedings. At this time, Distribution Corporation is unable to ascertain the outcome of this proceeding.*

        On July 23, 2001, the NYPSC ordered inplementation of an initial set of electronic data interchange (EDI) datasets for electronic exchange of retail access data in New York (EDI Order). As described by the NYPSC, EDI is the computer-to-computer exchange of routine business information in a standard form. The NYPSC believes that EDI is necessary to develop uniform data exchange protocol for the state’s customer choice initiatives. The EDI Order adopts modified enrollment and historical usage datasets initially prepared by an EDI working group involving utilities, marketers and other interests. The Order identifies required changes to uniform business practices and also adopts Web Site Design principles and EDI testing plans. Initial EDI implementation is ordered for calendar year-end 2001 following completion of EDI testing. Phased testing of EDI is expected to begin during the fourth quarter of calendar 2001. The NYPSC also directs development of datasets governing billing and payment processing based upon the recommendations of a national group of stakeholders. It is expected that EDI datasets governing billing will be built during calendar 2001 and implemented during calendar 2002.

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

Other Matters

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At June 30, 2001, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.2 million to $6.6 million. The minimum liability of $5.2 million has been recorded on the Consolidated Balance Sheet at June 30, 2001. Other than discussed in Note H in Item 8 of the 2000 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the 2000 Form 10-K.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). For a discussion of SFAS 141, SFAS 142 and SFAS 143 and their impact on the Company, refer to Part I, Item 1 at Note 1.

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

Item 2. Changes in Securities and Use of Proceeds

On April 2, 2001, the Company issued 840 unregistered shares of Company common stock to the non-employee directors of the Company. The shares were issued as partial consideration for the directors’ service during the quarter ended June 30, 2001, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Item 5. Other Information

In June 2001, NFR Power, Inc. changed its name to Horizon Power, Inc.

Item 6. Exhibits and Reports on Form 8-K
         (a)      Exhibits

                  Exhibit
                  Number   Description of Exhibit

                  (12)              Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2001 and the Fiscal Years
                                    Ended September 30, 1996 through 2000.

                   (99)             National  Fuel Gas Company  Consolidated  Statement of Income for the Twelve  Months Ended June 30,
                                    2001 and 2000.

Item 6.  Exhibits and Reports on Form 8-K (Concl)

         (b)     Reports on Form 8-K

                                    On May 4, 2001,  the Company  filed a Form 8-K (under Item 5 and Item 7) regarding  press  releases issued  by the  Company  and its  subsidiary,  Seneca  Resources  Corporation  (Seneca).  One press
                                    release  dealt  with  an  agreement  whereby  Seneca's  wholly-owned   subsidiary,   National  Fuel
                                    Exploration  Corp., would offer to acquire all of the outstanding common shares of Player Petroleum
                                    Corporation,  a Canadian  exploration  and  production  company.  The other press  releases were in regards  to the  Company's  and  Seneca's  earnings  for the  second  quarter  of 2001.  The report included partial financial statements and other financial information.

                                    On June 19, 2001,  the Company filed a Form 8-K (under Item 5 and Item 7) regarding a press release issued by the Company  concerning the approval by the Company's Board of Directors of a two-for-one
                                    stock split and an increase in the regular quarterly dividend.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          NATIONAL FUEL GAS COMPANY
                                                          -------------------------
                                                                (Registrant)

                                                          /s/Joseph P. Pawlowski
                                                          --------------------------------------------------------
                                                          Joseph P. Pawlowski
                                                          Treasurer and
                                                          Principal Accounting Officer
Date: August 14, 2001

EXHIBIT INDEX
(Form 10-Q)

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2001 and the Years Ended September
                           30, 1996 through 2000.

Exhibit 99                 National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended June 30, 2001 and
                           2000.