Form 10-K/A
period 2001-09-30
NATIONAL FUEL GAS CO
filed 2002-01-25
CIK 70145

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

          3(ii) By-Laws:

         **3.1  National Fuel Gas Company By-Laws as amended on December 13, 2001

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
                31, 1998 in File No. 1-3880)

            •   Amendments to National Fuel Gas Company and Participating
                Subsidiaries  Executive  Retirement Plan,  effective  September 16,
                1999 (Exhibit 10.15, Form 10-K for fiscal year ended September 30,
                1999 in File No. 1-3880)

         **10.4 Amendment to National Fuel Gas Company and  Participating
                Subsidiaries  Executive  Retirement  Plan, effective September 5, 2001

         **10.5 Retirement Supplement Agreement, dated September 14, 2000, between the Company and Gerald T. Wehrlin

         **10.6 Retirement Supplement Agreement, dated January 11, 2002, between the Company and
                Joseph P. Pawlowski

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
** Indicates exhibit amended or added by this Form 10K/A and filed herewith as part of this Form 10K/A.

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 National Fuel Gas Company
                                                     (Registrant)

                                              By/s/ J. P. Pawlowski

                                                   J. P. Pawlowski
                                                   Treasurer and Principal Accounting Officer

                                              Date:  January 23, 2002

                                                Exhibit Index
                                                 -------------

                     3.1            National Fuel Gas Company By-Laws as amended on
                                    December 13, 2001

                    10.4            Amendment to National Fuel Gas Company and
                                    Participating Subsidiaries Executive Retirement
                                    Plan, effective September 5, 2001

                    10.5            Retirement Supplement Agreement, dated
                                    September 14, 2000, between the Company and
                                    Gerald T. Wehrlin

                    10.6            Retirement Supplement Agreement, dated
                                    January 11, 2002, between the Company and
                                    Joseph P. Pawlowski