Form 10-Q
period 2001-12-31
NATIONAL FUEL GAS CO
filed 2002-02-14
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

      Common Stock, $1 Par Value, outstanding at January 31, 2002: 79,637,354 shares.

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
               Business - Three Months Ended December 31, 2001 and 2000            4

         b.    Consolidated Balance Sheets - December 31, 2001
               and September 30, 2001                                           5 - 6

         c.    Consolidated Statement of Cash Flows - Three Months
               Ended December 31, 2001 and 2000                                    7

         d.    Consolidated Statement of Comprehensive Income - Three
               Months Ended December 31, 2001 and 2000                             8

         e.    Notes to Consolidated Financial Statements                       9 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   14 - 30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                30

               Part II. Other Information

Item 1.  Legal Proceedings                                                         30

Item 2.  Changes in Securities                                                     30

Item 3.  Defaults Upon Senior Securities                                           o

Item 4.  Submission of Matters to a Vote of Security Holders                       31

Item 5.  Other Information                                                         31

Item 6.  Exhibits and Reports on Form 8-K                                      31 - 32

Signature                                                                          33

o   The Company has nothing to report under this item.

Reference to "the Company" in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure. All references to a certain year in this report are to the Company's fiscal year ended September 30 of that year, unless otherwise noted.

This Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), under the heading "Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with an asterisk ("*") following the statement, as well as those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

Part I. Financial Information

Item 1. Financial Statements

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2001              2000
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $394,108          $549,999
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         131,187           263,575
  Fuel Used in Heat and Electric Generation                                              15,618            16,064
  Operation                                                                              99,488            96,324
  Maintenance                                                                             5,058             4,967
  Property, Franchise and Other Taxes                                                    17,205            21,453
  Depreciation, Depletion and Amortization                                               44,045            39,136
  Income Taxes                                                                           22,709            33,359
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        335,310           474,878
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                         58,798            75,121
Other Income                                                                              2,133             8,165
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                              60,931            83,286
-------------------------------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                                             21,921            19,058
  Other Interest                                                                          5,180            10,329
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                         27,101            29,387
-------------------------------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                                                  (623)             (915)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    33,207            52,984

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    513,488           525,847
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        546,695           578,831
Dividends on Common Stock
 (2001 - $0.2525; 2000 - $0.24)                                                          20,061            18,891
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at December 31                                                                 $526,634          $559,940
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $0.42             $0.67
================================================================================ ================= =================
  Diluted                                                                                 $0.41             $0.66
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          79,471,820        78,760,226
================================================================================ ================= =================
  Used in Diluted Calculation                                                        80,417,092        80,346,348
================================================================================ ================= =================

                                            See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                December 31,
                                                                                    2001            September 30,
                                                                                 (Unaudited)             2001
---------------------------------------------------------------------------- -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,324,694          $4,273,716
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,534,860           1,493,003
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     2,789,834           2,780,713
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  34,610              36,227
   Receivables - Net                                                                   141,350             131,726
   Unbilled Utility Revenue                                                             61,109              25,375
   Gas Stored Underground                                                               54,658              83,231
   Materials and Supplies - at average cost                                             34,510              33,710
   Unrecovered Purchased Gas Costs                                                       7,005               4,113
   Prepayments                                                                          29,214              39,520
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       362,456             353,902
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             86,586              86,586
   Unamortized Debt Expense                                                             19,984              19,796
   Other Regulatory Assets                                                              23,560              23,253
   Deferred Charges                                                                      7,421               9,136
   Fair Value of Derivative Financial Instruments                                       41,824              37,585
   Other                                                                               131,972             134,595
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       311,347             310,951
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,463,637          $3,445,566
============================================================================ ==================== ===================

                                            See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

----------------------------

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                December 31,
                                                                                    2001            September 30,
                                                                                 (Unaudited)             2001
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding -  79,524,257 Shares and
    79,406,105 Shares, Respectively                                                   $ 79,524            $ 79,406
   Paid in Capital                                                                     432,582             430,618
   Earnings Reinvested in the Business                                                 526,634             513,488
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,038,740           1,023,512
   Accumulated Other Comprehensive Loss                                                (10,965)           (20,857)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,027,775           1,002,655
Long-Term Debt, Net of Current Portion                                               1,195,452           1,046,694
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,223,227           2,049,349
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               24,011              22,324
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   356,497             489,673
   Current Portion of Long-Term Debt                                                   110,583             109,435
   Accounts Payable                                                                     89,538             118,505
   Amounts Payable to Customers                                                         43,537              51,223
   Other Accruals and Current Liabilities                                               99,115              94,634
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       699,270             863,470
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   349,430             340,559
   Taxes Refundable to Customers                                                        16,865              16,865
   Unamortized Investment Tax Credit                                                     9,424               9,599
   Other Deferred Credits                                                              130,034             126,319
   Fair Value of Derivative Financial Instruments                                       11,376              17,081
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       517,129             510,423
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,463,637          $3,445,566
============================================================================ ==================== ===================

                                            See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2001                  2000
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                              $33,207               $52,984
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      44,045                39,136
         Deferred Income Taxes                                                          4,637                12,459
         Minority Interest in Foreign Subsidiaries                                        623                   915
         Other                                                                          1,070                   (26)
         Change in:
           Receivables and Unbilled Utility Revenue                                   (44,865)             (208,770)
           Gas Stored Underground and Materials and
            Supplies                                                                   27,880                (6,206)
           Unrecovered Purchased Gas Costs                                             (2,892)              (19,655)
           Prepayments                                                                 10,550                12,086
           Accounts Payable                                                           (29,413)               77,845
           Amounts Payable to Customers                                                (7,686)               (1,876)
           Other Accruals and Current Liabilities                                       4,407                68,389
           Other Assets                                                                 8,825                   350
           Other Liabilities                                                           (1,713)                  252
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                                  48,675                27,883
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (60,795)              (69,319)
   Investment in Partnerships                                                            (383)                  (30)
   Other                                                                               15,848                 8,229
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (45,330)              (61,120)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                             (133,559)             (137,938)
   Net Proceeds from Issuance of Long-Term Debt                                       148,977               197,294
   Reduction of Long-Term Debt                                                         (1,537)               (3,024)
   Dividends Paid on Common Stock                                                     (20,031)              (18,844)
   Proceeds from Issuance of Common Stock                                               1,003                 2,310
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by (Used in) Financing Activities                                    (5,147)               39,798
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          185                (1,806)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase (Decrease) in Cash and Temporary Cash
Investments                                                                            (1,617)                4,755

Cash and Temporary Cash Investments at October 1                                       36,227                32,125

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                                    $34,610               $36,880
============================================================================ =================== =====================

                                            See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2001                   2000
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $33,207               $52,984
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                             2,909                 8,606
   Unrealized Gain on Securities Available for Sale                                      465                 1,565
   Unrealized Gain (Loss) on Derivative Financial Instruments                         21,094               (42,039)
   Reclassification Adjustment for Realized (Gains) Losses on
     Derivative Financial Instruments in Net Income                                  (10,822)               30,713
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                         13,646                (1,155)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            162                   548
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss)
   on Derivative Financial Instruments Arising During the Period                       7,846               (15,642)
Reclassification Adjustment for Income Tax (Expense) Benefit on
   Realized (Gains) Losses from Derivative Financial Instruments
   In Income                                                                          (4,254)               11,742
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                     3,754                (3,352)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Cumulative Effect,
   Net of Tax                                                                          9,892                 2,197
---------------------------------------------------------------------------- ------------------- ---------------------
Cumulative Effect of Change in Accounting, Net of Tax                                      -               (69,767)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), After Cumulative Effect,
  Net of Tax                                                                           9,892               (67,570)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income (Loss)                                                          $43,099              $(14,586)
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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2001, 2000 and 1999 that are included in the Company’s 2001 Form 10-K. The 2002 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the three months ended December 31, 2001 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2002. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation’s New York tariff. The WNC is effective for October through May billings. Distribution Corporation’s tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment’s business is influenced by weather conditions, Supply Corporation’s straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Oil and Gas Exploration and Development Costs. Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits (the full-cost ceiling). The full-cost ceiling is calculated using proved reserve quantities and New York Mercantile Exchange reported pricing (adjusted to the location of the Company's reserves) at the end of each quarter. The quantities of the Company's proved reserves are based upon estimates by qualified Company geologists and engineers and at year-end are audited by independent petroleum engineers. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.

        At December 31, 2001, the Company’s capitalized costs under the full-cost method of accounting were below the full-cost ceiling. Since December 31, 2001, oil and gas prices have dropped to a level below the December 31, 2001 prices. If prices do not improve before March 31, 2002 and there are no other factors such as proved reserve additions to mitigate the lower ceiling that would be calculated by using such lower prices, the Company would be required to recognize an impairment at March 31, 2002. Due to the fact that the full-cost method of accounting requires the use of reserve estimates and commodity prices at March 31, 2002, and given the volatile nature of oil and gas prices, whether the Company must recognize an impairment, or the actual amount thereof, cannot be determined until March 31, 2002.

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                                     At December 31, 2001               At September 30, 2001
                                                     --------------------               ---------------------

Cumulative Foreign Currency
    Translation Adjustment                                   $(36,184)                          $(39,093)
Net Unrealized Gain on Derivative
    Financial Instruments                                      23,401                             16,721
Net Unrealized Gain on Securities
     Available for Sale                                         1,818                              1,515
                                                             --------                           --------
Accumulated Other Comprehensive Loss                         $(10,965)                          $(20,857)
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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                              Three Months Ended
                                                                 December 31,
                                                   ----------------------------------------
                                                            2001                2000
                                                   ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                               $13,331              $13,656
     State                                                   4,556                3,835
     Foreign                                                   185                3,409

  Deferred Income Taxes
     Federal                                                 2,023               10,844
     State                                                      51                1,250
     Foreign                                                 2,563                  365
-------------------------------------------------- ------------------- --------------------
                                                            22,709               33,359

Other Income:
  Deferred Investment Tax Credit                              (174)                (175)

Minority Interest in Foreign Subsidiaries                     (249)                (407)
-------------------------------------------------- ------------------- --------------------

Total Income Taxes                                         $22,286              $32,777
================================================== =================== ====================

Item 1. Financial Statements (Cont.)

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                           Three Months Ended
                                                                              December 31,
                                                                       2001                2000
------------------------------------------------------------- ------------------- --------------------

U.S.                                                                  $49,236              $76,751
Foreign                                                                 6,257                9,010
------------------------------------------------------------- ------------------- --------------------
                                                                      $55,493              $85,761
============================================================= =================== ====================

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                        Three Months Ended
                                                                           December 31,
                                                              ----------------------------------------
                                                                      2001                 2000
                                                              ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                $19,422              $30,016

Increase (reduction) in taxes resulting from:
  State income taxes                                                    2,995                3,304
  Depreciation                                                            381                  445
  Foreign tax in excess of (less than)
   statutory rate                                                         309                  214
  Miscellaneous                                                          (821)              (1,202)
------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                  $22,286              $32,777
============================================================= =================== ====================

     Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                             At December 31, 2001           At September 30, 2001
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $394,017                     $389,879
  Other                                                               28,483                       27,047
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       422,500                      416,926
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Deferred Gas Costs                                                 (14,614)                     (20,178)
  Other                                                              (58,456)                     (56,189)
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                            (73,070)                     (76,367)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $349,430                     $340,559
====================================================== ================================= ============================

Note 3 - Capitalization

Common Stock. During the three months ended December 31, 2001, the Company issued 118,152 shares of common stock under the Company’s stock and benefit plans.

On December 12, 2001, 600,000 stock options were granted at an exercise price of $22.28 per share.

Item 1. Financial Statements (Cont.)

Note 4 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2001, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.3 million to $6.3 million. The minimum liability of $5.3 million has been recorded on the Consolidated Balance Sheet at December 31, 2001. Other than discussed in Note H of the 2001 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

        For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2001 Form 10-K.

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

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2001 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2001 Form 10-K.

Item 1. Financial Statements (Concl.)

Quarter Ended December 31, 2001 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                         Pipeline  Exploration                                       Total                 Corporate and
                           and         and                      Energy             Reportable               Intersegment      Total
                Utility  Storage    Production  International  Marketing   Timber   Segments    All Other   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $222,355   $20,794      $75,000     $30,538    $32,785   $10,331    $391,803     $2,305          $  -         $394,108

Intersegment
Revenues           5,633    22,151            -           -          -         -      27,784         63       (27,847)               -

Segment Profit
(Loss):
Net Income        18,041    10,014        1,441         993       1,948    1,538      33,975          5          (773)          33,207

Quarter Ended December 31, 2000 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                         Pipeline  Exploration                                       Total                 Corporate and
                           and         and                      Energy             Reportable               Intersegment      Total
                Utility  Storage    Production  International  Marketing   Timber   Segments    All Other   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $348,131   $20,432      $91,749     $31,224    $48,186   $10,937    $550,659      $(660)          $  -         $549,999

Intersegment
Revenues           6,037    22,233            -           -          -         -      28,270      1,959        (30,229)               -

Segment Profit
(Loss):
Net Income        18,287     6,595       23,001       2,240       1,344    2,396      53,863       (732)          (147)          52,984

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

     The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a complete discussion of the Company's significant accounting policies, refer to Note A in Item 8 of the Company's 2001 Form 10-K. A summary of the Company's most critical accounting policies follows:

Oil and Gas Exploration and Development Costs. Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits (the full-cost ceiling). The full-cost ceiling is calculated using proved reserve quantities and New York Mercantile Exchange reported pricing (adjusted to the location of the Company's reserves) at the end of each quarter. The quantities of the Company's proved reserves are based upon estimates by qualified Company geologists and engineers and at year-end are audited by independent petroleum engineers. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.

        At December 31, 2001, the Company’s capitalized costs under the full-cost method of accounting were below the full-cost ceiling. Since December 31, 2001, oil and gas prices have dropped to a level below the December 31, 2001 prices. If prices do not improve before March 31, 2002 and there are no other factors such as proved reserve additions to mitigate the lower ceiling that would be calculated by using such lower prices, the Company would be required to recognize an impairment at March 31, 2002. Due to the fact that the full-cost method of accounting requires the use of reserve estimates and commodity prices at March 31, 2002, and given the volatile nature of oil and gas prices, whether the Company must recognize an impairment, or the actual amount thereof, cannot be determined until March 31, 2002.

Regulation. The Company is subject to regulation by certain state and federal authorities. The Company has accounting policies which conform to Statement of Financial Accounting Standards No. 71, "Accounting for the Effect of Certain Types of Regulation" and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Earnings

     The Company's earnings were $33.2 million, or $0.42 per common share ($0.41 per common share on a diluted basis), for the quarter ended December 31, 2001. This compares to earnings of $53.0 million, or $0.67 per common share ($0.66 per common share on a diluted basis), for the quarter ended December 31, 2000. The decrease in earnings of $19.8 million is primarily the result of lower earnings in the Exploration and Production segment. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31 (Thousands)                                    2001              2000         (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Utility                                                                     $ 18,041           $18,287         $  (246)
Pipeline and Storage                                                          10,014             6,595           3,419
Exploration and Production                                                     1,441            23,001         (21,560)
International                                                                    993             2,240          (1,247)
Energy Marketing                                                               1,948             1,344             604
Timber                                                                         1,538             2,396            (858)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Reportable Segments                                                  33,975            53,863         (19,888)
All Other                                                                          5              (732)            737
Corporate                                                                       (773)             (147)           (626)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Consolidated                                                       $ 33,207           $52,984        $(19,777)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Utility

Utility Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2001              2000          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales Revenues:
    Residential                                                             $164,836          $252,558       $ (87,722)
    Commercial                                                                25,994            43,819         (17,825)
    Industrial                                                                 3,166            11,405          (8,239)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             193,996           307,782        (113,786)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                            11,345            21,987         (10,642)
  Transportation                                                              22,493            24,511          (2,018)
  Other                                                                          154              (112)            266
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $227,988          $354,168       $(126,180)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Utility Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (million cubic feet) (MMcf)                    2001              2000          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales:
    Residential                                                               17,913            24,001          (6,088)
    Commercial                                                                 3,117             4,451          (1,334)
    Industrial                                                                   698             1,674            (976)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              21,728            30,126          (8,398)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                             3,949             3,181             768
  Transportation                                                              15,235            17,514          (2,279)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              40,912            50,821          (9,909)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Operating revenues for the Utility segment decreased $126.2 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. The decrease in revenues is primarily the result of a decrease in retail sales volumes, as shown above, a decrease in the average cost of purchased gas ($4.91 and $7.43 per thousand cubic feet (Mcf) during the quarters ended December 31, 2001 and 2000, respectively) and lower transportation volumes. Warmer weather, as shown in the table below, was the major factor for the decrease in retail sales volumes and transportation volumes. Off-system sales revenues decreased largely due to lower gas prices which more than offset slightly higher volumes. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. Partly offsetting these decreases to revenue was the positive impact of a lower bill credit in the Utility’s New York jurisdiction. In connection with the three year rate settlement reached with the New York State Public Service Commission that went into effect October 1, 2000, the Utility’s New York customers received a $10.0 million rate decrease in the form of a bill credit for the November 1, 2000 through March 31, 2001 heating season. For the November 1, 2001 through March 31, 2002 heating season, the amount of the bill credit has been reduced to $5.0 million.

     The Utility segment's earnings for the quarter ended December 31, 2001 were $18.0 million, a decrease of $0.2 million when compared with the quarter ended December 31, 2000. A significant factor for this decrease was the impact of weather, which in the Pennsylvania jurisdiction was approximately 29% warmer than last year's first quarter. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. For the quarter ended December 31, 2001, the WNC preserved earnings of $4.5 million (after tax) for Distribution Corporation since it was warmer than normal. For the quarter ended December 31, 2000, the WNC resulted in a benefit to customers of $1.1 million (after tax) since it was colder than normal. The negative earnings impact associated with weather in the Utility segment's Pennsylvania jurisdiction was largely offset by lower Operation and Maintenance (O & M) expense. For the quarter ended December 31, 2000, the Utility segment recorded stock appreciation right (SAR) expense of $2.6 million (after tax) due to an increase in the market price of the Company's common stock from September 30, 2000 ($28.03 per common share) to December 31, 2000 ($31.47 per common share). SAR expense is recorded in O & M expense and is spread across all segments, with the greatest impact on the Pipeline and Storage, Utility and Exploration and Production segments. For the quarter ended December 31, 2001, the earnings impact of SARs was minimal ($8,000 positive contribution to earnings). This small earnings impact is attributed to the cancellation of substantially all of the Company's SARs in November 2001. The canceled SARs were replaced with non-qualified stock options and there will be no future awards of SARs. As a result, future earnings will not be materially impacted by SAR expense or income. Another factor contributing to lower O & M expense was that the quarter ended December 31, 2000 included a non-recurring charge of approximately $0.6 million (after tax) for an early retirement offer accepted by certain employees in Pennsylvania. The positive earnings impact of the lower bill credit discussed above was largely offset by an estimated refund provision for a 50% sharing with customers of earnings over 11.5% as specified in the New York rate settlement that became effective October 1, 2000 and lower customer usage per account.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                             Percent (Warmer)
Three Months Ended                                                                              Colder Than
                                                                                      --------------------------------
December 31                           Normal          2001              2000               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,320          1,799             2,488               (22.5)          (27.7)
Erie                                   2,019          1,659             2,332               (17.8)          (28.9)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2001              2000          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                          $22,383           $22,741           $(358)
Interruptible Transportation                                                     780               810             (30)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              23,163            23,551            (388)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Storage Service                                                          15,374            15,068             306
Interruptible Storage Service                                                      -               168            (168)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              15,374            15,236             138
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Other                                                                          4,408             3,878             530
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             $42,945           $42,665           $ 280
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Pipeline and Storage Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2001              2000          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                           72,050            89,542         (17,492)
Interruptible Transportation                                                   1,990             5,950          (3,960)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              74,040            95,492         (21,452)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Operating revenues for the Pipeline and Storage segment increased $0.3 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. This slight increase was due mainly to higher revenues from unbundled pipeline sales and open access transportation offset, in part, by lower cashout revenues (a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas it receives in excess of amounts delivered into Supply Corporation’s system by the customer or by the customer’s transporter). Both of these items are included in “Other” revenue in the table above. Cashout revenues are offset by purchased gas expense. While transportation volumes decreased significantly, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design.

        Earnings in the Pipeline and Storage segment increased $3.4 million from $6.6 million for the quarter ended December 31, 2000 to $10.0 million for the quarter ended December 31, 2001. Major factors for this increase included higher revenues from unbundled pipeline sales and open access transportation ($2.1 million after tax) and lower SAR expense ($3.5 million after tax), as discussed above in the Utility segment. Also, the quarter ended December 31, 2000 included a non-recurring charge of approximately $0.6 million (after tax) for an early retirement offer accepted by certain employees in Pennsylvania. Partly offsetting these increases to earnings, the quarter ended December 31, 2000 included non-recurring income of $2.6 million (after tax) which was realized upon the buy-out by a customer of a long-term transportation contract. This income was recorded in Other Income on the Consolidated Statement of Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

Exploration and Production Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                           Increase
Three Months Ended December 31 (Thousands)                                  2001              2000          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
  Gas (after Hedging)                                                       $35,104           $32,324         $ 2,780
  Oil (after Hedging)                                                        33,337            42,474          (9,137)
  Gas Processing Plant                                                        4,219            10,517          (6,298)
  Other                                                                       5,442            15,939         (10,497)
  Intrasegment Elimination *                                                 (3,102)           (9,505)          6,403
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $75,000           $91,749        $(16,749)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

* Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that is sold to the gas processing plant shown in the table above. An elimination for the same dollar amount is made to reduce the gas processing plant’s Purchased Gas expense.

Production Volumes
---------------------------------------------------------------- ---------------- -----------------
Three Months Ended December 31                                            2001              2000
---------------------------------------------------------------- ---------------- -----------------
Gas Production (million cubic feet)
  Gulf Coast                                                             7,188             6,429
  West Coast                                                             1,246             1,044
  Appalachia                                                             1,058             1,043
  Canada                                                                 1,831               122
---------------------------------------------------------------- ---------------- -----------------
                                                                        11,323             8,638
---------------------------------------------------------------- ---------------- -----------------
Oil Production (thousands of barrels)
  Gulf Coast                                                               454               356
  West Coast                                                               748               745
  Appalachia                                                                 2                 2
  Canada                                                                   755               741
---------------------------------------------------------------- ---------------- -----------------
                                                                         1,959             1,844
---------------------------------------------------------------- ---------------- -----------------

Average Prices
---------------------------------------------------------------- ---------------- -----------------
Three Months Ended December 31                                             2001              2000
---------------------------------------------------------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                                              $2.41             $5.91
  West Coast                                                              $2.35             $9.36
  Appalachia                                                              $3.66             $4.18
  Canada                                                                  $2.07             $4.75
  Weighted Average                                                        $2.47             $6.10
  Weighted Average After Hedging                                          $3.10             $3.74

Average Oil Price/barrel (bbl)
  Gulf Coast                                                             $19.16            $31.80
  West Coast                                                             $15.35            $26.94
  Appalachia                                                             $24.93            $30.90
  Canada                                                                 $14.40            $28.01
  Weighted Average                                                       $15.88            $28.31
  Weighted Average After Hedging                                         $17.01            $23.03
---------------------------------------------------------------- ---------------- -----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Operating revenues for the Exploration and Production segment decreased $16.7 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. Oil production revenue after hedging decreased $9.1 million from last year’s first quarter as the weighted average price of oil after hedging decreased 26%. Other revenues decreased $10.5 million primarily due to lower positive mark-to-market and other revenue adjustments related to derivative financial instruments. Offsetting these revenue decreases, gas production revenues increased $2.8 million, largely due to the Canadian properties acquired in June 2001 (i.e., the Player Petroleum Corporation acquisition), which more than offset a 17% decrease in the weighted average gas price after hedging.

        The Exploration and Production segment’s earnings for the quarter ended December 31, 2001 were $1.4 million, a decrease of $21.6 million when compared with earnings of $23.0 million for the quarter ended December 31, 2000. As discussed above, a significant decrease in oil prices in the current quarter and lower positive mark-to-market adjustments on derivative financial instruments contributed to this earnings decrease. This segment also recorded a net $3.4 million (after tax) non-cash charge to reserve for the Company’s exposure to Enron Corp. (“Enron”). This reserve related to the fair market value of the Company’s hedging contracts with Enron extending to the first quarter of fiscal 2003. However, under hedge accounting rules, substantially all of this charge will reverse over the remaining three quarters of fiscal 2002. Therefore, the net impact on earnings for the entire fiscal year will be the same as if the Company had not entered into the Enron transactions.

International

International Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31 (Thousands)                                     2001              2000       (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating                                                                    $22,673           $21,717           $ 956
   Electricity                                                                  7,099             8,875          (1,776)
   Other                                                                          766               632             134
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              $30,538           $31,224           $(686)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

International Heating and Electric Volumes
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                            Increase
Three Months Ended December 31                                               2001              2000          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating Sales (Gigajoules) (1)                                           3,231,692         3,365,555        (133,863)
   Electricity Sales (megawatt hours)                                         261,681           330,024         (68,343)

--------------------------------------------------------------------- ---------------- ----------------- ----------------
(1) Gigajoules = one billion joules.  A joule is a unit of energy.

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Operating revenues for the International segment decreased $0.7 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. The decrease was primarily due to lower electric revenues, which resulted from lower volumes (principally attributable to the scheduled shutdown of a generating turbine that had reached the end of its useful life in the third quarter of 2001) and a decline in electric rates. Partially offsetting this decrease, heating revenues were up due to colder weather. In June 2001, United Energy, a.s., an indirect subsidiary of Horizon, sold its 65.78% ownership interest in Jablonecka teplarenska a realitni, a.s. (JTR). As a result of that sale, the quarter ended December 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

included heating revenues of $2.4 million and heating volumes of 243,255 gigajoules that did not recur during the quarter ended December 31, 2001.

        The International segment’s earnings for the quarter ended December 31, 2001 were $1.0 million, a decrease of $1.2 million when compared with earnings of $2.2 million for the quarter ended December 31, 2000. This decrease can be attributed to lower margins resulting from the scheduled shutdown of a generating turbine and a decline in electric rates, as discussed above, combined with higher O & M expense.

Energy Marketing

Energy Marketing Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                   Increase
Three Months Ended December 31 (Thousands)                                          2001             2000        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas (after Hedging)                                                      $32,804          $46,781         $(13,977)
Electricity                                                                            -              448             (448)
Other                                                                                (19)             957             (976)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                 $32,785          $48,186         $(15,401)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Energy Marketing Volumes
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                   Increase
Three Months Ended December 31                                                      2001             2000        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas - (MMcf)                                                               7,190            7,728             (538)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Operating revenues for the Energy Marketing segment decreased $15.4 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. This decrease largely reflects lower gas sales revenue due to a decrease in the price of natural gas as well as lower volumes due to warmer weather.

        The Energy Marketing segment’s earnings for the quarter ended December 31, 2001 were $1.9 million, an increase of $0.6 million when compared with earnings of $1.3 million for the quarter ended December 31, 2000. This increase is largely a result of lower interest and bad debt expense.

Timber

Timber Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                   Increase
Three Months Ended December 31 (Thousands)                                          2001             2000        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                         $5,378           $6,412          $(1,034)
Green Lumber Sales                                                                 1,644            1,331              313
Kiln Dry Lumber Sales                                                              3,082            3,006               76
Other                                                                                227              188               39
---------------------------------------------------------------------- ------------------- ---------------- -----------------
Operating Revenues                                                               $10,331          $10,937            $(606)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Timber Board Feet
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                   Increase
Three Months Ended December 31 (Thousands)                                          2001             2000        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                          2,123            2,061               62
Green Lumber Sales                                                                 3,010            2,266              744
Kiln Dry Lumber Sales                                                              1,972            2,068              (96)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                   7,105            6,395              710
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2001 Compared with Quarter Ended December 31, 2000

Operating revenues for the Timber segment decreased $0.6 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. Though sales in board feet increased, revenues were down due to a change in sales mix. Sales of high priced veneer logs, such as cherry and oak, decreased but sales of lower priced saw logs and green lumber increased.

        The Timber segment’s earnings for the quarter ended December 31, 2001 were $1.5 million, a decrease of $0.9 million when compared with earnings of $2.4 million for the quarter ended December 31, 2000. This decrease is primarily the result of a non-recurring $2.1 million pre tax ($1.3 million after tax) gain on the sale of certain timber properties recorded in the quarter ended December 31, 2000. Lower interest expense partially offset this decrease to earnings.

Other Income and Interest Charges

Although variances in other income items and interest charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income

Other income decreased $6.0 million for the quarter ended December 31, 2001 compared with the quarter ended December 31, 2000. This decrease was principally due to a non-recurring buyout of a long-term transportation contract by a customer in the Pipeline and Storage segment as well as a non-recurring gain realized on the sale of certain timber properties in the Timber segment, both of which occurred in the quarter ended December 31, 2000.

Interest Charges

Interest on long-term debt increased $2.9 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. This increase can be attributed to a higher average amount of long-term debt outstanding and slightly higher weighted average interest rates.

        Other interest charges decreased $5.1 million for the quarter ended December 31, 2001 as compared with the quarter ended December 31, 2000. This decrease resulted mainly from a decrease in the average amount of short-term debt outstanding and lower weighted average interest rates.

        The increase in the average amount of long-term debt outstanding and the decrease in the average amount of short-term debt outstanding and the resulting impact on interest expense can be attributed to the November 2000 and November 2001 medium-term note issuances. In November 2000, the Company issued $200.0 million of 7.50% medium-term notes due in November 2010 and in November 2001, the Company issued $150.0 million of 6.70% medium-term notes due in November 2011. In both cases, proceeds from the medium-term note issuances were used to reduce short-term borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the three-month period ended December 31, 2001 consisted of cash provided by operating activities and long-term debt. These sources were supplemented by issuances of common stock under the Company’s stock and benefit plans.

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

        Because of the seasonal nature of the heating business in the Utility, Energy Marketing and International segments, revenues in these segments are relatively high during the heating season, primarily the first and second quarters of the fiscal year, and receivables historically increase during these periods from what was receivable at September 30.

        The storage gas inventory normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the last-in, first-out (LIFO) method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve is reduced as the inventory is replenished.

        Cash provided by operating activities in the Exploration and Production segment may vary from period to period as a result of changes in the commodity prices of natural gas and crude oil. The Company uses various derivative financial instruments, including price swap agreements, no cost collars and options in an attempt to manage this energy commodity price risk.

        Net cash provided by operating activities totaled $48.7 million for the three months ended December 31, 2001, an increase of $20.8 million compared with the $27.9 million provided by operating activities for the three months ended December 31, 2000. Lower working capital requirements in the Utility and Energy Marketing segments due to lower gas prices more than offset lower cash receipts from the sale of oil and gas in the Exploration and Production segment. Oil and gas prices were down in the Exploration and Production segment and higher production did not compensate for the decrease in prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Investing Cash Flow

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

        The Company’s expenditures for long-lived assets totaled $61.1 million during the three months ended December 31, 2001. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Three Months Ended December 31, 2001
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                     Investments in              Total
                                                 Capital             Corporations or        Expenditures for
                                              Expenditures            Partnerships          Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                     $11.5                     $ -                   $11.5
      Pipeline and Storage                          6.2                     0.4                     6.6
      Exploration and Production                   38.4                       -                    38.4
      International                                 1.9                       -                     1.9
      Timber                                        2.7                       -                     2.7
      Energy Marketing                                -                       -                       -
      All Other                                       -                       -                       -
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                  $60.7                    $0.4                   $61.1
   -------------------------------------- ---------------------- ----------------------- -----------------------

Utility

The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment’s transmission and storage systems.

        During the quarter ended December 31, 2001, SIP made an additional $383,000 investment in Independence. SIP’s total investment through December 31, 2001 was $15.0 million. The investment represents a one-third partnership interest in Independence. The investment has been financed with short-term borrowings. Independence intends to build the Independence Pipeline, a 400-mile natural gas pipeline from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of about $700 million.* If the Independence Pipeline project is not constructed, SIP’s share of the developmental costs (including SIP’s investment in Independence) is estimated not to exceed $15.5 million.* This amount represents the estimated maximum pre tax charge to earnings that would be recorded if the project is not constructed.*

     In December 2001 the Federal Energy Regulatory Commission (FERC) placed the Independence Pipeline project on the agenda for its December 19, 2001 meeting. Prior to the meeting, however, FERC removed the project from the agenda. To date, FERC has not responded to a partial implementation plan that Independence filed on November 1, 2001 or to Independence's request to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

extend the due date for a complete implementation plan to November 2003 and the in-service date to November 2004. If FERC were not to grant these extensions, it would be probable that Independence’s current FERC authorization would expire before the project could be built.* Regardless of what FERC may do, each owner of Independence is able to withdraw from the partnership at any time. The Company is uncertain about the future of the Independence project; in the event of significant negative developments, it is reasonably likely that the Company would record a pre tax charge to earnings estimated not to exceed $15.5 million.*

        For a further discussion of SIP’s investment in Independence, refer to “Investing Cash Flow” under “Capital Resources and Liquidity” in Item 7 of the Company’s 2001 Form 10-K. Other than those matters discussed above, there have been no subsequent material changes regarding this investment.

     The Company also continues to explore various opportunities to participate in transporting gas to the Northeast, either through Supply Corporation's system or in partnership with others. This includes the proposed Northwinds Pipeline that the Company and TransCanada PipeLines Limited are pursuing. This project would be a 215-mile, 30-inch natural gas pipeline that would originate in Kirkwall, Ontario, cross into the United States near Buffalo, New York and follow a southerly route to its destination in the Ellisburg-Leidy area in Pennsylvania.* The initial capacity of the pipeline would be approximately 500 million cubic feet of natural gas per day with the estimated cost of the pipeline ranging from $350-$400 million.* At December 31, 2001, the Company had not incurred any material costs associated with this project.

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2001 included approximately $30.2 million for on-shore drilling construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as onshore geological and geophysical costs and fixed asset purchases. Of the $30.2 million amount, $10.7 million was spent on the Exploration and Production segment’s Canadian properties. The Exploration and Production segment’s capital expenditures also included approximately $8.2 million for Seneca’s offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures.

     With the expectation of continued low commodity prices, the Company anticipates reducing the Exploration and Production segment's 2002 capital expenditures from $141.0 million, as previously disclosed in the Company's 2001 Form 10-K, to $92 million.*

     During the quarter ended December 31, 2001, the Exploration and Production segment sold oil and gas properties amounting to $15.7 million. These proceeds were recorded as a reduction of property, plant and equipment and are reflected in Other Investing Activities on the Consolidated Statement of Cash Flows.

International

The majority of the International segment capital expenditures were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

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

        Consolidated short-term debt decreased $133.2 million during the first quarter of 2002 primarily due to the November 2001 medium-term note issuance discussed above. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2002. The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed up by a $200.0 million 364-day credit facility, which would be available as long as the Company maintains an investment grade credit rating. With regards to the Company’s short-term notes payable to banks, the Company utilizes uncommitted bank lines of credit aggregating to $620.0 million. These uncommitted bank lines of credit are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* If a downgrade in the Company’s commercial paper program credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company could borrow under its uncommitted bank lines of credit or seek other liquidity sources, including cash provided by operations. At December 31, 2001, the Company had outstanding short-term notes payable to banks and commercial paper of $295.8 million and $60.7 million, respectively.

        The Company also has authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue long-term debt securities and equity securities in amounts not exceeding $2.0 billion at any one time outstanding during the order’s authorization period, which extends to December 31, 2002. In August 1999, the Company registered $625 million of debt and equity securities under the Securities Act of 1933. Of the $625 million that was originally registered, the Company currently has $125.0 million of securities available to be issued under the Securities Act of 1933.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company’s indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt basically is indebtedness maturing more than one year after the date of issuance. Because of the impairment of oil and gas producing properties recorded by the Company in September 2001, the earnings impact of warm weather and low commodity prices in the quarter ended December 31, 2001, and higher long-term debt interest requirements stemming from the November 2001 medium-term note issuance discussed above, these covenants will restrict the Company’s ability to issue additional funded debt, with certain exceptions, until at least the first quarter of fiscal 2003.* This will not, however, limit the Company’s issuance of funded debt to refund existing funded debt. Also, these covenants will not limit the Company’s ability to utilize short-term debt, which is discussed above.

        The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $34.6 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s minority owned entities, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $10.6 million. The Company has guaranteed 50% or $5.3 million of these capital lease commitments.

        The following table summarizes the Company’s contractual financial commitments at December 31, 2001 and the twelve-month periods over which they occur:

-------------------------------------- -----------------------------------------------------------------------------------------
                                                                 Payments by Expected Maturity Dates
                                       -----------------------------------------------------------------------------------------
(Millions of Dollars)                      2002         2003         2004        2005        2006    Thereafter         Total
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------
Long-Term Debt                          $  110.6      $  160.3      $  229.1   $   4.1    $    2.8     $  799.1       $1,306.0
Short-Term Bank Notes                      295.8            -             -         -           -            -           295.8
Commercial Paper                            60.7            -             -         -           -            -            60.7
Operating Lease Commitments                  1.6           4.0           2.9       4.6         2.3         19.2           34.6
Capital Lease Commitments                    1.2           1.2           1.2       1.5         1.4          4.1           10.6
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------

        The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, indenture requirements, regulatory authorizations, and the requirements of the Company.

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

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2001 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

RATE MATTERS

Utility Operation

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) that establishes rates for a three-year period beginning October 1, 2000. The Agreement provides that customers will receive a bill credit of $17.6 million in the first year, of which $7.6 million relates to customers’ share of earnings accumulated under previous settlements. The credit will be reduced to $5.0 million in the second year, and in the third and subsequent years the credit will remain at $5.0 million unless the Company can demonstrate that it is no longer justified. Also, earnings beyond a target level of 11.5% return on equity will be shared equally between shareholders and customers. The Agreement provided further that the Company and interested parties would resume discussions to address the NYPSC’s competition initiatives, including changes to “customer choice” transportation services, among other things. Those discussions commenced in November 2000 and produced an interim “Joint Proposal,” or settlement agreement, addressing several discrete issues of interest to the parties and the NYPSC. In an order issued on May 30, 2001, the NYPSC adopted the parties’ Joint Proposal. As recommended by the parties, the Joint Proposal modified Distribution Corporation’s operations relating to transportation services and transactions with marketers and producers of indigenous natural gas. Under the Joint Proposal, the parties also agreed to continue negotiations to implement additional features of the NYPSC’s restructuring initiative (described below). Those confidential discussions, dubbed “Phase III negotiations,” concluded on January 18, 2002 when the parties executed a “Comprehensive Joint Proposal”. The Comprehensive Joint Proposal proposes a number of changes to Distribution Corporation’s rates and services through September 30, 2003, including the following:

  Modification of transportation balancing services and upstream capacity rules for the benefit of marketers and to preserve reliability;
  A customer funded “back-out credit” provided to marketers (or marketer customers) to reduce marketer costs and thereby promote competition;
  Provisions to promote increased marketer usage of indigenous natural gas;
  An expanded low-income program that provides arrearage forgiveness and a discounted rate for 30,000 customers;
  Increased customer funding to offset the cost of uncollectibles;
  Unbundling of gas costs from delivery rates; and
  Mechanisms for recovery of stranded pipeline and unbundling costs.

        The Comprehensive Joint Proposal was filed with the Commission on January 23, 2002 and requires approval before an anticipated effective date of April 1, 2002. Distribution Corporation’s base rates would not be materially changed under the Comprehensive Joint Proposal, which is not intended to modify the rate and revenue requirements established in the Agreement described above.

        For a complete discussion of New York Jurisdiction Rate Matters, refer to “New York Jurisdiction” under “Rate Matters” in Item 7 of the Company’s 2001 Form 10-K. Other than those matters discussed above, there have been no subsequent material changes regarding rate matters in the New York Jurisdiction.

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

        For a complete discussion of Pennsylvania Jurisdiction Rate Matters, refer to “Pennsylvania Jurisdiction” under “Rate Matters” in Item 7 of the Company’s 2001 Form 10-K. There have been no subsequent material changes regarding rate matters in the Pennsylvania Jurisdiction.

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

Other Matters

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2001, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.3 million to $6.3 million.* The minimum liability of $5.3 million has been recorded on the Consolidated Balance Sheet at December 31, 2001. Other than discussed in Note H of the 2001 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2001 Form 10-K.

Safe Harbor for Forward-Looking Statements. The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein, including without limitation those which are designated with an asterisk (“*”), are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

  Changes in availability and/or price of natural gas and oil;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

  Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, law and regulations related to foreign operations, and political and governmental changes;

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

Item 2. Changes in Securities

On October 1, 2001, the Company issued a total of 1,680 unregistered shares of Company common stock to the seven non-employee directors of the Company, 240 shares to each such director. These shares were issued as partial consideration for the directors’ services during the quarter ended December 31, 2001, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

        Bernard J. Kennedy served as Chief Executive Officer of the Company from August 1988 through September 30, 2001. He retired as Chairman of the Board effective January 2, 2002. In consideration of Mr. Kennedy's waiver of the balance of his employment agreement with the Company, his undertaking to be bound permanently by comprehensive confidentiality and non-disclosure arrangements, and his agreement to broad, three-year, non-compete covenants, the Company entered into a Retirement and Consulting Agreement with Mr. Kennedy in September 2001. Among other things, the Retirement and Consulting Agreement obligated the Company to pay to Mr. Kennedy, in October 2001, 100,000 shares of Company Common Stock. The Company purchased those shares on the open market in October 2001. The transfer of the shares to Mr. Kennedy was exempt from registration by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on October 16, 2001. At that meeting, the stockholders approved Amendments to the National Fuel Gas Company 1997 Award and Option Plan and the National Fuel Gas Company 1993 Award and Option Plan.

Item 4. Submission of Matters to a Vote of Security Holders (Concl.)

         The total votes were as follows:
                                                     For               Against          Abstain

Approval of Amendments to the
National Fuel Gas Company 1997
Award and Option Plan and the
National Fuel Gas Company 1993
Award and Option Plan                             22,829,075             7,099,894      556,519

Item 5. Other Information

     On December 13, 2001, the Board of Directors of the Company elected Philip C. Ackerman to the position of Chairman of the Board, effective January 3, 2002. Mr. Ackerman became Chief Executive Officer of the Company on October 1, 2001. He succeeds Bernard J. Kennedy in both capacities.

     Effective November 5, 2001, Darrell Ibach became President of National Fuel Exploration Corporation, the Canadian subsidiary of Seneca Resources Corporation, the Company's Exploration and Production segment.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit

                                    (12)  Statements  regarding  Computation  of
                                    Ratios:  Ratio of Earnings to Fixed  Charges
                                    for the Twelve  Months  Ended  December  31,
                                    2001 and the Fiscal  Years  Ended  September
                                    30, 1997 through 2000.

                                    (99) National Fuel Gas Company  Consolidated
                                    Statement  of Income for the  Twelve  Months
                                    Ended December 31, 2001 and 2000.

         (b)     Reports on Form 8-K

                                    A report on Form 8-K dated  October 16, 2001
                                    was  filed on  October  17,  2001 to  report
                                    shareholder  approval of  amendments  to the
                                    Company's  1993  Award and  Option  Plan and
                                    1997  Award and  Option  Plan  under Item 5,
                                    "Other  Events." These  amendments  provided
                                    for  the  conversion  of  outstanding  stock
                                    appreciation      rights     (SARs)     into
                                    non-qualified stock options,  and eliminated
                                    all future  awards of SARs from those plans.
                                    The  Report  also  reported  the filing of a
                                    Consent of McDaniel & Associates Consultants
                                    Ltd. as an exhibit.  Exhibits  were reported
                                    under  Item 7,  "Financial  Statements,  Pro
                                    Forma Financial Information and Exhibits."

Item 6. Exhibits and Reports on Form 8-K (Concl.)

                                    A report on Form 8-K dated  October 17, 2001
                                    was filed on October 18, 2001 to report that
                                    a  decline  in  crude  oil and  natural  gas
                                    prices  would  require  Seneca to write down
                                    the  cost  of  its   Canadian  oil  and  gas
                                    producing  properties  at  the  end  of  the
                                    fiscal 2001 fourth quarter. This information
                                    was filed under Item 5,  "Other  Events." An
                                    exhibit was filed  under Item 7,  "Financial
                                    Statements,  Pro Forma Financial Information
                                    and Exhibits."

                                    A report on Form 8-K dated  October 25, 2001
                                    was  filed on  October  26,  2001  regarding
                                    press  releases  issued by the  Company  and
                                    Seneca,  concerning  earnings for the fiscal
                                    year ended  September  30,  2001 and certain
                                    earnings  projections  for fiscal  2002,  as
                                    disclosed  in a  conference  call on October
                                    26, 2001.  This  Information was filed under
                                    Item 5, "Other Events."  Exhibits were filed
                                    under  Item 7,  "Financial  Statements,  Pro
                                    Forma Financial Information and Exhibits."

                                    A report on Form 8-K dated  November 7, 2001
                                    was  filed on  November  7,  2001  regarding
                                    Seneca's projected oil and gas production in
                                    fiscal  2002 and 2003 under  Item 5,  "Other
                                    Events."  An exhibit was filed under Item 7,
                                    "Financial  Statements,  Pro Forma Financial
                                    Information and Exhibits."

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
Date: February 14, 2002

EXHIBIT INDEX
(Form 10-Q)

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of  Earnings  to Fixed  Charges  for the Twelve
                           Months  Ended  December  31, 2001 and the Years Ended
                           September 30, 1997 through 2000.

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended December 31, 2001
                           and 2000.