Form 10-Q
period 2002-03-31
NATIONAL FUEL GAS CO
filed 2002-05-15
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

      Common Stock, $1 Par Value, outstanding at April 30, 2002: 79,951,288 shares.

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
               Business - Three and Six Months Ended March 31, 2002 and 2001                         4 - 5

         b.    Consolidated Balance Sheets - March 31, 2002
               and September 30, 2001                                                                6 - 7

         c.    Consolidated Statement of Cash Flows - Six Months
               Ended March 31, 2002 and 2001                                                            8

         d.    Consolidated Statement of Comprehensive Income - Three
               and Six Months Ended March 31, 2002 and 2001                                             9

         e.    Notes to Consolidated Financial Statements                                           10 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                        15 - 34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     34

               Part II. Other Information

Item 1.  Legal Proceedings                                                                              34

Item 2.  Changes in Securities and Use of Proceeds                                                      34

Item 3.  Defaults Upon Senior Securities                                                                o

Item 4.  Submission of Matters to a Vote of Security Holders                                         34 - 35

Item 5.  Other Information                                                                              o

Item 6.  Exhibits and Reports on Form 8-K                                                            35 - 36

Signature                                                                                               37

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
(Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2002              2001
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $482,932          $864,715
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         178,712           529,371
  Fuel Used in Heat and Electric Generation                                              16,929            21,161
  Operation                                                                              95,320            83,337
  Maintenance                                                                             5,613             5,318
  Property, Franchise and Other Taxes                                                    20,108            27,473
  Depreciation, Depletion and Amortization                                               43,114            41,965
  Income Taxes                                                                           33,808            52,518
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        393,604           761,143
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                         89,328           103,572
Other Income                                                                                899             1,498
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                              90,227           105,070
-------------------------------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                                             23,231            21,073
  Other Interest                                                                          3,726             7,421
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                         26,957            28,494
-------------------------------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                                                (1,346)           (1,301)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    61,924            75,275

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    526,634           559,940
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        588,558           635,215
Dividends on Common Stock
 (2002 - $0.2525; 2001 - $0.24)                                                          20,112            18,955
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $568,446          $616,260
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $0.78             $0.95
================================================================================ ================= =================
  Diluted                                                                                 $0.77             $0.94
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          79,664,218        78,978,266
================================================================================ ================= =================
  Used in Diluted Calculation                                                        80,776,274        80,302,664
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                                        Six Months Ended
                                                                                            March 31,
(Dollars in Thousands, Except Per Common Share Amounts)                               2002              2001
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $877,041        $1,414,714
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         309,899           792,946
  Fuel Used in Heat and Electric Generation                                              32,547            37,225
  Operation                                                                             194,809           179,661
  Maintenance                                                                            10,670            10,285
  Property, Franchise and Other Taxes                                                    37,313            48,925
  Depreciation, Depletion and Amortization                                               87,159            81,101
  Income Taxes                                                                           56,518            85,877
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        728,915         1,236,020
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        148,126           178,694
Other Income                                                                              3,032             9,662
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                             151,158           188,356
-------------------------------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                                             45,152            40,131
  Other Interest                                                                          8,907            17,750
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                         54,059            57,881
-------------------------------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                                                (1,969)           (2,216)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    95,130           128,259

--------------------------------------------------------------------------------
EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    513,488           525,847
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        608,618           654,106
Dividends on Common Stock
 (2002 - $0.505; 2001 - $0.48)                                                           40,172            37,846
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $568,446          $616,260
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $1.20             $1.63
================================================================================ ================= =================
  Diluted                                                                                 $1.18             $1.60
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          79,566,962        78,860,642
================================================================================ ================= =================
  Used in Diluted Calculation                                                        80,592,122        80,315,588
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                  March 31,
                                                                                    2002            September 30,
                                                                                 (Unaudited)             2001
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,371,014          $4,273,716
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,572,828           1,493,003
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     2,798,186           2,780,713
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  24,680              36,227
   Receivables - Net                                                                   184,312             131,726
   Unbilled Utility Revenue                                                             42,547              25,375
   Gas Stored Underground                                                               14,075              83,231
   Materials and Supplies - at average cost                                             33,687              33,710
   Unrecovered Purchased Gas Costs                                                      46,265               4,113
   Prepayments                                                                          36,673              39,520
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       382,239             353,902
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             86,586              86,586
   Unamortized Debt Expense                                                             19,443              19,796
   Other Regulatory Assets                                                              26,304              23,253
   Deferred Charges                                                                      8,590               9,136
   Fair Value of Derivative Financial Instruments                                        1,913              37,585
   Other                                                                               121,662             134,595

---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       264,498             310,951
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,444,923          $3,445,566
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                  March 31,
                                                                                    2002            September 30,
                                                                                 (Unaudited)             2001
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding - 79,801,407 Shares and
    79,406,105 Shares, Respectively                                                   $ 79,801            $ 79,406
   Paid in Capital                                                                     436,938             430,618
   Earnings Reinvested in the Business                                                 568,446             513,488
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,085,185           1,023,512
   Accumulated Other Comprehensive Loss                                                (43,364)           (20,857)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                            1,041,821           1,002,655
Long-Term Debt, Net of Current Portion                                              1,047,124           1,046,694
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,088,945           2,049,349
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               25,531              22,324
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   297,673             489,673
   Current Portion of Long-Term Debt                                                   257,483             109,435
   Accounts Payable                                                                     90,596             118,505
   Amounts Payable to Customers                                                              -              51,223
   Other Accruals and Current Liabilities                                              137,751              94,634
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       783,503             863,470
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   363,458             340,559
   Taxes Refundable to Customers                                                        16,865              16,865
   Unamortized Investment Tax Credit                                                     9,250               9,599
   Other Deferred Credits                                                              141,988             126,319
   Fair Value of Derivative Financial Instruments                                       15,383              17,081
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       546,944             510,423
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,444,923          $3,445,566
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2002                  2001
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                              $95,130              $128,259
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      87,159                81,101
         Deferred Income Taxes                                                         40,363                13,174
         Minority Interest in Foreign Subsidiaries                                      1,969                 2,216
         Other                                                                          1,454                 1,425
         Change in:
           Receivables and Unbilled Utility Revenue                                   (69,436)             (273,403)
           Gas Stored Underground and Materials and
            Supplies                                                                   69,290                38,979
           Unrecovered Purchased Gas Costs                                            (42,152)               (5,432)
           Prepayments                                                                  2,837                 7,861
           Accounts Payable                                                           (28,243)               29,489
           Amounts Payable to Customers                                               (51,223)                4,111
           Other Accruals and Current Liabilities                                      44,032               165,174
           Other Assets                                                                10,580                 2,421
           Other Liabilities                                                            4,505               (11,813)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                                 166,265               183,562
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                              (109,288)             (134,962)
   Investment in Partnerships                                                            (383)                 (580)
   Other                                                                               13,914                 8,905
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (95,757)             (126,637)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                             (192,189)             (221,598)
   Net Proceeds from Issuance of Long-Term Debt                                       148,977               197,294
   Reduction of Long-Term Debt                                                         (3,095)               (5,931)
   Dividends Paid on Common Stock                                                     (40,092)              (37,734)
   Proceeds from Issuance of Common Stock                                               3,890                 5,634
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by (Used in) Financing Activities                                    (82,509)              (62,335)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          454                  (573)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase (Decrease) in Cash and Temporary Cash
Investments                                                                           (11,547)               (5,983)

Cash and Temporary Cash Investments at October 1                                       36,227                32,125

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                                    $24,680               $26,142
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2002                   2001
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $61,924               $75,275
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                               306               (17,599)
   Unrealized Gain (Loss) on Securities Available for Sale Arising
     During the Period                                                                   272                (1,637)
   Unrealized Gain (Loss) on Derivative Financial Instruments
     Arising During the Period                                                       (45,459)                5,012
   Reclassification Adjustment for Realized (Gains) Losses on
     Derivative Financial Instruments in Net Income                                  (10,582)               33,662
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                        (55,463)               19,438
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense (Benefit) Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                             95                  (573)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss)
   on Derivative Financial Instruments Arising During the Period                     (18,898)                1,729
Reclassification Adjustment for Income Tax (Expense) Benefit on
   Realized (Gains) Losses from Derivative Financial Instruments
   In Net Income                                                                      (4,261)               12,812
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                   (23,064)               13,968
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Net of Tax                                        (32,399)                5,470
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                 $29,525               $80,745
============================================================================ =================== =====================

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2002                   2001
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $95,130              $128,259
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                             3,215                (8,993)
   Unrealized Gain (Loss) on Securities Available for Sale Arising
      During the Period                                                                  738                   (72)
   Unrealized Loss on Derivative Financial Instruments
      Arising During the Period                                                      (24,366)              (37,027)
   Reclassification Adjustment for Realized (Gains) Losses on
     Derivative Financial Instruments in Net Income                                  (21,404)               64,375
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                        (41,817)               18,283
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense (Benefit) Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            258                   (25)
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period                     (11,053)              (13,913)
Reclassification Adjustment for Income Tax (Expense) Benefit on
   Realized (Gains) Losses from Derivative Financial Instruments
   In Net Income                                                                      (8,515)               24,554
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                   (19,310)               10,616
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Cumulative Effect,
   Net of Tax                                                                        (22,507)                7,667
---------------------------------------------------------------------------- ------------------- ---------------------
Cumulative Effect of Change in Accounting, Net of Tax                                      -               (69,767)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Loss, After Cumulative Effect,
  Net of Tax                                                                         (22,507)              (62,100)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                 $72,623               $66,159
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

     The earnings for the six months ended March 31, 2002 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2002. Most of the Utility segment's business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment's heating business, earnings during the winter months normally represent a substantial part of the Utility segment's earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation's New York tariff. The WNC is effective for October through May billings. Distribution Corporation's tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment's business is influenced by weather conditions, Supply Corporation's straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):
                                                     At March 31, 2002                  At September 30, 2001
                                                     -----------------                  ---------------------

Cumulative Foreign Currency
    Translation Adjustment                                   $(35,878)                          $(39,093)
Net Unrealized Gain (Loss) on Derivative
    Financial Instruments                                      (9,481)                            16,721
Net Unrealized Gain on Securities
     Available for Sale                                         1,995                              1,515
                                                             ---------                          --------
Accumulated Other Comprehensive Loss                         $(43,364)                          $(20,857)
                                                             =========                          ========
Item 1. Financial Statements (Cont.)

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

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):
                                                                                         Six Months Ended
                                                                                             March 31,
                                                                             ----------------------------------------
                                                                                      2002                2001
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $ 8,270              $53,492
     State                                                                             4,192               15,252
     Foreign                                                                           3,693                3,959

  Deferred Income Taxes
     Federal                                                                          33,732                7,792
     State                                                                             4,897                  432
     Foreign                                                                           1,734                4,950
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                      56,518               85,877

Other Income:
  Deferred Investment Tax Credit                                                        (348)                (348)

Minority Interest in Foreign Subsidiaries                                               (672)              (1,111)
---------------------------------------------------------------------------- ------------------- --------------------

Total Income Taxes                                                                   $55,498              $84,418
============================================================================ =================== ====================

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                      2002                2001
                                                                                ------------------- --------------------

U.S.                                                                                $131,746             $194,312
Foreign                                                                               18,882               18,366
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                    $150,628             $212,678
============================================================================ =================== ====================
Item 1. Financial Statements (Cont.)

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                     2002                 2001
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                               $52,720              $74,437

Increase (reduction) in taxes resulting from:
  State income taxes                                                                   5,898               10,194
  Depreciation                                                                           783                  753
  Foreign tax in excess of (less than)
   statutory rate                                                                     (1,853)               1,370
  Miscellaneous                                                                       (2,050)              (2,336)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                 $55,498              $84,418
============================================================================ =================== ====================

      Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                              At March 31, 2002             At September 30, 2001
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $399,072                     $389,879
  Deferred Gas Cost                                                   20,299                            -
  Other                                                               13,305                       27,047
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       432,676                      416,926
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Deferred Gas Costs                                                       -                      (20,178)
  Other                                                              (69,218)                     (56,189)
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                            (69,218)                     (76,367)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                      363,458                     $340,559
====================================================== ================================= ============================

Note 3 - Capitalization

Common Stock. During the six months ended March 31, 2002, the Company issued 395,302 shares of common stock under the Company’s stock and benefit plans. Included in this amount are 100,000 shares of restricted stock, awarded on March 14, 2002. Vesting restrictions will lapse as follows: 2004 - 25,000 shares; 2005 - 25,000 shares; 2006 - 25,000 shares; and 2007 - 25,000 shares.

On March 14, 2002, 1,745,000 stock options were granted at an exercise price of $24.50 per share.

On December 12, 2001, 600,000 stock options were granted at an exercise price of $22.28 per share.

Item 1. Financial Statements (Cont.)

Note 4 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2002, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.3 million to $6.3 million. The minimum liability of $5.3 million has been recorded on the Consolidated Balance Sheet at March 31, 2002. Other than discussed in Note H of the 2001 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

      For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 2001 Form 10-K.

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

Item 1. Financial Statements (Concl.)

Quarter Ended March 31, 2002 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                             Pipeline  Exploration                                        Total                     and
                              and          and                    Energy                Reportable             Intersegment       Total
                   Utility   Storage   Production   International Marketing    Timber    Segments   All Other  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $285,025   $19,918      $73,205     $34,645     $52,136   $11,899    $476,828     $6,104         $    -        $482,932

Intersegment
Revenues              6,995    22,170            -           -           -         -      29,165          -       (29,165)               -

Segment Profit:
Net Income           35,703     9,800        8,708       3,774       2,518     1,700      62,203      (467)            188          61,924

  Six Months Ended March 31, 2002 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                             Pipeline  Exploration                                        Total                     and
                              and          and                    Energy                Reportable             Intersegment       Total
                   Utility   Storage   Production   International Marketing    Timber    Segments   All Other  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $507,381   $40,712     $148,205     $65,183     $84,921   $22,230   $868,632      $8,409          $    -       $877,041

Intersegment
Revenues             12,628    44,321            -           -           -         -     56,949          63        (57,012)              -

Segment Profit:
Net Income           53,744    19,815       10,149       4,766       4,466     3,238     96,178       (462)           (586)         95,130

  Quarter Ended March 31, 2001 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                             Pipeline  Exploration                                        Total                     and
                              and          and                    Energy                Reportable             Intersegment       Total
                   Utility   Storage   Production   International Marketing    Timber    Segments   All Other  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $569,885   $21,735      $83,297     $38,582    $129,374   $14,635    $857,508     $7,207          $   -        $864,715

Intersegment
Revenues              8,114    22,907            -           -           -         -      31,021      9,044       (40,065)               -

Segment Profit:
Net Income           39,442    14,765       16,567       2,781         525     2,725      76,805    (2,474)            944          75,275

  Six Months Ended March 31, 2001 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                             Pipeline  Exploration                                        Total                     and
                              and          and                    Energy                Reportable             Intersegment       Total
                   Utility   Storage   Production   International Marketing    Timber    Segments   All Other  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $918,015   $42,167     $175,047     $69,807    $177,560   $25,572  $1,408,168     $6,546          $    -     $1,414,714

Intersegment
Revenues             14,151    45,139            -           -           -         -     59,290      11,003        (70,293)              -

Segment Profit:      57,729    21,360       39,568       5,021       1,869     5,121    130,668     (3,205)             796        128,259
Net Income
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

      The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The following is a summary of the Company's most critical accounting policies, which are defined as those policies whereby judgements or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a complete discussion of the Company's significant accounting policies, refer to Note A in Item 8 of the Company's 2001 Form 10-K.

Oil and Gas Exploration and Development Costs. Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits (the full-cost ceiling). The full-cost ceiling is calculated using proved reserve quantities and New York Mercantile Exchange reported pricing (adjusted to the location of the Company’s reserves) at the end of each quarter. The quantities of the Company’s proved reserves are based upon estimates by qualified Company geologists and engineers and at year-end are audited by independent petroleum engineers. If capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.

Regulation. The Company is subject to regulation by certain state and federal authorities. The Company has accounting policies which conform to Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation” and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item.

Accounting for Derivative Financial Instruments. The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments can be categorized as price swap agreements, no cost collars, options and futures contracts. The Company also uses an interest rate swap to eliminate interest rate fluctuations on certain variable rate debt. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Company accounts for these instruments as effective cash flow hedges or fair value hedges. As such, gains or losses associated with the derivative financial instruments are matched with gains or losses resulting from the underlying physical transaction that is being hedged. To the extent that

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the derivative financial instruments would ever be deemed to be ineffective, gains or losses from the derivative financial instruments would be marked-to-market on the income statement without regard to an underlying physical transaction.

Earnings

      The Company's earnings were $61.9 million, or $0.78 per common share ($0.77 per common share on a diluted basis), for the quarter ended March 31, 2002. This compares with earnings of $75.3 million, or $0.95 per common share ($0.94 per common share on a diluted basis), for the quarter ended March 31, 2001. The decrease in earnings of approximately $13.4 million is the result of lower earnings in the Exploration and Production, Pipeline and Storage, Utility, and Timber segments, as shown in the table below.

      The Company's earnings were $95.1 million, or $1.20 per common share ($1.18 per common share on a diluted basis), for the six months ended March 31, 2002. This compares with earnings of $128.3 million, or $1.63 per common share ($1.60 per common share on a diluted basis), for the six months ended March 31, 2001. The decrease in earnings of $33.2 million is primarily the result of lower earnings in the Exploration and Production segment, as shown in the table below.

      Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                     March 31,                                   March 31,
------------------------------------ ------------------------------------------- -------------------------------------------
                                                                   Increase/                                   Increase/
(Thousands)                                 2002          2001    (Decrease)            2002          2001    (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                 $ 35,703       $39,442        $(3,739)      $ 53,744       $57,729        $(3,985)
Pipeline and Storage                       9,800        14,765         (4,965)        19,815        21,360         (1,545)
Exploration and Production                 8,708        16,567         (7,859)        10,149        39,568        (29,419)
International                              3,774         2,781            993          4,766         5,021           (255)
Energy Marketing                           2,518           525          1,993          4,466         1,869          2,597
Timber                                     1,700         2,725         (1,025)         3,238         5,121         (1,883)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Reportable Segments              62,203        76,805        (14,602)        96,178       130,668        (34,490)
All Other                                   (467)       (2,474)         2,007           (462)       (3,205)         2,743
Corporate                                    188           944           (756)          (586)          796         (1,382)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Consolidated                   $ 61,924       $75,275       $(13,351)      $ 95,130      $128,259       $(33,129)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Utility

Utility Operating Revenues
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(Thousands)                        2002           2001        (Decrease)       2002          2001        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales Revenues:
    Residential                    $200,844       $415,283     $(214,439)     $365,680       $667,841     $(302,161)
    Commercial                       34,905         78,995       (44,090)       60,900        122,814       (61,914)
    Industrial                        4,927          9,273        (4,346)        8,093         20,677       (12,584)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                    240,676        503,551      (262,875)      434,673        811,332      (376,659)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                   21,507         39,384       (17,877)       32,851         61,371       (28,520)
  Transportation                     30,487         33,227        (2,740)       52,981         57,738        (4,757)
  Other                                (650)         1,837        (2,487)         (496)         1,725        (2,221)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                   $292,020       $577,999     $(285,979)     $520,009       $932,166     $(412,157)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Utility Throughput
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(MMcf)                             2002           2001        (Decrease)       2002          2001        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales:
    Residential                      29,678         33,847        (4,169)       47,591         57,848       (10,257)
    Commercial                        5,479          6,849        (1,370)        8,595         11,300        (2,705)
    Industrial                          894            986           (92)        1,593          2,659        (1,066)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     36,051         41,682        (5,631)       57,779         71,807       (14,028)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                    7,651          4,302         3,349        11,600          7,483         4,117
  Transportation                     21,274         23,850        (2,576)       36,509         41,365        (4,856)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     64,976         69,834        (4,858)      105,888        120,655       (14,767)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

2002 Compared with 2001

Operating revenues for the Utility segment decreased $286.0 million and $412.2 million, respectively, for the quarter and six months ended March 31, 2002 as compared with the quarter and six months ended March 31, 2001. These decreases were primarily the result of decreases in retail sales volumes, as shown above, decreases in the average cost of purchased gas ($4.49 and $9.48 per thousand cubic feet (Mcf) during the quarters ended March 31, 2002 and 2001, respectively; $4.67 and $8.51 for the six months ended March 31, 2002 and 2001, respectively) and lower transportation volumes. Warmer weather, as shown in the table below, and a general economic downturn in the Utility segment’s sales territory were the major factors for the decrease in retail sales volumes and transportation volumes. The decreases in off-system sales revenues were largely due to lower gas prices which more than offset higher volumes. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. The decreases to other revenues primarily reflects an estimated refund provision of $1.8 million and $3.4 million, respectively, recorded in the Utility’s New York jurisdiction in the quarter and six months ended March 31, 2002 that relates to a 50% sharing with customers of earnings over a predetermined amount. This earnings sharing mechanism is in accordance with the New York rate settlement that went into effect October 1, 2000. Refund provisions were not recorded in the quarter or six months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

      Partly offsetting these decreases to revenue was the positive impact of a lower bill credit in the Utility's New York jurisdiction. In connection with the three year rate settlement reached with the New York State Public Service Commission that went into effect October 1, 2000, the Utility's New York customers received a $10.0 million rate decrease in the form of a bill credit for the November 1, 2000 through March 31, 2001 heating season. For the November 1, 2001 through March 31, 2002 heating season, the amount of the bill credit was reduced to $5.0 million.

      The Utility segment's earnings for the quarter ended March 31, 2002 were $35.7 million, a decrease of $3.7 million when compared with the quarter ended March 31, 2001. Significant factors for this decrease were the impact of weather, which in the Pennsylvania jurisdiction was 13.3% warmer than the quarter ended March 31, 2001 and a decrease in normalized usage per account (normalized usage excludes the impact of weather on consumption) due to a downturn in the economy. Also contributing to the decrease was the refund provision of $1.8 million ($1.2 million after tax). These decreases were offset, in part, by the positive impact of the lower bill credit discussed above. The impact of weather variations in the New York jurisdiction is mitigated by that jurisdiction's weather normalization clause (WNC). The WNC in New York, which covers the eight month period from October through May, has had a stabilizing effect on earnings. In periods of colder than normal weather, the WNC benefits Distribution Corporation's New York customers. For the quarters ended March 31, 2002 and 2001, as the weather was warmer than normal in both periods, the WNC preserved earnings of $5.6 million (after tax) and $0.8 million (after tax), respectively.

      The Utility's segment's earnings for the six months ended March 31, 2002 were $53.7 million, a decrease of $4.0 million when compared with the earnings of $57.7 million for the six months ended March 31, 2001. However, the earnings for the six months ended March 31, 2001 included $0.8 million of non-recurring earnings associated with stock appreciation rights and $4.2 million of non-recurring after tax expense associated with early retirement offers in the Utility's New York and Pennsylvania jurisdictions. Exclusive of these two items, the decrease in earnings was $7.4 million. As previously discussed, lower normalized usage per account across the Utility's service territory and weather, which in the Pennsylvania jurisdiction was approximately 20.0% warmer than the six months ended March 31, 2001, significantly decreased earnings in 2002. Also contributing to the decrease was the refund provision of $3.4 million ($2.2 million after tax) discussed above. In the New York jurisdiction, the impact of weather variations was mitigated by the WNC. For the six months ended March 31, 2002, the WNC preserved earnings of $10.2 million after tax since it was warmer than normal. For the six months ended March 31, 2001, the WNC resulted in a benefit to customers of $0.2 million after tax since it was colder than normal.

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                             Percent (Warmer)
Three Months Ended                                                                             Colder Than
                                                                                      --------------------------------
March 31                              Normal          2002              2001              Normal         Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               3,361          2,915             3,236              (13.3)            (9.9)
Erie                                  3,160          2,698             3,112              (14.6)           (13.3)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               5,681          4,714             5,724              (17.0)           (17.6)
Erie                                  5,179          4,357             5,444              (15.9)           (20.0)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

Pipeline and Storage Operating Revenues
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                  March 31,
------------------------------------ ---------------------------------------- -------------------------------------------
                                                                Increase/                                   Increase/
(Thousands)                             2002         2001       (Decrease)        2002           2001       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $22,710      $24,175       $(1,465)         $45,093      $46,917       $(1,824)
Interruptible Transportation                728          832          (104)           1,508        1,641          (133)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         23,438       25,007        (1,569)          46,601       48,558        (1,957)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     15,643       15,512           131           31,016       30,580           436
Interruptible Storage Service                 6           49           (43)               7          216          (209)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         15,649       15,561            88           31,023       30,796           227
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Other                                     3,001        4,074        (1,073)           7,409        7,952          (543)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $42,088      $44,642       $(2,554)         $85,033      $87,306       $(2,273)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Pipeline and Storage Throughput
---------------------------------- ---------------------------------------- ---------------------------------------
                                             Three Months Ended                       Six Months Ended
                                                 March 31,                                March 31,
---------------------------------- ---------------------------------------- ---------------------------------------
                                                              Increase/                               Increase/
(MMcf)                                2002         2001       (Decrease)      2002        2001       (Decrease)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
Firm Transportation                    99,387      105,655        (6,268)     171,438     195,197        (23,759)
Interruptible Transportation            1,878        2,667          (789)       3,867       8,617         (4,750)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
                                      101,265      108,322        (7,057)     175,305     203,814        (28,509)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------

2002 Compared with 2001

Operating revenues for the Pipeline and Storage segment decreased $2.6 million and $2.3 million, respectively, for the quarter and six months ended March 31, 2002 as compared with the quarter and six months ended March 31, 2001. For the quarter ended March 31, 2002, the increase can be attributed primarily to a $1.6 million decrease in transportation revenues and a $0.4 million decrease in revenues from unbundled pipeline sales and open access transportation included in other revenues. For the six months ended March 31, 2002, the decrease can be attributed primarily to a $2.0 million decrease in transportation revenues. The decrease in transportation revenues for the quarter and six month periods primarily reflects lower gathering rates (the rates charged by Supply Corporation to its transportation customer to move gas from a third-party well site to Supply Corporation’s pipeline for delivery to the customer) as per a settlement with the Federal Energy Regulatory Commission (FERC). However, this rate decrease is largely offset by a reduction in amortization expense, thus having little impact on net income. While transportation volumes decreased significantly during both the quarter and six month periods, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design.

      The Pipeline and Storage segment's earnings for the quarter ended March 31, 2002 were $9.8 million, a decrease of $5.0 million when compared with earnings of $14.8 million for the quarter ended March 31, 2001. However, the earnings for the quarter ended March 31, 2001 included $4.6 million of non-recurring earnings associated with stock appreciation rights and $0.5 million of non-recurring after

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

tax expense associated with an early retirement offer. Exclusive of these two items, the decrease in earnings was only $0.9 million. As discussed above, lower revenues from unbundled pipeline sales and open access transportation and slightly higher operation expense contributed to this earnings decrease.

      The Pipeline and Storage segment's earnings for the six months ended March 31, 2002 were $19.8 million, a decrease of $1.6 million when compared with earnings of $21.4 million for the six months ended March 31, 2001. However, earnings for the six months ended March 31, 2001 included $1.0 million of non-recurring earnings associated with stock appreciation rights, $2.6 million of non-recurring earnings realized upon the buyout by a customer of a long-term transportation contract, and $1.1 million of non-recurring after tax expense associated with early retirement offers. Exclusive of these three items, there was an increase in earnings of $0.9 million. This increase can be attributed primarily to an increase in revenues from unbundled pipeline sales and open access transportation.

Exploration and Production

Exploration and Production Operating Revenues
----------------------------------- ---------------------------------------- -----------------------------------------
                                              Three Months Ended                        Six Months Ended
                                                  March 31,                                 March 31,
----------------------------------- ---------------------------------------- -----------------------------------------
                                                                 Increase/                               Increase/
(Thousands)                               2002         2001     (Decrease)          2002         2001    (Decrease)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
  Gas (after Hedging)                  $36,804      $48,232      $(11,428)      $ 71,909      $80,557       $(8,648)
  Oil (after Hedging)                   35,472       40,777        (5,305)        68,809       83,251       (14,442)
  Gas Processing Plant                   3,344       11,876        (8,532)         7,562       22,394       (14,832)
  Other                                    536       (2,434)        2,970          5,978       13,504        (7,526)
  Intrasegment Elimination *            (2,951)     (15,154)       12,203         (6,053)     (24,659)       18,606
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                       $73,205      $83,297      $(10,092)      $148,205     $175,047      $(26,842)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------

* Represents the  elimination of certain West Coast gas production  revenue  included in "Gas (after  Hedging)" in the table above that is sold to the gas  processing  plant shown in the table above.  An  elimination  for the same dollar  amount is made to reduce the gas processing plant's Purchased Gas expense.

----------------------------------------- -------------------------------------- --------------------------------------
Production Volumes                          Three Months Ended                      Six Months Ended
                                                       March 31,                              March 31,
----------------------------------------- -------------------------------------- --------------------------------------
                                                                   Increase/                              Increase/
                                              2002        2001    (Decrease)          2002        2001    (Decrease)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Gas Production (MMcf)
  Gulf Coast                                 5,609       6,987          (1,378)     12,797      13,416           (619)
  West Coast                                 1,196       1,052             144       2,442       2,097            345
  Appalachia                                 1,144       1,064              80       2,202       2,106             96
  Canada                                     1,810         108           1,702       3,641         230          3,411
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             9,759       9,211             548      21,082      17,849          3,233
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Oil Production (thousands of barrels)
  Gulf Coast                                   438         468             (30)        892         824             68
  West Coast                                   747         714              33       1,496       1,459             37
  Appalachia                                     1           1               -           3           3              -
  Canada                                       733         777             (44)      1,488       1,518            (30)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             1,919       1,960             (41)      3,879       3,804             75
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                        Six Months Ended
                                                        March 31,                               March 31,
----------------------------------------- --------------------------------------- ----------------------------------------
                                                                    Increase/                                Increase/
                                               2002        2001    (Decrease)           2002         2001    (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $2.41       $7.18         $(4.77)        $2.41        $6.57        $(4.16)
  West Coast                                  $2.35      $15.04        $(12.69)        $2.35       $12.21        $(9.86)
  Appalachia                                  $3.82       $5.99         $(2.17)        $3.74        $5.09        $(1.35)
  Canada                                      $1.99       $5.18         $(3.19)        $2.03        $4.95        $(2.92)
  Weighted Average                            $2.49       $7.92         $(5.43)        $2.48        $7.04        $(4.56)
  Weighted Average After Hedging              $3.77       $5.24         $(1.47)        $3.41        $4.51        $(1.10)

Average Oil Price/bbl
  Gulf Coast                                 $20.16      $27.86         $(7.70)       $19.65       $29.56        $(9.91)
  West Coast                                 $17.15      $23.79         $(6.64)       $16.25       $25.40        $(9.15)
  Appalachia                                 $19.19      $29.90        $(10.71)       $22.80       $30.53        $(7.73)
  Canada                                     $17.51      $23.38         $(5.87)       $15.93       $25.64        $(9.71)
  Weighted Average                           $17.98      $24.60         $(6.62)       $16.92       $26.40        $(9.48)
  Weighted Average After Hedging             $18.48      $20.81         $(2.33)       $17.74       $21.88        $(4.14)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2002 Compared with 2001

Operating revenues for the Exploration and Production segment decreased $10.1 million for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001. Oil production revenue after hedging decreased $5.3 million due to lower commodity prices ($2.33 per bbl) and a 2% decrease in oil production. Gas production revenue after hedging decreased $11.4 million due primarily to a decrease in the weighted average price of gas after hedging ($1.47 per Mcf), offset slightly by a 6% increase in natural gas production. Overall gas production increased, primarily due to the Canadian properties acquired in June 2001 (Player Petroleum Corporation acquisition), partially offset by decreased production in the Gulf Coast region. The decrease in Gulf Coast production is the result of the previously announced strategy to exit the Gulf of Mexico and shift emphasis to longer lived reserves. Gas processing plant revenues decreased $8.5 million due to significantly lower gas prices. Other revenues increased $3.0 million largely due to non-recurring mark-to-market losses on derivative financial instruments that were recorded in the quarter ended March 31, 2001.

      Operating revenues for the Exploration and Production segment decreased $26.8 million for the six months ended March 31, 2002 as compared with the six months ended March 31, 2001. Oil production revenue after hedging decreased $14.4 million due to a $4.14 per bbl decrease in the weighted average price of oil after hedging. Gas production revenue after hedging, decreased $8.6 million. Decreases in the weighted average price after hedging ($1.10 per Mcf) more than offset an overall increase in gas production. As stated above, the overall increase in gas production is largely attributable to the Canadian properties acquired in June 2001 offset partially by decreased production in the Gulf Coast region. Gas processing plant revenues decreased $14.8 million due to significantly lower gas prices. Other revenues decreased $7.5 million largely due to non-recurring mark-to-market gains on derivative financial instruments that were recorded in the six months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

      Refer to further discussion of derivative financial instruments in the "Market Risk Sensitive Instruments" section that follows. Refer to the tables above for production and price information.

      The Exploration and Production segment's earnings for the quarter ended March 31, 2002 were $8.7 million, a decrease of $7.9 million when compared with earnings of $16.6 million for the quarter ended March 31, 2001. As discussed above, decreases in the commodity prices of crude oil and natural gas ($2.33 per bbl and $1.47 per Mcf, respectively) were primarily responsible for this earnings decrease.

      The Exploration and Production segment's earnings for the six months ended March 31, 2002 were $10.1 million, a decrease of $29.5 million when compared with earnings of $39.6 million for the six months ended March 31, 2001. As discussed above, decreases in the commodity prices of crude oil and natural gas ($4.14 per bbl and $1.10 per Mcf, respectively) were primarily responsible for this earnings decrease.

International

International Operating Revenues
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                                     Increase/                                   Increase/
(Thousands)                                   2002          2001    (Decrease)            2002          2001    (Decrease)
-------------------------------------- ------------- ------------- ---------------    ------------- ------------- ---------------

   Heating                                 $26,417       $30,596        $(4,179)       $49,090       $52,304        $(3,214)
   Electricity                               7,550         7,537             13         14,649        16,412         (1,763)
   Other                                       678           449            229          1,444         1,091            353
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                           $34,645       $38,582        $(3,937)       $65,183       $69,807        $(4,624)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

International Heating and Electric Volumes
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                                     Increase/                                   Increase/
                                              2002          2001    (Decrease)            2002          2001    (Decrease)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

   Heating Sales (Gigajoules) (1)        3,533,914     4,280,832       (746,918)     6,765,606     7,613,783       (848,177)
   Electricity Sales
     (megawatt hours)                      288,904       291,906         (3,002)       550,585       621,930        (71,345)

-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
 (1) Gigajoules = one billion joules.  A joule is a unit of energy.
2002 Compared with 2001 Operating revenues for the International segment decreased $3.9 million and $4.6 million, respectively, for the quarter and six months ended March 31, 2002 as compared with the quarter and six months ended March 31, 2001. The decreases were primarily due to lower heat revenues in the Czech Republic. Warm weather and the June 2001 sale of Jablonecka teplarenska a realitni, a.s. (a district heating plant which had heating revenues of $3.2 million and $5.6 million for the quarter and six months ended March 31, 2001, and heating volumes of 327,556 gigajoules and 570,811 gigajoules for the quarter and six months ended March 31, 2001) accounted for this decrease. As a partial offset, operating revenues for the International segment benefited from an increase in the value of the Czech Koruna compared to the U.S. dollar. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

      The International segment's earnings for the quarter ended March 31, 2002 were $3.8 million, an increase of $1.0 million when compared with earnings of $2.8 million for the quarter ended March 31, 2001. The increase can be attributed primarily to lower interest expense and a lower effective tax rate. Partially offsetting these earnings increases are lower heat margins and higher operation expenses.

      The International segment's earnings for the six months ended March 31, 2002 were $4.8 million, a decrease of $0.2 million when compared with earnings of $5.0 million for the six months ended March 31, 2001. Lower interest expense and lower taxes were more than offset by lower heat and electric margins and higher operation expenses.

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                  March 31,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
(Thousands)                                2002           2001    (Decrease)          2002          2001    (Decrease)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Natural Gas (after Hedging)             $52,213       $128,948       $(76,735)     $85,016      $175,729      $(90,713)
Electricity                                   -            565           (565)           -         1,013        (1,013)
Other                                       (77)          (139)            62          (95)          818          (913)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------
                                        $52,136       $129,374       $(77,238)     $84,921      $177,560      $(92,639)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                  March 31,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
                                           2002           2001    (Decrease)          2002          2001    (Decrease)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Natural Gas - (MMcf)                     11,785         14,477         (2,692)      18,975        22,204        (3,229)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

2002 Compared with 2001

Operating revenues for the Energy Marketing segment decreased $77.2 million and $92.6 million, respectively, for the quarter and six months ended March 31, 2002, as compared with the quarter and six months ended March 31, 2001. These decreases primarily reflect lower gas sales revenue due to the decreased price of natural gas.

      Earnings in the Energy Marketing segment increased $2.0 million and $2.6 million, respectively for the quarter and six months ended March 31, 2002 as compared with the quarter and six months ended March 31, 2001. These increases primarily reflect higher margins on gas sales and lower interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2002          2001    (Decrease)             2002          2001    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                            $ 5,625        $9,723        $(4,098)        $11,002       $16,135         $(5,133)
Green Lumber Sales                     1,995         1,663            332           3,639         2,993             646
Kiln Dry Lumber Sales                  4,056         3,078            978           7,138         6,083           1,055
Other                                    223           171             52             451           361              90
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $11,899       $14,635        $(2,736)        $22,230       $25,572         $(3,342)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2002          2001    (Decrease)             2002          2001    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                              2,304         3,087           (783)          4,428         5,148            (720)
Green Lumber Sales                     3,657         2,817            840           6,667         5,083           1,584
Kiln Dry Lumber Sales                  2,959         2,185            774           4,930         4,253             677
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

                                       8,920         8,089            831          16,025        14,484           1,541
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

2002 Compared with 2001

Operating revenues for the Timber segment decreased $2.7 million and $3.3 million, respectively, for the quarter and six months ended March 31, 2002, as compared with the quarter and six months ended March 31, 2001. Though sales in board feet increased for the quarter and six months ended March 31, 2002 as compared with quarter and six months ended March 31, 2001, revenues were down due to a change in sales mix. Sales of high priced veneer logs, such as cherry and oak decreased but sales of lower priced lumber increased. This change in sales mix is largely due to poor logging conditions, which accounted for the decrease in higher priced log sales. The weather was warmer and wetter than normal, which hampered the ability to cut and haul logs.

      Earnings in the Timber segment decreased $1.0 million for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001. This decrease is due primarily to lower margins resulting from the change in sales mix described above.

      Earnings in the Timber segment decreased $1.9 million for the six months ended March 31, 2002 as compared with the six months ended March 31, 2001. However, earnings for the six months ended March 31, 2001 included a non-recurring after-tax gain of $1.4 million on the sale of timber properties. Exclusive of this gain, there was a decrease in earnings of $0.5 million. This decrease is due primarily to lower margins resulting from the change in sales mix described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Corporate and All Other Operations

2002 Compared with 2001

      Corporate and all other operations experienced a loss of $0.3 million for the quarter ended March 31, 2002, an improvement of $1.2 million over the loss of $1.5 million for the quarter ended March 31, 2001. The loss for the quarter ended March 31, 2001 included $0.8 million of non-recurring earnings associated with stock appreciation rights and $2.5 million of non-recurring after tax expense associated with a mark-to-market loss on natural gas inventory by Upstate Energy, Inc. (Upstate), the Company's wholly-owned subsidiary which is engaged in stored gas trading.

      Corporate and all other operations experienced a loss of $1.0 million for the six months ended March 31, 2002, an improvement of $1.4 million over the loss of $2.4 million for the six months ended March 31, 2001. The loss for the six months ended March 31, 2001 included $0.2 million of non-recurring earnings associated with stock appreciation rights and $2.5 million of non-recurring after tax expense associated with a mark-to-market loss on natural gas inventory by Upstate, as discussed above.

Other Income and Interest Charges

Although variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a recap on a consolidated basis:

Other Income

Other income decreased $0.6 million for the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001. This decrease is due primarily to lower interest income.

      Other income decreased $6.6 million for the six months ended March 31, 2002 compared with the six months ended March 31, 2001. This decrease was principally due to two non-recurring events in the prior year: (1) a buyout of a long-term transportation contract by a customer in the Pipeline and Storage segment and (2) a realized gain on sale of certain timber properties in the Timber segment.

Interest Charges

Interest on long-term debt increased $2.2 million and $5.0 million, respectively, for the quarter and six months ended March 31, 2002 as compared with the quarter and six months ended March 31, 2001. These increases can be attributed primarily to higher average amounts of long-term debt outstanding.

      Other interest charges decreased $3.7 million and $8.8 million, respectively, for the quarter and six months ended March 31, 2002 as compared with the quarter and six months ended March 31, 2001. These decreases resulted mainly from a decrease in the average amount of short-term debt outstanding and lower weighted average interest rates.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of cash during the six-month period ended March 31, 2002 consisted of cash provided by operating activities and long-term debt. These sources were supplemented by issuances of common stock under the Company's stock and benefit plans.

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

      Net cash provided by operating activities totaled $166.3 million for the six months ended March 31, 2002, a decrease of $17.3 million compared with $183.6 million provided by operating activities for the six months ended March 31, 2001. Lower cash receipts from the sale of oil and gas in the Exploration and Production segment more than offset lower working capital requirements in the Utility and Energy Marketing segments due to falling gas prices. Oil and gas prices were down significantly in the Exploration and Production segment and higher production did not compensate for the decrease in prices.

Investing Cash Flow.

Expenditures for Long-Lived Assets
Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

      The Company's expenditures for long-lived assets totaled $109.7 million during the six months ended March 31, 2002. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Six Months Ended March 31, 2002
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                     Investments in              Total
                                                 Capital             Corporations or        Expenditures for
                                              Expenditures            Partnerships          Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                      22.0                       -                    22.0
      Pipeline and Storage                         12.1                     0.4                    12.5
      Exploration and Production                   69.0                       -                    69.0
      International                                 2.7                       -                     2.7
      Timber                                        3.5                       -                     3.5
      Energy Marketing                                -                       -                       -
      All Other                                       -                       -                       -
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                  109.3                     0.4                   109.7
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

      During the six months ended March 31, 2002, SIP made an additional $383,000 investment in Independence Pipeline Company (Independence). SIP's total investment through March 31, 2002 was $15.0 million. The investment represents a one-third partnership interest in Independence. The investment has been financed with short-term borrowings. Independence was formed to build the Independence Pipeline, a 400-mile natural gas pipeline from Defiance, Ohio to Leidy, Pennsylvania at an estimated cost of about $700 million.* If the Independence Pipeline is not constructed, SIP's share of the developmental costs (including SIP's investment in Independence) is estimated not to exceed $15.5 million.* This amount represents the estimated maximum pre tax charge to earnings that would be recorded if the project is not constructed.*

      In November 2001, Independence filed a partial implementation plan as well as a request to extend the due date for a complete implementation plan to November 2003 and the in-service date to November 2004. To date, FERC has not responded to the partial implementation plan or the request for extension. If FERC were not to grant these extensions, it would be probable that Independence's current FERC authorization would expire before the project could be built.* Regardless of what FERC may do, each owner of Independence is able to withdraw from the partnership at any time. The Company is uncertain about the future of the Independence project; in the event of significant negative developments, it is reasonably likely that the Company would record a pre tax charge to earnings estimated not to exceed $15.5 million.*

      For a further discussion of SIP's investment in Independence, refer to "Investing Cash Flow" under "Capital Resources and Liquidity" in Item 7 of the Company's 2001 Form 10-K. Other than those matters discussed above, there have been no subsequent material changes regarding this investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

             The Company also continues to explore various opportunities to participate in transporting gas to the Northeast, either through Supply Corporation’s system or in partnership with others. This includes the proposed Northwinds Pipeline that the Company and TransCanada PipeLines Limited are pursuing. This project would be a 215-mile, 30-inch natural gas pipeline that would originate in Kirkwall, Ontario, cross into the United States near Buffalo, New York and follow a southerly route to its destination in the Ellisburg-Leidy area in Pennsylvania.* The initial capacity of the pipeline would be approximately 500 million cubic feet of natural gas per day with the estimated cost of the pipeline ranging from $350-$400 million.* At March 31, 2002, the Company had not incurred any material costs associated with this project.

Exploration and Production
The Exploration and Production segment capital expenditures for the six months ended March 31, 2002 included approximately $52.6 million for on-shore drilling construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as onshore geological and geophysical costs and fixed asset purchases. Of the $52.6 million amount, $18.6 million was spent on the Exploration and Production segment’s Canadian properties. The Exploration and Production segment’s capital expenditures also included approximately $16.4 million for Seneca’s offshore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures.

      The Company anticipates reducing the Exploration and Production segment's 2002 and 2003 capital expenditures from $141.0 million and $117.2 million, respectively, as previously disclosed in the Company's 2001 Form 10-K, to $92 million and $100 million, respectively, for 2002 and 2003.*

      During the six months ended March 31, 2002, the Exploration and Production segment sold oil and gas properties amounting to $14.1 million. Most of these properties were in the Gulf Coast region. These proceeds were recorded as a reduction of property, plant and equipment and are reflected in Other Investing Activities on the Consolidated Statement of Cash Flows.

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

Financing Cash Flow.

In November 2001, the Company issued $150.0 million of 6.70% medium-term notes due in November 2011. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $149.0 million. The proceeds of this debt issuance were used to reduce short-term debt.

      Consolidated short-term debt decreased $192.0 million during the first six months of 2002 primarily due to the November 2001 medium-term note issuance discussed above. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2002. The total amount available to be issued under the Company's commercial paper program is $200.0 million. The commercial paper program is backed up by a $200.0 million 364-day credit facility, which is available as long as the Company maintains an investment grade credit rating. With regards to the Company's short-term notes payable to banks, the Company utilizes uncommitted bank lines of credit aggregating to $530.0 million. These uncommitted bank lines of credit are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* If a downgrade in the Company's commercial paper program credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company could borrow under its uncommitted bank lines of credit or seek other liquidity sources, including cash provided by operations. At March 31, 2002, the Company had outstanding short-term notes payable to banks and commercial paper of $109.1 million and $188.6 million, respectively.

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

      The Company's indenture contains covenants which limit, among other things, the incurrence of funded debt. Funded debt basically is indebtedness maturing more than one year after the date of issuance. Because of the impairment of oil and gas producing properties recorded by the Company in September 2001, the earnings impact of warm weather and low commodity prices in the six months ended March 31, 2002, and higher long-term debt interest requirements stemming from the November 2001 medium-term note issuance discussed above, these covenants will restrict the Company's ability to issue additional funded debt, with certain exceptions, until at least the first quarter of fiscal 2003.* This will not, however, limit the Company's issuance of funded debt to refund existing funded debt. Also, these covenants will not limit the Company's ability to utilize short-term debt, which is discussed above.

      The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company's consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $35.7 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company's minority owned entities, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

commitment of approximately $10.4 million. The Company has guaranteed 50% or $5.2 million of these capital lease commitments.

      The following table summarizes the Company's expected future contractual cash obligations as of March 31, 2002, and the twelve-month periods over which they occur:

-------------------------------------- -----------------------------------------------------------------------------------------
                                                                 Payments by Expected Maturity Dates
                                       -----------------------------------------------------------------------------------------

(Millions of Dollars)                   2002-2003    2003-2004   2004-2005   2005-2006   2006-2007    Thereafter        Total
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------
Long-Term Debt                          $  257.5     $  134.2     $  107.9    $    4.0    $    1.8    $  799.2       $1,304.6
Short-Term Bank Notes                      109.1            -            -           -           -           -          109.1
Commercial Paper                           188.6            -            -           -           -           -          188.6
Operating Lease Commitments                  9.0          7.0          5.5         4.2         3.0         7.0           35.7
Capital Lease Commitments                    1.2          1.2          1.3         1.5         1.3         3.9           10.4
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------

      The Company has made certain guarantees on behalf of its subsidiaries. The guarantees relate primarily to: (i) obligations under derivative financial instruments, which are included on the consolidated balance sheet in accordance with SFAS 133 (see Item 2, MD&A under the headings "Critical Accounting Policies" and "Accounting for Derivative Financial Instruments"); (ii) Utility segment obligations to purchase gas to be resold in its regulated business in accordance with established regulatory mechanisms to pass through the cost of that gas to its retail customers; (iii) NFR or Upstate obligations to purchase gas or to purchase gas transportation/storage services where the amounts actually due on those obligations each month are included on the consolidated balance sheet as a current liability; and (iv) other obligations which are reflected on the consolidated balance sheet. The Company believes that the chance it would be required to make payments under the guarantees is slight, and therefore has not included them on the table above.*

      The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, indenture requirements, regulatory authorizations, and the capital requirements of the Company.

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

For a complete discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 of the Company's 2001 Form 10-K. There have been no subsequent material changes to the Company's exposure to market risk sensitive instruments.

RATE MATTERS

Utility Operation

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

and Multiple Intervenors (an advocate for large commercial and industrial customers) that established rates for a three-year period beginning October 1, 2000. The Agreement provides that customers will receive a bill credit of $17.6 million in the first year, of which $7.6 million relates to customers’ share of earnings accumulated under previous settlements. The credit will be reduced to $5.0 million in the second year, and in the third and subsequent years the credit will remain at $5.0 million unless the Company can demonstrate that it is no longer justified. Also, earnings beyond a target level of 11.5% return on equity will be shared equally between shareholders and customers. The Agreement provided further that the Company and interested parties would resume discussions to address the NYPSC’s competition initiatives, including changes to “customer choice” transportation services, among other things. Those discussions commenced in November 2000 and produced an interim “Joint Proposal,” or settlement agreement, addressing several discrete issues of interest to the parties and the NYPSC. In an order issued on May 30, 2001, the NYPSC adopted the parties’ Joint Proposal. As recommended by the parties, the Joint Proposal modified Distribution Corporation’s operations relating to transportation services and transactions with marketers and producers of indigenous natural gas. Under the Joint Proposal, the parties also agreed to continue negotiations to implement additional features of the NYPSC’s restructuring initiative (described below). Those confidential discussions, dubbed “Phase III negotiations,” concluded on January 18, 2002 when the parties executed a “Comprehensive Joint Proposal”. The Comprehensive Joint Proposal proposes a number of changes to Distribution Corporation’s rates and services through September 30, 2003, including the following:

  Modification of transportation balancing services and upstream capacity rules for the benefit of marketers and to preserve reliability;
  A customer funded “back-out credit” provided to marketers (or marketer customers) to reduce marketer costs and thereby promote competition;
  Provisions to promote increased marketer usage of indigenous natural gas;
  An expanded low-income program that provides arrearage forgiveness and a discounted rate for up to 30,000 customers;
  Increased customer funding to offset the cost of uncollectibles;
  Unbundling of gas costs from delivery rates; and
  Mechanisms for recovery of stranded pipeline and unbundling costs.

      The Comprehensive Joint Proposal was filed with the NYPSC on January 23, 2002 and approved with immaterial modifications on April 18, 2002, effective May 1, 2002. Distribution Corporation's base rates will not be materially changed under the Comprehensive Joint Proposal, which is not intended to modify the rate and revenue requirements established in the Agreement described above.

      For a complete discussion of New York Jurisdiction Rate Matters, refer to "New York Jurisdiction" under "Rate Matters" in Item 7 of the Company's 2001 Form 10-K. Other than those matters discussed above, there have been no subsequent material changes regarding rate matters in the New York Jurisdiction.

Pennsylvania Jurisdiction

Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission. Management will continue to monitor its financial position in the Pennsylvania jurisdiction to determine the necessity of filing a rate case in the future.

      For a complete discussion of Pennsylvania Jurisdiction Rate Matters, refer to "Pennsylvania Jurisdiction" under "Rate Matters" in Item 7 of the Company's 2001 Form 10-K. There have been no subsequent material changes regarding rate matters in the Pennsylvania Jurisdiction.

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

Other Matters

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2002, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.3 million to $6.3 million.* The minimum liability of $5.3 million has been recorded on the Consolidated Balance Sheet at March 31, 2002. Other than discussed in Note H of the 2001 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

      For further discussion refer to Note H - Commitments and Contingencies under the heading "Environmental Matters" in Item 8 of the Company's 2001 Form 10-K.

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

Item 2. Changes in Securities

      On January 2, 2002, the Company issued a total of 1,680 unregistered shares of Company common stock to the seven non-employee directors then sitting on the Board of Directors, 240 shares to each such director. Also on January 2, 2002, Bernard J. Kennedy retired as Chairman of the Board. Mr. Kennedy remained a director of the Company, and on January 3, 2002, the Company issued to him 235 unregistered shares of Company common stock. All of these unregistered shares issued on January 2, 2002 and January 3, 2002 were issued as partial consideration for the directors' services during the quarter ended March 31, 2002, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 21, 2002. At that meeting, the shareholders elected directors, appointed independent accountants, approved an amended and restated compensation plan, rejected a shareholder proposal to limit certain executive compensation awards, and rejected a shareholder proposal to create a committee to address alleged discrimination in employment.

         The total votes were as follows:
                                                                 Against                            Broker
                                                For           Or Withheld          Abstain       Non- Votes
                                                ---           -----------          -------       ----------

(i)      Election of directors to
         serve for a three-year
         term:
         - Robert T. Brady                  66,313,821         1,934,425                -                 -
         - William J. Hill                  66,255,565         1,992,681                -                 -
         - Bernard J. Kennedy               65,637,281         2,610,965                -                 -
Item 4. Submission of Matters to a Vote of Security Holders (Concl.)

            Directors whose term of office continued after the meeting:

            Term expiring in 2003: Eugene T. Mann, George L. Mazanec, and John F. Riordan.

            Term expiring in 2004: Philip C. Ackerman, James V. Glynn and Bernard S. Lee.

                                                                 Against                            Broker
                                                For           Or Withheld          Abstain       Non- Votes
                                                ---           -----------          -------       ----------

(ii)     Appointment of
         PricewaterhouseCoopers
         LLP as independent
         accountants                        66,675,888         1,141,716          430,642                -

(iii)    Approval of the amended
         and restated Annual At
         Risk Compensation
         Incentive Program                  54,811,858        12,373,925        1,062,463                -

(iv)     Adoption of shareholder
         proposal to limit certain
         executive compensation
         awards                              7,094,742        46,682,846        1,418,438        13,052,220

(v)      Adoption of shareholder
         proposal to create
         committee to address
         alleged discrimination
         in employment                       3,843,968        47,426,672        3,927,881        13,049,725
Item 6. Exhibits and Reports on Form 8-K
         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit

                 (12)              Statements regarding Computation of Ratios:
                                   Ratio of Earnings to Fixed Charges for the
                                   Twelve Months Ended March 31, 2002 and the
                                   Fiscal Years Ended September 30, 1997 through
                                   2001.

                 (99)              National  Fuel Gas Company  Consolidated
                                   Statement of Income for the Twelve Months
                                   Ended March 31, 2002 and 2001.
Item 6. Exhibits and Reports on Form 8-K (Concl.)

         (b)     Reports on Form 8-K

                                   On January 25, 2002, the Company filed a
                                   Form 8-K regarding a press release issued
                                   by the Company concerning earnings for the
                                   first quarter ended December 31,
                                   2001. The report included partial financial
                                   statements and other financial
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
Date: May 15, 2002

EXHIBIT INDEX
(Form 10-Q)

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of  Earnings  to Fixed  Charges  for the Twelve
                           Months  Ended  March 31, 2002 and the Fiscal Years Ended
                           September 30, 1997 through 2001.

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended March 31, 2002
                           and 2001.