Form 10-K
period 2002-09-30
NATIONAL FUEL GAS CO
filed 2002-12-16
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

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
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,634,293,000 as of November 30, 2002.

      Common Stock, $1 Par Value, outstanding as of November 30, 2002: 80,437,839 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 2003 are incorporated by reference into Part III of this report.

For the Fiscal Year Ended September 30, 2002

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

Part II

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Part III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11     EXECUTIVE COMPENSATION

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Part IV

ITEM 14     CONTROLS AND PROCEDURES

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

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

PART I

ITEM 1 Business

The Company and its Subsidiaries

National Fuel Gas Company (the Registrant), a holding company registered under the Public Utility Holding Company Act of 1935, as amended (the Holding Company Act), was organized under the laws of the State of New Jersey in 1902. The Registrant is engaged in the business of owning and holding securities issued by its twelve directly owned subsidiary companies. Except as otherwise indicated below, the Registrant owns all of the outstanding securities of its subsidiaries. Reference to “the Company” in this report means the Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure. Also, all references to a certain year in this report relate to the Company’s fiscal year ended September 30 of that year unless otherwise noted.

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

2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River and (ii) 28 underground natural gas storage fields owned and operated by Supply Corporation as well as four other underground natural gas storage fields operated jointly with various other interstate gas pipeline companies. Seneca Independence Pipeline Company (SIP) held a one-third general partnership interest in Independence Pipeline Company (Independence), a Delaware general partnership that had proposed to construct and operate a 400-mile pipeline to transport natural gas from Defiance, Ohio to Leidy, Pennsylvania (the Independence Pipeline). Independence was dissolved on September 30, 2002. As discussed in Item 7, MD&A under the heading "Capital Resources and Liquidity", in June 2002 Independence submitted a motion to the Federal Energy Regulatory Commission (FERC) requesting that FERC vacate the certificate that it had issued to Independence to construct, own and operate the Independence Pipeline. FERC formally vacated the certificate in July 2002.

      As discussed below under "Competition: The Pipeline and Storage Segment", in October 2002 the Company announced its intention to buy the Empire State Pipeline (Empire) from Duke Energy Corporation.

3. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, in Wyoming and in the Gulf Coast region of Texas and Louisiana. Also, Exploration and Production operations are conducted in the provinces of Manitoba, Alberta, Saskatchewan and British Columbia in Canada by Seneca's wholly-owned subsidiaries, National Fuel Exploration Corp. (NFE), an Alberta, Canada corporation, and Player Resources Ltd. (Player), an Alberta, Canada corporation.

4. The International segment operations are carried out by Horizon Energy Development, Inc. (Horizon), a New York corporation. Horizon engages in foreign and domestic energy projects through investments as a sole or substantial owner in various business entities. These entities include Horizon Energy Holdings, Inc., a New York corporation, which owns 100% of Horizon Energy Development B.V. (Horizon B.V.). Horizon B.V. is a Dutch company whose principal asset is majority ownership of United Energy, a.s. (UE), a wholesale power and district heating company located in the northern part of the Czech Republic.

5. The Energy Marketing segment operations are carried out by National Fuel Resources, Inc. (NFR), a New York corporation which markets natural gas to industrial, commercial, public authority and residential end-users in western and central New York and northwestern Pennsylvania, offering competitively priced energy and energy management services for its customers.

6. The Timber segment operations are carried out by Highland Forest Resources, Inc. (Highland), a Pennsylvania corporation, and by a division of Seneca known as its Northeast Division. This segment markets timber from its New York and Pennsylvania land holdings, owns three sawmill operations in northwestern Pennsylvania and processes timber consisting primarily of high quality hardwoods.

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

         o Niagara  Independence  Marketing Company (NIM), a Delaware  corporation which owns a one-third general partnership  interest in DirectLink  Gas  Marketing  Company  (DirectLink),  a Delaware  general  partnership.  DirectLink,  was formed to engage in natural gas  marketing  and  related  businesses  in part by  subscribing  for firm  transportation  capacity on the  proposed
         Independence Pipeline (see Pipeline and Storage segment discussion above);

         o Leidy Hub, Inc.  (Leidy),  a New York  corporation  formed to provide  various  natural gas hub services to customers in the eastern United States;

         o Data-Track Account Services,  Inc.  (Data-Track),  a New York corporation which provides collection services principally for the Company's subsidiaries; and

         o Horizon Power, Inc.  (Horizon Power), a New York corporation  which is designated as an "exempt  wholesale  generator" under the Holding Company Act and is developing or operating mid-range independent power production facilities.

      No single customer, or group of customers under common control, accounted for more than 10% of the Company's consolidated revenues in 2002.

Rates and Regulations

The Company is subject to regulation by the Securities and Exchange Commission (SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-company transactions and limitations on diversification. In 2002, both houses of Congress passed comprehensive energy bills that included repeal of the Holding Company Act. The bills were referred to a conference committee of the House and Senate, but no action was taken by the conferees prior to adjournment. It is likely that comprehensive energy legislation, including repeal of the Holding Company Act, will be re-introduced in the next session of Congress.* Thus far, the proposed legislation would transfer certain oversight responsibilities to the various state public utility regulatory commissions and FERC and would expand the access of these bodies to the books and records of companies in a holding company system. The proposed legislation could increase regulation, especially at the state level.* By contrast, previous SEC rule changes have reduced the number of applications required to be filed under the Holding Company Act, exempted some routine financings and expanded diversification opportunities. The Company is unable to predict at this time what the ultimate outcome of legislative or regulatory changes will be and, therefore, what impact such efforts might have on the Company.*

     The Utility segment's rates, services and other matters are regulated by the State of New York Public Service Commission (NYPSC) with respect to services provided within New York and by the Pennsylvania Public Utility Commission (PaPUC) with respect to services provided within Pennsylvania. For additional discussion of the Utility segment's rates and regulation, see Item 7, MD&A under the heading "Rate Matters" and Item 8 at Note B-Regulatory Matters.

     The Pipeline and Storage segment's rates, services and other matters are regulated by FERC. For additional discussion of the Pipeline and Storage segment's rates and regulation, see Item 7, MD&A under the heading "Rate Matters" and Item 8 at Note B-Regulatory Matters.

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

     In addition, the Company and its subsidiaries are subject to the same federal, state and local (including foreign) regulations on various subjects, including environmental matters, as other companies doing similar business in the same locations.

The Utility Segment

The Utility segment contributed approximately 42.1% of the Company's 2002 net income available for common stock.

     Additional discussion of the Utility segment appears below in this Item 1 under the headings "Sources and Availability of Raw Materials," "Competition" and "Seasonality," in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Pipeline and Storage Segment

The Pipeline and Storage segment contributed approximately 25.3% of the Company's 2002 net income available for common stock.

     Supply Corporation currently has service agreements for substantially all of its firm transportation capacity, which totals approximately 2,075 thousand dekatherms (MDth) per day. The Utility segment accounts for approximately 1,171 MDth per day or 56.4% of the total capacity, and the Energy Marketing segment represents another 85 MDth per day or 4.1% of the total capacity. The remaining 819 MDth or 39.5% of Supply Corporation's firm transportation capacity is subject to firm contracts with nonaffiliated customers.

     Supply Corporation has available for sale approximately 68,854 MDth of firm storage capacity. The Utility segment has contracted for 31,395 MDth or 45.6% of the total capacity and the Energy Marketing segment accounts for another 3,955 MDth or 5.7% of the total capacity. Nonaffiliated customers have contracted for the remaining 33,504 MDth or 48.7% of the firm storage capacity. Supply Corporation has been successful in marketing and obtaining executed contracts for storage service (at discounted rates) as it becomes available and expects to continue to do so.*

     Additional discussion of the Pipeline and Storage segment appears below under the headings "Sources and Availability of Raw Materials," "Competition" and "Seasonality," in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Exploraton and Production Segment

The Exploration and Production segment contributed approximately 22.8% of the Company's 2002 net income available for common stock.

     Additional discussion of the Exploration and Production segment appears below under the headings "Sources and Availability of Raw Materials" and "Competition," in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The International Segment

The International segment incurred a net loss in 2002. The impact of this segment’s net loss in relation to the Company’s 2002 net income available for common stock was negative 3.8%.

     Additional discussion of the International segment appears below under the heading "Sources and Availability of Raw Materials," "Competition" and "Seasonality," in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Energy Marketing Segment

The Energy Marketing segment contributed approximately 7.3% of the Company's 2002 net income available for common stock.

     Additional discussion of the Energy Marketing segment appears below under the headings "Sources and Availability of Raw Materials," "Competition" and "Seasonality," in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Timber Segment

The Timber segment contributed approximately 8.2% of the Company's 2002 net income available for common stock.

     Additional discussion of the Timber segment appears below under the headings "Sources and Availability of Raw Materials," "Competition" and "Seasonality," in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

All Other Category and Corporate Operations

The All Other category and Corporate operations incurred a net loss in 2002. The impact of this net loss in relation to the Company’s 2002 net income available for common stock was negative 1.9%.

     Additional discussion of the All Other category and Corporate operations appears below in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

Sources and Availability of Raw Materials

Natural gas is the principal raw material for the Utility segment. In 2002, the Utility segment purchased 109.8 billion cubic feet (Bcf) of gas. Gas purchases from various producers and marketers in the southwestern United States and Canada under long-term (two years or longer) contracts accounted for 57% of these purchases. Purchases of gas on the spot market (contracts of less than a year) accounted for 36% of the Utility segment’s 2002 gas purchases. Gas purchases from Dynegy Marketing and Trade, Mirant Americas Energy Marketing, LP, BP Energy Company and Anadarko Energy Services Company represented 15%, 13%, 12% and 11%, respectively, of total 2002 gas purchases by the Utility segment. These four producers or marketers provided gas from the southwestern United States under long-term contracts. No other producer or marketer provided the Utility segment with 10% or more of its gas requirements in 2002. Currently, the Utility segment’s top suppliers of natural gas are BP Energy Company, Amerada Hess Corp., Conoco Inc., Anadarko Energy Services Company and Occidental Energy Marketing, Inc.

     Supply Corporation transports and stores gas owned by its customers, whose gas originates in the southwestern and Appalachian regions of the United States as well as in Canada. Additional discussion of proposed pipeline projects appears below under "Competition: The Pipeline and Storage Segment," in Item 7, MD&A and in Item 8 at Note H - Commitments and Contingencies.

     The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as further described in this report in Item 7, MD&A and Item 8 at Notes I-Business Segment Information and N - Supplementary Information for Oil and Gas Producing Activities.

     Coal is the principal raw material for the International segment, constituting 52% of the cost of raw materials needed in 2002 to operate the boilers which produce steam or hot water. Natural gas, oil, limestone and water combined accounted for the remaining 48% of such materials. Coal is purchased and delivered directly from the adjacent Mostecka Uhelna Spolecnost, a.s. mine in the Czech Republic for Horizon's largest coal-fired plant under a contract where price and quantity are the subject of negotiation each year. The Company has been informed that this mine has proven reserves through 2030.* The Czech Republic government imports natural gas from sources in Russia and the North Sea and transports the gas through the Transgas pipeline system, which is majority owned by RWE AG, a German multi-utility. The International segment purchases natural gas from one of the eight regional gas distribution companies in the Czech Republic. The Czech Republic government also imports oil. The International segment purchases oil from domestic and foreign refineries.

     With respect to the Timber segment, Highland requires an adequate supply of timber to process in its sawmill and kiln operations. Seventy percent of the timber processed comes from land owned by Seneca; therefore, the source and availability of this segment's primary raw material are generally known in advance.

     The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2002, this segment purchased 31.5 Bcf of natural gas.

Competition

Competition in the natural gas industry exists among providers of natural gas, as well as between natural gas and other sources of energy. The deregulation of the natural gas industry should continue to enhance the competitive position of natural gas relative to other energy sources, such as fuel oil or electricity, by removing some of the regulatory impediments to adding customers and responding to market forces.* In addition, the environmental advantages of natural gas compared with other fuels should increase the role of natural gas as an energy source.*

     The electric industry is moving toward a more competitive environment as a result of the Federal Energy Policy Act of 1992 and initiatives undertaken by the FERC and various states. It remains unclear what impact this restructuring will have on the Company.*

     The Company competes on the basis of price, service and reliability, product performance and other factors. Sources and providers of energy, other than those described under this "Competition" heading, do not compete with the Company to any significant extent.*

Competition: The Utility Segment
The changes precipitated by the FERC’s restructuring of the gas industry in Order No. 636 continue to reshape the roles of the gas utility industry and the state regulatory commissions. Regulators in both New York and Pennsylvania have adopted retail competition programs for natural gas supply purchases. However, the Utility segment’s traditional distribution function remains largely unchanged. For further discussion of state restructuring initiatives refer to Item 7, MD&A under the heading “Rate Matters.”

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

Competition: The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeastern United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States and provide part of the link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and other continental regions of the United States. This location offers the opportunity for increased transportation and storage services in the future.*

     In October 2002, the Company announced that it had signed an agreement to acquire Empire. Empire is a natural gas transmission pipeline that originates at the United States/Canada border at the Chippawa Channel of the Niagara River near Buffalo, New York and extends easterly for 157 miles where it terminates in Central New York just north of Syracuse, New York. Empire competes with other pipelines to transport natural gas from Canada to upstate New York. Refer to Item 7, MD&A under the heading "Capital Resources and Liquidity" and Item 8 at Note H - Commitments and Contingencies for further discussion of Empire.

     Supply Corporation and TransCanada PipeLines Limited together are pursuing a proposal to construct a pipeline to transport natural gas from Kirkwall, Ontario to the storage and market hub at Leidy, Pennsylvania. This project, called the Northwinds Pipeline, is competing for customers with other proposed pipeline projects that would bring natural gas from Canada to the markets in the northeast and mid-Atlantic regions of the United States. It is likely that not all of the proposed pipelines will go forward, and that the first project built will have an advantage over other proposed projects.* If completed, the Northwinds Pipeline would likely create opportunities for increased transportation and storage services by Supply Corporation.* For further discussion of the Northwinds Pipeline projects, refer to Item 7, MD&A under the heading "Investing Cash Flow."

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

     To compete in this environment, Seneca and its wholly-owned subsidiaries NFE and Player, each originate and act as operator on most prospects, minimize risk of exploratory efforts through partnership-type arrangements, apply the latest technology for both exploratory studies and drilling operations, and focus on market niches that suit their size, operating expertise and financial criteria.

Competition: The International Segment
Horizon competes with other entities seeking to develop or acquire foreign and domestic energy projects. Horizon, through UE, faces competition in the sale of thermal energy. Most customers can opt to install boilers to produce their thermal energy, rather than purchase thermal energy from the district heating system. In addition, UE faces competition in the sale of electricity. UE must submit price bids on an annual basis for the sale of its electricity to the regional distribution company. A large percentage of the electricity purchased by the regional distribution companies is produced by the Czech Republic’s dominant state-owned energy producer. UE sells electricity at the wholesale level.

Competition: The Energy Marketing Segment
The Energy Marketing segment competes with other marketers of natural gas and with other providers of energy management services. Although the deregulation of natural gas utilities is a relatively new occurrence, the competition in this area is well developed with regard to price and services from both local and regional marketers.

Competition: The Timber Segment
With respect to the Timber segment, Highland competes with other sawmill operations and with other suppliers of timber, logs and lumber. These competitors may be local, regional, national or international in scope. This competition, however, is primarily limited to those entities which either process or supply high quality hardwoods species such as cherry, oak and maple as veneer logs, saw logs, export logs or lumber ultimately used in the production of high-end furniture, cabinetry and flooring. The Timber segment sells its products both nationally and internationally.

Seasonality

Variations in weather conditions can materially affect the volume of gas delivered by the Utility segment, as virtually all of its residential and commercial customers use gas for space heating. The effect that this has on Utility segment revenues in New York is mitigated by a weather normalization clause which is designed to adjust the rates of retail customers to reflect the impact of deviations from normal weather. Weather that is more than 2.2% warmer than normal results in a surcharge being added to customers’ current bills, while weather that is more than 2.2% colder than normal results in a refund being credited to customers’ current bills.

     Volumes transported and stored by Supply Corporation may vary materially depending on weather, without materially affecting its revenues. Supply Corporation's rates are based on a straight fixed-variable rate design which allows recovery of fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed only to reimburse the variable costs caused by actual transportation or storage of gas.

     Variations in weather conditions can materially affect the volume of gas consumed by customers of the Energy Marketing segment and the amount of thermal energy consumed by the heating customers of the International segment. Volume variations can have a corresponding impact on revenues within these segments.

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

Miscellaneous

The Company and its wholly-owned or majority-owned subsidiaries had a total of 3,177 full-time employees at September 30, 2002, with 2,233 employees in all of its U.S. operations and 944 employees in its international operations. This is a decrease of 1.8% from the 3,235 total employed at September 30, 2001.

     Agreements covering employees in collective bargaining units in New York were renegotiated, effective as of November 2000, and are scheduled to expire in February 2006. Certain agreements covering employees in collective bargaining units in Pennsylvania were renegotiated, effective November 1998, and are scheduled to expire in May 2003. Other agreements covering employees in collective bargaining units in Pennsylvania were renegotiated, effective October 1, 2002, and are scheduled to expire in April 2007. An agreement covering employees in collective bargaining units in the Czech Republic was renegotiated in 2001 and is scheduled to expire in 2004.

     The Utility segment has numerous municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. When necessary, the Utility segment renews such franchises.

     The Company's Internet address is WWW.NATIONALFUELGAS.COM. This reference to the Company's Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K. The information available at the Company's Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC.

Executive Officers of the Company as of November 15, 2002(1)

---------------------------- --------------------------------------------------------------------------------------

Name and Age(2)              Current Company Positions and Other Material
                             Business Experience During Past Five Years(3)
---------------------------- --------------------------------------------------------------------------------------

Philip C. Ackerman           Chairman of the Board of Directors since January 2002;  Chief  Executive  Officer
(58)                         since October  2001;  President  since July 1999;  and President of Horizon since
                             September  1995.  Mr.  Ackerman  has served as a Director  since March 1994,  and previously  served  as  Senior  Vice  President  from  June 1989 to July 1999 and
                             President of Distribution Corporation from October 1995 to July 1999.

---------------------------- --------------------------------------------------------------------------------------

Dennis J. Seeley             President of Supply  Corporation since March 2000; Senior Vice President of
(59)                         Distribution Corporation since February 1997.  Mr. Seeley has served as Vice President of the Company from January 2000 to April 2000 and Senior Vice President of Supply
                             Corporation from January 1993 to February 1997.

---------------------------- --------------------------------------------------------------------------------------

David F. Smith               President  of  Distribution  Corporation  since July 1999; Senior Vice President
(49)                         of Supply Corporation since July 2000.  Mr. Smith served as Senior Vice President of Distribution Corporation from January 1993 to July 1999.

---------------------------- --------------------------------------------------------------------------------------

James A. Beck                President of Seneca  since  October  1996 and  President of Highland  since March
(55)                         1998.  Mr. Beck  previously  served as Vice President of Seneca from January 1994 to April 1995 and Executive  Vice  President of Seneca from May 1995 to September
                             1996.

---------------------------- --------------------------------------------------------------------------------------

Gerald T. Wehrlin            President of NFR since May 2001;  Controller of the Company since  December 1980;
(64)                         and Vice  President  of Horizon  since  February  1997.  Mr.  Wehrlin  previously served as Senior Vice President of  Distribution  Corporation  from April 1991 to
                             May 2001 and as  Secretary  and  Treasurer  of  Horizon  from  September  1995 to
                             February 1997.

---------------------------- --------------------------------------------------------------------------------------

Bruce H. Hale                President  of Horizon  Power since March 2001;  Senior Vice  President  of Supply
(53)                         Corporation  since February  1997; and Vice President of Horizon since  September
                             1995.  Mr.  Hale  previously  served as Senior  Vice  President  of  Distribution
                             Corporation from January 1993 to February 1997.

---------------------------- --------------------------------------------------------------------------------------

---------------------------- --------------------------------------------------------------------------------------

Name and Age(2)               Current Company Positions and Other Material
                             Business Experience During Past Five Years(3)
---------------------------- --------------------------------------------------------------------------------------

Joseph P. Pawlowski          Treasurer since December 1980; Senior Vice President of Distribution  Corporation
(61)                         since  February  1992 and  Treasurer of  Distribution  Corporation  since January
                             1981;  Treasurer of Supply  Corporation  since June 1985; and Secretary of Supply
                             Corporation since October 1995.

---------------------------- --------------------------------------------------------------------------------------
Walter E. DeForest           Senior Vice President of Distribution  Corporation  since August 1993; and Senior
(61)                         Vice President of Supply Corporation from January 1992 to August 1993.

---------------------------- --------------------------------------------------------------------------------------

Anna Marie Cellino           Senior  Vice  President  of  Distribution   Corporation  since  July  2001;  Vice
(49)                         President of Distribution  Corporation from June 1994 to July 2001; and Secretary of the Company since October 1995.

---------------------------- --------------------------------------------------------------------------------------

Ronald J. Tanski             Senior Vice President of Distribution  Corporation since July 2001; Controller of
(50)                         Distribution  Corporation since February 1997; Secretary and Treasurer of Horizon since February 1997; and Vice President of  Distribution  Corporation  from April
                             1993 to July 2001.

---------------------------- --------------------------------------------------------------------------------------

John R. Pustulka             Senior Vice President of Supply  Corporation  since July 2001; and Vice President
(50)                         of Supply Corporation from April 1993 to July 2001.

---------------------------- --------------------------------------------------------------------------------------

James D. Ramsdell            Senior Vice  President  of  Distribution  Corporation  since July 2001;  and Vice
(47)                         President of Distribution Corporation from June 1994 to July 2001.

---------------------------- --------------------------------------------------------------------------------------

        (1) The Company has been advised that there are no family relationships among any of the officers listed, and that there is no arrangement or understanding among any one of them and any other persons pursuant to which he or she was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

        (2) Ages are as of September 30, 2002.

        (3) The information provided relates to the principal subsidiaries of the Company. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

ITEM 2 Properties

General Information on Facilities

The investment of the Company in net property, plant and equipment was $2.8 billion at September 30, 2002. Approximately 51% of this investment was in the Utility and Pipeline and Storage segments, which are primarily located in western New York and northwestern Pennsylvania. The Exploration and Production segment, which is the next largest investment in net property, plant and equipment (38%), is primarily located in California, in the Appalachian region of the United States, in Wyoming, in the Gulf Coast region of Texas and Louisiana and in the provinces of Manitoba, Alberta, Saskatchewan and British Columbia in Canada. The remaining investment in net property, plant and equipment consisted primarily of the International segment (7%) which is located in the Czech Republic and the Timber segment (4%) which is located primarily in northwestern Pennsylvania. During the past five years, the Company has made significant additions to property, plant and equipment in order to augment the reserve base of oil and gas in the United States and Canada, to expand and improve transmission and distribution facilities for both retail and transportation customers, and to purchase district heating and power generation facilities in the Czech Republic. Net property, plant and equipment has increased $1.025 billion, or 56%, since 1997.

     The Utility segment had a net investment in property, plant and equipment of $960.0 million at September 30, 2002. The net investment in its gas distribution network (including 14,783 miles of distribution pipeline) and its service connections to customers represent approximately 57% and 29%, respectively, of the Utility segment's net investment in property, plant and equipment at September 30, 2002.

     The Pipeline and Storage segment had a net investment of $487.8 million in property, plant and equipment at September 30, 2002. Transmission pipeline, with a net cost of $148.1 million, represents 30% of this segment's total net investment and includes 2,471 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 32 storage fields, four of which are jointly operated with certain pipeline suppliers, and 439 miles of pipeline. Net investment in storage facilities includes $87.7 million of gas stored underground-noncurrent, representing the cost of the gas required to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 29 compressor stations with 75,306 installed compressor horsepower.

     The Exploration and Production segment had a net investment in property, plant and equipment of $1.072 billion at September 30, 2002. Of this amount, $814 million relates to properties located in the United States. The remaining net investment of $258 million relates to properties located in Canada.

     The International segment had a net investment in property, plant and equipment of $207.2 million at September 30, 2002. This represents UE's net investment in district heating and electric generation facilities.

     The Timber segment had a net investment in property, plant and equipment of $110.6 million at September 30, 2002. Located primarily in northwestern Pennsylvania, the net investment includes three sawmills and approximately 155,000 acres of land and timber.

     The Utility and Pipeline and Storage segments' facilities provided the capacity to meet the Company's 2002 peak day sendout, including transportation service, of 1,568.0 million cubic feet (MMcf), which occurred on February 4, 2002. Withdrawals from storage of 682.8 MMcf provided approximately 43.5% of the requirements on that day.

     Company maps are included in exhibit 99.5 of this Form 10-K.

Exploration and Production Activities

The information that follows is disclosed in accordance with SEC regulations, and relates to the Company’s oil and gas producing activities. A further discussion of oil and gas producing activities is included in Item 8, Note N-Supplementary Information for Oil and Gas Producing Activities. Note N sets forth proved developed and undeveloped reserve information for Seneca. During 2002, Seneca’s proved developed and undeveloped reserves decreased significantly. Natural gas reserves decreased from 322 Bcf at September 30, 2001 to 258 Bcf at September 30, 2002 and oil reserves decreased from 115,328 thousands of barrels (Mbbl) to 99,717 Mbbl. These decreases can be attributed to several factors: (i) production and sales of properties (refer to Item 7, MD&A), (ii) limited drilling activity off-shore in the Gulf of Mexico which resulted in a reserve replacement of only 56% of consolidated production (the Company is shifting its emphasis from short-lived off-shore reserves to longer-lived on-shore reserves), and (iii) a determination that certain development drilling programs in California and Canada were uneconomic (reflected in Note N as revisions of previous estimates). Seneca’s oil and gas reserves reported in Note N as of September 30, 2002 were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis Associates, Inc. Seneca reports its oil and gas reserve information on an annual basis to the Energy Information Administration (EIA). The basis of reporting Seneca’s reserves to the EIA is identical to that reported in Note N.

     The following is a summary of certain oil and gas information taken from Seneca's records. All monetary amounts are expressed in U.S. dollars.

Production
---------------------------------------------------------------- ----------------- ---------------- -----------------
For the Year Ended September 30                                             2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
United States
Average Sales Price per Mcf of Gas(1)                                      $2.99            $5.53             $3.31
Average Sales Price per Barrel of Oil(1)                                  $21.03           $25.43            $25.34
Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced                                       $0.67            $0.55             $0.51
---------------------------------------------------------------- ----------------- ---------------- -----------------
Canada
Average Sales Price per Mcf of Gas(1)                                      $2.29            $2.41            $ 2.52
Average Sales Price per Barrel of Oil(1)                                  $19.94           $24.29            $29.28
Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced                                       $1.29            $1.34            $ 1.41
---------------------------------------------------------------- ----------------- ---------------- -----------------
Total
Average Sales Price per Mcf of Gas(1)                                      $2.88            $5.39             $3.31
Average Sales Price per Barrel of Oil(1)                                  $20.63           $24.99            $26.03
Average Production (Lifting) Cost per Mcf
  Equivalent of Gas and Oil Produced                                       $0.84            $0.73             $0.58
---------------------------------------------------------------- ----------------- ---------------- -----------------

        (1) Prices do no reflect gains or losses from hedging activities.

Productive Wells
--------------------------------------- ------------------------ -------------------------- -------------------------
At September 30, 2002                        United States                Canada                     Total
--------------------------------------- ------------------------ -------------------------- -------------------------
                                        Gas         Oil            Gas          Oil         Gas          Oil

Productive Wells            - gross     1,877       1,167           160         668         2,037        1,835
                            - net       1,763       1,144           100         605         1,863        1,749
--------------------------- ----------- ----------- ------------ ------------ ------------- ------------ ------------

Developed and Undeveloped Acreage
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
At September 30, 2002                                             United States        Canada            Total
----------------------------------------------- ---------------- ----------------- ---------------- -----------------

Developed Acreage                               - gross             644,109           148,557            792,666
                                                - net               577,463           113,800            691,263

Undeveloped Acreage                             - gross             792,696           781,645          1,574,341
                                                - net               581,584           700,811          1,282,395
----------------------------------------------- ---------------- ----------------- ---------------- -----------------

Drilling Activity
----------------------------------------------------------------------------------------------------------------------
                                                                Productive                           Dry
                                                        --------------------------------------------------------------
For the Year Ended September 30                               2002      2001      2000       2002      2001      2000
                                                        --------------------------------------------------------------

United States
Net Wells Completed                  - Exploratory            4.27     11.83     13.89       4.67      4.93      6.53
                                     - Development           75.30    108.60     82.82       2.10      1.00      1.00
----------------------------------------------------------------------------------------------------------------------
Canada
Net Wells Completed                  - Exploratory            0.20     10.00      1.00       4.00     11.00         -
                                     - Development           33.70     61.14     21.50       7.90      2.75      4.00
----------------------------------------------------------------------------------------------------------------------
Total
Net Wells Completed                  - Exploratory            4.47     21.83     14.89       8.67     15.93      6.53
                                     - Development          109.00    169.74    104.32      10.00      3.75      5.00
----------------------------------------------------------------------------------------------------------------------

Present Activities
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
At September 30, 2002                                              United States        Canada            Total
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Wells in Process of Drilling                     - gross               38.00             11.00            49.00
                                                 - net                 34.58             11.00            45.58
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

South Lost Hills Waterflood Program
In Seneca’s South Lost Hills Field, a waterflood project was initiated in 1996 on the Ellis lease in the Diatomite reservoir for pressure maintenance and recovery enhancement purposes. Currently there are 21 injection wells and 89 production wells in the program. The total injection and production from this waterflood project is 4,200 barrels of water per day and 230 barrels of oil per day, respectively.

ITEM 3 Legal Proceedings

In an action instituted in the New York State Supreme Court, Chautauqua County on January 31, 2000 against Seneca Resources Corporation (“Seneca”), National Fuel Resources, Inc., and “National Fuel Gas Corporation,” Donald J. and Margaret Ortel and Brian and Judith Rapp, “individually and on behalf of all those similarly situated,” allege, in an amended complaint which adds National Fuel Gas Company as a party defendant (a) that Seneca underpaid royalties due under leases operated by it, and (b) that Seneca’s co-defendants (i) fraudulenty participated in and concealed such alleged underpayment, and (ii) induced Seneca’s alleged breach of such leases. Plaintiffs seek an accounting, declaratory and related injunctive relief, and compensatory and exemplary damages. Defendants have denied each of plaintiffs’ material substantive allegations and set up twenty-five affirmative defenses in separate verified answers.

     A motion was made by plaintiffs on July 15, 2002 to certify a class comprising all persons presently and formerly entitled to receive royalties on the sale of natural gas produced and sold from wells operated in New York by Seneca (and its predecessor Empire Exploration, Inc).

     The defendants responded to that motion in August 2002. An oral argument on that motion took place in September 2002. The court has not yet entered a decision on the motion. If a class is certified, discovery would begin on the merits of the claims, and the case eventually tried or settled. The Company believes, based on the information presently known, that the ultimate resolution of this matter will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcome of this matter, and it is possible that the outcome could be material to results of operations or cash flow for a particular quarter or annual period.

     For a discussion of various environmental and other matters, refer to Item 7, MD&A and Item 8 at Note H - Commitments and Contingencies.

     The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5 Market for the Registrant's Common Equity and Related Stockholder Matters

Information regarding the market for the Company’s common equity and related stockholder matters appears under Item 12 at Securities Authorized for Issuance Under Equity Compensation Plans, Item 8 at Note D-Capitalization and Note M-Market for Common Stock and Related Shareholder Matters (unaudited).

     On July 1, 2002, the Company issued a total of 1,920 unregistered shares of Company common stock to the eight non-employee directors then serving on the Board of Directors, 240 shares to each such director. On September 12, 2002, Rolland E. Kidder, Executive Director of the Robert H. Jackson Center for Justice in Jamestown, New York, was elected to the Board of Directors of the Company, and on September 25, 2002, the Company issued 50 unregistered shares of Company common stock to Mr. Kidder. All of these unregistered shares issued on July 1, 2002 and September 25, 2002 were issued as partial consideration for the directors' services during the quarter ended September 30, 2002, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

ITEM 6 Selected Financial Data

----------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30                             2002             2001            2000             1999            1998
----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations (Thousands)
Operating Revenues                                 $1,464,496       $2,059,836      $1,412,416       $1,254,402      $1,248,000
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Purchased Gas                                       462,857        1,002,466         488,383          397,053         441,746
  Fuel Used in Heat and
    Electric Generation                                50,635           54,968          54,893           55,788          37,837
  Operation and Maintenance                           394,157          364,318         350,383          328,800         321,411
  Property, Franchise and Other Taxes                  72,155           83,730          78,878           91,146          92,817
  Depreciation, Depletion and
    Amortization                                      180,668          174,914         142,170          124,778         117,238
  Impairment of Oil and Gas
    Producing Properties                                    -          180,781               -                -         128,996
  Income Taxes                                         72,034           37,106          77,068           64,829          24,024
----------------------------------------------------------------------------------------------------------------------------------
                                                    1,232,506        1,898,283       1,191,775        1,062,394       1,164,069
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                      231,990          161,553         220,641          192,008          83,931
Operations of Unconsolidated
  Subsidiaries:
     Income                                               224            1,794           1,669              999             319
     Impairment of Investment in
       Partnership                                    (15,167)               -               -                -               -

----------------------------------------------------------------------------------------------------------------------------------
                                                      (14,943)           1,794           1,669              999             319
----------------------------------------------------------------------------------------------------------------------------------
Other Income                                            7,017           10,639           6,366           11,344          35,551
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and
 Minority Interest in Foreign Subsidiaries            224,064          173,986         228,676          204,351         119,801
Interest Charges                                      105,652          107,145         100,085           87,698          85,284
----------------------------------------------------------------------------------------------------------------------------------
Minority Interest in Foreign Subsidiaries                (730)          (1,342)         (1,384)          (1,616)         (2,213)
----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect                       117,682           65,499         127,207          115,037          32,304
Cumulative Effect of Change in
  Accounting                                                -                -               -                -          (9,116)
----------------------------------------------------------------------------------------------------------------------------------
Net Income Available for Common
  Stock                                              $117,682          $65,499        $127,207         $115,037         $23,188
----------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data
  Basic Earnings per Common Share                       $1.47(1)         $0.83(2)        $1.63            $1.49           $0.30(3)
  Diluted Earnings per Common Share                     $1.46(1)         $0.82(2)        $1.61            $1.47           $0.30(3)
  Dividends Declared                                    $1.03            $0.99           $0.95            $0.92           $0.89
  Dividends Paid                                        $1.02            $0.97           $0.94            $0.91           $0.88
  Dividend Rate at Year-End                             $1.04            $1.01           $0.96            $0.93           $0.90
At September 30:
Number of Common Shareholders                          20,004           20,345          21,164           22,336          23,743
----------------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment (Thousands)
  Utility                                            $960,015         $945,693        $939,753         $919,642        $906,754
  Pipeline and Storage                                487,793          483,222         474,972          466,524         460,952
  Exploration and Production                        1,072,200        1,081,622         998,852          674,813         638,886
  International                                       207,191          178,250         172,602          210,920         202,590
  Energy Marketing                                        125              262             360              489             353
  Timber                                              110,624           90,453          95,607           88,623          38,593
  All Other                                             6,797            1,209           1,241              214               -
  Corporate                                                 -                2               4                7
                                                                                                                              9
----------------------------------------------------------------------------------------------------------------------------------
Total Net Plant                                    $2,844,745       $2,780,713      $2,683,391       $2,361,232      $2,248,137
----------------------------------------------------------------------------------------------------------------------------------
Total Assets (Thousands)                           $3,401,309       $3,445,231      $3,251,031       $2,842,586      $2,684,459
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (Thousands)
Comprehensive Shareholders' Equity                 $1,006,858       $1,002,655       $ 987,437        $ 939,293       $ 890,085
Long-Term Debt, Net of Current Portion              1,145,341        1,046,694         953,622          822,743         693,021
----------------------------------------------------------------------------------------------------------------------------------

Total Capitalization                               $2,152,199       $2,049,349      $1,941,059       $1,762,036      $1,583,106
----------------------------------------------------------------------------------------------------------------------------------

        (1) 2002 includes impairment of investment in partnership of ($0.12) basic and diluted.

        (2) 2001 includes oil and gas asset impairment of ($1.32) basic, ($1.29) diluted.

        (3) 1998 includes oil and gas asset impairment of ($1.03) basic, ($1.02) diluted and cumulative effect of a change in depletion methods of ($0.12) basic and diluted.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Critical Accounting Policies

     The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.* In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a complete discussion of the Company’s significant accounting policies, refer to Item 8 at Note A - Summary of Significant Accounting Policies.

Oil and Gas Exploration and Development Costs. In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this accounting methodology, all costs associated with property acquisition, exploration, and development activities are capitalized, including internal costs directly identified with acquisition, exploration, and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities.

     The Company believes that determining the amount of the Company's proved reserves is a critical accounting estimate. Proved reserves are estimated quantities of reserves that, based on geologic and engineering data, appear with reasonable certainty to be producible under existing economic and operating conditions. Such estimates of proved reserves are inherently imprecise and may be subject to substantial revisions as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. The estimates involved in determining proved reserves are critical accounting estimates because they serve as the basis over which capitalized costs are depleted under the full-cost method of accounting (on a unit-of-production basis). Unevaluated properties are excluded from depletion until it is determined whether or not there are proved reserves that can be assigned to these properties. Once it is determined whether there are proved reserves or not, these costs are transferred to the costs being depleted.

     In addition to depletion under the units-of-production method, proved reserves are a major component in the Securities and Exchange Commission (SEC) full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis and determines a limit, or ceiling, to the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net revenues using a discount factor of 10%, which is computed by applying current market prices of oil and gas to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income taxes. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling, a non-cash impairment must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write-down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. The Company recorded a non-cash impairment relating to its Canadian properties in 2001. This impairment amounted to $104.0 million (after tax) and resulted from low oil and gas prices at September 30, 2001.

Regulation. The Company is subject to regulation by certain state and federal authorities. The Company, in its Utility and Pipeline and Storage segments, has accounting policies which conform to Statement of Financial Accounting Standards No. 71, "Accounting for the Effect of Certain Types of Regulation" and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. Management's assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item.

Accounting for Derivative Financial Instruments. The Company, primarily in its Exploration and Production and Energy Marketing segments, uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments can be categorized as price swap agreements, no cost collars, options and futures contracts. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company accounts for these instruments as effective cash flow hedges or fair value hedges. As such, gains or losses associated with the derivative financial instruments are matched with gains or losses resulting from the underlying physical transaction that is being hedged. To the extent that the derivative financial instruments would ever be deemed to be ineffective, gains or losses from the derivative financial instruments would be marked-to-market on the income statement without regard to an underlying physical transaction.

     The Company uses both exchange-traded and non exchange-traded derivative financial instruments. The fair value of the non exchange-traded derivative financial instruments are based on valuations determined by the counterparties.

Pension and Other Post-Retirement Benefits. The amounts reported in the Company’s financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company.* However, the Company expects to recover substantially all of its net periodic pension and other post-retirement benefit costs attributable to employees in its Utility and Pipeline and Storage segments in accordance with the applicable regulatory commission authorization.* For financial reporting purposes, the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability, as appropriate, as discussed above under “Regulation.”

Earnings

2002 Compared with 2001
The Company’s earnings were $117.7 million, or $1.47 per common share ($1.46 per common share on a diluted basis) in 2002. This compares with earnings of $65.5 million, or $0.83 per common share ($0.82 per common share on a diluted basis) in 2001. However, earnings in 2002 included a non-cash impairment of the Company’s investment in the Independence Pipeline project in the Pipeline and Storage segment in the amount of $9.9 million (after tax), or $0.12 per common share (basic and diluted). Earnings in 2001 included a non-cash impairment of oil and gas assets in the Exploration and Production segment in the amount of $104.0 million (after tax), or $1.32 per common share ($1.29 per common share on a diluted basis), which is discussed above under Critical Accounting Policies - Oil and Gas Exploration and Development Costs. Without these non-cash impairments, earnings for 2002 would have been $127.5 million, or $1.59 per common share ($1.58 per common share on a diluted basis) and earnings for 2001 would have been $169.5 million, or $2.14 per common share ($2.11 per common share on a diluted basis). The decrease in earnings of $42.0 million (exclusive of the non-cash impairments) is primarily the result of lower earnings in the Exploration and Production segment. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

2001 Compared with 2000
The Company’s earnings were $65.5 million, or $0.83 per common share ($0.82 per common share on a diluted basis) in 2001. This compares with 2000 earnings of $127.2 million, or $1.63 per common share ($1.61 per common share on a diluted basis). However, 2001 earnings included a non-cash impairment of oil and gas assets in the Exploration and Production segment in the amount of $104.0 million (after tax), or $1.32 per common share ($1.29 per common share on a diluted basis). Without this non-cash impairment, earnings for 2001 would have been $169.5 million, or $2.14 per common share ($2.11 per common share on a diluted basis). The increase in earnings of $42.3 million (exclusive of the non-cash impairment) was primarily the result of higher earnings in the Exploration and Production segment. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                       2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
Utility                                                                 $49,505          $60,707           $57,662
Pipeline and Storage (1)                                                 29,715           40,377            31,614
Exploration and Production  (2)                                          26,851          (32,284)           34,877
International                                                            (4,443)          (3,042)            3,282
Energy Marketing                                                          8,642           (3,432)           (7,790)
Timber                                                                    9,689            7,715             6,133
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total Reportable Segments                                            119,959           70,041           125,778
All Other                                                                  (885)          (4,277)             (371)
Corporate                                                                (1,392)            (265)            1,800
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total Consolidated (1) (2)                                          $117,682          $65,499          $127,207
---------------------------------------------------------------- ----------------- ---------------- -----------------

        (1) Exclusive of the non-cash asset impairment of the Company's investment in the Independence Pipeline project, 2002 earnings for the Pipeline and Storage segment, and Total Consolidated would have been $39,574 and $127,541, respectively.

        (2) Exclusive of the non-cash asset impairment of oil and gas assets, 2001 earnings for the Exploration and Production segment and Total Consolidated would have been $71,756 and $169,539, respectively.

Utility

Revenues

Utility Operating Revenues
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                   2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Retail Revenues:
    Residential                                                        $538,345        $ 875,050         $ 584,618
    Commercial                                                           86,963          154,266            93,914
    Industrial                                                           18,332           29,110            21,543
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        643,640        1,058,426           700,075
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Off-System Sales                                                       68,606           84,078            47,962
  Transportation                                                         83,267           89,037           104,534
  Other                                                                  (1,292)          3,106             (6,112)
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       $794,221       $1,234,647         $ 846,459
---------------------------------------------------------------- ----------------- ---------------- -----------------

Utility Throughput - million cubic feet (MMcf)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Retail Sales:
    Residential                                                          64,639           73,530            68,196
    Commercial                                                           11,549           13,831            12,312
    Industrial                                                            3,715            4,089             4,276
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         79,903           91,450            84,784
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Off-System Sales                                                       21,541           12,736            12,833
  Transportation                                                         61,909           66,283            71,862
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        163,353          170,469           169,479
---------------------------------------------------------------- ----------------- ---------------- -----------------

2002 Compared with 2001
Operating revenues for the Utility segment decreased $440.4 million in 2002 compared with 2001. This decrease largely resulted from a $414.8 milion decrease in retail gas sales revenues. Off-system sales revenues, transportation revenues, and other revenues also decreased by $15.5 million, $5.8 million and $4.3 million, respectively.

     The decrease in retail gas sales revenues for the Utility segment was largely a function of the recovery of lower gas costs (gas costs are recovered dollar for dollar in revenues) resulting from a much lower cost of purchased gas. See further discussion of purchased gas below under the heading "Purchased Gas." The decrease also resulted from a decrease in retail sales volumes, as shown above. Warmer weather, as shown in the table below, and a general economic downturn in the Utility segment's sales territory were major factors for the decrease in retail sales volumes. Warmer weather and the general economic downturn were also factors in the decrease in transportation revenues and volumes. The decrease in off-system sales revenues was largely due to lower gas prices, which more than offset higher volumes. However, due to profit sharing with retail customers, the margins resulting from off-system sales were minimal.

     The decrease in other revenues primarily reflects estimated refund provisions recorded in 2002 and 2001 amounting to $5.3 million and $2.0 million, respectively, recorded in the Utility's New York jurisdiction under an earnings sharing mechanism. This earnings sharing mechanism, which is in accordance with the three-year rate settlement reached with the NYPSC that went into effect October 1, 2000 (New York Rate Settlement), requires the Utility to share with customers 50% of earnings above a predetermined amount. The final refund for the New York Rate Settlement will not be known until the end of 2003.

     Partly offsetting the decreases to revenue discussed above was the positive impact of a lower bill credit in the Utility's New York jurisdiction. In connection with the New York Rate Settlement, the Utility's New York customers received a $10.0 million rate decrease in the form of a bill credit for the November 1, 2000 through March 31, 2001 heating season. For the November 1, 2001 through March 31, 2002 heating season, the amount of the bill credit was reduced to $5.0 million.

2001 Compared with 2000
Operating revenues for the Utility segment increased $388.2 million in 2001 compared with 2000. This resulted from an increase in retail and off-system gas sales revenues of $358.4 million and $36.1 million, respectively. Other operating revenues also increased by $9.2 million. These increases were partly offset by a decrease in transportation revenues of $15.5 million.

     The increase in retail gas sales revenues for the Utility segment was largely a function of the recovery of higher gas costs, coupled with an increase in retail sales volumes, as shown above. The recovery of higher gas costs resulted from a much higher cost of purchased gas. See further discussion of purchased gas below under the heading "Purchased Gas." The increase in retail sales volumes was primarily the result of the migration of residential and small commercial customers from transportation service to retail service in both the New York and Pennsylvania jurisdictions, coupled with the impact of colder weather. This migration from transportation service resulted from one marketer entering bankruptcy proceedings, another marketer exiting the residential market, and the conclusion of a marketer pilot program in Pennsylvania. Off-system sales revenues increased because of higher gas prices. The decrease in transportation revenues and volumes was primarily due to the migration from transportation service discussed above and the fact that certain commercial and industrial customers were reducing usage due to a slowing economy or they were fuel switching.

     The increase in other operating revenues was due primarily to $5.5 million of various revenue reductions in 2000 that did not recur in 2001 (of which $2.2 million was offset by lower operation and maintenance expense in 2000). These revenue reductions related to the September 30, 2000 conclusion of the 1998 two-year rate settlement approved by the NYPSC. In addition to these adjustments, a $3.5 million lower provision for refund was recorded in 2001 as compared with 2000. The provision for refund in 2000 related to the conclusion of the 1998 two-year rate settlement and the provision for refund in 2001 related to the three-year rate settlement approved by the NYPSC in October 2000 (referred to above as New York Rate Settlement).

     Revenues in 2001 as compared to revenues in 2000 were reduced by a $10.0 million rate decrease for the Utility's New York customers that went into effect October 1, 2000 in connection with the aforementioned New York Rate Settlement. This rate decrease was provided in the form of a bill credit included in rates during the November 1, 2000 through March 31, 2001 heating season.

Earnings

2002 Compared with 2001
The Utility segment’s earnings in 2002 were $49.5 million, a decrease of $11.2 million when compared with the earnings of $60.7 million in 2001. However, the earnings for 2001 included $3.1 million of non-recurring earnings associated with stock appreciation rights (refer to Item 8 at Note D - Capitalization for a discussion of the November 2001 cancellation of stock appreciation rights) and $4.2 million of non-recurring after tax expense associated with early retirement offers in the Utility’s New York and Pennsylvania jurisdictions. Exclusive of these two items, the decrease in earnings was $12.3 million. Warmer weather in the Pennsylvania jurisdiction and lower normalized usage per account (normalized usage excludes the impact of weather on consumption) across the Utility’s service territory due to a downturn in the economy significantly decreased earnings in 2002. Also contributing to the decrease were several routine regulatory true-up adjustments associated with income taxes, lost and unaccounted for gas and interest expense. The impact of the refund provision discussed above was largely offset by lower operation and maintenance expenses, primarily labor. The impact of the lower bill credit ($5.0 million pre tax and $3.3 million after tax), discussed above, partly offset these decreases.

     The impact of weather on the Utility segment's New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment's New York customers. In 2002, the WNC in New York preserved earnings of approximately $9.9 million (after tax) as weather, overall in the New York service territory, was warmer than normal for the period from October 2001 through May 2002. Since the Pennsylvania jurisdiction does not have a WNC, uncontrollable weather variations directly impact earnings. In the Pennsylvania service territory, weather during 2002 was 16.0% warmer than 2001 and 13.2% warmer than normal.

2001 Compared with 2000
In the Utility segment, 2001 earnings were $60.7 million, up $3.0 million from the prior year. However, the earnings for 2001 included $4.2 million of non-recurring after tax expense associated with early retirement offers in the Utility’s New York and Pennsylvania jurisdictions, and the earnings for 2000 included $2.2 million of non-recurring after tax revenue adjustments ($3.3 million pretax) related to the conclusion of the 1998 two-year rate settlement, as discussed in the revenue section above. Stock appreciation rights also had a significant impact on earnings as 2001 had earnings of $3.1 million and 2000 had $3.0 million of after tax expense. This was due to a significant change in the market price of the Company’s common stock as the market price increased significantly in 2000 followed by a significant decrease in the market price in 2001. Exclusive of these four items, there was actually a decrease in earnings of $1.1 million. A main reason for the decrease was the $10.0 million rate decrease in the Utility segment’s New York jurisdiction, as previously discussed, which more than offset the positive earnings impact of colder weather in the Utility segment’s Pennsylvania jurisdiction.

     In 2001, the WNC in New York preserved earnings of approximately $1.2 million (after tax) as weather, overall in the New York service territory, was warmer than normal for the period from October 2000 through May 2001. In the Pennsylvania service territory, which does not have a WNC, weather during 2001 was 12.3% colder than 2000 and 2.8% colder than normal.

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                              Percent (Warmer)
                                                                                                 Colder Than
                                                                                      --------------------------------
Year Ended September 30                           Normal         Actual               Normal            Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
  2002:                            Buffalo        6,847          5,808                (15.2%)            (12.6%)
                                   Erie           6,146          5,334                (13.2%)            (16.0%)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
  2001:                            Buffalo        6,865          6,648                 (3.2%)              5.3%
                                   Erie           6,179          6,351                  2.8%              12.3%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
  2000:                            Buffalo        6,932          6,312                 (8.9%)              2.1%
                                   Erie           6,230          5,657                 (9.2%)              0.9%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs can be attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.

     Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and six other upstream pipeline companies for long-term gas supplies with a combination of producers and marketers and for storage service with Supply Corporation and three nonaffiliated companies. In addition, Distribution Corporation can satisfy a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation's average cost of purchased gas, including the cost of transportation and storage, was $4.68 per thousand cubic feet (Mcf) in 2002, a decrease of 36% from the average cost of $7.35 per Mcf in 2001. The average cost of purchased gas in 2001 was 49% higher than the $4.93 per Mcf in 2000. Additional discussion of the Utility segment's gas purchases appears under the heading "Sources and Availability of Raw Materials" in Item 1.

Pipeline and Storage

Revenues

Pipeline and Storage Operating Revenues
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                   2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Transportation                                                     $88,082          $91,611           $92,305
Interruptible Transportation                                              3,315            1,917             1,578
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         91,397           93,528            93,883
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Storage Service                                                     62,733           61,559            62,899
Interruptible Storage Service                                                 7              670               287
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         62,740           62,229            63,186
---------------------------------------------------------------- ----------------- ---------------- -----------------
Other                                                                    13,247           15,334            12,590
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       $167,384         $171,091          $169,659
---------------------------------------------------------------- ----------------- ---------------- -----------------

Pipeline and Storage Throughput - (MMcf)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                               2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Transportation                                                     290,507          304,183           291,818
Interruptible Transportation                                              7,315           17,372            21,730
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        297,822          321,555           313,548
---------------------------------------------------------------- ----------------- ---------------- -----------------

2002 Compared with 2001
Operating revenues for the Pipeline and Storage segment decreased $3.7 million in 2002 as compared with 2001. For 2002, the decrease resulted primarily from a $2.1 million decrease in transportation revenues, as shown in the table above, and a $1.6 million decrease in cashout revenues included in other revenues in the table above. Cashout revenues represent a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper. Cashout revenues are offset by purchased gas expense. The decrease in transportation revenues primarily reflects lower gathering rates (the rates charged by Supply Corporation to its transportation customers to move gas from a third-party well site or nearby meter to Supply Corporation’s transmission pipelines for delivery) as a result of a provision in a February 1996 settlement with FERC that ended in 2001. However, this rate decrease is largely offset by a reduction in amortization expense, thus having little impact on net income. Another impact of this settlement was that Supply Corporation no longer had the responsibility to process gas for local producers. As such, there was a reduction in gas processing revenues. However, this reduction was offset by higher revenues from unbundled pipeline sales and open access transportation. Both gas processing revenues and revenues from unbundled pipeline sales and open access transportation are included in other revenues in the table above. While transportation volumes decreased during the year, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design.

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

Earnings

2002 Compared with 2001
The Pipeline and Storage segment’s earnings in 2002 were $29.7 million, a decrease of $10.7 million when compared with earnings of $40.4 million in 2001. However, as discussed above, the earnings for 2002 included a $9.9 million non-recurring after tax expense ($15.2 million pre tax) associated with the impairment of the Company’s investment in the Independence Pipeline project. Earnings for 2001 included $4.2 million of non-recurring earnings associated with stock appreciation rights, $2.6 million of non-recurring earnings associated with a termination fee received from a customer to cancel a long-term transportation contract, and $1.1 million of non-recurring after tax expense associated with early retirement offers. Exclusive of these four items, there was an increase in earnings of $4.9 million. This increase resulted primarily from lower operation and maintenance expenses, which were the result of the Company’s recent early retirement offers, and a lower effective income tax rate.

2001 Compared with 2000
The Pipeline and Storage segment’s earnings for 2001 were $40.4 million, an increase of $8.8 million when compared with earnings for 2000. However, earnings for 2001 included $2.6 million of non-recurring earnings associated with a termination fee received from a customer to cancel a long-term transportation contract, and $1.1 million of non-recurring after tax expense associated with early retirement offers. Stock appreciation rights also had a significant impact on earnings as 2001 had earnings of $4.2 million and 2000 had $4.6 million of after tax expense. As previously discussed, significant swings in the market price of the Company’s common stock caused this earnings impact. Exclusive of these four items, there was a decrease in earnings of $1.5 million. While revenues from unbundled pipeline sales and open access transportation increased, the increase was more than offset by additional executive retirement benefit expenses in 2001.

Exploration and Production

Revenues

Exploration and Production Operating Revenues
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                       2002             2001              2000
--------------------------------------------------------------- ----------------- ---------------- -----------------
  Gas (after Hedging)                                                 $148,467         $171,045          $108,832
  Oil (after Hedging)                                                  152,746          169,613           117,606
  Gas Processing Plant                                                  16,995           39,986            17,666
  Other                                                                  6,627           17,700            (6,034)
  Intrasegment Elimination (1)                                         (13,855)         (43,339)          (15,234)
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                      $310,980         $355,005          $222,836
--------------------------------------------------------------- ----------------- ---------------- -----------------

        (1) Represents the elimination of certain West Coast gas production revenue included in "Gas (after Hedging)" in the table above that is sold to the gas processing plant shown in the table above. An elimination for the same dollar amount is made to reduce the gas processing plant's purchased gas expense.

Production Volumes
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                   2002             2001              2000
--------------------------------------------------------------- ----------------- ---------------- -----------------
Gas Production(MMcf)
  Gulf Coast                                                            25,776           30,663            32,760
  West Coast                                                             4,889            4,383             4,374
  Appalachia                                                             4,402            4,142             4,344
  Canada                                                                 6,387            1,816               192
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        41,454           41,004            41,670
--------------------------------------------------------------- ----------------- ---------------- -----------------
Oil Production (Mbbl)
  Gulf Coast                                                             1,815            1,914             1,415
  West Coast                                                             3,004            2,875             2,824
  Appalachia                                                                 9                7                 9
  Canada                                                                 2,834            3,061               899
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         7,662            7,857             5,147
--------------------------------------------------------------- ----------------- ---------------- -----------------

Average Prices
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                    2002             2001              2000
--------------------------------------------------------------- ----------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                                              $2.89            $4.93             $3.29
  West Coast                                                              $2.86           $10.18             $3.62
  Appalachia                                                              $3.74            $5.03             $3.16
  Canada                                                                  $2.29            $2.41             $2.52
  Weighted Average                                                        $2.88            $5.39             $3.31
  Weighted Average After Hedging(1)                                       $3.58            $4.17             $2.61

Average Oil Price/barrel (bbl)
  Gulf Coast                                                             $22.83           $27.47            $28.27
  West Coast(2)                                                          $19.94           $24.06            $23.87
  Appalachia                                                             $23.76           $28.51            $25.12
  Canada                                                                 $19.94           $24.29            $29.28
  Weighted Average                                                       $20.63           $24.99            $26.03
  Weighted Average After Hedging(1)                                      $19.94           $21.59            $22.85
--------------------------------------------------------------- ----------------- ---------------- -----------------

        (1) Refer to further discussion of hedging activities below under "Market Risk Sensitive Instruments" and in Note F - Financial Instruments in Item 8 of this report.

        (2) Includes low gravity oil which generally sells for a lower price.

2002 Compared with 2001
Operating revenues for the Exploration and Production segment decreased $44.0 million in 2002 as compared with 2001. Oil production revenue after hedging decreased $16.9 million due primarily to a $1.65 per bbl decrease in the weighted average price of oil after hedging. Gas production revenue after hedging, decreased $22.6 million. Decreases in the weighted average price of gas after hedging ($0.59 per Mcf) more than offset an overall increase in gas production. The overall increase in gas production is largely attributable to the Canadian properties acquired in June 2001 (i.e., the Player Petroleum Corp. acquisition) (Player) offset partially by decreased production in the Gulf Coast region. The decrease in Gulf Coast production is the result of the previously announced strategy to exit the Gulf of Mexico and shift emphasis to longer-lived on-shore reserves. The Company is shifting its emphasis because it believes that future quality off-shore reserves will require deeper and riskier off-shore drilling that will be more expensive than the reserves it has been able to find under its current drilling program in the shallow waters of the Gulf of Mexico.* The Company anticipates that shifting to longer-lived on-shore reserves will allow it to drill and develop lower cost, lower risk reserves.* Gas processing plant revenues decreased $23.0 million due to significantly lower gas prices. Other revenues decreased $11.1 million largely due to the non-recurring mark-to-market gains on derivative financial instruments that were recorded in 2001, as discussed below.

     Refer to further discussion of derivative financial instruments in the "Market Risk Sensitive Instruments" section that follows. Refer to the tables above for production and price information.

2001 Compared with 2000
Operating revenues for the Exploration and Production segment increased $132.2 million in 2001 compared with 2000. Gas production revenue after hedging increased $62.2 million due primarily to an increase in the weighted average price of gas after hedging. Overall gas production decreased, primarily in the Gulf Coast region, as there were delays in placing new platforms on production (due to rig availability constraints) and delays in work-over activity, mostly during the first and second quarters of 2001. New Gulf Coast production in the second half of 2001 was primarily oil production. Gas production from the Player acquisition in June 2001 helped mitigate the gas production decline in the Gulf Coast region. Oil production revenue after hedging increased $52.0 million in 2001 compared with 2000. This increase is due primarily to a 53% increase in oil production, largely attributable to the Exploration and Production segment’s Canadian properties acquired as part of the June 2000 acquisition of Tri Link Resources, Ltd. (Tri Link). Revenue from this segment’s gas processing plant was up $22.3 million due to higher prices. In addition, this segment recognized other revenue increases of $23.8 million due to mark-to-market adjustments related to derivative financial instruments. These mark-to-market adjustments largely related to written options that did not qualify for hedge accounting. The written options covered the period from January 1999 to December 2000.

Earnings

2002 Compared with 2001
The Exploration and Production segment’s earnings in 2002 were $26.9 million, an increase of $59.2 million when compared with a loss of $32.3 million in 2001. However, 2001 earnings included a non-cash impairment of this segment’s oil and gas assets totaling $104.0 million after tax, as previously discussed. Excluding the impact of this impairment, there was a decrease in earnings of $44.8 million. As discussed above, decreases in the weighted average commodity prices of crude oil and natural gas after hedging ($1.65 per bbl and $0.59 per Mcf, respectively) were primarily responsible for this earnings decrease. Higher workover expenses in the Gulf Coast region also contributed to the earnings decrease. The major workover expenditures occurred on Vermilion 252 and Eugene Island Block 264.

2001 Compared with 2000
The Exploration and Production segment experienced a loss of $32.3 million in 2001, a decrease of $67.2 million when compared to 2000 earnings of $34.9 million. Excluding the $104.0 million after tax non-cash impairment discussed above, this segment had 2001 earnings of $71.8 million, an increase of $36.9 million from 2000 earnings. A 53% increase in oil production, largely attributable to the Tri Link acquisition in June 2000, combined with higher natural gas prices, were major factors in this segment’s earnings increase, exclusive of the non-cash asset impairment. Also, this segment’s earnings benefited from the mark-to-market revenue increases discussed above. Partly offsetting higher revenues was an increase in production related expenses, including higher depletion, higher purchased gas expense (for the gas processing plant), an increase in lease operating costs and higher production taxes. General and administrative expenses increased, largely due to the Player and Tri Link acquisitions. Greater interest expense due to higher borrowings related to the Player and Tri Link acquisitions also partially offset the positive impact of higher revenues.

International

Revenues
International Operating Revenues
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2002             2001              2000
--------------------------------------------------------------- ----------------- ---------------- -----------------

   Heating                                                               $65,386          $69,072           $69,387
   Electricity                                                            26,960           26,398            31,426
   Other                                                                   2,969            2,440             3,923
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         $95,315          $97,910          $104,736
--------------------------------------------------------------- ----------------- ---------------- -----------------

International Heating and Electric Volumes
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                     2002             2001              2000
--------------------------------------------------------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                                      8,689,887        9,978,118        10,222,024
   Electricity Sales (megawatt hours)                                    972,832        1,019,901         1,147,303

--------------------------------------------------------------- ----------------- ---------------- -----------------

        (1) Gigajoules = one billion joules. A joule is a unit of energy.

2002 Compared with 2001
Operating revenues for the International segment decreased $2.6 million in 2002 as compared with 2001. The decrease in heat revenues in 2002 compared to 2001 reflects the June 2001 sale of Jablonecka teplarenska a realitni, a.s. (a district heating plant located in the Czech Republic which had heating revenues of $7.1 million in 2001, and heating volumes of 685,137 gigajoules in 2001). It also reflects the impact of weather in the Czech Republic, which was 5% warmer in 2002 than in the prior year. However, an increase in the average value of the Czech koruna (CZK) compared to the U.S. dollar offset much of the impact of these negative factors.

2001 Compared with 2000
Operating revenues for the International segment decreased $6.8 million in 2001 compared with 2000. The revenue decrease largely reflects a decrease in the average value of the CZK compared to the U.S. dollar during the 2001 heating season compared to the 2000 heating season. Exclusive of the exchange rate impact, heating revenues increased due to rate increases offset partly by lower volumes associated with warmer weather. Electric revenues, exclusive of the exchange rate impact, decreased as a result of lower volumes (principally attributable to the scheduled shutdown of a generating turbine that had reached the end of its useful life) and a decline in electric rates.

Earnings

2002 Compared with 2001
The International segment experienced a loss of $4.4 million in 2002 compared with a loss of $3.0 million in 2001. Higher operation and maintenance expenses associated with the Company’s European power development projects (refer to Capital Resources and Liquidity under the heading “Estimated Capital Expenditures”) were the main factors for the higher loss in 2002. Lower interest expense and a higher effective tax rate partially offset the impact of higher operation and maintenance expenses.

2001 Compared with 2000
The International segment experienced a loss of $3.0 million in 2001 compared with 2000 earnings of $3.3 million. Lower heat and electric margins, as a result of warmer weather and the scheduled shutdown of a generating turbine, were the primary reasons for this decrease. The decrease also reflects a decrease in value of the CZK compared to the U.S. dollar, as previously discussed.

Energy Marketing

Revenues

Energy Marketing Operating Revenues
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30 (Thousands)                                        2002               2001                2000
------------------------------------------------------------- ------------------- ------------------ -------------------

Natural Gas (after Hedging)                                            $151,219           $257,005            $139,614
Electricity                                                                   -              1,362               1,941
Other                                                                        38                839              (7,626)
------------------------------------------------------------- ------------------- ------------------ -------------------
                                                                       $151,257           $259,206            $133,929
------------------------------------------------------------- ------------------- ------------------ -------------------

Energy Marketing Volumes
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30                                                    2002               2001                2000
------------------------------------------------------------- ------------------- ------------------ -------------------

Natural Gas - (MMcf)                                                     33,042             36,753              35,465
------------------------------------------------------------- ------------------- ------------------ -------------------

2002 Compared with 2001
Operating revenues for the Energy Marketing segment decreased $107.9 million in 2002, as compared with 2001. This decrease was primarily the result of lower natural gas commodity prices that were recovered through revenues. Lower volumes, which were principally the result of warmer weather, also contributed to the decrease in operating revenues.

     Refer to further discussion of derivative financial instruments in the "Market Risk Sensitive Instruments" section that follows.

2001 Compared with 2000
Operating revenues for the Energy Marketing segment increased $125.3 million in 2001 compared with 2000. The primary reason for this increase was the higher gas costs that are reflected in the natural gas marketing revenues. Higher marketing volumes are primarily due to colder weather in 2001 compared to 2000. This compensated for a 4% decrease in NFR’s customers from September 30, 2000 to September 30, 2001. In addition, the Energy Marketing segment recognized a negative $8.6 million mark-to-market adjustment in 2000 (included in “Other” on the table above) related to written options and futures contracts that did not qualify for hedge accounting.

Earnings

2002 Compared with 2001
Earnings in the Energy Marketing segment increased $12.1 million in 2002 as compared with 2001. This increase primarily reflects higher margins on gas sales and lower interest and operation and maintenance expenses. Margins increased as a result of improved operational strategies put in place by the Energy Marketing segment’s new management team.

2001 Compared with 2000
The Energy Marketing segment incurred a loss for 2001 of $3.4 million, a decrease of $4.4 million compared with the loss of $7.8 million in 2000. However, the loss for 2001 included $1.3 million of non-recurring after tax expense associated with a mark-to-market loss on natural gas inventory. Exclusive of this item, the loss in 2001 was $2.1 million, a decrease of $5.7 million from the loss incurred in 2000. The most significant reason for the lower loss was the change in mark-to-market adjustments from 2000 to 2001 ($5.9 million positive contribution after tax), referred to above.

Timber

Revenues

Timber Operating Revenues
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30 (Thousands)                                        2002               2001                2000
------------------------------------------------------------- ------------------- ------------------ -------------------

Log Sales                                                               $21,528            $23,460             $24,091
Green Lumber Sales                                                        6,567              5,597               4,397
Kiln Dry Lumber Sales                                                    15,976             12,320              10,152
Other                                                                     3,336              3,537               2,905
------------------------------------------------------------- ------------------- ------------------ -------------------
                                                                        $47,407            $44,914             $41,545
------------------------------------------------------------- ------------------- ------------------ -------------------

Timber Board Feet
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30 (Thousands)                                        2002               2001                2000
------------------------------------------------------------- ------------------- ------------------ -------------------

Log Sales                                                                 8,174              8,839               9,370
Green Lumber Sales                                                       12,878             10,332               8,193
Kiln Dry Lumber Sales                                                    10,794              8,804               6,987
------------------------------------------------------------- ------------------- ------------------ -------------------
                                                                         31,846             27,975              24,550
------------------------------------------------------------- ------------------- ------------------ -------------------

2002 Compared with 2001
Operating revenues for the Timber segment increased $2.5 million in 2002, as compared with 2001. When comparing 2002 to 2001, log sales decreased $1.9 million as weather that was warmer and wetter than normal during the first and second quarters of 2002 hampered the ability to cut and haul logs, specifically cherry veneer. The Company made up for this lost revenue through higher sales of lumber. Green lumber sales increased $1.0 million and kiln dry lumber sales increased $3.7 million (mostly due to an increase in kiln dry cherry volumes).

2001 Compared with 2000
Operating revenues for the Timber segment increased $3.4 million in 2001, as compared with 2000. Green lumber sales were up due to an increase in board feet sold at slightly higher prices. The increase in kiln dry lumber sales was due to the operation of two additional kilns brought on line in August 2000. The decrease in log sales revenues primarily reflects lower sales of quality logs offset partly by higher average prices.

Earnings

2002 Compared with 2001
Earnings in the Timber segment increased $2.0 million in 2002 as compared with 2001. The increase was primarily due to higher operating revenues, as mentioned above, and lower interest expense. The increase in operating revenues was primarily due to an increase in kiln dry cherry lumber sales volumes.

2001 Compared with 2000
Timber segment earnings of $7.7 million in 2001 were up $1.6 million compared with 2000. The increase was primarily due to higher operating revenues, as mentioned above, and lower interest expense.

Corporate and All Other Operations

2002 Compared with 2001
Corporate and all other operations experienced a loss of $2.3 million in 2002, an improvement of $2.2 million over the loss of $4.5 million in 2001. However, the loss for 2001 included $0.7 million of non-recurring earnings associated with stock appreciation rights and $3.5 million of non-recurring after tax expense associated with a mark-to-market loss on natural gas inventory by Upstate, the Company’s wholly-owned subsidiary which is engaged in wholesale natural gas marketing and other energy-related activities. Exclusive of these items, earnings decreased $0.6 million largely due to higher interest costs, partially offset by lower operation costs.

2001 Compared with 2000
Corporate and all other operations experienced a loss of $4.5 million in 2001, a decrease of $5.9 million over the gain of $1.4 million in 2000. However, the loss for 2001 included $3.5 million of non-recurring after tax expense associated with a mark-to-market loss on natural gas inventory by Upstate, as discussed above. Stock appreciation rights also had a significant impact on earnings as 2001 had earnings of $0.7 million and 2000 had $0.7 million of after tax expense. As previously discussed, significant swings in the market price of the Company’s common stock caused this earnings impact. Exclusive of these three items, earnings decreased $3.8 million largely due to higher interest costs and higher operation costs.

Operations of Unconsolidated Subsidiaries
The Company’s unconsolidated subsidiaries consist of equity method investments in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City), and Energy Systems North East, LLC (ESNE). The Company has 50% ownership interests in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. ESNE sells its electricity into the New York power grid. The Company also had a 33-1/3% equity method investment in Independence Pipeline Company which was written off in 2002, as previously discussed. The Independence write-off of $15.2 million ($9.9 million after tax) is recorded on the Consolidated Statement of Income as Impairment of Investment in Partnership.

2002 Compared with 2001
Income from unconsolidated subsidiaries (which represents the Company’s equity method interest in the income or loss from its investment in unconsolidated subsidiaries) decreased $1.6 million in 2002 compared with 2001. This decrease is largely attributable to losses experienced by the ESNE investment during 2002 of $0.1 million compared to income in the prior year of $0.9 million. ESNE was formed on April 30, 2001 so income for 2001 did not reflect any of the normal operating losses that ESNE incurs during the fall and winter months. ESNE generates most of its electricity during the spring and summer months when electricity demand peaks for air conditioning requirements. ESNE experienced higher electric generation revenues in the spring and summer of 2001 compared with the same period in 2002. The Seneca Energy investment also experienced an earnings decrease of $0.6 million due to lower electric generation revenues and higher repair and maintenance expenditures on the generating engines. Some repairs were delayed from 2001 to 2002 to enable Seneca Energy to operate more hours while market prices for electricity were higher than normal.

2001 Compared with 2000
Income from unconsolidated subsidiaries increased $0.1 million in 2001 compared with 2000. The ESNE and Model City investments added income of $0.9 million and $0.1 million, respectively, as 2001 was the first year of operation for both investments. The Seneca Energy investment also saw an increase in income of $0.5 million as 2001 was the first complete year of operation for this investment. These increases were largely offset by a $1.4 million reduction in equity method income from Independence Pipeline Company.

Other Income and Interest Charges
Although most of the variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a summary on a consolidated basis:

Other Income
Other income decreased $3.6 million in 2002 compared with 2001. This decrease resulted primarily from a $4.0 million termination fee received in 2001 from a customer in the Pipeline and Storage segment to cancel a long-term transportation contract. The Company has been able to market the excess capacity resulting from this termination.

     Other income increased $4.8 million in 2001 compared with 2000. This increase resulted primarily from the same $4.0 million buyout of a long-term transportation contract in the Pipeline and Storage segment discussed above.

Interest Charges
Interest on long-term debt increased $8.7 million in 2002 and $14.7 million in 2001. The increase in both years resulted mainly from a higher average amount of long-term debt outstanding. Long-term debt balances have grown significantly over the past few years primarily as a result of acquisition activity in the Exploration and Production segment. These acquisitions were initially financed with short-term debt which was subsequently repaid through the proceeds from the issuance of long-term debt.

     Other interest charges decreased $10.2 million in 2002 and $7.6 million in 2001. The decrease in 2002 was the result of a decrease in the average amount of short-term debt outstanding (short-term debt was refinanced with long-term debt) and lower weighted average interest rates. The decrease in 2001 was primarily the result of lower weighted average interest rates on short-term debt.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
----------------------------------------------------------- -------------------- ------------------- --------------------
Year Ended September 30 (Millions)                                        2002                2001                 2000
----------------------------------------------------------- -------------------- ------------------- --------------------

Provided by Operating Activities                                        $345.6              $414.0               $238.2
Capital Expenditures                                                    (232.4)             (292.7)              (269.4)
Investment in Subsidiaries,
  Net of Cash Acquired                                                       -               (90.6)              (123.8)
Investment in Partnerships                                                (0.5)               (1.8)                (4.4)
Other Investing Activities                                                27.1                (2.8)                13.3
Short-Term Debt, Net Change                                             (224.8)             (143.4)               226.5
Long-Term Debt, Net Change                                               139.6               187.2                (18.1)
Issuance of Common Stock                                                  10.9                11.5                 14.3
Dividends Paid on Common Stock                                           (81.0)              (76.7)               (73.0)
Dividends Paid to Minority
  Interest                                                                   -                   -                 (0.2)
Effect of Exchange Rates on Cash                                           1.5                (0.6)                (0.5)
----------------------------------------------------------- -------------------- ------------------- --------------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments                                        $(14.0)               $4.1                 $2.9
----------------------------------------------------------- -------------------- ------------------- --------------------
Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, impairment of oil and gas producing properties (in 2001), deferred income taxes, impairment of investment in partnership, income or loss from unconsolidated subsidiaries net of cash distributions and minority interest in foreign subsidiaries.

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

     Net cash provided by operating activities totaled $345.6 million in 2002, a decrease of $68.4 million compared with the $414.0 million provided by operating activities in 2001. Lower cash receipts from the sale of oil and gas in the Exploration and Production segment more than offset higher margins on gas sales in the Energy Marketing segment. Oil and gas prices were down significantly in the Exploration and Production segment for much of 2002 and oil and gas production was slightly lower than 2001.

Investing Cash Flow

Expenditures for Long-Lived Assets
Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

     The Company's expenditures for long-lived assets totaled $232.9 million in 2002. The table below presents these expenditures:

----------------------------------------------------------- ------------------- ------------------- -----------------
                                                                                                              Total
                                                                                      Investments      Expenditures
                                                                      Capital     in Corporations         For Long-
Year Ended September 30, 2002 (Millions)                         Expenditures     or Partnerships      Lived Assets
----------------------------------------------------------- ------------------- ------------------- -----------------
Utility                                                               $ 51.5                $  -            $ 51.5
Pipeline and Storage                                                    29.8                 0.5              30.3
Exploration and Production                                             114.6                   -             114.6
International                                                            4.2                   -               4.2
Energy Marketing                                                         0.1                   -               0.1
Timber                                                                  25.6                   -              25.6
All Other                                                                6.6                   -               6.6
----------------------------------------------------------- ------------------- ------------------- -----------------
                                                                      $232.4                $0.5            $232.9
----------------------------------------------------------- ------------------- ------------------- -----------------

Utility
The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures were made for additions, improvements and replacements to this segment’s transmission and gas storage systems. Approximately $4.4 million was spent on expansion of transportation capacity on Line YM53 running from Ellisburg, Pennsylvania to Leidy, Pennsylvania.

     During 2002, SIP made an additional $536,000 investment in Independence Pipeline Company (Independence), bringing SIP's total investment to $15.2 million. In June 2002, Independence submitted a motion to FERC requesting that FERC vacate the certificate issued to Independence on July 12, 2000 to construct, own and operate the Independence Pipeline. Independence took this action because it had been unable to obtain sufficient customer contracts to proceed with the project. In connection with the filing of the motion by Independence, SIP wrote off its $15.2 million investment in Independence, as previously discussed. FERC formally vacated the certificate in an order issued in July 2002.

Exploration and Production
The Exploration and Production segment’s capital expenditures included approximately $81.5 million of capital expenditures for on-shore drilling, construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as on-shore geological and geophysical costs, including the purchase of certain three-dimensional seismic data and fixed asset purchases. Of the $81.5 million discussed above, $27.0 million was spent on the Exploration and Production segment’s Canadian properties. The Exploration and Production segment’s capital expenditures also included approximately $33.1 million for its off-shore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures.

     During 2002, the Exploration and Production segment sold oil and gas properties amounting to $22.1 million. Most of these properties were in the Gulf Coast region. These proceeds were recorded as a reduction of property, plant and equipment and are reflected in Other Investing Activities on the Consolidated Statement of Cash Flows.

International
The majority of the International segment’s capital expenditures were concentrated on the construction of boilers at a district heating and power generation plant in the Czech Republic. The expenditures also included improvements and replacements within the district heating and power generation plants.

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

Estimated Capital Expenditures
The Company's estimated capital expenditures for the next three years are:*

  ------------------------------------------------------------- ----------------- ---------------- -----------------
  Year Ended September 30 (Millions)                                       2003             2004              2005
  ------------------------------------------------------------- ----------------- ---------------- -----------------
  Utility                                                                 $48.1            $48.1             $48.1
  Pipeline and Storage                                                     24.0             30.2              24.8
  Exploration and Production                                               81.6             82.4              83.6
  International                                                             9.6              4.3               4.7
  Timber                                                                    0.8              0.3               0.3
  All Other                                                                10.5                -                 -
  ------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         $174.6           $165.3            $161.5
  ------------------------------------------------------------- ----------------- ---------------- -----------------

     Estimated capital expenditures for the Utility segment in 2003 will be concentrated in the areas of main and service line improvements and replacements and, to a minor extent, the installation of new services.*

     Estimated capital expenditures for the Pipeline and Storage segment in 2003 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines.* The estimated capital expenditures also include $5.0 million for an expansion of transportation capacity on Line YM53 running from Ellisburg, Pennsylvania to Leidy, Pennsylvania.* The estimated capital expenditures do not include any partnership investments for Northwinds Pipeline.

     The estimated capital expenditures also do not include the Empire State Pipeline (Empire), which the Company agreed to purchase in October 2002 from Duke Energy Corporation for $180.0 million in cash plus assumed debt of $60.0 million or any subsequent capital expenditures that would occur upon completion of the acquisition. Empire is a 157-mile, 24-inch pipeline that begins at the Canadian border near Buffalo, New York, which is within the Company's service territory, and terminates in Central New York just north of Syracuse, New York. Empire is regulated by the NYPSC. Empire has the capacity to transport 525 million cubic feet of gas per day and currently has almost all of its capacity under contract, with a substantial portion being long-term contracts. Empire delivers natural gas supplies to major industrial companies, utilities (including the Company's Utility segment), and power producers. Empire would better position the Company to bring Canadian gas supplies into the East Coast markets of the United States as demand for natural gas along the East Coast increases.* The Company notified the Department of Justice and Federal Trade Commission of the proposed acquisition as required under the antitrust laws, and the Company's request for early termination of the antitrust waiting period has been granted. The Company has also made a filing seeking approval of the transaction from the NYPSC. Subject to NYPSC approval, it is anticipated that the purchase will be completed in the beginning of calendar 2003.* The Company is evaluating various alternatives to finance this acquisition. Those alternatives could include the sale of certain non-regulated assets, the issuance of equity, or the issuance of debt. *

     The Company continues to explore various opportunities to participate in transporting gas to the Northeast, either through Supply Corporation's system or in partnership with others. This includes the proposed Northwinds Pipeline that the Company and TransCanada PipeLines Limited are pursuing. This project presently contemplates a 215-mile, 30-inch natural gas pipeline that would originate in Kirkwall, Ontario, cross into the United States near Buffalo, New York and follow a southerly route to its destination in the Ellisburg-Leidy area in Pennsylvania. At September 30, 2002, the Company had incurred approximatley $1.3 million in costs (all of which have been expensed) associated with this project. The initial capacity of the pipeline would be approximately 500 million cubic feet of natural gas per day with the estimated cost of the pipeline ranging from $350 to $400 million. If the pipeline is constructed, it is possible that a significant amount of the construction costs would be financed by banks or other financial institutions with the pipeline serving as collateral for the financing arrangement.*

     Estimated capital expenditures in 2003 for the Exploration and Production segment include approximately $37.6 million for Canada, $22.0 million for the Gulf Coast region ($15.4 million on the off-shore program in the Gulf of Mexico), $12.8 million for the West Coast region and $9.2 million for the Appalachian region.* Overall, estimated capital expenditures in 2003 for the Exploration and Production segment are lower than the prior year as the Company intends to live within cash flow and pay down debt.* It should also be noted that estimated off-shore expenditures are lower than the prior year as the Company continues to shift its emphasis from short-lived off-shore reserves to longer-lived on-shore reserves.

     The estimated capital expenditures for the International segment in 2003 will be concentrated on improvements and replacements within the district heating and power generation plants in the Czech Republic.* The estimated capital expenditures do not include any expenditures for the Company's European power development projects. Currently, any costs incurred on these power development projects are expensed. The Company's European power development projects are primarily in Italy and Bulgaria. In Italy, the Company has signed a joint development agreement with an Italian utility for the construction of a 400-megawatt combined-cycle natural gas electric generating plant. The estimated cost of this project is $200.0 million to $210.0 million. In Bulgaria, the Company is pursuing the opportunity to construct, own and operate two new 127 megawatt gas-fired combustion turbines. The estimated cost of this project is $180.0 million to $200.0 million. Whether the Company moves forward to construct these projects will depend on successful negotiation of various operating agreements as well as the availability of funds from banks or other financial institutions to cover a significant amount of the construction costs.* The respective projects would serve as collateral for such financing arrangements.*

     Estimated capital expenditures in the Timber segment will be concentrated on the purchase of land and timber as well as the construction or purchase of new facilities and equipment for this segment's sawmill and kiln operations.*

     The estimated capital expenditures in the All Other category in 2003 will be concentrated on the purchase and installation of a gas turbine and steam turbine by Horizon Power to create a 55-megawatt cogeneration facility in Buffalo, New York.

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

In August 2002, $97.7 million of the Company’s $100.0 million 6.214% medium-term notes due August 2027 were repaid by the Company at par plus accrued interest. The Company used short-term debt to temporarily refund the $97.7 million to the debt holders. The remaining $2.3 million of the original $100.0 million issuance is scheduled to mature in August 2027.

     In September 2002, the Company issued $97.7 million of 6.5% senior unsecured notes due in September 2022. These notes become callable by the Company at par in September 2006. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $94.9 million. The proceeds of this debt issuance were used to repay the short-term debt used to temporarily refund the $97.7 million discussed in the previous paragraph.

     In November 2001, the Company issued $150.0 million of 6.70% medium-term notes due in November 2011. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $149.0 million. The proceeds of this debt issuance were used to reduce short-term debt.

     Consolidated short-term debt decreased $224.3 million during 2002 primarily due to the November 2001 medium-term note issuance discussed above, and the use of cash from operations to pay down short-term debt. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt issuance and repayment. The Company has SEC authorization under the Public Utility Holding Company Act of 1935, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. The total amount available to be issued under the Company's commercial paper program is $200.0 million. The commercial paper program is backed by a committed $220 million, 364-day and 3-year credit facility, which was effective on September 30, 2002. Under this committed credit facility, the Company agrees that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .65 from September 30, 2002 through September 30, 2003, .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and at all times thereafter. With regards to the Company's short-term notes payable to banks, the Company uses uncommitted bank lines of credit aggregating $415.0 million. These uncommitted bank lines of credit are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* If a downgrade in the Company's credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company could borrow under its uncommitted bank lines of credit or seek other liquidity sources, including cash provided by operations. At September 30, 2002, the Company had outstanding short-term notes payable to banks and commercial paper of $91.3 million and $174.1 million, respectively.

     The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at September 30, 2002, the Company would have been permitted to issue up to a maximum of $179.0 million in additional long-term unsecured indebtedness at projected market interest rates in addition to being able to issue new indebtedness to replace maturing debt.

     The Company's indenture also contains certain cross-default provisions wherein the failure by the Company to pay the scheduled interest or principal on its outstanding short-term or long-term debt (if such failure is not cured) could trigger the obligation to re-pay the debt outstanding under said indenture. The Company believes that it has adequate committed credit facilities in place to protect against such defaults.*

     The Company's embedded cost of long-term debt was 7.0% at both September 30, 2002 and 2001, respectively.

     The Company also has authorization from the SEC, under the Holding Company Act, to issue long-term debt securities and equity securities in amounts not exceeding $1.5 billion at any one time outstanding during the order's authorization period, which extends to December 31, 2005. The Company currently has $27.3 million of securities registered under the Securities Act of 1933. Any additional public offerings above the $27.3 million would require the filing of a registration statement with the SEC.

     The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations, and the capital requirements of the Company.

     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company's consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $31.6 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company's minority owned entities, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $9.8 million. The Company has guaranteed 50% or $4.9 million of these capital lease commitments.

     The following table summarizes the Company's expected future contractual cash obligations as of September 30, 2002, and the twelve-month periods over which they occur:

------------------------------ -----------------------------------------------------------------------------------------------
                                                            Payments by Expected Maturity Dates
                               -----------------------------------------------------------------------------------------------

                               ------------ ----------- ------------ ------------ -------------- -------------- --------------

(Millions)                        2003        2004         2005         2006          2007        Thereafter       Total
------------------------------ ------------ ----------- ------------ ------------ -------------- --------------  ------------
Long-Term Debt                     $160.6      $235.6         $6.2         $4.4           $  -         $899.1       $1,305.9
Short-Term Bank Notes                91.3           -            -            -              -              -           91.3
Commercial Paper                    174.1           -            -            -              -              -          174.1
Operating Lease
   Commitments                        8.2         6.4          5.0          3.5            2.7            5.8           31.6
Capital Lease
   Commitments                        0.6         0.6          0.7          0.7            0.7            1.6            4.9

------------------------------ ------------ ----------- ------------ ------------ -------------- -------------- --------------

     The Company has made certain other guarantees on behalf of its subsidiaries. The guarantees relate primarily to: (i) obligations under derivative financial instruments, which are included on the consolidated balance sheet in accordance with SFAS 133 (see Item 7, MD&A under the heading "Critical Accounting Policies - Accounting for Derivative Financial Instruments"); (ii) Utility segment obligations to purchase gas to be resold in its regulated business in accordance with established regulatory mechanisms to pass through the cost of that gas to its retail customers; (iii) NFR or Upstate obligations to purchase gas or to purchase gas transportation/storage services where the amounts due on those obligations each month are included on the consolidated balance sheet as a current liability; and (iv) other obligations which are reflected on the consolidated balance sheet. The Company believes that the likelihood it would be required to make payments under the guarantees is remote, and therefore has not included them on the table above.*

     The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

     The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) that covers substantially all domestic employees of the Company. The Company has been making contributions to the Retirement Plan over the last several years equal to the maximum funding requirements of applicable laws and regulations. In light of the dramatic decline in the stock market over the last several months, the Company anticipates that it will continue making maximum funding contributions to the Retirement Plan.* During 2002, the Company contributed $15.4 million to the Retirement Plan. The Company anticipates annual contributions to the Retirement Plan will be in the range of $20.0 to $30.0 million for 2003 - 2005.* The Company expects that all subsidiaries having domestic employees covered by the Retirement Plan will make contributions to the Retirement Plan.* The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments, through short-term borrowings or through cash from operations.*

Market Risk Sensitive Instruments

Energy Commodity Price Risk
The Company, primarily in its Exploration and Production and Energy Marketing segments, uses various derivative financial instruments (derivatives), including price swap agreements, no cost collars, options and futures contracts, as part of the Company’s overall energy commodity price risk management strategy. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from or pay to the respective counterparties at September 30, 2002 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.

     The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in "Inside FERC" or on the New York Mercantile Exchange. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2002. At September 30, 2002, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2004.

Natural Gas Price Swap Agreements
  ----------------------------------------------------- ----------------------------------------------------------
                                                                          Expected Maturity Dates
                                                        ----------------------------------------------------------
                                                                     2003                2004              Total
  ----------------------------------------------------- ------------------- ------------------- ------------------

  Notional Quantities (Equivalent Bcf)                               12.3                 6.2               18.5
  Weighted Average Fixed Rate (per Mcf)                             $3.81               $3.59              $3.73
  Weighted Average Variable Rate (per Mcf)                          $4.30               $4.20              $4.27
  ----------------------------------------------------- ------------------- ------------------- ------------------

Crude Oil Price Swap Agreements

------------------------------------------------------ -----------------------------------------------------------
                                                                         Expected Maturity Dates
                                                       -----------------------------------------------------------
                                                                                     2003
------------------------------------------------------ ------------------- ------------------ --------------------

Notional Quantities (Equivalent bbls)                                             3,252,000
Weighted Average Fixed Rate (per bbl)                                                $21.28
Weighted Average Variable Rate (per bbl)                                             $27.92
------------------------------------------------------ ------------------- ------------------ --------------------

     At September 30, 2002, the Company would have had to pay the respective counterparties an aggregate of approximately $9.3 million to terminate the natural gas price swap agreements outstanding at that date. The Company would have had to pay an aggregate of approximately $19.7 million to the counterparties to terminate the crude oil price swap agreements outstanding at September 30, 2002.

     At September 30, 2001, the Company had natural gas price swap agreements covering 27.5 Bcf at a weighted average fixed rate of $3.77 per Mcf. The Company also had crude oil price swap agreements covering 6,643,980 bbls at a weighted average fixed rate of $22.15 per bbl. As indicated in the tables above, the Company has significantly reduced its use of natural gas and crude oil price swap agreements, which is primarily attributable to low commodity prices during much of 2002, which prevented the Company from locking in favorable prices for its oil and gas production. As commodity prices have improved in the first quarter of 2003, the Company may increase its use of natural gas and crude oil price swap agreements.*

     The following tables disclose the notional quantities, the weighted average ceiling price and the weighted average floor price for the no cost collars used by the Company to manage natural gas and crude oil price risk. The no cost collars provide for the Company to receive monthly payments from (or make payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). At September 30, 2002, the Company had not entered into any natural gas or crude oil no cost collars extending beyond 2004.

No Cost Collars

---------------------------------------------------- ------------------------------------------
                                                                 Expected Maturity Dates
                                                     ------------------------------------------
                                                           2003          2004         Total
---------------------------------------------------- ------------- -------------- -------------
Natural Gas
   Notional Quantities (Equivalent Bcf)                       8.6            0.2          8.8
   Weighted Average Ceiling Price (per Mcf)                 $5.74          $4.40        $5.71
   Weighted Average Floor Price (per Mcf)                   $3.80          $3.71        $3.80
Crude Oil
   Notional Quantities (Equivalent bbls)                1,125,000        270,000    1,395,000
   Weighted Average Ceiling Price (per bbl)                $26.41         $25.80       $26.29
   Weighted Average Floor Price (per bbl)                  $21.96         $22.00       $21.97
---------------------------------------------------- ------------- -------------- -------------

     At September 30, 2002, the Company would have received from the respective counterparties an aggregate of approximately $1.7 million to terminate the natural gas no cost collars outstanding at that date. The Company would have paid an aggregate of approximately $2.4 million to terminate the crude oil no cost collars outstanding at that date.

     At September 30, 2001, the Company had natural gas no cost collars covering 9.2 Bcf at a weighted average floor price of $4.06 per Mcf and a weighted average ceiling price of $5.36 per Mcf. The Company also had crude oil no cost collars covering 2,730,000 bbls at a weighted average floor price of $21.94 per bbl and a weighted average ceiling price of $27.25 per bbl. As discussed above, low commodity prices during much of 2002 were the primary factors for the decrease in no cost collars from September 2001 to September 2002. With improvements in commodity prices during the first quarter of 2003, the Company may increase its use of natural gas and crude oil no cost collars.*

     The following table discloses the notional quantities and weighted average strike prices by expected maturity dates for options used by the Company to manage natural gas price risk. The put options provide for the Exploration and Production segment of the Company to receive monthly payments from other parties when a variable price falls below an established floor or "strike" price. The call options provide for the Energy Marketing segment of the Company to receive monthly payments from other parties when a variable price rises above an established ceiling or "strike" price. At September 30, 2002, the Company held no options with maturity dates extending beyond 2003.

Options Purchased

---------------------------------------------------------- --------------------------------------------------------------
                                                                               Expected Maturity Date
                                                           --------------------------------------------------------------
                                                                                        2003
---------------------------------------------------------- ------------------ -------------------------------------------
Natural Gas Put Options
   Notional Quantities (Equivalent Bcf)                                                   0.2
   Weighted Average Strike Price (per Mcf)                                              $3.98
Natural Gas Call Options
   Notional Quantities (Equivalent Bcf)                                                   0.2
   Weighted Average Strike Price (per Mcf)                                              $4.73
---------------------------------------------------------- ------------------ ------------------------ ------------------

     At September 30, 2002, the Company would have received from the respective counterparties an aggregate of approximately $0.1 million to terminate the put options outstanding at that date. The Company would have received an aggregate of approximately $0.1 million to terminate the call options outstanding at that date.

     At September 30, 2001, the Exploration and Production segment of the Company had natural gas put options covering 2.7 Bcf at a weighted average strike price of $4.11 per Mcf. The Company did not have any call options outstanding at that date. Because of the low commodity prices during much of 2002, the Company did not enter into any new put options during 2002. As for the call options, the Energy Marketing segment of the Company began purchasing call options in 2002 as it began to offer variable price deals with a price cap to its residential customers.

     The following table discloses the net notional quantities, weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2002, the Company held no futures contracts with maturity dates extending beyond 2004.

Futures Contracts

---------------------------------------------------------------------- ---------------------------------------------
                                                                                  Expected Maturity Dates
                                                                       ---------------------------------------------
                                                                               2003           2004           Total
---------------------------------------------------------------------- -------------- -------------- ---------------

Net Contract Volumes Purchased (Equivalent Bcf)                               3.1            0.3               3.4
Weighted Average Contract Price (per Mcf)                                   $3.70          $2.79             $3.67
Weighted Average Settlement Price (per Mcf)                                 $4.50          $4.44             $4.49
---------------------------------------------------------------------- -------------- -------------- ---------------

     At September 30, 2002, the Company would have received $2.1 million to terminate these futures contracts.

     At September 30, 2001, the Company had futures contracts covering 13.2 Bcf (net long position) at a weighted average contract price of $4.17 per Mcf. As indicated in the table above, the Company has significantly reduced its use of natural gas futures contracts. This reduction can be attributed primarily to a reduction in fixed price gas sales commitments in the Energy Marketing segment . At September 30, 2001, natural gas prices were low and many of the customers in the Energy Marketing segment entered into fixed price contracts to lock in the commodity price of natural gas at that time. At September 30, 2002, with natural gas prices being much higher than the prior year, many of the customers in the Energy Marketing segment chose to enter into variable price contracts that provided the opportunity to enter into a fixed price contract at a later date. With variable price contracts, commodity price risk is moved from the Company to the customer.

     The Company may be exposed to credit risk on some of the derivatives disclosed above. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check and then, on an ongoing basis, monitors counterparty credit exposure. Management has obtained guarantees from the parent companies of the respective counterparties to its derivative financial instruments. At September 30, 2001, the Company used five counterparties for its over the counter derivative financial instruments. To further reduce credit risk, the Company increased the number of its counterparties to seven at September 30, 2002. At September 30, 2002, no individual counterparty represented greater than 25% of total credit risk (measured as volumes hedged by an individual counterparty as a percentage of the Company's total volumes hedged).

Exchange Rate Risk
The International segment’s investment in the Czech Republic is valued in Czech korunas, and, as such, this investment is subject to currency exchange risk when the Czech korunas are translated into U.S. dollars. The Exploration and Production segment’s investment in Canada is valued in Canadian dollars, and, as such, this investment is subject to currency exchange risk when the Canadian dollars are translated into U.S. dollars. At September 30, 2002 compared to September 30, 2001, the Czech koruna was higher in value in relation to the U.S. dollar, resulting in a $24.1 million positive adjustment to the Cumulative Foreign Currency Translation Adjustment (CTA) (a component of Accumulated Other Comprehensive Income/Loss). At September 30, 2002 compared to September 30, 2001, the Canadian dollar was slightly higher in value in relation to the U.S. dollar, resulting in a $0.2 million positive adjustment to the CTA. Further valuation changes to the Czech koruna and Canadian dollar would result in corresponding positive or negative adjustments to the CTA. Management cannot predict whether the Czech koruna or Canadian dollar will increase or decrease in value against the U.S. dollar.*

Interest Rate Risk
The Company’s exposure to interest rate risk arises primarily from its borrowing under short-term debt instruments. At September 30, 2002, these instruments included domestic short-term bank loans and commercial paper totaling $254.0 million. The interest rate on these short-term bank loans and commercial paper approximated 2.0% at September 30, 2002. The Company’s short-term debt instruments also included $11.4 million of short-term bank loans in Canada and the Czech Republic at September 30, 2002. The weighted average interest rates on the Canadian and Czech Republic loans approximated 3.7% and 3.3%, respectively, at September 30, 2002.

     The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company's long-term fixed rate debt as well as the other long-term debt of certain of the Company's subsidiaries. The interest rates for the variable rate debt are based on those in effect at September 30, 2002:

--------------------------------------- ------------------------------------------------------------------- ----------
                                                     Principal Amounts by Expected Maturity Dates
                                        -------------------------------------------------------------------

(Millions of Dollars)                        2003       2004       2005       2006       2007    Thereafter      Total
--------------------------------------- --------- ---------- ---------- ---------- ---------- ------------- ----------

National Fuel Gas Company
Long-Term Fixed Rate Debt                    $150       $225       $  -        $ -        $ -        $899       $1,274
Weighted Average Interest
   Rate Paid                                  7.3%       7.3%         -%         -%         -%        6.9%         7.0%
Fair Value =  $1,362.0 million
--------------------------------------- --------- ---------- ---------- ---------- ---------- ------------- ----------

Other Notes

Long-Term Debt(1)                           $10.6      $10.6       $6.2       $4.4        $ -        $0.1        $31.9
Weighted Average Interest
  Rate Paid                                   5.1%       5.1%       5.6%       6.1%         -%        3.1%         5.3%
Fair Value = $31.9 million
--------------------------------------- --------- ---------- ---------- ---------- ---------- ------------- ----------

        (1) $15.6 million is variable rate debt; $16.3 million is fixed rate debt.

RATE MATTERS

Utility Operation

Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) that establishes rates for a three-year period beginning October 1, 2000. The Agreement provided that customers receive a bill credit of $17.6 million for the November 1, 2000 through March 31, 2001 heating season, of which $7.6 million related to customers’ share of earnings accumulated under previous settlements. The credit was reduced to $5.0 million for the November 1, 2001 through March 31, 2002 heating season. The credit will remain at $5.0 million for the November 1, 2002 through March 31, 2003 heating season and subsequent heating seasons unless the Company can demonstrate that it is no longer justified. Also, earnings beyond a target level of 11.5% return on equity will be shared equally between shareholders and customers. The Agreement provides further that the Company and interested parties will resume discussions to address the NYPSC’s competition initiatives, including changes to “customer choice” transportation services, among other things. Those discussions commenced in November 2000 and ultimately produced an interim “Joint Proposal,” or settlement agreement, addressing several discrete issues of interest to the parties and the NYPSC. In an order issued on May 30, 2001, the NYPSC adopted the parties’ Joint Proposal. As recommended by the parties, the Joint Proposal modifies Distribution Corporation’s operations relating to transportation services and transactions with marketers and producers of indigenous natural gas. Under the Joint Proposal, the parties also agreed to continue negotiations to implement additional features of the NYPSC’s restructuring initiative (described below). Those confidential discussions, dubbed “Phase III negotiations,” concluded on January 18, 2002 when the parties executed a “Comprehensive Joint Proposal”. The Comprehensive Joint Proposal proposes a number of changes to Distribution Corporation’s rates and services through September 30, 2003, including the following:

o        Modification of transportation balancing services and upstream capacity rules for the benefit of marketers and to preserve reliability;
o        A customer funded "back-out credit" provided to marketers (or marketer customers) to reduce marketer costs and thereby promote competition;
o        Provisions to promote increased marketer usage of indigenous natural gas;
o        An expanded low-income program that provides arrearage forgiveness and a discounted rate for up to 30,000 customers;
o        Increased customer funding to offset the cost of uncollectibles;
o        Unbundling of gas costs from delivery rates; and
o        Mechanisms for recovery of stranded pipeline and unbundling costs.

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

The federal law under which FERC regulates Supply Corporation’s rates, practices, and terms and conditions of service requires, among other things, that Supply Corporation not grant any undue preference or advantage to any person. In March 2001, FERC staff began a routine audit of Supply Corporation’s practices and dealings with “marketing affiliates,” i.e., other Company subsidiaries which conduct natural gas transportation and/or storage transactions with Supply. On July 11, 2002, FERC adopted an order instituting an investigation directed to Supply Corporation and its natural gas marketing affiliates, under Sections 4 and 5 of the Natural Gas Act and Section 501 of the Natural Gas Policy Act. This is not an investigation into Supply’s currently effective rates, or any energy trading activities, “wash sales,” “round-trip transactions,” sales of electricity into the California market, or other activities that have been the subjects of recent news stories regarding other publicly traded energy companies. The Company does not engage in any such energy trading activities. The stated basis for instituting the investigation is information received during the audit which indicates there may have been violations of FERC regulations, specifically:

18 CFR Section 161.3(f), which requires that, to the extent Supply Corporation provides to a gas marketing affiliate information related to gas transportation, Supply Corporation must provide that information contemporaneously to all potential shippers [FERC staff has indicated that they believe Supply Corporation violated this regulation by e-mailing information describing daily operationally available capacity on its gas transportation system to a large number of shippers (including one Supply Corporation marketing affiliate) a few hours before that information was posted on Supply Corporation’s website later that same day; Supply Corporation now provides such e-mails after the information is posted on its website]; and

18 CFR Section 161.3(l), which requires that Supply Corporation must timely post on its website lists of gas marketing affiliates, organizational charts and job descriptions of various individuals (Supply Corporation has updated this information).

Supply Corporation and its affiliates continue to cooperate with FERC staff by providing responses to multiple document requests in connection with this investigation and the preceding audit, and by making individuals available for interviews. The Company believes, based on the information presently known, that neither Supply Corporation nor any affiliate has received any benefit from any violations of FERC regulations which may have occurred, and that the ultimate resolution of this proceeding will not materially affect the Company's operations or financial condition.

Other Matters

Environmental Matters
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.1 million to $6.1 million.* The minimum liability of $5.1 million has been recorded on the Consolidated Balance Sheet at September 30, 2002. Other than discussed in Note H (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.* The Company is subject to various federal, state and local laws and regulations (including those of the Czech Republic) relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

     For further discussion refer to Item 8 at Note H - Commitments and Contingencies under the heading "Environmental Matters."

New Accounting Pronouncements
In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). For a discussion of SFAS 142 and SFAS 143 and their impact on the Company, see disclosure in Item 8 at Note A – Summary of Significant Accounting Policies.

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, the Company’s operations remain sensitive to increases in the rate of inflation because of its capital spending and the regulated nature of a significant portion of its business.

Approval of Audit and Non-Audit Services
On September 12, 2002, the Company’s audit committee approved audit services relating to the audit of the Company’s financial statements for the fiscal year ending September 30, 2002, and the provision of comfort letters in connection with securities underwritings. The audit committee also approved certain non-audit services to be performed by the Company’s independent accountant, PricewaterhouseCoopers, LLP, including advice concerning methodologies for valuing certain assets, tax advice concerning financing arrangements, and other customary consultation or advice.

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

  Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;

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

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 7, MD&A.

ITEM 8 Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

     Report of Independent Accountants

     Consolidated Statements of Income and Earnings Reinvested in the Business, three years ended September 30, 2002

     Consolidated Balance Sheets at September 30, 2002 and 2001

     Consolidated Statement of Cash Flows, three years ended September 30, 2002

     Consolidated Statement of Comprehensive Income, three years ended September 30, 2002

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:
       For the three years ended September 30, 2002

          II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Data

Supplementary data that is included in Note L - Quarterly Financial Data (unaudited) and Note N - Supplementary Information for Oil and Gas Producing Activities, appears under this Item, and reference is made thereto.

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

Report of Independent Accountants

Back to Index of Financial Statements

To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Buffalo, New York
October 23, 2002

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business

-------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands of Dollars,
  Except Per Common Share Amounts)                                   2002              2001             2000
-------------------------------------------------------------- ----------------- ---------------- -----------------
Income
Operating Revenues                                                 $1,464,496        $2,059,836        $1,412,416
-------------------------------------------------------------- ----------------- ---------------- -----------------
 Operating Expenses
  Purchased Gas                                                       462,857         1,002,466           488,383
   Fuel Used in Heat and Electric Generation                            50,635            54,968            54,893
   Operation and Maintenance                                           394,157           364,318           350,383
   Property, Franchise and Other Taxes                                  72,155            83,730            78,878
   Depreciation, Depletion and Amortization                            180,668           174,914           142,170
   Impairment of Oil and Gas Producing
     Properties                                                              -           180,781                 -
   Income Taxes                                                         72,034            37,106            77,068
-------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                     1,232,506         1,898,283         1,191,775
-------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Income                                                       231,990           161,553           220,641
Operations of Unconsolidated Subsidiaries:
   Income                                                                 224             1,794             1,669
    Impairment of Investment in Partnership                            (15,167)                -                 -
-------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       (14,943)            1,794             1,669
-------------------------------------------------------------- ----------------- ---------------- -----------------

Other Income                                                             7,017            10,639             6,366
-------------------------------------------------------------- ----------------- ---------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                           224,064           173,986           228,676
-------------------------------------------------------------- ----------------- ---------------- -----------------
Interest Charges
  Interest on Long-Term Debt                                           90,543            81,851            67,195
   Other Interest                                                       15,109            25,294            32,890
-------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       105,652           107,145           100,085
-------------------------------------------------------------- ----------------- ---------------- -----------------
Minority Interest in Foreign Subsidiaries                                 (730)           (1,342)           (1,384)
-------------------------------------------------------------- ----------------- ---------------- -----------------

Net Income Available for Common Stock                                  117,682            65,499           127,207
-------------------------------------------------------------- ----------------- ---------------- -----------------
Earnings Reinvested in the Business
Balance at Beginning of Year                                          513,488           525,847           472,517
-------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       631,170           591,346           599,724
 Dividends on Common Stock                                              81,773            77,858            73,877
-------------------------------------------------------------- ----------------- ---------------- -----------------
Balance at End of Year                                                $549,397          $513,488          $525,847
-------------------------------------------------------------- ----------------- ---------------- -----------------
Earnings Per Common Share:
Basic                                                                    $1.47             $0.83             $1.63
Diluted                                                                  $1.46             $0.82             $1.61
-------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                         79,821,430        79,053,444        78,233,842
  Used in Diluted Calculation                                       80,534,453        80,361,258        79,166,200
-------------------------------------------------------------- ----------------- ---------------- -----------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets

---------------------------------------------------------------------------- ------------------- -------------------

At September 30 (Thousands of Dollars)                                               2002                2001
---------------------------------------------------------------------------- ------------------- -------------------

Assets
Property, Plant and Equipment                                                       $4,512,651          $4,273,716
  Less - Accumulated Depreciation,
    Depletion and Amortization                                                       1,667,906           1,493,003
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                     2,844,745           2,780,713
---------------------------------------------------------------------------- ------------------- -------------------

Current Assets
  Cash and Temporary Cash Investments                                                   22,216              36,227
  Receivables - Net                                                                     95,510             131,379
  Unbilled Utility Revenue                                                              21,918              25,375
  Gas Stored Underground                                                                77,250              83,231
  Materials and Supplies - at average cost                                              31,582              33,710
  Unrecovered Purchased Gas Costs                                                       12,431               4,113
  Prepayments                                                                           41,354              39,520
  Fair Value of Derivative Financial Instruments                                         3,807              37,585
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                       306,068             391,140
---------------------------------------------------------------------------- ------------------- -------------------

Other Assets
  Recoverable Future Taxes                                                              82,385              86,586
  Unamortized Debt Expense                                                              20,635              19,796
  Other Regulatory Assets                                                               26,104              23,253
  Deferred Charges                                                                       5,914               8,440
  Other Investments                                                                     65,090              62,924
  Investments in Unconsolidated Subsidiaries                                            16,753              31,768
  Goodwill                                                                               8,255               8,804
  Other                                                                                 25,360              31,807
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                       250,496             273,378
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                    $3,401,309          $3,445,231
---------------------------------------------------------------------------- ------------------- -------------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets

---------------------------------------------------------------------------- ----------------- ----------------

At September 30 (Thousands of Dollars)                                              2002              2001
---------------------------------------------------------------------------- ----------------- ----------------
Capitalization and Liabilities
Capitalization:
Comprehensive Shareholders' Equity
  Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued and
    Outstanding - 80,264,734 Shares and 79,406,105
    Shares, Respectively                                                             $80,265        $  79,406
  Paid In Capital                                                                    446,832          430,618
  Earnings Reinvested in the Business                                                549,397          513,488
---------------------------------------------------------------------------- ----------------- ----------------
Total Common Shareholder Equity Before Items
     Of Other Comprehensive Loss                                                   1,076,494        1,023,512
  Accumulated Other Comprehensive Loss                                               (69,636)         (20,857)
---------------------------------------------------------------------------- ----------------- ----------------
Total Comprehensive Shareholders' Equity                                           1,006,858        1,002,655
Long-Term Debt, Net of Current Portion                                             1,145,341        1,046,694
---------------------------------------------------------------------------- ----------------- ----------------
Total Capitalization                                                               2,152,199        2,049,349
---------------------------------------------------------------------------- ----------------- ----------------
Minority Interest in Foreign Subsidiaries                                             28,785           22,324
---------------------------------------------------------------------------- ----------------- ----------------
Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                                                 265,386          489,673
  Current Portion of Long-Term Debt                                                  160,564          109,435
  Accounts Payable                                                                   100,886          123,246
  Amounts Payable to Customers                                                             -           51,223
  Other Accruals and Current Liabilities                                             121,518           89,893
  Fair Value of Derivative Financial Instruments                                      31,204           17,081
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                     679,558          880,551
---------------------------------------------------------------------------- ----------------- ----------------
Deferred Credits
  Accumulated Deferred Income Taxes                                                  356,220          340,224
  Taxes Refundable to Customers                                                       15,596           16,865
  Unamortized Investment Tax Credit                                                    8,897            9,599
  Other Regulatory Liabilities                                                        82,676           68,957
  Other Deferred Credits                                                              77,378           57,362
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                     540,767          493,007
---------------------------------------------------------------------------- ----------------- ----------------
Commitments and Contingencies                                                              -                -
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                  $3,401,309       $3,445,231
---------------------------------------------------------------------------- ----------------- ----------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Statement of Cash Flows

------------------------------------------------------------------ ----------------- ---------------- -----------------
Year Ended September 30 (Thousands of Dollars)                           2002             2001              2000
------------------------------------------------------------------ ----------------- ---------------- -----------------
Operating Activities
  Net Income Available for Common Stock                                  $117,682          $65,499          $127,207
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Impairment of Oil and Gas Producing Properties                            -          180,781                 -
      Depreciation, Depletion and Amortization                            180,668          174,914           142,170
      Deferred Income Taxes                                                62,013          (55,849)           41,858
      Impairment of Investment in Partnership                              15,167                -                 -
      (Income) Loss from Unconsolidated Subsidiaries,
        Net of Cash Distributions                                             361           (1,199)           (1,440)
      Minority Interest in Foreign Subsidiaries                               730            1,342             1,384
      Other                                                                 9,842            6,553             5,946
      Change in:
        Receivables and Unbilled Utility Revenue                           40,786           (2,277)          (26,365)
        Gas Stored Underground and Materials and
            Supplies                                                        8,717          (37,054)          (13,707)
        Unrecovered Purchased Gas Costs                                    (8,318)          25,568           (25,105)
        Prepayments                                                        (1,737)            (399)           (3,420)
        Accounts Payable                                                  (24,025)          20,419           (16,489)
        Amounts Payable to Customers                                      (51,223)          41,640             3,649
        Other Accruals and Current Liabilities                            (37,372)          13,969           (10,233)
        Other Assets                                                       11,869          (33,169)              826
        Other Liabilities                                                  20,390           13,289            11,965
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Cash Provided by Operating Activities                                 345,550          414,027           238,246
------------------------------------------------------------------ ----------------- ---------------- -----------------
Investing Activities
  Capital Expenditures                                                   (232,368)        (292,706)         (269,371)
  Investment in Subsidiaries, Net of Cash Acquired                              -          (90,567)         (123,809)
  Investment in Partnerships                                                 (536)          (1,830)           (4,442)
  Other                                                                    27,080           (2,823)           13,283
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Cash Used in Investing Activities                                    (205,824)        (387,926)         (384,339)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                                (224,845)        (143,397)          226,477
  Net Proceeds from Issuance of Long-Term Debt                            243,844          210,221           149,334
  Reduction of Long-Term Debt                                            (104,212)         (23,052)         (167,426)
  Proceeds from Issuance of Common Stock                                   10,915           11,545            14,278
  Dividends Paid on Common Stock                                          (80,974)         (76,671)          (73,046)
  Dividends Paid to Minority Interest                                           -                -              (152)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Cash (Used in)  Provided by Financing Activities                     (155,272)         (21,354)          149,465
------------------------------------------------------------------ ----------------- ---------------- -----------------
Effect of Exchange Rates on Cash                                            1,535             (645)             (469)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                              (14,011)           4,102             2,903
Cash and Temporary Cash Investments
 at Beginning of Year                                                      36,227           32,125            29,222
------------------------------------------------------------------ ----------------- ---------------- -----------------
Cash and Temporary Cash Investments
  at End of Year                                                          $22,216          $36,227          $ 32,125
------------------------------------------------------------------ ----------------- ---------------- -----------------
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
   Interest                                                               $98,493         $100,871           $97,042
   Income Taxes                                                            29,985           77,662            41,928
------------------------------------------------------------------ ----------------- ---------------- -----------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Statement of Comprehensive Income

------------------------------------------------------- -------------------------- ------------------------ -------------------------
Year Ended September 30 (Thousands of Dollars)                        2002                     2001                      2000
------------------------------------------------------- -------------------------- ------------------------ -------------------------

Net Income Available for Common Stock                                  $117,682                 $ 65,499                  $127,207
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), Before Tax:
Minimum Pension Liability Adjustment                                    (52,977)                       -                         -
Foreign Currency Translation Adjustment                                  24,278                   (7,158)                  (27,463)
Unrealized Gain (Loss) on Securities Available
    for Sale Arising During the Period                                   (2,086)                    (712)                    2,441
Unrealized Gain (Loss) on Derivative Financial
    Instruments Arising During the Period                               (42,584)                  58,355                         -
Reclassification Adjustment for Realized
    (Gain) Loss on Derivative Financial
    Instruments in Net Income                                           (20,063)                  83,218                         -
Reclassification Adjustment for Realized Gain
    on Securities Available for Sale in Net
     Income                                                                   -                        -                      (103)
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), Before
    Tax:                                                                (93,432)                 133,703                   (25,125)
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Income Tax Benefit Related to Minimum
   Pension Liability Adjustment                                         (18,542)                       -                         -
Income Tax Expense (Benefit) Related to
   Unrealized Gain (Loss) on Securities
   Available for Sale Arising During the Period                            (730)                    (249)                      855
Income Tax Expense (Benefit) Related to
   Unrealized Gain (Loss) on Derivative
   Financial Instruments Arising During the
   Period                                                               (17,341)                  23,053                         -
Reclassification Adjustment for Income Tax
   (Expense) Benefit on Realized (Gain)
   Loss on Derivative Financial Instruments
    In Net Income                                                        (8,040)                  32,032                         -
Reclassification Adjustment for Income Tax
    Expense on Realized Gain on Securities
    Available for Sale in Net Income                                          -                        -                       (36)
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Income Taxes - Net                                                      (44,653)                  54,836                       819
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), Before
   Cumulative Effect                                                    (48,779)                  78,867                   (25,944)
Cumulative Effect of Change in Accounting,
   Net of Tax                                                                 -                  (69,767)                        -
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), After
   Cumulative Effect                                                    (48,779)                   9,100                   (25,944)
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Comprehensive Income                                                   $ 68,903                 $ 74,599                  $101,263
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------

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

Revenues
Revenues are recorded as bills are rendered, except that service supplied but not billed is reported as unbilled utility revenue and is included in operating revenues for the year in which service is furnished.

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

     Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits. If capitalized costs exceed these limits at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. As a result of low oil and gas prices, the Company's capitalized costs under the full-cost method of accounting exceeded the full-cost ceiling for the Company's Canadian properties at September 30, 2001. The Company was required to recognize a $180.8 million ($104.0 million after tax) impairment of its oil and gas producing properties in the quarter ended September 30, 2001.

     Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries' property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization are computed by application of either the straight-line method or the units of production method in amounts sufficient to recover costs over the estimated service lives of property in service, and for oil and gas properties, based on quantities produced in relation to proved reserves. The costs of unevaluated oil and gas properties are excluded from this computation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. The provisions for depreciation, depletion and amortization, as a percentage of average depreciable property, were 4.4% in 2002, 4.7% in 2001 and 4.2% in 2000 on a consolidated basis.

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

Financial Instruments
Unrealized gains or losses from the Company’s investments in an equity mutual fund and the stock of an insurance company (securities available for sale) are recorded as a component of accumulated other comprehensive income (loss). Reference is made to Note F Financial Instruments for further discussion.

     The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments include price swap agreements, no cost collars, options and futures contracts. As discussed above, on October 1, 2000 the Company adopted SFAS 133. In accordance with the provisions of these standards, the Company accounts for these instruments as either cash flow hedges or fair value hedges. In both cases, the fair value of the instrument is recognized on the Consolidated Balance Sheet as either an asset or a liability labeled fair value of financial instruments. Fair value represents the amount the Company would receive or pay to terminate these instruments.

     For effective cash flow hedges, the offset to the asset or liability that is recorded is a gain or loss recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet. Any ineffectiveness associated with the cash flow hedges is recorded in the Consolidated Statement of Income. The Company did not experience any material ineffectiveness with regard to its cash flow hedges during 2002 or 2001. The gain or loss recorded in accumulated other comprehensive income (loss) remains there until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues on the Consolidated Statement of Income. For fair value hedges, the offset to the asset or liability that is recorded is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statement of Income. However, in the case of fair value hedges, the Company also records an asset or liability on the Consolidated Balance Sheet representing the change in fair value of the asset or firm commitment that is being hedged. The offset to this asset or liability is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statement of Income as well. If the fair value hedge is effective, the gain or loss from the derivative financial instrument is offset by the gain or loss that arises from the change in fair value of the asset or firm commitment that is being hedged. The Company did not experience any material ineffectiveness with regard to its fair value hedges during 2002 or 2001.

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows:

  ---------------------------------------------------------------- -------------------- --------------------
  Year Ended September 30 (Thousands)                                     2002                 2001
  ---------------------------------------------------------------- -------------------- --------------------

  Minimum Pension Liability Adjustment                                        $(34,435)             $    -
  Cumulative Foreign Currency Translation Adjustment                           (14,815)            (39,093)
  Net Unrealized Gain (Loss)  on Derivative Financial
     Instruments                                                               (20,545)             16,721
  Net Unrealized Gain on Securities Available for Sale                             159               1,515
  ---------------------------------------------------------------- -------------------- --------------------

  Accumulated Other Comprehensive Loss                                        $(69,636)           $(20,857)
  ---------------------------------------------------------------- -------------------- --------------------

     At September 30, 2002, it is estimated that $18.1 million of the net unrealized loss on derivative financial instruments shown in the table above will be reclassified into the Consolidated Statement of Income during 2003.

Gas Stored Underground - Current
In the Utility segment, gas stored underground - current in the amount of $66.4 million is carried at lower of cost or market, on a last-in, first-out (LIFO) method. Based upon the average price of spot market gas purchased in September 2002, including transportation costs, the current cost of replacing this inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $46.0 million at September 30, 2002. All other gas stored underground - current is carried at lower of cost or market on either an average cost or first-in, first-out method.

Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related issues. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation
The functional currency for the Company’s foreign operations is the local currency of the country where the operations are located. Asset and liability accounts are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. Investment tax credit, prior to its repeal in 1986, was deferred and is being amortized over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction. No provision has been made for domestic income taxes applicable to certain undistributed earnings of foreign subsidiaries as these amounts are considered to be permanently reinvested outside the United States.

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and temporary cash investments includes cash held in margin accounts to serve as collateral for open positions on exchange-traded futures contracts. The amounts held in margin accounts amounted to $0.4 million and $22.5 million at September 30, 2002 and 2001, respectively.

Earnings Per Common Share
Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2002 and 2001, 5,260,633 and 1,290,747 stock options, respectively, were excluded as being antidilutive.

New Accounting Pronouncements
In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this standard, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but the amortization period will not be limited to a certain period of time. The Company will adopt SFAS 142 during the first quarter of fiscal 2003 and is in the process of completing its initial impairment test of the goodwill on its balance sheet. The Company does not believe that adoption of SFAS 142 will have a material impact on its financial condition and results of operations.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt SFAS 143 during the first quarter of fiscal 2003. The Company does not believe that adoption of SFAS 143 will have a material impact on its financial condition and results of operations.

Note B - Regulatory Matters

Regulatory Assets and LiabilitiesRegulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

--------------------------------------------------------------------------------- ------------------- -------------------
At September 30 (Thousands)                                                                     2002                2001
--------------------------------------------------------------------------------- ------------------- -------------------
Regulatory Assets:
Recoverable Future Taxes (Note C)                                                            $82,385             $86,586
Unrecovered Purchased Gas Costs (Note A)                                                      12,431               4,113
Unamortized Debt Expense (Note A)                                                             10,021              11,738
Pension and Post-Retirement Benefit Costs (1) (Note G)                                        24,146              21,065
Other (1)                                                                                      1,958               2,188
--------------------------------------------------------------------------------- ------------------- -------------------
     Total Regulatory Assets                                                                 130,941             125,690
--------------------------------------------------------------------------------- ------------------- -------------------
Regulatory Liabilities:
Amounts Payable to Customers (Note A)                                                              -              51,223
New York Rate Settlements(2)                                                                  34,323              27,630
Taxes Refundable to Customers (Note C)                                                        15,596              16,865
Pension and Post-Retirement Benefit Costs(2)  (Note G)                                        39,946              33,829
Other(1)                                                                                       8,407               7,498
--------------------------------------------------------------------------------- ------------------- -------------------
     Total Regulatory Liabilities                                                             98,272             137,045
--------------------------------------------------------------------------------- ------------------- -------------------
Net Regulatory Position                                                                      $32,669            $(11,355)
--------------------------------------------------------------------------------- ------------------- -------------------

        (1) Included in other regulatory assets on the Consolidated Balance Sheets.

        (2) Included in other regulatory liabilities on the Consolidated Balance Sheets.

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

New York Rate Settlements
With respect to utility services provided in New York, the Company has entered into rate settlements approved by the State of New York Public Service Commission (NYPSC). The rate settlements provide for a sharing mechanism, whereby earnings above an 11.5% return on equity are to be shared equally between shareholders and customers. As a result of this sharing mechanism, the Company had liabilities of $9.5 million and $5.8 million at September 30, 2002 and 2001, respectively. Other aspects of the settlements include a special reserve of $6.5 million and $8.2 million at September 30, 2002 and 2001, respectively, to be applied against the Company’s incremental costs resulting from the NYPSC’s gas restructuring effort and a “refund pool” of $15.3 million and $6.0 million at September 30, 2002 and 2001, respectively. The refund pool is an accumulation of certain refunds from upstream pipeline companies and certain credits which can be used to offset certain specific expense items. Various other regulatory liabilities have also been created through the New York rate settlements and amounted to $3.0 million and $7.7 million at September 30, 2002 and 2001, respectively.

Note C - Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                        2002            2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------

Operating Expenses:
  Current Income Taxes -
    Federal                                                              $7,743         $ 67,429          $ 26,352
    State                                                                 1,384           21,330            13,067
    Foreign                                                                 894            4,196            (4,209)
  Deferred Income Taxes -
    Federal                                                              50,205           18,444            29,604
    State                                                                 9,968              431             2,495
    Foreign                                                               1,840          (74,724)            9,759
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         72,034           37,106            77,068
Other Income:
  Deferred Investment Tax Credit                                           (697)            (348)           (1,051)
Minority Interest in Foreign Subsidiaries                                  (277)            (614)             (259)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Total Income Taxes                                                      $71,060        $ 36,144          $ 75,758
---------------------------------------------------------------- ----------------- ---------------- -----------------

     The U.S. and foreign components of income (loss) before income taxes are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2002             2001              2000
---------------------------------------------------------------- ----------------- ---------------- -----------------
U.S.                                                                    $180,349         $267,270          $182,813
Foreign                                                                    8,394         (165,627)           20,152
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $188,743         $101,643          $202,965
---------------------------------------------------------------- ----------------- ---------------- -----------------

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

--------------------------------------------------------------- ------------------- --------------- ----------------
Year Ended September 30 (Thousands)                                         2002            2001             2000
--------------------------------------------------------------- ------------------- --------------- ----------------

Income Tax Expense, Computed at U.S. Federal
  Statutory Rate of 35%                                                  $66,060         $35,575          $71,038
Increase (Reduction) in Taxes Resulting from:
  State Income Taxes                                                       7,379          14,145           10,115
  Foreign Tax Rate Differential                                             (481)        (13,172)          (1,762)
  Depreciation                                                             1,744           1,790            1,925
  Miscellaneous                                                           (3,642)         (2,194)          (5,558)
--------------------------------------------------------------- ------------------- --------------- ----------------
Total Income Taxes                                                       $71,060          $36,144          $75,758
--------------------------------------------------------------- ------------------- --------------- ----------------

     Significant components of the Company's deferred tax liabilities and assets are as follows:

--------------------------------------------------------------- ------------------- ---------------
At September 30 (Thousands)                                                  2002            2001
--------------------------------------------------------------- ------------------- ---------------
Deferred Tax Liabilities:
  Property, Plant and Equipment                                           $417,673        $389,879
  Deferred Gas Costs                                                         5,469               -
  Other                                                                     22,461          27,047
--------------------------------------------------------------- ------------------- ---------------
Total Deferred Tax Liabilities                                             445,603         416,926
--------------------------------------------------------------- ------------------- ---------------
Deferred Tax Assets:
  Deferred Gas Costs                                                             -         (20,178)
  Other                                                                    (89,383)        (56,524)
--------------------------------------------------------------- ------------------- ---------------
Total Deferred Tax Assets                                                  (89,383)        (76,702)
--------------------------------------------------------------- ------------------- ---------------
Total Net Deferred Income Taxes                                           $356,220        $340,224
--------------------------------------------------------------- ------------------- ---------------

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $15.6 million and $16.9 million at September 30, 2002 and 2001, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $82.4 million and $86.6 million at September 30, 2002 and 2001, respectively.

     Undistributed earnings of foreign subsidiaries of $32 million at September 30, 2002 are considered to be permanently reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. In the event such earnings are distributed in the form of dividends, the Company may be subject to U.S. income taxes and foreign withholding taxes, net of allowable foreign tax credits.

     At September 30, 2002, there are Canadian operating loss carryforwards of $23 million which begin to expire if not utilized by the tax year ending September 30, 2006.

Note D - Capitalization

Summary of Changes in Common Stock Equity

----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
                                                                                             Earnings          Accumulated
                                                                               Paid        Reinvested                Other
(Thousands, Except Per Share                  Common Stock                       In            in the        Comprehensive
Amounts)                                  Shares            Amount          Capital          Business        Income (Loss)
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 1999                      77,674           $77,674         $393,115         $472,517              $(4,013)
Net Income Available
  for Common Stock                                                                           127,207
Dividends Declared on
  Common Stock
  ($0.95 Per Share)                                                                          (73,877)
Other Comprehensive
  Loss, Net of Tax                                                                                                (25,944)
Acquisition of
  Natural Gas Assets                         110               110            2,702
Common Stock Issued
  Under Stock and
  Benefit Plans                              876               876           17,070

----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2000                      78,660            78,660          412,887          525,847              (29,957)
Net Income Available
  for Common Stock                                                                            65,499
Dividends Declared on
  Common Stock
  ($0.99 Per Share)                                                                          (77,858)
Other Comprehensive
  Income, Net of Tax                                                                                                9,100
Common Stock Issued
  Under Stock and
  Benefit Plans                              746               746           17,731
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2001                      79,406            79,406          430,618          513,488              (20,857)
Net Income Available
  for Common Stock                                                                           117,682
Dividends Declared on
  Common Stock                                                                               (81,773)
  ($1.03 Per Share)
Other Comprehensive
  Loss, Net of Tax                                                                                                (48,779)
Common Stock Issued
  Under Stock and
  Benefit Plans                              859               859           16,214
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2002                      80,265           $80,265         $446,832         $549,397 (1)          $(69,636)
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------

        (1) The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2002, $475.0 million of accumulated earnings was free of such limitations.

Common Stock
The Company has various plans which allow shareholders, customers and employees to purchase shares of Company common stock. The National Fuel Direct Stock Purchase and Dividend Reinvestment Plan allows shareholders to reinvest cash dividends or make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of Company common stock without the payment of any brokerage commissions or service charges in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in Company common stock, in addition to a variety of other investment alternatives. At the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent agent.

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

     For the years ended September 30, 2002, 2001 and 2000, no compensation expense was recognized for options granted under these plans. Had compensation expense for stock options granted under the Company's stock option and stock award plans been determined based on fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

---------------------------------------------------------- ------------------- ------------------- -------------------
Year Ended September 30                                                 2002                2001                2000
---------------------------------------------------------- ------------------- ------------------- -------------------
Net Income (Thousands):
     As reported                                                    $117,682             $65,499            $127,207
     Pro forma                                                      $113,041             $59,108            $123,107
Earnings Per Common Share:
     Basic - As reported                                               $1.47               $0.83               $1.63
     Basic - Pro forma                                                 $1.42               $0.75               $1.58
     Diluted - As reported                                             $1.46               $0.82               $1.61
     Diluted - Pro forma                                               $1.40               $0.73               $1.56
---------------------------------------------------------- ------------------- ------------------- -------------------

     Transactions involving option shares for all plans are summarized as follows:

------------------------------------------------------------- ---------------------------- ---------------------------
                                                                              Number of
                                                                         Shares Subject            Weighted Average
                                                                              to Option              Exercise Price
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 1999                                             6,728,184                      $19.65
Granted in 2000                                                               1,782,200                      $21.87
Exercised in 2000(1)                                                           (455,484)                     $15.08
Forfeited in 2000                                                               (27,800)                     $23.08
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2000                                             8,027,100                      $20.38
Granted in 2001                                                               1,787,200                      $27.61
Exercised in 2001 (1)                                                          (372,040)                     $15.89
Forfeited in 2001                                                               (69,574)                     $22.36
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2001                                             9,372,686                      $21.92
Granted in 2002 (2)                                                           5,673,172                      $22.26
Exercised in 2002 (1)                                                          (247,910)                     $15.76
                                                                                                             $25.56
Forfeited in 2002                                                              (168,444)
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2002                                            14,629,504                      $22.12
------------------------------------------------------------- ---------------------------- ---------------------------
Option shares exercisable at September 30, 2002                              11,766,044                      $21.68
Option shares available for future
  grant at September 30, 2002 (3)                                               942,669
------------------------------------------------------------- ---------------------------- ---------------------------

        (1) In connection with exercising these options, 43,834, 78,850 and 116,916 shares were surrendered and canceled during 2002, 2001 and 2000, respectively.

        (2) Including 3,097,172 non-qualified stock options issued in November 2001. The Company canceled 3,097,172 stock appreciation rights (SARs) in November 2001 and issued 3,097,172 non-qualified stock options. The Company eliminated all future awards of SARs.

        (3) Including shares available for restricted stock grants.

     The weighted average fair value per share of options granted in 2002, 2001 and 2000 was $4.32, $5.25 and $4.17, respectively. These weighted average fair values were estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions:

---------------------------------------------------------- ------------------- ------------------- -------------------
Year Ended September 30                                           2002                2001                2000
---------------------------------------------------------- ------------------- ------------------- -------------------

Quarterly Dividend Yield                                            1.07%               0.87%               1.07%
Annual Standard Deviation (Volatility)                             21.83%              20.51%              19.05%
Risk Free Rate                                                      4.88%               5.26%               6.74%
Expected Term - in Years                                             5.5                 5.0                 5.5
---------------------------------------------------------- ------------------- ------------------- -------------------

     The following table summarizes information about options outstanding at September 30, 2002:

--------------------------------------------------------------------------------- -------------------------------------
                              Options Outstanding                                         Options Exercisable
--------------------------------------------------------------------------------- -------------------------------------

                                   Number     Weighted Average          Weighted            Number            Weighted
                Range of      Outstanding            Remaining           Average       Exercisable             Average
          Exercise Price       at 9/30/02     Contractual Life    Exercise Price        at 9/30/02      Exercise Price
------------------------- ---------------- -------------------- ----------------- ----------------- -------------------

         $11.12 - $16.68        1,635,916            2.2 years            $14.91         1,635,916              $14.91

       $16.69 - $22.24        4,572,226            5.9 years            $20.31         4,291,226              $20.21

       $22.25 - $27.80        8,421,362            7.5 years            $24.50         5,838,902              $24.66
------------------------- ---------------- -------------------- ----------------- ----------------- -------------------

     Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. The market value of restricted stock on the date of the award is being recorded as compensation expense over the periods during which the vesting restrictions exist. Certificates for shares of restricted stock awarded under the Company's stock option and stock award plans are held by the Company during the periods in which the restrictions on vesting are effective.

     The following table summarizes the awards of restricted stock over the past three years:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                       2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------
Shares of Restricted Stock Awarded                                         100,000             4,000            15,178
Weighted Average Market Price of
  Stock on Award Date                                                       $24.50            $27.80            $24.47
----------------------------------------------------------------- ----------------- ---------------- -----------------

     As of September 30, 2002, 149,728 shares of non-vested restricted stock were outstanding. Vesting restrictions will lapse as follows: 2003 - 13,600 shares; 2004 - 36,600 shares; 2005 - 34,600 shares; 2006 - 34,600 shares; 2007 - 29,000 shares; and 2010 - 1,328 shares.

     Compensation expense related to restricted stock under the Company's stock plans was $0.7 million, $0.3 million and $0.7 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Redeemable Preferred Stock
As of September 30, 2002, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:

----------------------------------------------------------------------------------- ---------------- -----------------
At September 30 (Thousands)                                                                  2002              2001
----------------------------------------------------------------------------------- ---------------- -----------------
Debentures:
    7-3/4% due February 2004                                                             $125,000         $ 125,000
Medium-Term Notes:
    6.00% to 8.48% due February 2003 to August 2027(1)                                  1,051,300           999,000
Senior Unsecured Notes:
    6.50% due September 2022(2)                                                            97,700                 -
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,274,000         1,124,000
----------------------------------------------------------------------------------- ---------------- -----------------
Other Notes                                                                                31,905            32,129
----------------------------------------------------------------------------------- ---------------- -----------------
Total Long-Term Debt                                                                    1,305,905         1,156,129
Less Current Portion                                                                      160,564           109,435
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                       $1,145,341        $1,046,694
----------------------------------------------------------------------------------- ---------------- -----------------

        (1) Includes $50 million of 8.48% medium-term notes due July 2024 which are callable at a redemption price of 105.09% through July 2003. The redemption price will decline in subsequent years.

        (2) These notes are callable at par at any time after September 15, 2006. The estate of an individual note holder may exercise a put option in the event of death of an individual note holder.

     As of September 30, 2002, the aggregate principal amounts of long-term debt maturing for the next five years and thereafter are as follows: $160.6 million in 2003, $235.6 million in 2004, $6.2 million in 2005, $4.4 million in 2006, none in 2007 and $899.1 million thereafter.

Note E - Short-Term Borrowings

The Company has SEC authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005.

     The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. As for the former, the Company maintains uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The commercial paper program is backed by a committed $220 million, 364-day and 3-year credit facility, which was effective on September 30, 2002.

     At September 30, 2002, the Company had outstanding short-term notes payable to banks and commercial paper of $91.3 million (domestic = $79.9 million; foreign = $11.4 million) and $174.1 million, respectively. At September 30, 2001, the Company had outstanding notes payable to banks and commercial paper of $289.7 million (domestic = $259.9 million; foreign = $29.8 million) and $200.0 million, respectively.

     The weighted average interest rate on domestic notes payable to banks was 2.05% and 3.39% at September 30, 2002 and 2001, respectively. The interest rate on the foreign notes payable to banks was 3.64% and 4.65% at September 30, 2002 and 2001, respectively. The weighted average interest rate on commercial paper was 2.04% and 3.13% at September 30, 2002 and 2001, respectively.

Note F - Financial Instruments

Fair Values
The fair market value of the Company’s long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                            2002              2002             2001              2001
                                                        Carrying               Fair         Carrying              Fair
At September 30 (Thousands)                               Amount              Value           Amount             Value
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Long-Term Debt                                        $1,305,905         $1,393,949       $1,156,129        $1,186,795
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

     The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay.

     Temporary cash investments, notes payable to banks and commercial paper are stated at amounts which approximate their fair value due to the short-term maturities of those financial instruments. Investments in life insurance are stated at their cash surrender values as discussed below. Investments in an equity mutual fund and the stock of an insurance company (marketable equity securities), as discussed below, are stated at fair value based on quoted market prices.

Other Investments
Other investments includes cash surrender values of insurance contracts and marketable equity securities. The cash surrender values of the insurance contracts amounted to $57.1 million and $52.9 million at September 30, 2002 and 2001, respectively. The fair value of the equity mutual fund was $3.8 million and $4.8 million at September 30, 2002 and 2001, respectively. The gross unrealized loss on the equity mutual fund was $1.5 million and $0.4 million at September 30, 2002 and 2001, respectively. The fair value of the stock of an insurance company was $4.2 million and $5.2 million at September 30, 2002 and 2001, respectively. The gross unrealized gain on this stock was $1.7 million and $2.7 million at September 30, 2002 and 2001, respectively. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments
The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas and crude oil. These instruments include price swap agreements, no cost collars, options and futures contracts.

     Under the price swap agreements, the Company receives monthly payments from (or makes payments to) other parties based upon the difference between a fixed price and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price in "Inside FERC." These derivative financial instruments are accounted for as cash flow hedges and are used to lock in a price for the anticipated sale of natural gas and crude oil production in the Exploration and Production segment. At September 30, 2002, the Company had natural gas price swap agreements covering a notional amount of 18.5 Bcf extending through 2004 at a weighted average fixed rate of $3.73 per Mcf. The Company also had crude oil price swap agreements covering a notional amount of 3,252,000 bbls extending through 2003 at a weighted average fixed rate of $21.28 per bbl. At September 30, 2002, the Company would have had to pay a net $29.0 million to terminate the price swap agreements.

     Under the no cost collars, the Company receives monthly payments from (or makes payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). The variable price is either a crude oil price quoted on the NYMEX or a quoted natural gas price in "Inside FERC." These derivative financial instruments are accounted for as cash flow hedges and are used to lock in a price range for the anticipated sale of natural gas and crude oil production in the Exploration and Production segment. At September 30, 2002, the Company had no cost collars on natural gas covering a notional amount of 8.8 Bcf extending through 2004 with a weighted average floor price of $3.80 per Mcf and a weighted average ceiling price of $5.71 per Mcf. The Company also had no cost collars on crude oil covering a notional amount of 1,395,000 bbls extending through 2004 with a weighted average floor price of $21.97 per bbl and a weighted average ceiling price of $26.29 per bbl. At September 30, 2002, the Company would have had to pay $0.7 million to terminate the no cost collars.

     At September 30, 2002, the Company had purchased call and put options outstanding on natural gas extending through 2003. The call options purchased by the Energy Marketing segment cover a notional amount of 0.2 Bcf at a weighted average strike price of $4.73 per Mcf. The put options, purchased by the Exploration and Production segment cover a notional amount of 0.2 Bcf at a weighted average strike price of $3.98 per Mcf. These derivative financial instruments are accounted for as cash flow hedges. The call options are used to establish a ceiling price (the Company receives payment from the counterparty when a variable price rises above the ceiling price) for the anticipated purchase of natural gas in the Energy Marketing segment. At September 30, 2002, the Company would have received $0.1 million to terminate these call options. The put options are used to establish a floor price (the Company receives payment from the counterparty when a variable price falls below the floor price) for the anticipated sale of natural gas in the Exploration and Production segment. At September 30, 2002, the Company would have received $0.1 million to terminate these put options.

     At September 30, 2002, the Company had long (purchased) futures contracts covering 7.2 Bcf of gas extending through 2004 at a weighted average contract price of $3.71 per Mcf. These derivative financial instruments are accounted for as fair value hedges. They are used by the Company's Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed due to the fixed price gas sales commitments that it enters into with commercial and industrial customers. The Company would have received $5.4 million to terminate these futures contracts at September 30, 2002.

     At September 30, 2002, the Company had short (sold) futures contracts covering 3.8 Bcf of gas extending through 2003 at a weighted average contract price of $3.68 per Mcf. Of this amount, 3.6 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Energy Marketing segment. The remaining 0.2 Bcf is accounted for as fair value hedges, since these contracts hedge against falling prices, a risk to which the Energy Marketing segment and All Other category are exposed on their gas storage inventory and fixed price gas purchase commitments. The Company would have had to pay $3.3 million to terminate these futures contracts at September 30, 2002.

     The Company may be exposed to credit risk on some of its derivative financial instruments. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on an ongoing basis monitors counterparty credit exposure. Management has obtained guarantees from the parent companies of the respective counterparties to its derivative financial instruments. At September 30, 2001, the Company used five counterparties for its over the counter derivative financial instruments. To further reduce credit risk, the Company increased the number of its counterparties to seven at September 30, 2002. At September 30, 2002, no individual counterparty represented greater than 25% of total credit risk (measured as volumes hedged by an individual counterparty as a percentage of the Company's total volumes hedged).

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

     The Company expects to recover substantially all of its net periodic pension and post-retirement benefit costs in its Utility and Pipeline and Storage segments in accordance with the applicable regulatory commission authorization. For financial reporting purposes, the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability, as appropriate. Pension and post-retirement benefit costs reflect the amount recovered from customers in rates during the year. Under the NYPSC's policies, the Company segregates the amount of such costs collected in rates, but not yet contributed to the Retirement and Post-Retirement Plans, into a regulatory liability account. This liability accrues interest at the NYPSC-mandated interest rate, and this interest cost is included in pension and post-retirement benefit costs. For purposes of disclosure, the liability also remains in the disclosed pension and post-retirement benefit liability amount because it has not yet been contributed.

Retirement Plan
Reconciliations of the Benefit Obligation, Retirement Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Benefit Obligation
Benefit Obligation at Beginning of Period                               $580,046         $535,894          $538,796
Service Cost                                                              11,639           11,550            11,692
Interest Cost                                                             40,720           39,061            37,954
Amendments                                                                   420            2,343                 -
Actuarial (Gain) Loss                                                     28,880           25,358           (20,216)
Benefits Paid                                                            (36,235)         (34,160)          (32,332)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Benefit Obligation at End of Period                                     $625,470         $580,046          $535,894
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Plan Assets
Fair Value of Assets at Beginning of Period                             $536,625         $569,936          $537,958
Actual Return on Plan Assets                                             (29,898)         (19,248)           36,584
Employer Contribution                                                     15,435           20,097            27,726
Benefits Paid                                                            (36,235)         (34,160)          (32,332)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Fair Value of Assets at End of Period                                   $485,927         $536,625          $569,936
----------------------------------------------------------------- ----------------- ---------------- -----------------
Reconciliation of Funded Status
Funded Status                                                          $(139,543)        $(43,421)          $34,042
Unrecognized Net Actuarial Loss (Gain)                                   132,064           23,222           (62,008)
Unrecognized Transition Asset                                             (3,716)          (7,432)          (11,148)
Unrecognized Prior Service Cost                                           11,451           12,236            10,943
----------------------------------------------------------------- ----------------- ---------------- -----------------
Prepaid (Accrued) Benefit Cost                                          $    256         $(15,395)         $(28,171)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Accumulated Benefit Obligation                                          $550,099         $510,155          $464,334
----------------------------------------------------------------- ----------------- ---------------- -----------------
Amounts Recognized in the Balance Sheets
  Consist of:
  Prepaid Benefit Cost                                                  $    256         $      -          $      -
  Accrued Benefit Cost                                                   (64,428)         (15,395)          (28,171)
  Intangible Asset                                                        11,451                -                 -
  Accumulated Other Comprehensive Loss (Pre Tax)                          52,977                -                 -
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Amount Recognized                                                   $    256         $(15,395)         $(28,171)
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Assumptions as of September 30
Discount Rate                                                             6.75%            7.25%             7.50%
Expected Return on Plan Assets                                             8.50%            8.50%             8.50%
Rate of Compensation Increase                                              6.11%            6.11%             5.00%
----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost
Service Cost                                                             $11,639          $11,550          $ 11,692
Interest Cost                                                             40,720           39,061            37,954
Expected Return on Plan Assets                                           (48,454)         (45,703)          (41,077)
Amortization of Prior Service Cost                                         1,205            1,050             1,106
Amortization of Transition Amount                                         (3,716)          (3,716)           (3,716)
Recognition of Actuarial (Gain) or Loss                                   (1,061)          (2,256)               60
Early Retirement Window                                                        -            7,337                 -
Net Amortization and Deferral for
  Regulatory Purposes                                                      7,379            4,787               206
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Periodic Benefit Cost                                                 $7,712          $12,110           $ 6,225
----------------------------------------------------------------- ----------------- ---------------- -----------------
Other Comprehensive Loss (Pre Tax) Attributable to
  Change In Additional Minimum Liability Recognition                     $52,977          $     -           $     -
----------------------------------------------------------------- ----------------- ---------------- -----------------

     In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum liability at September 30, 2002 representing the excess of the accumulated benefit obligation over the fair value of plan assets plus accrued amounts previously recorded. An intangible asset, as shown in the table above, has offset the additional liability to the extent of previously Unrecognized Prior Service Cost. The amount in excess of Unrecognized Prior Service Cost is recorded net of the related tax benefit as accumulated other comprehensive loss. The pre tax amount of the accumulated other comprehensive loss is shown in the table above.

     The effects of the discount rate changes in 2002 and 2001 were to increase the Benefit Obligation by $34.0 million and $15.6 million as of the end of each period, respectively.

Other Post-Retirement Benefits
Reconciliations of the Benefit Obligation, Post-Retirement Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Benefit Obligation
Benefit Obligation at Beginning of Period                               $304,548        $ 266,460         $ 255,615
Service Cost                                                               4,658            4,234             4,156
Interest Cost                                                             21,617           19,557            18,142
Plan Participants' Contributions                                             610              524               414
Amendments                                                                     -               33                 -
Actuarial (Gain) Loss                                                     76,972           26,661              (355)
Benefits Paid                                                            (14,554)         (12,921)          (11,512)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Benefit Obligation at End of Period                                     $393,851        $ 304,548         $ 266,460
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Plan Assets
Fair Value of Assets at Beginning of Period                             $161,959        $ 176,357         $ 149,884
Actual Return on Plan Assets                                             (18,181)         (19,685)           18,527
Employer Contribution                                                     20,459           17,684            19,044
Plan Participants' Contributions                                             610              524               414
Benefits Paid                                                            (14,554)         (12,921)          (11,512)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Fair Value of Assets at End of Period                                   $150,293        $ 161,959         $ 176,357
----------------------------------------------------------------- ----------------- ---------------- -----------------
Reconciliation of Funded Status
Funded Status                                                          $(243,558)       $(142,589)         $(90,103)
Unrecognized Net Actuarial (Gain) Loss                                   157,247           52,832            (8,676)
Unrecognized Transition Obligation                                        78,399           85,526            92,653
Unrecognized Prior Service Cost                                               30               33                 -
----------------------------------------------------------------- ----------------- ---------------- -----------------
Accrued Benefit Cost                                                   $  (7,882)       $  (4,198)         $ (6,126)
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Assumptions as of September 30
Discount Rate                                                              6.75%            7.25%             7.50%
Expected Return on Plan Assets                                             8.50%            8.50%             8.50%
Rate of Compensation Increase                                              6.11%            6.11%             5.00%
----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost
Service Cost                                                              $4,658           $4,234            $4,156
Interest Cost                                                             21,617           19,557            18,142
Expected Return on Plan Assets                                           (13,551)         (14,787)          (12,574)
Amortization of Transition Obligation                                      7,127            7,127             7,127
Amortization of (Gain) Loss                                                4,289             (374)              (24)
Net Amortization and Deferral for
  Regulatory Purposes                                                       (729)           4,075             7,269
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Periodic Benefit Cost                                                $23,411          $19,832          $ 24,096
----------------------------------------------------------------- ----------------- ---------------- -----------------

     The effects of the discount rate changes in 2002 and 2001 were to increase the Benefit Obligation by $21.7 million and $9.8 million as of the end of each period, respectively.

     The health care trend assumptions were changed in 2002 to better reflect anticipated future experience. The effect of the changed medical care, prescription drug and Medicare Part B assumptions was to increase the Accumulated Postretirement Benefit Obligation by $57.9 million. In 2000, the impact of changes in health care trend assumptions was an increase in the Accumulated Postretirement Benefit Obligation of $13.7 million.

     The annual rate of increase in the per capita cost of covered medical care benefits was assumed to be 10.0% for 2000, 9.0% for 2001, 12% for 2002 and gradually decline to 5.5% by the year 2005 and remain level thereafter. The annual rate of increase for medical care benefits provided by healthcare maintenance organizations was assumed to be 10.0% in 2000, 9.0% in 2001, 12% in 2002 and gradually decline to 5.5% by the year 2005 and remain level thereafter. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 15.0% for 2000, 13.0% for 2001, 15% for 2002 and gradually decline to 5.5% by the year 2005 and remain level thereafter. The annual rate of increase in the per capita Medicare Part B Reimbursement was assumed to be 10.0% for 2000, 9.0% for 2001, 8% for 2002 and gradually decline to 5.5% by the year 2005 and remain level thereafter.

     The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the Benefit Obligation as of October 1, 2002 would be increased by $58.2 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2002 by $4.3 million. If the health care cost trend rates were decreased by 1% in each year, the Benefit Obligation as of October 1, 2002 would be decreased by $47.8 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2002 by $3.5 million.

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

     It is the Company's policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its remaining clean-up costs related to the sites described below in paragraphs (i) and (ii) will be in the range of $5.1 million to $6.1 million. The minimum estimated liability of $5.1 million has been recorded on the Consolidated Balance Sheet at September 30, 2002. Other than as discussed below, the Company is currently not aware of any material exposure to environmental liabilities. However, adverse changes in environmental regulations, new information or other factors could impact the Company.

     (i) Former Manufactured Gas Plant Sites

     The Company has incurred or is incurring clean-up costs at four former manufactured gas plant sites in New York and Pennsylvania. Remediation is substantially complete at a site where the Company has been designated by the New York Department of Environmental Conservation (DEC) as a potentially responsible party (PRP). The Company is engaged in litigation regarding that site with the DEC and the party who bought the site from the Company's predecessor. At a second site, remediation is complete. At a third site, the Company is negotiating with the DEC for clean-up under a voluntary program. The fourth site, which allegedly contains, among other things, manufactured gas plant waste, is in the investigation stage.

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

Other
The Company, in its Utility segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase capacity on nonaffiliated pipelines to meet customer gas supply needs. The majority of these contracts (representing 95% of contracted demand capacity) expire within the next five years. Costs incurred under these contracts are purchased gas costs, subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.

     In October 2002, the Company announced its intention to buy the Empire State Pipeline (Empire) from Duke Energy Corporation for $180.0 million in cash plus assumed debt of $60.0 million. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Chippawa Channel of the Niagara River near Buffalo, New York, which is within the Company's service territory, and terminates in Central New York just north of Syracuse, New York. Empire is regulated by the NYPSC. Empire can transport 525 million cubic feet of gas per day and currently has almost all of its capacity under contract, with a substantial portion being long-term contracts. Empire delivers natural gas supplies to major industrial companies, utilities (including the Company's Utility segment), and power producers. Empire would better position the Company to bring Canadian gas supplies into the East Coast markets of the United States as demand for natural gas along the East Coast increases. The Company notified the Department of Justice and Federal Trade Commission of the proposed acquisition as required under the antitrust laws, and the Company's request for early termination of the antitrust waiting period has been granted. The Company has also made a filing seeking approval of the transaction from the NYPSC. Subject to NYPSC approval, it is anticipated that the purchase will be completed in the beginning of calendar 2003.

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

     The Pipeline and Storage segment operations are regulated by the Federal Energy Regulatory Commission (FERC) and are carried out by Supply Corporation. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers (including NFR) and pipeline companies in the northeastern United States markets. SIP, although not regulated itself by FERC, holds a one-third partnership interest in the Independence Pipeline Company (Independence), whose rates, services and other matters were anticipated to be regulated by FERC. As discussed in Note J - Investments in Unconsolidated Subsidiaries, SIP wrote off its investment in Independence in June 2002. As shown in the table below, this impairment amounted to $15.2 million. On September 30, 2002, Independence was dissolved.

     The Exploration and Production segment, through Seneca, is engaged in exploration for, and development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, in Wyoming, in the Gulf Coast region of Texas and Louisiana and in the provinces of Manitoba, Alberta, Saskatchewan and British Columbia in Canada. Seneca's production is, for the most part, sold to purchasers located in the vicinity of its wells.

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

     The Energy Marketing segment is comprised of NFR's operations. NFR markets natural gas to industrial, commercial, public authority and residential end-users in western and central New York and northwestern Pennsylvania, offering competitively priced energy and energy management services for its customers.

     The Timber segment's operations are carried out by the Northeast division of Seneca and by Highland. This segment has timber holdings (primarily high quality hardwoods) in the northeastern United States and several sawmills and kilns in Pennsylvania.

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

Year Ended September 30, 2002 (Thousands)
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
                   Utility   Storage    Production International Marketing   Timber   Segments   All Other  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers           $776,577  $ 80,165     $310,980     $95,315  $ 151,257  $47,407  $1,461,701    $2,795           $   -     $1,464,496

Intersegment
Revenues              17,644    87,219            -           -          -        -     104,863     7,340       (112,203)              -

Interest Expense      30,790    10,424       55,367       8,045         76    2,896     107,598       420         (2,366)        105,652

Depreciation,
Depletion and
Amortization          37,412    23,626      103,946      11,977        161    3,429     180,551       115               2        180,668

Income Tax
Expense               31,657    18,148       15,108     (2,030)      5,103    4,476      72,462     (473)              45         72,034

Significant Non-
Cash Item:
Impairment of
Investment in
Partnership                -     15,167           -           -          -        -      15,167         -               -         15,167

Segment Profit
(Loss): Net
Income                49,505    29,715       26,851     (4,443)      8,642    9,689     119,959     (885)         (1,392)        117,682

Expenditures for
Additions to
Long-Lived Assets     51,550    30,329      114,602       4,244         51   25,574     226,350     6,554               -        232,904

At September 30, 2002 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

Segment Assets    $1,248,426   $532,543  $1,161,310    $241,466   $ 52,850 $131,721  $3,368,316   $33,563          $(570)     $3,401,309
-----------------------------------------------------------------------------------------------------------------------------------------

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
                   Utility   Storage    Production International Marketing   Timber   Segments   All Other  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $1,214,614  $ 81,057     $355,005     $97,910   $259,206  $44,914  $2,052,706    $7,130           $   -     $2,059,836

Intersegment
Revenues              20,033    90,034            -           -          -        -     110,067    11,192       (121,259)              -

Interest Expense      27,489    12,131       56,291       9,966      1,649    3,830     111,356       692         (4,903)        107,145

Depreciation
Depletion and
Amortization          36,607    23,746       98,408      12,634        212    3,186     174,794       119               2        174,914

Income Tax
Expense               42,985    29,091     (36,075)         253    (1,660)    4,566      39,160    (2,281)            227         37,106

Significant Non-
cash Item:
Impairment of
Oil and Gas
Producing
Properties                 -          -     180,781           -          -        -     180,781         -               -        180,781

Segment Profit
(Loss): Net
Income                60,707    40,377     (32,284)     (3,042)    (3,432)    7,715      70,041    (4,277)           (265)        65,499
Expenditures for
Additions to
Long-Lived Assets     42,374    25,978      296,419      15,585        116    3,694     384,166       937               -        385,103

At September 30, 2001 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

Segment Assets    $1,284,189   $549,991  $1,194,393    $206,361   $ 68,178 $113,294  $3,416,406   $26,858          $1,967     $3,445,231
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
                   Utility   Storage    Production International Marketing   Timber   Segments   All Other  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers           $827,231 $ 81,434      $222,611    $104,736   $133,929  $41,545  $1,411,486      $930           $   -     $1,412,416

Intersegment
Revenues              19,228   88,225           225           -          -        -     107,678     4,415       (112,093)              -

Interest Expense      31,655   13,311        42,034      12,353        774    4,750     104,877       262         (5,054)        100,085

Depreciation,
Depletion and
Amortization          35,842   23,379        69,583      11,110        209    1,948     142,071        97               2        142,170

Income Tax
Expense               38,362   22,172        19,413     (1,783)    (4,372)    3,816      77,608     (205)           (335)         77,068

Segment Profit
(Loss): Net
Income                57,662   31,614        34,877       3,282    (7,790)    6,133     125,778     (371)           1,800        127,207

Expenditures for
Additions to
Long-Lived Assets     55,799  35,806(1)     280,049       9,767         89   13,542     395,052     3,725               -        398,777

At September 30, 2000 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

Segment Assets    $1,233,639   $552,059  $1,088,066    $202,622   $ 47,121 $107,402  $3,230,909   $21,930        $(1,808)     $3,251,031
-----------------------------------------------------------------------------------------------------------------------------------------

(1)Amount includes $1.2 million in a stock-for-asset swap.

 -------------------------------------------------------- ------------------ -------------------- --------------------
  Geographic Information                                         2002                2001                 2000
  -------------------------------------------------------- ------------------ -------------------- --------------------

  For the Year Ended September 30 (Thousands)
  Revenues from External Customers (1):
  United States                                               $1,293,239           $1,887,958           $1,279,329
  Czech Republic                                                  95,315               97,910              104,736
  Canada                                                          75,942               73,968               28,351
  -------------------------------------------------------- ------------------ -------------------- --------------------
                                                              $1,464,496           $2,059,836           $1,412,416

  At September 30 (Thousands)
  -------------------------------------------------------- ------------------ -------------------- --------------------
  Long-Lived Assets:
  United States                                               $2,624,810           $2,645,429           $2,488,180
  Czech Republic                                                 216,044              187,961              183,274
  Canada                                                         258,196              257,939              248,937
  -------------------------------------------------------- ------------------ -------------------- --------------------
                                                              $3,099,050           $3,091,329           $2,920,391
  -------------------------------------------------------- ------------------ -------------------- --------------------

        (1) Revenue is based upon the country in which the sale originates.

Note J - Investments in Unconsolidated Subsidiaries

The Company’s unconsolidated subsidiaries consist of equity method investments in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City), and Energy Systems North East, LLC (ESNE). The Company has 50% interests in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. ESNE sells its electricity into the New York power grid.

     In June 2002, the Company wrote off its 33-1/3% equity method investment in Independence, a partnership that had proposed to construct and operate a 400-mile pipeline to transport natural gas from Defiance, Ohio to Leidy, Pennsylvania. In June 2002, Independence submitted a motion to FERC requesting that FERC vacate the certificate issued to Independence to construct, own and operate the pipeline. Independence took this action because it had been unable to obtain sufficient customer contracts to proceed with the project. In connection with this filing, the Company wrote off its $15.2 million investment in Independence. FERC formally vacated the certificate in an order issued in July 2002.

     A summary of the Company's investments in unconsolidated subsidiaries at September 30, 2002 and 2001 is as follows:

  ---------------------------------------------------------------- --------------------- ---------------------
  At  September 30 (Thousands)
                                                                                  2002                  2001
    ---------------------------------------------------------------- --------------------- ---------------------

  ESNE                                                                         $12,522               $12,950
  Independence                                                                       -                14,632
  Seneca Energy                                                                  3,625                 3,735
  Model City                                                                       606                   451
  ---------------------------------------------------------------- --------------------- ---------------------
                                                                               $16,753               $31,768
  ---------------------------------------------------------------- --------------------- ---------------------

Note K - Stock Acquisitions

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

Note L - Quarterly Financial Data (unaudited)

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
      Quarter             Operating            Operating           Common                   Common Share
                                                                                  ----------------------------------
       Ended              Revenues           Income (Loss)         Stock               Basic           Diluted
--------------------- ------------------- ------------------ -------------------- ---------------- -----------------
              2002           (Thousands, except per common share amounts)
--------------------- ----------------------------------------------------------- ----------------------------------
        12/31/2001              $392,327             $58,798            $33,207                $0.42              $0.41
        3/31/2002              $477,436             $89,328            $61,924                $0.78              $0.77
        6/30/2002              $350,123             $57,357            $17,676 (1)            $0.22              $0.22
        9/30/2002              $244,610             $26,507             $4,875                $0.06              $0.06
--------------------- ----------------------------------------------------------------- ----------------------------
              2001              (Thousands, except per common share amounts)
--------------------- ----------------------------------------------------------------- ----------------------------
        12/31/2000              $552,212            $ 77,335            $52 984(2)              $0.67             $0.66
         3/31/2001              $864,715            $103,572            $75,275(3)              $0.95             $0.94
         6/30/2001              $393,007            $ 60,212            $36,618                 $0.46             $0.45
         9/30/2001              $249,902            $(79,566)          $(99,378)(4)            $(1.25)           $(1.24)
--------------------- ------------------- ------------------ -------------------- ---------------- -----------------

        (1) Includes expense of $9.9 million related to the impairment of investment in partnership.

        (2) Includes expense of $7.5 million related to Stock Appreciation Rights (SARs), expense of $1.2 million related to early retirement offers and income of $2.6 million related to the termination of a long-term transportation contract.

        (3) Includes income of $9.7 million related to SARs and expense of $4.2 million related to early retirement offers.

        (4) Includes income of $5.3 million related to SARs and expense of $104.0 million related to the impairment of oil and gas assets.

Note M - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 2002, there were 20,004 holders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D - Capitalization. The quarterly price ranges and quarterly dividends declared for the fiscal years ended September 30, 2002 and 2001, are shown below:

--------------------------------------------------------------- ------------------------------------ -----------------
                                                                           Price Range                     Dividends
                                                                ------------------------------------
Quarter Ended                                                                High              Low          Declared
--------------------------------------------------------------- ------------------- ---------------- -----------------
    2002
--------------------------------------------------------------- ------------------- ---------------- -----------------
 12/31/2001                                                                $24.95           $21.95            $.2525
  3/31/2002                                                                $25.70           $22.00            $.2525
  6/30/2002                                                                $24.98           $21.38             $.260
  9/30/2002                                                                $22.84           $15.61             $.260
--------------------------------------------------------------- ------------------- ---------------- -----------------
    2001
--------------------------------------------------------------- ------------------- ---------------- -----------------
 12/31/2000                                                                $32.25           $25.57             $.240
  3/31/2001                                                                $31.60           $25.01             $.240
  6/30/2001                                                                $28.99           $25.90            $.2525
  9/30/2001                                                                $26.38           $21.96            $.2525
--------------------------------------------------------------- ------------------- ---------------- -----------------

Note N - Supplementary Information for Oil and Gas Producing Activities

The following supplementary information is presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," and related SEC accounting rules. All monetary amounts are expressed in U.S. dollars.

Capitalized Costs Relating to Oil and Gas Producing Activities

----------------------------------------------------------------------------------- ---------------- -----------------
At September 30 (Thousands)
                                                                                              2002              2001

----------------------------------------------------------------------------------- ---------------- -----------------
Proved Properties                                                                       $1,779,962        $1,586,889
Unproved Properties                                                                         50,925           152,326
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         1,830,887         1,739,215
Less - Accumulated Depreciation, Depletion
  and Amortization                                                                         776,477           675,256
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        $1,054,410        $1,063,959
----------------------------------------------------------------------------------- ---------------- -----------------

     Costs related to unproved properties are excluded from amortization as they represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. Following is a summary of such costs excluded from amortization at September 30, 2002:

---------------------------- -------------------------- --------------------------------------------------------------
                                           Total as of                       Year Costs Incurred
                                                        --------------------------------------------------------------
(Thousands)                          September 30, 2002              2002            2001           2000          Prior
---------------------------- -------------------------- ---------------- --------------- -------------- --------------

Acquisition Costs                               $50,925           $21,170          $7,831        $10,895        $11,029
---------------------------- -------------------------- ---------------- --------------- -------------- --------------

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------

United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs:
  Proved                                                                 $ 9,316          $ 1,713           $ 2,848
  Unproved                                                                   698           15,296            19,066
Exploration Costs                                                         25,583           42,338            50,163
Development Costs                                                         51,792           88,987            72,039
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                          87,389          148,334           144,116
----------------------------------------------------------------- ----------------- ---------------- -----------------

Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs:
  Proved                                                                   (536)          115,643           159,268
  Unproved                                                                 2,804            2,612            77,198
Exploration Costs                                                          8,779            8,523               573
Development Costs                                                         15,332           36,554            11,013
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                          26,379          163,332           248,052
----------------------------------------------------------------- ----------------- ---------------- -----------------

Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs: (1)
  Proved                                                                   8,780          117,356           162,116
  Unproved                                                                 3,502           17,908            96,264
Exploration Costs                                                         34,362           50,861            50,736
Development Costs                                                         67,124          125,541            83,052
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $113,768         $311,666          $392,168
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

Results of Operations for Producing Activities

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands, Except Per Mcfe Amounts)                2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------
United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas (includes revenues from sales to affiliates
    of $43, $4 and $237, respectively)                                  $104,954         $216,729          $137,336
  Oil, Condensate and Other Liquids                                      101,549          121,973           107,645
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                              206,503          338,702           244,981
Production/Lifting Costs                                                  42,956           37,068            33,979
Depreciation, Depletion and Amortization
  ($1.25, $1.13 and $0.97 per Mcfe of production)                         80,142           76,686            64,624
Income Tax Expense                                                        30,253           83,649            52,656
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                    53,152          141,299            93,722
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas                                                             14,621            4,379               485
  Oil, Condensate and Other Liquids                                       56,511           74,349            26,320
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                               71,132           78,728            26,805
Production/Lifting Costs                                                  30,109           27,089             7,858
Depreciation, Depletion and Amortization
  ($0.93, $0.93 and $0.77 per Mcfe of production)                         21,707           18,719             4,321
Impairment of Oil and Gas Producing Properties(2)                              -          180,781                 -
Income Tax Expense (Benefit)                                                4,672         (63,795)            6,121
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                     14,644         (84,066)            8,505
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas (includes revenues from sales to affiliates
    of $43, $4 and $237, respectively)                                   119,575          221,108           137,821
  Oil, Condensate and Other Liquids                                      158,060          196,322           133,965
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                              277,635          417,430           271,786
Production/Lifting Costs                                                  73,065           64,157            41,837
Depreciation, Depletion and Amortization
  ($1.16, $1.08 and $0.95 per Mcfe of production)                        101,849           95,405            68,945
Impairment of Oil and Gas Producing Properties(2)                              -          180,781                 -
Income Tax Expense                                                        34,925           19,854            58,777
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                  $ 67,796         $ 57,233          $102,227
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------

        (1) Exclusive of hedging gains and losses. See further discussion in Note F - Financial Instruments

        (2) See discussion of impairment in Note A - Summary of Significant Accounting Policies

Reserve Quantity Information (unaudited)
The Company’s proved oil and gas reserves are located in the United States and Canada. The estimated quantities of proved reserves disclosed in the table below are based upon estimates by qualified Company geologists and engineers and are audited by independent petroleum engineers. Such estimates are inherently imprecise and may be subject to substantial revisions as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

-------------------------------------- ----------------------------------------- -----------------------------------------
                                                      Gas MMcf                                  Oil Mbbl
                                       ----------------------------------------- -----------------------------------------
                                          U.S.        Canada         Total          U.S.         Canada         Total
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
Proved Developed and
Undeveloped Reserves:
  September 30, 1999                      320,792             -        320,792        75,819             -        75,819
    Extensions and Discoveries             34,641             -         34,641         2,167         1,765         3,932
    Revisions of
      Previous Estimates                   (8,001)            -         (8,001)        4,000             -         4,000
    Production                            (41,478)         (192)       (41,670)       (4,248)        (899)        (5,147)
    Sales of Minerals in Place             (7,444)            -         (7,444)         (227)           -           (227)
    Purchases of Minerals
      in Place and Other                        -         3,349          3,349             -        41,320        41,320
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
  September 30, 2000                      298,510         3,157        301,667        77,511        42,186       119,697
    Extensions and Discoveries             35,960        15,681         51,641           924         3,625         4,549
    Revisions of
      Previous Estimates                  (22,813)          (34)       (22,847)        1,737       (5,396)        (3,659)
    Production                            (39,188)       (1,816)       (41,004)       (4,796)      (3,061)        (7,857)
    Sales of Minerals in Place             (6,066)         (280)        (6,346)         (685)         (80)          (765)
    Purchases of Minerals
      in Place and Other                      410        38,859         39,269           104         3,259         3,363
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
  September 30, 2001                      266,813        55,567        322,380        74,795        40,533       115,328
    Extensions and Discoveries             16,542        20,263         36,805         1,437           586         2,023
    Revisions of
      Previous Estimates                  (24,108)      (20,676)       (44,784)          916      (10,278)        (9,362)
    Production                            (35,067)       (6,387)       (41,454)       (4,828)      (2,834)        (7,662)
    Sales of Minerals in Place            (14,726)            -        (14,726)         (200)        (410)          (610)
    Purchases of Minerals
      in Place and Other                        -             -              -             -             -             -
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
  September 30, 2002                      209,454        48,767        258,221        72,120        27,597        99,717
-------------------------------------- ------------ ------------- -------------- ------------- ------------- -------------
Proved Developed Reserves:
  September 30, 1999                      222,929             -        222,929        57,333             -        57,333
  September 30, 2000                      227,250         3,157        230,407        66,074        35,130       101,204
  September 30, 2001                      213,792        53,463        267,255        50,640        33,676        84,316
  September 30, 2002                      192,833        39,253        232,086        46,940        24,100        71,040
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

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
                                                                             2002             2001              2000
United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                    $2,764,556       $2,127,601        $3,886,499
Less:
  Future Production Costs                                                 546,182          602,479           600,243
  Future Development Costs                                                117,999          121,240           179,565
  Future Income Tax Expense at
    Applicable Statutory Rate                                             653,347          376,667         1,006,366
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                   1,447,028        1,027,215         2,100,325
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                  665,941          421,865           859,950
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                        781,087          605,350         1,240,375
----------------------------------------------------------------- ----------------- ---------------- -----------------

Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                       888,515          890,381         1,083,598
Less:
  Future Production Costs                                                 413,006          533,848           277,067
  Future Development Costs                                                 25,398           19,608            21,399
  Future Income Tax Expense at
    Applicable Statutory Rate                                             101,919           76,191           286,148
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                     348,192          260,734           498,984
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                  103,097           79,295           221,227
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                        245,095          181,439           277,757
----------------------------------------------------------------- ----------------- ---------------- -----------------

Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                     3,653,071        3,017,982         4,970,097
Less:
  Future Production Costs                                                 959,188        1,136,327           877,310
  Future Development Costs                                                143,397          140,848           200,964
  Future Income Tax Expense at
    Applicable Statutory Rate                                             755,266          452,858         1,292,514
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                   1,795,220        1,287,949         2,599,309
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                  769,038          501,160         1,081,177
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                     $1,026,182        $ 786,789        $1,518,132
----------------------------------------------------------------- ----------------- ---------------- -----------------

      The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2002             2001              2000
----------------------------------------------------------------- ----------------- ---------------- -----------------

United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                   $605,350       $1,240,375          $707,259
    Sales, Net of Production Costs                                      (163,548)        (301,634)         (211,002)
    Net Changes in Prices, Net of Production Costs                       441,085         (921,719)          795,408
    Purchases of Minerals in Place                                             -            1,191                 -
    Sales of Minerals in Place                                           (27,197)         (17,552)          (11,914)
    Extensions and Discoveries                                            42,970           52,062           186,818
    Changes in Estimated Future Development Costs                        (42,069)          (3,157)          (82,270)
    Previously Estimated Development Costs Incurred                       45,310           61,482            88,322
    Net Change in Income Taxes at
      Applicable Statutory Rate                                         (126,263)         363,425          (292,371)
    Revisions of Previous Quantity Estimates                             (32,646)         (29,841)           20,736
    Accretion of Discount and Other                                       38,095          160,718            39,389
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                   781,087          605,350         1,240,375
----------------------------------------------------------------- ----------------- ---------------- -----------------

Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                    181,439          277,757                 -
    Sales, Net of Production Costs                                       (41,023)         (51,638)          (18,948)
    Net Changes in Prices, Net of Production Costs                       111,148         (161,461)                -
    Purchases of Minerals in Place                                             -           30,575           424,072
    Sales of Minerals in Place                                            (3,084)            (761)                -
    Extensions and Discoveries                                            29,813           39,752             2,979
    Changes in Estimated Future Development Costs                         18,151          (31,009)                -
    Previously Estimated Development Costs Incurred                       12,361           12,176                 -
    Net Change in Income Taxes at
      Applicable Statutory Rate                                           (6,910)          73,865          (150,057)
    Revisions of Previous Quantity Estimates                             (88,571)         (64,368)                -
    Accretion of Discount and Other                                       31,771           56,551            19,711
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                   245,095          181,439           277,757
----------------------------------------------------------------- ----------------- ---------------- -----------------

Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                    786,789        1,518,132           707,259
    Sales, Net of Production Costs                                      (204,571)        (353,272)         (229,950)
    Net Changes in Prices, Net of Production Costs                       552,233       (1,083,180)          795,408
    Purchases of Minerals in Place                                             -           31,766           424,072
    Sales of Minerals in Place                                           (30,281)         (18,313)          (11,914)
    Extensions and Discoveries                                            72,783           91,814           189,797
    Changes in Estimated Future Development Costs                        (23,918)         (34,166)          (82,270)
    Previously Estimated Development Costs Incurred                       57,671           73,658            88,322
    Net Change in Income Taxes at
      Applicable Statutory Rate                                         (133,173)         437,290          (442,428)
    Revisions of Previous Quantity Estimates                            (121,217)         (94,209)           20,736
    Accretion of Discount and Other                                       69,866          217,269            59,100
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                $1,026,182        $ 786,789        $1,518,132
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
Description                                   of Period       Expenses    Accounts(1)     Deductions(2)         Period
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 2002
Reserve for Doubtful Accounts                   $18,521        $16,082         $2,834           $20,138        $17,299
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 2001
Reserve for Doubtful Accounts                   $12,013        $17,445           $  -           $10,937        $18,521
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 2000
Reserve for Doubtful Accounts                    $7,842        $15,177           $  -           $11,006        $12,013
----------------------------------------- --------------- -------------- -------------- ----------------- --------------

        (1) Represents amounts reclassified from regulatory asset and regulatory liability accounts under various rate settlements.

        (2) Amounts represent net accounts receivable written-off.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

ITEM 10 Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 20, 2003 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2002. The information concerning directors is set forth in the definitive Proxy Statement under the captions entitled “Nominees for Election as Directors for Three-Year Terms to Expire 2005,” “Directors Whose Terms Expire in 2004,” “Directors Whose Terms Expire in 2003,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.

ITEM 11 Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 20, 2003 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2002. The information concerning executive compensation is set forth in the definitive Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and, excepting the “Report of the Compensation Committee” and the “Corporate Performance Graph,” is incorporated herein by reference.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
------------------------------ ----------------------------- ---------------------------- ----------------------------
 Plan category                 Number of securities Weighte  Weighted-average             Number of securities
                               be issued upon exercise       exercise price of out-       remaining available for
                               of outstanding options,       standing options,            future issuance under
                               warrants and rights           warrants and rights          equity compensation
                                                                                          plans (excluding
                                                                                          securities reflected in
                                                                                          column (a))
                               (a)                           (b)                          (c)

------------------------------ ----------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by                 14,629,504                        $22.12                      942,669
security holders
------------------------------ ----------------------------- ---------------------------- ----------------------------
Equity compensation
plans not approved by
security holders                           0                             0                            0
------------------------------ ----------------------------- ---------------------------- ----------------------------

     Total
                                  14,629,504                        $22.12                       942,669
------------------------------ ----------------------------- ---------------------------- ----------------------------

Security Ownership and Changes in Control

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 20, 2003 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2002. The information concerning security ownership of certain beneficial owners is set forth in the definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

(b) Security Ownership of Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 20, 2003 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2002. The information concerning security ownership of management is set forth in the definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

(c) Changes in Control

None

ITEM 13 Certain Relationships and Related Transactions

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 20, 2003 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2002. The information regarding certain relationships and related transactions is set forth in the definitive Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

PART IV

ITEM 14 Controls and Procedures

     The following information includes the evaluation of disclosure controls and procedures by the Company's Chief Executive Officer and Treasurer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this Annual Report on Form 10-K (Evaluation Date), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective to accomplish those tasks.

Changes in internal controls

     The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to permit preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3(ii)      By-Laws:

o          National  Fuel  Gas  Company  By-Laws  as  amended  on  December  13,  2001  (Exhibit 3.1,  Form
           10-K/A for fiscal year ended September 30, 2001, in File No. 1-3880)

(4)        Instruments Defining the Rights of Security Holders, Including Indentures:

o          Indenture,  dated as of October 15, 1974,  between the Company and The Bank of New York  (formerly  Irving  Trust  Company)
           (Exhibit 2(b) in File No. 2-51796)

o          Third  Supplemental  Indenture,  dated as of December 1, 1982,  to  Indenture  dated as of October  15,  1974,  between the
           Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(4) in File No. 33-49401)

o          Tenth Supplemental  Indenture,  dated as of February 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly  Irving Trust Company)  (Exhibit 4(a),  Form 8-K dated February 14, 1992 in File No.
           1-3880)

o          Eleventh  Supplemental  Indenture,  dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly  Irving Trust Company)  (Exhibit 4(b),  Form 8-K dated February 14, 1992 in File No.
           1-3880)

o          Twelfth  Supplemental  Indenture,  dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York  (formerly  Irving  Trust  Company)  (Exhibit  4(c),  Form 8-K dated June 18, 1992 in File No.
           1-3880)

o          Thirteenth  Supplemental  Indenture,  dated as of March 1, 1993,  to Indenture  dated as of October 15,  1974,  between the
           Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)

o          Fourteenth  Supplemental  Indenture,  dated as of July 1, 1993,  to  Indenture  dated as of October 15,  1974,  between the
           Company  and The Bank of New York  (formerly  Irving  Trust  Company)  (Exhibit  4.1,  Form 10-K for fiscal  year ended
           September 30, 1993 in File No. 1-3880)

o          Fifteenth  Supplemental  Indenture,  dated as of September 1,  1996, to Indenture dated as of October 15, 1974, between the
           Company  and The Bank of New York  (formerly  Irving  Trust  Company)  (Exhibit  4.1,  Form 10-K for fiscal  year ended
           September 30, 1996 in File No. 1-3880)

o          Indenture  dated   as  of   October  1, 1999,   between   the  Company   and  The  Bank of  New York
           (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Officers  Certificate   Establishing   Medium-Term   Notes,  dated   October  14,  1999   (Exhibit  4.2,
           Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Amended and  Restated  Rights  Agreement,  dated as of April 30,  1999,  between  the  Company  and HSBC Bank USA  (Exhibit
           10.2, Form 10-Q for the quarterly period ended March 31, 1999 in File No. 1-3880)

o          Certificate of Adjustment,  dated  September 7, 2001, to the Amended and Restated  Rights  Agreement  dated as of April 30,
           1999, between the Company and HSBC Bank USA (Exhibit 4, Form 8-K dated September 7, 2001 in File No. 1-3880)

o          Officers  Certificate  establishing  6.50% notes due 2022,  dated  September 18, 2002 (Exhibit 4, Form 8-K dated October 3,
           2002 in File No. 1-3880)

(10)       Material Contracts:

(ii)       Contracts upon which the Company's business is substantially dependent:

10.1       Credit Agreement, dated as of September 30, 2002, among the Company, the Lenders Party Thereto and JP Morgan Chase Bank,
           as Administrative Agent.

(iii)      Compensatory plans for officers:

o          Retirement  and  Consulting  Agreement,  dated  September  5, 2001,  between the Company  and Bernard J.  Kennedy  (Exhibit
           10(iii)(a), Form 8-K dated September 19, 2001 in File No. 1-3880)

o          Pension  Settlement  Agreement,  dated September 5, 2001,  between the Company and Bernard J. Kennedy (Exhibit  10(iii)(b),
           Form 8-K dated September 19, 2001 in File No. 1-3880)

o          Employment  Agreement,  dated September 17, 1981,  between the Company and Bernard J. Kennedy  (Exhibit 10.4, Form 10-K for
           fiscal year ended September 30, 1994 in File No. 1-3880)

o          Tenth  Amendment  to  Employment  Agreement  between  the  Company  and  Bernard J.  Kennedy, effective  September 1, 1999  (Exhibit 10.1, Form 10-K  for fiscal  year ended  September 30,
           1999 in File No. 1-3880)

o          Agreement,  dated  August 1, 1986,  between the Company and Joseph P.  Pawlowski  (Exhibit  10.1,  Form 10-K for fiscal year ended September 30,1997 in File No. 1-3880)

o          Agreement,  dated August 1, 1986,  between the Company and Gerald T. Wehrlin (Exhibit 10.2, Form 10-K for fiscal year ended
           September 30, 1997 in File No. 1-3880)

o          Form of Employment Continuation and Noncompetition  Agreement,  dated as of December 11, 1998, among the Company, National
           Fuel Gas Distribution Corporation and each of Philip C. Ackerman, Anna Marie Cellino, Walter E. DeForest, Joseph P. Pawlowski,
           James D. Ramsdell, Dennis J. Seeley, David Smith, Ronald J. Tanski and Gerald T. Werhrlin (Exhibit 10.1, Form 10-Q for the
           quarterly period ended June 30, 1999 in File No. 1-3880)

o          Form of Employment Continuation and Noncompetition  Agreement,  dated as of December 11, 1998, among the Company, National
           National Fuel Supply Corporation and each of Bruce H. Hale and John R. Pustulka (Exhibit 10.2, Form 10-Q for the quarterly period ended June 30, 1999 in File No. 1-3880)

o          Form of  Employment  Continuation  and  Noncompetition  Agreement,  dated as of December 11, 1998, among the Company,
           Seneca Resources Corporation and James A. Beck (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 1999 in File
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

o          National   Fuel   Gas  Company  1993  Award  and  Option  Plan,  amended  through  June  14,  2001
           (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2001 in File No. 1-3880)

o          National   Fuel  Gas  Company  1997  Award  and  Option  Plan,  amended  through  June  14,  2001
           (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2001 in File No. 1-3880)

o          Amendment   to  National   Fuel  Gas   Company   Deferred   Compensation  Plan,   dated   June  15,
           2001 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 2001 in File No. 1-3880)

o          National Fuel Gas Company  Deferred  Compensation  Plan, as amended and restated  through May 1, 1994 (Exhibit  10.7,  Form
           10-K for fiscal year ended September 30, 1994 in File No. 1-3880)

o          Amendment to National Fuel Gas Company Deferred  Compensation  Plan, dated September 19, 1996 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

o          Amendment to National Fuel Gas Company  Deferred  Compensation  Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

o          National Fuel Gas Company  Deferred  Compensation  Plan, as amended and restated through March 20, 1997 (Exhibit 10.3, Form
           10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

o          Amendment to National Fuel Gas Company Deferred  Compensation  Plan, dated June 16, 1997 (Exhibit 10.4, Form 10-K for fiscal
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

o          Death Benefits  Agreement,  dated August 28, 1991, between the Company and Bernard J. Kennedy (Exhibit 10-TT, Form 10-K for
           fiscal year ended September 30, 1991 in File No. 1-3880)

o          Amendment to Death Benefit Agreement of August 28, 1991, between the Company and Bernard J. Kennedy,  dated March 15,  1994
           (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

o          Amended   Restated   Split  Dollar   Insurance   Agreement,   effective  June  15,  2000,   among  the
           Company,   Bernard  J.  Kennedy,  and   Joseph  B.  Kennedy,  as  Trustee  of  the Trust  under  the
           Agreement   dated  January  9,  1998   (Exhibit  10.1,   Form  10-Q  for  the  quarterly  period  ended
           June 30, 2000 in File No. 1-3880)

o          Contingent   Benefit  Agreement,  effective  June 15,  2000,  between  the  Company  and  Bernard J.
           Kennedy  (Exhibit  10.2,  Form 10-Q  for  the  quarterly  period  ended  June  30,  2000  in  File  No.
           1-3880)

o          Amended and Restated Split Dollar Insurance and Death Benefit  Agreement,  dated September 17, 1997 between the Company and
           Philip C. Ackerman (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

o          Amendment   Number  1  to   Amended  and   Restated  Split  Dollar   Insurance  and  Death  Benefit
           Agreement   by  and  between   the  Company   and  Philip  C.  Ackerman,   dated    March  23,  1999
           (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Amended and Restated Split Dollar Insurance and Death Benefit  Agreement,  dated  September 15,  1997,  between the Company and Joseph P. Pawlowski (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

o          Amendment    Number  1   to   Amended   and  Restated   Split Dollar  Insurance and  Death  Benefit
           Agreement  by  and   between  the  Company  and   Joseph  P.  Pawlowski,  dated  March  23,  1999
           (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Second    Amended   and   Restated  Split   Dollar   Insurance    Agreement   dated   June  15,   1999,
           between  the  Company  and   Gerald  T.  Wehrlin   (Exhibit 10.6,  Form 10-K  for  fiscal  year   ended
           September 30, 1999 in File No. 1-3880)

o          Amended    and    Restated     Split    Dollar    Insurance    and   Death    Benefit   Agreement,   dated
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
           10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Amendment    Number   1 to  Amended   and  Restated   Split   Dollar   Insurance  and  Death  Benefit
           Agreement    by  and   between   the   Company   and  Walter  E.   DeForest,  dated  March  29,  1999
           (Exhibit 10.8, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Amended    and    Restated    Split    Dollar   Insurance    and    Death    Benefit    Agreement,   dated
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

o          Amendment  Number  1   to    Amended  and   Restated  Split   Dollar  Insurance  and   Death  Benefit
           Agreement    by   and   between   the   Company   and   Dennis   J.  Seeley,  dated  March  29,  1999
           (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

o          Split   Dollar  Insurance  and  Death  Benefit   Agreement   dated  September  15, 1997, between  the
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

o          Split  Dollar  Insurance  and  Death  Benefit   Agreement,  dated  September  15, 1997, between the
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

10.2       Split Dollar Insurance Agreement, dated March 6, 2001, between the Company and James A. Beck.

o          National  Fuel Gas Company and  Participating  Subsidiaries  Executive  Retirement  Plan as amended and  restated  through
           November 1, 1995 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)

o          National Fuel Gas Company and Participating  Subsidiaries  1996 Executive  Retirement Plan Trust Agreement (II), dated May
           10, 1996 (Exhibit 10.13, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)

o          Amendments to National Fuel Gas Company and  Participating  Subsidiaries  Executive  Retirement  Plan,  dated September 18,
           1997 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)

o          Amendments to National Fuel Gas Company and Participating  Subsidiaries  Executive Retirement Plan, dated December 10, 1998
           (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 1998 in File No. 1-3880)

o          Amendments     to   National   Fuel   Gas    Company    and    Participating   Subsidiaries   Executive
           Retirement   Plan,   effective   September   16,  1999   (Exhibit  10.15,   Form  10-K   for   fiscal   year
           ended September 30, 1999 in File No. 1-3880)

o          Amendment    to   National     Fuel    Gas    Company    and    Participating   Subsidiaries    Executive
           Retirement    Plan,   effective   September   5,   2001  (Exhibit  10.4,   Form  10-K/A   for  fiscal   year
           ended September 30, 2001, in File No. 1-3880)

o          Retirement    Supplement   Agreement,  dated   September  14,  2000,  between  the  Company  and
           Gerald T. Wehrlin  (Exhibit 10.5,  Form 10-K/A for fiscal year  ended September 30, 2001 in File No.
           1-3880)

o          Retirement   Supplement   Agreement,   dated   January  11,  2002,   between   the  C ompany   and
           Joseph  P.  Pawlowski   (Exhibit  10.6,   Form  10-K/A  for  fiscal   year  ended  September  30, 2001
           in File No. 1-3880)

o          Administrative  Rules with Respect to At Risk Awards  under the 1993 Award and Option Plan  (Exhibit  10.14,  Form 10-K for
           fiscal year ended September 30, 1996 in File No. 1-3880)

o          Administrative  Rules with  Respect to At Risk Awards  under the 1997 Award and Option Plan  (Exhibit A,  Definitive  Proxy
           Statement, Schedule 14(A) filed January 10, 2002 in File No. 1-3880)

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
           Retirement  Benefits for Bernard J. Kennedy (Exhibit 10.10,  Form 10-K for fiscal year ended September 30, 1997 in File
           No. 1-3880)

o          Excerpts of Minutes  from the  National  Fuel Gas  Company  Board of  Directors  Meeting of March 20,  1997  regarding  the
           Retainer Policy for Non-Employee  Directors  (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1997 in File
           No. 1-3880)

(12)       Statements  regarding  Computation of Ratios:  Ratio of Earnings to Fixed Charges for the fiscal years ended  September
           30, 1998 through 2002

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

(99)       Additional Exhibits:

99.1       Report of Ralph E. Davis Associates, Inc. regarding Seneca Resources Corporation

99.2       Report of Ralph E. Davis Associates, Inc. regarding National Fuel Exploration Corp.

99.3       Report of Ralph E. Davis Associates, Inc. regarding Player Resources Ltd.

99.4       Written statements of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5       Company Maps

o          Incorporated herein by reference as indicated.

           All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

           (b)  Reports on Form 8-K

        A report on Form 8-K dated August 14, 2002 was filed on August 14, 2002, to report a sworn statement from the principal executive and financial officers, under Item 9, “Regulation FD Disclosure.” Related exhibits were reported under Item 7, “Financial Statements and Exhibits.

        A report on Form 8-K dated July 25, 2002 was filed on July 29, 2002, to report earnings for the quarter ended June 30, 2002, the participation in the drilling of a natural gas discovery and to address certain matters from the Company’s public conference call, under Item 5, “Other Events.” Related exhibits were reported under Item 7, “Financial Statements and Exhibits.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 National Fuel Gas Company
                                                     (Registrant)

                                              By/s/ P. C. Ackerman

                                                    P. C. Ackerman
                                              Chairman of the Board, President
                                              and Chief Executive Officer

                                              Date:  December 12, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title

   /s/ P. C. Ackerman                        Chairman of the Board, President,
       P. C. Ackerman                        Chief Executive Officer and Director

   Date:  December 12, 2002

   /s/ R. T. Brady                           Director
       R. T. Brady

   Date:  December 12, 2002

   /s/ J. V. Glynn                           Director
       J. V. Glynn

   Date:  December 12, 2002

   /s/ W. J. Hill                            Director
       W. J. Hill

   Date:  December 12, 2002

   /s/ B. J. Kennedy                         Director
       B. J. Kennedy

   Date:  December 12, 2002

   /s/ R. E. Kidder                          Director
       R. E. Kidder

   Date:  December 12, 2002

   /s/ B. S. Lee                             Director
       B. S. Lee

   Date:  December 12, 2002

   /s/ E. T. Mann                            Director
       E. T. Mann

   Date:  December 12, 2002

   /s/ G. L. Mazanec                         Director
       G. L. Mazanec

   Date:  December 12, 2002

   /s/ J. F. Riordan                         Director
       J. F. Riordan

   Date:  December 12, 2002

   /s/ J. P. Pawlowski                       Treasurer, Principal Financial
       J. P. Pawlowski                       Officer and Principal Accounting Officer

   Date:  December 12, 2002

CERTIFICATION

        I, Philip C. Ackerman, certify that:

        1. I have reviewed this annual report on Form 10-K of National Fuel Gas Company;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Philip C. Ackerman

Philip C. Ackerman
Chairman of the Board, President and
Chief Executive Officer

CERTIFICATION

        I, Joseph P. Pawlowski, certify that:

        1. I have reviewed this annual report on Form 10-K of National Fuel Gas Company;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Joseph P. Pawlowski

Joseph P. Pawlowski
Treasurer and Principal Financial Officer