Form 10-Q
period 2002-12-31
NATIONAL FUEL GAS CO
filed 2003-02-11
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    X    NO

Indicate the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $1 Par Value, outstanding at January 31, 2003: 80,586,337 shares.

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
               Business - Three Months Ended December 31, 2002 and 2001                                 4

         b.    Consolidated Balance Sheets - December 31, 2002
               and September 30, 2002                                                                5 - 6

         c.    Consolidated Statements of Cash Flows - Three Months
               Ended December 31, 2002 and 2001                                                         7

         d.    Consolidated Statements of Comprehensive Income - Three
               Months Ended December 31, 2002 and 2001                                                  8

         e.    Notes to Consolidated Financial Statements                                            9 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                        15 - 29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     29

Item 4.  Controls and Procedures                                                                    29 - 30

               Part II. Other Information
               --------------------------

Item 1.  Legal Proceedings                                                                              30

Item 2.  Changes in Securities                                                                          31

Item 3.  Defaults Upon Senior Securities                                                                 o

Item 4.  Submission of Matters to a Vote of Security Holders                                             o

Item 5.  Other Information                                                                               o

Item 6.  Exhibits and Reports on Form 8-K                                                               31

Signature                                                                                               32

Certificatons                                                                                          33-34

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

Part I. Financial Information

Item 1. Financial Statements

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                                            December 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2002              2001
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $479,706          $392,327
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Expenses
  Purchased Gas                                                                         205,754           129,406
  Fuel Used in Heat and Electric Generation                                              19,027            15,618
  Operation and Maintenance                                                              90,772           104,546
  Property, Franchise and Other Taxes                                                    18,877            17,205
  Depreciation, Depletion and Amortization                                               45,648            44,045
  Income Taxes                                                                           27,612            22,709

-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        407,690           333,529
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Income                                                                         72,016            58,798
Income (Loss) from Unconsolidated Subsidiaries                                              241               (57)
Other Income                                                                              1,825             2,190
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                              74,082            60,931
-------------------------------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                                             23,027            21,921
  Other Interest                                                                          3,182             5,180
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                         26,209            27,101
-------------------------------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                                                  (939)             (623)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Cumulative Effect                                                          46,934            33,207
Cumulative Effect of Change in Accounting                                                  (638)                -
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    46,296            33,207

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    549,397           513,488
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        595,693           546,695
Dividends on Common Stock
 (2002 - $0.26; 2001 - $0.2525)                                                          20,881            20,061
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at December 31                                                                 $574,812          $526,634
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
     Income Before Cumulative Effect                                                      $0.58             $0.42
     Cumulative Effect of Change in Accounting                                            (0.01)                -
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.57             $0.42
================================================================================ ================= =================
  Diluted:
     Income Before Cumulative Effect                                                      $0.58             $0.41
     Cumulative Effect of Change in Accounting                                            (0.01)                -
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.57             $0.41
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          80,404,086        79,471,820
================================================================================ ================= =================
  Used in Diluted Calculation                                                        80,803,868        80,417,092
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                December 31,
                                                                                    2002            September 30,
                                                                                 (Unaudited)             2002
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,577,729          $4,512,651
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,703,715           1,667,906
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     2,874,014           2,844,745
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  26,648              22,216
   Receivables - Net                                                                   173,801              95,510
   Unbilled Utility Revenue                                                             67,603              21,918
   Gas Stored Underground                                                               52,309              77,250
   Materials and Supplies - at average cost                                             33,521              31,582
   Unrecovered Purchased Gas Costs                                                      14,500              12,431
   Prepayments                                                                          35,847              41,354
   Fair Value of Derivative Financial Instruments                                        2,746               3,807
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       406,975             306,068
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             82,385              82,385
   Unamortized Debt Expense                                                             20,061              20,635
   Other Regulatory Assets                                                              30,707              26,104
   Deferred Charges                                                                      3,868               5,914
   Other Investments                                                                    66,060              65,090
   Investments in Unconsolidated Subsidiaries                                           16,397              16,753
   Goodwill                                                                              8,255               8,255
   Other                                                                                24,972              25,360
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       252,705             250,496
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,533,694          $3,401,309
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                December 31,
                                                                                    2002            September 30,
                                                                                 (Unaudited)             2002
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding -  80,460,851 Shares
    80,264,734 Shares, Respectively                                                   $ 80,461            $ 80,265
   Paid in Capital                                                                     450,443             446,832
   Earnings Reinvested in the Business                                                 574,812             549,397
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,105,716           1,076,494
   Accumulated Other Comprehensive Loss                                                (68,319)            (69,636)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,037,397           1,006,858
Long-Term Debt, Net of Current Portion                                               1,143,070           1,145,341
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,180,467           2,152,199
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               30,364              28,785
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   272,063             265,386
   Current Portion of Long-Term Debt                                                   160,830             160,564
   Accounts Payable                                                                    140,747             100,886
   Amounts Payable to Customers                                                          1,511                   -
   Other Accruals and Current Liabilities                                              133,124             121,518
   Fair Value of Derivative Financial Instruments                                       34,723              31,204
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       742,998             679,558
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   358,436             356,220
   Taxes Refundable to Customers                                                        15,596              15,596
   Unamortized Investment Tax Credit                                                     8,722               8,897
   Other Regulatory Liabilities                                                         82,145              82,676
   Asset Retirement Obligation                                                          36,723                   -
   Other Deferred Credits                                                               78,243              77,378
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       579,865             540,767
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,533,694          $3,401,309
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2002                  2001
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                              $46,296               $33,207
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      45,648                44,045
         Deferred Income Taxes                                                          3,009                 4,637
         Cumulative Effect of Change in Accounting                                        638                     -
          (Income) Loss from Unconsolidated Subsidiaries, Net of
             Cash Distributions                                                           356                   412
         Minority Interest in Foreign Subsidiaries                                        939                   623
         Other                                                                           (755)                1,070
         Change in:
           Receivables and Unbilled Utility Revenue                                  (123,472)              (45,022)
           Gas Stored Underground and Materials and
            Supplies                                                                   23,078                27,880
           Unrecovered Purchased Gas Costs                                             (2,069)               (2,892)
           Prepayments                                                                  5,511                10,550
           Accounts Payable                                                            39,296               (29,413)
           Amounts Payable to Customers                                                 1,511                (7,686)
           Other Accruals and Current Liabilities                                      12,845                 4,407
           Other Assets                                                                (4,227)                8,570
           Other Liabilities                                                            1,440                (1,713)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                                  50,044                48,675
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (32,604)              (60,795)
   Investment in Partnerships                                                               -                  (383)
   Other                                                                                  915                15,848
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (31,689)              (45,330)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                                6,654              (133,559)
   Net Proceeds from Issuance of Long-Term Debt                                             -               148,977
   Reduction of Long-Term Debt                                                         (2,704)               (1,537)
   Dividends Paid on Common Stock                                                     (20,830)              (20,031)
   Proceeds from Issuance of Common Stock                                               2,541                 1,003
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                                 (14,339)               (5,147)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          416                   185
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase (Decrease) in Cash and Temporary Cash
Investments                                                                             4,432                (1,617)

Cash and Temporary Cash Investments at October 1                                       22,216                36,227

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                                    $26,648               $34,610
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2002                   2001
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $46,296               $33,207
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                             4,226                 2,909
   Unrealized Gain on Securities Available for Sale                                      439                   465
   Unrealized Gain (Loss) on Derivative Financial Instruments                        (13,151)               21,094
   Reclassification Adjustment for Realized (Gains) Losses on
     Derivative Financial Instruments in Net Income                                    7,631               (10,822)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                           (855)               13,646
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            154                   162
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss)
   on Derivative Financial Instruments Arising During the Period                      (5,589)                7,846
Reclassification Adjustment for Income Tax (Expense) Benefit on
   Realized (Gains) Losses from Derivative Financial Instruments
   In Net Income                                                                       3,263                (4,254)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                    (2,172)                3,754
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                      1,317                 9,892
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income (Loss)                                                          $47,613               $43,099
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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2002, 2001 and 2000 that are included in the Company’s 2002 Form 10-K. The 2003 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

          The earnings for the three months ended December 31, 2002 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2003. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation’s New York tariff. The WNC is effective for October through May billings. Distribution Corporation’s tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment’s business is influenced by weather conditions, Supply Corporation’s straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Cumulative Effect of Change in Accounting. Effective October 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost of increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company’s case, SFAS 143 changed the accounting for plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells. In prior fiscal years, the Company accounted for plugging and abandonment costs using Securities and Exchange Commission full cost accounting rules. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through October 1, 2002. This cumulative effect reduced earnings for the quarter ended December 31, 2002 by $0.6 million, net of income tax. If the new method of accounting for plugging and abandonment costs had been effective for the quarter ending December 31, 2001, there would not have been a material change to net income available for common stock for that quarter and the basic and diluted earnings per common share amounts that were reported would have remained the same.

Accounting for Goodwill. Effective October 1, 2002, the Company adopted FASB’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, the Company stopped amortization of goodwill and will test for impairment on an annual basis. The Company will complete its initial impairment test by March 31, 2003. As shown on

Item 1. Financial Statements (Cont.)

the Consolidated Balance Sheet, the Company has $8.3 million in goodwill. While the quarter ended December 31, 2002 did not have any amortization expense associated with goodwill, the quarter ended December 31, 2001 had $138,867 of goodwill amortization expense.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                                     At December 31, 2002               At September 30, 2002
                                                     --------------------               ---------------------

Minimum Pension Liability Adjustment                         $(34,435)                          $(34,435)
Cumulative Foreign Currency
    Translation Adjustment                                    (10,589)                           (14,815)
Net Unrealized Loss on Derivative
    Financial Instruments                                     (23,739)                           (20,545)
Net Unrealized Gain on Securities
     Available for Sale                                           444                                159
                                                           ----------                         ----------
Accumulated Other Comprehensive Loss                         $(68,319)                          $(69,636)
                                                             ========                           ========

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended December 31, 2002 and 2001, 11,417,230 and 2,838,732 stock options, respectively, were excluded as being antidilutive.

Item 1. Financial Statements (Cont.)

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):
                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             ----------------------------------------
                                                                                      2002                2001
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $18,794              $13,331
     State                                                                             4,675                4,556
     Foreign                                                                           1,134                  185

  Deferred Income Taxes
     Federal                                                                           1,196                2,023
     State                                                                               (27)                  51
     Foreign                                                                           1,840                2,563
                                                                             ------------------- --------------------
                                                                                      27,612               22,709

Other Income:
  Deferred Investment Tax Credit                                                        (174)                (174)

Minority Interest in Foreign Subsidiaries                                               (425)                (249)
Cumulative Effect of Change in Accounting                                               (354)                   -
                                                                             ------------------- --------------------

Total Income Taxes                                                                   $26,659              $22,286
                                                                             =================== ====================
The U.S. and foreign components of income before income taxes are as follows (in thousands):
                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                      2002                2001
                                                                             ------------------- --------------------

U.S.                                                                                 $70,025              $49,236
Foreign                                                                                2,930                6,257
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                     $72,955              $55,493
============================================================================ =================== ====================

          Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

Item 1. Financial Statements (Cont.)
                                                                                       Three Months Ended
                                                                                          December 31,
                                                                             ----------------------------------------
                                                                                     2002                 2001
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                               $25,534              $19,422

Increase (reduction) in taxes resulting from:
  State income taxes                                                                   3,021                2,995
  Foreign tax differential                                                            (1,404)                 309
  Miscellaneous                                                                         (492)                (440)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                 $26,659              $22,286
============================================================================ =================== ====================

          Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                             At December 31, 2002           At September 30, 2002
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $431,047                     $417,673
  Other                                                               20,805                       27,930
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       451,852                      445,603
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Other                                                             (93,416)                      (89,383)
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                           (93,416)                      (89,383)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $358,436                     $356,220
====================================================== ================================= ============================

Note 3 - Capitalization

Common Stock. During the three months ended December 31, 2002, the Company issued 199,561 shares of common stock under the Company’s stock and benefit plans. The Company also repurchased and cancelled 3,444 shares of common stock.

Note 4 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2002, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.1 million to $6.1 million. The minimum liability of $5.1 million has been recorded on the Consolidated Balance Sheet at December 31, 2002. Other than discussed in Note H of the 2002 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

          For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2002 Form 10-K.

Item 1. Financial Statements (Cont.)

Other. The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the period of resolution, none of these matters are expected to change materially the Company's present liquidity position, nor have a material adverse effect on the financial condition of the Company.

Note 5 – Business Segment Information. The Company has six reportable segments: Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing, and Timber. The breakdown of the Company’s reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

          The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2002 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2002 Form 10-K.

Item 1. Financial Statements (Concl.)

Quarter Ended December 31, 2002 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                                    Exploration                                     Total                 Corporate and
                         Pipeline      and                     Energy             Reportable               Intersegment      Total
                Utility and Storage Production  International Marketing  Timber    Segments    All Other   Eliminations   Consolidated

---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $290,073   $21,435       $73,471     $37,790    $42,676   $13,789    $479,234       $472           $ -         $479,706

Intersegment
Revenues           4,742    21,678            -           -          -         -      26,420          -        (26,420)              -

Segment
Profit
(Loss):
Income Before
Cumulative
Effect of
Change in         19,277    10,734        8,811       2,771       1,586    3,722      46,901         180        (147)           46,934
Accounting

Quarter Ended December 31, 2001 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                                    Exploration                                      Total                Corporate and
                         Pipeline      and                     Energy             Reportable               Intersegment      Total
                Utility and Storage Production  International Marketing  Timber    Segments    All Other   Eliminations   Consolidated

---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $222,355   $20,794      $75,000     $30,538    $32,785   $10,331    $391,803       $524          $  -         $392,327

Intersegment
Revenues           5,633    22,151            -           -          -         -      27,784      1,844        (29,628)              -
Segment
Profit
(Loss):           18,041    10,014        1,441         993       1,948    1,538      33,975           5        (773)           33,207
Net Income

Note 6 - Subsequent Event. On February 6, 2003, the Company acquired the Empire State Pipeline (Empire) from Duke Energy Corporation for $180.0 million in cash plus approximately $58.0 million of project debt. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Chippawa Channel of the Niagara River near Buffalo, New York, which is within the Company’s service territory, and terminates in Central New York just north of Syracuse, New York. Empire can transport 525 million cubic feet of gas per day and currently has almost all of its capacity under contract, with a substantial portion being long-term contracts. The initial financing of the acquisition was accomplished through short-term borrowings. Long-term financing alternatives include issuing stock and selling non-regulated assets such as Timber acreage and Exploration and Production reserves. Presently, negotiations are ongoing for the sale of 70,000 acres of timber and the Company expects that a purchase agreement will be finalized soon.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2002 Form 10-K. There have been no subsequent changes to that disclosure.

Earnings

          The Company’s earnings were $46.3 million, or $.57 per common share ($.57 per common share on a diluted basis), for the quarter ended December 31, 2002. This compares to earnings of $33.2 million, or $0.42 per common share ($0.41 per common share on a diluted basis), for the quarter ended December 31, 2001. However, earnings for the three months ended December 31, 2002 included a reduction to earnings in the amount of $0.6 million ($0.01 per common share on a basic and diluted basis) representing the cumulative effect of a change in accounting for plugging and abandonment costs in the Company’s Exploration and Production segment. Earnings for the three months ended December 31, 2002 before the cumulative effect of a change in accounting were $46.9 million. The increase in earnings of $13.7 million (exclusive of the cumulative effect of change in accounting) is primarily the result of higher earnings in the Exploration and Production segment. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31 (Thousands)                                    2002              2001         (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Utility                                                                     $ 19,277          $ 18,041          $ 1,236
Pipeline and Storage                                                          10,734            10,014              720
Exploration and Production (1)                                                 8,173             1,441            6,732
International                                                                  2,771               993            1,778
Energy Marketing                                                               1,586             1,948             (362)
Timber                                                                         3,722             1,538            2,184
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Reportable Segments                                                  46,263            33,975           12,288
All Other                                                                        180                 5              175
Corporate                                                                       (147)             (773)             626
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Consolidated (1)                                                   $ 46,296          $ 33,207         $ 13,089
---------------------------------------------------------------------- ---------------- ----------------- ----------------

(1)   Exclusive of the Cumulative Effect of Change in Accounting, earnings for the three months ended
December 31, 2002 for the Exploration and Production segment and Total Consolidated would have been $8,811 and $46,934, respectively.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility

Utility Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2002              2001          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales Revenues:
    Residential                                                             $207,985          $164,836         $ 43,149
    Commercial                                                                34,840            25,994            8,846
    Industrial                                                                 6,835             3,166            3,669
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             249,660           193,996           55,664
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                            26,308            11,345           14,963
  Transportation                                                              22,510            22,493               17
  Other                                                                       (3,663)              154           (3,817)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $294,815          $227,988         $ 66,827
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Utility Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (million cubic feet) (MMcf)                    2002              2001          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales:
    Residential                                                               22,880            17,913            4,967
    Commercial                                                                 4,095             3,117              978
    Industrial                                                                 1,310               698              612
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              28,285            21,728            6,557
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                             5,267             3,949            1,318
  Transportation                                                              16,523            15,235            1,288
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              50,075            40,912            9,163
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Operating revenues for the Utility segment increased $66.8 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. The increase in revenues is primarily the result of an increase in sales volumes, as shown above, and an increase in the average cost of purchased gas ($5.67 and $4.91 per thousand cubic feet (Mcf) during the quarters ended December 31, 2002 and 2001, respectively). Purchased gas costs are recovered dollar for dollar in revenues. Colder weather, as shown in the table below, was the major factor for the increase in retail sales volumes and transportation volumes. Greater off-system sales volumes and higher gas prices for such sales contributed to an increase in off-system sales revenues; however, the margins resulting from off-system sales are minimal. The decrease in other revenues primarily reflects estimated refund provisions recorded in the quarters ended December 31, 2002 and 2001 amounting to $5.5 million and $1.6 million, respectively. These refund provisions were recorded in the Utility’s New York jurisdiction under an earnings sharing mechanism. This earnings sharing mechanism, which is in accordance with the three-year rate settlement reached with the NYPSC that went into effect October 1, 2000 (New York Rate Settlement), requires the Utility to share with customers 50% of earnings above a predetermined amount. The final refund for the New York Rate Settlement will not be known until the end of 2003.

          The Utility segment’s earnings for the quarter ended December 31, 2002 were $19.3 million, an increase of $1.2 million when compared with the quarter ended December 31, 2001. The major factor for this increase was the impact of weather, which in the Pennsylvania jurisdiction was approximately 34% colder than last year’s first quarter. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers. For the quarter ended December 31, 2002, the WNC resulted in a benefit to customers of $1.3 million since it was colder than normal. For the quarter ended December 31, 2001, the WNC preserved earnings of $4.5 million (after tax) for Distribution Corporation since it was warmer than normal. The refund provision discussed above partially offset the positive impact of colder weather in the Pennsylvania jurisdiction as the New York jurisdiction trued-up its cumulative refund provision under the earnings sharing mechanism in its New York Rate Settlement through December 31, 2002. As mentioned above, the final refund will not be known until the end of 2003.

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                  Percent
Three Months Ended                                                                              Colder Than
                                                                                      --------------------------------
December 31                           Normal          2002              2001               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,311          2,383             1,799                3.1             32.5
Erie                                   2,016          2,227             1,659                10.5            34.2
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2002              2001          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                          $21,813           $22,383          $ (570)
Interruptible Transportation                                                     347               780            (433)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              22,160            23,163          (1,003)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Storage Service                                                          15,769            15,374              395
Other                                                                          5,184             4,408              776
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             $43,113           $42,945            $ 168
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Pipeline and Storage Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2002              2001          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                           84,694            72,050           12,644
Interruptible Transportation                                                     790             1,990           (1,200)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              85,484            74,040           11,444
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Operating revenues for the Pipeline and Storage segment increased $.2 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. Higher revenues from unbundled pipeline sales and open access transportation and higher storage service revenues were largely offset by lower transportation revenues. Unbundled pipeline sales and open access transportation revenues are included in “Other” revenue in the table above. While transportation volumes increased, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design which allows for recovery of substantially all fixed costs in the demand or reservation charge.

          Earnings in the Pipeline and Storage segment increased $.7 million from $10.0 million for the quarter ended December 31, 2001 to $10.7 million for the quarter ended December 31, 2002. The major factor for this increase was lower operation and maintenance expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Exploration and Production

Exploration and Production Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31 (Thousands)                                  2002              2001          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
  Gas (after Hedging)                                                       $35,762           $35,104            $ 658
  Oil (after Hedging)                                                        36,629            33,337            3,292
  Gas Processing Plant                                                        6,561             4,219            2,342
  Other                                                                        (461)            5,442           (5,903)
  Intrasegment Elimination *                                                 (5,020)           (3,102)          (1,918)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $73,471           $75,000          $(1,529)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

* Represents the  elimination of certain West Coast gas production  included in "Gas (after  Hedging)" in the table above that was sold to the gas  processing  plant  shown in the  table  above.  An  elimination  for the same  dollar  amount  was made to  reduce  the gas processing plant's Purchased Gas expense.

Production Volumes
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                                                           Increase
Three Months Ended December 31                                              2002             2001         (Decrease)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Gas Production (million cubic feet)
  Gulf Coast                                                               5,359            7,188          (1,829)
  West Coast                                                               1,196            1,246             (50)
  Appalachia                                                               1,088            1,058              30
  Canada                                                                   1,506            1,831            (325)
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           9,149           11,323          (2,174)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Oil Production (thousands of barrels)
  Gulf Coast                                                                 390              454             (64)
  West Coast                                                                 736              748             (12)
  Appalachia                                                                   2                2               -
  Canada                                                                     640              755            (115)
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           1,768            1,959            (191)
------------------------------------------------------------------ ---------------- ---------------- ----------------

Average Prices
------------------------------------------------------------------ --------------- ----------------- ----------------
                                                                                                           Increase
Three Months Ended December 31                                              2002              2001        (Decrease)
------------------------------------------------------------------ --------------- ----------------- ----------------
Average Gas Price/Mcf
  Gulf Coast                                                               $4.19             $2.41            $1.78
  West Coast                                                               $4.05             $2.35            $1.70
  Appalachia                                                               $3.62             $3.66           $(0.04)
  Canada                                                                   $3.59             $2.07            $1.52
  Weighted Average                                                         $4.01             $2.47            $1.54
  Weighted Average After Hedging                                           $3.91             $3.10            $0.81

Average Oil Price/barrel (bbl)
  Gulf Coast                                                              $26.99            $19.16            $7.83
  West Coast                                                              $23.79            $15.35            $8.44
  Appalachia                                                              $27.47            $24.93            $2.54
  Canada                                                                  $23.03            $14.40            $8.63
  Weighted Average                                                        $24.23            $15.88            $8.35
  Weighted Average After Hedging                                          $20.72            $17.01            $3.71
------------------------------------------------------------------ --------------- ----------------- ----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Operating revenues for the Exploration and Production segment decreased $1.5 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. The main reason for this decrease is that the quarter ended December 31, 2001 included a positive mark-to-market adjustment associated with certain derivative financial instruments in the amount of $5.1 million that did not recur in the quarter ended December 31, 2002. The mark-to-market adjustment is reflected in the “Other” revenues decrease of $5.9 million shown in the table above. Offsetting this decrease, oil production revenue after hedging increased $3.3 million from the quarter ended December 31, 2001 as the weighted average price of oil after hedging increased 22%, and gas processing plant revenues increased $2.3 million due to higher gas prices. Gas production revenue after hedging also increased $0.7 million as the weighted average price of gas after hedging increased 26%. The revenue increase resulting from higher weighted average gas prices after hedging helped offset the revenue decrease associated with a 2.2 billion cubic feet (Bcf) decline in gas production. Most of this production decline occurred in the Gulf Coast of Mexico (a 1.8 Bcf decline). The Company had anticipated some of this decline in production due to its plan to phase out of that region. However, the production decline in the Gulf Coast of Mexico was amplified by the shutting-in of production during Hurricane Lili. As a result of the hurricane, some wells have not returned (and are not expected to return) to pre-hurricane production levels and certain anticipated production for fiscal 2003 will be delayed until fiscal 2004. As a result, the Company has revised its fiscal 2003 production estimates from 80 to 85 Bcf equivalent (Bcfe) to 76 to 81 Bcfe.*

          The Exploration and Production segment’s earnings for the quarter ended December 31, 2002 were $8.2 million compared with earnings of $1.4 million for the quarter ended December 31, 2001. However, as discussed above, earnings for the three months ended December 31, 2002 included a reduction to earnings in the amount of $0.6 million representing the cumulative effect of a change in accounting for plugging and abandonment costs. Exclusive of the cumulative effect, earnings in the Exploration and Production segment for the three months ended December 31, 2002 were $8.8 million. In the quarter ended December 31, 2001, this segment recorded a non-recurring net $3.3 million (after tax) non-cash charge to reserve for the Company’s exposure to Enron Corp. (“Enron”). Exclusive of this non-cash charge, earnings in the Exploration and Production segment for the three months ended December 31, 2001 were $4.7 million. The increase in earnings of $4.1 million (exclusive of the cumulative effect of change in accounting and the non-cash Enron reserve) was largely due to higher oil and gas prices and lower workover expenses in the Gulf of Mexico.

International

International Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31 (Thousands)                                     2002              2001       (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating                                                                    $28,155           $22,673         $ 5,482
   Electricity                                                                  8,929             7,099           1,830
   Other                                                                          706               766             (60)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              $37,790           $30,538         $ 7,252
--------------------------------------------------------------------- ---------------- ----------------- ----------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
International Heating and Electric Volumes
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31                                               2002              2001          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating Sales (Gigajoules) (1)                                           3,234,863         3,231,692            3,171
   Electricity Sales (megawatt hours)                                         284,089           261,681           22,408

--------------------------------------------------------------------- ---------------- ----------------- ----------------
(1) Gigajoules = one billion joules.  A joule is a unit of energy.

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Operating revenues for the International segment increased $7.3 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. The increase was primarily due to higher heating revenues and electricity revenues. Heating revenues increased due to higher rates (approximately 3%) and higher volumes. Electricity revenues increased due to a 9% increase in electric volumes, which more than offset a 3% rate decrease. Another factor in the overall increase in International segment revenues was an increase in the average value of the Czech Koruna (CZK) compared to the U.S. dollar.

          The International segment's earnings for the quarter ended December 31, 2002 were $2.8 million, an increase of $1.8 million when compared with earnings of $1.0 million for the quarter ended December 31, 2001. The increase can largely be attributed to higher margins resulting from the increase in heating and electricity revenues and the increase in the average value of the CZK discussed above.

Energy Marketing

Energy Marketing Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2002             2001        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas (after Hedging)                                                      $42,674          $32,804            $9,870
Other                                                                                  2              (19)               21
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                 $42,676          $32,785            $9,891
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Energy Marketing Volumes
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31                                                      2002             2001        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas - (MMcf)                                                               7,674            7,190               484
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Operating revenues for the Energy Marketing segment increased $9.9 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. This increase largely reflects higher gas sales revenue due to an increase in the price of natural gas.

          The Energy Marketing segment’s earnings for the quarter ended December 31, 2002 were $1.6 million, a decrease of $0.3 million when compared with earnings of $1.9 million for the quarter ended December 31, 2001. This decrease is largely a result of lower margins on gas sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Timber

Timber Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2002             2001        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                         $7,720           $5,378           $2,342
Green Lumber Sales                                                                 1,582            1,644              (62)
Kiln Dry Lumber Sales                                                              4,215            3,082            1,133
Other                                                                                272              227               45
---------------------------------------------------------------------- ------------------- ---------------- -----------------
Operating Revenues                                                               $13,789          $10,331           $3,458
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Timber Volumes (in Board Feet)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2002             2001        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                          2,576            2,123              453
Green Lumber Sales                                                                 3,163            3,010              153
Kiln Dry Lumber Sales                                                              2,774            1,972              802
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                   8,513            7,105            1,408
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2002 Compared with Quarter Ended December 31, 2001

Operating revenues for the Timber segment increased $3.5 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. This increase is largely due to an increase in sales volume, specifically cherry logs and cherry lumber. Cherry logs and lumber command the highest price.

          The Timber segment’s earnings for the quarter ended December 31, 2002 were $3.7 million, an increase of $2.2 million when compared with earnings of $1.5 million for the quarter ended December 31, 2001. Higher margin resulting from the increase in sales volume discussed above was the main factor in the earnings increase.

Income (Loss) from Unconsolidated Subsidiaries

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

          The Company recorded income of $0.2 million during the quarter ended December 31, 2002 related to its investments in the unconsolidated subsidiaries discussed above. This compares with a loss of $0.1 million recorded during the quarter ended December 31, 2001. The increase of $0.3 million is largely due to a $0.4 million increase in income from the Company’s investment in Seneca Energy.

Interest Charges

Interest on long-term debt increased $1.1 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. This increase can be attributed primarily to a higher average amount of long-term debt outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

          Other interest charges decreased $2.0 million for the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. This decrease resulted mainly from a decrease in the average amount of short-term debt outstanding.

          The increase in the average amount of long-term debt outstanding and the decrease in the average amount of short-term debt outstanding and the resulting impact on interest expense can be attributed to the November 2001 medium-term note issuance. In November 2001, the Company issued $150.0 million of 6.70% medium-term notes due in November 2011. Proceeds from the medium-term note issuance were used to reduce short-term borrowings.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of cash during the three-month period ended December 31, 2002 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock and benefit plans, as well as by short-term borrowings.

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, cumulative effect of change in accounting, income or loss from unconsolidated subsidiaries net of cash distributions, and minority interest in foreign subsidiaries.

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

          Cash provided by operating activities in the Exploration and Production segment may vary from period to period as a result of changes in the commodity prices of natural gas and crude oil. The Company uses various derivative financial instruments, including price swap agreements and no cost collars in an attempt to manage this energy commodity price risk.

          Net cash provided by operating activities totaled $50.0 million for the three months ended December 31, 2002, an increase of $1.3 million compared with the $48.7 million provided by operating activities for the three months ended December 31, 2001. Higher cash receipts from the sale of oil and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

gas in the Exploration and Production segment due to higher oil and gas prices were largely offset by higher working capital requirements in the Utility segment due to higher gas prices.

Investing Cash Flow

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment.

The Company’s expenditures for long-lived assets totaled $32.6 million during the three months ended December 31, 2002. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Three Months Ended December 31, 2002
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                         Total
                                                                    Expenditures for
                                                                    Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                                             $13.1
      Pipeline and Storage                                                  5.6
      Exploration and Production                                           12.7
      International                                                         0.5
      Timber                                                                0.7
      Energy Marketing                                                        -
      All Other                                                               -
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                          $32.6
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

          February 6, 2003, the Company acquired the Empire State Pipeline (Empire) from Duke Energy Corporation for $180.0 million in cash plus approximately $58.0 million of project debt. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Chippawa Channel of the Niagara River near Buffalo, New York, which is within the Company’s service territory, and terminates in Central New York just north of Syracuse, New York. Empire can transport 525 million cublc feet of gas per day and currently has almost all of its capacity under contract, with a substantial portion being long-term contracts. The initial financing of the acquisition was accomplished through short-term borrowings. Long-term financing alternatives include issuing stock and selling non-regulated assets such as Timber acreage and Exploration and Production reserves.* Presently, negotiations are ongoing for the sale of 70,000 acres of timber and the Company expects that a purchase agreement will be finalized soon.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

          The Company also continues to explore various opportunities to participate in transporting gas to the Northeast, either through Supply Corporation’s system or in partnership with others. This includes the proposed Northwinds Pipeline that the Company and TransCanada PipeLines Limited are pursuing. This project would be a 215-mile, 30-inch natural gas pipeline that would originate in Kirkwall, Ontario, cross into the United States near Buffalo, New York and follow a southerly route to its destination in the Ellisburg-Leidy area in Pennsylvania.* The Company did not incur any material costs associated with this project during the quarter ended December 31, 2002. The initial capacity of the pipeline would be approximately 500 million cubic feet of natural gas per day with the estimated cost of the pipeline ranging from $350-$400 million.* If the pipeline is constructed, it is possible that a significant amount of the construction costs would be financed by banks or other financial institutions with the pipeline serving as collateral for the financing arrangement.*

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2002 included approximately $12.2 million for on-shore drilling construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as onshore geological and geophysical costs and fixed asset purchases. Of the $12.2 million amount, $7.1 million was spent on the Exploration and Production segment’s Canadian properties. The Exploration and Production segment’s capital expenditures also included approximately $0.5 million for Seneca’s offshore program in the Gulf of Mexico.

International

The majority of the International segment capital expenditures were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures were made for purchases of equipment for Highland’s sawmill and kiln operations. As discussed above, negotiations are ongoing for the sale of 70,000 acres of timber and the Company expects that a purchase agreement will be finalized soon.*

          The Company continuously evaluates capital expenditures and investments in corporations and partnerships. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

          Consolidated short-term debt increased $6.7 million during the first quarter of 2003. The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

million of short-term debt at any time through December 31, 2005. The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a committed $220 million, 364-day and 3-year credit facility. Under this committed credit facility, the Company agrees that its debt to capitalization ratio will not at the last day of any fiscal quarter, exceed .65 from September 30, 2002 through September 30, 2003, .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. With regards to the Company’s short-term notes payable to banks, the Company utilizes uncommitted bank lines of credit aggregating to $440.0 million. These uncommitted bank lines of credit are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* If a downgrade in the Company’s commercial paper program credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or seek other liquidity sources, including cash provided by operations.* At December 31, 2002, the Company had outstanding short-term notes payable to banks and commercial paper of $152.3 million and $119.8 million, respectively.

          The Company’s present liquidity position is believed to be adequate to satisfy known demands.* Under the Company’s existing indenture covenants, at December 31, 2002, the Company would have been permitted to issue up to a maximum of $230.0 million in additional long-term unsecured indebtedness at projected market interest rates (subject to the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt.

          The Company’s indenture also contains certain cross-default provisions wherein the failure by the Company to pay the scheduled interest or principal on its outstanding short-term or long-term debt (if such failure is not cured) could trigger the obligation to re-pay the debt outstanding under said indenture. The Company believes that it has adequate committed credit facilities in place to protect against such defaults.*

          The Company also has authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue long-term debt securities and equity securities in amounts not exceeding $1.5 billion at any one time outstanding during the order’s authorization period, which extends to December 31, 2005. In January 2003, the Company registered and has available $800 million of debt and equity securities under the Securities Act of 1933.

          The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $30.4 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $9.5 million. The Company has guaranteed 50% or $4.8 million of these capital lease commitments.

          The following table summarizes the Company’s contractual financial commitments at December 31, 2002 and the twelve-month periods over which they occur:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
-------------------------------------- -----------------------------------------------------------------------------------------
                                                                 Payments by Expected Maturity Dates
                                       -----------------------------------------------------------------------------------------
(Millions of Dollars)                      2003         2004         2005        2006        2007    Thereafter         Total
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------
Long-Term Debt                             160.8       235.8          4.8         3.3           -       899.2         $1,303.9
Short-Term Bank Notes                      152.3           -            -           -           -           -            152.3
Commercial Paper                           119.8           -            -           -           -           -            119.8
Operating Lease Commitments                  8.0         6.1          4.8         3.4         2.6         5.5             30.4
Capital Lease Commitments                    0.6         0.6          0.8         0.7         0.6         1.5              4.8
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------

          The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, indenture requirements, regulatory authorizations, and the requirements of the Company.

The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2002 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

RATE MATTERS

Utility Operation

Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) that establishes rates for a three-year period beginning October 1, 2000. For a complete discussion of this Agreement, refer to "Rate Matters" in Item 7 of the Company's 2002 Form 10-K. There have been no subsequent changes to that disclosure.

On September 20, 2001, the NYPSC issued an order under which Distribution Corporation was Ordered to Show Cause why an action for penalties up to $19 million should not be commenced against it for alleged violations of consumer protection requirements. According to the NYPSC, the alleged violations may have caused or contributed to the death of an individual in an unheated apartment. On December 3, 2001, Distribution Corporation filed its response (submitted under a seal of confidentiality imposed by the Supreme Court, Erie County designed to protect the personal privacy interests of the deceased individual) and requested that the NYPSC either close (dismiss) the Show Cause proceeding based on the evidence presented in Distribution’s response, or hold investigatory hearings “to demonstrate that a penalty action is unwarranted.” On July 25, 2002 the NYPSC issued an order granting Distribution Corporation’s request for hearings, and referred the matter to an administrative law judge for scheduling. The Company believes and will continue to vigorously assert that the NYPSC’s allegations lack merit.

Pennsylvania Jurisdiction

Distribution Corporation currently does not have a rate case on file with the Pennsylvania Public Utility Commission (PaPUC). On January 27, 2003, Distribution Corporation petitioned the PaPUC for a waiver of a rate case filing requirement relating to use of historic information for the purpose of establishing new rates. The purpose of the filing is to permit Distribution Corporation to file a rate case on or before April 1, 2003 using projections based on the fiscal year ended September 30, 2002. The outcome of Distribution Corporation's effort cannot be ascertained at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the FERC. Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

Other Matters

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2002, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $5.1 million to $6.1 million.* The minimum liability of $5.1 million has been recorded on the Consolidated Balance Sheet at December 31, 2002. Other than discussed in Note H of the 2002 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

          For further discussion refer to Note H - Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2002 Form 10-K.

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

Item 4. Controls and Procedures

The following information includes the evaluation of disclosure controls and procedures by the Company’s Chief Executive Officer and Treasurer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

          The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act.) These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this Quarterly Report on Form 10-Q (Evaluation Date), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective to accomplish those tasks

Changes in internal controls

          The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Part II. Other Information

Item 1. Legal Proceedings

In an action instituted in the New York State Supreme Court, Chautauqua County on January 31, 2000 against Seneca Resources Corporation (“Seneca”), National Fuel Resources, Inc., and “National Fuel Gas Corporation,” Donald J. and Margaret Ortel and Brian and Judith Rapp, “individually and on behalf of all those similarly situated,” allege, in an amended complaint which adds National Fuel Gas Company as a party defendant (a) that Seneca underpaid royalties due under leases operated by it, and (b) that Seneca’s co-defendants (i) fraudulenty participated in nd concealed such alleged underpayment, and (ii)

Part II. Other Information (Cont.)

induced Seneca’s alleged breach of such leases. Plaintiffs seek an accounting, declaratory and related injunctive relief, and compensatory and exemplary damages. Defendants have denied each of plaintiffs’ material substantive allegations and set up twenty-five affirmative defenses in separate verified answers.

          A motion was made by plaintiffs on July 15, 2002 to certify a class comprising all persons presently and formerly entitled to receive royalties on the sale of natural gas produced and sold from wells operated in New York by Seneca (and its predecessor Empire Exploration, Inc). On December 23, 2002, the court granted certification of the proposed class, as modified to exclude those leaseholders whose leases provide for calculation of royalties based upon a flat fee, or flat fee per cubic foot of gas produced. The court’s order states that there are approximately 749 potential class members.

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

          The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the period of resolution, none of these matters are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.

Item 2. Changes in Securities

On October 1, 2002, the Company issued a total of 2,160 unregistered shares of Company common stock to the nine non-employee directors of the Company, 240 shares to each such director. These shares were issued as partial consideration for the directors’ services during the quarter ended December 31, 2002, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K
         (a)      Exhibits

                          (3(ii))  National Fuel Gas Company By-Laws as amended on December 12, 2002

                          (12)     Statements regarding Computation of Ratios:
                                   Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 2002 and the Fiscal Years Ended
                                   September 30, 1998 through 2002.
Item 6. Exhibits and Reports on Form 8-K (Cont.)
                         (99)      Additional Exhibits:

                          99.1     National Fuel Gas Company Consolidated Statement of Income for the Twelve
                                   Months Ended December 31, 2002 and 2001.

                          99.2     Written statements of Chief Executive Officer and Principal Financial Officer
                                   furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K

                                    A report on Form 8-K dated  September  12, 2002 was filed on October 3, 2002 to file an exhibit for an  Underwriting  Agreement  among the  Company,  Goldman  Sachs and Co. and Edward D. Jones & Co.,
                                    L.P. This report also presented an exhibit for an Officer's  Certificate  establishing  6.50% notes due 2022.  These exhibits were filed under Item 7, "Financial Statements and Exhibits."

                                    A report on Form 8-K dated  October 3, 2002 was filed on October 4, 2002  regarding a press release issued by the  Company  regarding  its  agreement  to acquire  the  Empire  State  Pipeline  from a subsidiary of Duke Energy  Corporation.  This  information  was filed under Item 5, "Other Events."
                                    Exhibits were filed under Item 7, "Financial Statements and Exhibits."

                                    A report on Form 8-K dated  October  24,  2002 was filed on  October  28,  2002  regarding  a press release issued by the Company,  concerning earnings for the fiscal year ended September 30, 2002 as disclosed  in a  conference  call on October 25,  2002.  This  Information  was filed under Item 5,
                                    "Other Events."  Exhibits were filed under Item 7, "Financial Statements and Exhibits."

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          NATIONAL FUEL GAS COMPANY
                                                          -------------------------
                                                                (Registrant)

                                                          /s/Joseph P. Pawlowski
                                                          --------------------------------------
                                                          Joseph P. Pawlowski
                                                          Treasurer, Principal Financial Officer
                                                          and Principal Accounting Officer
Date: February 11, 2003

CERTIFICATION

        I, Philip C. Ackerman, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of National Fuel Gas Company;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Philip C. Ackerman

Philip C. Ackerman
Chairman of the Board, President and
Chief Executive Officer

CERTIFICATION

        I, Joseph P. Pawlowski, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of National Fuel Gas Company;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Joseph P. Pawlowski

Joseph P. Pawlowski
Treasurer and Principal Financial Officer

EXHIBIT INDEX
(Form 10-Q)

Exhibit 3                  National Fuel Gas Company By Laws

Exhibit 12                 Statements regarding Computation of Ratios:

                           Ratio of  Earnings  to Fixed  Charges  for the Twelve
                           Months  Ended  December 31, 2002 and the Fiscal Years Ended
                           September 30, 1998 through 2002.

Exhibit 99.1               National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended December 31, 2002
                           and 2001.

Exhibit 99.2               National Fuel Gas Company Statement Furnished Pursuant to Section 906
                           of Sarbanes-Oxley Act of 2002.