Form 10-Q
period 2003-03-31
NATIONAL FUEL GAS CO
filed 2003-05-15
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

      Common stock, $1 par value, outstanding at April 30, 2003: 80,790,460 shares.

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

INDEX

           Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings Reinvested in the Business - Three and Six Months Ended March 31, 2003 and 2002

Consolidated Balance Sheets - March 31, 2003 and September 30, 2002

Consolidated Statement of Cash Flows - Six Months Ended March 31, 2003 and 2002

Consolidated Statement of Comprehensive Income - Three Months and Six Months Ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

           Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Certifications

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

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                                             March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2003              2002
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $809,065          $477,436
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         451,416           173,216
  Fuel Used in Heat and Electric Generation                                              23,124            16,929
  Operation and Maintenance                                                             104,084           100,933
  Property, Franchise and Other Taxes                                                    24,477            20,108
  Depreciation, Depletion and Amortization                                               49,261            43,114
  Income Taxes                                                                           50,299            33,808
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        702,661           388,108
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        106,404            89,328
Income (Loss) from Unconsolidated Subsidiaries                                              287              (193)
Other Income                                                                              2,552             1,092
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                             109,243            90,227
-------------------------------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                                             23,597            23,231
  Other Interest                                                                          3,317             3,726
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                         26,914            26,957
-------------------------------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                                                (1,791)           (1,346)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    80,538            61,924

EARNINGS REINVESTED IN THE BUSINESS
Balance at December 31                                                                  566,557           526,634
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        647,095           588,558
Dividends on Common Stock
 (2003 - $0.26; 2002 - $0.2525)                                                          20,934            20,112
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $626,161          $568,446
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $1.00             $0.78
================================================================================ ================= =================
  Diluted                                                                                 $0.99             $0.77
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          80,588,927        79,664,218
================================================================================ ================= =================
  Used in Diluted Calculation                                                        80,999,321        80,776,274
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

                                                                                            March 31,
(Dollars in Thousands, Except Per Common Share Amounts)                               2003              2002
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                   $1,288,771          $869,763
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                        657,170           302,621
  Fuel Used in Heat and Electric Generation                                              42,151            32,547
  Operation and Maintenance                                                             194,856           205,479
  Property, Franchise and Other Taxes                                                    43,354            37,313
  Depreciation, Depletion and Amortization                                               94,909            87,159
  Income Taxes                                                                           77,912            56,518
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                      1,110,352           721,637
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        178,419           148,126
Income (Loss) from Unconsolidated Subsidiaries                                              528              (250)
Other Income                                                                              4,378             3,282
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Interest Charges and
  Minority Interest in Foreign Subsidiaries                                            183,325           151,158
-------------------------------------------------------------------------------- ----------------- -----------------

Interest Charges
  Interest on Long-Term Debt                                                            46,624            45,152
  Other Interest                                                                          6,500             8,907
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                         53,124            54,059
-------------------------------------------------------------------------------- ----------------- -----------------
Minority Interest in Foreign Subsidiaries                                                (2,730)           (1,969)
-------------------------------------------------------------------------------- ----------------- -----------------

Income Before Cumulative Effect of Changes in Accounting                                127,471            95,130
Cumulative Effect of Changes in Accounting                                               (8,892)                -
-------------------------------------------------------------------------------- ----------------- -----------------
Net Income Available for Common Stock                                                   118,579            95,130

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    549,397           513,488
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        667,976           608,618
Dividends on Common Stock
 (2003 - $0.52; 2002 - $0.505)                                                           41,815            40,172
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $626,161          $568,446
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
      Income Before Cumulative Effect of Changes in Accounting                            $1.58             $1.20
      Cumulative Effect of Changes in Accounting                                          (0.11)                -
-------------------------------------------------------------------------------- ----------------- -----------------
      Net Income Available for Common Stock                                               $1.47             $1.20
================================================================================ ================= =================
  Diluted:
      Income Before Cumulative Effect of Changes in Accounting                            $1.58             $1.18
      Cumulative Effect of Changes in Accounting                                          (0.11)                -
-------------------------------------------------------------------------------- ----------------- -----------------
      Net Income Available for Common Stock                                               $1.47             $1.18
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                         80,495,496        79,566,962
================================================================================ ================= =================
  Used in Diluted Calculation                                                        80,895,211        80,592,122
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                   March 31,
                                                                                    2003            September 30,
                                                                                 (Unaudited)             2002
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,871,120          $4,512,651
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,776,248           1,667,906
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     3,094,872           2,844,745
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  65,609              22,216
   Receivables - Net                                                                   325,851              95,510
   Unbilled Utility Revenue                                                             62,587              21,918
   Gas Stored Underground                                                                7,037              77,250
   Materials and Supplies - at average cost                                             31,979              31,582
   Unrecovered Purchased Gas Costs                                                           -              12,431
   Prepayments                                                                          34,845              41,354
   Fair Value of Derivative Financial Instruments                                          778               3,807
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       528,686             306,068
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             86,797              82,385
   Unamortized Debt Expense                                                             23,427              20,635
   Other Regulatory Assets                                                              56,375              26,104
   Deferred Charges                                                                      3,055               5,914
   Other Investments                                                                    67,131              65,090
   Investments in Unconsolidated Subsidiaries                                           16,662              16,753
   Goodwill                                                                              5,652               8,255
   Other                                                                                33,312              25,360
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       292,411             250,496
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,915,969          $3,401,309
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets

                                                                                  March 31,
                                                                                    2003            September 30,
                                                                                 (Unaudited)             2002
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding - 80,656,450 Shares and
    80,264,734 Shares, Respectively                                                   $ 80,656            $ 80,265
   Paid in Capital                                                                     464,743             446,832
   Earnings Reinvested in the Business                                                 626,161             549,397
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,171,560           1,076,494
   Accumulated Other Comprehensive Loss                                                (47,770)            (69,636)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,123,790           1,006,858
Long-Term Debt, Net of Current Portion                                               1,259,546           1,145,341
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,383,336           2,152,199
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               32,920              28,785
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   307,700             265,386
   Current Portion of Long-Term Debt                                                   145,419             160,564
   Accounts Payable                                                                    184,119             100,886
   Amounts Payable to Customers                                                         27,597                   -
   Other Accruals and Current Liabilities                                              225,980             121,518
   Fair Value of Derivative Financial Instruments                                       37,990              31,204
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       928,805             679,558
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   358,074             356,220
   Taxes Refundable to Customers                                                        15,596              15,596
   Unamortized Investment Tax Credit                                                     8,546               8,897
   Other Regulatory Liabilities                                                         75,360              82,676
   Asset Retirement Obligation                                                          38,170                   -
   Other Deferred Credits                                                               75,162              77,378
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       570,908             540,767
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,915,969          $3,401,309
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                         Six Months Ended
                                                                                             March 31,
(Thousands of Dollars)                                                                2003                  2002
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                             $118,579               $95,130
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      94,909                87,159
         Deferred Income Taxes                                                         (5,008)               40,363
         Cumulative Effect of Changes in Accounting                                     8,892                     -
         (Income) Loss from Unconsolidated Subsidiaries, Net of
           Cash Distributions                                                              91                   641
         Minority Interest in Foreign Subsidiaries                                      2,730                 1,969
         Other                                                                          8,283                 1,454
         Change in:
           Receivables and Unbilled Utility Revenue                                  (265,546)              (69,827)
           Gas Stored Underground and Materials and
            Supplies                                                                   70,192                69,290
           Unrecovered Purchased Gas Costs                                             12,431               (42,152)
           Prepayments                                                                  9,174                 2,837
           Accounts Payable                                                            80,937               (28,243)
           Amounts Payable to Customers                                                27,597               (51,223)
           Other Accruals and Current Liabilities                                     106,280                44,032
           Other Assets                                                               (19,837)               10,330
           Other Liabilities                                                           (9,621)                4,505
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                                 240,083               166,265
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (62,904)             (109,288)
   Investment in Subsidiaries, Net of Cash Acquired                                  (181,152)                    -
   Investment in Partnerships                                                               -                  (383)
   Other                                                                                2,894                13,914
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                (241,162)              (95,757)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                               42,103              (192,189)
   Net Proceeds from Issuance of Long-Term Debt                                       248,513               148,977
   Reduction of Long-Term Debt                                                       (210,109)               (3,095)
   Dividends Paid on Common Stock                                                     (41,711)              (40,092)
   Proceeds from Issuance of Common Stock                                               5,178                 3,890
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by (Used in) Financing Activities                                    43,974               (82,509)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          498                   454
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase (Decrease) in Cash and Temporary Cash
Investments                                                                            43,393               (11,547)

Cash and Temporary Cash Investments at October 1                                       22,216                36,227

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at March 31                                       $65,609               $24,680
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Comprehensive Income

National Fuel Gas Company
Consolidated Statement of Comprehensive Income
(Unaudited)

                                                                                            March 31,
(Thousands of Dollars)                                                               2003                   2002
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $80,538               $61,924
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            18,878                   306
   Unrealized Gain on Securities Available for Sale Arising
     During the Period                                                                   291                   272
   Unrealized Loss on Derivative Financial Instruments
     Arising During the Period                                                       (28,402)              (45,459)
   Reclassification Adjustment for Realized (Gains) Losses on
     Derivative Financial Instruments in Net Income                                   31,738               (10,582)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                         22,505               (55,463)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            102                    95
Income Tax Benefit Related to Unrealized Loss on
   Derivative Financial Instruments Arising During the Period                        (10,320)              (18,898)
Reclassification Adjustment for Income Tax (Expense) Benefit on
   Realized (Gains) Losses from Derivative Financial Instruments
   In Net Income                                                                      12,174                (4,261)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                     1,956               (23,064)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                     20,549               (32,399)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                $101,087               $29,525
============================================================================ =================== =====================

                                                                                         Six Months Ended
                                                                                            March 31,
(Thousands of Dollars)                                                               2003                   2002
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                               $118,579               $95,130
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            23,104                 3,215
   Unrealized Gain on Securities Available for Sale Arising
      During the Period                                                                  730                   738
   Unrealized Loss on Derivative Financial Instruments
      Arising During the Period                                                      (41,554)              (24,366)
   Reclassification Adjustment for Realized (Gains) Losses on
     Derivative Financial Instruments in Net Income                                   39,369               (21,404)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                         21,649               (41,817)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            255                   258
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period                     (15,909)              (11,053)
Reclassification Adjustment for Income Tax (Expense) Benefit on
   Realized (Gains) Losses from Derivative Financial Instruments
   In Net Income                                                                      15,437                (8,515)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                      (217)              (19,310)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                     21,866               (22,507)
============================================================================ =================== =====================
Comprehensive Income                                                                $140,445               $72,623
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

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2002, 2001 and 2000 that are included in the Company’s 2002 Form 10-K. The 2003 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

          The earnings for the six months ended March 31, 2003 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2003. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Because of the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather normalization clause (WNC) included in Distribution Corporation’s New York tariff. The WNC is effective for October through May billings. Distribution Corporation’s tariff for its Pennsylvania jurisdiction does not have a WNC. While the Pipeline and Storage segment’s business is influenced by weather conditions, Supply Corporation’s straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather fluctuations.

Cumulative Effect of Changes in Accounting. Effective October 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the estimated cost of retiring the asset as part of the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company’s case, SFAS 143 changed the accounting for plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells. In prior fiscal years, the Company accounted for plugging and abandonment costs using Securities and Exchange Commission full cost accounting rules. SFAS 143 was applied retroactively to determine the cumulative effect through October 1, 2002. This cumulative effect reduced earnings for the quarter ended December 31, 2002 and the six months ended March 31, 2003 by $0.6 million, net of income tax. If the new method of accounting for plugging and abandonment costs had been effective for the quarter and six months ended March 31, 2002, there would not have been a material change to net income available for common stock for the quarter and six months ended March 31, 2002.

Item 1. Financial Statements (Cont.)

          Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, the Company stopped amortization of goodwill and tested it for impairment as of October 1, 2002. The Company’s goodwill balance as of October 1, 2002 totaled $8.3 million and is related to the Company’s investments in the Czech Republic, which are included in the International segment. As a result of the impairment test, the Company recognized an impairment of $8.3 million, or $0.10 per diluted share. The Company used discounted cash flows to estimate the fair value of its goodwill and determined that the goodwill had no remaining value. Based on projected restructuring in the Czech electricity market, the Company cannot be assured that the level of future cash flows from the Company’s investments in the Czech Republic will attain the level that was originally forecasted. In accordance with SFAS 142, this impairment has been reported as a cumulative effect of change in accounting retroactive to the quarter ended December 31, 2002. As such, the Company’s reported earnings for the quarter ended December 31, 2002 have been reduced from $46.3 million ($0.57 per basic and diluted share) to $38.0 million ($0.47 per basic and diluted share). While the quarter and six months ended March 31, 2003 did not have any amortization expense associated with goodwill, the quarter and six months ended March 31, 2002 had $138,867 and $277,734, respectively, of goodwill amortization expense.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of generally three months or less to be cash equivalents.

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

                                                         At March 31, 2003               At September 30, 2002
                                                         -----------------               ---------------------

Minimum Pension Liability Adjustment                         $(34,435)                          $(34,435)
Cumulative Foreign Currency
    Translation Adjustment                                      8,289                            (14,815)
Net Unrealized Loss on Derivative
    Financial Instruments                                     (22,258)                           (20,545)
Net Unrealized Gain on Securities
     Available for Sale                                           634                                159
                                                             --------                           --------
Accumulated Other Comprehensive Loss                         $(47,770)                          $(69,636)
                                                             ========                           ========

Stock Option and Stock Award Plans. The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units or performance shares. Stock options under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant.

          For the quarter and six months ended March 31, 2003 and March 31, 2002, no compensation expense was recognized for options granted under these plans since the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation expense for stock options granted under the Company’s stock option and stock award plans been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

Item 1. Financial Statements (Cont.)

                                                    Three Months Ended                   Six Months Ended
(Thousands of Dollars, Except Per                       March 31,                            March 31,
  Common Share Amounts)                         2003               2002              2003                2002
                                                ----               ----              ----                ----

Net Income Available for
  Common Stock as Reported                     $80,538           $61,924           $118,579             $95,130
Deduct: Total Compensation
  Expense Determined Based
  on Fair Value at the Grant
  Dates                                            882               605              2,163               1,763
                                            ----------        ----------        -----------         -----------

Pro Forma Net Income Available
  For Common Stock                             $79,656           $61,319           $116,416             $93,367
                                               =======           =======           ========             =======

Earnings Per Common Share:
    Basic - As Reported                         $1.00             $0.78              $1.47               $1.20
    Basic - Pro Forma                           $0.99             $0.77              $1.45               $1.17
    Diluted - As Reported                       $0.99             $0.77              $1.47               $1.18
    Diluted - Pro Forma                         $0.98             $0.76              $1.44               $1.16

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average common shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended March 31, 2003 and 2002, 11,414,830 and 3,106,200 stock options, respectively, were excluded as being antidilutive. For the six months ended March 31, 2003 and 2002, 11,414,830 and 2,929,782 stock options, respectively, were excluded as being antidilutive.

Note 2 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                             ----------------------------------------
                                                                                      2003                2002
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $63,237               $8,270
     State                                                                            15,595                4,192
     Foreign                                                                           4,088                3,693

  Deferred Income Taxes
     Federal                                                                          (8,760)              33,732
     State                                                                            (1,835)               4,897
     Foreign                                                                           5,587                1,734
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                      77,912               56,518

Other Income:
  Deferred Investment Tax Credit                                                        (348)                (348)

Minority Interest in Foreign Subsidiaries                                             (1,192)                (672)
Cumulative Effect of Change in Accounting (SFAS 143)                                    (354)                   -
---------------------------------------------------------------------------- ------------------- --------------------
Total Income Taxes                                                                   $76,018              $55,498
============================================================================ =================== ====================
The U.S. and foreign components of income before income taxes are as follows (in thousands):
                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                      2003                2002
                                                                             ------------------- --------------------

U.S.                                                                                $177,710             $131,746
Foreign                                                                               16,888               18,882
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                    $194,598             $150,628
============================================================================ =================== ====================

          Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

Item 1. Financial Statements (Cont.)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                     2003                 2002
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                                $68,109             $52,720

Increase (reduction) in taxes resulting from:
  State income taxes                                                                    8,895               5,898
  Foreign tax differential                                                                (86)             (1,853)
  Miscellaneous                                                                          (900)             (1,267)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                   $76,018            $55,498
============================================================================ =================== ====================

          Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                               At March 31, 2003            At September 30, 2002
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $441,269                     $417,673
  Other                                                               14,560                       27,930
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       455,829                      445,603
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Other                                                              (97,755)                     (89,383)
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                            (97,755)                     (89,383)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $358,074                     $356,220
====================================================== ================================= ============================

Note 3 - Capitalization

Common Stock. During the six months ended March 31, 2003, the Company issued 395,160 shares of common stock under the Company’s stock and benefit plans. The Company also repurchased and cancelled 3,444 shares of common stock.

Note 4 - Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2003, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $4.0 million to $5.0 million. The minimum liability of $4.0 million has been recorded on the Consolidated Balance Sheet at March 31, 2003. Other than as discussed in Note H of the 2002 Form 10-K (referred to below), the Company is currently not aware of any material

Item 1. Financial Statements (Cont.)

additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

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

          The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2002 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2002 Form 10-K, except for the Pipeline and Storage segment. In February 2003, the Pipeline and Storage segment’s acquisition of the Empire State Pipeline (Empire) increased assets by $257.6 million. See further discussion of this acquisition in Note 6 Acquisition.

Item 1. Financial Statements (Cont.)

Quarter Ended March 31, 2003 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                Corporate and
                             Pipeline      and                     Energy             Reportable             Intersegment       Total
                   Utility and Storage Production International  Marketing   Timber    Segments   All Other  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers $504,625   $28,736      $84,513     $46,981    $125,900   $18,080    $808,835      $ 230      $      -      $809,065

Intersegment
Revenues           $ 7,616    $23,054      $     -     $     -    $      -   $     -    $ 30,670      $   -       $(30,670)    $      -

Segment Profit:
Net Income         $ 39,731   $12,565      $14,216     $ 5,591    $  4,612   $ 4,020    $ 80,735      $(126)      $    (71)    $ 80,538

  Six Months Ended March 31, 2003 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                       Total                 Corporate and
                             Pipeline      and                     Energy              Reportable              Intersegment       Total
                   Utility and Storage Production International  Marketing    Timber    Segments   All Other   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers $794,697   $50,172     $157,983     $84,772    $168,576   $31,869   $1,288,069      $702       $      -     $1,288,771

Intersegment
Revenues           $ 12,359   $44,731     $      -     $     -    $      -   $     -   $   57,090      $  -       $(57,090)    $        -

Segment Profit:
Income Before
Cumulative Effect
of Change in
Accounting         $ 59,008   $23,299     $ 23,026     $ 8,362    $  6,198   $ 7,741   $  127,634      $ 53       $   (216)    $  127,471

  Quarter Ended March 31, 2002 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                 Corporate and
                             Pipeline      and                     Energy             Reportable              Intersegment       Total
                   Utility and Storage Production International  Marketing    Timber   Segments   All Other   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $285,025   $19,918      $73,205     $34,645     $52,136   $11,899    $476,828     $  608      $      -      $477,436

Intersegment
Revenues            $  6,995   $22,170      $     -     $     -     $     -   $     -    $ 29,165     $5,496      $(34,661)     $      -

Segment Profit:
Net Income          $ 35,703   $ 9,800      $ 8,708     $ 3,774     $ 2,518   $ 1,700    $ 62,203     $ (467)     $    188      $ 61,924

  Six Months Ended March 31, 2002 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total                 Corporate and
                             Pipeline      and                     Energy             Reportable              Intersegment       Total
                   Utility and Storage Production International  Marketing    Timber   Segments   All Other   Eliminations   Consolidated
                             Storage
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $507,381   $40,712     $148,205     $65,183     $84,921   $22,230   $868,632      $1,131       $      -     $869,763

Intersegment
Revenues            $12,628    $44,321     $      -     $     -     $     -   $     -   $ 56,949      $7,341       $(64,290)    $      -

Segment Profit:
Net Income          $53,744    $19,815     $ 10,149     $ 4,766     $ 4,466   $ 3,238   $ 96,178      $ (462)      $   (586)    $ 95,130
Item 1. Financial Statements (Concl.)

Note 6 - Acquisition. On February 6, 2003, the Company acquired Empire from a subsidiary of Duke Energy Corporation for $189.2 million in cash plus $57.8 million of project debt. The acquisition, which was made through Highland (a direct subsidiary of the Company having timber property and sawmill operations in New York and Pennsylvania), consisted of acquiring 100% of two companies. Each of these companies have 50% ownership of Empire, which is a joint venture. Empire's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the acquisition on February 6, 2003. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Chippawa Channel of the Niagara River near Buffalo, New York, which is within the Company's service territory, and terminates in Central New York just north of Syracuse, New York. Empire can transport 525 million cubic feet of gas per day and currently has almost all of its capacity under contract, with a substantial portion being long-term contracts. Empire delivers natural gas supplies to major industrial companies, utilities (including the Company's Utility segment), and power producers. Empire better positions the Company to bring Canadian gas supplies into the East Coast markets of the United States as demand for natural gas along the East Coast increases. Details of the acquisition are as follows:

           Assets Acquired (see Condensed Balance Sheet below)                          $257,573
           Liabilities Assumed (see Condensed Balance Sheet below)                       (68,368)
           Cash Acquired at Acquisition                                                   (8,053)
                                                                                       ---------
           Cash Paid, Net of Cash Acquired                                              $181,152
                                                                                        ========

           Condensed Balance Sheet:
           Property, Plant and Equipment                                                $220,792
           Current Assets                                                                 14,984
           Goodwill                                                                        5,652
           Other Assets                                                                   16,145
                                                                                        --------
                    Total Assets                                                        $257,573
                                                                                        ========

           Equity                                                                       $189,205
           Long-Term Debt, Net of Current Portion                                         48,433
                                                                                        --------
                    Total Capitalization                                                 237,638
           Current Liabilities                                                            15,441
           Other Liabilities                                                               4,494
                                                                                       ---------
                    Total Capitalization and Liabilities                                $257,573
                                                                                        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

          For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2002 Form 10-K. There have been no subsequent changes to that disclosure.

Earnings

          In addition to financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP), this report contains non-GAAP financial measures that exclude certain profit and loss items described in this report. The Company believes that such non-GAAP financial measures are useful to investors because they provide an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of the Company’s ongoing operations. The Company’s management uses these non-GAAP financial measures for the same purpose, and for planning and forecasting purposes. The presentation of these additional measures is not meant to be considered a substitute for financial measures prepared in accordance with GAAP.

          The Company’s earnings were $80.5 million, or $1.00 per common share ($0.99 per common share on a diluted basis), for the quarter ended March 31, 2003. This compares with earnings of $61.9 million, or $0.78 per common share ($0.77 per common share on a diluted basis), for the quarter ended March 31, 2002. The increase in earnings is spread among all segments, as shown in the table below.

          The Company’s earnings were $118.6 million, or $1.47 per common share (on a basic and diluted basis), for the six months ended March 31, 2003. This compares with earnings of $95.1 million, or $1.20 per common share ($1.18 per common share on a diluted basis), for the six months ended March 31, 2002. The increase in earnings of $23.4 million was spread among all segments other than the International segment, as shown in the table below. However, earnings for the six months ended March 31, 2003 included a reduction to earnings in the amount of $8.3 million ($0.10 per common share on a basic and diluted basis), representing the cumulative effect of a change in accounting for goodwill in the Company’s International segment. Earnings for the six months ended March 31, 2003 also included a reduction to earnings in the amount of $0.6 million ($0.01 per common share on a basic and diluted basis) representing the cumulative effect of a change in accounting for plugging and abandonment costs in the Company’s Exploration and Production segment. Earnings for the six months ended March 31, 2003 before the cumulative effect of these changes in accounting were $127.5 million, an increase of $32.4 million over earnings for the six months ended March 31, 2002.

          Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Earnings by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                     March 31,                                   March 31,
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
                                                                   Increase/                                   Increase/
(Thousands)                                 2003          2002    (Decrease)            2003          2002    (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                  $39,731       $35,703          $4,028       $59,008       $53,744          $5,264
Pipeline and Storage                      12,565         9,800           2,765        23,299        19,815           3,484
Exploration and Production(1)             14,216         8,708           5,508        22,389        10,149          12,240
International(1)                           5,591         3,774           1,817           107         4,766          (4,659)
Energy Marketing                           4,612         2,518           2,094         6,198         4,466           1,732
Timber                                     4,020         1,700           2,320         7,741         3,238           4,503
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Reportable Segments               80,735        62,203          18,532       118,742        96,178          22,564
All Other                                   (126)         (467)            341            53         (462)             515
Corporate                                    (71)          188            (259)         (216)        (586)             370
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Consolidated(1)                 $80,538       $61,924         $18,614      $118,579       $95,130         $23,449
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------

(1)  Exclusive of the Cumulative Effect of Changes in Accounting, earnings for the six months ended March 31, 2003 for the Exploration and Production segment and International segment would have been $23,026 and $8,362, respectively.
     Total consolidated earnings would have been $127,471.

Utility

Utility Operating Revenues
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                                              Increase/                                  Increase/
(Thousands)                        2003           2002        (Decrease)       2003          2002        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales Revenues:
    Residential                    $373,160       $200,844       $172,316     $581,145       $365,680       $215,465
    Commercial                       69,259         34,905         34,354      104,099         60,900         43,199
    Industrial                        6,238          4,927          1,311       13,072          8,093          4,979
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                    448,657        240,676        207,981      698,316        434,673        263,643
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                   31,767         21,507         10,260       58,075         32,851         25,224
  Transportation                     33,721         30,487          3,234       56,232         52,981          3,251
  Other                              (1,904)          (650)        (1,254)      (5,567)          (496)        (5,071)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                   $512,241       $292,020       $220,221     $807,056       $520,009       $287,047
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Utility Throughput
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                                              Increase/                                  Increase/
(MMcf)                             2003           2002        (Decrease)       2003          2002        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales:
    Residential                      36,688         29,678          7,010       59,568         47,591         11,977
    Commercial                        7,203          5,479          1,724       11,298          8,595          2,703
    Industrial                          936            894             42        2,246          1,593            653
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     44,827         36,051          8,776       73,112         57,779         15,333
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                    4,342          7,651         (3,309)       9,609         11,600         (1,991)
  Transportation                     24,463         21,274          3,189       40,986         36,509          4,477
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     73,632         64,976          8,656      123,707        105,888         17,819
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2003 Compared with 2002

Operating revenues for the Utility segment increased $220.2 million and $287.0 million, respectively, for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. These increases were primarily the result of increases in the average cost of purchased gas ($7.86 and $4.49 per thousand cubic feet (Mcf) during the quarters ended March 31, 2003 and 2002, respectively; $6.82 and $4.67per Mcf for the six months ended March 31, 2003 and 2002, respectively) and higher retail sales volumes and transportation volumes. Colder weather, as shown in the table below, was the major factor for the increase in retail sales volumes and transportation volumes. The increases in off-system sales revenues were largely due to higher gas prices which more than offset lower volumes. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. The decreases to other revenues primarily reflect an estimated refund provision of $2.6 million and $8.1 million, respectively, recorded in the Utility’s New York jurisdiction in the quarter and six months ended March 31, 2003 that relates to a 50% sharing with customers of earnings over a predetermined amount. This earnings sharing mechanism is in accordance with the New York Rate Settlement that went into effect October 1, 2000. Refund provisions of $1.8 million and $3.4 million, respectively, were recorded in the quarter and six months ended March 31, 2002. The final refund for the New York Rate Settlement will not be known until the end of 2003.

          The Utility segment’s earnings for the quarter ended March 31, 2003 were $39.7 million, an increase of $4.0 million when compared with the quarter ended March 31, 2002. The major factor for this increase was the impact of weather, which in the Pennsylvania jurisdiction was approximately 28% colder than the quarter ended March 31, 2002. The impact of weather variations in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight month period from October through May, has had a stabilizing effect on earnings. In periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers. For the quarter ended March 31, 2003, the WNC reduced New York ratepayers’ bills by approximately $4.8 million because it was colder than normal. For the quarter ended March 31, 2002, the WNC increased New York ratepayers’ bills by approximately $8.7 million because it was warmer than normal.

          The Utility’s segment’s earnings for the six months ended March 31, 2003 were $59.0 million, an increase of $5.3 million when compared with the earnings of $53.7 million for the six months ended March 31, 2002. The major factor for this increase was the impact of weather, which in the Pennsylvania jurisdiction was approximately 31% colder than the six months ended March 31, 2002. As discussed above, the impact of weather variations in the New York jurisdiction is mitigated by that jurisdiction’s WNC. For the six months ended March 31, 2003, the WNC reduced New York ratepayers’ bills by approximately $6.1 million because it was colder that normal. For the six months ended March 31, 2002, the WNC increased New York ratepayers’ bills by approximately $15.7 million because it was warmer than normal. The refund provision discussed above partially offset the positive impact of colder weather in the Pennsylvania jurisdiction as the New York jurisdiction trued-up its cumulative refund provision under the earnings sharing mechanism in its New York Rate Settlement during the quarter ended December 31, 2002. As mentioned above, the final refund will not be known until the end of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                     Percent
Three Months Ended                                                                             Colder Than
                                                                                      --------------------------------
March 31                              Normal          2003              2002              Normal         Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               3,350          3,619             2,915                8.0             24.2
Erie                                  3,153          3,459             2,698                9.7             28.2
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               5,661          6,002             4,714                6.0             27.3
Erie                                  5,169          5,686             4,357               10.0             30.5
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                  March 31,
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

                                                                Increase/                                   Increase/
(Thousands)                             2003         2002       (Decrease)        2003           2002       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $28,383      $22,710         $5,673         $50,196      $45,093         $5,103
Interruptible Transportation              1,155          728            427           1,502        1,508             (6)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         29,538       23,438          6,100          51,698       46,601          5,097
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     15,834       15,643            191          31,603       31,016            587
Interruptible Storage Service                25            6             19              25            7             18
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         15,859       15,649            210          31,628       31,023            605
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Other                                     6,393        3,001          3,392          11,577        7,409          4,168
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $51,790      $42,088         $9,702         $94,903      $85,033         $9,870
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Pipeline and Storage Throughput
---------------------------------- ---------------------------------------- ---------------------------------------
                                             Three Months Ended                       Six Months Ended
                                                 March 31,                                March 31,
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------

                                                              Increase/                               Increase/
(MMcf)                                2003         2002       (Decrease)      2003        2002       (Decrease)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
Firm Transportation                   130,453       99,387         31,066     215,148     171,438          43,710
Interruptible Transportation            3,524        1,878          1,646       4,314       3,867             447
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
                                      133,977      101,265         32,712     219,462     175,305          44,157
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------

2003 Compared with 2002

Operating revenues for the Pipeline and Storage segment increased $9.7 million and $9.9 million, respectively, for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. The acquisition of Empire State Pipeline (Empire) from Duke Energy Corporation on February 6, 2003 was a significant factor in these revenue increases. From February 6, 2003 to March 31, 2003, Empire recorded operating revenues of $5.8 million ($5.1 million in firm transportation revenues, $0.6 million in interruptible transportation revenues, and $0.1 million in other revenues). Supply Corporation’s revenue from unbundled pipeline sales and open access transportation (included in other revenues) was the other major factor in the revenue increase in the quarter and six month periods. For the quarter and six months ended March 31,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2003, revenue from unbundled pipeline sales and open access transportation increased $2.1 million and $2.9 million, respectively.

          The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2003 were $12.6 million, an increase of $2.8 million when compared with earnings of $9.8 million for the quarter ended March 31, 2002. As discussed above, higher revenues from unbundled pipeline sales and open access transportation and a $1.2 million earnings contribution from Empire were the main factors in this increase.

          The Pipeline and Storage segment’s earnings for the six months ended March 31, 2003 were $23.3 million, an increase of $3.5 million when compared with earnings of $19.8 million for the six months ended March 31, 2002. This increase can be attributed primarily to an increase in revenues from unbundled pipeline sales and open access transportation as well as the earnings contribution from Empire discussed above.

Exploration and Production

Exploration and Production Operating Revenues
----------------------------------- ---------------------------------------- -----------------------------------------
                                              Three Months Ended                        Six Months Ended
                                                  March 31,                                 March 31,
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                                                 Increase/                                Increase/
(Thousands)                               2003         2002     (Decrease)          2003         2002    (Decrease)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
  Gas (after Hedging)                  $41,986      $36,804         $5,182       $77,748      $71,909         $5,839
  Oil (after Hedging)                   40,867       35,472          5,395        77,496       68,809          8,687
  Gas Processing Plant                   8,011        3,344          4,667        14,572        7,562          7,010
  Other                                    141          536           (395)         (321)       5,978         (6,299)
  Intrasegment Elimination *            (6,492)      (2,951)        (3,541)      (11,512)      (6,053)        (5,459)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                       $84,513      $73,205        $11,308      $157,983     $148,205         $9,778
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

----------------------------------------- -------------------------------------- --------------------------------------
Production Volumes                                 Three Months Ended                      Six Months Ended
                                                       March 31,                              March 31,
------------------------------------------ ---------- ----------- --------------- ----------- ----------- --------------
                                                                   Increase/                              Increase/
                                              2003        2002    (Decrease)          2003        2002    (Decrease)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Gas Production (MMcf)
  Gulf Coast                                 5,201       5,609           (408)      10,559      12,797        (2,238)
  West Coast                                 1,104       1,196            (92)       2,301       2,442          (141)
  Appalachia                                 1,300       1,144            156        2,388       2,202           186
  Canada                                     1,525       1,810           (285)       3,031       3,641          (610)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             9,130       9,759           (629)      18,279      21,082        (2,803)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Oil Production (thousands of barrels)
  Gulf Coast                                 401         438            (37)         791         892          (101)
  West Coast                                   731         747            (16)       1,467       1,496           (29)
  Appalachia                                     2           1              1            4           3             1
  Canada                                       604         733           (129)       1,244       1,488          (244)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             1,738       1,919           (181)       3,506       3,879          (373)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                        Six Months Ended
                                                        March 31,                               March 31,
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
                                                                    Increase/                                Increase/
                                               2003        2002    (Decrease)           2003         2002    (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $6.60       $2.41           $4.19        $5.38        $2.41          $2.97
  West Coast                                  $5.75       $2.35           $3.40        $4.87        $2.35          $2.52
  Appalachia                                  $4.83       $3.82           $1.01        $4.28        $3.74          $0.54
  Canada                                      $5.41       $1.99           $3.42        $4.50        $2.03          $2.47
  Weighted Average                            $6.04       $2.49           $3.55        $5.02        $2.48          $2.54
  Weighted Average After Hedging              $4.60       $3.77           $0.83        $4.25        $3.41          $0.84

Average Oil Price/bbl
  Gulf Coast                                 $32.41      $20.16          $12.25       $29.74       $19.65         $10.09
  West Coast                                 $29.98      $17.15          $12.83       $26.87       $16.25         $10.62
  Appalachia                                 $27.73      $19.19           $8.54       $27.61       $22.80          $4.81
  Canada                                     $30.32      $17.51          $12.81       $26.57       $15.93         $10.64
  Weighted Average                           $30.65      $17.98          $12.67       $27.41       $16.92         $10.49
  Weighted Average After Hedging             $23.51      $18.48           $5.03       $22.11       $17.74          $4.37
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2003 Compared with 2002

Operating revenues for the Exploration and Production segment increased $11.3 million for the quarter ended March 31, 2003 as compared with the quarter ended March 31, 2002. Oil production revenue after hedging increased $5.4 million due primarily to an increase in the weighted average price of oil after hedging ($5.03 per bbl). The revenue increase resulting from higher weighted average oil prices after hedging helped offset the revenue decrease associated with a 181,000 barrel decline in oil production. Gas production revenue after hedging increased $5.2 million due primarily to an increase in the weighted average price of gas after hedging ($0.83 per Mcf). The revenue increase resulting from higher weighted average gas prices after hedging helped offset the revenue decrease associated with a 0.6 billion cubic feet (Bcf) decline in gas production. Most of this production decline occurred in the Gulf Coast of Mexico (a 0.4 Bcf decline). The Company had anticipated some of this decline in production due to its plan to phase out of that region. However, as a result of Hurricane Lili, some wells have not returned to pre-hurricane production.

          Operating revenues for the Exploration and Production segment increased $9.8 million for the six months ended March 31, 2003 as compared with the six months ended March 31, 2002. Oil production revenue after hedging increased $8.7 million due to a $4.37 per bbl increase in the weighted average price of oil after hedging. Increases in the weighted average price of oil after hedging ($4.37 per bbl) more than offset an overall decrease in oil production. Gas production revenue after hedging increased $5.8 million. Increases in the weighted average price of gas after hedging ($0.84 per Mcf) more than offset an overall decrease in gas production. As discussed above, most of the decrease in gas production occurred in the Gulf Coast of Mexico (a 2.2 Bcf decline). The plan to phase out of this region contributed to the decrease. However, the production decline was amplified by the shutting-in of production during Hurricane Lili and the fact that some of those wells have not returned to pre-hurricane production levels.

          The Exploration and Production segment’s earnings for the quarter ended March 31, 2003 were $14.2 million, an increase of $5.5 million when compared with earnings of $8.7 million for the quarter ended March 31, 2002. However, earnings for the quarter ended March 31, 2002 included a non-cash $1.1 million (after tax) reversal of a reserve for the Company’s exposure to Enron Corp. (“Enron”). Exclusive of the $1.1 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

reversal, earnings in the Exploration and Production segment for the quarter ended March 31, 2002 were $7.6 million. The increase in earnings of $6.6 million (exclusive of the Enron reserve reversal) was largely due to higher oil and gas prices, as discussed above. An increase in depreciation, depletion and amortization expense (mostly related to Seneca’s Canadian properties) and a slight increase in operating expenses partially offset the favorable impact of higher commodity prices.

          The Exploration and Production segment’s earnings for the six months ended March 31, 2003 were $22.4 million, an increase of $12.3 million when compared with earnings of $10.1 million for the six months ended March 31, 2002. However, as discussed above, earnings for the six months ended March 31, 2003 included a reduction to earnings in the amount of $0.6 million representing the cumulative effect of a change in accounting for plugging and abandonment costs. Exclusive of the cumulative effect, earnings in the Exploration and Production segment for the six months ended March 31, 2003 were $23.0 million. In the six months ended March 31, 2002, this segment recorded a net $2.2 million non-cash charge (after tax) to reserve for the Company’s exposure to Enron. This reserve, which originally amounted to $3.3 million, was established during the quarter ended December 31, 2001, and was reversed over the ensuing nine month period. Exclusive of this non-cash charge, earnings in the Exploration and Production segment for the six months ended March 31, 2002 were $12.3 million. The increase in earnings of $10.7 million (exclusive of the cumulative effect of change in accounting and the non-cash Enron reserve) was largely due to higher oil and gas prices, as discussed above.

International

International Operating Revenues
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                                                     Increase/                                   Increase/
(Thousands)                                   2003          2002    (Decrease)            2003          2002    (Decrease)
-------------------------------------- ------------- -------------  -------------- ------------- ------------- ---------------

  Heating                                 $36,718       $26,417         $10,301       $64,873       $49,090         $15,783
   Electricity                               9,103         7,550           1,553        18,032        14,649           3,383
   Other                                     1,160           678             482         1,867         1,444             423
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                           $46,981       $34,645         $12,336       $84,772       $65,183         $19,589
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

International Heating and Electric Volumes
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                                                     Increase/                                   Increase/
                                              2003          2002    (Decrease)            2003          2002    (Decrease)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

   Heating Sales (Gigajoules) (1)        3,824,337     3,533,914         290,423     7,059,200     6,765,606         293,594
   Electricity Sales
     (megawatt hours)                      312,959       288,904          24,055       597,048       550,585          46,463

-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
 (1) Gigajoules = one billion joules.  A joule is a unit of energy.

2003 Compared with 2002

Operating revenues for the International segment increased $12.3 million and $19.6 million, respectively, for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. Colder weather was the main reason for the revenue increase in both periods. Operating revenues for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

International segment also benefited from an increase in the value of the Czech Koruna (CZK) compared to the U.S. dollar.

          The International segment’s earnings for the quarter ended March 31, 2003 were $5.6 million, an increase of $1.8 million when compared with earnings of $3.8 million for the quarter ended March 31, 2002. The increase can be attributed primarily to colder weather in the Czech Republic service territory and higher rates for heating service. An increase in the value of the CZK compared to the U.S. dollar was also a factor in the earnings increase.

          The International segment’s earnings for the six months ended March 31, 2003 were $0.1 million, a decrease of $4.7 million when compared with earnings of $4.8 million for the six months ended March 31, 2002. However, earnings for the six months ended March 31, 2003 included a reduction to earnings in the amount of $8.3 million, representing the cumulative effect of a change in accounting for goodwill. The Company’s goodwill balance as of October 1, 2002 totaled $8.3 million and was related to the Company’s investments in the Czech Republic, which are included in the International segment. In accordance with SFAS 142, the Company stopped amortization of goodwill and tested its goodwill for impairment as of October 1, 2002. The Company completed this impairment test during the quarter ended March 31, 2003, and as a result of this test, recognized an impairment of $8.3 million. In accordance with SFAS 142, this impairment was reported as a cumulative effect of change in accounting retroactive to the quarter ended December 31, 2002. Exclusive of this cumulative effect, earnings in the International segment for the six months ended March 31, 2003 were $8.4 million. The increase in earnings of $3.6 million (exclusive of the cumulative effect of change in accounting) can be attributed to colder weather, higher heating service rates, improved electricity sales, and an increase in the value of the CZK compared to the U.S. dollar.

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- -----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                   March 31,
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------
                                                                   Increase/                                 Increase/
(Thousands)                                2003           2002    (Decrease)           2003          2002    (Decrease)
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------
Natural Gas (after Hedging)            $125,860        $52,213         $73,647      $168,534      $85,016        $83,518
Electricity                                   -              -               -             -            -              -
Other                                        40            (77)            117            42          (95)           137
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------
                                       $125,900        $52,136         $73,764     $168,576       $84,921        $83,655
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                  March 31,
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------
                                                                   Increase/                                Increase/
                                           2003           2002    (Decrease)          2003          2002    (Decrease)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------
Natural Gas - (MMcf)                     18,987         11,785           7,202      26,662        18,975          7,687
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2003 Compared with 2002

Operating revenues for the Energy Marketing segment increased $73.8 million and $83.7 million, respectively, for the quarter and six months ended March 31, 2003, as compared with the quarter and six months ended March 31, 2002. These increases primarily reflect higher gas sales revenue due to the increased price of natural gas. The increase also reflects an increase in volumes as a result of the addition of several high volume customers and colder weather in western New York and northwestern Pennsylvania.

          Earnings in the Energy Marketing segment increased $2.1 million and $1.7 million, respectively for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. These increases primarily reflect higher margins on gas sales and lower operating expenses.

Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                                              Increase/                                     Increase/
(Thousands)                             2003          2002    (Decrease)             2003          2002    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Log Sales                            $10,730       $ 5,625         $5,105         $18,449       $11,002          $7,447
Green Lumber Sales                     1,980         1,995            (15)          3,561         3,639             (78)
Kiln Dry Lumber Sales                  5,095         4,056          1,039           9,310         7,138           2,172
Other                                    275           223             52             549           451              98
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $18,080       $11,899         $6,181         $31,869       $22,230          $9,639
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                                              Increase/                                     Increase/
(Thousands)                             2003          2002    (Decrease)             2003          2002    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Log Sales                              3,161         2,304            857           5,737         4,428           1,309
Green Lumber Sales                     3,853         3,657            196           7,017         6,667             350
Kiln Dry Lumber Sales                  3,307         2,959            348           6,081         4,930           1,151
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                      10,321         8,920          1,401          18,835        16,025           2,810
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

2003 Compared with 2002

Operating revenues for the Timber segment increased $6.2 million and $9.6 million, respectively, for the quarter and six months ended March 31, 2003, as compared with the quarter and six months ended March 31, 2002. Higher sales of cherry logs and lumber, which command the highest prices, accounted for this increase.

          Earnings in the Timber segment increased $2.3 million and $4.5 million, respectively for the quarter and six months ended March 31, 2003, as compared with the quarter and six months ended March 31, 2002. The increase is primarily due to higher margins resulting from higher sales of cherry logs and lumber. The planned sale of approximately 70,000 acres of timber property is discussed below under “Capital Resources and Liquidity - Investing Cash Flow - Timber.”

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

          Income from unconsolidated subsidiaries increased $0.5 million and $0.8 million, respectively, for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. These increases are largely due to increases in income from the Company’s investments in Seneca Energy and Model City.

Interest Charges

Interest on long-term debt increased $0.4 million and $1.5 million, respectively, for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. These increases can be attributed primarily to higher average amounts of long-term debt outstanding.

          Other interest charges decreased $0.4 million and $2.4 million, respectively, for the quarter and six months ended March 31, 2003 as compared with the quarter and six months ended March 31, 2002. These decreases resulted mainly from a decrease in the average amount of short-term debt outstanding and lower weighted average interest rates.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month period ended March 31, 2002 consisted of cash provided by operating activities and long-term debt. These sources were supplemented by issuances of common stock under the Company’s stock and benefit plans.

Operating Cash Flow.

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, cumulative effect of changes in accounting, income or loss from unconsolidated subsidiaries net of cash distributions, and minority interest in foreign subsidiaries.

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

          Net cash provided by operating activities totaled $240.1 million for the six months ended March 31, 2003, an increase of $73.8 million compared with $166.3 million provided by operating activities for the six months ended March 31, 2002. Higher cash receipts from the sale of oil and gas in the Exploration and Production segment combined with lower working capital requirements in the Utility and International segments were the main contributors to this increase.

Investing Cash Flow.

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

          The Company’s expenditures for long-lived assets totaled $244.1 million during the six months ended March 31, 2003. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Six Months Ended March 31, 2003
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                     Investments in              Total
                                                 Capital             Corporations or        Expenditures for
                                              Expenditures            Partnerships          Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                     $23.7                   $   -                   $23.7
      Pipeline and Storage                         10.1                   181.2 (1)               191.3
      Exploration and Production                   27.4                       -                    27.4
      International                                 0.6                       -                     0.6
      Timber                                        1.0                       -                     1.0
      Energy Marketing                              0.1                       -                     0.1
      All Other                                       -                       -                       -
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                  $62.9                  $181.2                  $244.1
   -------------------------------------- ---------------------- ----------------------- -----------------------

(1)  Investment amount is net of $8.0 million of cash acquired.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

          On February 6, 2003, the Company acquired the Empire State Pipeline (Empire) from a subsidiary of Duke Energy Corporation for $189.2 million in cash plus $57.8 million of project debt. The acquisition, which was made through Highland (a direct subsidiary having timber property and sawmill operations in New York and Pennsylvania), consisted of acquiring 100% of two companies. Each of these companies have 50% ownership of Empire, which is a joint venture. Empire's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the acquisition on February 6, 2003. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Chippawa Channel of the Niagara River near Buffalo, New York, which is within the Company's service territory, and terminates in Central New York just north of Syracuse, New York. Empire can transport 525 million cubic feet of gas per day and currently has almost all of its capacity under contract, with a substantial portion being long-term contracts. Empire delivers natural gas supplies to major industrial companies, utilities (including the Company's Utility segment) and power producers. Empire better positions the Company to bring Canadian gas supplies into the East Coast markets of the United States as demand for natural gas along the East Coast increases.* The initial financing of the acquisition was accomplished through short-term borrowings. However, it is anticipated that proceeds from the planned sales of 70,000 acres of timber property will be used to repay the short-term borrowings.* The planned sale of this timber property is discussed below under "Timber."

          The Company also continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. This includes the proposed Northwinds Pipeline that the Company and TransCanada PipeLines Limited are pursuing. This project would be a 215-mile, 30-inch natural gas pipeline that would originate in Kirkwall, Ontario, cross into the United States near Buffalo, New York and follow a southerly route to its destination in the Ellisburg-Leidy area in Pennsylvania.* The Company did not incur any material costs associated with this project during the six months ended March 31, 2003. The initial capacity of the pipeline would be approximately 500 million cubic feet of natural gas per day with the estimated cost of the pipeline ranging from $350-$400 million.* If the pipeline is constructed, it is possible that a significant amount of the construction costs would be financed by banks or other financial institutions with the pipeline serving as collateral for the financing arrangement.*

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2003 included approximately $25.9 million for on-shore drilling construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as onshore geological and geophysical costs and fixed asset purchases. Of the $25.9 million amount, $15.7 million was spent on the Exploration and Production segment's Canadian properties. The Exploration and Production segment's capital expenditures also included approximately $1.5 million for Seneca's offshore program in the Gulf of Mexico.

International

The majority of the International segment capital expenditures were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures were made for purchases of land and timber for Seneca's timber operations, as well as equipment for Highland's sawmill and kiln operations.

          As discussed above, the Company announced in March 2003, that its timber subsidiary, Highland, signed a purchase agreement to sell approximately 70,000 acres of its timber property located in Venango, Elk, Jefferson, McKean and Potter Counties in Pennsylvania and Allegany County in New York. Closing of the sale, and the sale price of about $190.0 million, are both contingent upon the results of a timber verification cruise and environmental review of the properties.* The sale does not require any regulatory approvals and is expected to close by July 31, 2003.* The Company intends to use the proceeds from this sale to repay short-term borrowings incurred in connection with the Empire acquisition.* Most of the timber sold has a very low historical

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

cost. As a result, upon closing of the transaction, the Company expects to record a gain on the sale in the range of $95 million to $100 million.*

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

In February 2003, the Company issued $250.0 million of 5.25% long-term notes due in March 2013. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to approximately $248.5 million. The proceeds of this debt issuance were used to refund $150.0 million of 7.30% medium-term notes which matured in February 2003. The remaining proceeds were used to reduce short-term borrowings.

          In March 2003, the Company redeemed $50.0 million of 8.48% medium-term notes at a redemption price of $52.5 million. The Company also redeemed $2.3 million of 6.214% medium-term notes in March 2003 at a redemption price of $2.25 million. The Company used short-term borrowings to redeem this debt.

          Consolidated short-term debt increased $42.3 million during the six months ended March 31, 2003. The temporary use of short-term debt to finance the acquisition of Empire was the main reason for this increase. As discussed above, the Company intends to use the proceeds from the sale of timber properties to repay short-term debt incurred in connection therewith.* The Company continues to consider short-term debt an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. The total amount available to be issued under the Company's commercial paper program is $200.0 million. The commercial paper program is backed by a committed $220 million, 364-day and 3-year credit facility. Under this committed credit facility, the Company has agreed that its debt to capitalization ratio will not at the last day of any fiscal quarter, exceed .65 from September 30, 2002 through September 30, 2003, .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. At March 31, 2003, the Company's debt to capitalization ratio was .60. Given the constraints specified in the committed credit facility, the issuance of an additional $131.0 million in short-term and/or long-term debt would bring the Company's debt to capitalization ratio to .65. With regards to the Company's short-term notes payable to banks, the Company utilizes uncommitted bank lines of credit aggregating to $440.0 million. These uncommitted bank lines of credit are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* If a downgrade in any of the Company's credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or seek other liquidity sources, including cash provided by operations.* At March 31, 2003, the Company had outstanding short-term notes payable to banks and commercial paper of $163.7 million and $144.0 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

          The Company's present liquidity position is believed to be adequate to satisfy known demands.* Under the Company's existing indenture covenants, at March 31, 2003, the Company would have been permitted to issue up to a maximum of $259.0 million in additional long-term unsecured indebtedness at then current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt.

          The Company's indenture also contains certain cross-default provisions wherein the failure by the Company to pay the scheduled interest or principal on its outstanding short-term or long-term debt (if such failure is not cured) could trigger the obligation to re-pay the debt outstanding under said indenture. The Company believes that it has adequate committed credit facilities in place to protect against such defaults.*

          The Company also has authorization from the SEC, under the Public Utility Holding Company Act of 1935, to issue long-term debt securities and equity securities in amounts not exceeding $1.5 billion at any one time outstanding during the order's authorization period, which extends to December 31, 2005. In January 2003, the Company registered $800 million of debt and equity securities under the Securities Act of 1933. After the February 2003 debt issuance discussed above, the Company has available capacity to issue an additional $550 million of debt and equity securities registered under the Securities Act of 1933. The Company may sell all or a portion of the remaining registered securities if warranted by market conditions and the Company's capital requirements. Any offer and sale of the above mentioned securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

          The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company's consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $32.0 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company's minority owned entities, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $9.2 million. The Company has guaranteed 50% or $4.6 million of these capital lease commitments.

          The following table summarizes the Company's expected future contractual cash obligations as of March 31, 2003, and the twelve-month periods over which they occur:

-------------------------------------- -----------------------------------------------------------------------------------------
                                                                 Payments by Expected Maturity Dates
                                       -----------------------------------------------------------------------------------------
(Millions of Dollars)                   2003-2004    2004-2005    2005-2006   2006-2007   2007-2008   Thereafter        Total
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------
Long-Term Debt                            $145.4       $109.5         $4.9        $2.2      $   -        $1,143.0      $1,405.0
Short-Term Bank Notes                      163.7            -            -           -          -               -         163.7
Commercial Paper                           144.0            -            -           -          -               -         144.0
Operating Lease Commitments                  8.1          6.6          5.2         3.8        3.1             5.2          32.0
Capital Lease Commitments                    0.6          0.6          0.8         0.7        0.6             1.3           4.6
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------

          The Company has made certain guarantees on behalf of its subsidiaries. The guarantees relate primarily to: (i) obligations under derivative financial instruments, which are included on the consolidated balance sheet in accordance with SFAS 133 (see Item 2, MD&A under the headings “Critical Accounting Policies” and “Accounting for Derivative Financial Instruments”); (ii) Utility segment obligations to purchase gas to be resold in its regulated business in accordance with established regulatory mechanisms to pass through the cost of that gas to its retail customers; (iii) NFR obligations to purchase gas or to purchase gas transportation/storage services where the amounts actually due on those obligations each month are included

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

on the consolidated balance sheet as a current liability; and (iv) other obligations which are reflected on the consolidated balance sheet. The Company believes that the probability that it would be required to make payments under the guarantees is slight, and therefore has not included them in the table above.*

          The amounts and timing of the issuance and sale of debt and/or equity securities will depend on market conditions, indenture requirements, regulatory authorizations, and the capital requirements of the Company. *

          The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the year of resolution, none of these matters are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2002 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

REGULATORY MATTERS

Utility Operation

Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) that establishes rates for a three-year period beginning October 1, 2000. For a complete discussion of this Agreement, refer to “Rate Matters” in Item 7 of the Company’s 2002 Form 10-K. The Company, Staff of the Department of Public Service and other parties have begun discussions regarding Distribution Corporation’s rates and services subsequent to the expiration of the Agreement on September 30, 2003.

On September 20, 2001, the NYPSC issued an order under which Distribution Corporation was Ordered to Show Cause why an action for penalties of $19 million should not be commenced against it for alleged violations of consumer protection requirements. According to the NYPSC and intervenors, the alleged violations may have caused or contributed to the death of an individual in an unheated apartment. On December 3, 2001, Distribution Corporation filed its response (submitted under a seal of confidentiality imposed by the Supreme Court, Erie County designed to protect the personal privacy interests of the deceased individual) and requested that the NYPSC either close (dismiss) the Show Cause proceeding based on the evidence presented in Distribution’s response, or hold investigatory hearings “to demonstrate that a penalty action is unwarranted.” On July 25, 2002 the NYPSC issued an order granting Distribution Corporation’s request for hearings, and referred the matter to an administrative law judge for scheduling and other matters. The Company believes and will continue to vigorously assert that the NYPSC’s allegations lack merit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pennsylvania Jurisdiction

On April 16, 2003, Distribution Corporation filed a request with the Pennsylvania Public Utility Commission (PaPUC) to increase annual operating revenues by $16.5 million to cover increases in the cost of providing service, to be effective June 15, 2003. Distribution Corporation filed this request for several reasons including increases in the costs associated with Distribution Corporation’s ongoing construction program as well as increases in uncollectible accounts and personnel expenses.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

          On May 7, 2003, Supply Corporation entered into a Stipulation and Consent Agreement with the FERC Office of Market Oversight and Investigations to resolve the FERC investigation described in “Rate Matters” in Item 7 of the Company’s 2002 Form 10-K. FERC has approved the Stipulation and Consent Agreement. The settlement provides, among other things, that:

(i)      Supply Corporation does not admit any violations of applicable laws or regulations;

(ii)     Supply Corporation asserts that neither Supply nor any of its affiliates were unjustly enriched by, received a competitive advantage, or otherwise profited from the alleged activities described in the Stipulation and
         Consent Agreement, and that there was no ascertainable harm to any shipper, potential shipper or the public;

(iii)    Supply Corporation will implement fully and follow the three-year "Compliance Plan" attached to the Stipulation and
         Agreement, which plan requires the establishment of various internal procedures, and various training, reviewing and reporting; and

(iv)     Supply Corporation will pay to the U.S. Treasury $0.3 million to cover the costs of the audit and investigation.

Other Matters

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2003, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $4.0 million to $5.0 million.* The minimum liability of $4.0 million has been recorded on the Consolidated Balance Sheet at March 31, 2003. Other than discussed in Note H of the 2002 Form 10-K (referred to below), the Company is currently not aware of any material

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

  Changes in the price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of financial instruments or the Company's natural gas and oil reserves;

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

  Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations; or

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

Evaluation of disclosure controls and procedures

          The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act.) These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that

Item 4. Controls and Procedures (Concl.)

it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this Quarterly Report on Form 10-Q (Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective to accomplish those tasks.

Changes in internal controls

          The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with GAAP. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Part II. Other Information

Item 1. Legal Proceedings

In an action instituted in the New York State Supreme Court, Chautauqua County on January 31, 2000 against Seneca, NFR and “National Fuel Gas Corporation,” Donald J. and Margaret Ortel and Brian and Judith Rapp, “individually and on behalf of all those similarly situated,” allege, in an amended complaint which adds National Fuel Gas Company as a party defendant (a) that Seneca underpaid royalties due under leases operated by it, and (b) that Seneca’s co-defendants (i) fraudulently participated in and concealed such alleged underpayment, and (ii) induced Seneca’s alleged breach of such leases. Plaintiffs seek an accounting, declaratory and related injunctive relief, and compensatory and exemplary damages. Defendants have denied each of plaintiffs’ material substantive allegations and set up twenty-five affirmative defenses in separate verified answers.

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

          In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. Plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff’s material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co-defendant. Distribution Corporation believes and will vigorously assert that plaintiff’s allegations lack merit. For a discussion of a related matter before the NYPSC, refer to Part I, Item 2 - MD&A of this report under the heading “Regulatory Matters.”

          The Company believes, based on the information presently known, that the ultimate resolution of these matters, individually or in the aggregate, will not be material to the consolidated financial condition, results of

Item 1. Legal Proceedings (Concl.)

operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcomes of these matters, and it is possible that the outcomes, individually or in the aggregate, could be material to results of operations or cash flow for a particular quarter or annual period.*

          For a discussion of various environmental matters, refer to Part I, Item 1 at Note 4 and Part I, Item 2 – MD&A of this report under the heading “Environmental Matters.”

          The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such matters could have a material effect on earnings and cash flows in the period of resolution, none of these matters are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Item 2. Changes in Securities

          As of January 2, 2003, the Company issued a total of 2,440 unregistered shares of Company common stock to the nine non-employee directors of the Company then serving on the Board of Directors, 170 shares to each of two directors who retired from the Board on February 20, 2003, and 300 shares to each of the other seven directors. As of March 7, 2003, the Company issued 133 unregistered shares of Company common stock to R. Don Cash, who was elected to the Board on February 20, 2003. All of these shares were issued as partial consideration for those directors’ services during the quarter ended March 31, 2003, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 20, 2003. At that meeting, the shareholders elected directors, appointed independent accountants, rejected a shareholder proposal to limit certain executive compensation plans, and rejected a shareholder proposal to create a committee to address alleged discrimination in employment.

         The total votes were as follows:
                                                                 Against                            Broker
                                                For           Or Withheld          Abstain       Non- Votes
                                                ---           -----------          -------       ----------

(i)      Election of directors to
         serve for a three-year
         term:
           - R. Don Cash                    69,306,960         1,342,643                -             -
           - George L. Mazanec              66,086,293         4,563,310                -             -
           - John F. Riordan                65,797,138         4,852,465                -             -
         Election of director to
         serve for a two-year
         term:
           - Rolland E. Kidder              66,627,659         4,021,944                -             -
Item 4. Submission of Matters to a Vote of Security Holders (Concl.)

         Directors whose term of office continued after the meeting:

         Term expiring in 2004:  Philip C. Ackerman, James V. Glynn and Bernard J. Lee.

         Term expiring in 2005:  Robert T. Brady and Bernard J. Kennedy.

                                                                 Against                            Broker
                                                For           Or Withheld          Abstain       Non- Votes
                                                ---           -----------          -------       ----------

(ii)     Appointment of
         PricewaterhouseCoopers
         LLP as independent
         accountants                        65,680,081         4,702,111          267,411                 -

(iii)    Adoption of shareholder
         proposal to limit certain
         executive compensation
         plans                               6,528,091        44,765,721        1,460,097        17,895,694

(iv)     Adoption of shareholder
         proposal to create
         committee to address
         alleged discrimination
         in employment                       3,461,839        46,062,183        3,229,892        17,895,689

Item 5. Other Information

          At the Annual Meeting of Shareholders held on February 20, 2003, the Company’s shareholders elected R. Don Cash as a new director of the Company. Also on February 20, 2003, William J. Hill and Eugene T. Mann retired from the Board of Directors.

          On February 20, 2003, the Board of Directors elected Ronald J. Tanski as Controller of the Company. Mr. Tanski is Controller and Senior Vice President of Distribution Corporation and Secretary and Treasurer of Horizon. On February 1, 2003, Gerald T. Wehrlin retired as Controller of the Company, President and Treasurer of NFR, and as an officer of certain other subsidiaries of the Company.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit

                 (4)                Officer's Certificate Establishing 5.25% Notes due 2013, dated February 18,
                                    2003.
Item 6. Exhibits and Reports on Form 8-K (Concl.)
                 (10)(iii)          Consulting and Confidentiality Agreement, effective February 2, 2003, between  the Company and
                                    Gerald T. Wehrlin.

                 (12)               Statements regarding Computation of Ratios:
                                    Ratio of Earnings to Fixed  Charges for the Twelve Months Ended March 31, 2003 and the Fiscal Years
                                    Ended September 30, 1998 through 2002.

                 (99)               Additional Exhibits:

                 99.1               National Fuel Gas Company  Consolidated  Statements of Income for the Twelve Months Ended March 31,
                                    2003 and 2002.

                 99.2               Written  statements of Chief Executive Officer and Principal  Financial Officer furnished  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K

                                    A report on Form 8-K dated  January  27,  2003 was filed on  January  29,  2003  regarding  a press release  issued by the Company  concerning  earnings for the quarter ended  December 31, 2002 and a conference  call on January 28, 2003.  This  information was filed under Item 5, "Other Events." An exhibit was filed under Item 7, "Financial Statements and Exhibits."

                                    A report on Form 8-K dated and filed on February 7, 2003 regarding a press release issued by the
                                    Company concerning its acquisition of the Empire State Pipeline from a subsidiary of Duke Energy
                                    Corporation.  This information was filed under Item 5, "Other Events."  An exhibit was filed under
                                    Item 7, "Financial Statements and Exhibits."

Signature

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
Date: May 15, 2003

Certifications

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Joseph P. Pawlowski

Joseph P. Pawlowski
Treasurer and Principal Financial Officer

EXHIBIT INDEX
(Form 10-Q)

Exhibit 4                  Officer's Certificate Establishing 5.25% Notes due 2013
                           dated February 18, 2003

Exhibit 10(iii)            Consulting and Confidentiality Agreement, effective February 2,
                           2003, between the Company and Gerald T. Wehrlin

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended March 31, 2003 and the Fiscal Years Ended
                           September 30, 1998 through 2002

Exhibit 99.1               National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended March 31, 2003
                           and 2002

Exhibit 99.2               Written statements of Chief Executive Officer and Principal
                           Financial Officer furnished pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002