Form 10-K
period 2003-09-30
NATIONAL FUEL GAS CO
filed 2003-12-29
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K
 Annual Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

Commission File Number 1-3880

National Fuel Gas Company
(Exact name of registrant as specified in its charter)

New Jersey	13-1086010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6363 Main Street	14221
Williamsville, New York	(Zip Code)
(Address of principal executive offices)

(716) 857-7000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value, and	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES    X    NO

      The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $1,733,892,000 as of March 31, 2003.

      Common Stock, $1 Par Value, outstanding as of November 30, 2003: 81,600,674 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 2004 are incorporated by reference into Part III of this report.

For the Fiscal Year Ended September 30, 2003

                                        Contents

Part I                                                                          Page

ITEM 1 BUSINESS                                                                   4

   THE COMPANY AND ITS SUBSIDIARIES                                               4
   RATES AND REGULATION                                                           5
   THE UTILITY SEGMENT                                                            6
   THE PIPELINE AND STORAGE SEGMENT                                               6
   THE EXPLORATION AND PRODUCTION SEGMENT                                         7
   THE INTERNATIONAL SEGMENT                                                      7
   THE ENERGY MARKETING SEGMENT                                                   7
   THE TIMBER SEGMENT                                                             7
   ALL OTHER CATEGORY AND CORPORATE OPERATIONS                                    7
   SOURCES AND AVAILABILITY OF RAW MATERIALS                                      7
   COMPETITION                                                                    8
   SEASONALITY                                                                   10
   CAPITAL EXPENDITURES                                                          10
   ENVIRONMENTAL MATTERS                                                         10
   MISCELLANEOUS                                                                 10
   EXECUTIVE OFFICERS OF THE COMPANY                                             11

ITEM 2 PROPERTIES                                                                13

   GENERAL INFORMATION ON FACILITIES                                             13
   EXPLORATION AND PRODUCTION ACTIVITIES                                         14

ITEM 3 LEGAL PROCEEDINGS                                                         17

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       18

Part II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS                                                                   18

ITEM 6 SELECTED FINANCIAL DATA                                                   19

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS                                                             21

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               46

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               46

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE                                                      86

ITEM 9A CONTROLS AND PROCEDURES                                                  86

Part III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                       87

ITEM 11 EXECUTIVE COMPENSATION                                                   87

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        AND RELATED STOCKHOLDER MATTERS                                          87

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           88

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES                                   88

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K          88

SIGNATURES                                                                       95

This Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements included in this Form 10-K at Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A), under the heading “Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with an asterisk (“*”) following the statement, as well as those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

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

1. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas or provides natural gas transportation services to approximately 733,000 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.

2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and Empire State Pipeline (Empire), a New York joint venture between two wholly-owned entities of the Company. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River and (ii) 28 underground natural gas storage fields owned and operated by Supply Corporation as well as four other underground natural gas storage fields operated jointly with various other interstate gas pipeline companies. Empire, an intrastate pipeline company, transports natural gas for Distribution Corporation and for other utilities, large industrial customers and power producers in New York State. Empire owns a 157-mile pipeline that extends generally from the United States/Canadian border at the Niagara River near Buffalo, New York to near Syracuse, New York. The Company acquired Empire, which is regulated by the State of New York Public Service Commission (NYPSC), in February 2003. Seneca Independence Pipeline Company was formed to hold a one-third general partnership interest in Independence Pipeline Company, which was dissolved in 2002.

3. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, and in the Gulf Coast region of Texas and Louisiana. Also, Exploration and Production operations are conducted in the provinces of Alberta, Saskatchewan and British Columbia in Canada by Seneca Energy Canada, Inc. (SECI), formerly Player Resources Ltd. SECI is an Alberta, Canada corporation and a subsidiary of Seneca. In September 2003, the Company sold its Southeast Saskatchewan properties, reducing its oil reserves by 19,400 thousand barrels (Mbbl) and its gas reserves by 270 million cubic feet (MMcf). At September 30, 2003, the Company had remaining U.S. and Canadian reserves of 69,764 Mbbl and 251,117 MMcf.

4. The International segment operations are carried out by Horizon Energy Development, Inc. (Horizon), a New York corporation. Horizon engages in foreign and domestic energy projects through investments as a sole or substantial owner in various business entities. These entities include Horizon's wholly-owned subsidiary, Horizon Energy Holdings, Inc., a New York corporation, which owns 100% of Horizon Energy Development B.V. (Horizon B.V.). Horizon B.V. is a Dutch company whose principal asset is majority ownership of United Energy, a.s. (UE), a wholesale power and district heating company located in the northern part of the Czech Republic. Horizon B.V. is also pursuing power development projects in other parts of Europe.

5. The Energy Marketing segment operations are carried out by National Fuel Resources, Inc. (NFR), a New York corporation, which markets natural gas to industrial, commercial, public authority and residential end-users in western and central New York and northwestern Pennsylvania, offering competitively priced energy and energy management services for its customers.

6. The Timber segment operations are carried out by Highland Forest Resources, Inc. (Highland), a New York corporation, and by a division of Seneca known as its Northeast Division. This segment markets timber from its New York and Pennsylvania land holdings, owns two sawmill operations in northwestern Pennsylvania and processes timber consisting primarily of high quality hardwoods. In August 2003, the Company sold approximately 70,000 acres of timber property. At September 30, 2003, the Company had approximately 87,000 acres of timber property remaining.

     Financial information about each of the Company's business segments can be found in Item 7, MD&A and also in Item 8 at Note H - Business Segment Information.

     The Company's other wholly-owned subsidiaries are not included in any of the six reportable business segments and consist of the following:

o Upstate Energy Inc. (Upstate), a New York corporation engaged in the purchase, sale and transportation of landfill gas in Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. On June 3, 2003, Upstate and a wholly owned subsidiary of Upstate acquired all of the partnership interests in Toro Partners, LP (Toro), a limited partnership which owns and operates eight short-distance landfill gas pipeline companies. Further information can be found in Item 7, MD&A and also in Item 8 at Note J - Acquisitions;

o Niagara Independence Marketing Company (NIM), a Delaware corporation which owns a one-third general partnership interest in DirectLink Gas Marketing Company (DirectLink), a Delaware general partnership which was dissolved October 31, 2003;

o Leidy Hub, Inc. (Leidy), a New York corporation formed to provide various natural gas hub services to customers in the eastern United States;

o Data-Track Account Services, Inc. (Data-Track), a New York corporation which provides collection services principally for the Company’s subsidiaries; and

o Horizon Power, Inc. (Horizon Power), a New York corporation which is designated as an “exempt wholesale generator” under the Holding Company Act and is developing or operating mid-range independent power production facilities and landfill gas pipeline facilities.

     No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2003.

Rates and Regulation

The Company is subject to regulation by the Securities and Exchange Commission (SEC) under the broad regulatory provisions of the Holding Company Act, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-company transactions and limitations on diversification. In 2003, both houses of Congress passed comprehensive energy bills that include repeal of the Holding Company Act. On November 17, 2003, a conference committee of the House and Senate approved a conference agreement (i.e., a compromise bill), which was passed by the House on November 19, 2003. The conference agreement is pending before the Senate and certain senators have indicated that it is likely to be considered in January 2004 when Congress reconvenes.* The conference agreement would repeal the Holding Company Act effective one year after the date of enactment of the new law. The measure, if enacted, would replace the Holding Company Act with provisions designed to give the Federal Energy Regulatory Commission (FERC) and state public utility regulatory commissions greater access to the books and records of companies in holding company systems. Also, in some cases, FERC would have jurisdiction to approve cost allocations among holding company system companies. If the Holding Company Act is repealed, it is possible that some state legislatures will enact new laws designed to give state public utilities commissions regulatory powers over holding companies similar to those now exercised by the SEC. The Company is unable to predict at this time what the ultimate outcome of legislative or regulatory changes will be and, therefore, whether the Holding Company Act will be repealed and what impact the repeal of the Holding Company Act might have on the Company.*

     The Utility segment’s rates, services and other matters are regulated by the NYPSC with respect to services provided within New York and by the Pennsylvania Public Utility Commission (PaPUC) with respect to services provided within Pennsylvania. For additional discussion of the Utility segment’s rates and regulation, see Item 7, MD&A under the heading “Rate Matters” and Item 8 at Note B-Regulatory Matters.

     The Pipeline and Storage segment’s rates, services and other matters with respect to Supply Corporation are regulated by FERC and by the NYPSC with respect to Empire. For additional discussion of the Pipeline and Storage segment’s rates and regulation, see Item 7, MD&A under the heading “Rate Matters” and Item 8 at Note B-Regulatory Matters.

     The discussion under Item 8 at Note B-Regulatory Matters includes a description of the regulatory assets and liabilities reflected on the Company’s Consolidated Balance Sheets in accordance with applicable accounting standards. To the extent that the criteria set forth in such accounting standards are not met by the operations of the Utility segment or the Pipeline and Storage segment, as the case may be, the related regulatory assets and liabilities would be eliminated from the Company’s Consolidated Balance Sheets and such accounting treatment would be discontinued.

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

The Utility Segment

The Utility segment contributed approximately 31.7% of the Company’s 2003 net income available for common stock.

     Additional discussion of the Utility segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials,” “Competition” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Pipeline and Storage Segment

The Pipeline and Storage segment contributed approximately 25.3% of the Company’s 2003 net income available for common stock.

     Supply Corporation currently has service agreements for substantially all of its firm transportation capacity, which totals approximately 2,093 thousand dekatherms (MDth) per day. The Utility segment accounts for approximately 1,179 MDth per day or 56.3% of the total capacity, and the Energy Marketing segment represents another 74 MDth per day or 3.5% of the total capacity. The remaining 841 MDth or 40.2% of Supply Corporation’s firm transportation capacity is subject to firm contracts with nonaffiliated customers.

     Supply Corporation has service agreements for substantially all of its firm storage capacity, which totals approximately 68,728 MDth. The Utility segment has contracted for 31,395 MDth or 45.7% of the total capacity and the Energy Marketing segment accounts for another 3,555 MDth or 5.2% of the total capacity. Nonaffiliated customers have contracted for the remaining 33,778 MDth or 49.1% of the firm storage capacity. Supply Corporation has been successful in marketing and obtaining executed contracts for storage service (at discounted rates) as it becomes available and expects to continue to do so.*

     Empire has service agreements for substantially all of its firm transportation capacity for the 2003-2004 winter period, which totals approximately 567 MDth per day. The Utility segment accounts for approximately 60 MDth per day or 10.6% of the total capacity, and the Energy Marketing segment accounts for approximately 10 MDth per day or 1.8% of the total capacity. The remaining 497 MDth per day or 87.6% of Empire’s firm winter transportation capacity is subject to firm contracts with nonaffiliated customers.

     Additional discussion of the Pipeline and Storage segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Exploration and Production Segment

The Exploration and Production segment incurred a net loss in 2003. The impact of this net loss in relation to the Company’s 2003 net income available for common stock was negative 17.8%.

     Additional discussion of the Exploration and Production segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Internatinal Segment

The International segment incurred a net loss in 2003. The impact of this segment’s net loss in relation to the Company’s 2003 net income available for common stock was negative 5.4%.

     Additional discussion of the International segment appears below under the heading “Sources and Availability of Raw Materials,” “Competition” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Energy Marketing Segment

The Energy Marketing segment contributed approximately 3.3% of the Company’s 2003 net income available for common stock.

     Additional discussion of the Energy Marketing segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Timber Segment

The Timber segment contributed approximately 62.8% of the Company’s 2003 net income available for common stock.

     Additional discussion of the Timber segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

All Other Category and Corporate Operations

The All Other category and Corporate operations contributed approximately 0.1% of the Company’s 2003 net income available for common stock.

     Additional discussion of the All Other category and Corporate operations appears below in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

Sources and Availability of Raw Materials

Natural gas is the principal raw material for the Utility segment. In 2003, the Utility segment purchased 123.0 billion cubic feet (Bcf) of gas. Gas purchases from producers and suppliers in the southwestern United States and Canada under firm contracts (seasonal and longer) accounted for 63% of these purchases. Purchases of gas on the spot market (contracts for one month or less) accounted for 37% of the Utility segment’s 2003 gas purchases. Gas purchases from BP Energy Company (13%), Amerada Hess Corporation (13%), ConocoPhillips (12%), Anadarko Petroleum Corporation (11%) and Occidental

Energy Marketing, Inc. (10%) accounted for 59% of the Utility’s gas purchases. No other producer or supplier provided the Utility segment with more than 10% of its gas requirements in 2003.

     Supply Corporation transports and stores gas owned by its customers, whose gas originates in the southwestern and Appalachian regions of the United States as well as in Canada. Empire transports gas owned by its customers, whose gas originates in the southwestern and mid-continent regions of the United States as well as Canada. Additional discussion of proposed pipeline projects appears below under “Competition” and in Item 7, MD&A.

     The Exploration and Production segment seeks to discover and produce raw materials (natural gas, oil and hydrocarbon liquids) as further described in this report in Item 7, MD&A and Item 8 at Notes H -Business Segment Information and N - Supplementary Information for Oil and Gas Producing Activities.

     Coal is the principal raw material for the International segment, constituting 52% of the cost of raw materials needed in 2003 to operate the boilers which produce steam or hot water. Natural gas, oil, limestone and water combined accounted for the remaining 48% of such materials. Coal is purchased and delivered directly from the adjacent Mostecka Uhelna Spolecnost, a.s. mine in the Czech Republic for Horizon’s largest coal-fired plant under a contract where price and quantity are the subject of negotiation each year. The Company has been informed that this mine is expected to have reserves through 2030, although the Company has not been provided with an independent reserve study to support this information.* Natural gas is imported into the Czech Republic from sources in Russia and the North Sea and is transported through the Transgas pipeline system, which is majority owned by RWE AG, a German multi-utility. The International segment purchases natural gas from one of the eight regional gas distribution companies in the Czech Republic. Oil is also imported into the Czech Republic. The International segment purchases oil from domestic and foreign refineries.

     With respect to the Timber segment, Highland requires an adequate supply of timber to process in its sawmill and kiln operations. Approximately eighty percent of the timber processed during fiscal year 2003 came from land owned by Seneca; however, this percentage is expected to drop to approximately 50% in fiscal year 2004 as a result of the previously discussed sale of approximately 70,000 acres of timber property.

     The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2003, this segment purchased 45 Bcf of natural gas.

Competition

Competition in the natural gas industry exists among providers of natural gas, as well as between natural gas and other sources of energy. The deregulation of the natural gas industry has enhanced the competitive position of natural gas relative to other energy sources, such as fuel oil or electricity, by removing some of the historical regulatory impediments to adding customers and responding to market forces. In addition, the environmental advantages of natural gas compared with other fuels should increase the role of natural gas as an energy source.*

     The electric industry has been moving toward a more competitive environment as a result of the Federal Energy Policy Act of 1992 and initiatives undertaken by the FERC and various states. It remains unclear what the impact will be on the Company of such restructuring or any future restructuring in response to the August 2003 Northeast blackout, legislation or other events.*

     The Company competes on the basis of price, service and reliability, product performance and other factors. Sources and providers of energy, other than those described under this “Competition” heading, do not compete with the Company to any significant extent.*

Competition: The Utility Segment

The changes precipitated by the FERC’s restructuring of the gas industry in Order No. 636 continue to reshape the roles of the gas utility industry and the state regulatory commissions. Regulators in both New York and Pennsylvania have adopted retail competition programs for natural gas supply purchases. However, since regulators in Pennsylvania have not pursued such programs recently, and since there have not been any significant new market entrants in New York, the Utility segment’s traditional distribution function remains largely unchanged.

     Competition for large-volume customers continues with local producers or pipeline companies attempting to sell or transport gas directly to end-users located within the Utility segment’s service territories (i.e., bypass). In addition, competition continues with fuel oil suppliers and may increase with electric utilities making retail energy sales.*

     The Utility segment is now better able to compete, through its unbundled flexible services, in its most vulnerable markets (the large commercial and industrial markets).* The Utility segment continues to (i) develop or promote new sources and uses of natural gas or new services, rates and contracts and (ii) emphasize and provide high quality service to its customers.

Competition: The Pipeline and Storage Segment

Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States and provide part of the link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and other continental regions of the United States. This location offers the opportunity for increased transportation and storage services in the future.*

     On February 6, 2003, the Company acquired Empire. Empire competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is particularly well situated to provide transportation from Canadian sourced gas, and its facilities are readily expandable. These characteristics provide Empire the opportunity to compete for an increased share of the gas transportation markets.

     Supply Corporation and TransCanada PipeLines Limited together are pursuing a proposal to construct a pipeline to transport natural gas from Kirkwall, Ontario to the storage and market hub at Leidy, Pennsylvania. This project, called the Northwinds Pipeline, is competing for customers with other proposed pipeline projects that would bring natural gas from Canada to the markets in the northeast and mid-Atlantic regions of the United States. It is likely that not all of the proposed pipelines will go forward, and that the first project built will have an advantage over other proposed projects.* If completed, the Northwinds Pipeline would likely create opportunities for increased transportation and storage services by Supply Corporation.* For further discussion of the Northwinds Pipeline project, refer to Item 7, MD&A under the heading “Investing Cash Flow.”

Competition: The Exploration and Production Segment

The Exploration and Production segment competes with other oil and natural gas producers and marketers with respect to sales of oil and natural gas. The Exploration and Production segment also competes, by competitive bidding and otherwise, with other oil and natural gas producers with respect to exploration and development prospects.

     To compete in this environment, Seneca and SECI each originate and act as operator on most prospects, minimize the risk of exploratory efforts through partnership-type arrangements, apply the latest technology for both exploratory studies and drilling operations, and focus on market niches that suit their size, operating expertise and financial criteria.

Competition: The International Segment

Horizon competes with other entities seeking to develop or acquire foreign and domestic energy projects. Horizon, through UE, faces competition in the sale of thermal energy. Most customers can opt to install boilers to produce their thermal energy, rather than purchase thermal energy from the district heating system. In addition, UE, which sells electricity at the wholesale level, faces competition in the sale of electricity. UE must submit price bids on an annual basis for the sale of its electricity to the regional distribution company. A large percentage of the electricity purchased by the regional distribution companies is produced by the Czech Republic’s dominant state-owned energy producer.

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

     Volumes transported and stored by Supply Corporation may vary materially depending on weather, without materially affecting its revenues. Supply Corporation’s allowed rates are based on a straight fixed-variable rate design which allows recovery of fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed only to recover the variable costs associated with actual transportation or storage of gas.

     Volumes transported by Empire may vary materially depending on weather, and can have a moderate effect on its revenues. Empire’s allowed rates are based on a modified fixed-variable rate design, which allows recovery of most fixed costs in fixed monthly reservation charges. Variable charges based on volumes are designed to recover variable costs associated with actual transportation of gas, to recover return on equity, and to recover income taxes.

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

Environmental Matters

A discussion of material environmental matters involving the Company is included in Item 7, MD&A under the heading “Other Matters” and in Item 8, Note G-Commitments and Contingencies.

Miscellaneous

The Company and its wholly-owned or majority-owned subsidiaries had a total of 3,037 full-time employees at September 30, 2003, with 2,140 employees in all of its U.S. operations and 897 employees in its international operations. This is a decrease of 4.4% from the 3,177 total employed at September 30, 2002.

     Agreements covering employees in collective bargaining units in New York were renegotiated, effective as of November 2003, and are scheduled to expire in February 2008. Certain agreements covering employees in collective bargaining units in Pennsylvania were renegotiated, effective November 2003 and are scheduled to expire in April 2009. Other agreements covering employees in collective bargaining units in Pennsylvania were renegotiated, effective November 2003, and are scheduled to expire in May 2009. An agreement covering employees in collective bargaining units in the Czech Republic is scheduled to expire in December 2004. Negotiations to renew such agreement are ongoing.

     The Utility segment has numerous municipal franchises under which it uses public roads and certain other rights-of-way and public property for the location of facilities. When necessary, the Utility segment renews such franchises.

     The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the Company’s internet website, www.nationalfuelgas.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Executive Officers of the Company as of November 15, 2003(1)

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

Name and Age(2)              Current Company Positions and Other Material
                             Business Experience During Past Five Years(3)
---------------------------- --------------------------------------------------------------------------------------

Philip C. Ackerman           Chairman of the Board of Directors since January 2002;  Chief  Executive  Officer
(59)                         since October  2001;  President  since July 1999;  and President of Horizon since
                             September  1995.  Mr.  Ackerman  has served as a Director  since March 1994,  and previously  served  as  Senior  Vice  President  from  June 1989 to July 1999 and
                             President of Distribution Corporation from October 1995 to July 1999.

---------------------------- --------------------------------------------------------------------------------------

Dennis J. Seeley             President  of Supply  Corporation  since March 2000;  President  of Empire  since
(60)                         February 2003;  Senior Vice President of Distribution  Corporation since February
                             1997.  Mr.  Seeley has served as Vice  President of the Company from January 2000 to April 2000 and Senior Vice President of Supply  Corporation  from January 1993 to February 1997.

---------------------------- --------------------------------------------------------------------------------------

David F. Smith               President of Distribution  Corporation  since July 1999; Senior Vice President of
(50)                         Supply  Corporation  since July 2000.  Mr. Smith served as Senior Vice  President of Distribution Corporation from January 1993 to  July 1999.

---------------------------- --------------------------------------------------------------------------------------

James A. Beck                President of Seneca  since  October  1996 and  President of Highland  since March
(56)                         1998.  Mr. Beck  previously  served as Vice President of Seneca from January 1994 to April 1995 and Executive  Vice  President of Seneca from May 1995 to September
                             1996.

---------------------------- --------------------------------------------------------------------------------------

Bruce H. Hale                President  of Horizon  Power since March 2001;  Senior Vice  President  of Supply
(54)                         Corporation  since February  1997; and Vice President of Horizon since  September
                             1995.  Mr.  Hale  previously  served as Senior  Vice  President  of  Distribution
                             Corporation from January 1993 to February 1997.

---------------------------- --------------------------------------------------------------------------------------

Joseph P. Pawlowski          Treasurer  of  the  Company  since  December  1980;   Senior  Vice  President  of
(62)                         Distribution  Corporation  since  February  1992 and  Treasurer  of  Distribution
                             Corporation since January 1981;  Treasurer of Supply Corporation since June 1985;
                             Treasurer of Empire since  February  2003;  and  Secretary of Supply  Corporation
                             since October 1995.

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

Name and Age(2)              Current Company Positions and Other Material
                             Business Experience During Past Five Years(3)
---------------------------- --------------------------------------------------------------------------------------

Walter E. DeForest           Senior Vice President of Distribution  Corporation  since August 1993; and Senior
(62)                         Vice President of Supply Corporation from January 1992 to August 1993.

---------------------------- --------------------------------------------------------------------------------------

Anna Marie Cellino           Secretary  of  the  Company  since  October  1995;   Senior  Vice   President  of
(50)                         Distribution  Corporation  since July 2001;  and Vice  President of  Distribution
                             Corporation from June 1994 to July 2001.

---------------------------- --------------------------------------------------------------------------------------

Ronald J. Tanski             Controller  of  the  Company  since  February  2003;  Senior  Vice  President  of
(51)                         Distribution  Corporation since July 2001; Controller of Distribution Corporation since February 1997;  Secretary and Treasurer of Horizon since February 1997; and
                             Vice President of Distribution Corporation from  April 1993 to July 2001.

---------------------------- --------------------------------------------------------------------------------------

John R. Pustulka             Senior Vice President of Supply  Corporation  since July 2001; and Vice President
(51)                         of Supply Corporation from April 1993 to July 2001.

---------------------------- --------------------------------------------------------------------------------------

James D. Ramsdell            Senior Vice  President  of  Distribution  Corporation  since July 2001;  and Vice
(48)                         President of Distribution Corporation from June 1994 to July 2001.

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

        (2) Ages are as of September 30, 2003.

        (3) The information provided relates to the principal subsidiaries of the Company. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

ITEM 2 Properties

General Information on Facilities

The investment of the Company in net property, plant and equipment was $2.9 billion at September 30, 2003. Approximately 57% of this investment was in the Utility and Pipeline and Storage segments, which are primarily located in western and central New York and northwestern Pennsylvania. The Exploration and Production segment, which has the next largest investment in net property, plant and equipment (32%), is primarily located in California, in the Appalachian region of the United States, in Wyoming, in the Gulf Coast region of Texas and Louisiana and in the provinces of Alberta, Saskatchewan and British Columbia in Canada. The remaining investment in net property, plant and equipment consisted primarily of the International segment (8%) which is located in the Czech Republic and the Timber segment (3%) which is located primarily in northwestern Pennsylvania. During the past five years, the Company has made significant additions to property, plant and equipment in order to augment the reserve base of oil and gas in the United States and Canada, and to expand and improve transmission and distribution facilities for both retail and transportation customers. Net property, plant and equipment has increased $666 million, or 30%, since 1998.

     The Utility segment had a net investment in property, plant and equipment of $972.0 million at September 30, 2003. The net investment in its gas distribution network (including 14,773 miles of distribution pipeline) and its service connections to customers represent approximately 57% and 29%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2003.

     The Pipeline and Storage segment had a net investment of $685.6 million in property, plant and equipment at September 30, 2003. Transmission pipeline, with a net cost of $262.6 million, represents 38% of this segment’s total net investment and includes 2,601 miles of pipeline required to move large volumes of gas throughout its service area. Storage facilities consist of 32 storage fields, four of which are jointly operated with certain pipeline suppliers, and 439 miles of pipeline. Net investment in storage facilities includes $87.0 million of gas stored underground-noncurrent, representing the cost of the gas required to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 29 compressor stations with 75,306 installed compressor horsepower.

     The Exploration and Production segment had a net investment in property, plant and equipment of $925.8 million at September 30, 2003. Of this amount, $809.3 million relates to properties located in the United States. The remaining net investment of $116.5 million relates to properties located in Canada.

     The International segment had a net investment in property, plant and equipment of $219.2 million at September 30, 2003. This represents UE’s net investment in district heating and electric generation facilities.

     The Timber segment had a net investment in property, plant and equipment of $87.6 million at September 30, 2003. Located primarily in northwestern Pennsylvania, the net investment includes two sawmills and approximately 87,000 acres of land and timber.

     The Utility and Pipeline and Storage segments’ facilities provided the capacity to meet the Company’s 2003 peak day sendout, including transportation service, of 1,744.8 million cubic feet (MMcf), which occurred on January 23, 2003. Withdrawals from storage of 653.8 MMcf provided approximately 37.5% of the requirements on that day.

     Company maps are included in exhibit 99.3 of this Form 10-K and are incorporated herein by reference.

Exploration and Production Activities

The Company is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, and in the Gulf Coast region of Texas and Louisiana. Also, Exploration and Production operations are conducted in the provinces of Alberta, Saskatchewan and British Columbia in Canada. Further discussion of oil and gas producing activities is included in Item 8, Note N-Supplementary Information for Oil and Gas Producing Activities. Note N sets forth proved developed and undeveloped reserve information for Seneca. During 2003, Seneca’s proved developed and undeveloped reserves decreased significantly. Natural gas reserves decreased from 258 Bcf at September 30, 2002 to 251 Bcf at September 30, 2003 and oil reserves decreased from 99,717 thousands of barrels (Mbbl) to 69,764 Mbbl. These decreases are attributed to several factors: (i) U.S. and Canadian production and sales of Canadian properties (refer to Item 7, MD&A) and (ii) downward reserve revisions, primarily related to the Canadian properties sold during the year, (reflected in Note N as revisions of previous estimates). Seneca’s proved developed and undeveloped reserves also decreased in 2002 as compared to 2001. Natural gas reserves decreased from 322 Bcf at September 30, 2001 to 258 Bcf at September 30, 2002 and oil reserves decreased from 115,328 Mbbl to 99,717 Mbbl. These decreases are attributed to several factors: (i) production and sales of properties (refer to Item 7, MD&A), (ii) limited drilling activity off-shore in the Gulf of Mexico which resulted in a reserve replacement of only 56% of consolidated production (the Company is continuing to shift its emphasis from short-lived off-shore reserves to longer-lived on-shore reserves), and (iii) a determination that certain development drilling programs in California and Canada were uneconomic (reflected in Note N as revisions of previous estimates). Seneca’s oil and gas reserves reported in Note N as of September 30, 2003 were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Ralph E. Davis Associates, Inc. Seneca reports its oil and gas reserve information on an annual basis to the Energy Information Administration, a statistical agency of the U. S. Department of Energy (EIA). The basis of reporting Seneca’s reserves to the EIA is identical to that reported in Note N.

     The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.

Production
------------------------------------------------------------------------------------
For the Year Ended September 30                    2003        2002        2001
------------------------------------------------------------------------------------
United States
Gulf Coast Region
  Average Sales Price per Mcf of Gas             $   5.41    $  2.89     $  4.93
  Average Sales Price per Barrel of Oil          $  29.17    $ 22.83     $ 27.47
  Average Sales Price per Mcf of Gas
   (after hedging)                               $   4.22    $  3.69     $  3.65
  Average Sales Price per Barrel of Oil
   (after hedging)                               $  27.88    $22.51      $ 24.11
  Average Production (Lifting) Cost per Mcf
    Equivalent of Gas and Oil Produced           $   0.56    $  0.60     $  0.41
  Average Production per Day (in MMcf
    Equivalent of Gas and Oil Produced)                75        100         115
------------------------------------------------------------------------------------
West Coast Region
  Average Sales Price per Mcf of Gas             $   5.01    $  2.86     $ 10.18
  Average Sales Price per Barrel of Oil          $  26.12    $ 19.94     $ 24.06
  Average Sales Price per Mcf of Gas
   (after hedging)                               $   5.12    $  2.86     $  7.81
  Average Sales Price per Barrel of Oil
   (after hedging)                               $  23.67    $ 20.09     $ 20.67
  Average Production (Lifting) Cost per Mcf
    Equivalent of Gas and Oil Produced           $   1.00    $  0.81     $  0.81
  Average Production per Day (in MMcf
    Equivalent of Gas and Oil Produced)                59         63          59
------------------------------------------------------------------------------------
Appalachian Region
  Average Sales Price per Mcf of Gas             $   5.07    $  3.74     $  5.03

  Average Sales Price per Barrel of Oil          $  28.77    $ 23.76     $ 28.51
  Average Sales Price per Mcf of Gas
   (after hedging)                               $   5.10    $  3.74     $  4.95
  Average Sales Price per Barrel of Oil
   (after hedging)                               $  28.77    $ 23.76     $ 28.51
  Average Production (Lifting) Cost per Mcf
    Equivalent of Gas and Oil Produced           $   0.43    $  0.53     $  0.51
  Average Production per Day (in MMcf
    Equivalent of Gas and Oil Produced)                14         12          11
------------------------------------------------------------------------------------
Total United States
  Average Sales Price per Mcf of Gas             $   5.28    $  2.99     $  5.53
  Average Sales Price per Barrel of Oil          $  27.16    $ 21.03     $ 25.43
  Average Sales Price per Mcf of Gas
   (after hedging)                               $   4.52    $  3.58     $  4.25
  Average Sales Price per Barrel of Oil
   (after hedging)                               $  25.11    $ 21.01     $ 22.06
  Average Production (Lifting) Cost per Mcf
    Equivalent of Gas and Oil Produced           $   0.72    $  0.67     $  0.55
  Average Production per Day (in MMcf
    Equivalent of Gas and Oil Produced)               148        175         185
------------------------------------------------------------------------------------
Canada
  Average Sales Price per Mcf of Gas             $   4.67    $  2.29     $  2.41
  Average Sales Price per Barrel of Oil          $  26.41    $ 19.94     $ 24.29
  Average Sales Price per Mcf of Gas
   (after hedging)                               $   4.20    $  3.59     $  2.41
  Average Sales Price per Barrel of Oil
   (after hedging)                               $  15.85    $ 18.11     $ 20.85
  Average Production (Lifting) Cost per Mcf
    Equivalent of Gas and Oil Produced           $   1.65    $  1.29     $  1.34
  Average Production per Day (in MMcf
    Equivalent of Gas and Oil Produced)                55         64          55
------------------------------------------------------------------------------------
Total Company
  Average Sales Price per Mcf of Gas             $   5.18    $  2.88     $  5.39
  Average Sales Price per Barrel of Oil          $  26.90    $ 20.63     $ 24.99
  Average Sales Price per Mcf of Gas
   (after hedging)                               $   4.47    $  3.58     $  4.17
  Average Sales Price per Barrel of Oil
   (after hedging)                               $  21.84    $ 19.94     $ 21.59
  Average Production (Lifting) Cost per Mcf
    Equivalent of Gas and Oil Produced           $   0.97    $  0.84     $  0.73
  Average Production per Day (in MMcf
    Equivalent of Gas and Oil Produced)               203        239         240
------------------------------------------------------------------------------------

Productive Wells
----------------------------------------------------------------------------------------------------------------------
                                                     United States
                        ----------------------------------------------------------------------------------------------
                        Gulf Coast Region      West Coast Region      Appalachian Region        Total U. S.
----------------------------------------------------------------------------------------------------------------------
At September 30,
2003                     Gas        Oil        Gas         Oil         Gas        Oil          Gas          Oil
----------------------------------------------------------------------------------------------------------------------
Productive Wells -
Gross                      31        38          -        1,119       1,874         31        1,905          1,188
Productive Wells -
Net                        18        17          -        1,108       1,792         25        1,810          1,150
----------------------------------------------------------------------------------------------------------------------

Productive Wells
---------------------------------------------------------------------------------
                                       Canada                Total Company
---------------------------------------------------------------------------------
At September 30, 2003             Gas          Oil           Gas          Oil
---------------------------------------------------------------------------------
Productive Wells - Gross             155             47          2,060     1,235
Productive Wells - Net               114             31          1,924     1,181
---------------------------------------------------------------------------------

Developed and Undeveloped Acreage
-------------------------------------------------------------------------------------------------------------------------
                                                          United States
-------------------------------------------------------------------------------------------------------------------------
                                     Gulf Coast   West Coast     Appalachian       Total                     Total
At September 30, 2003                  Region       Region          Region         U. S.       Canada       Company
-------------------------------------------------------------------------------------------------------------------------
Developed Acreage - Gross             109,635        10,343         509,021       628,999      112,893       741,892
                  - Net                79,489         8,532         482,596       570,617       76,000       646,617
-------------------------------------------------------------------------------------------------------------------------
Undeveloped Acreage - Gross           259,534         1,119         439,095       699,748      439,385     1,139,133
                    - Net             137,817           860         414,710       553,387      336,538       889,925
-------------------------------------------------------------------------------------------------------------------------

As of September 30, 2003, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 131,844 acres in 2004 (107,191 net acres), 129,613 acres in 2005 (109,446 net acres), 101,610 acres in 2006 (93,458 net acres), and 776,066 acres thereafter (579,830 net acres).

Drilling Activity
------------------------------------------------------------------------------------------------------------------
                                                         Productive                            Dry
------------------------------------------------------------------------------------------------------------------
For the Year Ended September 30               2003          2002        2001       2003       2002        2001
------------------------------------------------------------------------------------------------------------------
United States
Gulf Coast Region
  Net Wells Completed - Exploratory                1.25         1.27       2.83          -        3.67        1.93
                      - Development                2.10         0.31       4.64          -           -          -
West Coast Region
  Net Wells Completed - Exploratory                   -            -          -          -           -          -
                      - Development               30.97        47.99      86.96          -        2.00        1.00
Appalachian Region
  Net Wells Completed - Exploratory                3.00         3.00       9.00       0.10        1.00        3.00
                      - Development               58.00        27.00      17.00          -        0.10           -
Total United States
  Net Wells Completed - Exploratory                4.25         4.27      11.83       0.10        4.67        4.93
                      - Development               91.07        75.30     108.60          -        2.10        1.00
Canada
  Net Wells Completed - Exploratory                5.00         0.20      10.00       2.50        4.00       11.00
                      - Development               17.16        33.70      61.14       5.00        7.90        2.75
Total
  Net Wells Completed - Exploratory                9.25         4.47      21.83       2.60        8.67       15.93
                     - Development              108.23       109.00     169.74       5.00       10.00        3.75
------------------------------------------------------------------------------------------------------------------

Present Activities
---------------------------------------------------------------------------------------------------------------------------
                                                                United States
---------------------------------------------------------------------------------------------------------------------------
                                             Gulf Coast    West Coast    Appalachian     Total                   Total
At September 30, 2003                          Region        Region         Region       U. S.      Canada      Company
---------------------------------------------------------------------------------------------------------------------------

Wells in Process of Drilling(1) - Gross          1.00          3.00          21.00       25.00       36.00       61.00
                                - Net            0.67          3.00          20.05       23.72       25.08       48.80
---------------------------------------------------------------------------------------------------------------------------

(1) Includes wells awaiting completion.
South Lost Hills Waterflood Program

In Seneca's South Lost Hills Field, a waterflood project was initiated in 1996 on the Ellis lease in the Diatomite reservoir for pressure maintenance and recovery enhancement purposes. The waterflood project has matured and injection was ceased in early 2003. The current oil production from the Ellis lease is 220 barrels of oil per day from 88 production wells.

ITEM 3 Legal Proceedings

In an action instituted in the New York State Supreme Court, Chautauqua County on January 31, 2000 against Seneca, NFR and "National Fuel Gas Corporation," Donald J. and Margaret Ortel and Brian and Judith Rapp, "individually and on behalf of all those similarly situated," allege, in an amended complaint which adds National Fuel Gas Company as a party defendant that (a) Seneca underpaid royalties due under leases operated by it, and (b) Seneca's co-defendants (i) fraudulently participated in and concealed such alleged underpayment, and (ii) induced Seneca's alleged breach of such leases. Plaintiffs seek an accounting, declaratory and related injunctive relief, and compensatory and exemplary damages. Defendants have denied each of plaintiffs' material substantive allegations and set up twenty-five affirmative defenses in separate verified answers.

     A motion was made by plaintiffs on July 15, 2002 to certify a class comprising all persons presently and formerly entitled to receive royalties on the sale of natural gas produced and sold from wells operated in New York by Seneca (and its predecessor Empire Exploration, Inc). On December 23, 2002, the court granted certification of the proposed class, as modified to exclude those leaseholders whose leases provide for calculation of royalties based upon a flat fee, or flat fee per cubic foot of gas produced. The court's order states that there are approximately 749 potential class members. Discovery has begun on the merits of the claims and the case will eventually be tried or settled.

     In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation's denial of natural gas service in November 2000 to the plaintiff's decedent, Velma Arlene Fordham, caused decedent's death in February 2001. Plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff's material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co-defendant. Distribution Corporation believes and will vigorously assert that plaintiff's allegations lack merit. On October 24, 2003, the Supreme Court, Kings County, entered an order granting Distribution Corporation's motion to change venue of the action to New York State Supreme Court, Erie County. Plaintiff has not appealed that order. For discussion of a related matter before the NYPSC, refer to Item 7 - MD&A of this report under the heading "Regulatory Matters."

     The Company believes, based on the information presently known, that the ultimate resolution of these matters, individually or in the aggregate, will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcomes of these matters, and it is possible that the outcomes, individually or in the aggregate, could be material to results of operations or cash flow for a particular quarter or annual period.*

     For a discussion of various environmental and other matters, refer to Item 7, MD&A and Item 8 at Note G - Commitments and Contingencies.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5 Market for the Registrant's Common Equity and Related Stockholder Matters

Information regarding the market for the Company's common equity and related stockholder matters appears under Item 12 at Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 8 at Note D-Capitalization and Short-Term Borrowings and Note M-Market for Common Stock and Related Shareholder Matters (unaudited).

     On July 1, 2003, the Company issued a total of 2,400 unregistered shares of Company common stock to the eight non-employee directors of the Company then serving on the Board of Directors, 300 shares to each such director. All of these unregistered shares issued on July 1, 2003 were issued as partial consideration for such directors' services during the quarter ended September 30, 2003, pursuant to the Company's Retainer Policy for Non-Employee Directors. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

ITEM 6 Selected Financial Data

----------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30                             2003             2002            2001             2000            1999
----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations (Thousands)
Operating Revenues                                 $2,035,471       $1,464,496      $2,059,836       $1,412,416      $1,254,402
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Purchased Gas                                       963,567          462,857       1,002,466          488,383         397,053
  Fuel Used in Heat and
    Electric Generation                                61,029           50,635          54,968           54,893          55,788
  Operation and Maintenance                           386,270          394,157         364,318          350,383         328,800
  Property, Franchise and Other Taxes                  82,504           72,155          83,730           78,878          91,146
  Depreciation, Depletion and
    Amortization                                      195,226          180,668         174,914          142,170         124,778
  Impairment of Oil and Gas
    Producing Properties                               42,774                -         180,781                -               -
----------------------------------------------------------------------------------------------------------------------------------
                                                    1,731,370        1,160,472       1,861,177        1,114,707         997,565
Gain on Sale of Timber Properties                     168,787                -               -                -               -
Loss on Sale of Oil and Gas Producing
  Properties                                          (58,472)               -               -                -               -
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                      414,416          304,024         198,659          297,709         256,837
Other Income (Expense):
   Income from Unconsolidated
     Subsidiaries                                         535              224           1,794            1,669             999
   Impairment of Investment in
     Partnership                                            -          (15,167)              -                -               -
   Other Income                                         6,887            7,017          10,639            6,366          11,344
   Interest Expense on Long-Term Debt                 (92,766)         (90,543)        (81,851)         (67,195)        (65,402)
   Other Interest Expense                             (12,290)         (15,109)        (25,294)         (32,890)        (22,296)
----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and
 Minority Interest in Foreign Subsidiaries            316,782          190,446         103,947          205,659         181,482
Income Tax Expense                                    128,161           72,034          37,106           77,068          64,829
Minority Interest in Foreign Subsidiaries -
  (Expense)                                              (785)            (730)         (1,342)          (1,384)         (1,616)
----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
  Changes in Accounting                               187,836          117,682          65,499          127,207         115,037
Cumulative Effect of Changes in
  Accounting                                          (8,892)                -               -                -               -
----------------------------------------------------------------------------------------------------------------------------------
Net Income Available for Common
  Stock                                              $178,944         $117,682         $65,499         $127,207        $115,037
----------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data
  Basic Earnings per Common Share                      $2.21(1)          $1.47           $0.83            $1.63           $1.49
  Diluted Earnings per Common Share                    $2.20(1)          $1.46           $0.82            $1.61           $1.47
  Dividends Declared                                    $1.06            $1.03           $0.99            $0.95           $0.92
  Dividends Paid                                        $1.05            $1.02           $0.97            $0.94           $0.91
  Dividend Rate at Year-End                             $1.08            $1.04           $1.01            $0.96           $0.93
At September 30:
Number of Common Shareholders                          19,217           20,004          20,345           21,164          22,336
----------------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment (Thousands)
  Utility                                          $1,036,432         $960,015        $945,693         $939,753        $919,642
  Pipeline and Storage                                705,927          487,793         483,222          474,972         466,524
  Exploration and Production                          925,833        1,072,200       1,081,622          998,852         674,813
  International                                       219,199          207,191         178,250          172,602         210,920
  Energy Marketing                                        171              125             262              360             489
  Timber                                               87,600          110,624          90,453           95,607          88,623
  All Other                                            22,042            6,797           1,209            1,241             214

  Corporate                                             1,883                -               2                4               7
----------------------------------------------------------------------------------------------------------------------------------
Total Net Plant                                    $2,999,087       $2,844,745      $2,780,713       $2,683,391      $2,361,232
----------------------------------------------------------------------------------------------------------------------------------
Total Assets (Thousands)                           $3,727,915       $3,401,309      $3,445,231       $3,251,031      $2,842,586
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (Thousands)
Comprehensive Shareholders' Equity                 $1,137,390       $1,006,858      $1,002,655        $ 987,437       $ 939,293
Long-Term Debt, Net of Current Portion              1,147,779        1,145,341       1,046,694          953,622         822,743
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                               $2,285,169       $2,152,199      $2,049,349       $1,941,059      $1,762,036
----------------------------------------------------------------------------------------------------------------------------------

 (1)  Includes  cumulative effect of changes in accounting of ($0.11) basic and diluted.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

Critical Accounting Policies

     The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.* In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The following is a summary of the Company's most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a complete discussion of the Company's significant accounting policies, refer to Item 8 at Note A - Summary of Significant Accounting Policies.

Oil and Gas Exploration and Development Costs. In the Company's Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this accounting methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities.

     The Company believes that determining the amount of the Company's proved reserves is a critical accounting estimate. Proved reserves are estimated quantities of reserves that, based on geologic and engineering data, appear with reasonable certainty to be producible under existing economic and operating conditions. Such estimates of proved reserves are inherently imprecise and may be subject to substantial revisions as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. The estimates involved in determining proved reserves are critical accounting estimates because they serve as the basis over which capitalized costs are depleted under the full-cost method of accounting (on a units-of-production basis). Unevaluated properties are excluded from depletion until it is determined whether or not there are proved reserves that can be assigned to these properties. Once it is determined whether there are proved reserves or not, these costs are transferred to the pool of costs being depleted.

     In addition to depletion under the units-of-production method, proved reserves are a major component in the Securities and Exchange Commission (SEC) full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis and determines a limit, or ceiling, to the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net revenues using a discount factor of 10%, which is computed by applying current market prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income taxes. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions or subtractions to proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write-down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. The Company recorded non-cash impairments relating to its Canadian properties in 2003 and 2001. The impairments in 2003 amounted to $28.9 million (after tax) and resulted from downward revisions to crude oil reserves (related to the Canadian properties sold) as well as a decline in crude oil prices subsequent to March 31, 2003. The impairment in 2001 amounted to $104.0 million (after tax) and resulted from low oil and gas prices at September 30, 2001.

     It is difficult to predict what factors could lead to future impairments under the SEC's full cost ceiling test. As discussed above, fluctuations or subtractions to proved reserves and significant fluctuations in oil and gas prices have an impact on the amount of the ceiling at any point in time.

Regulation. The Company is subject to regulation by certain state and federal authorities. The Company, in its Utility and Pipeline and Storage segments, has accounting policies which conform to Statement of Financial Accounting Standards No. 71, "Accounting for the Effect of Certain Types of Regulation" and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and income on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. Management's assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the balance sheet and included in the income statement for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item. For further discussion of the Company's regulatory assets and liabilities, refer to Item 8 at Note B - Regulatory Matters.

Accounting for Derivative Financial Instruments. The Company, in its Exploration and Production segment, Energy Marketing segment, Pipeline and Storage segment and All Other Category, uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments are categorized as price swap agreements, no cost collars, options and futures contracts. The Company, in its Pipeline and Storage segment, uses an interest rate collar to eliminate interest rate fluctuations on certain variable rate debt. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company accounts for these instruments as effective cash flow hedges or fair value hedges. As such, gains or losses associated with the derivative financial instruments are matched with gains or losses resulting from the underlying physical transaction that is being hedged. To the extent that the derivative financial instruments would ever be deemed to be ineffective, gains or losses from the derivative financial instruments would be marked-to-market on the income statement without regard to an underlying physical transaction.

     The Company uses both exchange-traded and non exchange-traded derivative financial instruments. The fair value of the non exchange-traded derivative financial instruments are based on valuations determined by the counterparties. Refer to the "Market Risk Sensitive Instruments" section in Item 7, MD&A for further discussion of the Company's derivative financial instruments.

Pension and Other Post-Retirement Benefits. The amounts reported in the Company's financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company.* However, the Company expects to recover substantially all of its net periodic pension and other post-retirement benefit costs attributable to employees in its Utility and Pipeline and Storage segments in accordance with the applicable regulatory commission authorization.* For financial reporting purposes, the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability, as appropriate, as discussed above under "Regulation."

Earnings

2003 Compared with 2002
The Company's earnings were $178.9 million in 2003 compared with earnings of $117.7 million in 2002. The increase in earnings of $61.2 million is primarily the result of higher earnings in the Timber, Utility, and Pipeline and Storage segments partially offset by lower earnings in the Energy Marketing segment and losses in the Exploration and Production and International segments, as shown in the table below. This earnings fluctuation is impacted by several events. In 2003, the Company's Timber segment completed the sale of approximately 70,000 acres of its timber property, recording an after tax gain of $102.2 million. Also in 2003, the Company's Exploration and Production segment completed the sale of the Company's Southeast Saskatchewan oil and gas properties in Canada, recording an after tax loss of $39.6 million. The Company's Exploration and Production segment also recorded after tax impairment charges of $28.9 million related to its Canadian oil and gas assets, which is discussed above under Critical Accounting Policies - Oil and Gas Exploration and Development Costs. Earnings for 2003 included an impairment in the amount of $8.3 million, representing the cumulative effect of a change in accounting for goodwill in the Company's International segment. Earnings for 2003 also included a reduction in the amount of $0.6 million, representing the cumulative effect of a change in accounting for plugging and abandonment costs in the Company's Exploration and Production segment. In 2002, earnings included a non-cash impairment of the Company's investment in the Independence Pipeline project in the Pipeline and Storage segment in the amount of $9.9 million (after tax). For a more complete discussion of the cumulative effect of changes in accounting, refer to Note A - Summary of Significant Accounting Policies in Item 8 of this report.

2002 Compared with 2001
The Company's earnings were $117.7 million in 2002 compared with earnings of $65.5 million in 2001. Higher earnings in the Exploration and Production segment and the Energy Marketing segment were partially offset by lower earnings in the Utility and Pipeline and Storage segments. The All Other category also experienced a lower loss. As mentioned above, earnings in 2002 included a non-cash impairment of the Company's investment in the Independence Pipeline project in the Pipeline and Storage segment in the amount of $9.9 million (after tax). Earnings in 2001 included a non-cash impairment of oil and gas assets in the Exploration and Production segment in the amount of $104.0 million (after tax), which is discussed above under Critical Accounting Policies - Oil and Gas Exploration and Development Costs. These events were the main reasons for lower 2002 earnings for the Pipeline and Storage segment and higher 2002 earnings for the Exploration and Production segment. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                        2003             2002              2001
---------------------------------------------------------------- ----------------- ---------------- -----------------
Utility                                                                 $56,808          $49,505           $60,707
Pipeline and Storage                                                     45,230           29,715            40,377
Exploration and Production                                              (31,930)          26,851           (32,284)
International                                                            (9,623)          (4,443)           (3,042)
Energy Marketing                                                          5,868            8,642            (3,432)
Timber                                                                  112,450            9,689             7,715
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total Reportable Segments                                            178,803          119,959            70,041
All Other                                                                   193             (885)           (4,277)
Corporate                                                                   (52)          (1,392)             (265)
---------------------------------------------------------------- ----------------- ---------------- -----------------
   Total Consolidated                                                  $178,944         $117,682           $65,499
---------------------------------------------------------------- ----------------- ---------------- -----------------

Utility

Revenues

Utility Operating Revenues
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                   2003             2002              2001
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Retail Revenues:
    Residential                                                        $801,984         $538,345         $ 875,050
    Commercial                                                          137,905           86,963           154,266
    Industrial                                                           23,263           18,332            29,110
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        963,152          643,640         1,058,426
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Off-System Sales                                                      107,220           68,606            84,078
  Transportation                                                         86,374           83,267            89,037
  Other                                                                   6,237           (1,292)            3,106
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                     $1,162,983         $794,221        $1,234,647
---------------------------------------------------------------- ----------------- ---------------- -----------------

Utility Throughput - million cubic feet (MMcf)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                               2003             2002              2001
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Retail Sales:
    Residential                                                          76,449           64,639            73,530
    Commercial                                                           14,177           11,549            13,831
    Industrial                                                            3,537            3,715             4,089
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         94,163           79,903            91,450
---------------------------------------------------------------- ----------------- ---------------- -----------------
  Off-System Sales                                                       17,999           21,541            12,736
  Transportation                                                         64,232           61,909            66,283
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        176,394          163,353           170,469
---------------------------------------------------------------- ----------------- ---------------- -----------------

2003 Compared with 2002
Operating revenues for the Utility segment increased $368.8 million in 2003 compared with 2002. This resulted from an increase in retail and off-system gas sales revenues of $319.5 million and $38.6 million, respectively. Transportation and other revenues also increased by $3.1 million and $7.5 million, respectively.

The increase in retail gas sales revenues for the Utility segment was largely a function of the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues), coupled with an increase in retail sales volumes, as shown above. The recovery of higher gas costs resulted from a much higher cost of purchased gas. See further discussion of purchased gas below under the heading “Purchased Gas.” The increase in retail sales volumes was primarily the result of colder weather, as shown in the table below. Off-system sales revenues increased because of higher gas prices, which more than offset lower volumes. However, due to profit sharing with retail customers, the margins resulting from off-system sales were minimal. Colder weather also caused transportation revenues and volumes to increase.

The increase in other operating revenues is largely related to a three-year rate settlement approved by the State of New York Public Service Commission (NYPSC) which ended on September 30, 2003. As part of the three-year rate settlement, Distribution Corporation was allowed to utilize certain refunds from upstream pipeline companies and certain other credits (referred to as the “cost mitigation reserve”) to offset certain specific expense items. In 2003, Distribution Corporation reversed $7.6 million of the cost mitigation reserve into other operating revenues, compared to $2.2 million in 2002. In both years, the impact of reversing a portion of the cost mitigation reserve was offset by an equal amount of operation and maintenance expense and interest expense (thus there is no earnings impact). The increase in other operating revenues also reflects a $1.3 million decrease in refund provisions. In accordance with the three-year rate settlement discussed above, Distribution Corporation has been recording refund provisions related to a 50% sharing with customers of earnings over a predetermined amount. The refund provisions associated with this earnings sharing mechanism were $4.0 million and $5.3 million in 2003 and 2002, respectively.

2002 Compared with 2001
Operating revenues for the Utility segment decreased $440.4 million in 2002 compared with 2001. This decrease largely resulted from a $414.8 million decrease in retail gas sales revenues. Off-system sales revenues, transportation revenues, and other revenues also decreased by $15.5 million, $5.8 million and $4.3 million, respectively.

     The decrease in retail gas sales revenues for the Utility segment was largely a function of the recovery of lower gas costs resulting from a much lower cost of purchased gas. See further discussion of purchased gas below under the heading “Purchased Gas.” The decrease also resulted from a decrease in retail sales volumes, as shown above. Warmer weather, as shown in the table below, and a general economic downturn in the Utility segment’s sales territory were major factors for the decrease in retail sales volumes. Warmer weather and the general economic downturn were also factors in the decrease in transportation revenues and volumes. The decrease in off-system sales revenues was largely due to lower gas prices, which more than offset higher volumes.

     The decrease in other revenues primarily reflects estimated refund provisions recorded in 2002 and 2001 amounting to $5.3 million and $2.0 million, respectively, recorded in the Utility segment’s New York jurisdiction under the earnings sharing mechanism discussed above.

     Partly offsetting the decreases to revenue discussed above was the positive impact of a lower bill credit in the Utility segment’s New York jurisdiction. In connection with a New York rate settlement, the Utility’s New York customers received a $10.0 million rate decrease in the form of a bill credit for the November 1, 2000 through March 31, 2001 heating season. For the November 1, 2001 through March 31, 2002 heating season, the amount of the bill credit was reduced to $5.0 million.

Earnings

2003 Compared with 2002
The Utility segment’s earnings in 2003 were $56.8 million, an increase of $7.3 million when compared with the earnings of $49.5 million in 2002. The major factor driving this increase was the impact of colder weather in the Utility segment’s Pennsylvania jurisdiction, which contributed approximately $5.6 million to the increase in earnings. The impact of weather on the Utility segment’s New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC, which covers the eight month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. In 2003, the WNC reduced earnings by approximately $3.8 million (after tax) because it was colder than normal in the New York service territory. For 2002, the WNC preserved earnings of approximately $9.9 million (after tax) because it was warmer than normal in the New York service territory. The remainder of the increase was primarily attributable to lower interest expense, primarily on deferred gas costs (which declined approximately $1.0 million after tax).

2002 Compared with 2001
The Utility segment’s earnings in 2002 were $49.5 million, a decrease of $11.2 million when compared with earnings of $60.7 million in 2001. Warmer weather in the Pennsylvania jurisdiction decreased earnings in 2002 by $3.7 million. Lower normalized usage per account (normalized usage excludes the impact of weather on consumption) across the Utility segment’s service territory due to a downturn in the economy significantly decreased earnings in 2002 by $2.9 million. Also contributing to the decrease were several routine regulatory true-up adjustments associated with income taxes, lost and unaccounted for gas and interest expense, all of which decreased earnings by $6.5 million. In addition, 2001‘s earnings included $3.1 million (after tax) of income associated with stock appreciation rights and $4.2 million of after tax expense associated with early retirement offers in the Utility segment’s New York and Pennsylvania jurisdictions. The impact of the refund provision discussed above was largely offset by lower operation and maintenance expenses, primarily labor. Earnings in 2002 benefitted from the impact of the lower bill credit ($5.0 million pre tax and $3.3 million after tax), discussed above.

     In 2002, the WNC preserved earnings of approximately $9.9 million (after tax) as weather, overall in the New York service territory, was warmer than normal for the period from October 2001 through May 2002. In the Pennsylvania service territory, which does not have a WNC, weather during 2002 was 16.0% warmer than 2001 and 13.2% warmer than normal.

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                              Percent (Warmer)
                                                                                                 Colder Than
                                                                                      --------------------------------
Year Ended September 30                           Normal         Actual               Normal            Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
  2003:                            Buffalo        6,815          7,137                    4.7%              22.9%
                                   Erie           6,135          6,769                   10.3%              26.9%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
  2002:                            Buffalo        6,847          5,808                  (15.2%)            (12.6%)
                                   Erie           6,146          5,334                  (13.2%)            (16.0%)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
  2001:                            Buffalo        6,865          6,648                   (3.2%)              5.3%
                                   Erie           6,179          6,351                    2.8%              12.3%
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses.

     Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation and six other upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers, and for storage service with Supply Corporation and three nonaffiliated companies. In addition, Distribution Corporation satisfies a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation’s average cost of purchased gas, including the cost of transportation and storage, was $6.94 per thousand cubic feet (Mcf) in 2003, an increase of 48% from the average cost of $4.68 per Mcf in 2002. The average cost of purchased gas in 2002 was 36% lower than the average cost of $7.35 per Mcf in 2001. Additional discussion of the Utility segment’s gas purchases appears under the heading “Sources and Availability of Raw Materials” in Item 1.

Pipeline and Storage

Revenues

Pipeline and Storage Operating Revenues
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                     2003              2002              2001
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Transportation                                                    $109,508          $88,082           $91,611
Interruptible Transportation                                              3,944            3,315             1,917
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        113,452           91,397            93,528
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Storage Service                                                     63,223           62,733            61,559
Interruptible Storage Service                                                36                7               670
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         63,259           62,740            62,229
---------------------------------------------------------------- ----------------- ---------------- -----------------
Other                                                                    24,709           13,247            15,334
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       $201,420         $167,384          $171,091
---------------------------------------------------------------- ----------------- ---------------- -----------------

Pipeline and Storage Throughput - (MMcf)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                 2003             2002               2001
---------------------------------------------------------------- ----------------- ---------------- -----------------
Firm Transportation                                                     340,925          290,507           304,183
Interruptible Transportation                                             10,004            7,315            17,372
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        350,929          297,822           321,555
---------------------------------------------------------------- ----------------- ---------------- -----------------

2003 Compared with 2002
Operating revenues for the Pipeline and Storage segment increased $34.0 million in 2003 as compared with 2002. For 2003, the acquisition of Empire State Pipeline (Empire) from Duke Energy Corporation on February 6, 2003 was a significant factor contributing to the revenue increase. For the period of February 6, 2003 to September 30, 2003, Empire recorded operating revenues of $20.9 million ($19.8 million in firm transportation revenues, $0.8 million in interruptible transportation revenues and $0.3 million in other revenues). Another factor contributing to the increase in operating revenues in the Pipeline and Storage segment was a $6.5 million increase in revenues from unbundled pipeline sales and open access transportation included in other revenues in the table above. The increase in revenues from unbundled pipeline sales and open access transportation primarily reflects higher natural gas commodity prices.

While transportation volumes increased during the year, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design.

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

Earnings

2003 Compared with 2002
The Pipeline and Storage segment’s earnings in 2003 were $45.2 million, an increase of $15.5 million when compared with earnings of $29.7 million in 2002. A major factor in the earnings increase was the fact that 2002 included an after tax impairment charge of $9.9 million ($15.2 million pre tax) related to the Company’s investment in Independence Pipeline Company (a partnership discontinued in 2002 that had proposed to construct and operate a 400-mile pipeline to transport natural gas from Defiance, Ohio to Leidy, Pennsylvania). Higher revenues from unbundled pipeline sales and open access transportation ($4.2 million after tax) were also a contributor to the earnings increase. The Empire acquisition in February 2003 contributed $3.0 million to 2003 earnings.

2002 Compared with 2001
The Pipeline and Storage segment’s earnings in 2002 were $29.7 million, a decrease of $10.7 million when compared with earnings of $40.4 million in 2001. As discussed above, the earnings for 2002 included a $9.9 million after tax impairment charge associated with the Company’s investment in Independence Pipeline Company. Other factors contributing to the decrease included $4.2 million of earnings associated with stock appreciation rights recorded in 2001 and $2.6 million of earnings in 2001 associated with a termination fee received from a customer to cancel a long-term transportation contract. These decreases were partially offset by the fact that 2001 included $1.1 million of after tax expense associated with early retirement offers. Aside from the decrease in operation and maintenance expense associated with the early retirement offers in 2001, the Pipeline and Storage segment also experienced operation and maintenance expense savings in 2002 of $1.6 million after tax. A lower effective tax rate in 2002 compared to 2001 also helped to reduce the earnings decrease in 2002 by $3.2 million.

Exploration and Production

Revenues

Exploration and Production Operating Revenues
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                       2003             2002              2001
--------------------------------------------------------------- ----------------- ---------------- -----------------
  Gas (after Hedging)                                                 $150,982         $148,467          $171,045
  Oil (after Hedging)                                                  147,101          152,746           169,613
  Gas Processing Plant                                                  28,879           16,995            39,986
  Other                                                                  1,308            6,627            17,700
  Intrasegment Elimination (1)                                         (22,956)         (13,855)          (43,339)
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                      $305,314         $310,980          $355,005
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

Production Volumes
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                  2003             2002              2001
--------------------------------------------------------------- ----------------- ---------------- -----------------
Gas Production (MMcf)
  Gulf Coast                                                            18,441           25,776            30,663
  West Coast                                                             4,467            4,889             4,383
  Appalachia                                                             5,123            4,402             4,142
  Canada                                                                 5,774            6,387             1,816
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        33,805           41,454            41,004
--------------------------------------------------------------- ----------------- ---------------- -----------------
Oil Production (Mbbl)
  Gulf Coast                                                             1,473            1,815             1,914
  West Coast                                                             2,872            3,004             2,875
  Appalachia                                                                10                9                 7
  Canada                                                                 2,382            2,834             3,061
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         6,737            7,662             7,857
--------------------------------------------------------------- ----------------- ---------------- -----------------

Average Prices
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                    2003             2002              2001
--------------------------------------------------------------- ----------------- ---------------- -----------------
Average Gas Price/Mcf
  Gulf Coast                                                              $5.41            $2.89             $4.93
  West Coast                                                              $5.01            $2.86            $10.18
  Appalachia                                                              $5.07            $3.74             $5.03
  Canada                                                                  $4.67            $2.29             $2.41
  Weighted Average                                                        $5.18            $2.88             $5.39
  Weighted Average After Hedging(1)                                       $4.47            $3.58             $4.17

Average Oil Price/Barrel (bbl)
  Gulf Coast                                                             $29.17           $22.83            $27.47
  West Coast(2)                                                          $26.12           $19.94            $24.06
  Appalachia                                                             $28.77           $23.76            $28.51
  Canada                                                                 $26.41           $19.94            $24.29
  Weighted Average                                                       $26.90           $20.63            $24.99
  Weighted Average After Hedging(1)                                      $21.84           $19.94            $21.59
--------------------------------------------------------------- ----------------- ---------------- -----------------

(1)  Refer to further discussion of hedging activities below under "Market Risk Sensitive Instruments" and in
     Note E - Financial Instruments in Item 8 of this report.
(2)  Includes low gravity oil which generally sells for a lower price.

2003 Compared with 2002
Operating revenues for the Exploration and Production segment decreased $5.7 million in 2003 as compared with 2002. Oil production revenue after hedging decreased $5.6 million due to a 925,000 barrel decline in production offset partly by higher weighted average prices after hedging ($1.90 per barrel). Gas production revenue after hedging increased $2.5 million. Increases in the weighted average price of gas after hedging ($0.89 per Mcf) more than offset an overall decrease in gas production. Most of the decrease in gas production occurred in the Gulf Coast of Mexico (a 7,335 MMcf decline). The Company had anticipated some of this decline in gas and oil production due to its plan to phase out of the Gulf Coast region. Other factors in the overall production decrease included an outside-operated offshore pipeline leak that required four key producing blocks to be shut-in for ten days, and a decline in drilling activity in Canada related to a decision to sell the Company's Southeast Saskatchewan oil properties, which is discussed below. Also, earlier in the year certain production in the Gulf Coast region was shut-in during Hurricane Lili and some of those wells are not expected to return to pre-hurricane production levels.* Gas processing plant revenues increased $11.9 million due to higher gas prices (because there is a similar increase in purchased gas expense, the impact on earnings is insignificant). Other revenues decreased $5.3 million largely due to the Exploration and Production segment experiencing negative mark-to-market adjustments on derivative financial instruments of $1.9 million during 2003 compared to positive mark-to-market adjustments on derivative financial instruments of $2.7 million in 2002.

     Refer to further discussion of derivative financial instruments in the "Market Risk Sensitive Instruments" section that follows. Refer to the tables above for production and price information.

2002 Compared with 2001
Operating revenues for the Exploration and Production segment decreased $44.0 million in 2002 as compared with 2001. Oil production revenue after hedging decreased $16.9 million due primarily to a $1.65 per bbl decrease in the weighted average price of oil after hedging. Gas production revenue after hedging, decreased $22.6 million. Decreases in the weighted average price of gas after hedging ($0.59 per Mcf) more than offset an overall increase in gas production. The overall increase in gas production is largely attributable to the Canadian properties acquired in June 2001 (i.e., the Player Petroleum Corporation acquisition) (Player) offset partially by decreased production in the Gulf Coast region. As discussed above, the plan to phase out of the Gulf Coast region contributed to this decrease in oil and gas production. Gas processing plant revenues decreased $23.0 million due to significantly lower gas prices. Other revenues decreased $11.1 million largely due to mark-to-market gains on derivative financial instruments that were recorded in 2001.

Earnings

2003 Compared with 2002
The Exploration and Production segment experienced a loss of $31.9 million in 2003, a decrease of $58.8 million when compared with earnings of $26.9 million in 2002. The main reason for this decrease was the loss of $39.6 million recorded upon the sale of the Company's Southeast Saskatchewan oil and gas properties. During 2003, the Company reviewed the economics of its non-regulated business including certain oil and gas properties. The Southeast Saskatchewan properties were identified as a candidate for sale given their overall marginal contribution to earnings. The sale of these properties is expected to reduce the Exploration and Production segment's 2004 oil and gas production in Canada by approximately 2,000 Mbbl and 140 MMcf, respectively.* However, the impact to 2004 earnings is expected to be minimal as lower production revenues will be offset by lower depletion expense.* After tax impairment charges of $28.9 million recorded in 2003 related to the Company's Canadian oil and gas assets also contributed to the decrease. Lower oil and gas revenues, as discussed above, decreased earnings by approximately $2.0 million. As an offset, the Exploration and Production segment experienced lower depletion expense of $2.9 million (attributable to the production decline) and lower general and administrative expenses of $2.1 million (attributable to cost-cutting efforts in Canada). Another offsetting factor was a lower effective income tax rate, which benefitted earnings by approximately $3.4 million.

2002 Compared with 2001
The Exploration and Production segment's earnings in 2002 were $26.9 million, an increase of $59.2 million when compared with a loss of $32.3 million in 2001. A major reason for the increase was that 2001 earnings included a non-cash impairment of this segment's oil and gas assets totaling $104.0 million after tax, as previously discussed. Partially offsetting this positive impact was a decline in oil and gas revenues, which decreased earnings by approximately $25.7 million, due to lower weighted average commodity prices of crude oil and natural gas after hedging due to an increase in workover expenses ($1.65 per bbl and $0.59 per Mcf, respectively). Also, the decrease in other revenues associated with mark-to-market gains recorded in 2001, as discussed above, reduced earnings by $7.2 million. Higher lease operating expenses in the Gulf Coast region, due to an increase in workover expenses, also reduced earnings by approximately $3.0 million. The major workover expenditures occurred on Vermilion 252 and Eugene Island Block 264.

International

Revenues

International Operating Revenues
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2003             2002              2001
--------------------------------------------------------------- ----------------- ---------------- -----------------

   Heating                                                               $80,752          $65,386           $69,072
   Electricity                                                            29,386           26,960            26,398
   Other                                                                   3,932            2,969             2,440
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $114,070          $95,315           $97,910
--------------------------------------------------------------- ----------------- ---------------- -----------------

International Heating and Electric Volumes
--------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                     2003             2002              2001
--------------------------------------------------------------- ----------------- ---------------- -----------------

   Heating Sales (Gigajoules) (1)                                      8,714,806        8,689,887         9,978,118
   Electricity Sales (megawatt hours)                                    973,968          972,832         1,019,901

--------------------------------------------------------------- ----------------- ---------------- -----------------

(1)      Gigajoules = one billion joules.  A joule is a unit of energy.

2003 Compared with 2002
Operating revenues for the International segment increased $18.8 million in 2003 as compared with 2002. Substantially all of this increase can be attributed to an increase in the value of the Czech koruna (CZK) compared to the U.S. dollar.

2002 Compared with 2001
Operating revenues for the International segment decreased $2.6 million in 2002 as compared with 2001. The decrease in heat revenues in 2002 compared to 2001 reflects the June 2001 sale of Jablonecka teplarenska a realitni, a.s. (a district heating plant located in the Czech Republic which had heating revenues of $7.1 million in 2001, and heating volumes of 685,137 gigajoules in 2001). It also reflects the impact of weather in the Czech Republic, which was 5% warmer in 2002 than in the prior year. However, an increase in the average value of the CZK compared to the U.S. dollar offset much of the impact of these negative factors.

Earnings

2003 Compared with 2002
The International segment experienced a loss of $9.6 million in 2003 compared with a loss of $4.4 million in 2002. This decrease can be attributed primarily to an $8.3 million impairment charge, resulting from the Company's change in accounting for goodwill. The Company's goodwill balance as of October 1, 2002 totaled $8.3 million and was related to the Company's investments in the Czech Republic, which are included in the International segment. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company stopped amortization of goodwill and tested its goodwill for impairment as of October 1, 2002. The Company used discounted cash flows to estimate the fair value of its goodwill at October 1, 2002 and determined that the goodwill had no remaining value. Based on projected restructuring in the Czech electricity market, the Company cannot be assured that the level of future cash flows from the Company's investments in the Czech Republic will attain the level that was originally forecasted.* In accordance with SFAS 142, this impairment was reported as a cumulative effect of a change in accounting in the quarter ending December 31, 2002. Partially offsetting the negative impact of the impairment, an increase in the value of the CZK compared to the U.S. dollar reduced the 2003 loss by approximately $1.0 million. Lower operating costs at the U.S. level (primarily lower project development costs and pension costs) further reduced the 2003 loss by approximately $1.0 million.

2002 Compared with 2001
The International segment experienced a loss of $4.4 million in 2002 compared with a loss of $3.0 million in 2001. Higher operation and maintenance expense of approximately $4.0 million after tax, largely associated with the Company's European power development projects, was the main factor in the higher loss in 2002. Lower interest expense of approximately $0.8 million after tax, and a higher effective tax rate (the impact of which was approximately $1.6 million) partially offset the impact of higher operation and maintenance expenses.

Energy Marketing

Revenues

Energy Marketing Operating Revenues
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30 (Thousands)                                        2003               2002                2001
------------------------------------------------------------- ------------------- ------------------ -------------------

Natural Gas (after Hedging)                                            $304,390           $151,219            $257,005
Electricity                                                                   -                  -               1,362
Other                                                                       270                 38                 839
------------------------------------------------------------- ------------------- ------------------ -------------------
                                                                       $304,660           $151,257            $259,206
------------------------------------------------------------- ------------------- ------------------ -------------------

Energy Marketing Volumes
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30                                                    2003               2002                2001
------------------------------------------------------------- ------------------- ------------------ -------------------

Natural Gas - (MMcf)                                                     45,325             33,042              36,753
------------------------------------------------------------- ------------------- ------------------ -------------------

2003 Compared with 2002
Operating revenues for the Energy Marketing segment increased $153.4 million in 2003, as compared with 2002. This increase primarily reflects higher gas sales revenue due to higher natural gas commodity prices. Higher volumes, which were principally the result of the addition of several high volume customers and colder weather, also contributed to the increase in operating revenues.

2002 Compared with 2001
Operating revenues for the Energy Marketing segment decreased $107.9 million in 2002, as compared with 2001. This decrease was primarily the result of lower natural gas commodity prices that were recovered through revenues. Lower volumes, which were principally the result of warmer weather, also contributed to the decrease in operating revenues.

Earnings

2003 Compared with 2002
The Energy Marketing segment earnings in 2003 were $5.9 million, a decrease of $2.7 million when compared with earnings of $8.6 million in 2002. This decrease primarily reflects lower margins on gas sales, primarily due to end of winter local distribution company operational constraints, combined with price volatility and weather related demand swings.

2002 Compared with 2001
The Energy Marketing segment earnings in 2002 were $8.6 million, an increase of $12.0 million when compared with a loss of $3.4 million in 2001. This increase primarily reflects higher margins on gas sales and lower interest and operation and maintenance expenses. Margins increased as a result of improved operational strategies put in place by the Energy Marketing segment’s new management team.

Timber

Revenues

Timber Operating Revenues
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30 (Thousands)                                        2003               2002                2001
------------------------------------------------------------- ------------------- ------------------ -------------------

Log Sales                                                               $27,341            $21,528             $23,460
Green Lumber Sales                                                        6,200              6,567               5,597
Kiln Dry Lumber Sales                                                    21,814             15,976              12,320
Other                                                                       871              3,336               3,537
------------------------------------------------------------- ------------------- ------------------ -------------------
                                                                        $56,226            $47,407             $44,914
------------------------------------------------------------- ------------------- ------------------ -------------------

Timber Board Feet
------------------------------------------------------------- ------------------- ------------------ -------------------
Year Ended September 30 (Thousands)                                        2003               2002                2001
------------------------------------------------------------- ------------------- ------------------ -------------------

Log Sales                                                                 8,764              8,174               8,839
Green Lumber Sales                                                       11,913             12,878              10,332
Kiln Dry Lumber Sales                                                    13,300             10,794               8,804
------------------------------------------------------------- ------------------- ------------------ -------------------
                                                                         33,977             31,846              27,975
------------------------------------------------------------- ------------------- ------------------ -------------------

2003 Compared with 2002
Operating revenues for the Timber segment increased $8.8 million in 2003, as compared with 2002. The increase can largely be attributed to higher sales of cherry veneer logs that command higher than average prices. Higher kiln dry lumber sales also contributed to the increase. Partially offsetting the increase in log sales and kiln dry lumber sales, other revenues decreased $2.5 million primarily because 2002 included a $2.4 million gain on the sale of standing timber.

2002 Compared with 2001
Operating revenues for the Timber segment increased $2.5 million in 2002, as compared with 2001. When comparing 2002 to 2001, log sales decreased $1.9 million as weather that was warmer and wetter than normal during the first and second quarters of 2002 hampered the ability to cut and haul logs, specifically cherry veneer logs. The Company made up for this lost revenue through higher sales of lumber. Green lumber sales increased $1.0 million and kiln dry lumber sales increased $3.7 million (mostly due to an increase in kiln dry cherry volumes).

Earnings

2003 Compared with 2002
The Timber segment earnings in 2003 were $112.5 million, an increase of $102.8 million when compared with earnings of $9.7 million in 2002. The increase was primarily due to the sale of approximately 70,000 acres of timber properties on August 1, 2003 for approximately $186.0 million. As a result of the sale, the Company recorded an after tax gain of approximately $102.2 million. The Company decided to sell the timber property as a means of financing its acquisition of Empire, which is discussed below under “Capital Resources and Liquidity – Investing Cash Flow – Timber”. Earnings from the Timber segment (exclusive of the $102.2 million after tax gain referred to above) are expected to decline in 2004 due to the fact that a greater portion of timber sales will be made from higher cost basis properties.* In prior fiscal years, sales from lower cost basis properties (a large portion of which were sold in 2003) represented a more significant percentage of total timber sales. After the August sale, the Company had approximately 87,000 acres of timber property remaining.

2002 Compared with 2001
The Timber segment earnings in 2002 were $9.7 million, an increase of $2.0 million when compared with earnings of $7.7 million in 2001. The increase was primarily due to higher operating revenues, as mentioned above, and lower interest expense. The increase in operating revenues was primarily due to an increase in kiln dry cherry lumber sales volumes.

Corporate and All Other Operations

2003 Compared with 2002
Corporate and All Other operations had earnings of $0.1 million in 2003, an increase of $2.4 million when compared with a loss of $2.3 million in 2002. Earnings increased largely due to lower interest and operation costs.

2002 Compared with 2001
Corporate and All Other operations experienced a loss of $2.3 million in 2002, an improvement of $2.2 million over the loss of $4.5 million in 2001. The loss for 2001 included $0.7 million of earnings associated with stock appreciation rights and $3.5 million of after tax expense associated with a mark-to-market loss on natural gas inventory by Upstate, the Company’s wholly-owned subsidiary which was engaged in wholesale natural gas marketing and other energy-related activities in 2001 (as noted in Item 1, Upstate is currently engaged primarily in the purchase, sale and transportation of landfill gas).

Operations of Unconsolidated Subsidiaries
The Company’s unconsolidated subsidiaries consist of equity method investments in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City) and Energy Systems North East, LLC (ESNE). The Company has a 50% ownership interest in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. ESNE sells its electricity into the New York power grid. The Company also had a 33-1/3% equity method investment in Independence Pipeline Company which was written off in 2002, as previously discussed. The write-off of $15.2 million ($9.9 million after tax) is recorded on the Consolidated Statement of Income as Impairment of Investment in Partnership.

2003 Compared with 2002
Income from unconsolidated subsidiaries (which represents the Company’s equity method interest in the income or loss from its investment in unconsolidated subsidiaries) increased $0.3 million in 2003 compared with 2002. The improvement can largely be attributed to increases in income from the Company’s investments in Seneca Energy ($0.8 million) and Model City ($0.3 million). Higher electric generation revenues and lower repair and maintenance expenditures on the generating engines were the main factors for the Seneca Energy and Model City increases. Partially offsetting these positive contributions, the ESNE investment experienced higher losses in 2003 compared to 2002 ($0.8 million). ESNE experienced lower electric generation revenues in 2003 compared to 2002, largely due to the fact that the spring and summer of 2003 was not as warm as the spring and summer of 2002. ESNE generates most of its electricity during the spring and summer months when electricity demand peaks for air conditioning requirements.

2002 Compared with 2001
Income from unconsolidated subsidiaries decreased $1.6 million in 2002 compared with 2001. This decrease is largely attributable to losses experienced by the ESNE investment during 2002 of $0.1 million compared to income in the prior year of $0.9 million. ESNE was formed on April 30, 2001 so income for 2001 did not reflect any of the normal operating losses that ESNE incurs during the fall and winter months. ESNE generates most of its electricity during the spring and summer months when electricity demand peaks for air conditioning requirements. ESNE experienced higher electric generation revenues in the spring and summer of 2001 compared with the same period in 2002. The Seneca Energy investment also experienced an earnings decrease of $0.6 million due to lower electric generation revenues and higher repair and maintenance expenditures on the generating engines.

Other Income and Interest Charges
Although most of the variances in Other Income items and Interest Charges are discussed in the earnings discussion by segment above, following is a summary on a consolidated basis:

Other Income

Other income decreased $0.1 million and $3.6 million in 2003 and 2002, respectively. The decrease in 2002 resulted primarily from a $4.0 million termination fee received in 2001 from a customer in the Pipeline and Storage segment to cancel a long-term transportation contract. The Company was able to market the excess capacity resulting from this termination.

Interest Charges
Interest on long-term debt increased $2.2 million in 2003 and $8.7 million in 2002. The increase in both years resulted mainly from a higher average amount of long-term debt outstanding which more than offset lower weighted average interest rates.

     Other interest charges decreased $2.8 million in 2003 and $10.2 million in 2002. The decrease in both years was primarily the result of lower weighted average interest rates on short-term debt combined with a lower average amount of short-term debt outstanding.

Capital Resources and Liquidity

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash
----------------------------------------------------------- -------------------- ------------------- --------------------
Year Ended September 30 (Millions)                                        2003                2002                 2001
----------------------------------------------------------- -------------------- ------------------- --------------------

Provided by Operating Activities                                        $326.8              $345.6               $414.0
Capital Expenditures                                                    (152.2)             (232.4)              (292.7)
Investment in Subsidiaries,
  Net of Cash Acquired                                                  (228.8)                  -                (90.6)
Investment in Partnerships                                                (0.4)               (0.5)                (1.8)
Net Proceeds from Sale of Timber Properties                              186.0                   -                     -
Net Proceeds from Sale of Oil and Gas Producing
  Properties                                                              78.5                22.1                   2.1
Other Investing Activities                                                12.1                 5.0                  (4.9)
Short-Term Debt, Net Change                                             (147.6)             (224.8)               (143.4)
Long-Term Debt, Net Change                                                20.7               139.6                 187.2
Issuance of Common Stock                                                  17.0                10.9                  11.5
Dividends Paid on Common Stock                                           (84.5)              (81.0)                (76.7)
Effect of Exchange Rates on Cash                                           1.6                 1.5                  (0.6)
----------------------------------------------------------- -------------------- ------------------- --------------------
Net Increase (Decrease) in Cash
  and Temporary Cash Investments                                          $29.2             $(14.0)                 $4.1
----------------------------------------------------------- -------------------- ------------------- --------------------

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, impairment of oil and gas producing properties (in 2003 and 2001), deferred income taxes, impairment of investment in partnership (in 2002), income or loss from unconsolidated subsidiaries net of cash distributions, minority interest in foreign subsidiaries, gain on sale of timber properties, loss on sale of oil and gas producing properties and cumulative effect of changes in accounting.

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

     Cash provided by operating activities in the Exploration and Production segment may vary from period to period as a result of changes in the commodity prices of natural gas and crude oil. The Company uses various derivative financial instruments, including price swap agreements, no cost collars and futures contracts in an attempt to manage this energy commodity price risk.

     Net cash provided by operating activities totaled $326.8 million in 2003, a decrease of $18.8 million compared with the $345.6 million provided by operating activities in 2002. Higher working capital requirements in the Utility and Energy Marketing segments were the main reasons for this decrease.

These decreases were partially offset by higher cash from operations in the Exploration and Production segment.

Investing Cash Flow

Expenditures for Long-Lived Assets
Expenditures for long-lived assets include additions to property, plant and equipment (capital expenditures) and investments in corporations (stock acquisitions) or partnerships, net of any cash acquired.

     The Company’s expenditures for long-lived assets totaled $381.4 million in 2003. The table below presents these expenditures:

----------------------------------------------------------- ------------------- ------------------- -----------------
                                                                                                              Total
                                                                                      Investments      Expenditures
                                                                      Capital     in Corporations         For Long-
Year Ended September 30, 2003 (Millions)                         Expenditures     or Partnerships      Lived Assets
----------------------------------------------------------- ------------------- ------------------- -----------------
Utility                                                                $49.9               $  -              $49.9
Pipeline and Storage                                                    18.2              181.2(1)           199.4
Exploration and Production                                              75.8                  -               75.8
International                                                            2.5                  -                2.5
Energy Marketing                                                         0.2                  -                0.2
Timber                                                                   3.5                  -                3.5
All Other and Corporate                                                  2.1               48.0(2)            50.1
----------------------------------------------------------- ------------------- ------------------- -----------------
                                                                      $152.2             $229.2             $381.4
----------------------------------------------------------- ------------------- ------------------- -----------------

(1)  Investment amount is net of $8.0 million of cash acquired.
(2)  Investment amount is net of $0.2 million of cash acquired.

Utility
The majority of the Utility capital expenditures were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures were made for additions, improvements and replacements to this segment’s transmission and gas storage systems.

     On February 6, 2003, the Company acquired the Empire State Pipeline (Empire) from a subsidiary of Duke Energy Corporation for $189.2 million in cash (including cash acquired) plus $57.8 million of project debt. The acquisition, which was made through Highland (a direct subsidiary having timber property and sawmill operations in New York and Pennsylvania), consisted of acquiring 100% of two companies. Each of these companies had 50% ownership of Empire, which is a joint venture. Empire’s results of operations were incorporated into the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition on February 6, 2003. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Niagara River near Buffalo, New York, which is within the Company’s service territory, and terminates in Central New York just north of Syracuse, New York. Empire has almost all of its capacity under contract, with a substantial portion being long-term contracts. Refer to Item 1, “The Pipeline and Storage Segment” for a discussion of Empire’s transportation capacity. Empire delivers natural gas supplies to major industrial companies, utilities (including the Company’s Utility segment) and power producers. Empire better positions the Company to bring Canadian gas supplies into the East Coast markets of the United States as demand for natural gas along the East Coast increases.* The initial financing of the acquisition was accomplished through short-term borrowings. These short-term borrowings were repaid when the Company completed the sale of 70,000 acres of timber property on August 1, 2003. The sale of this timber property is discussed below under “Timber.”

Exploration and Production
The Exploration and Production segment’s capital expenditures included approximately $54.0 million of capital expenditures for on-shore drilling, construction and recompletion costs for wells located in Louisiana, Texas, California and Canada as well as on-shore geological and geophysical costs and fixed asset purchases. Of the $54.0 million discussed above, $30.8 million was spent on the Exploration and Production segment’s Canadian properties. The Exploration and Production segment’s capital expenditures also included approximately $21.8 million for its off-shore program in the Gulf of Mexico, including offshore drilling expenditures, offshore construction, lease acquisition costs and geological and geophysical expenditures. During 2003, the Company spent $1.7 million (included in the amounts above) developing proved undeveloped reserves.

     In September 2003, the Company sold its Southeast Saskatchewan oil and gas properties in Canada for approximately $76.0 million as previously discussed. The Company used the proceeds from the sale to repay short-term borrowings.

International
The majority of the International segment’s capital expenditures were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber
The majority of the Timber segment’s capital expenditures were for purchases of timber, as well as equipment and vehicles for this segment’s sawmill and kiln operations.

     As discussed above, the Company sold approximately 70,000 acres of its timber property located in various counties in Pennsylvania and Allegany County in New York in August 2003. The sale price was approximately $186.0 million. The Company recorded a pre-tax gain on this sale of approximately $168.8 million ($102.2 million after tax). The Company used the proceeds from this sale to repay short-term borrowings in connection with the Empire acquisition.

     The remaining capital expenditures were for smaller purchases of land and timber for Seneca’s timber operations as well as equipment for Highland’s sawmill and kiln operations.

All Other and Corporate
The majority of the All Other and Corporate capital expenditures were for capital improvements to the Company’s new corporate headquarters.

On June 3, 2003, the Company acquired for approximately $47.8 million in cash (including cash acquired of $0.2 million) all of the partnership interests in Toro Partners, LP (Toro), limited partnership which owns and operates eight short-distance landfill gas pipeline companies that purchase, transport and resell landfill gas to customers in six states located primarily in the midwestern United States. Toro’s results of operations were incorporated into the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition on June 3, 2003. The existing landfill gas purchase and sale agreements at these facilities remained in place. The Company believes there are opportunities for expansion at many of these locations.*

     In May 2003, the Company made a capital contribution of $0.4 million to Seneca Energy. This capital contribution was related to the expansion of Seneca Energy’s electric generation facilities to a new site at a landfill in Ontario County, New York.

Estimated Capital Expenditures
The Company's estimated capital expenditures for the next three years are:*

  ------------------------------------------------------------- ----------------- ---------------- -----------------
  Year Ended September 30 (Millions)                                       2004             2005              2006
  ------------------------------------------------------------- ----------------- ---------------- -----------------
  Utility                                                                 $53.0            $51.0             $51.0
  Pipeline and Storage                                                     27.0             29.0              26.0
  Exploration and Production (1)                                           90.0             95.0              95.0
  International                                                            11.0              6.0               5.0
  Timber                                                                    1.0                -                 -
  All Other                                                                10.0              1.0                 -
  ------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         $192.0           $182.0            $177.0
  ------------------------------------------------------------- ----------------- ---------------- -----------------

  (1) Includes estimated expenditures for the years ended September 30, 2004, 2005 and
      2006 of approximately $24 million, $17 million and $26 million, respectively, to develop proved undeveloped reserves.

     Estimated capital expenditures for the Utility segment in 2004 will be concentrated in the areas of main and service line improvements and replacements and, to a minor extent, the installation of new services.*

     Estimated capital expenditures for the Pipeline and Storage segment in 2004 will be concentrated in the reconditioning of storage wells and the replacement of storage and transmission lines.*

     The Company also continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. This includes the Northwinds Pipeline that the Company and TransCanada PipeLines Limited have proposed. This project presently contemplates a 215-mile, 30-inch natural gas pipeline that would originate in Kirkwall, Ontario, cross into the United States near Buffalo, New York and follow a southerly route to its destination in the Ellisburg-Leidy area in Pennsylvania. At September 30, 2003, the Company had incurred approximately $1.4 million in costs (all of which have been expensed) associated with this project. The initial capacity of the pipeline would be approximately 500 million cubic feet of natural gas per day with the estimated cost of the pipeline ranging from $350.0 million to $400.0 million. If the pipeline is constructed, it is possible that a significant amount of the construction costs would be financed by banks or other financial institutions with the pipeline serving as collateral for the financing arrangement.*

     Estimated capital expenditures in 2004 for the Exploration and Production segment include approximately $38.2 million for Canada, $24.1 million for the Gulf Coast region ($23.5 million on the off-shore program in the Gulf of Mexico), $15.1 million for the West Coast region and $12.6 million for the Appalachian region.*

     The estimated capital expenditures for the International segment in 2004 will be concentrated on improvements and replacements within the district heating and power generation plants in the Czech Republic.* The estimated capital expenditures do not include any expenditures for the Company’s European power development projects. Currently, any costs incurred on these power development projects are expensed. The Company’s European power development projects are primarily in Italy and Bulgaria. In Italy, the Company has signed a joint development agreement with an Italian utility for the construction of a 400-megawatt combined-cycle natural gas fired electric generating plant. The estimated cost of this project is $200.0 million to $210.0 million. In Bulgaria, the Company is pursuing the opportunity to construct, own and operate two new 127-megawatt gas-fired combustion turbines. The estimated cost of this project is $180.0 million to $200.0 million. Whether the Company moves forward to construct these projects will depend on successful negotiation of various operating agreements as well as the availability of funds from banks or other financial institutions to cover a significant amount of the construction costs.* The respective projects would serve as collateral for such financing arrangements.*

     Estimated capital expenditures in the Timber segment will be concentrated on the construction or purchase of new facilities and equipment for this segment’s sawmill and kiln operations.*

     The estimated capital expenditures in the All Other category in 2004 will be concentrated on the purchase and installation of a gas turbine and steam turbine by Horizon Power to create a 55-megawatt facility in Buffalo, New York.*

     The Company continuously evaluates capital expenditures and investments in corporations and partnerships. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

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

     Consolidated short-term debt decreased $147.2 million during 2003. Proceeds of $76.0 million received from the sale of the Company’s Southeast Saskatchewan oil and gas properties were used to reduce short-term debt, as previously discussed. The other major factors contributing to the fluctuation in short-term debt were the issuance of long-term debt in February 2003 and the redemption of long-term debt in March 2003, both of which are discussed above. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At September 30, 2003, the Company had outstanding short-term notes payable to banks and commercial paper of $55.2 million and $63.0 million, respectively. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $415.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 26, 2004 and $110.0 million is committed to the Company through September 30, 2005.

     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not at the last day of any fiscal quarter, exceed .65 from September 30, 2002 through September 30, 2003, .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. At September 30, 2003, the Company’s debt to capitalization ratio (as calculated under the facility) was .57. The constraints specified in the committed credit facility would permit an additional $145.0 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .625. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

     Under the Company’s existing indenture covenants, at September 30, 2003, the Company would have been permitted to issue up to a maximum of $289.0 million in additional long-term unsecured indebtedness at then current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

     The Company’s indenture pursuant to which $624.0 million (or 45%) of the Company’s long-term debt (as of September 30, 2003) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

     The Company’s committed $220.0 million, 364-day/3-year credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2003, the Company had no debt outstanding under the committed credit facility.

     The Company’s embedded cost of long-term debt was 6.5% at September 30, 2003 and 7.0% at September 30, 2002. Refer to “Interest Rate Risk” in this Item for a more detailed break-down of the Company’s embedded cost of long-term debt.

     The Company also has authorization from the SEC, under the Holding Company Act, to issue long-term debt securities and equity securities in an aggregate amount of up to $1.5 billion during the order’s authorization period, which commenced in November 2002 and extends to December 31, 2005. In January 2003, the Company registered $800.0 million of debt and equity securities under the Securities Act of 1933. After the February 2003 debt issuance discussed above, the Company has available capacity to issue an additional $550.0 million of debt and equity securities registered under the Securities Act of 1933. The Company may sell all or a portion of the remaining registered securities if warranted by market conditions and the Company’s capital requirements. Any offer and sale of the above mentioned $550.0 million of debt and equity securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

     The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.

Off-Balance Sheet Arrangements
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $28.9 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $10.2 million. The Company has guaranteed 50%, or $5.1 million, of these capital lease commitments.

Contractual Obligations
      The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2003, and the twelve-month periods over which they occur:

------------------------------ -----------------------------------------------------------------------------------------------
                                                            Payments by Expected Maturity Dates
                               -----------------------------------------------------------------------------------------------

                               ------------ ----------- ------------ ------------ -------------- -------------- --------------

(Millions)                        2004        2005         2006         2007          2008        Thereafter       Total
------------------------------ ------------ ----------- ------------ ------------ -------------- -------------- --------------
Long-Term Debt                     $241.7       $14.6        $13.9         $9.3         $209.3         $900.7       $1,389.5
Short-Term Bank Notes               $55.2       $   -        $   -         $  -         $    -         $    -          $55.2
Commercial Paper                    $63.0       $   -        $   -         $  -         $    -         $    -          $63.0
Operating Lease
   Commitments                       $7.4        $6.0         $4.5          $3.5          $2.7           $4.8          $28.9
Capital Lease
   Commitments                       $0.8        $0.9         $1.1          $0.7          $0.7           $0.9           $5.1
------------------------------ ------------ ----------- ------------ ------------ -------------- -------------- --------------

     The Company has made certain other guarantees on behalf of its subsidiaries. The guarantees relate primarily to: (i) obligations under derivative financial instruments, which are included on the consolidated balance sheet in accordance with SFAS 133 (see Item 7, MD&A under the heading “Critical Accounting Policies Accounting for Derivative Financial Instruments”); (ii) NFR obligations to purchase gas or to purchase gas transportation/storage services where the amounts due on those obligations each month are included on the consolidated balance sheet as a current liability; and (iii) other obligations which are reflected on the consolidated balance sheet. The Company believes that the likelihood it would be required to make payments under the guarantees is remote, and therefore has not included them on the table above.*

Other Matters
      The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

     The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) that covers substantially all domestic employees of the Company. The Company has been making contributions to the Retirement Plan over the last several years equal to the maximum funding requirements of applicable laws and regulations. In light of the dramatic decline in the stock market over the last several years, the Company anticipates that it will continue making contributions to the Retirement Plan.* During 2003, the Company contributed $35.1 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2004 will be in the range of $25.0 million to $35.0 million.* The Company expects that all subsidiaries having domestic employees covered by the Retirement Plan will make contributions to the Retirement Plan. * The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through short-term borrowings or through cash from operations.*

Market Risk Sensitive Instruments

Energy Commodity Price Risk
The Company, in its Exploration and Production segment, Energy Marketing segment, Pipeline and Storage segment, and All Other category, uses various derivative financial instruments (derivatives), including price swap agreements, no cost collars and futures contracts, as part of the Company’s overall energy commodity price risk management strategy. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from or pay to the respective counterparties at September 30, 2003 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.

     The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in “Inside FERC” or on the New York Mercantile Exchange. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2003. At September 30, 2003, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2009.

Natural Gas Price Swap Agreements

  ----------------------------------- --------------------------------------------------------------------------
                                                          Expected Maturity Dates
                                      --------------------------------------------------------------------------
                                         2004       2005      2006      2007       2008       2009       Total
  ----------------------------------- --------- ---------- --------- --------- ---------- ---------- -----------

  Notional Quantities (Equivalent
  (Bcf)                                   8.4        0.9       1.2       1.2        1.1        0.3        13.1
  Weighted Average Fixed Rate (per
  Mcf)                                  $3.87      $4.75     $4.85     $4.91      $4.94      $4.95       $4.24
  Weighted Average Variable Rate
  (per Mcf)                             $4.94      $4.67     $4.83     $4.78      $4.79      $4.83       $4.88
  ----------------------------------- --------- ---------- --------- --------- ---------- ---------- -----------

Crude Oil Price Swap Agreements

------------------------------------------------------- -----------------------------------------------------------
                                                                         Expected Maturity Dates
                                                        -----------------------------------------------------------
                                                                 2004        2005          2006             Total
------------------------------------------------------- --------------- ------------- ------------- ---------------

Notional Quantities (Equivalent bbls)                       1,734,000       375,000        75,000       2,184,000
Weighted Average Fixed Rate (per bbl)                          $25.59        $24.83        $24.98          $25.44
Weighted Average Variable Rate (per bbl)                       $27.46        $25.56        $25.17          $27.05
------------------------------------------------------- --------------- ------------- ------------- ---------------

     At September 30, 2003, the Company would have had to pay its respective counterparties an aggregate of approximately $8.8 million to terminate the natural gas price swap agreements outstanding at that date. The Company would have had to pay an aggregate of approximately $3.4 million to its counterparties to terminate the crude oil price swap agreements outstanding at September 30, 2003.

     At September 30, 2002, the Company had natural gas price swap agreements covering 18.5 Bcf at a weighted average fixed rate of $3.73 per Mcf. The Company also had crude oil price swap agreements covering 3,252,000 bbls at a weighted average fixed rate of $21.28 per bbl. Lower anticipated production in the Exploration and Production segment is the primary reason for the decrease in price swap agreements from September 2002 to September 2003.

     The following table discloses the notional quantities, the weighted average ceiling price and the weighted average floor price for the no cost collars used by the Company to manage natural gas and crude oil price risk. The no cost collars provide for the Company to receive monthly payments from (or make payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). At September 30, 2003, the Company had not entered into any natural gas or crude oil no cost collars extending beyond 2005.

No Cost Collars

---------------------------------------------------- ------------------------------------------
                                                              Expected Maturity Dates
                                                      ------------- -------------- -------------
                                                         2004          2005          Total
---------------------------------------------------- ------------- -------------- -------------
Natural Gas
   Notional Quantities (Equivalent Bcf)                       3.0            0.7           3.7
   Weighted Average Ceiling Price (per Mcf)                 $7.15          $7.47         $7.21
   Weighted Average Floor Price (per Mcf)                   $3.51          $3.28         $3.46
Crude Oil
   Notional Quantities (Equivalent bbls)                1,185,000        105,000     1,290,000
   Weighted Average Ceiling Price (per bbl)                $27.95         $28.56        $28.00
   Weighted Average Floor Price (per bbl)                  $23.81         $25.00        $23.91
---------------------------------------------------- ------------- -------------- -------------

     At September 30, 2003, the Company would have had to pay an aggregate of approximately $0.4 million to terminate the natural gas no cost collars outstanding at that date. The Company would have had to pay an aggregate of approximately $1.1 million to terminate the crude oil no cost collars outstanding at that date.

     At September 30, 2002, the Company had natural gas no cost collars covering 8.8 Bcf at a weighted average floor price of $3.80 per Mcf and a weighted average ceiling price of $5.71 per Mcf. The Company also had crude oil no cost collars covering 1,395,000 bbls at a weighted average floor price of $21.97 per bbl and a weighted average ceiling price of $26.29 per bbl. As discussed above, lower anticipated production in the Exploration and Production segment is the primary reason for the overall decrease in no cost collars from September 2002 to September 2003.

     The following table discloses the net contract volumes purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2003, the Company held no futures contracts with maturity dates extending beyond 2006.

Futures Contracts

------------------------------------------------------ --------------------------------- ----------
                                                                Expected Maturity Dates
                                                       --------------------------------- ----------
                                                            2004      2005        2006      Total
------------------------------------------------------ ----------- --------- ----------- ----------

Net Contract Volumes Purchased (Sold)
  (Equivalent Bcf)                                          3.7       (0.1)         -*        3.6
Weighted Average Contract Price (per Mcf)                 $5.65      $5.16      $4.23       $5.60
Weighted Average Settlement Price (per Mcf)               $5.35      $5.17      $4.76       $5.33
------------------------------------------------------ ----------- --------- ----------- ----------

*  The Company had two short (sold) futures contracts at September 30, 2003.

     At September 30, 2003, the Company would have received $1.7 million to terminate these futures contracts.

     At September 30, 2002, the Company had futures contracts covering 3.4 Bcf (net long position) at a weighted average contract price of $3.67 per Mcf.

     The Company may be exposed to credit risk on some of the derivatives disclosed above. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check and then, on an ongoing basis, monitors counterparty credit exposure. Management has obtained guarantees from the parent companies of the respective counterparties to its derivative financial instruments. At September 30, 2003, the Company used seven counterparties for its over the counter derivative financial instruments. At September 30, 2003, no individual counterparty represented greater than 37% of total credit risk (measured as volumes hedged by an individual counterparty as a percentage of the Company's total volumes hedged).

Exchange Rate Risk
The International segment's investment in the Czech Republic is valued in Czech korunas, and, as such, this investment is subject to currency exchange risk when the Czech korunas are translated into U.S. dollars. The Exploration and Production segment's investment in Canada is valued in Canadian dollars, and, as such, this investment is subject to currency exchange risk when the Canadian dollars are translated into U.S. dollars. This exchange rate risk to the Company's investments in the Czech Republic and Canada results in increases or decreases to the Cumulative Foreign Currency Translation Adjustment (CTA), a component of Accumulated Other Comprehensive Income/Loss on the Consolidated Balance Sheet. When the foreign currency increases in value in relation to the U.S. dollar, there is a positive adjustment to CTA. When the foreign currency decreases in value in relation to the U. S. dollar, there is a negative adjustment to CTA.

Interest Rate Risk
The Company's exposure to interest rate risk arises primarily from its borrowing under short-term debt instruments. At September 30, 2003, these instruments consisted of domestic short-term bank loans and commercial paper totaling $118.2 million. The interest rate on these short-term bank loans and commercial paper approximated 1.2% at September 30, 2003.

     The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company's long-term fixed rate debt as well as the other long-term debt of certain of the Company's subsidiaries. The interest rates for the variable rate debt are based on those in effect at September 30, 2003:

--------------------------------------- ------------------------------------------------------------------ -----------
                                                     Principal Amounts by Expected Maturity Dates
                                        ------------------------------------------------------------------

(Millions of Dollars)                         2004      2005       2006       2007      2008    Thereafter       Total
--------------------------------------- ---------- --------- ---------- ---------- --------- ------------- -----------

National Fuel Gas Company
Long-Term Fixed Rate Debt                  $225.0       $ -        $ -        $ -    $200.0      $896.4      $1,321.4
Weighted Average Interest
   Rate Paid                                  7.3%        -%         -%         -%      6.3%        6.4%          6.6%
Fair Value =  $1,452.5 million
--------------------------------------- ---------- --------- ---------- ---------- --------- ------------- -----------

Other Notes

Long-Term Debt(1)                           $16.7     $14.6      $13.9       $9.3      $9.3        $4.3         $68.1
Weighted Average Interest
  Rate Paid(2)                                3.2%      3.3%       3.3%       1.8%      1.8%        1.8%          2.8%
Fair Value = $68.1 million
--------------------------------------- ---------- --------- ---------- ---------- --------- ------------- -----------

(1)$54.4 million is variable rate debt; $13.7 million is fixed rate debt.
(2) Weighted average interest rate excludes the impact of an interest rate collar on $50.8 million of variable rate debt.

     The Company uses an interest rate collar to eliminate interest rate fluctuations on $50.8 million of variable rate debt included in Other Notes in the table above. Under the interest rate collar the Company makes quarterly payments to (or receives payments from) another party when a variable rate falls below an established floor rate (the Company pays the counterparty) or exceeds an established ceiling rate (the Company receives payment from the counterparty). Under the terms of the collar, which extends until 2009, the variable rate is based on London InterBank Offered Rate. The floor rate of the collar is 5.15% and the ceiling rate is 9.375%. The Company would have had to pay $4.2 million to terminate the interest rate collar at September 30, 2003.

RATE MATTERS

Utility Operation

Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) (collectively, “Parties”) that established rates for the three-year period ending September 30, 2003. For a complete discussion of this Agreement, refer to “Rate Matters” in Item 7 of the Company’s 2002 Form 10-K. On July 25, 2003, the Parties and other interests executed a settlement agreement (“Settlement”) to extend the terms of the Agreement and Distribution Corporation’s restructuring plan one year commencing October 1, 2003. The Settlement was approved by the NYPSC in an order issued on September 18, 2003. As approved, the Settlement continues existing base rates, and reduces the level above which earnings are shared 50/50 with customers from the current 11.5% return on equity to 11.0%. In addition, the Settlement increases the combined pension and other post employment benefit expense by $8.0 million, without a corresponding increase in revenues. Most other features of Distribution Corporation’s service remain largely unchanged.

     On September 20, 2001, the NYPSC issued an order under which Distribution Corporation was directed to show cause why an action for penalties of $19.0 million should not be commenced against it for alleged violations of consumer protection requirements. According to the NYPSC and intervenors, the alleged violations may have caused or contributed to the death of an individual in an unheated apartment. On December 3, 2001, Distribution Corporation filed its response and requested that the NYPSC either close (dismiss) the Show Cause proceeding based on the evidence presented in Distribution Corporation’s response, or hold investigatory hearings “to demonstrate that a penalty action is unwarranted.” On July 25, 2002, the NYPSC issued an order granting Distribution Corporation’s request for hearings, and referred the matter to an administrative law judge for scheduling and other matters. The adoption of a procedural schedule has been adjourned because the major parties to the proceeding are involved in settlement discussions. The Company believes and will continue to vigorously assert that the NYPSC’s allegations lack merit. For a discussion of related legal matters, refer to Item 3, “Legal Proceedings”.

Pennsylvania Jurisdiction

On April 16, 2003, Distribution Corporation filed a request with the Pennsylvania Public Utility Commission (PaPUC) to increase annual operating revenues by $16.5 million to cover increases in the cost of providing service, to be effective June 15, 2003. The PaPUC suspended the effective date to January 15, 2004. Distribution Corporation filed this request for several reasons including increases in the costs associated with Distribution Corporation’s ongoing construction program as well as increases in uncollectible accounts and personnel expenses. On October 16, 2003, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who thereafter, on November 17, 2003 issued a decision recommending adoption of the settlement. The settlement provides for a base rate increase of $3.5 million and authorizes deferral accounting for pension and OPEB expenses. The settlement was approved by the PaPUC on December 18, 2003, with rates scheduled to become effective January 15, 2004.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

     On November 25, 2003, the FERC issued Order 2004 “Standards of Conduct for Transmission Providers.” Order 2004 regulates the conduct of transmission providers (such as Supply Corporation) with their energy affiliates. The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Order 2004 provides that companies may request waivers, and also provides an exemption from this rule for local distribution corporations that are affiliated with interstate pipelines, (such as Distribution Corporation), but the exemption is limited to local distribution corporations that do not make any off-system sales. Distribution Corporation currently does make such off-system sales and would like to continue doing so, whether by waiver, amendment or clarification of the new rule. Order 2004 also appears to define Empire State Pipeline as an energy affiliate of Supply Corporation, which is looking into both the possible costs of complying and the possibilities of a waiver, amendment or clarification that would allow Supply Corporation and Empire to operate together as they do now. Until there is further clarification from the FERC on the scope of these exemptions, the Company is unable to predict the impact Order 2004 will have on the Company.

     Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.

Other Matters

Environmental Matters
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $9.5 million to $10.5 million.* The minimum liability of $9.5 million has been recorded on the Consolidated Balance Sheet at September 30, 2003. Other than discussed in Note G (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.* The Company is subject to various federal, state and local laws and regulations (including those of the Czech Republic and Canada) relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures.

     For further discussion refer to Item 8 at Note G - Commitments and Contingencies under the heading “Environmental Matters.”

Effects of Inflation
Although the rate of inflation has been relatively low over the past few years, the Company’s operations remain sensitive to increases in the rate of inflation because of its capital spending and the regulated nature of a significant portion of its business.

Safe Harbor for Forward-Looking Statements
The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those which are designated with an asterisk (“*”) and those which are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar exprssions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

  Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;

  Changes in demographic patterns and weather conditions, including the occurrence of severe weather;

  Changes in the availability and/or price of natural gas, oil and coal;

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

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 7, MD&A.

ITEM 8 Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

     Report of Independent Auditors - 48

     Consolidated Statements of Income and Earnings Reinvested in the Business, three years ended September 30, 2003 - 49

     Consolidated Balance Sheets at September 30, 2003 and 2002 - 50

     Consolidated Statement of Cash Flows, three years ended September 30, 2003 - 52

     Consolidated Statement of Comprehensive Income, three years ended September 30, 2003 - 53

     Notes to Consolidated Financial Statements - 54

     Financial Statement Schedules:
       For the three years ended September 30, 2003

          II-Valuation and Qualifying Accounts - 86

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

     The Company maintains a system of internal accounting and administrative controls and an ongoing program of internal audits that management believes provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorization. The Company’s financial statements have been examined by our independent auditors, PricewaterhouseCoopers LLP, which also conducts a review of internal controls to the extent required by auditing standards generally accepted in the United States of America.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets with management, internal auditors and PricewaterhouseCoopers LLP to review planned audit scope and results and to discuss other matters affecting internal accounting controls and financial reporting. The independent auditors have direct access to the Audit Committee and periodically meet with it without management representatives present.

Report of Independent Auditors

To the Board of Directors
and Shareholders of
National Fuel Gas Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Asset Retirement Obligations, on October 1, 2002.

PricewaterhouseCoopers LLP

Buffalo, New York
October 23, 2003

National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business

-------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands of Dollars,
  Except Per Common Share Amounts)                                    2003              2002             2001
-------------------------------------------------------------- ----------------- ---------------- -----------------
Income
Operating Revenues                                                  $2,035,471       $1,464,496        $2,059,836
-------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Expenses
   Purchased Gas                                                       963,567          462,857         1,002,466
   Fuel Used in Heat and Electric Generation                            61,029           50,635            54,968
   Operation and Maintenance                                           386,270          394,157           364,318
   Property, Franchise and Other Taxes                                  82,504           72,155            83,730
   Depreciation, Depletion and Amortization                            195,226          180,668           174,914
   Impairment of Oil and Gas Producing
     Properties                                                         42,774                -           180,781
-------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                     1,731,370        1,160,472         1,861,177
  Gain on Sale of Timber Properties                                    168,787                -                 -
  Loss on Sale of Oil and Gas Producing Properties                     (58,472)               -                 -
-------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Income                                                       414,416          304,024           198,659
Other Income (Expense):
   Income from Unconsolidated Subsidiaries                                 535              224             1,794
   Impairment of Investment in Partnership                                   -          (15,167)                -
   Other Income                                                          6,887            7,017            10,639
   Interest Expense on Long-Term Debt                                  (92,766)         (90,543)          (81,851)
   Other Interest Expense                                              (12,290)         (15,109)          (25,294)
-------------------------------------------------------------- ----------------- ---------------- -----------------
Income Before Income Taxes and Minority
    Interest in Foreign Subsidiaries                                   316,782          190,446           103,947
   Income Tax Expense                                                  128,161           72,034            37,106
   Minority Interest in Foreign Subsidiaries - (Expense)                  (785)            (730)           (1,342)
-------------------------------------------------------------- ----------------- ---------------- -----------------
Income Before Cumulative Effect of Changes
      In Accounting                                                    187,836          117,682            65,499
  Cumulative Effect of Changes in Accounting                            (8,892)               -                 -
-------------------------------------------------------------- ----------------- ---------------- -----------------
Net Income Available for Common Stock                                  178,944          117,682            65,499
-------------------------------------------------------------- ----------------- ---------------- -----------------
Earnings Reinvested in the Business
Balance at Beginning of Year                                           549,397          513,488           525,847
-------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       728,341          631,170           591,346
Dividends on Common Stock                                               85,651           81,773            77,858
-------------------------------------------------------------- ----------------- ---------------- -----------------
Balance at End of Year                                                $642,690         $549,397          $513,488
-------------------------------------------------------------- ----------------- ---------------- -----------------
Earnings Per Common Share:
Basic:
   Income Before Cumulative Effect of Changes in
     Accounting                                                          $2.32            $1.47             $0.83
   Cumulative Effect of Changes in Accounting                            (0.11)               -                 -
-------------------------------------------------------------- ----------------- ---------------- -----------------
   Net Income Available for Common Stock                                 $2.21            $1.47             $0.83
-------------------------------------------------------------- ----------------- ---------------- -----------------
 Diluted:
    Income Before Cumulative Effect of Changes in
       Accounting                                                        $2.31            $1.46             $0.82
    Cumulative Effect of Changes in Accounting                           (0.11)               -                 -
-------------------------------------------------------------- ----------------- ---------------- -----------------
   Net Income Available for Common Stock                                 $2.20            $1.46             $0.82
-------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                         80,808,794       79,821,430        79,053,444
  Used in Diluted Calculation                                       81,357,896       80,534,453        80,361,258
-------------------------------------------------------------- ----------------- ---------------- -----------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets

---------------------------------------------------------------------------- ------------------- -------------------

At September 30 (Thousands of Dollars)                                               2003                2002
---------------------------------------------------------------------------- ------------------- -------------------

Assets
Property, Plant and Equipment                                                       $4,657,343          $4,512,651
  Less - Accumulated Depreciation,
    Depletion and Amortization                                                       1,658,256           1,667,906
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                     2,999,087           2,844,745
---------------------------------------------------------------------------- ------------------- -------------------

Current Assets
  Cash and Temporary Cash Investments                                                   51,421              22,216
  Receivables - Net                                                                    136,532              95,510
  Unbilled Utility Revenue                                                              27,443              21,918
  Gas Stored Underground                                                                89,640              77,250
  Materials and Supplies - at average cost                                              32,311              31,582
  Unrecovered Purchased Gas Costs                                                       28,692              12,431
  Prepayments                                                                           43,225              41,354
  Fair Value of Derivative Financial Instruments                                         1,698               3,807
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                       410,962             306,068
---------------------------------------------------------------------------- ------------------- -------------------

Other Assets
  Recoverable Future Taxes                                                              84,818              82,385
  Unamortized Debt Expense                                                              22,119              20,635
  Other Regulatory Assets                                                               49,616              26,104
  Deferred Charges                                                                       7,528               5,914
  Other Investments                                                                     64,025              65,090
  Investments in Unconsolidated Subsidiaries                                            16,425              16,753
  Goodwill                                                                               5,476               8,255
  Intangible Assets                                                                     49,664              11,451
  Other                                                                                 18,195              13,909
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                       317,866             250,496
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                    $3,727,915          $3,401,309
---------------------------------------------------------------------------- ------------------- -------------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets

---------------------------------------------------------------------------- ----------------- ----------------

At September 30 (Thousands of Dollars)                                              2003              2002
---------------------------------------------------------------------------- ----------------- ----------------
Capitalization and Liabilities
Capitalization:
Comprehensive Shareholders' Equity
  Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued and
    Outstanding - 81,438,290 Shares and 80,264,734
    Shares, Respectively                                                             $81,438          $80,265
  Paid In Capital                                                                    478,799          446,832
  Earnings Reinvested in the Business                                                642,690          549,397
---------------------------------------------------------------------------- ----------------- ----------------
Total Common Shareholder Equity Before Items
     Of Other Comprehensive Loss                                                   1,202,927        1,076,494
  Accumulated Other Comprehensive Loss                                               (65,537)         (69,636)
---------------------------------------------------------------------------- ----------------- ----------------
Total Comprehensive Shareholders' Equity                                           1,137,390        1,006,858
Long-Term Debt, Net of Current Portion                                             1,147,779        1,145,341
---------------------------------------------------------------------------- ----------------- ----------------
Total Capitalization                                                               2,285,169        2,152,199
---------------------------------------------------------------------------- ----------------- ----------------
Minority Interest in Foreign Subsidiaries                                             33,281           28,785
---------------------------------------------------------------------------- ----------------- ----------------
Current and Accrued Liabilities
  Notes Payable to Banks and
    Commercial Paper                                                                 118,200          265,386
  Current Portion of Long-Term Debt                                                  241,731          160,564
  Accounts Payable                                                                   125,779          100,886
  Amounts Payable to Customers                                                           692                -
  Other Accruals and Current Liabilities                                              52,851           46,402
  Fair Value of Derivative Financial Instruments                                      17,928           31,204
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                     557,181          604,442
---------------------------------------------------------------------------- ----------------- ----------------
Deferred Credits
  Accumulated Deferred Income Taxes                                                  423,282          356,220
  Taxes Refundable to Customers                                                       13,519           15,596
  Unamortized Investment Tax Credit                                                    8,199            8,897
  Cost of Removal Regulatory Liability                                                84,821                -
  Other Regulatory Liabilities                                                        69,867           82,676
  Pension Liability                                                                  154,871           75,116
  Asset Retirement Obligation                                                         27,493                -
  Other Deferred Credits                                                              70,232           77,378
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                     852,284          615,883
---------------------------------------------------------------------------- ----------------- ----------------
Commitments and Contingencies                                                              -                -
---------------------------------------------------------------------------- ----------------- ----------------
                                                                                  $3,727,915       $3,401,309
---------------------------------------------------------------------------- ----------------- ----------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Statement of Cash Flows

------------------------------------------------------------------ ----------------- ---------------- -----------------
Year Ended September 30 (Thousands of Dollars)                           2003             2002              2001
------------------------------------------------------------------ ----------------- ---------------- -----------------
Operating Activities
  Net Income Available for Common Stock                                  $178,944         $117,682           $65,499
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Gain on Sale of Timber Properties                                  (168,787)               -                 -
      Loss on Sale of Oil and Gas Producing Properties                     58,472                -                 -
      Impairment of Oil and Gas Producing Properties                       42,774                -           180,781
      Depreciation, Depletion and Amortization                            195,226          180,668           174,914
      Deferred Income Taxes                                                78,369           62,013           (55,849)
      Impairment of Investment in Partnership                                   -           15,167                 -
      Cumulative Effect of Changes in Accounting                            8,892                -                 -
      (Income) Loss from Unconsolidated Subsidiaries,
        Net of Cash Distributions                                             703              361            (1,199)
      Minority Interest in Foreign Subsidiaries                               785              730             1,342
      Other                                                                11,289            9,842             6,553
      Change in:
        Receivables and Unbilled Utility Revenue                          (35,118)          40,786            (2,277)
        Gas Stored Underground and Materials and
            Supplies                                                      (12,421)           8,717           (37,054)
        Unrecovered Purchased Gas Costs                                   (16,261)          (8,318)           25,568
        Prepayments                                                           862           (1,737)             (399)
        Accounts Payable                                                   20,435          (24,025)           20,419
        Amounts Payable to Customers                                          692          (51,223)           41,640
        Other Accruals and Current Liabilities                              8,595          (27,332)           13,969
        Other Assets                                                      (29,916)          11,869           (33,169)
        Other Liabilities                                                 (16,698)          10,350            13,289
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Cash Provided by Operating Activities                                 326,837          345,550           414,027
------------------------------------------------------------------ ----------------- ---------------- -----------------
Investing Activities
  Capital Expenditures                                                   (152,251)        (232,368)         (292,706)
  Investment in Subsidiaries, Net of Cash Acquired                       (228,814)               -           (90,567)
  Investment in Partnerships                                                 (375)            (536)           (1,830)
  Net Proceeds from Sale of Timber Properties                             186,014                -                 -
  Net Proceeds from Sale of Oil and Gas Producing
    Properties                                                             78,531           22,068             2,069
  Other                                                                    12,065            5,012            (4,892)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Cash Used in Investing Activities                                    (104,830)        (205,824)         (387,926)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Financing Activities
  Change in Notes Payable to Banks and Commercial
    Paper                                                                (147,622)        (224,845)         (143,397)
  Net Proceeds from Issuance of Long-Term Debt                            248,513          243,844           210,221
  Reduction of Long-Term Debt                                            (227,826)        (104,212)          (23,052)
  Proceeds from Issuance of Common Stock                                   17,019           10,915            11,545
  Dividends Paid on Common Stock                                          (84,530)         (80,974)          (76,671)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Cash Used in Financing Activities                                    (194,446)        (155,272)          (21,354)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Effect of Exchange Rates on Cash                                            1,644            1,535              (645)
------------------------------------------------------------------ ----------------- ---------------- -----------------
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                                               29,205          (14,011)            4,102
Cash and Temporary Cash Investments
  at Beginning of Year                                                     22,216           36,227            32,125
------------------------------------------------------------------ ----------------- ---------------- -----------------
Cash and Temporary Cash Investments
  at End of Year                                                          $51,421          $22,216           $36,227

------------------------------------------------------------------ ----------------- ---------------- -----------------
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
   Interest                                                              $104,452         $100,397          $104,491
   Income Taxes                                                           $56,146          $29,985           $77,662
------------------------------------------------------------------ ----------------- ---------------- -----------------

See Notes to Consolidated Financial Statements

Back to Index of Financial Statements

National Fuel Gas Company
Consolidated Statement of Comprehensive Income

------------------------------------------------------- -------------------------- ------------------------ -------------------------
Year Ended September 30 (Thousands of Dollars)                         2003                     2002                      2001
------------------------------------------------------- -------------------------- ------------------------ -------------------------

Net Income Available for Common Stock                                  $178,944                 $117,682                 $ 65,499
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), Before Tax:
Minimum Pension Liability Adjustment                                    (86,170)                 (52,977)                       -
Foreign Currency Translation Adjustment                                  54,472                   24,278                   (7,158)
Reclassification Adjustment for Realized
   Foreign Currency Translation (Gain) in
   Net Income                                                            (9,607)                       -                        -
Unrealized Gain (Loss) on Securities Available
    for Sale Arising During the Period                                     2,419                  (2,086)                    (712)
Unrealized Gain (Loss) on Derivative Financial
    Instruments Arising During the Period                               (47,777)                 (42,584)                  58,355
Reclassification Adjustment for Realized
    (Gain) Loss on Derivative Financial
    Instruments in Net Income                                             69,809                 (20,063)                  83,218
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), Before
    Tax:                                                                (16,854)                 (93,432)                 133,703
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Income Tax Benefit Related to Minimum
   Pension Liability Adjustment                                         (30,159)                 (18,542)                       -
Income Tax Expense (Benefit) Related to
   Unrealized Gain (Loss) on Securities
   Available for Sale Arising During the Period                              847                    (730)                    (249)
Income Tax Expense (Benefit) Related to
   Unrealized Gain (Loss) on Derivative
   Financial Instruments Arising During the
   Period                                                               (18,594)                 (17,341)                  23,053
Reclassification Adjustment for Income Tax
   (Expense) Benefit on Realized (Gain)
   Loss on Derivative Financial Instruments
    In Net Income                                                         26,953                  (8,040)                  32,032
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Income Taxes - Net                                                       (20,953)                (44,653)                   54,836
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), Before
   Cumulative Effect                                                       4,099                 (48,779)                   78,867
Cumulative Effect of Change in Accounting,
   Net of Tax                                                                  -                      -                   (69,767)
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Other Comprehensive Income (Loss), After
   Cumulative Effect                                                       4,099                 (48,779)                    9,100
------------------------------------------------------- ---------- --------------- --------- -------------- -------- ----------------
Comprehensive Income                                                    $183,043                $ 68,903                  $ 74,599
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

Revenues
The Company’s Utility and International segments record revenue as bills are rendered, except that service supplied but not billed is reported as unbilled utility revenue and is included in operating revenues for the year in which service is furnished. The Company’s Pipeline and Storage and Energy Marketing segments record revenue as bills are rendered for service supplied on a calendar month basis. The Company’s Timber segment records revenue on lumber and log sales as products are shipped.

     The Company’s Exploration and Production segment records revenue based on entitlement, which means that revenue is recorded based on the actual amount of gas or oil that is delivered to a pipeline and the Company’s ownership interest in the producing well. If a production imbalance occurs between what was supposed to be delivered to a pipeline and what was actually produced and delivered, the Company accrues the difference as an imbalance.

Regulatory Mechanisms
The Company’s rate schedules in the Utility segment contain clauses that permit adjustment of revenues to reflect price changes from the cost of purchased gas included in base rates. Differences between amounts currently recoverable and actual adjustment clause revenues, as well as other price changes and pipeline and storage company refunds not yet includable in adjustment clause rates, are deferred and accounted for as either unrecovered purchased gas costs or amounts payable to customers. Such amounts are generally recovered from (or passed back to) customers during the following fiscal year.

     Estimated refund liabilities to ratepayers represent management’s current estimate of such refunds. Reference is made to Note B - Regulatory Matters for further discussion.

     The impact of weather on revenues in the Utility segment’s New York rate jurisdiction is tempered by a weather normalization clause (WNC), which covers the eight-month period from October through May. The WNC is designed to adjust the rates of retail customers to reflect the impact of deviations from normal weather. Weather that is more than 2.2% warmer than normal results in a surcharge being added to customers’ current bills, while weather that is more than 2.2% colder than normal results in a refund being credited to customers’ current bills. Since the Utility segment’s Pennsylvania rate jurisdiction does not have a WNC, weather variations have a direct impact on the Pennsylvania rate jurisdiction’s revenues.

     In the Pipeline and Storage segment, the allowed rates that Supply Corporation bills its customers are based on a straight fixed-variable rate design, which allows recovery of all fixed costs in fixed monthly reservation charges. The allowed rates that Empire bills its customers are based on a modified-fixed variable rate design, which allows recovery of most fixed costs in fixed monthly reservation charges. To distinguish between the two rate designs, the modified fixed-variable rate design recovers return on equity and income taxes through variable charges whereas straight fixed-variable recovers all fixed costs, including return on equity and income taxes, through its monthly reservation charge. Because of the difference in rate design, changes in throughput due to weather variations do not have a significant impact on Supply Corporation’s revenues but may have a significant impact on Empire’s revenues.

Property, Plant and Equipment
The principal assets of the Utility and Pipeline and Storage segments, consisting primarily of gas plant in service, are recorded at the historical cost when originally devoted to service in the regulated businesses, as required by regulatory authorities.

     Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits. If capitalized costs exceed these limits at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. The Company’s capitalized costs exceeded the full-cost ceiling for the Company’s Canadian properties at June 30, 2003, September 30, 2003 and September 30, 2001. The Company recognized impairments of $31.8 million and $11.0 million at June 30, 2003 and September 30, 2003, respectively. At September 30, 2001, the Company recognized an impairment of $180.8 million.

     Maintenance and repairs of property and replacements of minor items of property are charged directly to maintenance expense. The original cost of the regulated subsidiaries’ property, plant and equipment retired, and the cost of removal less salvage, are charged to accumulated depreciation.

Depreciation, Depletion and Amortization
For oil and gas properties, depreciation, depletion and amortization is computed based on quantities produced in relation to proved reserves using the units of production method. The cost of unevaluated oil and gas properties is excluded from this computation. For timber properties, depletion, determined on a property by property basis, is charged to operations based on the annual amount of timber cut in relation to the total amount of recoverable timber. For all other property, plant and equipment, depreciation, depletion and amortization is computed using the straight-line method in amounts sufficient to recover costs over the estimated service lives of property in service. The following is a summary of depreciable plant by segment:

             As of September 30 (Thousands)                                 2003                 2002
             ------------------------------------------------ ------------------- --------------------
             Utility                                                  $1,380,278           $1,346,706
             Pipeline and Storage                                        928,415              690,453
             Exploration and Production                                1,673,827            1,806,284
             International                                               349,133              310,117
             Energy Marketing                                              1,159                  996
             Timber                                                       96,315              119,074
             All Other and                                                20,541                7,115
             Corporate
                                                              ------------------- --------------------
                                                                      $4,449,668           $4,280,745
                                                              =================== ====================

Average depreciation, depletion and amortization rates were are follows:

------------------------------------------------------------------ ----------------- ---------------- -----------------
Year Ended September 30                                                  2003             2002              2001
------------------------------------------------------------------ ----------------- ---------------- -----------------

Utility                                                                      2.8%             2.8%              2.8%
Pipeline and Storage                                                         4.6%             3.6%              3.6%
Exploration and Production, per Mcfe(1)                                     $1.34            $1.19             $1.12
International                                                                4.2%             4.2%              5.1%
Energy Marketing                                                            10.9%            16.4%             23.1%
Timber                                                                       7.0%             3.2%              3.2%
All Other and Corporate                                                      1.7%             2.7%              8.0%
------------------------------------------------------------------ ----------------- ---------------- -----------------

(1) Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets.  As disclosed in Note N - Supplementary Information for Oil and Gas Producing Properties, depletion of oil and gas producing properties amounted to $1.30, $1.16 and $1.08 per Mcfe of production in 2003, 2002 and 2001, respectively.

Cumulative Effect of Changes in Accounting
Effective October 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the estimated cost of retiring the asset as part of the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company’s case, SFAS 143 changed the accounting for plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells. In prior fiscal years, the Company accounted for plugging and abandonment costs using the Securities and Exchange Commission’s full cost accounting rules. SFAS 143 was calculated retroactively to determine the cumulative effect through October 1, 2002. This cumulative effect reduced earnings $0.6 million, net of income tax. If the new method of accounting for plugging and abandonment costs had been effective for 2002, there would not have been a material change to net income available for common stock. A reconciliation of the Company’s asset retirement obligation calculated in accordance with SFAS 143 is shown below ($000s):

         Balance at Adoption on  October 1, 2002                                      $36,090
         Liabilities Incurred During 2003                                                 242
         Liabilities Settled During 2003                                              (13,227)
         Accretion Expense                                                              2,602
         Exchange Rate Impact                                                           1,786
                                                                                      -------
         Balance at September 30, 2003                                                $27,493
                                                                                      =======

     In the Company's Utility and Pipeline and Storage segment, costs of removal are collected from customers through depreciation expense. These removal costs are not a legal retirement obligation in accordance with SFAS 143. Rather, they represent a regulatory liability. However, SFAS 143 requires that such costs of removal be reclassified from accumulated depreciation to other regulatory liabilities. At September 30, 2003, the costs of removal reclassified to other regulatory liabilities amounted to $84.8 million.

     Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, the Company stopped amortization of goodwill and tested it for impairment as of October 1, 2002. The Company’s goodwill balance as of October 1, 2002 totaled $8.3 million and is related to the Company’s investments in the Czech Republic, which are included in the International segment. As a result of the impairment test, the Company recognized an impairment of $8.3 million. The Company used discounted cash flows to estimate the fair value of its goodwill and determined that the goodwill had no remaining value. Based on projected restructuring in the Czech electricity market, the Company cannot be assured that the level of future cash flows from the Company’s investments in the Czech Republic will attain the level that was originally forecasted. In accordance with SFAS 142, this impairment has been reported as a cumulative effect of change in accounting. Goodwill amortization amounted to $0.6 million in both 2002 and 2001.

     Effective October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” and by

SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133” (collectively, SFAS 133). The cumulative effect of this change decreased other comprehensive income by $69.8 million (after tax) at adoption on October 1, 2000. The cumulative effect of this change did not have a material impact on net income at adoption on October 1, 2000. Of the cumulative effect recorded in other comprehensive income, $46.3 million (after tax) was reclassified into the Consolidated Statement of Income during 2001. The derivative financial instruments that comprise the cumulative effect recorded in other comprehensive income have been designated and qualify as cash flow hedges, as discussed below.

Financial Instruments
Unrealized gains or losses from the Company’s investments in an equity mutual fund and the stock of an insurance company (securities available for sale) are recorded as a component of accumulated other comprehensive income (loss). Reference is made to Note E - Financial Instruments for further discussion.

     The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments include price swap agreements, no cost collars and futures contracts. As discussed above, on October 1, 2000, the Company adopted SFAS 133. In accordance with the provisions of these standards, the Company accounts for these instruments as either cash flow hedges or fair value hedges. In both cases, the fair value of the instrument is recognized on the Consolidated Balance Sheet as either an asset or a liability labeled fair value of derivative financial instruments. Fair value represents the amount the Company would receive or pay to terminate these instruments.

     For effective cash flow hedges, the offset to the asset or liability that is recorded is a gain or loss recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet. Any ineffectiveness associated with the cash flow hedges is recorded in the Consolidated Statement of Income. The Company did not experience any material ineffectiveness with regard to its cash flow hedges during 2003, 2002 or 2001. The gain or loss recorded in accumulated other comprehensive income (loss) remains there until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues or interest expense on the Consolidated Statement of Income. For fair value hedges, the offset to the asset or liability that is recorded is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statement of Income. However, in the case of fair value hedges, the Company also records an asset or liability on the Consolidated Balance Sheet representing the change in fair value of the asset or firm commitment that is being hedged. The offset to this asset or liability is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statement of Income as well. If the fair value hedge is effective, the gain or loss from the derivative financial instrument is offset by the gain or loss that arises from the change in fair value of the asset or firm commitment that is being hedged. The Company did not experience any material ineffectiveness with regard to its fair value hedges during 2003, 2002 or 2001.

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows:

  ---------------------------------------------------------------- -------------------- --------------------
  Year Ended September 30 (Thousands)                                          2003                 2002
  ---------------------------------------------------------------- -------------------- --------------------

  Minimum Pension Liability Adjustment                                      $(90,446)             $(34,435)
  Cumulative Foreign Currency Translation Adjustment                          30,050               (14,815)
  Net Unrealized Loss on Derivative Financial
     Instruments                                                              (6,872)              (20,545)
  Net Unrealized Gain on Securities Available for Sale                         1,731                   159
  ---------------------------------------------------------------- -------------------- --------------------

  Accumulated Other Comprehensive Loss                                      $(65,537)             $(69,636)
  ---------------------------------------------------------------- -------------------- --------------------

     At September 30, 2003, it is estimated that $8.4 million of the net unrealized loss on derivative financial instruments shown in the table above will be reclassified into the Consolidated Statement of Income during 2004. As disclosed in Note E - Financial Instruments, the Company’s derivative financial instruments extend out to 2009.

Gas Stored Underground - Current
In the Utility segment, gas stored underground - current in the amount of $75.2 million is carried at lower of cost or market, on a last-in, first-out (LIFO) method. Based upon the average price of spot market gas purchased in September 2003, including transportation costs, the current cost of replacing this inventory of gas stored underground-current exceeded the amount stated on a LIFO basis by approximately $98.6 million at September 30, 2003. All other gas stored underground - current is carried at lower of cost or market on an average cost method.

Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt. Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

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

Consolidated Statement of Cash Flows
For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and temporary cash investments includes cash held in margin accounts to serve as collateral for open positions on exchange-traded futures contracts. The amounts held in margin accounts amounted to $1.5 million and $0.4 million at September 30, 2003 and 2002, respectively.

Earnings Per Common Share
Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2003, 2002 and 2001, 7,789,688, 5,260,633 and 1,290,747 stock options, respectively, were excluded as being antidilutive.

Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method specified by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under that method, no compensation expense was recognized for options granted under the plans for the years ended September 30, 2003, 2002 and 2001. Had compensation expense been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

---------------------------------------------------------- ------------------- ------------------- -------------------
Year Ended September 30 (Thousands, Except
   Per Share Amounts)                                                   2003                2002                2001
---------------------------------------------------------- ------------------- ------------------- -------------------
Net Income Available for Common Stock
   As Reported                                                      $178,944            $117,682             $65,499
Deduct:  Total Compensation Expense
    Determined Based on Fair Value at the
    Grant Dates                                                        3,105               4,641               6,391
---------------------------------------------------------- ------------------- ------------------- -------------------
 Pro Forma Net Income Available for
     Common Stock                                                   $175,839            $113,041             $59,108
---------------------------------------------------------- ------------------- ------------------- -------------------
Earnings Per Common Share:
     Basic - As Reported                                               $2.21               $1.47               $0.83
     Basic - Pro Forma                                                 $2.18               $1.42               $0.75
     Diluted - As Reported                                             $2.20               $1.46               $0.82
     Diluted - Pro Forma                                               $2.16               $1.40               $0.73
---------------------------------------------------------- ------------------- ------------------- -------------------

     The weighted average fair value per share of options granted in 2003, 2002 and 2001 was $4.17, $4.32 and $5.25, respectively. These weighted average fair values were estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions:

---------------------------------------------------------- ------------------- ------------------- -------------------
Year Ended September 30                                           2003                2002                2001
---------------------------------------------------------- ------------------- ------------------- -------------------

Quarterly Dividend Yield                                            1.10%               1.07%               0.87%
Annual Standard Deviation (Volatility)                             22.24%              21.83%              20.51%
Risk Free Rate                                                      3.33%               4.88%               5.26%
Expected Term - in Years                                              6.5                 5.5                 5.0
---------------------------------------------------------- ------------------- ------------------- -------------------

Note B - Regulatory Matters

Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

--------------------------------------------------------------------------------- ------------------- -------------------
At September 30 (Thousands)                                                                     2003                2002
--------------------------------------------------------------------------------- ------------------- -------------------
Regulatory Assets(1)
Recoverable Future Taxes (Note C)                                                            $84,818             $82,385
Unrecovered Purchased Gas Costs (See Regulatory Mechanisms in Note A)
                                                                                              28,692              12,431
Unamortized Debt Expense (Note A)                                                             11,364              10,021
Pension and Post-Retirement Benefit Costs (2) (Note F)                                        47,750              24,146
Other (2)                                                                                      1,866               1,958
--------------------------------------------------------------------------------- ------------------- -------------------
     Total Regulatory Assets                                                                 174,490             130,941
--------------------------------------------------------------------------------- ------------------- -------------------
Regulatory Liabilities:
Cost of Removal Regulatory Liability (See Cumulative Effect
 Discussion in Note A)                                                                        84,821                   -
Amounts Payable to Customers (See Regulatory Mechanisms in
 Note A)                                                                                         692                   -
New York Rate Settlements(3)                                                                  30,900              34,323
Taxes Refundable to Customers (Note C)                                                        13,519              15,596
Pension and Post-Retirement Benefit Costs(3)  (Note F)                                        23,719              39,946
Other(3)                                                                                      15,248               8,407
--------------------------------------------------------------------------------- ------------------- -------------------
     Total Regulatory Liabilities                                                            168,899              98,272
--------------------------------------------------------------------------------- ------------------- -------------------
Net Regulatory Position                                                                       $5,591             $32,669
--------------------------------------------------------------------------------- ------------------- -------------------

(1)      The Company recovers the cost of its regulatory assets but, with the exception of Unrecovered Purchased
         Gas Costs, does not earn a return on them.
(2)      Included in Other Regulatory Assets on the Consolidated Balance Sheets.
(3)      Included in Other Regulatory Liabilities on the Consolidated Balance Sheets.

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

New York Rate Settlements
With respect to utility services provided in New York, the Company has entered into rate settlements approved by the State of New York Public Service Commission (NYPSC). The rate settlements provide for a sharing mechanism, whereby earnings above an 11.5% (11.0%, effective October 1, 2003) return on equity are to be shared equally between shareholders and customers. As a result of this sharing mechanism, the Company had liabilities of $11.4 million and $9.5 million at September 30, 2003 and 2002, respectively. Other aspects of the settlements include a special reserve of $5.4 million and $6.5 million at September 30, 2003 and 2002, respectively, to be applied against the Company’s incremental costs resulting from the NYPSC’s gas restructuring effort and a “cost mitigation reserve” of $8.2 million and $15.3 million at September 30, 2003 and 2002, respectively. The cost mitigation reserve is an accumulation of certain refunds from upstream pipeline companies and certain credits which can be used to offset certain specific expense items. Various other regulatory liabilities have also been created through the New York rate settlements and amounted to $5.9 million and $3.0 million at September 30, 2003 and 2002, respectively.

Note C - Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                        2003             2002              2001
---------------------------------------------------------------- ----------------- ---------------- -----------------

Operating Expenses:
  Current Income Taxes -
    Federal                                                             $37,336           $7,743           $67,429
    State                                                                11,990            1,384            21,330
    Foreign                                                                 467              894             4,196
  Deferred Income Taxes -
    Federal                                                              53,310           50,205            18,444
    State                                                                12,983            9,968               431
    Foreign                                                              12,075            1,840           (74,724)
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        128,161           72,034            37,106
Other Income:
  Deferred Investment Tax Credit                                           (693)            (697)             (348)
Minority Interest in Foreign Subsidiaries                                  (566)            (277)             (614)
Cumulative Effect of Change in Accounting                                  (354)               -                 -
---------------------------------------------------------------- ----------------- ---------------- -----------------
Total Income Taxes                                                     $126,548          $71,060           $36,144
---------------------------------------------------------------- ----------------- ---------------- -----------------

     The U.S. and foreign components of income (loss) before income taxes are as follows:

---------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2003             2002              2001
---------------------------------------------------------------- ----------------- ---------------- -----------------
U.S.                                                                    $383,695         $180,349          $267,270
Foreign                                                                  (78,202)           8,394          (165,627)
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        $305,493         $188,743          $101,643
---------------------------------------------------------------- ----------------- ---------------- -----------------

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

--------------------------------------------------------------- ------------------- --------------- ----------------
Year Ended September 30 (Thousands)                                         2003            2002             2001
--------------------------------------------------------------- ------------------- --------------- ----------------

Income Tax Expense, Computed at U.S. Federal
  Statutory Rate of 35%                                                 $106,923         $66,060          $35,575
Increase (Reduction) in Taxes Resulting from:
  State Income Taxes                                                      16,232           7,379           14,145
  Foreign Tax Differential                                                 3,318            (481)         (13,172)
  Depreciation                                                             1,322           1,744            1,790
  Miscellaneous                                                           (1,247)         (3,642)          (2,194)
--------------------------------------------------------------- ------------------- --------------- ----------------
Total Income Taxes                                                      $126,548         $71,060          $36,144
--------------------------------------------------------------- ------------------- --------------- ----------------

     Significant components of the Company's deferred tax liabilities and assets are as follows:

--------------------------------------------------------------- ------------------- ---------------
At September 30 (Thousands)                                                  2003            2002
--------------------------------------------------------------- ------------------- ---------------
Deferred Tax Liabilities:
  Property, Plant and Equipment                                          $519,578        $417,673
  Other                                                                    21,532          27,930
--------------------------------------------------------------- ------------------- ---------------
Total Deferred Tax Liabilities                                            541,110         445,603
--------------------------------------------------------------- ------------------- ---------------
Deferred Tax Assets:
  Minimum Pension Liability Adjustment                                    (48,701)        (18,542)
  Capital Loss Carryover                                                  (18,607)              -
  Other                                                                   (56,877)        (70,841)
--------------------------------------------------------------- ------------------- ---------------
                                                                         (124,185)        (89,383)
  Valuation Allowance                                                       6,357               -
--------------------------------------------------------------- ------------------- ---------------
Total Deferred Tax Assets                                                (117,828)        (89,383)
--------------------------------------------------------------- ------------------- ---------------
Total Net Deferred Income Taxes                                          $423,282        $356,220
--------------------------------------------------------------- ------------------- ---------------

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $13.5 million and $15.6 million at September 30, 2003 and 2002, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $84.8 million and $82.4 million at September 30, 2003 and 2002, respectively.

     Undistributed earnings of foreign subsidiaries of $57 million at September 30, 2003 are considered to be permanently reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding taxes, net of allowable foreign tax credits or deductions.

     A capital loss carryover of $53 million exists at September 30, 2003, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note D - Capitalization and Short-Term Borrowings

Summary of Changes in Common Stock Equity

----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
                                                                                             Earnings          Accumulated
                                                                               Paid        Reinvested                Other
(Thousands, Except Per Share                  Common Stock                       In            in the        Comprehensive
Amounts)                                  Shares            Amount          Capital          Business        Income (Loss)
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2000                      78,660           $78,660         $412,887         $525,847             $(29,957)
Net Income Available
  for Common Stock                                                                            65,499
Dividends Declared on
  Common Stock
  ($0.99 Per Share)                                                                          (77,858)
Other Comprehensive
  Income, Net of Tax                                                                                                9,100
Common Stock Issued
  Under Stock and
  Benefit Plans                              746               746           17,731
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2001                      79,406            79,406          430,618          513,488              (20,857)
Net Income Available
  for Common Stock                                                                           117,682
Dividends Declared on
  Common Stock
  ($1.03 Per Share)                                                                          (81,773)
Other Comprehensive
  Loss, Net of Tax                                                                                                (48,779)
Common Stock Issued
  Under Stock and
  Benefit Plans                              859               859           16,214
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2002                      80,265            80,265          446,832          549,397              (69,636)
Net Income Available
  for Common Stock                                                                           178,944
Dividends Declared on
  Common Stock
  ($1.06 Per Share)                                                                          (85,651)
Other Comprehensive
  Income, Net of Tax                                                                                                 4,099
Cancellation of Shares                       (3)               (3)             (63)
Common Stock Issued
  Under Stock and
  Benefit Plans                            1,176             1,176           32,030
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------
Balance at
  September 30, 2003                      81,438           $81,438         $478,799         $642,690(1)          $(65,537)
----------------------------------- -------------- ----------------- ---------------- ----------------- --------------------

(1) The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt.  At September 30, 2003, $568.3  million of accumulated earnings was free of such limitations.

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

     The holders of the Company’s common stock have one right (Right) for each of their shares. Each Right, which will initially be evidenced by the Company’s common stock certificates representing the outstanding shares of common stock, entitles the holder to purchase one-half of one share of common stock at a purchase price of $65.00 per share, being $32.50 per half share, subject to adjustment (Purchase Price).

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

     A distribution date would occur upon the earlier of (i) ten days after the public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of the Company’s common stock or other voting stock having 10% or more of the total voting power of the Company’s common stock and other voting stock and (ii) ten days after the commencement or announcement by a person or group of an intention to make a tender or exchange offer that would result in that person acquiring, or obtaining the right to acquire, beneficial ownership of the Company’s common stock or other voting stock having 10% or more of the total voting power of the Company’s common stock and other voting stock.

     In certain situations after a person or group has acquired beneficial ownership of 10% or more of the total voting power of the Company’s stock as described above, each holder of a Right will have the right to exercise its Rights to receive common stock of the acquiring company having a value equal to two times the Purchase Price of the Right then in effect. These situations would arise if the Company is acquired in a merger or other business combination or if 50% or more of the Company’s assets or earning power are sold or transferred.

     At any time prior to the end of the business day on the tenth day following the announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the total voting power of the Company, the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right, payable in cash or stock. A decision to redeem the Rights requires the vote of 75% of the Company’s full Board of Directors. Also, at any time following the announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the total voting power of the Company, 75% of the Company’s full Board of Directors may vote to exchange the Rights, in whole or in part, at an exchange rate of one share of common stock, or other property deemed to have the same value, per Right, subject to certain adjustments.

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

     Transactions involving option shares for all plans are summarized as follows:

------------------------------------------------------------- ---------------------------- ---------------------------
                                                                              Number of
                                                                         Shares Subject            Weighted Average
                                                                              to Option              Exercise Price
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2000                                             8,027,100                      $20.38
Granted in 2001                                                               1,787,200                      $27.61
Exercised in 2001(1)                                                           (372,040)                     $15.89
Forfeited in 2001                                                               (69,574)                     $22.36
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2001                                             9,372,686                      $21.92
Granted in 2002(2)                                                            5,673,172                      $22.26
Exercised in 2002(1)                                                           (247,910)                     $15.76
Forfeited in 2002                                                              (168,444)                     $25.56
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2002                                            14,629,504                      $22.12
Granted in 2003                                                                 233,500                      $24.61
Exercised in 2003(1)                                                           (673,866)                     $16.56
Forfeited in 2003                                                              (123,800)                     $23.55
------------------------------------------------------------- ---------------------------- ---------------------------
Outstanding at September 30, 2003                                            14,065,338                      $22.41
------------------------------------------------------------- ---------------------------- ---------------------------
Option shares exercisable at September 30, 2003                              12,420,444                      $22.16
Option shares available for future grant
  at September 30, 2003(3)                                                      807,351
------------------------------------------------------------- ---------------------------- ---------------------------

(1)  In connection with exercising these options, 200,708, 43,834 and 78,850 shares were surrendered and canceled during 2003, 2002 and 2001, respectively.
(2)  Including 3,097,172 non-qualified stock options issued in November 2001.  The Company canceled 3,097,172 stock appreciation rights (SARs) in November 2001 and issued 3,097,172 non-qualified stock options.  The
     Company eliminated all future awards of SARs.
(3)  Including shares available for restricted stock grants.

     The following table summarizes information about options outstanding at September 30, 2003:

--------------------------------------------------------------------------------- -------------------------------------
                              Options Outstanding                                         Options Exercisable
--------------------------------------------------------------------------------- -------------------------------------
                                                      Weighted
                          Number              Average          Weighted            Number            Weighted
                Range of      Outstanding            Remaining           Average       Exercisable             Average
          Exercise Price       at 9/30/03     Contractual Life    Exercise Price        at 9/30/03      Exercise Price
------------------------- ---------------- -------------------- ----------------- ----------------- -------------------

        $11.12 - $16.68        1,161,104            1.6 years            $14.69         1,161,104              $14.69
        $16.69 - $22.24        4,322,972            4.9 years            $20.36         4,138,572              $20.30
        $22.25 - $27.80        8,581,262            6.5 years            $24.49         7,120,768              $24.46
------------------------- ---------------- -------------------- ----------------- ----------------- -------------------

     Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. The market value of restricted stock on the date of the award is recorded as compensation expense over the periods during which the vesting restrictions exist. Certificates for shares of restricted stock awarded under the Company’s stock option and stock award plans are held by the Company during the periods in which the restrictions on vesting are effective.

     The following table summarizes the awards of restricted stock over the past three years:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30                                                       2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
Shares of Restricted Stock Awarded                                               -          100,000             4,000
Weighted Average Market Price of
  Stock on Award Date                                                            -           $24.50            $27.80
----------------------------------------------------------------- ----------------- ---------------- -----------------

     As of September 30, 2003, 136,128 shares of non-vested restricted stock were outstanding. Vesting restrictions will lapse as follows: 2004 – 36,600 shares; 2005 – 34,600 shares; 2006 – 34,600 shares; 2007 – 29,000 shares; and 2010 - 1,328 shares.

     Compensation expense related to restricted stock under the Company’s stock plans was $1.0 million, $0.7 million and $0.3 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Redeemable Preferred Stock
As of September 30, 2003, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.

Long-Term Debt
The outstanding long-term debt is as follows:

----------------------------------------------------------------------------------- ---------------- -----------------
At September 30 (Thousands)                                                                  2003              2002
----------------------------------------------------------------------------------- ---------------- -----------------
Debentures(1):
    7-3/4% due February 2004                                                             $125,000           $125,000
Medium-Term Notes(1):
    6.0% to 7.50% due August 2004 to June 2025                                            849,000          1,051,300
Notes(1):
    5.25% to 6.50% due March 2013 to September 2022(2)                                    347,400             97,700
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,321,400          1,274,000
----------------------------------------------------------------------------------- ---------------- -----------------
Other Notes:
    Secured(3)                                                                             50,767                  -
    Unsecured                                                                              17,343             31,905
----------------------------------------------------------------------------------- ---------------- -----------------
Total Long-Term Debt                                                                    1,389,510          1,305,905
Less Current Portion                                                                      241,731            160,564
----------------------------------------------------------------------------------- ---------------- -----------------
                                                                                       $1,147,779         $1,145,341
----------------------------------------------------------------------------------- ---------------- -----------------

(1)  These debentures, medium-term notes and notes are unsecured.
(2)  $97,400,000 of these notes are callable at par at any time after September 15, 2006.  The estate of an individual note holder may exercise a put option in the event of death of an individual note holder.
(3)  These notes constitute "project financing" and are secured by the various project documentation and natural gas transportation contracts related to the Empire State Pipeline.

     As of September 30, 2003, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: $241.7 million in 2004, $14.6 million in 2005, $13.9 million in 2006, $9.3 million in 2007, $209.3 million in 2008 and $900.7 million thereafter.

Short-Term Borrowings

The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. As for the former, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $415.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed. The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 26, 2004, and $110.0 million is committed to the Company through September 30, 2005.

     At September 30, 2003, the Company had outstanding short-term notes payable to banks and commercial paper of $55.2 million and $63.0 million, respectively. All of this debt was domestic. At September 30, 2002, the Company had outstanding notes payable to banks and commercial paper of $91.3 million (including $79.9 million in domestic debt and $11.4 million in foreign debt) and $174.1 million, respectively.

     The weighted average interest rate on domestic notes payable to banks was 1.27% and 2.05% at September 30, 2003 and 2002, respectively. The interest rate on the foreign notes payable to banks was 3.64% at September 30, 2002. The weighted average interest rate on commercial paper was 1.18% and 2.04% at September 30, 2003 and 2002, respectively.

Debt Restrictions

Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio (as calculated under that facility) will not at the last day of any fiscal quarter exceed .65 from September 30, 2002 through September 30, 2003, .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. At September 30, 2003, the Company’s debt to capitalization ratio (as calculated under the facility) was .57. The constraints specified in the committed credit facility would permit an additional $145.0 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .625. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed and uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.

     Under the Company’s existing indenture covenants, at September 30, 2003, the Company would have been permitted to issue up to a maximum of $289.0 million in additional long-term unsecured indebtedness at then current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt.

     The Company’s indenture pursuant to which $624.0 million (or 45%) of the Company’s long-term debt (as of September 30, 2003) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest or any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

     The Company’s committed $220.0 million, 364-day/3-year credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2003, the Company had no debt outstanding under the committed credit facility.

Note E - Financial Instruments

Fair Values
The fair market value of the Company’s long-term debt is estimated based on quoted market prices of similar issues having the same remaining maturities, redemption terms and credit ratings. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                            2003              2003             2002              2002
                                                        Carrying              Fair         Carrying              Fair
At September 30 (Thousands)                               Amount             Value           Amount             Value
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

Long-Term Debt                                        $1,389,510        $1,520,606       $1,305,905        $1,393,949
------------------------------------------------ ---------------- ----------------- ---------------- -----------------

     The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay.

     Temporary cash investments, notes payable to banks and commercial paper are stated at cost, which approximates their fair value due to the short-term maturities of those financial instruments. Investments in life insurance are stated at their cash surrender values as discussed below. Investments in an equity mutual fund and the stock of an insurance company (marketable equity securities), as discussed below, are stated at fair value based on quoted market prices.

Other Investments
Other investments includes cash surrender values of insurance contracts and marketable equity securities. The cash surrender values of the insurance contracts amounted to $53.5 million and $57.1 million at September 30, 2003 and 2002, respectively. The fair value of the equity mutual fund was $4.8 million and $3.8 million at September 30, 2003 and 2002, respectively. The gross unrealized loss on the equity mutual fund was $0.6 million and $1.5 million at September 30, 2003 and 2002, respectively. The fair value of the stock of an insurance company was $5.7 million and $4.2 million at September 30, 2003 and 2002, respectively. The gross unrealized gain on this stock was $3.2 million and $1.7 million at September 30, 2003 and 2002, respectively. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments
The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas and crude oil. These instruments include price swap agreements, no cost collars and futures contracts.

     Under the price swap agreements, the Company receives monthly payments from (or makes payments to) other parties based upon the difference between a fixed price and a variable price as specified by the agreement. The variable price is either a crude oil price quoted on the New York Mercantile Exchange (NYMEX) or a quoted natural gas price in “Inside FERC.” The majority of these derivative financial instruments are accounted for as cash flow hedges and are used to lock in a price for the anticipated sale of natural gas and crude oil production in the Exploration and Production segment and the All Other category. The Energy Marketing segment accounts for these derivative financial instruments as fair value hedges and uses them to hedge against falling prices, a risk to which they are exposed on their fixed price gas purchase commitments. At September 30, 2003, the Company had natural gas price swap agreements covering a notional amount of 13.1 Bcf extending through 2009 at a weighted average fixed rate of $4.24 per Mcf. Of this amount, 0.2 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $5.02 per Mcf. The remaining 12.9 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $4.22 per Mcf. The Company also had crude oil price swap agreements covering a notional amount of 2,184,000 bbls extending through 2006 at a weighted average fixed rate of $25.44 per bbl. At September 30, 2003, the Company would have had to pay a net $12.2 million to terminate the price swap agreements.

     Under the no cost collars, the Company receives monthly payments from (or makes payments to) other parties when a variable price falls below an established floor price (the Company receives payment from the counterparty) or exceeds an established ceiling price (the Company pays the counterparty). The variable price is either a crude oil price quoted on the NYMEX or a quoted natural gas price in “Inside FERC.” These derivative financial instruments are accounted for as cash flow hedges and are used to lock in a price range for the anticipated sale of natural gas and crude oil production in the Exploration and Production segment. At September 30, 2003, the Company had no cost collars on natural gas covering a notional amount of 3.7 Bcf extending through 2005 with a weighted average floor price of $3.46 per Mcf and a weighted average ceiling price of $7.21 per Mcf. The Company also had no cost collars on crude oil covering a notional amount of 1,290,000 bbls extending through 2005 with a weighted average floor price of $23.91 per bbl and a weighted average ceiling price of $28.00 per bbl. At September 30, 2003, the Company would have had to pay $1.5 million to terminate the no cost collars.

     At September 30, 2003, the Company had long (purchased) futures contracts covering 11.4 Bcf of gas extending through 2005 at a weighted average contract price of $5.49 per Mcf. These derivative financial instruments are accounted for as fair value hedges. They are used by the Company’s Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed due to the fixed price gas sales commitments that it enters into with commercial and industrial customers. The Company would have had to pay $1.8 million to terminate these futures contracts at September 30, 2003.

     At September 30, 2003, the Company had short (sold) futures contracts covering 7.8 Bcf of gas extending through 2006 at a weighted average contract price of $5.76 per Mcf. Of this amount, 4.4 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Energy Marketing segment, the Exploration and Production segment and the All Other category. The remaining 3.4 Bcf is accounted for as fair value hedges, since these contracts hedge against falling prices, a risk to which the Energy Marketing segment is exposed on its gas storage inventory and fixed price gas purchase commitments. The Company would have received $3.5 million to terminate these futures contracts at September 30, 2003.

     The Company may be exposed to credit risk on some of the derivative financial instruments discussed above. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on an ongoing basis monitors counterparty credit exposure. Management has obtained guarantees from the parent companies of the respective counterparties to its derivative financial instruments. At September 30, 2003, the Company used seven counterparties for its over the counter derivative financial instruments. At September 30, 2003, no individual counterparty represented greater than 37% of total credit risk (measured as volumes hedged by an individual counterparty as a percentage of the Company’s total volumes hedged).

     The Company uses an interest rate collar to eliminate interest rate fluctuations on certain variable rate debt in the Pipeline and Storage segment. Under the interest rate collar the Company makes quarterly payments (or receives payments from) another party when a variable rate falls below an established floor rate (the Company pays the counterparty) or exceeds an established ceiling rate (the Company receives payment from the counterparty). Under the terms of the collar, which extends until 2009, the variable rate is based on London InterBank Offered Rate. The floor rate of the collar is 5.15% and the ceiling rate is 9.375%. At September 30, 2003 the notional amount on the collar was $53.7 million. The Company would have had to pay $4.2 million to terminate the interest rate collar at September 30, 2003.

Note F - Retirement Plan and Other Post-Retirement Benefits

The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan) that covers substantially all domestic employees of the Company. The Company provides health care and life insurance benefits for substantially all domestic retired employees under a post-retirement benefit plan (Post-Retirement Plan).

     The Company’s policy is to fund the Retirement Plan with at least an amount necessary to satisfy the minimum funding requirements of applicable laws and regulations and not more than the maximum amount deductible for federal income tax purposes. The Company has established Voluntary Employees’ Beneficiary Association (VEBA) trusts for its Post-Retirement Plan. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code and regulations and are made to fund employees’ post-retirement health care and life insurance benefits, as well as benefits as they are paid to current retirees. In addition, the Company has established 401(h) accounts for its Post-Retirement Plan. They are separate accounts in the Retirement Plan used to pay retiree medical benefits for the associated participants in the Retirement Plan. Contributions are tax-deductible when made and investments accumulate tax-free. Retirement Plan and Post-Retirement Plan assets primarily consist of equity and fixed income investments or units in commingled funds or money market funds.

     The Company recovers certain of its net periodic pension and post-retirement benefit costs in its Utility and Pipeline and Storage segments in accordance with the applicable regulatory commission authorization. For financial reporting purposes, to the extent there is recovery in rates, the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability, as appropriate. The regulatory treatment of a substantial amount of these regulatory assets and liabilities is governed by policy statements issued by the regulatory commissions having jurisdiction over the Utility and Pipeline and Storage segments. Pension and post-retirement benefit costs reflect the amount recovered from customers in rates during the year. Under the NYPSC’s policies, the Company segregates the amount of such costs collected in rates, but not yet contributed to the Retirement and Post-Retirement Plans, into a regulatory liability account. This liability accrues interest at the NYPSC-mandated interest rate, and this interest cost is included in pension and post-retirement benefit costs. For purposes of disclosure, the liability also remains in the disclosed pension and post-retirement benefit liability amount because it has not yet been contributed.

     The expected returns on plan assets of the Retirement Plan and Post-Retirement Plan are applied to the market-related value of plan assets of the respective plans. For the Retirement Plan, the market-related value of assets recognizes the performance of its portfolio over five years and reduces the effects of short-term market fluctuations. The market-related value of Post-Retirement Plan assets is set equal to market value.

Retirement Plan
Reconciliations of the Benefit Obligation, Retirement Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Benefit Obligation
Benefit Obligation at Beginning of Period                               $625,470         $580,046          $535,894
Service Cost                                                              13,043           11,639            11,550
Interest Cost                                                             40,967           40,720            39,061
Amendments                                                                     -              420             2,343
Actuarial Loss                                                            51,302           28,880            25,358
Benefits Paid                                                            (35,822)         (36,235)          (34,160)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Benefit Obligation at End of Period                                     $694,960         $625,470          $580,046
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Plan Assets
Fair Value of Assets at Beginning of Period                             $485,927         $536,625          $569,936
Actual Return on Plan Assets                                               6,145          (29,898)          (19,248)
Employer Contribution                                                     35,083           15,435            20,097
Benefits Paid                                                            (35,822)         (36,235)          (34,160)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Fair Value of Assets at End of Period                                   $491,333         $485,927          $536,625
----------------------------------------------------------------- ----------------- ---------------- -----------------
Reconciliation of Funded Status
Funded Status                                                          $(203,627)       $(139,543)         $(43,421)
Unrecognized Net Actuarial Loss                                          222,250          132,064            23,222
Unrecognized Transition Asset                                                  -           (3,716)           (7,432)
Unrecognized Prior Service Cost                                           10,274           11,451            12,236
----------------------------------------------------------------- ----------------- ---------------- -----------------
Prepaid (Accrued) Benefit Cost                                           $28,897         $    256          $(15,395)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Accumulated Benefit Obligation                                          $611,858         $550,099          $510,155
----------------------------------------------------------------- ----------------- ---------------- -----------------
Amounts Recognized in the Balance Sheets
  Consist of:
  Pension Liability                                                    $(154,871)        $(75,116)          $(15,395)
  Prepayments                                                             12,413           10,944                  -
  Regulatory Assets                                                       21,934                -                  -
  Intangible Assets                                                       10,274           11,451                  -
  Accumulated Other Comprehensive Loss (Pre-Tax)                         139,147           52,977                  -
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Amount Recognized                                                    $28,897         $    256           $(15,395)
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Assumptions as of September 30
Discount Rate                                                              6.00%            6.75%             7.25%
Expected Return on Plan Assets                                             8.25%            8.50%             8.50%
Rate of Compensation Increase                                              6.11%            6.11%             6.11%
----------------------------------------------------------------- ----------------- ---------------- -----------------

Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost
Service Cost                                                             $13,043          $11,639           $11,550
Interest Cost                                                             40,967           40,720            39,061
Expected Return on Plan Assets                                           (47,260)         (48,454)          (45,703)
Amortization of Prior Service Cost                                         1,176            1,205             1,050
Amortization of Transition Amount                                         (3,716)          (3,716)           (3,716)
Recognition of Actuarial (Gain) or Loss                                    2,231           (1,061)           (2,256)
Early Retirement Window                                                        -                -             7,337
Net Amortization and Deferral for
  Regulatory Purposes                                                      3,781            7,379             4,787
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Periodic Benefit Cost                                                $10,222           $7,712           $12,110
----------------------------------------------------------------- ----------------- ---------------- -----------------
Other Comprehensive Loss (Pre-Tax) Attributable to
  Change In Additional Minimum Liability Recognition                     $86,170          $52,977               $ -
----------------------------------------------------------------- ----------------- ---------------- -----------------

     In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum liability at September 30, 2003 and 2002 representing the excess of the accumulated benefit obligation over the fair value of plan assets plus accrued amounts previously recorded. An intangible asset, as shown in the table above, has offset the additional liability to the extent of previously Unrecognized Prior Service Cost. The amount in excess of Unrecognized Prior Service Cost is recorded net of the related tax benefit as accumulated other comprehensive loss. The pre-tax amount of the accumulated other comprehensive loss is shown in the table above.

     The effects of the discount rate changes in 2003, 2002 and 2001 were to increase the Benefit Obligation by $57.4 million, $34.0 million and $15.6 million as of the end of each period, respectively.

     In addition to the Retirement Plan discussed above, the Company also has a nonqualified benefit plan that covers a group of management employees designated by the Chief Executive Officer of the Company. This plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit cost associated with this plan was $5.1 million, $8.5 million and $6.1 million in 2003, 2002 and 2001, respectively. The benefit obligation for this plan was $40.0 million and $37.2 million at September 30, 2003 and 2002, respectively. The actuarial valuations for this plan were determined based on a discount rate of 6.0%, 6.75% and 7.25% as of September 30, 2003, 2002 and 2001, respectively; a rate of compensation increase of 8.11%, 8.11% and 7.32% as of September 30, 2003, 2002 and 2001, respectively; and an expected long-term rate of return on plan assets of 8.25%, 8.50% and 8.50% at September 30, 2003, 2002 and 2001, respectively. Under a provision of an agreement previously entered into between the Company and a participant of this plan, the participant has made an irrevocable election to receive a $23.0 million lump sum payment on January 3, 2004. When paid, this constitutes a partial settlement of the projected benefit obligations of this plan. Accordingly, the pro rata portion of this plan’s unrecognized actuarial losses resulting from experience different from that assumed and from changes in assumptions is required to be recognized upon settlement. The estimated settlement loss is $10.5 million, before tax.

Other Post-Retirement Benefits
Reconciliations of the Benefit Obligation, Post-Retirement Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions are as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Benefit Obligation
Benefit Obligation at Beginning of Period                               $393,851         $304,548         $ 266,460
Service Cost                                                               5,844            4,658             4,234
Interest Cost                                                             26,124           21,617            19,557
Plan Participants' Contributions                                             682              610               524
Amendments                                                                     -                -                33
Actuarial Loss                                                            57,983           76,972            26,661
Benefits Paid                                                            (17,066)         (14,554)          (12,921)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Benefit Obligation at End of Period                                     $467,418         $393,851         $ 304,548
----------------------------------------------------------------- ----------------- ---------------- -----------------
Change in Plan Assets
Fair Value of Assets at Beginning of Period                             $150,293         $161,959         $ 176,357

Actual Return on Plan Assets                                                 390          (18,181)          (19,685)
Employer Contribution                                                     32,195           20,459            17,684
Plan Participants' Contributions                                             682              610               524
Benefits Paid                                                            (17,066)         (14,554)          (12,921)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Fair Value of Assets at End of Period                                   $166,494         $150,293         $ 161,959
----------------------------------------------------------------- ----------------- ---------------- -----------------
Reconciliation of Funded Status
Funded Status                                                          $(300,923)       $(243,558)        $(142,589)
Unrecognized Net Actuarial Loss                                          212,242          157,247            52,832
Unrecognized Transition Obligation                                        71,272           78,399            85,526
Unrecognized Prior Service Cost                                               25               30                33
----------------------------------------------------------------- ----------------- ---------------- -----------------
Accrued Benefit Cost                                                    $(17,384)        $ (7,882)         $ (4,198)
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
Weighted Average Assumptions as of September 30
Discount Rate                                                              6.00%            6.75%             7.25%
Expected Return on Plan Assets                                             8.25%            8.50%             8.50%
Rate of Compensation Increase                                              6.11%            6.11%             6.11%
----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
Components of Net Periodic Benefit Cost
Service Cost                                                              $5,844           $4,658            $4,234
Interest Cost                                                             26,124           21,617            19,557
Expected Return on Plan Assets                                           (12,268)         (13,551)          (14,787)
Amortization of Prior Service Cost                                             4                4                 -
Amortization of Transition Obligation                                      7,127            7,127             7,127
Amortization of (Gain) Loss                                               14,866            4,289              (374)
Net Amortization and Deferral for
  Regulatory Purposes                                                    (15,423)            (729)            4,075
----------------------------------------------------------------- ----------------- ---------------- -----------------
Net Periodic Benefit Cost                                                $26,274          $23,415           $19,832
----------------------------------------------------------------- ----------------- ---------------- -----------------

     The effects of the discount rate changes in 2003, 2002 and 2001 were to increase the Benefit Obligation by $45.1 million, $21.7 million and $9.8 million as of the end of each period, respectively.

     The prescription drug aging assumptions and related factors were changed in 2003 to better reflect anticipated future experience. The effect of the changed prescription drug assumptions was to decrease the Accumulated Postretirement Benefit Obligation by $22.6 million.

     Other actuarial experience increased the Accumulated Postretirement Benefit Obligation in 2003 by $35.1 million. In 2002, the impact of changes in health care trend assumptions to better reflect anticipated future experiences was an increase in the Accumulated Postretirement Benefit Obligation of $57.9 million.

     The annual rate of increase in the per capita cost of covered medical care benefits was assumed to be 9.0% for 2001, 12.0% for 2002, 11.0% for 2003 and gradually decline to 5.5% by the year 2009 and remain level thereafter. The annual rate of increase for medical care benefits provided by healthcare maintenance organizations was assumed to be 9.0% in 2001, 12.0% in 2002, 11.0% in 2003 and gradually decline to 5.5% by the year 2009 and remain level thereafter. The annual rate of increase in the per capita cost of covered prescription drug benefits was assumed to be 13.0% for 2001, 15.0% for 2002, 13.5% for 2003 and gradually decline to 5.5% by the year 2009 and remain level thereafter. The annual rate of increase in the per capita Medicare Part B Reimbursement was assumed to be 9.0% for 2001, 8.0% for 2002, 7.0% for 2003 and gradually decline to 5.5% by the year 2009 and remain level thereafter.

     The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the Benefit Obligation as of October 1, 2003 would be increased by $68.7 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2003 by $5.4 million. If the health care cost trend rates were decreased by 1% in each year, the Benefit Obligation as of October 1, 2003 would be decreased by $56.3 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2003 by $4.0 million.

Note G - Commitments and Contingencies

Environmental Matters
The Company is subject to various federal, state and local laws and regulations (including those of the Czech Republic and Canada) relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

     It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its remaining clean-up costs related to the sites described below in paragraphs (i) and (ii) will be in the range of $9.5 million to $10.5 million. The minimum estimated liability of $9.5 million has been recorded on the Consolidated Balance Sheet at September 30, 2003. Other than as discussed below, the Company is currently not aware of any material exposure to environmental liabilities. However, adverse changes in environmental regulations, new information or other factors could impact the Company.

     (i) Former Manufactured Gas Plant Sites

     The Company has incurred or is incurring clean-up costs at five former manufactured gas plant sites in New York and Pennsylvania. Remediation is substantially complete at a site where the Company has been designated by the New York Department of Environmental Conservation (DEC) as a potentially responsible party (PRP). The Company is engaged in litigation regarding that site with the DEC and the party who bought the site from the Company’s predecessor. At a second site, remediation is complete. At a third site, the Company is negotiating with the DEC for clean-up under a voluntary program. A fourth site, which allegedly contains, among other things, manufactured gas plant waste, is in the investigation stage. Remediation has been completed at a fifth site, however, post-remedial construction care and maintenance is ongoing.

     (ii) Third Party Waste Disposal Sites

     The Company has been identified by the DEC or the United States Environmental Protection Agency as one of a number of companies considered to be PRPs with respect to two waste disposal sites in New York which were operated by unrelated third parties. The PRPs are alleged to have contributed to the materials that may have been collected at such waste disposal sites by the site operators. The ultimate cost to the Company with respect to the remediation of these sites will depend on such factors as the remediation plan selected, the extent of site contamination, the number of additional PRPs at each site and the portion of responsibility, if any, attributed to the Company. The remediation has been completed at one site, with final payments pending. At a second waste disposal site, settlement was reached in the amount of $9.3 million to be allocated among five PRPs. The allocation process is currently being determined. Further negotiations remain in process for additional settlements related to this site.

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

Other
The Company, in its Utility segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase capacity on nonaffiliated pipelines to meet customer gas supply needs. Substantially all of these contracts (representing 99% of contracted demand capacity) expire within the next five years. Costs incurred under these contracts are purchased gas costs, subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.

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

Note H - Business Segment Information
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

     The Pipeline and Storage segment operations are regulated. The Federal Energy Regulatory Commission (FERC) regulates the operations of Supply Corporation and the NYPSC regulates the operations of Empire, an intrastate pipeline which was acquired on February 6, 2003 and is discussed in Note J - Acquisitions. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers (including NFR) and pipeline companies in the northeastern United States markets. Empire transports natural gas from the United States/Canadian border near Buffalo, New York into Central New York just north of Syracuse, New York. Empire transports gas to major industrial companies, utilities (including Distribution Corporation) and power producers. In June 2002, the Company wrote off its 33-1/3% equity method investment in Independence Pipeline Company, a partnership that had proposed to construct and operate a 400-mile pipeline to transport natural gas from Defiance, Ohio to Leidy, Pennsylvania. As shown in the table below, this impairment amounted to $15.2 million.

     The Exploration and Production segment, through Seneca, is engaged in exploration for, and development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, in the Gulf Coast region of Texas and Louisiana and in the provinces of Alberta, Saskatchewan and British Columbia in Canada. Seneca’s production is, for the most part, sold to purchasers located in the vicinity of its wells. On September 30, 2003, Seneca sold its southeast Saskatchewan oil and gas properties for a loss of $58.5 million, as shown in the table below. Proved reserves associated with the properties sold were 19.4 million barrels of oil and 0.3 Bcf of natural gas.

     The International segment’s operations are carried out by Horizon. Horizon engages in foreign energy projects through the investment of its indirect subsidiaries as the sole or partial owner of various business entities. Horizon’s current emphasis is the Czech Republic, where, through its subsidiaries, it owns majority interests in companies having district heating and power generation plants in the northern Bohemia region.

     The Energy Marketing segment is comprised of NFR’s operations. NFR markets natural gas to industrial, commercial, public authority and residential end-users in western and central New York and northwestern Pennsylvania, offering competitively priced energy and energy management services for its customers.

     The Timber segment’s operations are carried out by the Northeast division of Seneca and by Highland. This segment has timber holdings (primarily high quality hardwoods) in the northeastern United States and several sawmills and kilns in Pennsylvania. On August 1, 2003, the Company sold approximately 70,000 acres of timber property in Pennsylvania and New York. A gain of $168.8 million was recognized on the sale of this timber property, as shown in the table below.

     The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. The accounting policies of the segments are the same as those described in Note A Summary of Significant Accounting Policies. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. Expenditures for long-lived assets include additions to property, plant and equipment and equity investments in corporations (stock acquisitions) or partnerships, net of any cash acquired. The Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income.

Year Ended September 30, 2003 (Thousands)
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
                   Utility   Storage   Production  International  Marketing  Timber  Segments    All Other     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $1,145,336  $106,499     $305,314    $114,070   $304,660  $56,226  $2,032,105      $3,366      $ -          $2,035,471

Intersegment
Revenues             $17,647   $94,921      $ -          $ -        $ -       $ -      $112,568      $ -        $(112,568)      $ -

Interest Expense     $29,122   $14,000      $53,326      $8,700        $33   $2,507    $107,688        $521       $(3,153)      $105,056

Depreciation,
Depletion and
Amortization         $38,186   $35,940      $99,292     $13,910       $117   $7,543    $194,988        $238      $ -            $195,226

Income Tax
Expense              $36,857   $30,863     $(17,537)       $876     $3,350  $72,692    $127,101        $279          $781       $128,161

Significant
Item: Gain  on
Sale of Timber
Properties           $ -       $-          $-            $ -        $ -    $168,787    $168,787       $ -        $ -            $168,787

Significant
Item:  Loss on
Sale of Oil and
Gas Producing
Properties           $ -       $ -         $58,472       $ -        $ -       $ -       $58,472       $ -        $ -             $58,472

Significant Non-
Cash Item:
Impairment of Oil
And Gas
Producing
Properties           $ -       $ -         $42,774       $ -        $ -       $ -       $42,774       $ -        $ -             $42,774

Segment Profit
(Loss): Income
Before
Cumulative
Effect of
Changes in
Accounting           $56,808   $45,230     $(31,293)    $(1,368)    $5,868  $112,450   $187,695         $193         $(52)     $187,836

Expenditures for
Additions to
Long-Lived Assets    $49,944  $199,327      $75,837      $2,499       $164    $3,493   $331,264      $48,293(1)    $1,883      $381,440

At September 30, 2003 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

Segment Assets    $1,413,858  $812,435     $969,512    $254,937    $54,134  $125,915  $3,630,791     $77,195      $19,929    $3,727,915
-----------------------------------------------------------------------------------------------------------------------------------------

(1)  Amount includes the acquisition of all of the partnership interests in Toro Partners, L.P. and is discussed in Note J -
Acquisitions.

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
                   Utility   Storage  Production  International  Marketing   Timber   Segments   All Other  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers           $776,577  $ 80,165     $310,980     $95,315   $151,257  $47,407  $1,461,701   $ 2,795          $   -      $1,464,496

Intersegment
Revenues             $17,644   $87,219           $-         $ -         $-       $-    $104,863    $7,340     $ (112,203)            $ -

Interest Expense     $30,790   $10,424      $55,367      $8,045        $76   $2,896    $107,598      $420        $(2,366)       $105,652

Depreciation,
Depletion and
Amortization         $37,412   $23,626     $103,946     $11,977       $161   $3,429    $180,551      $115             $2        $180,668

Income Tax
Expense              $31,657   $18,148      $15,108     $(2,030)     $5,103  $4,476     $72,462     $(473)           $45         $72,034

Significant Non-
 Cash Item:
Impairment of
Investment in
Partnership               $-    $15,167          $-          $-         $-       $-     $15,167        $-             $-         $15,167

Segment Profit
(Loss): Net
Income               $49,505   $29,715      $26,851     $(4,443)     $8,642   $9,689    $119,959    $(885)        $(1,392)      $117,682

Expenditures for
Additions to
Long-Lived Assets    $51,550   $30,329     $114,602      $4,244         $51  $25,574    $226,350   $6,554              $-       $232,904

At September 30, 2002 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

Segment Assets    $1,248,426   $532,543  $1,161,310    $241,466    $ 52,850 $131,721  $3,368,316  $33,563           $(570)    $3,401,309
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
                   Utility   Storage   Production  International Marketing   Timber   Segments   All Other  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------------
Revenue from
External
Customers         $1,214,614  $ 81,057     $355,005     $97,910   $259,206  $44,914  $2,052,706    $7,130          $   -      $2,059,836

Intersegment
Revenues             $20,033   $90,034           $-          $-         $-       $-    $110,067   $11,192     $ (121,259)             $-

Interest Expense     $27,489   $12,131      $56,291      $9,966     $1,649   $3,830    $111,356      $692        $(4,903)       $107,145

Depreciation,
Depletion and
Amortization         $36,607   $23,746      $98,408     $12,634       $212   $3,186    $174,793      $119             $2        $174,914

Income Tax
Expense              $42,985   $29,091     $(36,075)       $253    $(1,660)  $4,566     $39,160   $(2,281)          $227         $37,106

Significant Non-
  Cash Item:
Impairment of
Oil and Gas
Producing
Properties                $-        $-     $180,781          $-         $-       $-    $180,781        $-             $-        $180,781

Segment Profit
(Loss): Net
Income               $60,707    $40,377    $(32,284)    $(3,042)   $(3,432)   $7,715    $70,041   $(4,277)          $(265)       $65,499
Expenditures for
Additions to
Long-Lived Assets    $42,374    $25,978    $296,419     $15,585       $116    $3,694   $384,166      $937              $-       $385,103

At September 30, 2001 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

Segment Assets    $1,284,189   $549,991  $1,194,393    $206,361   $ 68,178  $113,294 $3,416,406   $26,858          $1,967     $3,445,231
-----------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------- ------------------ -------------------- --------------------
  Geographic Information                                         2003                2002                 2001
  -------------------------------------------------------- ------------------ -------------------- --------------------

  For the Year Ended September 30 (Thousands)
  Revenues from External Customers(1):
  United States                                               $1,818,980           $1,293,239           $1,887,958
  Czech Republic                                                 114,070               95,315               97,910
  Canada                                                         102,421               75,942               73,968
  -------------------------------------------------------- ------------------ -------------------- --------------------
                                                              $2,035,471           $1,464,496           $2,059,836

  At September 30 (Thousands)
  -------------------------------------------------------- ------------------ -------------------- --------------------
  Long-Lived Assets:
  United States                                               $2,982,301           $2,624,810           $2,645,429
  Czech Republic                                                 219,695              216,044              187,961
  Canada                                                         116,655              258,196              257,939
  -------------------------------------------------------- ------------------ -------------------- --------------------
                                                              $3,318,651           $3,099,050           $3,091,329
  -------------------------------------------------------- ------------------ -------------------- --------------------

       (1)  Revenue is based upon the country in which the sale originates.

Note I - Investments in Unconsolidated Subsidiaries

The Company's unconsolidated subsidiaries consist of equity method investments in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City) and Energy Systems North East, LLC (ESNE). The Company has 50% interests in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. ESNE sells its electricity into the New York power grid.

     A summary of the Company's investments in unconsolidated subsidiaries at September 30, 2003 and 2002 is as follows:

  ---------------------------------------------------------------- --------------------- ---------------------
  At  September 30 (Thousands)
                                                                                  2003                  2002
  ---------------------------------------------------------------- --------------------- ---------------------

  ESNE                                                                         $11,113               $12,522
  Seneca Energy                                                                  4,445                 3,625
  Model City                                                                       867                   606

---------------------------------------------------------------- --------------------- -----------------------
                                                                               $16,425               $16,753
  ---------------------------------------------------------------- --------------------- ---------------------

Note J - Acquisitions

On February 6, 2003, the Company acquired Empire from a subsidiary of Duke Energy Corporation for $189.2 million in cash (including cash acquired) plus $57.8 million of project debt. Empire’s results of operations were incorporated into the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition on February 6, 2003. Empire is a 157-mile, 24-inch pipeline that begins at the United States/Canadian border at the Niagara River near Buffalo, New York, which is within the Company’s service territory, and terminates in Central New York just north of Syracuse, New York. Empire has almost all of its capacity under contract, with a substantial portion being long-term contracts. Empire delivers natural gas supplies to major industrial companies, utilities (including the Company’s Utility segment), and power producers. The Company believes that the acquisition of Empire better positions the Company to bring Canadian gas supplies into the East Coast markets of the United States as demand for natural gas along the East Coast increases. Details of the acquisition are as follows (all figures in thousands):

           Assets Acquired (see Condensed Balance Sheet below)                         $257,397
           Liabilities Assumed (see Condensed Balance Sheet below)                      (68,192)
           Cash Acquired at Acquisition                                                  (8,053)
                                                                                       --------
           Cash Paid, Net of Cash Acquired                                             $181,152
                                                                                       ========

           Condensed Balance Sheet:
           Property, Plant and Equipment                                               $220,792
           Current Assets                                                                14,984
           Goodwill                                                                       5,476
           Intangible Assets (see Note K)                                                 8,580
           Other Assets                                                                   7,565
                                                                                       --------
                    Total Assets                                                       $257,397
                                                                                       ========

           Equity                                                                      $189,205
           Long-Term Debt, Net of Current Portion                                        48,433
                                                                                       --------
                    Total Capitalization                                                237,638
            Current Liabilities                                                          15,265
            Other Liabilities                                                             4,494
                                                                                       --------
                    Total Capitalization and Liabilities                               $257,397
              ========

     On June 3, 2003, the Company acquired for approximately $47.8 million in cash (including cash acquired) all of the partnership interests in Toro Partners, L.P. (Toro), which owns and operates eight short-distance landfill gas pipeline companies that purchase, transport and resell landfill gas to customers in six states located primarily in the midwestern United States. Toro's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the acquisition on June 3, 2003. The existing landfill gas purchase and sale agreements at these facilities remained in place. The Company believes there are opportunities for expansion at many of these locations. The acquisition consisted of approximately $15.3 million in property, plant and equipment, $31.9 million in intangible assets (as discussed in Note K), $1.1 million of current assets and $0.5 million of current liabilities. Details of the acquisition are as follows (all figures in thousands):

           Assets Acquired                                                             $48,319
           Liabilities Assumed                                                            (497)
           Cash Acquired at Acquisition                                                   (160)
                                                                                       -------
           Cash Paid, Net of Cash Acquired                                             $47,662
                                                                                       =======

     In June 2001, the Company acquired the outstanding shares of Player Petroleum Corporation (Player), an oil and gas exploration and development company, with operations based primarily in the Province of Alberta, Canada. The cost of acquiring the outstanding shares of Player was approximately $90.6 million and the acquisition was accounted for in accordance with the purchase method. Player's results of operations were incorporated into the Company's consolidated financial statements for the period subsequent to the completion of the acquisition on June 30, 2001. Player's name has been changed to Seneca Energy Canada, Inc.

Note K - Intangible Assets

As a result of the Empire and Toro acquisitions discussed in Note J - Acquisitions, the Company acquired certain intangible assets during 2003. In the case of the Empire acquisition, the intangible assets represent the fair value of various long-term transportation contracts with Empire's customers. In the case of the Toro acquisition, the intangible assets represent the fair value of various long-term gas purchase contracts with the various landfills. These intangible assets are being amortized over the lives of the transportation and gas purchase contracts with no residual value at the end of the amortization period. The weighted-average amortization period for the gross carrying amount of the transportation contracts is 7 years. The weighted-average amortization period for the gross carrying amount of the gas purchase contracts is 20 years. Details of these intangible assets are as follows:

-------------------------------------------------- ------------------------------------- -------------------------------------
At September 30, 2003 (Thousands)                         Gross Carrying Amount                Accumulated Amortization
-------------------------------------------------- ------------------------------------- -------------------------------------

Long-Term Transportation Contracts                               $ 8,580                               $ (713)

Long-Term Gas Purchase Contracts                                  31,864                                  (341)
-------------------------------------------------- ------------------------------------- -------------------------------------
                                                                 $40,444                               $(1,054)
-------------------------------------------------- ------------------------------------- -------------------------------------

-------------------------------------------------- ------------------------------------- -------------------------------------
Aggregate Amortization Expense
  For the Year Ended September 30, 2003                                                                $ 1,054
-------------------------------------------------- ------------------------------------- -------------------------------------

Amortization expense for the transportation contracts is estimated to be $1.1 million annually for 2004, 2005, 2006, 2007 and 2008. Amortization expense for the gas purchase contracts is estimated to be $1.6 million annually for 2004, 2005, 2006, 2007 and 2008.

     At September 30, 2003 and 2002, the Company also has recorded intangible assets of $10.3 million and $11.5 million, respectively, related to its Retirement Plan, as discussed in Note F - Retirement Plan and Other Post -Retirement Benefits.

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
      Quarter             Operating            Operating           Common                   Common Share
                                                                                  ----------------------------------
       Ended              Revenues              Income             Stock               Basic           Diluted
--------------------- ------------------- ------------------ -------------------- ---------------- -----------------
           2003               (Thousands, except per common share amounts)
--------------------- ----------------------------------------------------------- ----------------------------------
          9/30/2003             $297,170           $122,674          $58,146(1)             $0.71             $0.71
         6/30/2003             $449,530            $35,411           $2,219(2)             $0.03             $0.03
         3/31/2003             $809,065           $156,703          $80,538                $1.00             $0.99
        12/31/2002             $479,706            $99,628          $38,041(3)             $0.47             $0.47
--------------------- ----------------------------------------------------------------- ----------------------------
              2002              (Thousands, except per common share amounts)
--------------------- ----------------------------------------------------------------- ----------------------------
         9/30/2002             $244,610            $28,268           $4,875                $0.06             $0.06
         6/30/2002             $350,123            $71,113          $17,676(4)             $0.22             $0.22
         3/31/2002             $477,436           $123,136          $61,924                $0.78             $0.77
        12/31/2001             $392,327            $81,507          $33,207                $0.42             $0.41
--------------------- ------------------- ------------------ -------------------- ---------------- -----------------

(1)  Includes a gain of $102.2 million from the sale of timber properties, a loss of $39.6 million related to the sale of oil and gas properties and expense of $6.3 million related to the impairment of oil and gas producing properties.
(2)  Includes expense of $22.6 million related to the impairment of oil and gas producing properties.
(3)  Includes expense of $8.3 million related to the cumulative effect of change in accounting (SFAS 142) and an expense of $ 0.6 million due to the cumulative effect of change in accounting (SFAS 143).
(4)  Includes expense of $9.9 million related to the impairment of investment in partnership.

Note M - Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 2003, there were 19,217 holders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note D - Capitalization and Short-Term Borrowings. The quarterly price ranges (based on intra-day prices) and quarterly dividends declared for the fiscal years ended September 30, 2003 and 2002, are shown below:

--------------------------------------------------------------- ------------------------------------ -----------------
                                                                                 Price Range               Dividends
                                                                ------------------------------------
Quarter Ended                                                                High              Low          Declared
--------------------------------------------------------------- ------------------- ---------------- -----------------
    2003
--------------------------------------------------------------- ------------------- ---------------- -----------------
  9/30/2003                                                                $27.51           $22.51             $.270
  6/30/2003                                                                $26.90           $21.60             $.270
  3/31/2003                                                                $22.25           $18.97             $.260
 12/31/2002                                                                $21.86           $17.95             $.260
--------------------------------------------------------------- ------------------- ---------------- -----------------
    2002
--------------------------------------------------------------- ------------------- ---------------- -----------------
  9/30/2002                                                                $22.84           $15.61             $.260
  6/30/2002                                                                $24.98           $21.38             $.260
  3/31/2002                                                                $25.70           $22.00            $.2525
 12/31/2001                                                                $24.95           $21.95            $.2525
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

Capitalized Costs Relating to Oil and Gas Producing Activities

--------------------------------------------------------------------------------- ------------------ -----------------
At September 30 (Thousands)

                                                                                         2003               2002
--------------------------------------------------------------------------------- ------------------ -----------------
Proved Properties                                                                       $1,628,995        $1,779,962
Unproved Properties                                                                         30,955            50,925
--------------------------------------------------------------------------------- ------------------ -----------------
                                                                                         1,659,950         1,830,887
Less - Accumulated Depreciation, Depletion
  and Amortization                                                                         763,258           776,477
--------------------------------------------------------------------------------- ------------------ -----------------
                                                                                          $896,692        $1,054,410
--------------------------------------------------------------------------------- ------------------ -----------------

     Costs related to unproved properties are excluded from amortization as they represent unevaluated properties that require additional drilling to determine the existence of oil and gas reserves. Following is a summary of such costs excluded from amortization at September 30, 2003:

---------------------------- -------------------------- --------------------------------------------------------------
                                           Total as of                       Year Costs Incurred
                                                        --------------------------------------------------------------
(Thousands)                         September 30, 2003             2003            2002           2001          Prior
---------------------------- -------------------------- ---------------- --------------- -------------- --------------

Acquisition Costs                              $30,955           $8,129          $5,102         $7,861         $9,863
---------------------------- -------------------------- ---------------- --------------- -------------- --------------

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------

United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs:
  Proved                                                                  $  (13)         $ 9,316           $ 1,713
  Unproved                                                                 1,920              698            15,296
Exploration Costs                                                         17,947           25,583            42,338
Development Costs                                                         23,649           51,792            88,987
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                          43,503           87,389           148,334
----------------------------------------------------------------- ----------------- ---------------- -----------------

Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs:
  Proved                                                                     181            (536)           115,643
  Unproved                                                                 6,217            2,804             2,612
Exploration Costs                                                          6,641            8,779             8,523
Development Costs                                                         17,745           15,332            36,554
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                          30,784           26,379           163,332
----------------------------------------------------------------- ----------------- ---------------- -----------------

Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Property Acquisition Costs: (1)
  Proved                                                                     168            8,780           117,356
  Unproved                                                                 8,137            3,502            17,908
Exploration Costs                                                         24,588           34,362            50,861
Development Costs                                                         41,394           67,124           125,541
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         $74,287         $113,768          $311,666
----------------------------------------------------------------- ----------------- ---------------- -----------------

(1)  Total proved and unproved property acquisition costs for 2001 of $135.3 million include $107.6 million related to the Player acquisition.

     For the years ended September 30, 2003, 2002 and 2001, the Company spent $1.7 million, $18.2 million and $41.1 million, respectively, developing proved undeveloped reserves.

Results of Operations for Producing Activities

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands, Except Per Mcfe Amounts)                2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas (includes revenues from sales to affiliates
    of $69, $43 and $4, respectively)                                   $148,104         $104,954          $216,729
  Oil, Condensate and Other Liquids                                      118,277          101,549           121,973
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                              266,381          206,503           338,702
Production/Lifting Costs                                                  39,162           42,956            37,068
Depreciation, Depletion and Amortization
  ($1.29, $1.25 and $1.13 per Mcfe of production)                         70,127           80,142            76,686
Income Tax Expense                                                        63,398           30,253            83,649
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                    93,694           53,152           141,299
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas                                                             26,992           14,621             4,379
  Oil, Condensate and Other Liquids                                       62,908           56,511            74,349
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                               89,900           71,132            78,728
Production/Lifting Costs                                                  33,038           30,109            27,089
Depreciation, Depletion and Amortization
  ($1.30, $0.93 and $0.93 per Mcfe of production)                         26,165           21,707            18,719
Impairment of Oil and Gas Producing Properties(2)                         42,774                -           180,781
Income Tax Expense (Benefit)                                              (3,069)           4,672           (63,795)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                    (9,008)          14,644           (84,066)
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------
Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenues:
  Natural Gas (includes revenues from sales to affiliates
    of $69, $43 and $4, respectively)                                    175,096          119,575           221,108
  Oil, Condensate and Other Liquids                                      181,185          158,060           196,322
----------------------------------------------------------------- ----------------- ---------------- -----------------
Total Operating Revenues(1)                                              356,281          277,635           417,430
Production/Lifting Costs                                                  72,200           73,065            64,157
Depreciation, Depletion and Amortization
  ($1.30, $1.16 and $1.08 per Mcfe of production)                         96,292          101,849            95,405
Impairment of Oil and Gas Producing Properties(2)                         42,774                -           180,781
Income Tax Expense                                                        60,329           34,925            19,854
----------------------------------------------------------------- ----------------- ---------------- -----------------
Results of Operations for Producing Activities
  (excluding corporate overheads and interest charges)                   $84,686         $ 67,796          $ 57,233
----------------------------------------------------------------- ----------------- ---------------- -----------------

----------------------------------------------------------------- ----------------- ---------------- -----------------

(1)      Exclusive of hedging gains and losses.  See further discussion in Note E - Financial Instruments
(2)      See discussion of impairment in Note A - Summary of Significant Accounting Policies

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

                                                  ------------------------------------------------------------------------------------
                                                                                              Gas MMcf
                                                  ------------------------------------------------------------------------------------
                                                                          U. S.
                      --------------------------------------------------------
                                                   Gulf Coast   West Coast    Appalachian       Total                       Total
                                                     Region       Region         Region         U. S.        Canada        Company
--------------------------------------------------------------------------------------------------------------------------------------
Proved Developed and
Undeveloped Reserves:
September 30, 2000                                    113,402      110,364        74,744       298,510          3,157        301,667
Extensions and Discoveries                             25,363        2,021         8,576        35,960         15,681         51,641
Revisions of Previous Estimates                       (12,178)      (9,914)         (721)      (22,813)           (34)       (22,847)
Production                                            (30,663)      (4,383)       (4,142)      (39,188)        (1,816)       (41,004)
Sales of Minerals in Place                             (6,066)           -             -        (6,066)          (280)        (6,346)
Purchases of Minerals in Place and Other                    -          410             -           410         38,859         39,269
--------------------------------------------------------------------------------------------------------------------------------------
September 30, 2001                                      89,858       98,498       78,457       266,813         55,567        322,380
Extensions and Discoveries                               6,530        5,770        4,242        16,542         20,263         36,805
Revisions of Previous Estimates                          1,613      (26,063)         342       (24,108)       (20,676)       (44,784)
Production                                             (25,776)      (4,889)      (4,402)      (35,067)        (6,387)       (41,454)
Sales of Minerals in Place                             (14,361)           -         (365)      (14,726)             -        (14,726)
Purchases of Minerals in Place and Other                     -            -            -             -              -              -
--------------------------------------------------------------------------------------------------------------------------------------
September 30, 2002                                      57,864       73,316       78,274       209,454         48,767        258,221
Extensions and Discoveries                              10,538            -        5,844        16,382         11,641         28,023
Revisions of Previous Estimates                         (2,278)       1,213        2,224         1,159         (2,211)        (1,052)
Production                                             (18,441)      (4,467)      (5,123)      (28,031)        (5,774)       (33,805)
Sales of Minerals in Place                                   -            -            -            -            (270)          (270)
Purchases of Minerals in Place and Other                     -            -            -            -               -              -
--------------------------------------------------------------------------------------------------------------------------------------
September 30, 2003                                      47,683       70,062       81,219       198,964         52,153        251,117
--------------------------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves:
September 30, 2000                                     107,921       44,585       74,744       227,250         3,157        230,407
September 30, 2001                                      87,893       47,442       78,457       213,792        53,463        267,255
September 30, 2002                                      57,274       57,286       78,273       192,833        39,253        232,086
September 30, 2003                                      45,402       54,180       81,218       180,800        42,745        223,545
--------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Oil Mbbl
                                                  ------------------------------------------------------------------------------------
                                                                           U.S.
                       --------------------------------------------------------
                                                   Gulf Coast   West Coast    Appalachian       Total                      Total
                                                     Region       Region         Region         U. S.        Canada       Company
--------------------------------------------------------------------------------------------------------------------------------------
Proved Developed and
Undeveloped Reserves:
September 30, 2000                                     8,488        68,944            79        77,511        42,186        119,697
Extensions and Discoveries                               393           531             -           924         3,625          4,549
Revisions of Previous Estimates                           12         1,720             5         1,737        (5,396)        (3,659)
Production                                            (1,914)       (2,875)           (7)       (4,796)       (3,061)        (7,857)
Sales of Minerals in Place                              (685)            -             -          (685)          (80)          (765)
Purchases of Minerals in Place and Other                   -           104             -           104         3,259          3,363
--------------------------------------------------------------------------------------------------------------------------------------
September 30, 2001                                     6,294        68,424             77       74,795        40,533        115,328
Extensions and Discoveries                                57         1,360             20        1,437           586          2,023
Revisions of Previous Estimates                          781           129              6          916       (10,278)        (9,362)
Production                                            (1,815)       (3,004)            (9)      (4,828)       (2,834)        (7,662)
Sales of Minerals in Place                              (200)            -              -         (200)         (410)          (610)
Purchases of Minerals in Place and Other                   -             -              -            -             -              -
--------------------------------------------------------------------------------------------------------------------------------------
September 30, 2002                                     5,117        66,909             94       72,120        27,597         99,717
Extensions and Discoveries                               104             -             46          150           729            879

Revisions of Previous Estimates                         (365)         (185)             8         (542)       (4,119)        (4,661)
Production                                            (1,473)       (2,872)           (10)      (4,355)       (2,382)        (6,737)
Sales of Minerals in Place                                 -             -              -            -       (19,434)       (19,434)
Purchases of Minerals in Place and Other                   -             -              -            -             -              -
--------------------------------------------------------------------------------------------------------------------------------------
September 30, 2003                                     3,383         63,852           138        67,373        2,391         69,764
--------------------------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves:
September 30, 2000                                     8,224         57,771            79        66,074       35,130        101,204
September 30, 2001                                     6,259         44,304            77        50,640       33,676         84,316
September 30, 2002                                     5,111         41,735            94        46,940       24,100         71,040
September 30, 2003                                     2,533         40,079           139        42,751        2,391         45,142
--------------------------------------------------------------------------------------------------------------------------------------

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (unaudited) The Company cautions that the following presentation of the standardized measure of discounted future net cash flows is intended to be neither a measure of the fair market value of the Company’s oil and gas properties, nor an estimate of the present value of actual future cash flows to be obtained as a result of their development and production. It is based upon subjective estimates of proved reserves only and attributes no value to categories of reserves other than proved reserves, such as probable or possible reserves, or to unproved acreage. Furthermore, it is based on year-end prices and costs adjusted only for existing contractual changes, and it assumes an arbitrary discount rate of 10%. Thus, it gives no effect to future price and cost changes certain to occur under widely fluctuating political and economic conditions.

     The standardized measure is intended instead to provide a means for comparing the value of the Company’s proved reserves at a given time with those of other oil- and gas-producing companies than is provided by a simple comparison of raw proved reserve quantities.

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)
United States                                                             2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                    $2,684,286       $2,764,556        $2,127,601
Less:
  Future Production Costs                                                 579,321          546,182           602,479
  Future Development Costs                                                116,639          117,999           121,240
  Future Income Tax Expense at
    Applicable Statutory Rate                                             613,893          653,347           376,667
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                   1,374,433        1,447,028         1,027,215
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                  641,185          665,941           421,865
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                        733,248          781,087           605,350
----------------------------------------------------------------- ----------------- ---------------- -----------------

Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                       279,772          888,515           890,381
Less:
  Future Production Costs                                                  85,817          413,006           533,848
  Future Development Costs                                                  9,787           25,398            19,608
  Future Income Tax Expense at
    Applicable Statutory Rate                                              58,436          101,919            76,191
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                     125,732          348,192           260,734
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                   40,575          103,097            79,295
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                         85,157          245,095           181,439
----------------------------------------------------------------- ----------------- ---------------- -----------------

Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Cash Inflows                                                     2,964,058        3,653,071         3,017,982

Less:
  Future Production Costs                                                 665,138          959,188         1,136,327
  Future Development Costs                                                126,426          143,397           140,848
  Future Income Tax Expense at
    Applicable Statutory Rate                                             672,329          755,266           452,858
----------------------------------------------------------------- ----------------- ---------------- -----------------
Future Net Cash Flows                                                   1,500,165        1,795,220         1,287,949
Less:
  10% Annual Discount for Estimated
    Timing of Cash Flows                                                  681,760          769,038           501,160
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
    Net Cash Flows                                                       $818,405       $1,026,182         $ 786,789
----------------------------------------------------------------- ----------------- ---------------- -----------------

The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended September 30 (Thousands)                                         2003             2002              2001
----------------------------------------------------------------- ----------------- ---------------- -----------------

United States
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                   $781,087         $605,350        $1,240,375
    Sales, Net of Production Costs                                      (227,219)        (163,548)         (301,634)
    Net Changes in Prices, Net of Production Costs                        11,130          441,085          (921,719)
    Purchases of Minerals in Place                                             -                -             1,191
    Sales of Minerals in Place                                                 -          (27,197)          (17,552)
    Extensions and Discoveries                                            29,266           42,970            52,062
    Changes in Estimated Future Development Costs                        (35,062)         (42,069)           (3,157)
    Previously Estimated Development Costs Incurred                       36,423           45,310            61,482
    Net Change in Income Taxes at
      Applicable Statutory Rate                                           24,796         (126,263)          363,425
    Revisions of Previous Quantity Estimates                              (3,572)         (32,646)          (29,841)
    Accretion of Discount and Other                                      116,399           38,095           160,718
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                   733,248          781,087           605,350
----------------------------------------------------------------- ----------------- ---------------- -----------------

Canada
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                    245,095          181,439           277,757
    Sales, Net of Production Costs                                       (56,862)         (41,023)          (51,638)
    Net Changes in Prices, Net of Production Costs                         8,167          111,148          (161,461)
    Purchases of Minerals in Place                                             -                -            30,575
    Sales of Minerals in Place                                          (120,960)          (3,084)             (761)
    Extensions and Discoveries                                            28,241           29,813            39,752
    Changes in Estimated Future Development Costs                        (14,045)          18,151           (31,009)
    Previously Estimated Development Costs Incurred                       29,657           12,361            12,176
    Net Change in Income Taxes at
      Applicable Statutory Rate                                           (6,280)          (6,910)           73,865
    Revisions of Previous Quantity Estimates                             (41,205)         (88,571)          (64,368)
    Accretion of Discount and Other                                       13,349           31,771            56,551
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                    85,157          245,095           181,439
----------------------------------------------------------------- ----------------- ---------------- -----------------

Total
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted Future
  Net Cash Flows at Beginning of Year                                  1,026,182          786,789         1,518,132
    Sales, Net of Production Costs                                      (284,081)        (204,571)         (353,272)
    Net Changes in Prices, Net of Production Costs                        19,297          552,233        (1,083,180)
    Purchases of Minerals in Place                                             -                -            31,766
    Sales of Minerals in Place                                          (120,960)         (30,281)          (18,313)
    Extensions and Discoveries                                            57,507           72,783            91,814
    Changes in Estimated Future Development Costs                        (49,107)         (23,918)          (34,166)

    Previously Estimated Development Costs Incurred                       66,080           57,671            73,658
    Net Change in Income Taxes at
      Applicable Statutory Rate                                           18,516         (133,173)          437,290
    Revisions of Previous Quantity Estimates                             (44,777)        (121,217)          (94,209)
    Accretion of Discount and Other                                      129,748           69,866           217,269
----------------------------------------------------------------- ----------------- ---------------- -----------------
Standardized Measure of Discounted
  Future Net Cash Flows at End of Year                                  $818,405       $1,026,182         $ 786,789
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
Description                                   of Period       Expenses    Accounts(1)     Deductions(2)         Period
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 2003
Reserve for Doubtful Accounts                   $17,299        $17,275          $   -           $16,631        $17,943
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 2002
Reserve for Doubtful Accounts                   $18,521        $16,082         $2,834           $20,138        $17,299
----------------------------------------- --------------- -------------- -------------- ----------------- --------------
Year Ended September 30, 2001
Reserve for Doubtful Accounts                   $12,013        $17,445           $  -           $10,937        $18,521
----------------------------------------- --------------- -------------- -------------- ----------------- --------------

(1) Represents amounts reclassified from regulatory asset and regulatory liability accounts under various rate settlements.
(2) Amounts represent net accounts receivable written-off.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial DisclosureThe Utility Segment

None

ITEM 9A Controls and Procedures

The following information includes the evaluation of disclosure controls and procedures by the Company’s Chief Executive Officer and Treasurer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s management, including the Chief Executive Officer and Treasurer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting

     The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with GAAP. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 Directors and Executive Officers of the Registrant

The information required by this item concerning the directors of the Company is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 19, 2004 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2003. The information concerning directors is set forth in the definitive Proxy Statement under the captions entitled “Nominees for Election as Directors for Three-Year Terms to Expire 2006,” “Directors Whose Terms Expire in 2005,” “Directors Whose Terms Expire in 2004,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.

     The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees and will post such Code of Business Conduct and Ethics on the Company’s website, www.nationalfuelgas.com, together with certain other corporate governance documents, as soon as reasonably practicable after this report is filed with, or furnished to, the SEC. Copies of the Company’s Code of Business Conduct and Ethics, charters of important committees, and Corporate Governance Guidelines will be made available free of charge upon written request to Investor Relations, National Fuel Gas Company, 6363 Main Street, Williamsville, New York 14221.

ITEM 11 Executive Compensation

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 19, 2004 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2003. The information concerning executive compensation is set forth in the definitive Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and, excepting the “Report of the Compensation Committee” and the “Corporate Performance Graph,” is incorporated herein by reference.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

------------------------------ ----------------------------- ---------------------------- ----------------------------
Plan category                  Number of securities to       Weighted-average             Number of securities
                               be issued upon exercise       exercise price of out-       remaining available for
                               of outstanding options,       standing options,            future issuance under
                               warrants and rights           warrants and rights          equity compensation
                                                                                          plans (excluding
                                                                                          securities reflected in
                                                                                          column (a))
                               (a)                           (b)                          (c)
------------------------------ ----------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by                 14,065,338                       $22.41                      807,351
security holders
------------------------------ ----------------------------- ---------------------------- ----------------------------
Equity compensation
plans not approved by
security holders                           0                             0                            0
------------------------------ ----------------------------- ---------------------------- ----------------------------
Total                             14,065,338                        $22.41                      807,351
------------------------------ ----------------------------- ---------------------------- ----------------------------

Security Ownership and Changes in Control

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 19, 2004 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2003. The information concerning security ownership of certain beneficial owners is set forth in the definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

(b) Security Ownership of Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 19, 2004 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2003. The information concerning security ownership of management is set forth in the definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

(c) Changes in Control

None

ITEM 13 Certain Relationships and Related Transactions

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 19, 2004 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2003. The information regarding certain relationships and related transactions is set forth in the definitive Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 14 Principal Accountant Fees and Services

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its February 19, 2004 Annual Meeting of Shareholders will be filed with the SEC not later than 120 days after September 30, 2003. The information concerning principal accountant fees and services is set forth in the definitive Proxy Statement under the caption “Independent Auditor’s Fees” and is incorporated herein by reference.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)1.  Financial Statements
                Financial  statements  filed as part of this  report are listed in the index  included in Item 8 of this Form 10-K, and reference is made thereto.

         (a)2.  Financial Statement Schedules
                Financial  statement  schedules  filed as part of this  report are listed in the index  included in
                Item 8 of this Form 10-K, and reference is made thereto.

         (a)3.  Exhibits
Exhibit Number Description of Exhibits
3(i)        Articles of Incorporation:

o           Restated  Certificate of  Incorporation  of National Fuel Gas Company dated  September 21, 1998 (Exhibit
            3.1, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)

3(ii)       By-Laws:

o           National  Fuel  Gas  Company  By-Laws  as  amended  on  December  12,  2002  (Exhibit 3(ii),  Form
            10-Q for quarterly period ended December 31, 2002 in File No. 1-3880)

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

o           Officers  Certificate  establishing 5.25% Notes due 2013, dated February 18, 2003 (Exhibit 4, Form 10-Q for the quarterly period ended March 31, 2003 in File No. 1-3880)

(10)        Material Contracts:

(ii)        Contracts upon which the Company's business is substantially dependent:

o           Credit Agreement,  dated as of September 30, 2002, among the Company,  the Lenders and JPMorgan Chase
            Bank, (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2002 in File No. 1-3880)

(10.1)      First  Amendment  to Credit  Agreement,  among the Company,  the Lenders and JPMorgan Chase Bank,  dated
            September 29, 2003

(iii)       Compensatory plans for officers:

(10.2)      Retirement Benefit Agreement, dated September 22, 2003, between the Company and David F. Smith

o           Retirement  and  Consulting  Agreement,  dated  September  5, 2001,  between the Company and Bernard J.
            Kennedy (Exhibit 10(iii)(a), Form 8-K dated September 19, 2001 in File No. 1-3880)

o           Pension  Settlement  Agreement,  dated  September  5, 2001,  between the Company and Bernard J. Kennedy
            (Exhibit 10(iii)(b), Form 8-K for dated September 19, 2001 in File No. 1-3880)

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
            David F. Smith,  Ronald J. Tanski and Gerald T. Wehrlin  (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 1999 in File No. 1-3880)

o           Form of Employment  Continuation  and  Noncompetition  Agreement,  dated as of December 11, 1998, among the Company,  National Fuel Gas Supply  Corporation  and each of Bruce H. Hale and John R. Pustulka
            (Exhibit 10.2, Form 10-Q for the quarterly period ended June 30, 1999 in File No. 1-3880)

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

o           Contingent  Benefit  Agreement  effective  June 15, 2000,  between the Company and Bernard J.  Kennedy,
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

o           Split  Dollar Insurance Agreement, dated March 6, 2001, between the Company and James A. Beck
            (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2002 in File No. 1-3880)

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

(12)        Statements  regarding  Computation  of Ratios:  Ratio of Earnings  to Fixed  Charges for the fiscal years ended September 30, 1998 through 2003

(21)        Subsidiaries of the Registrant:
            See Item 1 of Part I of this Annual Report on Form 10-K

(23)        Consents of Experts:

23.1        Consent of Ralph E. Davis Associates, Inc. regarding Seneca Resources Corporation

23.2        Consent of Ralph E. Davis Associates, Inc. regarding Seneca Energy Canada, Inc.

23.3        Consent  of Independent Accountants

(31)        Rule 13a-15(e)/15d-15(e) Certifications

31.1        Written  statements of Chief Executive  Officer pursuant to Rule  13(a)-15(e)/15(d)-15(e)  of the Exchange
            Act.

31.2        Written  statements  of  Principal  Financial  Officer  pursuant  to Rule  13(a)-15(e)/15(d)-15(e)  of the
            Exchange Act.

(32)        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)        Additional Exhibits:

99.1        Report of Ralph E. Davis Associates, Inc. regarding Seneca Resources Corporation

99.2        Report of Ralph E. Davis Associates, Inc. regarding Seneca Energy Canada, Inc.

99.3        Company Maps

o        The  Company  agrees to  furnish  to the SEC upon  request  the  following  instruments  with  respect  to long-term  debt that the Company has not filed as an exhibit  pursuant to the  exemption  provided by Item
         601(b)(4)(ii)(A):

         Secured Credit Agreement,  dated as of June 5, 1997, among the Empire State Pipeline, as borrower,  Empire
         State Pipeline,  Inc., the Lenders party thereto,  JPMorgan Chase Bank (f/k/a The Chase Manhattan  Bank),
         as administrative agent, and Chase Securities, as arranger.

         First Amendment to Secured Credit  Agreement,  dated as of May 28, 2002,  among Empire State Pipeline,  as borrower,  Empire State  Pipeline,  Inc.,  St. Clair  Pipeline  Company,  Inc.,  the Lenders  party to the
         Secured Credit Agreement, and JPMorgan Chase Bank, as administrative agent.

         Second Amendment to Secured Credit  Agreement,  dated as of February 6, 2003, among Empire State Pipeline, as borrower,  Empire State  Pipeline,  Inc.,  St. Clair Pipeline  Company,  Inc., the Lenders party to the
         Secured Credit Agreement, as amended, and JPMorgan Chase Bank, as administrative agent.

o        Incorporated herein by reference as indicated.

         All other  exhibits are omitted  because they are not  applicable  or the  required  information  is shown elsewhere in this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

                    A report on Form 8-K dated  July 29,  2003 was furnished to the SEC on July 31,  2003,  to report  the sale of certain  Canadian  properties on July 29, 2003 and earnings for the quarter ended June 30, 2003 under
              Item 12,  "Results of  Operations  and Financial  Condition."  Related  exhibits were reported  under
              Item 7, "Financial Statements and Exhibits."

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

                                              Date:  December 29, 2003

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

        Signature                                          Title

   /s/ P. C. Ackerman                        Chairman of the Board, President,
       P. C. Ackerman                        Chief Executive Officer and Director

   Date:  December 29, 2003

   /s/ R. T. Brady                           Director
       R. T. Brady

   Date:  December 29, 2003

   /s/ R. D. Cash                           Director
       R. D. Cash

   Date:  December 29, 2003

   /s/ J. V. Glynn                           Director
       J. V. Glynn

   Date:  December 29, 2003

   /s/ B. J. Kennedy                         Director
       B. J. Kennedy

   Date:  December 29, 2003

   /s/ R. E. Kidder                          Director
       R. E. Kidder

   Date:  December 29 2003

   /s/ B. S. Lee                             Director
       B. S. Lee

   Date:  December 29, 2003

   /s/ G. L. Mazanec                         Director
       G. L. Mazanec

   Date:  December 29, 2003

   /s/ J. F. Riordan                         Director
       J. F. Riordan

   Date:  December 29, 2003

   /s/ J. P. Pawlowski                       Treasurer, Principal Financial
       J. P. Pawlowski                       Officer and Principal Accounting Officer

   Date:  December 29, 2003

APPENDIX TO ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GRAPHS

A. The Revenue Dollar - 2003

     Two pie graphs detailing the revenue dollar in 2003: where it came from and where it went to, broken down as follows:

     Where it came from:

      $ 0.363 Residential Gas Sales
        0.138 Energy Marketing Revenues
        0.135 Oil and Gas Production Revenues
        0.121 Commercial, Industrial and Off-System Gas Sales
        0.102 Timber and Sawmill Revenues
        0.058 Gas Transportation Revenues
        0.037 District Heating Revenues
        0.013 Gas Storage Service Revenues
        0.013 Electric Generation Revenues
        0.020 Other Revenues
       ------
       $1.000 Total

      Where it went to:

      $ 0.436 Gas Purchased
        0.095 Taxes
        0.091 Wages, Including Benefits
        0.088 Depreciation
        0.084 Other Materials and Services
        0.081 Earnings
        0.047 Interest
        0.028 Fuel Used in Heat and Electric Generation
        0.027 Loss on Sale of Oil and Gas Producing Properties
        0.019 Impairment of Oil and Gas Producing Properties
        0.004 Cumulative Effect of Changes in Accounting
       ------
       $1.000 Total

                                                Exhibit Index
                                                -------------

                    10.1            First Amendment to Credit Agreement, dated September 29, 2003 between National Fuel Gas Company and JPMorgan Chase Bank

                    10.2            Retirement Benefit Agreement, dated September 22, 2003,
                                    between the Company and David F. Smith

                    12              Statements  regarding  Computation of Ratios:
                                    Ratio of Earnings to Fixed Charges for the fiscal years
                                    ended  September 30, 1999 through 2003

                    23.1            Consent of Ralph E. Davis Associates, Inc. regarding
                                    Seneca Resources Corporation

                    23.2            Consent of Ralph E. Davis Associates, Inc. regarding
                                    Seneca Energy Canada, Inc.

                    23.3            Consent of Independent Accountants

                    31.1            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32              Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.1            Report of Ralph E. Davis Associates, Inc. regarding
                                    Seneca Resources Corporation

                    99.2            Report of Ralph E. Davis Associates, Inc. regarding
                                    Seneca Energy Canada, Inc.

                    99.3            Company Maps