Form 10-Q
period 2003-12-31
NATIONAL FUEL GAS CO
filed 2004-02-17
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

      Common stock, $1 par value, outstanding at January 31, 2004: 81,771,679 shares.

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

INDEX

           Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings Reinvested in the Business - Three Months Ended December 31, 2003 and 2002 - Page 4

Consolidated Balance Sheets - December 31, 2003 and September 30, 2003 - Pages 5-6

Consolidated Statement of Cash Flows - Three Months Ended December 31, 2003 and September 30, 2002 - Page 7

Consolidated Statement of Comprehensive Income - Three Months Ended December 31, 2003 and 2002 - Page 8

Notes to Condensed Consolidated Financial Statements - Pages 9-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 16-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 31

Item 4. Controls and Procedures - Page 31

           Part II. Other Information

Item 1. Legal Proceedings - Pages 32-33

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Page 33

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - The Company has nothing to report under this item.

Item 5. Other Information - The Company has nothing to report under this item.

Item 6. Exhibits and Reports on Form 8-K - Page 33

Signature - Page 34

• The Company has nothing to report under this item.

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
(Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2003              2002
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $532,513          $479,706
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Expenses
  Purchased Gas                                                                         250,777           205,754
  Fuel Used in Heat and Electric Generation                                              21,056            19,027
  Operation and Maintenance                                                             100,183            90,772
  Property, Franchise and Other Taxes                                                    18,222            18,877
  Depreciation, Depletion and Amortization                                               46,458            45,648
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        436,696           380,078
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                         95,817            99,628
Other Income (Expense):
    Income from Unconsolidated Subsidiaries                                                  83               241
    Other Income                                                                          2,031             1,825
    Interest Expense                                                                    (25,333)          (26,209)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                              72,598            75,485
   Income Tax Expense                                                                    21,567            27,612
   Minority Interest in Foreign Subsidiaries                                              1,817               939
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Cumulative Effect of Changes in Accounting                                 49,214            46,934
   Cumulative Effect of Changes in Accounting                                                 -            (8,893)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    49,214            38,041

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    642,690           549,397
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        691,904           587,438
Dividends on Common Stock
 (2003 - $0.27; 2002 - $0.26)                                                            22,010            20,881
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at December 31                                                                 $669,894          $566,557
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
     Income Before Cumulative Effect                                                      $0.60             $0.58
     Cumulative Effect of Change in Accounting                                                -             (0.11)
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.60             $0.47
================================================================================ ================= =================
  Diluted:
     Income Before Cumulative Effect                                                      $0.60             $0.58
     Cumulative Effect of Change in Accounting                                                -             (0.11)
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.60             $0.47
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          81,572,025        80,404,086
================================================================================ ================= =================
  Used in Diluted Calculation                                                        82,307,835        80,803,868
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

                                                                                  December 31,        September 30,
                                                                                      2003                2003
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,739,868          $4,657,343
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,719,355           1,658,256
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     3,020,513           2,999,087
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  76,387              51,421
   Receivables - Net                                                                   203,477             136,532
   Unbilled Utility Revenue                                                             76,170              27,443
   Gas Stored Underground                                                               54,042              89,640
   Materials and Supplies - at average cost                                             37,573              32,311
   Unrecovered Purchased Gas Costs                                                      19,267              28,692
   Prepayments                                                                          33,313              43,225
   Fair Value of Derivative Financial Instruments                                        3,897               1,698
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       504,126             410,962
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             84,818              84,818
   Unamortized Debt Expense                                                             21,270              22,119
   Other Regulatory Assets                                                              47,723              49,616
   Deferred Charges                                                                      4,482               7,528
   Other Investments                                                                    68,162              64,025
   Investments in Unconsolidated Subsidiaries                                           15,988              16,425
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    49,094              49,664
   Other                                                                                18,375              18,195
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       315,388             317,866
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,840,027          $3,727,915
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

                                                                                December 31,        September 30,
                                                                                    2003                 2003
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding -  81,652,923 Shares
    And 81,438,290 Shares, Respectively                                               $ 81,653            $ 81,438
   Paid in Capital                                                                     483,681             478,799
   Earnings Reinvested in the Business                                                 669,894             642,690
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,235,228           1,202,927
   Accumulated Other Comprehensive Loss                                                (56,664)            (65,537)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,178,564           1,137,390
Long-Term Debt, Net of Current Portion                                               1,144,094           1,147,779
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,322,658           2,285,169
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               37,226              33,281
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   110,200             118,200
   Current Portion of Long-Term Debt                                                   242,206             241,731
   Accounts Payable                                                                    173,773             125,779
   Amounts Payable to Customers                                                            421                 692
   Other Accruals and Current Liabilities                                               81,607              52,851
   Fair Value of Derivative Financial Instruments                                       26,365              17,928
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       634,572             557,181
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   417,112             423,282
   Taxes Refundable to Customers                                                        13,519              13,519
   Unamortized Investment Tax Credit                                                     8,024               8,199
   Cost of Removal Regulatory Liability                                                 86,239              84,821
   Other Regulatory Liabilities                                                         66,567              69,867
   Pension Liability                                                                   156,550             154,871
   Asset Retirement Obligation                                                          26,345              27,493
   Other Deferred Credits                                                               71,215              70,232
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       845,571             852,284
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,840,027          $3,727,915
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2003                  2002
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                              $49,214               $38,041
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      46,458                45,648
         Deferred Income Taxes                                                         (4,728)                3,009
         Cumulative Effect of Change in Accounting                                          -                 8,893
          Income from Unconsolidated Subsidiaries, Net of
             Cash Distributions                                                           437                   356
         Minority Interest in Foreign Subsidiaries                                      1,817                   939
         Other                                                                          1,160                  (755)
         Change in:
           Receivables and Unbilled Utility Revenue                                  (114,267)             (123,472)
           Gas Stored Underground and Materials and
            Supplies                                                                   30,601                23,078
           Unrecovered Purchased Gas Costs                                              9,425                (2,069)
           Prepayments                                                                  9,941                 5,511
           Accounts Payable                                                            46,411                39,296
           Amounts Payable to Customers                                                  (271)                1,511
           Other Accruals and Current Liabilities                                      29,248                12,845
           Other Assets                                                                   951                (4,227)
           Other Liabilities                                                           (5,727)                1,440
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                                 100,670                50,044
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (46,282)              (32,604)
   Other                                                                                 (623)                  915
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (46,905)              (31,689)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                               (8,000)                6,654
   Reduction of Long-Term Debt                                                         (4,318)               (2,704)
   Dividends Paid on Common Stock                                                     (21,952)              (20,830)
   Proceeds from Issuance of Common Stock                                               3,761                 2,541
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                                 (30,509)              (14,339)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                        1,710                   416
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase in Cash and Temporary Cash Investments                                    24,966                 4,432

Cash and Temporary Cash Investments at October 1                                       51,421                22,216

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                                    $76,387               $26,648
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Comprehensive Income

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2003                   2002
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $49,214               $38,041
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            15,946                 4,226
   Unrealized Gain on Securities Available for Sale
     Arising During the Period                                                         1,321                   439
   Unrealized Loss on Derivative Financial Instruments
     Arising During the Period                                                       (17,616)              (13,151)
 Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                    5,737                 7,631
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                          5,388                  (855)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            462                   154
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period                      (6,341)               (5,589)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                        2,394                3,263
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                     (3,485)              (2,172)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income                                                              8,873                1,317
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                  $58,087              $39,358
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Notes to Consolidated Financial Statements

National Fuel Gas Company
Notes to Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

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

Quarterly Earnings. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2003, 2002 and 2001 that are included in the Company’s 2003 Form 10-K. The 2004 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the three months ended December 31, 2003 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2004. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year.

Cumulative Effect of Change in Accounting. Effective October 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost of retiring the asset as part of the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company’s case, SFAS 143 changed the accounting for plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through October 1, 2002. This cumulative effect reduced earnings for the quarter ended December 31, 2002 by $0.6 million, net of income tax.

        Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, the Company stopped amortization of goodwill and tested it for impairment as of October 1, 2002. As a result of the impairment test, the Company recognized an impairment of $8.3 million. In accordance with SFAS 142, this impairment was reported as a cumulative effect of change in accounting in the quarter ended December 31, 2002.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Item 1. Financial Statements (Cont.)

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):
                                                     At December 31, 2003               At September 30, 2003
                                                     --------------------               ---------------------
Minimum Pension Liability Adjustment                         $(90,446)                          $(90,446)
Cumulative Foreign Currency
  Translation Adjustment                                       45,996                             30,050
Net Unrealized Loss on Derivative
  Financial Instruments                                       (14,804)                            (6,872)
Net Unrealized Gain on Securities
  Available for Sale                                            2,590                              1,731
                                                             --------                           --------
Accumulated Other Comprehensive Loss                         $(56,664)                          $(65,537)
                                                             ========                           ========

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended December 31, 2003 and 2002, 4,606,588 and 11,417,230 stock options, respectively, were excluded as being antidilutive.

Stock-Based Compensation.

The Company accounts for stock-based compensation using the intrinsic value method specified by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under that method, no compensation expense was recognized for options granted under the plans for the quarters ended December 31, 2003 and 2002. Had compensation expense been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

                                                                                        Three Months Ended
(Thousands of Dollars, Except Per                                                          December 31,
  Common Share Amounts)
                                                                             ----------------------------------------
                                                                                      2003                2002
                                                                             ------------------- --------------------

Net Income Available for Common Stock
  As Reported                                                                       $49,214             $38,041
Deduct:
Total Compensation Expense Determined
  Based on Fair Value at the Grant Dates                                                552               1,281
                                                                                    -------             -------
Pro Forma Net Income Available for Common Stock                                     $48,662             $36,760
                                                                                    =======             =======

Earnings Per Common Share:
Basic - As Reported                                                                   $0.60               $0.47
Basic - Pro Forma                                                                     $0.60               $0.46
Diluted - As Reported                                                                 $0.60               $0.47
Diluted - Pro Forma                                                                   $0.59               $0.45

Item 1. Financial Statements (Cont.)

“Net Income Available for Common Stock as Reported” in the pro forma information shown above includes compensation expense related to restricted stock awards. Such compensation expense amounted to $0.3 million for both the quarter ended December 31, 2003 and the quarter ended December 31, 2002.

Note 2 — Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             ----------------------------------------
                                                                                      2003                2002
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $19,676              $18,794
     State                                                                             5,327                4,675
     Foreign                                                                           1,292                1,134

  Deferred Income Taxes
     Federal                                                                            (864)               1,196
     State                                                                              (232)                (27)
     Foreign                                                                          (3,632)               1,840
                                                                             ------------------- --------------------
                                                                                      21,567               27,612

Other Income:
  Deferred Investment Tax Credit                                                        (174)                (174)

Minority Interest in Foreign Subsidiaries                                                536                 (425)
Cumulative Effect of Change in Accounting                                                  -                 (354)
                                                                             ------------------- --------------------

Total Income Taxes                                                                   $21,929              $26,659
                                                                             =================== ====================

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                             ------------------- --------------------
                                                                                      2003                2002
                                                                             ------------------- --------------------

U.S.                                                                                 $60,990              $70,025
Foreign                                                                               10,153                2,930
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                     $71,143              $72,955
============================================================================ =================== ====================

Item 1. Financial Statements (Cont.)

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                             ----------------------------------------
                                                                                     2003                 2002
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                               $24,900              $25,534

Increase (reduction) in taxes resulting from:
  State income taxes                                                                   3,312                3,021
  Foreign tax differential                                                              (183)              (1,404)
  Foreign tax rate reduction                                                          (5,174)                   -
  Miscellaneous                                                                         (926)                (492)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                 $21,929              $26,659
============================================================================ =================== ====================

        Significant components of the Company’s deferred tax liabilities (assets) were as follows (in thousands):

                                                            At December 31, 2003           At September 30, 2003
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $529,568                     $519,578
  Other                                                               18,467                       21,532
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       548,035                      541,110
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                              (48,701)                      (48,701)
  Capital Loss Carryover                                            (18,607)                      (18,607)
  Other                                                             (69,972)                      (56,877)
------------------------------------------------------ --------------------------------- ----------------------------
                                                                   (137,280)                     (124,185)
  Valuation Allowance                                                 6,357                         6,357
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                          (130,923)                     (117,828)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                    $417,112                      $423,282
====================================================== ================================= ============================

        A capital loss carryover of $53.0 million existed at December 31, 2003, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 3 — Capitalization

Common Stock. During the three months ended December 31, 2003, the Company issued 214,633 shares of common stock under the Company’s stock and benefit plans.

Item 1. Financial Statements (Cont.)

Note 4 — Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2003, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $9.3 million to $10.3 million. The minimum liability of $9.3 million has been recorded on the Consolidated Balance Sheet at December 31, 2003. Other than discussed in Note G of the 2003 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2003 Form 10-K.

Other.     The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the quarterly and annual period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.

Note 5 – Business Segment Information

The Company has six reportable segments: Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing, and Timber. The breakdown of the Company’s reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2003 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2003 Form 10-K.

Item 1. Financial Statements (Cont.)

Quarter Ended December 31, 2003 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                                   Exploration                                    Total                 Corporate and
                         Pipeline      and                    Energy            Reportable               Intersegment      Total
               Utility and Storage Production  International Marketing  Timber   Segments    All Other   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $320,705   $22,271      $68,851     $42,148    $56,953   $13,331    $529,735     $2,778           $ -         $532,513

Intersegment
Revenues           4,515    22,271            -           -          -         -      26,786          -        (26,786)              -

Segment Profit
(Loss):
Net Income        16,481    10,494       10,508       8,038        806     1,758      48,085        551            578          49,214

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

Segment Profit
(Loss):
Income Before
Cumulative
Effect of Change
in Accounting     19,277    10,734        8,811       2,771       1,586    3,722      46,901         180        (147)           46,934

Note 6 — Intangible Assets

                                                      Gross                Accumulated              Net
At December 31, 2003 (Thousands)                  Carrying Amount          Amortization       Carrying Amount
                                                  ---------------          ------------       ---------------

Intangible Assets Subject to Amortization
    Long-Term Transportation Contracts              $ 8,580                   $(980)               $ 7,600
    Long-Term Gas Purchase Contracts                 31,864                    (645)                31,219
Intangible Assets Not Subject to Amortization
    Retirement Plan Intangible Asset                 10,275                       -                 10,275
                                                    -------                 -------                -------
                                                    $50,719                 $(1,625)               $49,094
                                                    =======                 =======                =======

        Amortization expense for the transportation contracts is estimated to be $0.8 million for the remainder of 2004 and $1.1 million annually for 2005, 2006, 2007 and 2008. Amortization in 2009 is estimated to be $0.5 million.

Item 1. Financial Statements (Concl.)

        Amortization expense for the long-term gas purchase contracts is estimated to be $1.2 million for the remainder of 2004 and $1.6 million annually for 2005, 2006, 2007,2008 and 2009.

Note 7 — Other Post-Retirement Benefits

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications. The Company’s Net Periodic Benefit Cost for other post-retirement benefits recorded in the quarter ended December 31, 2003 does not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and when that guidance is issued, it could require the Company to change information related to its actuarially determined Benefit Obligation and Net Periodic Benefit Cost for other post-retirement benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2003 Form 10-K. There have been no subsequent changes to that disclosure.

Earnings

        The Company’s earnings were $49.2 million for the quarter ended December 31, 2003 compared to earnings of $38.0 million for the quarter ended December 31, 2002. The increase in earnings of $11.2 million is primarily the result of higher earnings in the International segment, as shown in the table below. Earnings in the International segment for the three months ended December 31, 2003 included a $5.2 million reduction to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. Also, International segment earnings for the three months ended December 31, 2002 included a reduction to earnings in the amount of $8.3 million representing the cumulative effect of a change in accounting for goodwill. Higher earnings in the Exploration and Production segment were offset by lower earnings in the Utility, Energy Marketing and Timber segments. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31 (Thousands)                                    2003              2002         (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Utility                                                                     $ 16,481          $ 19,277          $ (2,796)
Pipeline and Storage                                                          10,494            10,734              (240)
Exploration and Production                                                    10,508             8,173             2,335
International                                                                  8,038            (5,484)           13,522
Energy Marketing                                                                 806             1,586              (780)
Timber                                                                         1,758             3,722            (1,964)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Reportable Segments                                                  48,085            38,008            10,077
All Other                                                                        551               180               371
Corporate                                                                        578              (147)              725
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Consolidated                                                       $ 49,214          $ 38,041          $ 11,173
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Utility

Utility Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2003              2002          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales Revenues:
    Residential                                                             $226,231          $207,985         $ 18,246
    Commercial                                                                37,338            34,840            2,498
    Industrial                                                                 4,295             6,835           (2,540)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             267,864           249,660           18,204
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                            34,904            26,308            8,596
  Transportation                                                              20,316            22,510           (2,194)
  Other                                                                        2,136            (3,663)           5,799
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $325,220          $294,815         $ 30,405
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Utility Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (million cubic feet) (MMcf)                    2003              2002          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales:
    Residential                                                               20,434            22,880            (2,446)
    Commercial                                                                 3,600             4,095              (495)
    Industrial                                                                   595             1,310              (715)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              24,629            28,285            (3,656)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                             5,914             5,267               647
  Transportation                                                              14,599            16,523            (1,924)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              45,142            50,075            (4,933)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Operating revenues for the Utility segment increased $30.4 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. The increase in retail gas sales revenues was largely a function of the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues), which more than offset lower retail sales volumes, as shown above. Warmer weather, as shown in the table below, was the major factor for the decrease in retail sales volumes. Greater off-system sales volumes and higher gas prices for such sales contributed to an increase in off-system sales revenues. However, due to profit sharing with retail customers, the margins resulting from off-system sales were minimal. The increase in other revenues primarily reflects an estimated refund provision recorded in the quarter ended December 31, 2002 amounting to $5.5 million. This refund provision related to a three-year rate settlement approved by the State of New York Public Service Commission (NYPSC) which extended from October 1, 2000 to September 30, 2003. In accordance with the settlement, the Utility segment was required to share with customers 50% of earnings above a predetermined amount. As discussed further in the “Rate Matters” section of this Item, the settlement with the NYPSC was extended for a one-year period commencing October 1, 2003. No refund provision was required for the quarter ended December 31, 2003.

        The Utility segment’s earnings for the quarter ended December 31, 2003 were $16.5 million, a decrease of $2.8 million when compared with the quarter ended December 31, 2002. In the New York jurisdiction, earnings decreased $1.5 million, principally due to a $1.8 million increase in pension and post retirement expense (after tax), a $1.3 million increase in bad debt expense (after tax), and a $1.8 million (after tax) decrease in margin on retail sales and transportation services. The rise in pension and post retirement expense was the result of the one-year settlement extension (referred to above), which

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

requires the Company to record an additional $8.0 million (before tax) of pension and post retirement expense for the year ended September 30, 2004 without a corresponding increase in revenues. The increase in bad debt expense was mostly the result of higher commodity prices which have increased customer receivables. Somewhat offsetting the impact of the above items was the fact that earnings for the quarter ended December 31, 2002 included a $3.5 million refund provision under the previously mentioned earnings sharing mechanism. In the Pennsylvania jurisdiction, earnings decreased $1.3 million, mostly due to weather, which was 13.7% warmer than last year. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended December 31, 2003, the WNC preserved $0.6 million of earnings since it was warmer than normal. In periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers. For the quarter ended December 31, 2002, the WNC reduced earnings by approximately $0.8 million since it was colder than normal.

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                  Percent
Three Months Ended                                                                         Colder (Warmer) Than
                                                                                      --------------------------------
December 31                            Normal          2003              2002              Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,260          2,127             2,383               (5.9)           (10.7)
Erie                                   2,081          1,922             2,227               (7.6)           (13.7)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Pipeline and Storage

Pipeline and Storage Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2003              2002          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                          $30,759           $21,813          $ 8,946
Interruptible Transportation                                                     805               347              458
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              31,564            22,160            9,404
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Storage Service                                                          15,756            15,769              (13)
Other                                                                          2,698             5,184           (2,486)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             $50,018           $43,113          $ 6,905
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Pipeline and Storage Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2003              2002          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                           88,768            84,694            4,074
Interruptible Transportation                                                   2,034               790            1,244
 ---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              90,802            85,484            5,318
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Operating revenues for the Pipeline and Storage segment increased $6.9 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. The acquisition of Empire State Pipeline (Empire) from Duke Energy Corporation on February 6, 2003 was a significant factor contributing to the revenue increase. For the three months ended December 31, 2003, Empire recorded firm transportation revenues of $8.4 million. Offsetting this increase in transportation revenues was a $1.8 million decrease in revenues from unbundled pipeline sales and open access transportation which are reported as part of other revenues in the table above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Earnings in the Pipeline and Storage segment decreased $0.2 million from $10.7 million for the quarter ended December 31, 2002 to $10.5 million for the quarter ended December 31, 2003. The factors contributing to the decrease were lower unbundled pipeline sales and open access transportation revenues of $1.2 million (after tax) and higher pension and post retirement costs of $0.6 million (after tax). Partially offsetting these decreases was the inclusion of Empire’s results, which contributed $1.4 million to this quarter’s earnings.

Exploration and Production

Exploration and Production Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31 (Thousands)                                   2003              2002          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
  Gas (after Hedging)                                                       $39,805           $35,762           $4,043
  Oil (after Hedging)                                                        27,719            36,629           (8,910)
  Gas Processing Plant                                                        6,343             6,561             (218)
  Other                                                                         165              (461)             626
  Intrasegment Elimination *                                                 (5,181)           (5,020)            (161)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $68,851           $73,471          $(4,620)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

* Represents the elimination of certain West Coast gas production included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

Production Volumes
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                                                          Increase
Three Months Ended December 31                                              2003             2002         (Decrease)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Gas Production (million cubic feet-MMcf)
  Gulf Coast                                                               4,664            5,359            (695)
  West Coast                                                                 996            1,196            (200)
  Appalachia                                                               1,350            1,088             262
  Canada                                                                   1,684            1,506             178
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           8,694            9,149            (455)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Oil Production (thousands of barrels)
  Gulf Coast                                                                 376              390             (14)
  West Coast                                                                 682              736             (54)
  Appalachia                                                                   7                2               5
  Canada                                                                      84              640            (556)
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           1,149            1,768            (619)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Total Production (MMcf equivalent)                                        15,588           19,757          (4,169)
------------------------------------------------------------------ ---------------- ---------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Average Prices
------------------------------------------------------------------ --------------- ----------------- ----------------
                                                                                                           Increase
Three Months Ended December 31                                              2003              2002        (Decrease)
------------------------------------------------------------------ --------------- ----------------- ----------------
Average Gas Price/Mcf
  Gulf Coast                                                               $4.75             $4.19            $0.56
  West Coast                                                               $5.01             $4.05            $0.96
  Appalachia                                                               $5.17             $3.62            $1.55
  Canada                                                                   $4.58             $3.59            $0.99
  Weighted Average                                                         $4.81             $4.01            $0.80
  Weighted Average After Hedging                                           $4.58             $3.91            $0.67

Average Oil Price/barrel (bbl)
  Gulf Coast                                                              $29.49            $26.99            $2.50
  West Coast                                                              $26.56            $23.79            $2.77
  Appalachia                                                              $27.28            $27.47           ($0.19)
  Canada                                                                  $26.25            $23.03            $3.22
  Weighted Average                                                        $27.50            $24.23            $3.27
  Weighted Average After Hedging                                          $24.12            $20.72            $3.40
------------------------------------------------------------------ --------------- ----------------- ----------------

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Operating revenues for the Exploration and Production segment decreased $4.6 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. Oil production revenue after hedging decreased $8.9 million due to a 619,000 barrel decline in production offset partly by higher weighted average prices after hedging ($3.40 per barrel). Canadian oil production decreased by approximately 556,000 barrels, which was mostly the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties. Gas production revenue after hedging increased $4.0 million. Increases in the weighted average price of gas after hedging ($0.67 per Mcf) more than offset an overall decrease in gas production. Most of the decrease in gas production occurred in the Gulf Coast of Mexico (a 695 MMcf decline) which is consistent with the expected decline rates in the region.

        The Exploration and Production segment’s earnings for the quarter ended December 31, 2003 were $10.5 million compared with earnings of $8.2 million for the quarter ended December 31, 2002. Decreases in depletion, lease operating, and interest expense of $2.0 million (after tax), $3.7 million (after tax) and $0.8 million (after tax), respectively, more than offset a $3.2 million (after tax) decrease in oil and gas revenues discussed above and a $1.3 million increase in income tax expense due to a higher effective tax rate. The decrease in depletion and lease operating expenses was principally the result of the September 2003 sale of the Company’s Southwest Saskatchewan oil properties. The decrease in interest expense was the result of Seneca paying down approximately $140.0 million of debt during 2003. Also contributing to the increase was the fact that earnings for the three months ended December 31, 2002 included a reduction to earnings in the amount of $0.6 million representing the cumulative effect of a change in accounting for plugging and abandonment costs that did not recur in the quarter ended December 31, 2003.

International

International Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31 (Thousands)                                     2003              2002       (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating                                                                    $31,181           $28,155         $ 3,026
   Electricity                                                                 10,062             8,929           1,133
   Other                                                                          905               706             199
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              $42,148           $37,790         $ 4,358
--------------------------------------------------------------------- ---------------- ----------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

International Heating and Electric Volumes
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31                                               2003              2002          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating Sales (Gigajoules) (1)                                           3,070,312         3,234,863        (164,551)
   Electricity Sales (megawatt hours)                                         315,752           284,089          31,663

--------------------------------------------------------------------- ---------------- ----------------- ----------------
(1) Gigajoules = one billion joules.  A joule is a unit of energy.

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Operating revenues for the International segment increased $4.4 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. Heating volumes were down 5% as a result of warmer weather. Electric volumes were up 11% from the prior year, but the average rate received for electric sales declined by a similar percentage. Overall, although revenues in Czech korunas (CZK) were relatively flat compared with the prior year, an increase in the value of the CZK as compared to the U.S. dollar caused operating revenues denominated in U. S. dollars to increase.

        The International segment's earnings for the quarter ended December 31, 2003 were $8.0 million, an increase of $13.5 million when compared with a loss of $5.5 million for the quarter ended December 31, 2002. The increase can be attributed to a $5.2 million benefit to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. During the quarter ended December 31, 2003, the government in the Czech Republic enacted legislation which gradually reduces the corporate statutory income tax from 31% to 24% (the reduction will be phased in over a three-year period). In accordance with generally accepted accounting principles in the United States of America, the full $5.2 million benefit resulting from the change in the income tax rate was reflected as a reduction to deferred income tax expense for the quarter ended December 31, 2003. Also, the quarter ended December 31, 2002 included an $8.3 million impairment charge, resulting from the Company's change in accounting for goodwill. The increase in operating revenues discussed above was largely offset by higher operating costs. The increase in operating costs resulted mostly from the increased value of the CZK as compared to the U. S. dollar.

Energy Marketing

Energy Marketing Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2003             2002        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas (after Hedging)                                                      $56,928          $42,674           $14,254
Other                                                                                 25                2                23
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                 $56,953          $42,676           $14,277
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Energy Marketing Volumes
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31                                                      2003             2002        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas - (MMcf)                                                               9,561            7,652             1,909
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Operating revenues for the Energy Marketing segment increased $14.3 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. This increase largely reflects higher gas sales revenue due to an increase in the price of natural gas. Higher volumes, which were principally the result of the addition of several high volume wholesale customers, also contributed to the increase in operating revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Energy Marketing segment’s earnings for the quarter ended December 31, 2003 were $0.8 million, a decrease of $0.8 million when compared with earnings of $1.6 million for the quarter ended December 31, 2002. This decrease is largely a result of lower margins on gas sales caused by warmer weather and the current high commodity pricing environment.

Timber

Timber Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2003             2002        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                         $6,174           $7,720          ($1,546)
Green Lumber Sales                                                                 1,611            1,582               29
Kiln Dry Lumber Sales                                                              5,368            4,215            1,153
Other                                                                                178              272              (94)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
Operating Revenues                                                               $13,331          $13,789            ($458)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Timber Volumes (in Board Feet)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2003             2002        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                          1,824            2,576             (752)
Green Lumber Sales                                                                 2,670            3,163             (493)
Kiln Dry Lumber Sales                                                              3,109            2,774              335
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                   7,603            8,513             (910)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2003 Compared with Quarter Ended December 31, 2002

Operating revenues for the Timber segment decreased $0.5 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. The decrease in log sales was principally due to the Company’s August 2003 sale of approximately 70,000 acres of low cost basis timber property. Offsetting this decrease was a $1.2 million increase in the sale of kiln dry lumber, which was caused by an increase in activity at the Company’s mill operations. As a result of the sale discussed above, a larger percentage of timber processed in the Company’s facilities is purchased from third parties.

        The Timber segment’s earnings for the quarter ended December 31, 2003 were $1.7 million, a decrease of $2.0 million when compared with earnings of $3.7 million for the quarter ended December 31, 2002. The decrease was principally due to the sale of 70,000 acres of timber property mentioned above. Sales of cherry logs, which command the highest margins and which were the predominant species on the property sold, decreased by approximately 352,000 board feet or 24% from the prior year. While kiln dry lumber sales increased, this benefit was largely offset by an increase in costs associated with purchased timber.

Income (Loss) from Unconsolidated Subsidiaries

The Company’s unconsolidated subsidiaries consist of equity method investments in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City), and Energy Systems North East, LLC (ESNE). The Company has a 50% ownership interest in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. Seneca Energy, Model City, and ESNE sell electricity into the New York power grid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company recorded income of $0.1 million during the quarter ended December 31, 2003 related to its investments in the unconsolidated subsidiaries discussed above. This compares with earnings of $0.2 million recorded during the quarter ended December 31, 2002. Lower income from Seneca Energy of $0.3 million was partially offset by a lower loss from ESNE of $0.2 million.

Interest Charges

Interest on long-term debt decreased $0.1 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. Although the quarter ended December 31, 2003 has a higher average amount of long-term debt outstanding than the quarter ended December 31, 2002, lower interest rates more than offset the higher long-term debt balances.

        Other interest charges decreased $0.8 million for the quarter ended December 31, 2003 as compared with the quarter ended December 31, 2002. This decrease resulted mainly from a decrease in the average amount of short-term debt outstanding and lower interest rates.

Income Tax Expense

The Company’s effective income tax rate for the quarter ended December 31, 2003 was approximately 31%, down from the prior year quarter’s effective income tax rate of approximately 37%. The principal factor driving this decrease was the $5.2 million deferred tax benefit recorded in the International segment as a result of a change in the statutory income tax rate in the Czech Republic.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of cash during the three-month period ended December 31, 2003 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock and benefit plans.

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

        Net cash provided by operating activities totaled $100.7 million for the three months ended December 31, 2003, an increase of $50.7 million compared with the $50.0 million provided by operating activities for the three months ended December 31, 2002. Lower working capital requirements in the Utility and Pipeline and Storage segments were the main reason for this increase.

        In January 2004, a participant of the Company’s nonqualified defined benefit plan received a $23.0 million lump sum payment under a provision of an agreement previously entered into between the Company and the participant. This payment constituted a partial settlement of the projected benefit obligations of the plan. Accordingly, the pro rata portion of the plan’s unrecognized actuarial losses resulting from experience different from that assumed and from changes in assumptions (approximately $9.9 million pre tax) will be recognized during the quarter ended March 31, 2004.

Investing Cash Flow

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment.

        The Company’s expenditures for long-lived assets totaled $46.3 million during the three months ended December 31, 2003. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Three Months Ended December 31, 2003
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                         Total
                                                                    Expenditures for
                                                                    Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                                             $12.9
      Pipeline and Storage                                                  4.8
      Exploration and Production                                           22.7
      International                                                         1.1
      Timber                                                                1.7
      All Other and Corporate                                               3.1
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                          $46.3
   -------------------------------------- ---------------------- ----------------------- -----------------------

Utility

The majority of the Utility capital expenditures for the three months ended December 31, 2003 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2003 were made for additions, improvements, and replacements to this segment’s transmission and storage systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2003 included approximately $10.3 million for Canada, $7.2 million for the Gulf Coast region ($6.9 million for the off-shore program in the Gulf of Mexico), $2.9 million for the West Coast region and $2.3 million for the Appalachian region. These amounts included approximately $1.1 million spent to develop proved undeveloped reserves.

International

The majority of the International segment capital expenditures for the three months ended December 31, 2003 were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures for the three months ended December 31, 2003 were made for purchases of equipment for Highland’s sawmill and kiln operations.

        The Company continuously evaluates capital expenditures and investments in corporations and other entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

        Consolidated short-term debt decreased $8.8 million during the three months ended December 31, 2003. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2003, the Company had outstanding short-term notes payable to banks and commercial paper of $69.8 million and $40.4 million, respectively. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $415.0 million, is revocable at the option of the financial institution and is reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 26, 2004 and $110.0 million is committed to the Company through September 30, 2005.

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. At December 31, 2003, the Company’s debt to capitalization ratio (as calculated under the facility) was .56. The constraints specified

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

in the committed credit facility would permit an additional $175.0 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .625. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at December 31, 2003, the Company would have been permitted to issue up to a maximum of $359.0 million in additional long-term unsecured indebtedness at then-current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s indenture pursuant to which $624.0 million (or 45%) of the Company’s long-term debt (as of December 31, 2003) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

        The Company’s $220.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility and would restrict the Company’s ability to borrow under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2003, the Company had no debt outstanding under the committed credit facility.

        The Company also has authorization from the SEC, under the Holding Company Act, to issue long-term debt securities and equity securities in an aggregate amount of up to $1.5 billion during the order’s authorization period, which commenced in November 2002 and extends to December 31, 2005. The Company has available capacity to issue an additional $550.0 million of debt and equity securities registered under the Securities Act of 1933. The Company may sell all or a portion of the remaining registered securities if warranted by market conditions and the Company’s capital requirements (subject to the debt to capitalization ratio constraints noted above). Any offer and sale of the above mentioned $550.0 million of debt and equity securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

        The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, credit facility requirements, indenture requirements, regulatory authorizations and the capital requirements of the Company.

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

a remaining lease commitment of approximately $26.8 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $10.9 million. The Company has guaranteed 50% or $5.5 million of these capital lease commitments.

Contractual Obligations

The following table summarizes the Company’s contractual financial commitments at December 31, 2003 and the twelve-month periods over which they occur:

-------------------------------------- -----------------------------------------------------------------------------------------
                                                                 Payments by Expected Maturity Dates
                                       -----------------------------------------------------------------------------------------
(Millions of Dollars)                      2004         2005         2006        2007        2008      Thereafter      Total
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------
Long-Term Debt                             242.2        14.2          13.0          9.3     209.3         898.3      $1,386.3
Short-Term Bank Notes                       69.8           -             -            -         -             -          69.8
Commercial Paper                            40.4           -             -            -         -             -          40.4
Operating Lease Commitments                  6.9         5.7           4.1          3.3       2.7           4.1          26.8
Capital Lease Commitments                    0.9         1.0           0.9          0.7       0.8           1.2           5.5
-------------------------------------- ------------ ------------ ----------- ----------- ----------- -------------- ------------

Other Matters

The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the quarterly and annual period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2003 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

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

        On September 20, 2001, the NYPSC issued an order under which Distribution Corporation was directed to show cause why an action for penalties of $19.0 million should not be commenced against it for alleged violations of consumer protection requirements. According to the NYPSC and intervenors, the alleged violations may have caused or contributed to the death of an individual in an unheated apartment. On December 3, 2001, Distribution Corporation filed its response and requested that the NYPSC either close (dismiss) the Show Cause proceeding based on the evidence presented in Distribution Corporation’s response, or hold investigatory hearings “to demonstrate that a penalty action is unwarranted.” On July 25, 2002, the NYPSC issued an order granting Distribution Corporation’s request for hearings, and referred the matter to an administrative law judge for scheduling and other matters. The adoption of a procedural schedule has been adjourned because the major parties to the proceeding are involved in settlement discussions. The Company believes and will continue to vigorously assert that the NYPSC’s allegations lack merit. For a discussion of related legal matters, refer to Part II, Item 1, “Legal Proceedings.”

Pennsylvania Jurisdiction

On April 16, 2003, Distribution Corporation filed a request with the Pennsylvania Public Utility Commission (PaPUC) to increase annual operating revenues by $16.5 million to cover increases in the cost of providing service, to be effective June 15, 2003. The PaPUC suspended the effective date to January 15, 2004. Distribution Corporation filed this request for several reasons including increases in the costs associated with Distribution Corporation’s ongoing construction program as well as increases in uncollectible accounts and personnel expenses. On October 16, 2003, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who thereafter, on November 17, 2003 issued a decision recommending adoption of the settlement. The settlement provides for a base rate increase of $3.5 million and authorizes deferral accounting for pension and other post-employment benefit expenses. The settlement was approved by the PaPUC on December 18, 2003, and rates became effective January 15, 2004.

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

2004 also appears to define Empire State Pipeline as an energy affiliate of Supply Corporation, which is looking into both the possible costs of complying and the possibilities of a waiver, amendment or clarification that would allow Supply Corporation and Empire to continue to operate together as they do now. Until there is further clarification from the FERC on the scope of these exemptions, the Company is unable to predict the impact Order 2004 will have on the Company.

        Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.

Other Matters

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2003, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $9.3 million to $10.3 million.* The minimum liability of $9.3 million has been recorded on the Consolidated Balance Sheet at December 31, 2003. Other than discussed in Note G of the 2003 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2003 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

Safe Harbor for Forward-Looking Statements

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those which are designated with an asterisk (“*”) and those which are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

1.	Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;

2.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather;

3.	Changes in the availability and/or price of natural gas, oil and coal;

4.	Inability to obtain new customers or retain existing ones;

5.	Significant changes in competitive factors affecting the Company;

6.	Governmental/regulatory actions, initiatives and proceedings, including those affecting acquisitions, financings, allowed rates of return, industry and rate structure, franchise renewal, and environmental/safety requirements;

7.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

8.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs;

9.	The nature and projected profitability of pending and potential projects and other investments;

10.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments;

11.	Uncertainty of oil and gas reserve estimates;

12.	Ability to successfully identify and finance acquisitions and ability to operate and integrate existing and any subsequently acquired business or properties;

13.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

14.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

15.	Changes in the availability and/or price of derivative financial instruments;

16.	Changes in the price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of financial instruments or the Company’s natural gas and oil reserves;

17.	Inability of the various counterparties to meet their obligations with respect to the Company’s financial instruments;

18.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

19.	Significant changes in tax rates or policies or in rates of inflation or interest;

20.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

21.	Changes in accounting principles or the application of such principles to the Company;

22.	Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations; or

23.	The cost and effects of legal and administrative claims against the Company.

        The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risk Sensitive Instruments” section in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The following information includes the evaluation of disclosure controls and procedures by the Company’s Chief Executive Officer and Principal Financial Officer, along with any significant changes in internal controls of the Company.

Evaluation of disclosure controls and procedures

        The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting

        The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, the Company’s assets are safeguarded against unauthorized or improper use, and the Company’s transactions are properly recorded and reported to permit preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

        In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. Plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff’s material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co- defendant. Distribution Corporation believes and will vigorously assert that plaintiff’s allegations lack merit. On October 24, 2003, the Supreme Court, Kings County, entered an order granting Distribution Corporation’s motion to change venue of the action to New York State Supreme Court, Erie County. Plaintiff has not appealed that order. For a discussion of a related matter before the NYPSC, refer to Part I, Item 2 — MD&A of this report under the heading “Rate Matters.”

        On December 22, 2003, the Pennsylvania Department of Environmental Protection (DEP) issued an order to Seneca to halt its timber harvesting operations on 21,000 acres in Cameron, Elk and McKean counties in Pennsylvania. The order asserts certain violations of DEP regulations concerning erosion, sedimentation and stream crossings. The order requires Seneca to apply for certain permits, control erosion, submit plans for removal of water encroachments not included in permit applications, notify the DEP of additional current or planned timber harvesting operations, and grant the DEP access to timber acreage. On January 9, 2004, Seneca filed with the Pennsylvania Environmental Hearing Board (Hearing Board) a notice of appeal, objecting to each finding and order contained in the order, and asserting that the DEP’s findings are factually incorrect, an arbitrary exercise of the DEP’s functions and duties, and contrary to law. Also on January 9, 2004, Seneca filed with the Hearing Board a petition requesting a stay of operation of portions of the order. On January 20, 2004, the parties settled Seneca’s request for a stay. Seneca has resumed its timber harvesting operations pursuant to the terms of the settlement. The settlement preserves various issues raised by the DEP’s order for a hearing on the merits of Seneca’s notice of appeal.

        The Company believes, based on the information presently known, that the ultimate resolution of these matters, individually or in the aggregate, will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcomes of these matters, and it is possible that the outcomes, individually or in the aggregate, could be material to results of operations or cash flow for a particular quarter or annual period.*

Item 1. Legal Proceedings (Concl.)

        For a discussion of various environmental matters, refer to Part I, Item 1 at Note 4 and Part I, Item 2 – MD&A of this report under the heading “Environmental Matters.”

        The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the quarterly and annual period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On October 1, 2003, the Company issued a total of 2,400 unregistered shares of Company common stock to the eight non-employee directors of the Company, 300 shares to each such director. The shares were issued as partial consideration for the directors’ services during the quarter ended December 31, 2003, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

    (a)     Exhibits

Exhibit
Number             Description of Exhibit

12       Statements regarding Computation of Ratios:

         Ratio of Earnings to Fixed  Charges for the Twelve  Months  Ended  December 31, 2003 and the Fiscal
         Years Ended September 30, 1999 through 2003.

31.1     Written  statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities  Exchange Act of 1934.

31.2     Written statements of Principal  Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities  Exchange
         Act of 1934.

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99       National Fuel Gas Company Consolidated Statement of Income for the
         Twelve Months Ended December 31, 2003 and 2002.

    (b)     Reports on Form 8-K

         A report on Form 8-K dated October 23, 2003 was furnished to the SEC on October 24, 2003  regarding a press release issued by the Company  concerning  earnings for the fiscal year ended September 30,
         2003.  The report was furnished under Item 12, "Results of Operations and Financial Condition."

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

Date: February 17, 2004

EXHIBIT INDEX
(Form 10-Q)

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended December 31, 2003 and the Fiscal Years Ended
                           September 30, 1999 through 2003

Exhibit 31.1               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended December 31, 2003
                           and 2002