Form 10-Q
period 2004-03-31
NATIONAL FUEL GAS CO
filed 2004-05-13
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

      Common stock, $1 par value, outstanding at April 30, 2004: 82,084,464 shares.

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
Upstate Energy Inc. (Upstate) (the name was changed to Horizon LFG, Inc. in April 2004)
Horizon Power, Inc. (Horizon Power)

INDEX

           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income and Earnings Reinvested in the Business - Three and Six Months Ended March 31, 2004 and 2003 - Pages 4-5

Consolidated Balance Sheets - March 31, 2004 and September 30, 2003 - Pages 6-7

Consolidated Statement of Cash Flows - Six Months Ended March 31, 2004 and 2003 - Page 8

Consolidated Statements of Comprehensive Income - Three and Six Months Ended March 31, 2004 and 2003 - Page 9

Notes to Consolidated Financial Statements - Pages 10-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 18-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 34

Item 4. Controls and Procedures - Pages 34-35

           Part II. Other Information

Item 1. Legal Proceedings - Pages 35-36

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Page 36

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - Page 37

Item 5. Other Information - Page 38

Item 6. Exhibits and Reports on Form 8-K - Pages 38-39

Signatures - Page 40

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

Item 1. Financial Statements

Consolidated Statements of Income and Earnings

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2004              2003
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $801,678          $809,065
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         445,909           451,416
  Fuel Used in Heat and Electric Generation                                              24,053            23,124
  Operation and Maintenance                                                             119,683           104,084
  Property, Franchise and Other Taxes                                                    20,165            24,477
  Depreciation, Depletion and Amortization                                               47,958            49,261
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        657,768           652,362
  Adjustment of Loss on Sale of Oil and Gas Producing Properties                          4,645                 -
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        148,555           156,703
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                    13               287
  Other Income                                                                              987             2,552
  Interest Expense on Long-Term Debt                                                    (21,303)          (23,597)
  Other Interest Expense                                                                 (1,370)           (3,317)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                             126,882           132,628
  Income Tax Expense                                                                     47,973            50,299
  Minority Interest in Foreign Subsidiaries                                               1,854             1,791
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    77,055            80,538

EARNINGS REINVESTED IN THE BUSINESS
Balance at December 31                                                                  669,894           566,557
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        746,949           647,095
Dividends on Common Stock
 (2004 - $0.27; 2003 - $0.26)                                                            22,094            20,934
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $724,855          $626,161
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $0.94             $1.00
================================================================================ ================= =================
  Diluted                                                                                 $0.93             $0.99
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          81,796,698        80,588,927
================================================================================ ================= =================
  Used in Diluted Calculation                                                        82,985,451        80,999,321
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
(Dollars in Thousands, Except Per Common Share Amounts)                               2004              2003
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                   $1,334,191        $1,288,771
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         696,686           657,170
  Fuel Used in Heat and Electric Generation                                              45,109            42,151
  Operation and Maintenance                                                             219,865           194,856
  Property, Franchise and Other Taxes                                                    38,387            43,354
  Depreciation, Depletion and Amortization                                               94,416            94,909
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                      1,094,463         1,032,440
  Adjustment of Loss on Sale of Oil and Gas Producing Properties                          4,645                 -
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        244,373           256,331
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                    96               528
  Other Income                                                                            3,018             4,378
  Interest Expense on Long-Term Debt                                                   (44,272)           (46,624)
  Other Interest Expense                                                                (3,735)            (6,500)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                             199,480           208,113
  Income Tax Expense                                                                     69,540            77,912
  Minority Interest in Foreign Subsidiaries                                               3,671             2,730
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Cumulative Effect of Changes in Accounting                                126,269           127,471
Cumulative Effect of Changes in Accounting                                                    -            (8,892)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                   126,269           118,579

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    642,690           549,397
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        768,959           667,976
Dividends on Common Stock
 (2004 - $0.54; 2003 - $0.52)                                                            44,104            41,815
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $724,855          $626,161
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
      Income Before Cumulative Effect of Changes in Accounting                            $1.55             $1.58
      Cumulative Effect of Changes in Accounting                                              -             (0.11)
-------------------------------------------------------------------------------- ----------------- -----------------
      Net Income Available for Common Stock                                               $1.55             $1.47
================================================================================ ================= =================
  Diluted:
      Income Before Cumulative Effect of Changes in Accounting                            $1.53             $1.58
      Cumulative Effect of Changes in Accounting                                              -             (0.11)
-------------------------------------------------------------------------------- ----------------- -----------------
      Net Income Available for Common Stock                                               $1.53             $1.47
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          81,683,750        80,495,496
================================================================================ ================= =================
  Used in Diluted Calculation                                                        82,612,639        80,895,211
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                  March 31,         September 30,
                                                                                    2004                 2003
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,765,192          $4,657,343
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,753,825           1,658,256
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     3,011,367           2,999,087
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  79,599              51,421
   Receivables - Net of Allowance for Uncollectible Accounts of
    $26,911 and $17,943, Respectively                                                  287,871             136,532
   Unbilled Utility Revenue                                                             58,188              27,443
   Gas Stored Underground                                                               10,613              89,640
   Materials and Supplies - at average cost                                             37,363              32,311
   Unrecovered Purchased Gas Costs                                                       7,493              28,692
   Prepayments                                                                          45,444              43,225
   Fair Value of Derivative Financial Instruments                                        1,457               1,698
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       528,028             410,962
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             84,818              84,818
   Unamortized Debt Expense                                                             20,646              22,119
   Other Regulatory Assets                                                              44,241              49,616
   Deferred Charges                                                                      7,955               7,528
   Other Investments                                                                    70,191              64,025
   Investments in Unconsolidated Subsidiaries                                           15,780              16,425
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    48,428              49,664
   Other                                                                                 9,691              18,195
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       307,226             317,866
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,846,621          $3,727,915
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                  March 31,         September 30,
                                                                                    2004                 2003
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding - 81,931,866 Shares and
    81,438,290 Shares, Respectively                                                   $ 81,932            $ 81,438
   Paid in Capital                                                                     489,040             478,799
   Earnings Reinvested in the Business                                                 724,855             642,690
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,295,827           1,202,927
   Accumulated Other Comprehensive Loss                                                (71,313)            (65,537)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,224,514           1,137,390
Long-Term Debt, Net of Current Portion                                               1,140,218           1,147,779
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,364,732           2,285,169
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               36,933              33,281
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   112,800             118,200
   Current Portion of Long-Term Debt                                                   114,020             241,731
   Accounts Payable                                                                    140,931             125,779
   Amounts Payable to Customers                                                         19,071                 692
   Other Accruals and Current Liabilities                                              219,981              52,851
   Fair Value of Derivative Financial Instruments                                       41,392              17,928
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       648,195             557,181
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   402,481             423,282
   Taxes Refundable to Customers                                                        13,519              13,519
   Unamortized Investment Tax Credit                                                     7,848               8,199
   Cost of Removal Regulatory Liability                                                 87,708              84,821
   Other Regulatory Liabilities                                                         62,998              69,867
   Pension Liability                                                                   145,662             154,871
   Asset Retirement Obligation                                                          26,881              27,493
   Other Deferred Credits                                                               49,664              70,232
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       796,761             852,284
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,846,621          $3,727,915
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows

National Fuel Gas Company

Consolidated Statements of Cash Flows

(Unaudited)

                                                                                           Six Months Ended
                                                                                              March 31,
(Thousands of Dollars)                                                                2004                  2003
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                             $126,269              $118,579
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Adjustment of Loss on Sale of Oil and Gas Producing
           Properties                                                                  (4,645)                    -
         Depreciation, Depletion and Amortization                                      94,416                94,909
         Deferred Income Taxes                                                        (13,635)               (5,008)
         Cumulative Effect of Changes in Accounting                                         -                 8,892
         Income from Unconsolidated Subsidiaries, Net of
           Cash Distributions                                                             645                    91
         Minority Interest in Foreign Subsidiaries                                      3,671                 2,730
         Other                                                                         (1,931)               (2,012)
         Change in:
           Receivables and Unbilled Utility Revenue                                  (185,242)             (265,546)
           Gas Stored Underground and Materials and
            Supplies                                                                   74,100                70,192
           Unrecovered Purchased Gas Costs                                             21,199                12,431
           Prepayments                                                                 (2,199)                9,174
           Accounts Payable                                                            14,949                80,937
           Amounts Payable to Customers                                                18,379                27,597
           Other Accruals and Current Liabilities                                     167,706               106,280
           Other Assets                                                                 6,911               (19,837)
           Other Liabilities                                                          (33,849)                  674
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Operating Activities                                             286,744               240,083
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (88,888)              (62,904)
   Investment in Subsidiaries, Net of Cash Acquired                                         -              (181,152)
   Net Proceeds from Sale of Oil and Gas Producing Properties                           5,041                 1,525
   Other                                                                                2,063                 1,369
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (81,784)             (241,162)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                               (5,400)               42,103
   Net Proceeds from Issuance of Long-Term Debt                                             -               248,513
   Reduction of Long-Term Debt                                                       (135,861)             (210,109)
   Dividends Paid on Common Stock                                                     (43,962)              (41,711)
   Proceeds from Issuance of Common Stock                                               8,076                 5,178
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by (Used in) Financing Activities                                  (177,147)               43,974
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          365                   498
---------------------------------------------------------------------------- ------------------- ---------------------

Net Increase in Cash and Temporary Cash Investments                                    28,178                43,393

Cash and Temporary Cash Investments at October 1                                       51,421                22,216

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at March 31                                       $79,599               $65,609
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
(Thousands of Dollars)                                                               2004                   2003
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $77,055               $80,538
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            (7,147)               18,878
   Unrealized Gain on Securities Available for Sale Arising
     During the Period                                                                 1,071                   291
   Unrealized Loss on Derivative Financial Instruments
     Arising During the Period                                                       (24,696)              (28,402)
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                   11,058                31,738
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                        (19,714)               22,505
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            375                   102
Income Tax Benefit Related to Unrealized Loss on
   Derivative Financial Instruments Arising During the Period                         (9,545)              (10,320)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                        4,105               12,174
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                     (5,065)               1,956
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                     (14,649)              20,549
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                  $62,406             $101,087
============================================================================ =================== =====================

                                                                                           Six Months Ended
                                                                                              March 31,
(Thousands of Dollars)                                                               2004                   2003
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                               $126,269              $118,579
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                             8,799                23,104
   Unrealized Gain on Securities Available for Sale Arising
      During the Period                                                                2,392                   730
   Unrealized Loss on Derivative Financial Instruments
      Arising During the Period                                                      (42,312)              (41,554)
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                    16,795               39,369
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                        (14,326)               21,649
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            837                   255
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period                     (15,886)              (15,909)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                       6,499                15,437
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                    (8,550)                 (217)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                     (5,776)               21,866
============================================================================ =================== =====================
Comprehensive Income                                                                $120,493              $140,445
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Notes to Consolidated Financial Statements

National Fuel Gas Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation. The Company consolidates its majority owned entities. The equity method is used to account for minority owned entities. All significant intercompany balances and transactions are eliminated.

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The earnings for the six months ended March 31, 2004 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2004. Most of the Utility segment’s business is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the Utility segment’s heating business, earnings during the winter months normally represent a substantial part of the Utility segment’s earnings for the entire fiscal year.

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

        In the Company’s Utility and Pipeline and Storage segment, costs of removal are collected from customers through depreciation expense. These removal costs are not a legal retirement obligation in accordance with SFAS 143. Rather, they represent a regulatory liability. However, SFAS 143 required that such costs of removal be reclassified from accumulated depreciation to other regulatory liabilities. Such costs are reflected on the Consolidated Balance Sheets as Cost of Removal Regulatory Liability.

        Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, the Company stopped amortization of goodwill and tested it for impairment as of October 1, 2002. As a result of the impairment test, the Company recognized an impairment of $8.3 million. In accordance with SFAS 142, this impairment was reported as a cumulative effect of change in accounting in the quarter ended December 31, 2002 and the six months ended March 31, 2003.

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

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

                                                        At March 31, 2004                  At September 30, 2003

Minimum Pension Liability Adjustment                         $(90,446)                          $(90,446)
Cumulative Foreign Currency
    Translation Adjustment                                     38,849                             30,050
Net Unrealized Loss on Derivative
    Financial Instruments                                     (23,002)                            (6,872)
Net Unrealized Gain on Securities
     Available for Sale                                         3,286                              1,731
                                                             ---------                          ---------
Accumulated Other Comprehensive Loss                         $(71,313)                          $(65,537)
                                                             =========                          =========

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average number of common shares outstanding shown on the Consolidated Statements of Income and Earnings Reinvested in the Business reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended March 31, 2004 and 2003, 2,324,100 and 11,414,830 stock options, respectively, were excluded as being antidilutive. For the six months ended March 31, 2004 and 2003, 4,466,722 and 11,414,830 stock options, respectively, were excluded as being antidilutive.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method specified by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under that method, no compensation expense was recognized for options granted under the Company’s stock option plans for the quarter and six months ended March 31, 2004 and 2003. Had compensation expense been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

                                                    Three Months Ended                         Six Months Ended
(Thousands of Dollars, Except Per                        March 31,                                 March 31,
  Common Share Amounts)                         2004                  2003                  2004              2003

Net Income Available for
  Common Stock as Reported                     $77,055              $80,538               $126,269           $118,579
Deduct:
Total Compensation
  Expense Determined Based
  on Fair Value at the Grant
  Dates                                            479                  882                  1,031              2,163
                                               --------             --------              ---------          ---------
Pro Forma Net Income Available
  For Common Stock                             $76,576              $79,656               $125,238           $116,416
                                               ========             ========              =========          =========
Earnings Per Common Share:
    Basic - As Reported                          $0.94                $1.00                  $1.55             $1.47
    Basic - Pro Forma                            $0.94                $0.99                  $1.53             $1.45
    Diluted - As Reported                        $0.93                $0.99                  $1.53             $1.47
    Diluted - Pro Forma                          $0.92                $0.98                  $1.52             $1.44

Item 1. Financial Statements (Cont.)

“Net Income Available for Common Stock as Reported” in the pro forma information shown above includes compensation expense related to restricted stock awards. Such compensation expense amounted to $0.2 million and $0.3 million for the quarters ended March 31, 2004 and March 31, 2003, respectively. For the six months ended March 31, 2004 and March 31, 2003, compensation expense amounted to $0.5 million and $0.5 million, respectively.

Note 2 – Adjustment of Loss on Sale of Oil and Gas Producing Properties

During the quarter ended March 31, 2004, the Company recorded a $4.6 million earnings benefit related to the Company’s 2003 sale of Canadian oil properties. When the Company closed that transaction in September 2003, the initial proceeds it received were subject to adjustment based on actual working capital and the resolution of certain income tax matters. During the quarter ended March 31, 2004, the Company resolved those items with the buyer and, as a result, received an additional $4.6 million (U. S. dollars) of sales proceeds, which it recorded in the Adjustment of Loss on Sale of Oil and Gas Producing Properties line on the income statement.

Note 3 — Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                      2004                2003
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $61,455              $63,237
     State                                                                            16,696               15,595
     Foreign                                                                           5,024                4,088

  Deferred Income Taxes
     Federal                                                                        (10,068)              (8,760)
     State                                                                           (2,094)              (1,835)
     Foreign                                                                         (1,473)                5,587
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                     69,540                77,912

Other Income:
  Deferred Investment Tax Credit                                                       (348)                 (348)

Minority Interest in Foreign Subsidiaries                                              (130)               (1,192)
Cumulative Effect of Change in Accounting                                                 -                  (354)
---------------------------------------------------------------------------- ------------------- --------------------
Total Income Taxes                                                                   $69,062              $76,018
============================================================================ =================== ====================

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                      2004                2003
                                                                             ------------------- --------------------

U.S.                                                                                $164,635             $177,710
Foreign                                                                               30,696               16,888
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                    $195,331             $194,598
============================================================================ =================== ====================

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

Item 1. Financial Statements (Cont.)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                     2004                 2003
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                                $68,366             $68,109

Increase (reduction) in taxes resulting from:
  State income taxes                                                                    9,491               8,895
  Foreign tax differential                                                             (2,149)                (86)
  Foreign tax rate reduction (1)                                                       (5,174)                  -
  Miscellaneous                                                                        (1,472)               (900)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                   $69,062            $76,018
============================================================================ =================== ====================

(1)     During the quarter ended December 31, 2003, legislation was enacted in the Czech Republic which reduces the corporate statutory income tax rate from 31% to 24% over a three year period.

        Significant components of the Company’s deferred tax liabilities (assets) were as follows (in thousands):

                                                              At March 31, 2004             At September 30, 2003
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $533,761                     $519,578
  Other                                                               18,844                       21,532
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       552,605                      541,110
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                               (67,243)                     (48,701)
  Capital Loss Carryover                                             (16,948)                     (18,607)
  Other                                                              (70,631)                     (56,877)
------------------------------------------------------ --------------------------------- ----------------------------
                                                                    (154,822)                    (124,185)
  Valuation Allowance                                                  4,698                        6,357
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                           (150,124)                    (117,828)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $402,481                     $423,282
====================================================== ================================= ============================

        A capital loss carryover of $48.0 million existed at March 31, 2004, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 4 — Capitalization

Common Stock. During the six months ended March 31, 2004, the Company issued 493,576 shares of common stock under the Company’s stock and benefit plans.

Note 5 — Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2004, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $9.4 million to $10.4 million. The minimum liability of $9.4 million has been

Item 1. Financial Statements (Cont.)

recorded on the Consolidated Balance Sheet at March 31, 2004. Other than as discussed in Note G of the Company’s 2003 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could impact the Company.

        For further discussion, refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2003 Form 10-K.

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

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2003 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the Company’s 2003 Form 10-K.

Item 1.  Financial Statements (Cont.)

Quarter Ended March 31, 2004 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                                       Exploration                                      Total                       and
                             Pipeline      and                     Energy             Reportable                Intersegment      Total
                   Utility and Storage Production  International  Marketing  Timber    Segments    All Other    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers           $502,440   $35,120      $79,750     $48,453    $116,403   $15,222    $797,388     $4,290      $      -       $801,678

Intersegment
Revenues           $  5,914   $22,459      $     -     $     -    $      -   $     -    $ 28,373     $1,257      $(29,630)      $      -

Segment Profit:
Net Income         $ 33,123   $13,676      $18,735     $ 6,555    $  3,541   $ 1,463    $ 77,093     $  405      $   (443)      $ 77,055

  Six Months Ended March 31, 2004 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                                       Exploration                                      Total                       and
                             Pipeline      and                     Energy             Reportable                Intersegment      Total
                   Utility and Storage Production  International  Marketing  Timber    Segments    All Other    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers           $823,146   $62,866     $148,602     $90,600    $173,356   $28,553  $1,327,123     $7,068       $      -    $1,334,191

Intersegment
Revenues            $10,428   $44,731     $      -     $     -    $      -   $     -  $  55,159      $1,257       $(56,416)   $        -

Segment Profit:
Income Before
Cumulative
Effect of
Changes in
Accounting          $49,604   $24,170     $ 29,243     $14,593     $ 4,347   $ 3,220  $ 125,177      $  957       $    135    $  126,269

  Quarter Ended March 31, 2003 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                                       Exploration                                      Total                       and
                             Pipeline      and                     Energy             Reportable                Intersegment      Total
                   Utility and Storage Production  International  Marketing  Timber    Segments    All Other    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers           $504,625   $28,736      $84,513     $46,981    $125,900   $18,080    $808,835      $ 230      $      -      $809,065

Intersegment
Revenues            $ 7,616    $23,054      $     -     $     -    $      -   $     -    $ 30,670      $   -      $(30,670)     $      -

Segment Profit:
Net Income          $39,731    $12,565      $14,216     $ 5,591    $  4,612   $ 4,020    $ 80,735      $(126)     $    (71)     $ 80,538

  Six Months Ended March 31, 2003 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Corporate
                                       Exploration                                      Total                       and
                             Pipeline      and                     Energy             Reportable                Intersegment      Total
                   Utility and Storage Production  International  Marketing  Timber    Segments    All Other    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers           $794,697   $50,172     $157,983     $84,772    $168,576   $31,869  $1,288,069       $702      $       -      $1,288,771

Intersegment
Revenues            $12,359    $44,731     $      -     $     -    $      -   $     -  $   57,090       $  -      $ (57,090)     $        -

Segment Profit:
Income Before
Cumulative
Effect of
Changes in
Accounting          $59,008    $23,299     $ 23,026     $ 8,362    $  6,198   $ 7,741  $  127,634        $ 53      $   (216)     $ 127,471

Item 1. Financial Statements (Cont.)

Note 7 — Intangible Assets

The components of the Company’s intangible assets were as follows (in thousands):

                                                                             At March 31, 2004           At September 30, 2003
                                                                      ---------------------------------  ---------------------
                                                                       Gross                      Net           Net
                                                                      Carrying   Accumulated   Carrying       Carrying
At March 31, 2004 (Thousands)                                          Amount    Amortization   Amount         Amount

Intangible Assets Subject to Amortization
         Long-Term Transportation Contracts                           $ 8,580       $(1,247)   $ 7,333       $  7,867
         Long-Term Gas Purchase Contracts                              31,864        (1,044)    30,820         31,522
Intangible Assets Not Subject to Amortization
         Retirement Plan Intangible Asset                              10,275             -     10,275         10,275
                                                                      --------      --------   --------       --------
                                                                      $50,719       $(2,291)   $48,428        $49,664
                                                                      ========      ========   ========       ========

Aggregate Amortization Expense (Thousands)
         Three Months Ended March 31, 2004                            $   666
         Six Months Ended March 31, 2004                              $ 1,236

        Amortization expense for the long-term transportation contracts is estimated to be $0.5 million for the remainder of 2004 and $1.1 million annually for 2005, 2006, 2007 and 2008. Amortization in 2009 is estimated to be $0.5 million.

        Amortization expense for the long-term gas purchase contracts is estimated to be $0.8 million for the remainder of 2004 and $1.6 million annually for 2005, 2006, 2007, 2008 and 2009.

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands)

Three months ended March 31,

                                                           Retirement Plan           Other Post-Retirement Benefits
                                                          2004           2003               2004          2003
Service Cost                                            $3,649         $3,261            $ 1,649        $1,461
Interest Cost                                           10,141         10,242              6,885         6,531
Expected Return on Plan Assets                         (12,070)       (11,815)            (3,453)       (3,067)
Amortization of Prior Service Cost                         276            294                  1             1
Amortization of Transition Amount                            -           (929)             1,782         1,782
Amortization of Losses                                   2,360            558              5,381         3,716
Net Amortization and Deferral
 for Regulatory Purposes (Including
 Volumetric Adjustments) (1)                             3,893          2,489                952          (938)
                                                       --------       --------           --------      --------
Net Periodic Benefit Cost                               $8,249         $4,100            $13,197        $9,486
                                                       ========       ========           ========      ========

Item 1. Financial Statements (Concl.)

Six months ended March 31,

                                                           Retirement Plan           Other Post-Retirement Benefits
                                                          2004          2003              2004         2003
Service Cost                                            $7,299        $6,522           $ 3,298      $ 2,922
Interest Cost                                           20,282        20,484            13,770       13,062
Expected Return on Plan Assets                         (24,141)      (23,630)           (6,906)      (6,134)
Amortization of Prior Service Cost                         552           588                 2            2
Amortization of Transition Amount                            -        (1,858)            3,564        3,564
Amortization of Losses                                    4,719        1,116            10,763        7,432
Net Amortization and Deferral
 for Regulatory Purposes (Including
 Volumetric Adjustments) (1)                                614        3,326            (2,386)      (6,349)
                                                        --------     --------          --------     --------
Net Periodic Benefit Cost                                $9,325       $6,548           $22,105      $14,499
                                                        ========     ========          ========     ========

(1)     The Company's policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the seasonality of the Utility segment's business.

Employer Contributions

In 2004, the Company expects to contribute to its retirement plan and post-retirement benefit plan approximately $35.0 million and approximately $41.0 million, respectively. During the six months ended March 31, 2004, the Company has contributed to its retirement plan and post-retirement benefit plan $20.5 million and $28.4 million, respectively.

Medicare Law

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications. The Company’s Net Periodic Benefit Cost for other post-retirement benefits recorded in the three months and six months ended March 31, 2004 does not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and when that guidance is issued, it could require the Company to change information related to its actuarially determined Benefit Obligation and Net Periodic Benefit Cost for other post-retirement benefits.

Nonqualified Defined Benefit Plan

In January 2004, a participant of the Company’s nonqualified defined benefit plan received a $23.0 million lump sum payment under a provision of an agreement previously entered into between the Company and the participant. Under GAAP, this payment was considered to be a partial settlement of the projected benefit obligation of the plan. Accordingly, GAAP required that the pro rata portion of the plan’s unrecognized actuarial losses resulting from experience different from that assumed and from changes in assumptions be currently recognized. Therefore, $9.9 million before tax ($6.4 million, after tax) was recognized as a settlement expense (included in Operation and Maintenance Expense on the income statement) during the quarter ended March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2003 Form 10-K. There have been no subsequent changes to that disclosure.

Earnings

The Company’s earnings were $77.1 million for the quarter ended March 31, 2004 compared to earnings of $80.5 million for the quarter ended March 31, 2003. The decrease in earnings of $3.4 million is the result of lower earnings in the Utility, Timber and Energy Marketing segments, partially offset by higher earnings in the Exploration and Production, Pipeline and Storage, and International segments, as shown in the table below. Earnings for the quarter ended March 31, 2004 included $6.4 million (after tax) of expense, allocated among all segments, associated with the settlement of a pension obligation. Refer to further discussion in Capital Resources and Liquidity under Operating Cash Flow. Also, the Exploration and Production segment’s earnings included a $4.6 million (after tax) benefit related to the Company’s September 2003 sale of Canadian oil properties.

                The Company’s earnings were $126.3 million for the six months ended March 31, 2004 compared to earnings of $118.6 million for the six months ended March 31, 2003. The increase in earnings of $7.7 million was primarily the result of higher earnings in the International, Exploration and Production, and Pipeline and Storage segments, offset by lower earnings in the Utility, Timber, and Energy Marketing segments, as shown in the table below. Earnings in the International segment for the six months ended March 31, 2004 included a $5.2 million reduction to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. Also, International segment earnings for the six months ended March 31, 2003 included a reduction to earnings in the amount of $8.3 million representing the cumulative effect of a change in accounting for goodwill. As mentioned above, earnings for the six months ended March 31, 2004 also included $6.4 million (after tax) of expense associated with the settlement of a pension obligation and a $4.6 million (after tax) benefit to earnings related to the Company’s September 2003 sale of Canadian oil properties.

                 Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                     March 31,                                   March 31,
------------------------------------ ------------------------------------------- -------------------------------------------
                                                                   Increase/                                   Increase/
(Thousands)                                 2004          2003    (Decrease)            2004          2003    (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                  $33,123       $39,731         $(6,608)      $49,604       $59,008        $(9,404)
Pipeline and Storage                      13,676        12,565           1,111        24,170        23,299            871
Exploration and Production                18,735        14,216           4,519        29,243        22,389          6,854
International                              6,555         5,591             964        14,593           107         14,486
Energy Marketing                           3,541         4,612          (1,071)        4,347         6,198         (1,851)
Timber                                     1,463         4,020          (2,557)        3,220         7,741         (4,521)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Reportable Segments               77,093        80,735          (3,642)      125,177       118,742          6,435
All Other                                    405          (126)            531           957            53            904
Corporate                                   (443)          (71)           (372)          135          (216)           351
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Consolidated                    $77,055       $80,538         $(3,483)     $126,269      $118,579         $7,690
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility

Utility Operating Revenues
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(Thousands)                          2004         2003        (Decrease)       2004          2003        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales Revenues:
    Residential                    $377,241       $373,160        $4,081     $603,472       $581,145        $22,327
    Commercial                       68,946         69,259          (313)     106,284        104,099          2,185
    Industrial                        5,705          6,238          (533)      10,000         13,072         (3,072)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                    451,892        448,657          3,235     719,756        698,316         21,440
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                   28,298         31,767         (3,469)     63,202         58,075          5,127
  Transportation                     30,164         33,721         (3,557)     50,480         56,232         (5,752)
  Other                              (2,000)        (1,904)           (96)        136         (5,567)         5,703
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                   $508,354       $512,241        $(3,887)   $833,574       $807,056        $26,518
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Utility Throughput
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(million cubic feet - MMcf)           2004        2003        (Decrease)        2004         2003        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales:
    Residential                      34,459         36,688        (2,229)       54,893         59,568          (4,675)
    Commercial                        6,607          7,203          (596)       10,207         11,298          (1,091)
    Industrial                          658            936          (278)        1,253          2,246            (993)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     41,724         44,827        (3,103)       66,353         73,112          (6,759)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                    4,190          4,342          (152)       10,104          9,609             495
  Transportation                     23,075         24,463        (1,388)       37,674         40,986          (3,312)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     68,989         73,632        (4,643)      114,131        123,707          (9,576)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                 Percent
                                                                                           Colder (Warmer) Than
Three Months Ended                                                                    --------------------------------
March 31                              Normal          2004              2003              Normal         Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               3,364          3,463             3,619                2.9             (4.3)
Erie                                  3,176          3,283             3,459                3.4             (5.1)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               5,624          5,590             6,002               (0.6)           (6.9)
Erie                                  5,257          5,205             5,686               (1.0)           (8.5)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

2004 Compared with 2003

Operating revenues for the Utility segment decreased $3.9 million for the quarter ended March 31, 2004 as compared with the quarter ended March 31, 2003. The decrease is attributable primarily to lower transportation revenues and lower off-system sales revenues. Transportation revenues decreased because of lower volumes being transported as a result of warmer weather. Off-system sales revenues decreased because of lower prices and volumes. However, due to profit sharing with retail customers, any margins resulting from off-system sales are minimal. Partially offsetting these decreases, retail gas sales revenues increased largely due to the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues), which more than offset the decrease in retail gas sales revenues resulting from lower volumes (due to warmer weather, as shown in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the degree day table above). Also, on January 15, 2004, Distribution Corporation implemented the October 16, 2003 Settlement Agreement with the Pennsylvania Public Utility Commission (PaPUC), which among other things, provided for a $3.5 million annual base rate increase in revenues. For the quarter ended March 31, 2004, the base rate adjustment contributed $1.1 million to the increase. Other revenues did not change significantly. The quarter ended March 31, 2003 included a reduction to revenues associated with an estimated refund provision amounting to $2.6 million, which did not recur in the quarter ended March 31, 2004. However, this benefit to other operating revenues was largely offset by regulatory revenue adjustments which reduced revenues by $1.5 million. The refund provision related to a three-year rate settlement approved by the State of New York Public Service Commission (NYPSC), which extended from October 1, 2000 to September 30, 2003. In accordance with the settlement, the Utility segment was required to share with customers 50% of earnings above a predetermined level. As discussed further in the “Rate Matters” section of this Item, the settlement with the NYPSC was extended for a one-year period commencing October 1, 2003.

        Operating revenues for the Utility segment increased $26.5 million for the six months ended March 31, 2004 as compared with the six months ended March 31, 2003. The increase is primarily attributable to higher retail gas sales revenues. The increase in retail gas sales revenues was largely a function of the recovery of higher gas costs, which more than offset lower retail sales volumes, as shown above. Warmer weather was the major factor in the decrease in retail sales volumes. The base rate increase in Pennsylvania, as discussed above, also contributed to the revenue increase. Greater off-system sales volumes and higher gas prices for such sales contributed to an increase in off-system sales revenues. However, as mentioned above, margins resulting from off-system sales are minimal. Partially offsetting these increases, transportation revenues decreased because of lower volumes being transported as a result of warmer weather. Other revenues increased primarily because the six months ended March 31, 2003 included a reduction to revenues associated with an estimated refund provision amounting to $8.1 million, which did not recur in the six months ended March 31, 2004. Regulatory revenue adjustments of $1.8 million partially offset the positive impact to revenues of not recording a refund provision during the six months ended March 31, 2004. The estimated refund provision related to the three-year rate settlement discussed above.

        The Utility segment’s earnings for the quarter ended March 31, 2004 were $33.1 million, a decrease of $6.6 million when compared with the quarter ended March 31, 2003. In the New York jurisdiction, earnings decreased by $4.6 million principally due to a $2.8 million (after tax) decrease in margin on retail sales and transportation services and a $4.2 million (after tax) increase in operation and maintenance expense. Approximately, $1.7 million (after tax) of the decrease in margin was caused by out-of-period regulatory revenue and gas cost adjustments. The remainder of the margin decrease ($1.1 million after tax) is consistent with the Company’s expectation of a decline in usage due to customer conservation efforts. The rise in operation and maintenance expense was driven mostly by pension and post retirement expense, which increased as the result of the one-year settlement extension (referred to above), which requires the Company to record an additional $8.0 million (before tax) of pension and post retirement expense for the year ended September 30, 2004 without a corresponding increase in revenues. The rise in operation and maintenance expense also includes $1.2 million (after tax) of expense associated with the settlement of a pension obligation. Somewhat offsetting the impact of the above items was lower interest expense ($0.7 million after tax) and the fact that earnings for the quarter ended March 31, 2003 included a $1.7 million (after tax) refund provision recorded under the previously mentioned earnings sharing mechanism. No such refund provision was required for the quarter ended March 31, 2004. For the Pennsylvania Division, earnings decreased by $2.0 million mostly due to weather, which was 5.1% warmer than the prior year. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarters ended March 31, 2004 and 2003, the WNC reduced earnings by approximately $0.5 million and $3.1 million, respectively, since those quarters were colder than normal. Pennsylvania earnings were also negatively impacted by $1.0 million (after tax) of expense associated with the settlement of a pension obligation.

        The Utility segment’s earnings for the six months ended March 31, 2004 were $49.6 million, a decrease of $9.4 million when compared with the earnings of $59.0 million for the six months ended March 31, 2003. In

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the New York jurisdiction, earnings decreased by $6.1 million principally due to an $8.1 million (after tax) increase in operation and maintenance expense and a $4.6 million (after tax) decrease in margin on retail sales and transportation services. Approximately $1.2 million (after tax) of the increase in operation and maintenance expense was related to the settlement of a pension obligation, as discussed above. The remainder of the increase in operation and maintenance expense was driven mostly by an increase in pension and post retirement expense, as discussed above, combined with higher bad debt expense. The decrease in margin was largely due to out-of-period regulatory revenue and gas cost adjustments amounting to $2.3 million (after tax) combined with a decline in usage amounting to $1.8 million (after tax). Partially offsetting these decreases was lower interest expense of $0.9 million (after tax) and the fact that earnings for the six months ended March 31, 2003 included a $5.3 million (after tax) refund provision recorded under the previously mentioned earnings sharing mechanism. No such refund provision was required for the six months ended March 31, 2004. For the Pennsylvania jurisdiction, earnings decreased by $3.3 million mostly due to weather, which was 8.5% warmer than the prior year. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. For the six months ended March 31, 2004, the WNC did not have a significant impact on earnings as the weather was close to normal. For the six months ended March 31, 2003, the WNC reduced earnings by $3.9 million since it was colder than normal. Pennsylvania earnings were also negatively impacted by $1.0 million (after tax) of expense associated with the settlement of a pension obligation.

Pipeline and Storage

Pipeline and Storage Operating Revenues
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                  March 31,
------------------------------------ ---------------------------------------- -------------------------------------------

                                                                Increase/                                   Increase/
(Thousands)                             2004         2003       (Decrease)        2004           2003       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $32,773      $28,383         $4,390         $63,264      $50,196        $13,068
Interruptible Transportation                733        1,155           (422)          1,538        1,502             36
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         33,506       29,538          3,968          64,802       51,698         13,104
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     16,074       15,859            215          31,831       31,628            203
Other                                     7,999        6,393          1,606          10,964       11,577           (613)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $57,579      $51,790         $5,789        $107,597      $94,903        $12,694
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Pipeline and Storage Throughput
---------------------------------- ---------------------------------------- ---------------------------------------
                                             Three Months Ended                       Six Months Ended
                                                 March 31,                                March 31,
---------------------------------- ---------------------------------------- ---------------------------------------

                                                              Increase/                               Increase/
(million cubic feet - MMcf)            2004         2003      (Decrease)       2004        2003      (Decrease)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
Firm Transportation                   129,444      130,453        (1,009)     218,211     215,148        3,063
Interruptible Transportation            1,861        3,524        (1,663)       3,896       4,314         (418)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
                                      131,305      133,977        (2,672)     222,107     219,462        2,645
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------

2004 Compared with 2003

Operating revenues for the Pipeline and Storage segment increased $5.8 million and $12.7 million, respectively, for the quarter and six months ended March 31, 2004 as compared with the quarter and six months ended March 31, 2003. The acquisition of Empire State Pipeline (Empire) from Duke Energy Corporation on February 6, 2003 was a significant factor in these revenue increases. For the quarter and six months ended March 31, 2004, Empire recorded transportation revenues of $9.9 million and $18.1 million, respectively. From February 6, 2003 to March 31, 2003, Empire recorded transportation revenues of $5.8 million. Additionally, revenues from unbundled pipeline sales and open access transportation, which are reported as part of other revenues in the table above, increased $3.6 million and $1.8 million, respectively, for the quarter and six months ended March 31, 2004. Partially offsetting these increases, cashout revenues decreased $1.2 million and $1.0 million,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

respectively, for the quarter and six months ended March 31, 2004. Cashout revenues are included in other revenues in the table above. Cashout revenues represent a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper. Cashout revenues are offset by purchased gas expense.

        The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2004 were $13.7 million, an increase of $1.1 million when compared with earnings of $12.6 million for the quarter ended March 31, 2003. As discussed above, the earnings impact of higher revenues from unbundled pipeline sales and open access transportation of $2.3 million (after tax) and $0.9 million of increased earnings from Empire were the main factors in this increase. Offsetting that increase was $2.0 million (after tax) of expense associated with the settlement of a pension obligation.

        The Pipeline and Storage segment’s earnings for the six months ended March 31, 2004 were $24.2 million, an increase of $0.9 million when compared with earnings of $23.3 million for the six months ended March 31, 2003. This increase can be attributed primarily to the earnings impact of an increase in revenues from unbundled pipeline sales and open access transportation of $1.2 million (after tax) as well as the increased earnings contribution from Empire of $2.3 million. Offsetting that increase was $2.0 million (after tax) of expense associated with the settlement of a pension obligation.

Exploration and Production

Exploration and Production Operating Revenues
----------------------------------- ---------------------------------------- -----------------------------------------
                                              Three Months Ended                        Six Months Ended
                                                  March 31,                                 March 31,
----------------------------------- ---------------------------------------- -----------------------------------------
                                                               Increase/                                 Increase/
(Thousands)                               2004         2003     (Decrease)          2004         2003    (Decrease)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
  Gas (after Hedging)                  $46,487      $41,986         $ 4,501      $ 86,292     $ 77,748        $ 8,544
  Oil (after Hedging)                   30,936       40,867          (9,931)       58,655       77,496        (18,841)
  Gas Processing Plant                   7,286        8,011            (725)       13,629       14,572           (943)
  Other                                    600          141             459           766         (321)         1,087
  Intrasegment Elimination *            (5,559)      (6,492)            933       (10,740)     (11,512)           772
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                       $79,750      $84,513         $(4,763)     $148,602     $157,983        $(9,381)
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

----------------------------------------- -------------------------------------- --------------------------------------
Production Volumes                                 Three Months Ended                      Six Months Ended
                                                       March 31,                              March 31,
----------------------------------------- -------------------------------------- --------------------------------------
                                                                   Increase/                              Increase/
                                              2004        2003    (Decrease)          2004        2003    (Decrease)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Gas Production (million cubic feet
-MMcf)
  Gulf Coast                                 4,823       5,201            (378)      9,487      10,559        (1,072)
  West Coast                                 1,004       1,104            (100)      2,000       2,301          (301)
  Appalachia                                 1,335       1,300              35       2,685       2,388           297
  Canada                                     1,613       1,525              88       3,296       3,031           265
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             8,775       9,130            (355)     17,468      18,279          (811)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Oil Production (thousands of barrels)
  Gulf Coast                                   412         401              11         789         791            (2)
  West Coast                                   680         731             (51)      1,362       1,467          (105)
  Appalachia                                     4           2               2          11           4             7
  Canada                                        81         604            (523)        164       1,244        (1,080)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             1,177       1,738            (561)      2,326       3,506        (1,180)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                        Six Months Ended
                                                        March 31,                               March 31,
----------------------------------------- --------------------------------------- ----------------------------------------
                                                                    Increase/                                Increase/
                                               2004        2003    (Decrease)           2004         2003    (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $5.76       $6.60         $(0.84)        $5.26        $5.38        $(0.12)
  West Coast                                  $5.42       $5.75         $(0.33)        $5.22        $4.87        $ 0.35
  Appalachia                                  $6.27       $4.83          $1.44         $5.71        $4.28         $1.43
  Canada                                      $4.99       $5.41         $(0.42)        $4.78        $4.50         $0.28
  Weighted Average                            $5.66       $6.04         $(0.38)        $5.24        $5.02         $0.22
  Weighted Average After Hedging              $5.30       $4.60          $0.70         $4.94        $4.25         $0.69

Average Oil Price/bbl
  Gulf Coast                                 $33.81      $32.41          $1.40        $31.75       $29.74         $2.01
  West Coast                                 $30.80      $29.98          $0.82        $28.68       $26.87         $1.81
  Appalachia                                 $30.21      $27.73          $2.48        $28.32       $27.61         $0.71
  Canada                                     $29.84      $30.32         $(0.48)       $28.01       $26.57         $1.44
  Weighted Average                           $31.79      $30.65          $1.14        $29.67       $27.41         $2.26
  Weighted Average After Hedging             $26.30      $23.51          $2.79        $25.22       $22.11         $3.11
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2004 Compared with 2003

Operating revenues for the Exploration and Production segment decreased $4.8 million for the quarter ended March 31, 2004 as compared with the quarter ended March 31, 2003. Oil production revenue after hedging decreased $9.9 million due to a 561,000 barrel decline in production offset partly by higher weighted average prices after hedging ($2.79 per barrel). Canadian oil production decreased by approximately 523,000 barrels, which was mostly the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties. Gas production revenue after hedging increased $4.5 million. Increases in the weighted average price of gas after hedging ($0.70 per Mcf) more than offset an overall decrease in gas production. Most of the decrease in gas production occurred in the Gulf Coast of Mexico (a 378 MMcf decline), which is consistent with the expected decline rates in the region.

        Operating revenues for the Exploration and Production segment decreased $9.4 million for the six months ended March 31, 2004 as compared with the six months ended March 31, 2003. Oil production revenue after hedging decreased $18.8 million due to a 1,180,000 barrel decline in production offset partly by higher weighted average prices after hedging ($3.11 per barrel). Canadian oil production decreased by approximately 1,080,000 barrels, which was mostly the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties. Gas production revenue after hedging increased $8.5 million. Increases in the weighted average price of gas after hedging ($0.69 per Mcf) more than offset an overall decrease in gas production. Most of the decrease in gas production occurred in the Gulf Coast of Mexico (a 1,072 MMcf decline), which is consistent with the expected decline rates in the region.

        The Exploration and Production segment’s earnings for the quarter ended March 31, 2004 were $18.7 million, an increase of $4.5 million when compared with earnings of $14.2 million for the quarter ended March 31, 2003. The increase includes a $4.6 million earnings benefit related to the Company’s September 2003 sale of Canadian oil properties located in Southeast Saskatchewan. When the transaction closed, the initial proceeds received were subject to an adjustment based on actual working capital and the resolution of certain income tax matters. During the quarter ended March 31, 2004, those items were resolved with the buyer and, as a result, the Company received an additional $4.6 million (U.S. dollars) of sales proceeds, which is recorded in the Adjustment of Loss on Sale of Oil and Gas Producing Properties line on the income statement. Additionally, the increase in earnings reflects decreases in depletion and lease operating expense of $1.9 million (after tax) and $3.9 million (after tax), respectively. A $3.5 million (after tax) decrease in oil and gas revenues, discussed above, and a $2.3 million increase in income tax expense due to a higher effective tax rate partially offset the favorable earnings impact of the additional sales proceeds, lower depletion and lower lease operating

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

expenses. The decreases in depletion and lease operating expenses were principally the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties. The higher effective rate resulted from the elimination of cross-border intercompany loans as a result of the sale of the Company’s Southeast Saskatchewan oil properties.

        The Exploration and Production segment’s earnings for the six months ended March 31, 2004 were $29.2 million, an increase of $6.8 million when compared with earnings of $22.4 million for the quarter ended March 31, 2003. The increase includes a $4.6 million earnings benefit related to the Company’s fiscal 2003 sale of Canadian oil properties, as discussed above. Additionally, decreases in depletion, lease operating, and interest expense of $3.9 million (after tax), $6.6 million (after tax), and $1.2 million (after tax), respectively, more than offset a $6.7 million (after tax) decrease in oil and gas revenues, discussed above, and a $3.6 million increase in income tax expense due to a higher effective tax rate. The decrease in depletion and lease operating expenses was principally the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties. The decrease in interest expense was the result of lower debt balances. The higher effective tax rate resulted from the elimination of cross-border intercompany loans, as discussed above. Also contributing to the increase was the fact that earnings for the six months ended March 31, 2003 included a reduction to earnings in the amount of $0.6 million representing the cumulative effect of a change in accounting for plugging and abandonment costs that did not recur in the six months ended March 31, 2004.

International

International Operating Revenues
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                                     Increase/                                   Increase/
(Thousands)                                   2004          2003    (Decrease)            2004          2003    (Decrease)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

   Heating                                 $38,129       $36,718          $1,411       $69,310       $64,873          $4,437
   Electricity                               9,102         9,103              (1)       19,163        18,032           1,131
   Other                                     1,222         1,160              62         2,127         1,867             260
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                           $48,453       $46,981          $1,472       $90,600       $84,772          $5,828
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

International Heating and Electric Volumes
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------------------------------------- -------------------------------------------

                                              2004          2003    (Decrease)            2004          2003     (Decrease)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

   Heating Sales (Gigajoules) (1)        3,673,873     3,824,337       (150,464)     6,744,185     7,059,200       (315,015)
   Electricity Sales
     (megawatt hours)                      266,169       312,959        (46,790)       581,921       597,048        (15,127)

-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
 (1) Gigajoules = one billion joules.  A joule is a unit of energy.

2004 Compared with 2003

Operating revenues for the International segment increased $1.5 million and $5.8 million for the quarter and six months ended March 31, 2004 as compared with the quarter and six months ended March 31, 2003. Heating and electric volumes were down as a result of warmer weather, which was approximately 3% warmer than the prior year. Overall, although revenues in Czech korunas (CZK) were lower compared with the prior year, an increase in the value of the CZK as compared to the U.S. dollar caused operating revenues denominated in U.S. dollars to increase.

        The International segment's earnings for the quarter ended March 31, 2004 were $6.6 million, an increase of $1.0 million when compared with earnings of $5.6 million for the quarter ended March 31, 2003. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

increase can be attributed to slightly higher margins, mostly due to an increase in the value of the CZK as compared to the U.S. dollar. Also contributing to the increase were lower operation and maintenance and interest expenses.

        The International segment’s earnings for the six months ended March 31, 2004 were $14.6 million, an increase of $14.5 million when compared with earnings of $0.1 million for the six months ended March 31, 2003. The increase can partly be attributed to a $5.2 million benefit to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. During the quarter ended December 31, 2003, the government in the Czech Republic enacted legislation that gradually reduces the corporate statutory income tax from 31% to 24% (the reduction will be phased in over a three-year period). In accordance with accounting principles generally accepted in the United States of America (GAAP), the full $5.2 million benefit resulting from the change in the income tax rate was reflected as a reduction to deferred income tax expense in December 2003. Also contributing to the earnings increase, the six months ended March 31, 2003 included a non-recurring $8.3 million impairment charge resulting from the Company’s change in accounting for goodwill. The remaining earnings increase can be attributed to lower interest expense and an increase in the value of the CZK compared to the U.S. dollar.

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- -----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                   March 31,
----------------------------------- -------------------------------------------- -----------------------------------------
                                                                   Increase/                                 Increase/
(Thousands)                                2004           2003    (Decrease)           2004          2003    (Decrease)
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Natural Gas (after Hedging)            $116,399       $125,860        $(9,461)     $173,327      $168,534        $4,793
Other                                         4             40            (36)           29            42           (13)
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------
                                       $116,403       $125,900        $(9,497)     $173,356      $168,576        $4,780
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                  March 31,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
                                           2004           2003    (Decrease)          2004          2003    (Decrease)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Natural Gas - (MMcf)                     16,429         18,987         (2,558)      25,990        26,471         (481)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

2004 Compared with 2003

Operating revenues for the Energy Marketing segment decreased $9.5 million and increased $4.8 million, respectively, for the quarter and six months ended March 31, 2004, as compared with the quarter and six months ended March 31, 2003. The decrease for the quarter ended March 31, 2004 primarily reflects lower gas sales revenue due to lower throughput, which was the result of warmer weather and the loss of several large volume customers. The increase for the six months ended March 31, 2004 reflects higher gas sales revenue due to an increase in the price of natural gas. As mentioned above, warmer weather and the loss of several large volume customers partially offset this increase.

        Earnings in the Energy Marketing segment decreased $1.1 million and $1.9 million, respectively, for the quarter and six months ended March 31, 2004 as compared with the quarter and six months ended March 31, 2003. These decreases primarily reflect lower margins on gas sales caused by warmer weather, the loss of several large volume customers and the current high commodity pricing environment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2004          2003    (Decrease)             2004          2003    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                             $6,225      $ 10,730       $(4,505)         $12,399       $18,449        $(6,050)
Green Lumber Sales                     1,508         1,980          (472)           3,119         3,561           (442)
Kiln Dry Lumber Sales                  7,164         5,095         2,069           12,532         9,310          3,222
Other                                    325           275            50              503           549            (46)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $15,222       $18,080       $(2,858)         $28,553       $31,869        $(3,316)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2004          2003    (Decrease)             2004          2003    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                              1,992         3,161        (1,169)           3,816         5,737         (1,921)
Green Lumber Sales                     2,528         3,853        (1,325)           5,198         7,017         (1,819)
Kiln Dry Lumber Sales                  3,976         3,307           669            7,085         6,081          1,004
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                       8,496        10,321        (1,825)          16,099        18,835         (2,736)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

2004 Compared with 2003

Operating revenues for the Timber segment decreased $2.9 million and $3.3 million, respectively, for the quarter and six months ended March 31, 2004, as compared with the quarter and six months ended March 31, 2003. The decrease in log sales was principally due to the Company’s August 2003 sale of approximately 70,000 acres of low cost basis timber property. Partially offsetting this decrease was a $2.1 million and $3.2 million increase for the quarter and six months ended March 31, 2004, respectively, in the sale of kiln dry lumber, which was caused by an increase in activity at the Company’s mill operations. As a result of the sale discussed above, a larger percentage of timber processed in the Company’s facilities is now purchased from third parties.

        Earnings in the Timber segment decreased $2.6 million and $4.5 million, respectively, for the quarter and six months ended March 31, 2004, as compared with the quarter and six months ended March 31, 2003. The decrease was principally due to the sale of 70,000 acres of timber property as mentioned above. Sales of cherry logs, which command the highest margins, decreased by approximately 986,000 board feet or 47% from the prior quarter and 1.3 million board feet or 37% from the prior six months ended March 31, 2003. While kiln dry lumber sales increased, this benefit was largely offset by an increase in costs associated with purchased timber.

Income from Unconsolidated Subsidiaries

The Company’s unconsolidated subsidiaries consist of equity method investments that Horizon Power has made in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City), and Energy Systems North East, LLC (ESNE). The Company has 50% ownership interest in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. Seneca Energy, Model City, and ESNE sell electricity into the New York power grid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Income from unconsolidated subsidiaries decreased $0.3 million and $0.4 million, respectively, for the quarter and six months ended March 31, 2004 as compared with the quarter and six months ended March 31, 2003. For the quarter, these decreases are due to decreases in income from the Company’s investments in Seneca Energy, ESNE, and Model City of approximately $0.1 million each. For the six month period, the $0.4 million decrease is largely attributable to the decrease in Seneca Energy’s income.

Interest Charges

Interest on long-term debt decreased $2.3 million and $2.4 million, respectively, for the quarter and six months ended March 31, 2004 as compared with the quarter and six months ended March 31, 2003. For the quarter, the decrease can be attributed primarily to lower average amounts of long-term debt outstanding. For the six month period, the decrease can be attributed primarily to lower weighted average interest rates.

        Other interest charges decreased $1.9 million and $2.8 million, respectively, for the quarter and six months ended March 31, 2004 as compared with the quarter and six months ended March 31, 2003. These decreases resulted mainly from a decrease in the average amount of short-term debt outstanding.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month period ended March 31, 2004 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock and benefit plans.

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, cumulative effect of changes in accounting, income or loss from unconsolidated subsidiaries net of cash distributions, adjustment of loss on sale of oil and gas producing properties, and minority interest in foreign subsidiaries.

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

        The storage gas inventory normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the last-in, first-out (LIFO) method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets and is included under the caption “Other Accruals and Current Liabilities.” The reserve is reduced as the inventory is replenished.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Net cash provided by operating activities totaled $286.7 million for the six months ended March 31, 2004, an increase of $46.6 million compared with $240.1 million provided by operating activities for the six months ended March 31, 2003. Lower working capital requirements in the Utility segment was the main reason for this increase. Partially offsetting this increase, the Corporate operation experienced a significant cash outflow in January 2004 due to a $23.0 million lump sum payment to a participant of the Company’s nonqualified defined benefit plan under a provision of an agreement previously entered into between the Company and the participant. Under GAAP, this payment was considered to be a partial settlement of the projected benefit obligation of the plan. Accordingly, GAAP required that the pro rata portion of the plan’s unrecognized actuarial losses resulting from experience different from that assumed and from changes in assumptions ($9.9 million before tax; $6.4 million after tax) be recognized as a settlement expense during the quarter ended March 31, 2004, as discussed above in Results of Operations.

Investing Cash Flow

Expenditures for Long-Lived Assets. Expenditures for long-lived assets include additions to property, plant and equipment.

        The Company’s expenditures for long-lived assets totaled $88.9 million during the six months ended March 31, 2004. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Six Months Ended March 31, 2004
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                         Total
                                                                    Expenditures for
                                                                    Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                                             $26.0
      Pipeline and Storage                                                  8.6
      Exploration and Production                                           45.1
      International                                                         2.7
      Timber                                                                1.9
      All Other and Corporate                                               4.6
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                          $88.9
   -------------------------------------- ---------------------- ----------------------- -----------------------

Utility

The majority of the Utility capital expenditures for the six months ended March 31, 2004 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment’s transmission and storage systems.

        In February 2004, the Company announced plans to expand its natural gas pipeline operations to serve new markets in New York and the Northeast by extending the Empire State Pipeline.* This proposed extension project will provide an upstream supply link for the Millennium Phase I Pipeline and will transport natural gas supplies to downstream customers, including KeySpan Energy Corp., which plans to be a major shipper.* The pipeline extension will be designed to move at least 250 MMCF of natural gas per day.* The preliminary cost for developing the project is estimated at $140 million and the targeted in-service date for this pipeline expansion is late in calendar 2006.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2004 included approximately $19.2 million (U.S. Dollar equivalent) for Canada, $13.3 million for the Gulf Coast region ($13.0 million for the off-shore program in the Gulf of Mexico), $8.1 million for the West Coast region and $4.5 million for the Appalachian region. These amounts included approximately $4.4 million spent to develop proved undeveloped reserves.

International

The majority of the International segment capital expenditures for the six months ended March 31, 2004 were concentrated on improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures for the six months ended March 31, 2004 were made for purchases of equipment for Highland’s sawmill and kiln operations.

        The Company continuously evaluates capital expenditures and possible investments in corporations and other entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

Consolidated short-term debt decreased $5.4 million during the six months ended March 31, 2004. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At March 31, 2004, the Company had outstanding short-term notes payable to banks and commercial paper of $64.6 million and $48.2 million, respectively. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $400.0 million, is revocable at the option of the financial institution and is reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 26, 2004 and $110.0 million is committed to the Company through September 30, 2005.

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. At March 31, 2004, the Company’s debt to capitalization ratio (as calculated under the facility) was .53. The constraints specified in the committed credit facility would permit an additional $252.7 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .625. If a downgrade in any of the Company’s credit ratings were to occur,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at March 31, 2004, the Company would have been permitted to issue up to a maximum of $555.0 million in additional long-term unsecured indebtedness at then-current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s indenture pursuant to which $499.0 million (or 40%) of the Company’s long-term debt (as of March 31, 2004) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

        The Company’s $220.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility and would restrict the Company’s ability to borrow under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2004, the Company had no debt outstanding under the committed credit facility.

        The Company also has authorization from the SEC, under the Holding Company Act, to issue long-term debt securities and equity securities in an aggregate amount of up to $1.5 billion during the order’s authorization period, which commenced in November 2002 and extends to December 31, 2005. The Company has an effective registration statement on file with the SEC under which it has available capacity to issue an additional $550.0 million of debt and equity securities under the Securities Act of 1933. The Company may sell all or a portion of the remaining registered securities if warranted by market conditions and the Company’s capital requirements (subject to the debt to capitalization ratio constraints noted above). Any offer and sale of the above mentioned $550.0 million of debt and equity securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

        The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, credit facility requirements, indenture requirements, regulatory authorizations and the capital requirements of the Company.

Off-Balance Sheet Arrangements

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $25.4 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $10.8 million. The Company has guaranteed 50%, or $5.4 million of these capital lease commitments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Contractual Obligations

The following table summarizes the Company’s contractual financial commitments at March 31, 2004 and the twelve-month periods over which they occur:

-------------------------------------- -----------------------------------------------------------------------------------------
                                                                 Payments by Expected Maturity Dates
                                       -----------------------------------------------------------------------------------------
(Millions of Dollars)                       2004-      2005-        2006-    2007-         2008-
                                            2005       2006         2007     2008          2009       Thereafter         Total
-------------------------------------- ----------- ----------- ----------- ----------- ----------- --------------- -------------
Long-Term Debt                             114.0       14.0         11.7      9.3          308.8         796.4         $1,254.2
Short-Term Bank Notes                       64.6          -            -        -              -             -             64.6
Commercial Paper                            48.2          -            -        -              -             -             48.2
Operating Lease Commitments                  6.7        5.3          3.9      3.2            2.7           3.6             25.4
Capital Lease Commitments                    0.8        1.0          1.0      0.7            0.7           1.2              5.4
-------------------------------------- ----------- ----------- ----------- ----------- ----------- --------------- -------------

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

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) (collectively, “Parties”) that established rates for the three-year period ending September 30, 2003. For a complete discussion of this Agreement, refer to “Rate Matters” in Item 7 of the Company’s 2002 Form 10-K. On July 25, 2003, the Parties and other interests executed a settlement agreement (Settlement) to extend the terms of the Agreement and Distribution Corporation’s restructuring plan one year commencing October 1, 2003. The Settlement was approved by the NYPSC in an order issued on September 18, 2003. As approved, the Settlement continued existing base rates, but reduced the level above which earnings are shared 50/50 with customers from the previous 11.5% return on equity to 11.0%. In addition, the Settlement increased the combined pension and other post employment benefit expense by $8.0 million, without a corresponding increase in revenues. Most other features of Distribution Corporation’s service remained largely unchanged. Distribution Corporation is

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

engaging in confidential settlement negotiations with the NYPSC and other parties concerning, among other things, its revenue requirement for the year ending September 30, 2005.

On September 20, 2001, the NYPSC issued an order under which Distribution Corporation was directed to show cause why an action for penalties of $19.0 million should not be commenced against it for alleged violations of consumer protection requirements. On December 3, 2001, Distribution Corporation filed its response which vigorously asserted that the allegations lack merit. Distribution continues to so believe. The adoption of a procedural schedule has been adjourned because the major parties to the proceeding are involved in settlement discussions which are confidential pursuant to NYPSC rules. A settlement proposal, to which the Commission is a necessary party, is before the Commission for consideration. For a discussion of related legal matters, refer to Part II, Item 1, “Legal Proceedings.”

Pennsylvania Jurisdiction

On April 16, 2003, Distribution Corporation filed a request with the PaPUC to increase annual operating revenues by $16.5 million to cover increases in the cost of providing service, to be effective June 15, 2003. The PaPUC suspended the effective date to January 15, 2004. Distribution Corporation filed this request for several reasons including increases in the costs associated with Distribution Corporation’s ongoing construction program as well as increases in uncollectible accounts and personnel expenses. On October 16, 2003, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who, on November 17, 2003 issued a decision recommending adoption of the settlement. The settlement provides for a base rate increase of $3.5 million and authorizes deferral accounting for pension and other post-employment benefit expenses. The settlement was approved by the PaPUC on December 18, 2003, and rates became effective January 15, 2004.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

        On November 25, 2003, the FERC issued Order 2004 “Standards of Conduct for Transmission Providers”, which it clarified in Order 2004-A on April 16, 2004. Order 2004 regulates the conduct of transmission providers (such as Supply Corporation) with their energy affiliates. The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Order 2004 provides that companies may request waivers. It also provides an exemption for local distribution corporations that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales. Distribution Corporation currently does make such off-system sales and would like to continue doing so, whether by waiver, amendment or further clarification of the new rule. Until there is further clarification from the FERC on the scope of these exemptions, the Company is unable to predict the impact Order 2004 will have on the Company.

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

procedures.     It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2004, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $9.4 million to $10.4 million.* The minimum liability of $9.4 million has been recorded on the Consolidated Balance Sheet at March 31, 2004. Other than discussed in Note G of the Company’s 2003 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.*

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2003 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

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

Item 4. Controls and Procedures (Concl.)

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

        In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. Plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff’s material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co-defendant. Distribution Corporation believes and will vigorously assert that plaintiff’s allegations lack merit. The Court changed venue of the action to New York State Supreme Court, Erie County. The litigation is in the early stages of discovery. For a discussion of a related matter before the NYPSC, refer to Part I, Item 2 — MD&A of this report under the heading “Rate Matters.”

Item 1. Legal Proceedings (Concl.)

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

        On January 2, 2004, the Company issued a total of 2,130 unregistered shares of Company common stock to the eight non-employee directors of the Company then serving on the Board of Directors: 165 shares to each of two directors who retired from the Board on February 19, 2004, and 300 shares to each of the other six directors. All of these shares were issued as partial consideration for the directors’ services during the quarter ended March 31, 2004, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Concl.)
Issuer Purchases of Equity Securities

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                                            Total Number of
                                                                          Shares Purchased as      Maximum Number of
                                                                           Part of Publicly         Shares that May
                              Total Number of                               Announced Share        Yet Be Purchased
                                  Shares           Average Price          Repurchase Plans or    Under Share Repurchase
Period                          Purchased(a)       Paid Per Share             Programs             Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Jan. 1 - 31, 2004                 21,282               $25.12                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Feb. 1 - 29, 2004                 46,730               $25.89                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Mar. 1 - 31, 2004                 24,537               $24.68                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                             92,549               $25.39                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(a)     Represents shares of common stock of the Company purchased by the Company in connection with employee award and option plans, pursuant to which option holders and/or holders of restricted stock tendered shares of common stock for the payment of option exercise prices and/or applicable withholding taxes.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 19, 2004. At that meeting, the shareholders elected directors, appointed independent accountants, and rejected a shareholder proposal to limit all Company executive compensation plans.

        The total votes were as follows:

                                                                Against                            Broker
                                                For           Or Withheld          Abstain       Non- Votes

(i)      Election of directors to
         serve for a three-year
         term:
           - Philip C. Ackerman             69,064,843           1,580,225              -               -
           - Bernard J. Lee                 56,858,689          13,786,379              -               -

         Directors whose term of office continued after the meeting:

         Term expiring in 2005:  Robert T. Brady and Rolland E. Kidder.

         Term expiring in 2006:  R. Don Cash, George L. Mazanec, and John F. Riordan.

                                                                Against                            Broker
                                                For           Or Withheld          Abstain       Non- Votes

(ii)     Appointment of
         PricewaterhouseCoopers
         LLP as independent
         accountants                        54,872,552         15,483,384         289,132               -

(iii)    Adoption of shareholder
         proposal to limit all
         executive compensation
         plans                               6,340,089         44,590,884       1,715,725      17,998,370

Item 5. Other Information

        On February 19, 2004, Bernard J. Kennedy and James V. Glynn retired from the Board of Directors.

        Also on February 19, 2004, the Company’s Board of Directors adopted Corporate Governance Guidelines that include procedures set forth in Article I, Section 7 of the Company’s By-Laws by which shareholders may nominate persons for election to the Board.

        Effective April 1, 2004, J. P. Pawlowski retired from the positions of Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company. As of the same date, R. J. Tanski was elected Treasurer and Principal Financial Officer of the Company and K. M. Camiolo was elected Controller and Principal Accounting Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit

                 10(iii)            Amendment to Retirement Supplement Agreement dated March 11, 2004, between the Company and Joseph
                                    P. Pawlowski.

                 12                 Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed  Charges for the Twelve Months Ended March 31, 2004 and the Fiscal Years
                                    Ended September 30, 1999 through 2003.

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

                 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99                 National  Fuel Gas Company  Consolidated  Statement of Income for the Twelve Months Ended March 31,
                                    2004  and 2003.

         (b)     Reports on Form 8-K

                                    A report on Form 8-K dated January 29, 2004 was furnished to the SEC on January 30, 2004  regarding a press  release  issued by the Company  concerning  earnings  for the quarter  ended  December 31,
                                    2003. The report was furnished under Item 12, "Results of Operations and Financial Condition."

Item 6. Exhibits and Reports on Form 8-K (Concl.)
                                    A report on Form 8-K dated January 30, 2004 was furnished to the SEC on January 30, 2004 regarding a press release correcting a technical error in the balance sheet that was included in the
                                    Company's January 29, 2003 earning
                                    results news release.  The report was furnished under Item 12, "Results of Operations and
                                    Financial Condition."

                                    A report on Form 8-K dated March 8, 2004 was furnished to the SEC on March 8, 2004 in connection with the Company's financial analyst conference held on March 4, 2004.  The Company provided hedging summaries for its Exploration and Production segment for fiscal years 2004 and 2005. The report was furnished under Item 9, "Regulation FD Disclosure."

Signatures

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         NATIONAL FUEL GAS COMPANY
                                                                (Registrant)

                                                          /s/R. J. Tanski
                                                          R. J. Tanski
                                                          Treasurer and Principal Financial Officer

                                                          /s/K. M. Camiolo
                                                          K. M. Camiolo
                                                          Controller and Principal Accounting Officer

Date: May 13, 2004

EXHIBIT INDEX
(Form 10-Q)

Exhibit 10(iii)            Amendment to Retirement Supplement Agreement dated March 11, 2004 between the Company and Joseph P. Pawlowski.

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended March 31, 2004 and the Fiscal Years Ended
                           September 30, 1999 through 2003

Exhibit 31.1               Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2               Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended March 31, 2004
                           and 2003