Form 10-Q
period 2004-06-30
NATIONAL FUEL GAS CO
filed 2004-08-09
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

      Common stock, $1 par value, outstanding at July 31, 2004: 82,575,324 shares.

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
Horizon LFG, Inc. (Horizon LFG) (the name was changed from Upstate Energy in April 2004)
Horizon Power, Inc. (Horizon Power)

INDEX

           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income and Earnings Reinvested in the Business - Three and Nine Months Ended June 30, 2004 and 2003 - Pages 5-6

Consolidated Balance Sheets - June 30, 2004 and September 30, 2003 - Pages 7-8

Consolidated Statement of Cash Flows - Nine Months Ended June 30, 2004 and 2003 - Page 9

Consolidated Statement of Comprehensive Income - Three and Nine Months Ended June 30, 2004 and 2003 - Page 10

Notes to Consolidated Financial Statements - Pages 11-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 20-39

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 39

Item 4. Controls and Procedures - Pages 39-40

           Part II. Other Information

Item 1. Legal Proceedings - Pages 40-41

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Pages 41-42

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - The Company has nothing to report under this item.

Item 5. Other Information - The Company has nothing to report under this item.

Item 6. Exhibits and Reports on Form 8-K - Pages 42-43

Signatures - Page 44

.     The Company has nothing to report under this item.

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

THIS PAGE LEFT BLANK INTENTIONALLY

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2004              2003
                                                                                ------------------ -----------------
INCOME
Operating Revenues                                                                     $419,006          $449,530
------------------------------------------------------------------------------- ------------------ -----------------

Operating Expenses
  Purchased Gas                                                                         174,907           212,863
  Fuel Used in Heat and Electric Generation                                              12,918            10,820
  Operation and Maintenance                                                              92,469            90,635
  Property, Franchise and Other Taxes                                                    17,785            20,730
  Depreciation, Depletion and Amortization                                               47,351            47,259
  Impairment of Oil and Gas Producing Properties                                              -            31,812
------------------------------------------------------------------------------- ------------------ -----------------
                                                                                        345,430           414,119
  Adjustment of Gain on Sale of Timber Properties                                        (1,252)                -
------------------------------------------------------------------------------- ------------------ -----------------
Operating Income                                                                         72,324            35,411
Other Income (Expense):
  Income (Loss) from Unconsolidated Subsidiaries                                            306               (39)
  Other Income                                                                            2,078             1,070
  Interest Expense on Long-Term Debt                                                    (20,379)          (23,117)
  Other Interest Expense                                                                 (1,095)           (2,833)
------------------------------------------------------------------------------- ------------------ -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                              53,234            10,492
  Income Tax Expense                                                                     20,963             9,150
  Minority Interest in Foreign Subsidiaries                                                (292)             (877)
------------------------------------------------------------------------------- ------------------ -----------------

Net Income Available for Common Stock                                                    32,563             2,219

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1                                                                      724,855           626,161
------------------------------------------------------------------------------- ------------------ -----------------
                                                                                        757,418           628,380
Dividends on Common Stock
 (2004 - $0.28 per share; 2003 - $0.27 per share)                                        23,036            21,884
------------------------------------------------------------------------------- ------------------ -----------------
Balance at June 30                                                                     $734,382          $606,496
=============================================================================== ================== =================

Earnings Per Common Share:
  Basic                                                                                   $0.40             $0.03
=============================================================================== ================== =================
  Diluted                                                                                 $0.39             $0.03
=============================================================================== ================== =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          82,178,424        80,890,982
=============================================================================== ================== =================
  Used in Diluted Calculation                                                        83,119,373        81,914,060
=============================================================================== ================== =================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                         Nine Months Ended
                                                                                              June 30,
(Dollars in Thousands, Except Per Common Share Amounts)                                 2004              2003
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                   $1,753,197        $1,738,302
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         871,593           870,034
  Fuel Used in Heat and Electric Generation                                              58,027            52,970
  Operation and Maintenance                                                             312,335           285,491
  Property, Franchise and Other Taxes                                                    56,172            64,084
  Depreciation, Depletion and Amortization                                              141,768           142,168
  Impairment of Oil and Gas Producing Properties                                              -            31,812
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                      1,439,895         1,446,559
  Adjustment of Gain on Sale of Timber Properties                                        (1,252)                -
  Adjustment of Loss on Sale of Oil and Gas Producing Properties                          4,645                 -
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        316,695           291,743
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                   403               489
  Other Income                                                                            5,096             5,448
  Interest Expense on Long-Term Debt                                                    (64,651)          (69,741)
  Other Interest Expense                                                                 (4,830)           (9,333)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                             252,713           218,606
  Income Tax Expense                                                                     90,503            87,062
  Minority Interest in Foreign Subsidiaries                                               3,378             1,853
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Cumulative Effect of Changes in Accounting                                158,832           129,691
Cumulative Effect of Changes in Accounting                                                    -            (8,892)
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                   158,832           120,799

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    642,690           549,397
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        801,522           670,196
Dividends on Common Stock
 (2004 - $0.82; 2003 - $0.79)                                                            67,140            63,700
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at June 30                                                                     $734,382          $606,496
================================================================================ ================= =================

Earnings Per Common Share:
Basic:
  Income Before Cumulative Effect of Changes in Accounting                                $1.94             $1.61
  Cumulative Effect of Changes in Accounting                                                  -             (0.11)
-------------------------------------------------------------------------------- ----------------- -----------------
  Net Income Available for Common Stock                                                   $1.94             $1.50
================================================================================ ================= =================
Diluted:
  Income Before Cumulative Effect of Changes in Accounting                                $1.92             $1.60
  Cumulative Effect of Changes in Accounting                                                  -             (0.11)
-------------------------------------------------------------------------------- ----------------- -----------------
  Net Income Available for Common Stock                                                   $1.92             $1.49
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          81,848,043        80,627,319
================================================================================ ================= =================
  Used in Diluted Calculation                                                        82,717,332        81,095,757
================================================================================ ================= =================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                  June 30,          September 30,
                                                                                    2004                 2003
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,792,980          $4,657,343
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,794,745           1,658,256
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     2,998,235           2,999,087
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  76,912              51,421
   Receivables - Net of Allowance for Uncollectible Accounts of
     $19,664 and $17,943, Respectively                                                 209,840             136,532
   Unbilled Utility Revenue                                                             17,882              20,568
   Gas Stored Underground                                                               23,500              89,640
   Materials and Supplies - at average cost                                             42,709              32,311
   Unrecovered Purchased Gas Costs                                                       1,076              28,692
   Prepayments                                                                          29,618              43,225
   Fair Value of Derivative Financial Instruments                                            -               1,698
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       401,537             404,087
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             84,818              84,818
   Unamortized Debt Expense                                                             20,034              22,119
   Other Regulatory Assets                                                              65,357              49,616
   Deferred Charges                                                                      9,738               7,528
   Other Investments                                                                    71,987              64,025
   Investments in Unconsolidated Subsidiaries                                           16,064              16,425
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    47,763              49,664
   Other                                                                                17,259              18,195
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       338,496             317,866
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,738,268          $3,721,040
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
                                                                             -------------------- -------------------

(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 82,376,120 Shares and
    81,438,290 Shares, Respectively                                                   $ 82,376            $ 81,438
   Paid in Capital                                                                     496,349             478,799
   Earnings Reinvested in the Business                                                 734,382             642,690
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
    Items of Other Comprehensive Loss                                                1,313,107           1,202,927
   Accumulated Other Comprehensive Loss                                                (75,345)            (65,537)
---------------------------------------------------------------------------- ------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,237,762           1,137,390
Long-Term Debt, Net of Current Portion                                               1,136,773           1,147,779
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,374,535           2,285,169
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               37,350              33,281
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                    39,900             118,200
   Current Portion of Long-Term Debt                                                   114,110             241,731
   Accounts Payable                                                                    115,886             118,904
   Amounts Payable to Customers                                                         22,253                 692
   Other Accruals and Current Liabilities                                              175,512              52,851
   Fair Value of Derivative Financial Instruments                                       52,289              17,928
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       519,950             550,306
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   402,781             423,282
   Taxes Refundable to Customers                                                        13,519              13,519
   Unamortized Investment Tax Credit                                                     7,673               8,199
   Cost of Removal Regulatory Liability                                                 88,977              84,821
   Other Regulatory Liabilities                                                         62,283              69,867
   Pension Liability                                                                   149,572             154,871
   Asset Retirement Obligation                                                          27,445              27,493
   Other Deferred Credits                                                               54,183              70,232
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       806,433             852,284
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

                                                                                    $3,738,268          $3,721,040
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows

National Fuel Gas Company

Consolidated Statement of Cash Flows

(Unaudited)

                                                                                        Nine Months Ended
                                                                                             June 30,
(Thousands of Dollars)                                                                2004                 2003
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                            $158,832               $120,799
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Adjustment of Gain on Sale of Timber Properties                               1,252                      -
         Adjustment of Loss on Sale of Oil and Gas Producing
          Properties                                                                  (4,645)                     -
         Depreciation, Depletion and Amortization                                    141,768                142,168
         Impairment of Oil and Gas Producing Properties                                    -                 31,812
         Deferred Income Taxes                                                        (8,993)                 4,378
         Cumulative Effect of Changes in Accounting                                        -                  8,892
         Income from Unconsolidated Subsidiaries, Net of
           Cash Distributions                                                            361                    727
         Minority Interest in Foreign Subsidiaries                                     3,378                  1,853
         Other                                                                          (148)                 2,480
         Change in:
           Receivables and Unbilled Utility Revenue                                  (73,998)              (112,439)
           Gas Stored Underground and Materials and
            Supplies                                                                   55,917                56,582
           Unrecovered Purchased Gas Costs                                             27,616                (1,747)
           Prepayments                                                                 13,619                 9,666
           Accounts Payable                                                            (3,094)               38,716
           Amounts Payable to Customers                                                21,561                12,907
           Other Accruals and Current Liabilities                                     122,000                46,343
           Other Assets                                                               (21,194)              (32,485)
           Other Liabilities                                                          (25,997)              (12,823)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Operating Activities                                             408,235               317,829
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                              (122,295)              (96,838)
   Investment in Subsidiaries, Net of Cash Acquired                                         -              (228,888)
   Investment in Partnerships                                                               -                  (375)
   Net Proceeds from Sale of Oil and Gas Producing Properties                           5,062                     -
   Other                                                                                2,073                 3,069
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                (115,160)             (323,032)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                              (78,300)               55,778
   Net Proceeds from Issuance of Long-Term Debt                                             -               248,513
   Reduction of Long-Term Debt                                                       (139,441)             (223,581)
   Dividends Paid on Common Stock                                                     (66,056)              (62,646)
   Proceeds from Issuance of Common Stock                                              14,597                12,733
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by (Used in) Financing Activities                                  (269,200)               30,797
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                        1,616                 4,015
---------------------------------------------------------------------------- ------------------- ---------------------

Net Increase in Cash and Temporary Cash Investments                                    25,491                29,609
Cash and Temporary Cash Investments at October 1                                       51,421                22,216
---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at June 30                                        $76,912               $51,825
============================================================================ =================== =====================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Comprehensive Income

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
(Thousands of Dollars)                                                                 2004                2003
                                                                                ------------- -------------------

Net Income Available for Common Stock                                                 $32,563              $2,219
----------------------------------------------------------------------------- --- -------------- -- ----------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                              1,665              31,458
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                                          767               1,451
   Unrealized Loss on Derivative Financial Instruments
       Arising During the Period                                                      (26,111)            (14,412)
   Reclassification Adjustment for Realized Losses on
       Derivative Financial Instruments in Net Income                                  15,088              16,784
----------------------------------------------------------------------------- --- -------------- -- ----------------
Other Comprehensive Income Before Tax                                                  (8,591)             35,281
----------------------------------------------------------------------------- --- -------------- -- ----------------
Income Tax Expense Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period                                268                 508
Income Tax Benefit Related to Unrealized Loss on
   Derivative Financial Instruments Arising During the Period                          (9,912)             (5,381)
Reclassification Adjustment for Income Tax Benefit on
       Realized Losses on Derivative Financial Instruments
       In Net Income                                                                    5,085               6,357
----------------------------------------------------------------------------- --- -------------- -- ----------------
Income Taxes - Net                                                                     (4,559)              1,484
----------------------------------------------------------------------------- --- -------------- -- ----------------
Other Comprehensive Income (Loss)                                                      (4,032)             33,797
----------------------------------------------------------------------------- --- -------------- -- ----------------
Comprehensive Income                                                                  $28,531             $36,016
============================================================================= === ============== == ================
                                                                                          Nine Months Ended
                                                                                              June 30,
(Thousands of Dollars)                                                                 2004                2003
                                                                                ------------- -------------------

Net Income Available for Common Stock                                                $158,832            $120,799
----------------------------------------------------------------------------- --- -------------- -- ----------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                             10,464              54,562
   Unrealized Gain on Securities Available for Sale
       Arising During the Period                                                        3,160               2,180
   Unrealized Loss on Derivative Financial
       Instruments Arising During the Period                                          (68,423)            (55,966)
   Reclassification Adjustment for Realized Losses on
       Derivative Financial Instruments in Net Income                                  31,883              56,155
----------------------------------------------------------------------------- --- -------------- -- ----------------
Other Comprehensive Income (Loss), Before Tax                                         (22,916)             56,931
----------------------------------------------------------------------------- --- -------------- -- ----------------
Income Tax Expense Related to Unrealized Gain on
    Securities Available for Sale Arising During the Period                              1,106                762
Income Tax Benefit Related to Unrealized Loss on
    Derivative Financial Instruments Arising During the Period                         (25,799)           (21,289)
Reclassification Adjustment for Income Tax Benefit on
     Realized Losses from Derivative Financial Instruments
     In Net Income                                                                      11,585             21,795
----------------------------------------------------------------------------- --- -------------- -- ----------------
Income Taxes - Net                                                                     (13,108)             1,268
----------------------------------------------------------------------------- --- -------------- -- ----------------
Other Comprehensive Income (Loss)                                                       (9,808)            55,663
----------------------------------------------------------------------------- --- -------------- -- ----------------
Comprehensive Income                                                                  $149,024           $176,462
============================================================================= === ============== == ================

See Notes to Condensed Consolidated Financial Statements

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

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2003, 2002 and 2001 that are included in the Company’s 2003 Form 10-K. The 2004 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the nine months ended June 30, 2004 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2004. Most of the business of the Utility, International, and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility, International, and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings in those segments for the entire fiscal year.

Cumulative Effect of Changes in Accounting. Effective October 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost of retiring the asset as part of the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. In the Company’s case, SFAS 143 changed the accounting for plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through October 1, 2002. This cumulative effect reduced earnings for the nine months ended June 30, 2003 by $0.6 million, net of income tax.

        In the Company’s Utility and Pipeline and Storage segments, the costs of removing plant are collected from customers through depreciation expense. These removal costs are not a legal retirement obligation in accordance with SFAS 143. Rather, they represent a regulatory liability. However, SFAS 143 required that such costs of removal be reclassified from accumulated depreciation to other regulatory liabilities. Such costs are reflected on the Consolidated Balance Sheets as Cost of Removal Regulatory Liability.

        Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with SFAS 142, the Company stopped amortization of goodwill and tested it for impairment as of October 1, 2002. As a result of the impairment test, the Company recognized an impairment of $8.3 million. In accordance with SFAS 142, this impairment was reported as a cumulative effect of change in accounting and is reflected in the nine months ended June 30, 2003.

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

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

                                                             At June 30, 2004              At September 30, 2003
                                                             ----------------              ---------------------

Minimum Pension Liability Adjustment                              $(90,446)                       $(90,446)
Cumulative Foreign Currency
  Translation Adjustment                                            40,514                          30,050
Net Unrealized Loss on Derivative
  Financial Instruments                                            (29,198)                         (6,872)
Net Unrealized Gain on Securities
  Available for Sale                                                 3,785                           1,731
                                                                  ---------                       ---------
Accumulated Other Comprehensive Loss                              $(75,345)                       $(65,537)
                                                                  =========                       =========

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income and Earnings Reinvested in the Business reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended June 30, 2004 and 2003, 2,690,547 and 4,419,288 stock options, respectively, were excluded since they are antidilutive. For the nine months ended June 30, 2004 and 2003, 4,417,138 and 8,591,095 stock options, respectively, were excluded since they are antidilutive.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method specified by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under that method, no compensation expense was recognized for options granted under the Company’s stock option plans for the quarter and nine months ended June 30, 2004 and 2003.

Item 1. Financial Statements (Cont.)

Had compensation expense been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

                                               Three Months Ended                  Nine Months Ended
(Thousands of Dollars, Except Per                   June 30,                            June 30,
  Common Share Amounts)                        2004          2003                 2004          2003
                                               ----          ----                 ----          ----
Net Income Available for
  Common Stock as Reported                   $32,563        $2,219             $158,832      $120,799
Deduct:
Total Compensation
  Expense Determined Based
  on Fair Value at the Grant
  Dates                                          322           537                1,354         2,701
                                             --------       -------            ---------     ---------
Pro Forma Net Income Available
  For Common Stock                           $32,241        $1,682             $157,478      $118,098
                                             ========       =======            =========     =========

Earnings Per Common Share:
    Basic - As Reported                       $0.40          $0.03               $1.94         $1.50
    Basic - Pro Forma                         $0.39          $0.02               $1.92         $1.46
    Diluted - As Reported                     $0.39          $0.03               $1.92         $1.49
    Diluted - Pro Forma                       $0.39          $0.02               $1.90         $1.46

“Net Income Available for Common Stock as Reported” in the pro forma information shown above includes compensation expense related to restricted stock awards. Such compensation expense amounted to $0.2 million and $0.3 million for the quarters ended June 30, 2004 and June 30, 2003, respectively. For the nine months ended June 30, 2004 and June 30, 2003, such compensation expense amounted to $0.7 million and $0.8 million, respectively.

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

Note 3 – Adjustment of Gain on Sale of Timber Properties

During the quarter ended June 30, 2004, the Company received final timber cruise information (inventory) on the 70,000 acres of timber properties sold in 2003. Based on that information, the Company determined that property records pertaining to $1.3 million ($0.8 million after tax) of timber property were not properly shown as having been transferred to the purchaser. As a result, the Company removed those assets from its property records and adjusted the previously recognized gain downward by recognizing a pre-tax loss of $1.3 million. The Company recorded this adjustment in the Adjustment of Gain on Sale of Timber Properties line on the income statement.

Item 1. Financial Statements (Cont.)

Note 4 — Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                      2004                2003
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $72,458              $64,095
     State                                                                            22,285               16,187
     Foreign                                                                           4,753                2,402

  Deferred Income Taxes
     Federal                                                                          (5,468)                (794)
     State                                                                            (3,948)                (553)
     Foreign                                                                             423                5,725
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                      90,503               87,062

Other Income:
  Deferred Investment Tax Credit                                                        (523)                (519)

Minority Interest in Foreign Subsidiaries                                               (133)              (1,027)
Cumulative Effect of Change in Accounting                                                  -                 (354)
---------------------------------------------------------------------------- ------------------- --------------------
Total Income Taxes                                                                   $89,847              $85,162
============================================================================ =================== ====================

        The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                      2004                2003
                                                                             ------------------- --------------------

U.S.                                                                                $214,330             $209,901
Foreign                                                                               34,349               (3,940)
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                    $248,679             $205,961
============================================================================ =================== ====================

Item 1. Financial Statements (Cont.)

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                                     2004                 2003
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                               $87,038              $72,086

Increase (reduction) in taxes resulting from:
  State income taxes                                                                  11,919               10,162
  Depreciation                                                                           792                1,109
  Foreign tax differential                                                            (1,806)               4,354
  Foreign tax rate reduction (1)                                                      (5,174)                   -
  Miscellaneous                                                                       (2,922)              (2,549)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                 $89,847              $85,162
============================================================================ =================== ====================

(1)     During the quarter ended December 31, 2003, legislation was enacted in the Czech Republic which reduces the corporate statutory income tax rate from 31% to 24% over a three-year period. This amount reflects a reduction in deferred income taxes that were provided in prior years when a higher statutory tax rate was in effect.

        Significant components of the Company’s deferred tax liabilities (assets) were as follows (in thousands):

                                                               At June 30, 2004             At September 30, 2003
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $542,668                     $519,578
  Other                                                               27,333                       21,532
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       570,001                      541,110
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                               (48,701)                     (48,701)
  Capital Loss Carryover                                             (14,848)                     (18,607)
  Other                                                             (108,369)                     (56,877)
------------------------------------------------------ --------------------------------- ----------------------------
                                                                    (171,918)                    (124,185)
  Valuation Allowance                                                  4,698                        6,357
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                           (167,220)                    (117,828)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $402,781                     $423,282
====================================================== ================================= ============================

        A capital loss carryover of $42.4 million existed at June 30, 2004, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Item 1. Financial Statements (Cont.)

Note 5 – Capitalization

Common Stock. During the nine months ended June 30, 2004, the Company issued 937,830 shares of common stock under the Company’s stock and benefit plans.

Note 6 – Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At June 30, 2004, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $14.0 million. This liability has been recorded on the Consolidated Balance Sheet at June 30, 2004. Other than as discussed in Note G of the Company’s 2003 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other adverse factors could impact the Company.

        For further discussion refer to Note G – Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2003 Form 10-K.

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

Note 7 – Business Segment Information.

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

Quarter Ended June 30, 2004 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                                     Total                Corporate and
                                Pipeline       and                    Energy             Reportable              Intersegment      Total
                      Utility  and Storage Production International Marketing   Timber    Segments   All Other   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $206,492    $29,553     $76,992    $22,122    $67,376     $13,071    $415,606    $3,400          $   -      $419,006

Intersegment
Revenues                $ 3,059    $20,895       $   -      $   -      $   -       $   -     $23,954      $  -       $ (23,954)      $    -

Segment Profit:
Net Income (Loss)       $ 4,167    $12,063     $14,822   $ (1,612)     $ 1,241     $ 652     $31,333     $ 394         $  836       $32,563

Nine Months Ended June 30, 2004 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                                     Total                Corporate and
                                Pipeline       and                    Energy             Reportable              Intersegment      Total
                      Utility  and Storage Production International Marketing   Timber    Segments   All Other   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers   $1,029,638    $92,420    $225,594     $112,723  $240,732    $41,622 $1,742,729     $10,468         $    -   $1,753,197

Intersegment
Revenues               $ 13,487    $65,625      $    -       $    -    $    -      $   2   $ 79,114       $   -      $ (79,114)     $     -

Segment Profit:
Net Income (Loss)      $ 53,772    $36,233     $44,065      $12,981   $  5,588    $3,871  $ 156,510      $1,350         $  972    $ 158,832

Quarter Ended June 30, 2003 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                        Exploration                                      Total                Corporate and
                             Pipeline      and                     Energy              Reportable              Intersegment       Total
                   Utility  and Storage Production International Marketing   Timber     Segments   All Other   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers  $222,621   $27,848      $75,752     $17,248     $93,966   $11,255   $448,690        $840                -      $449,530

Intersegment
Revenues              $3,379   $23,260            -           -           -         -    $26,639           -        $(26,639)             -

Segment Profit:
Net Income (Loss)     $8,088   $11,648     $(15,435)    ($3,466)       $(67)     $988     $1,756       $(124)           $587         $2,219

Nine Months Ended June 30, 2003 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                        Exploration                                      Total                Corporate and
                             Pipeline      and                     Energy              Reportable              Intersegment       Total
                   Utility  and Storage Production International Marketing   Timber     Segments   All Other   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers         $1,017,318   $78,020     $233,735    $102,019    $262,542   $43,125 $1,736,759      $1,543               -     $1,738,302

Intersegment
Revenues             $15,738   $67,991            -           -           -         -    $83,729           -        $(83,729)             -

Segment Profit:
Income (Loss)
Before
Cumulative
Effect of
Changes in
Accounting           $67,096   $34,947       $7,591      $4,896      $6,131    $8,730   $129,391       $(70)            $370       $129,691

Item 1. Financial Statements (Cont.)

Note 8 — Intangible Assets

The components of the Company’s intangible assets were as follows (in thousands):

                                                                                                         At September 30,
                                                                     At June 30, 2004                          2003
                                                         -----------------------------------------       -----------------
                                                          Gross                              Net                Net
                                                         Carrying        Accumulated      Carrying           Carrying
At June 30, 2004 (Thousands)                              Amount         Amortization      Amount             Amount
                                                         ---------       -------------    --------           ---------

Intangible Assets Subject to Amortization
    Long-Term Transportation Contracts                    $ 8,580            $(1,514)     $ 7,066           $  7,867
    Long-Term Gas Purchase Contracts                       31,864             (1,442)      30,422             31,522
Intangible Assets Not Subject to Amortization
    Retirement Plan Intangible Asset                       10,275                  -       10,275             10,275
                                                          --------           --------     --------          ---------
                                                          $50,719            $(2,956)     $47,763           $ 49,664
                                                          ========           ========     ========          =========

Aggregate Amortization Expense (Thousands)
     Three Months Ended June 30, 2004                     $   666
     Nine Months Ended June 30, 2004                      $ 1,902

        Amortization expense for the long-term transportation contracts is estimated to be $0.3 million for the remainder of 2004 and $1.1 million annually for 2005, 2006, 2007 and 2008. Amortization in 2009 is estimated to be $0.5 million.

        Amortization expense for the long-term gas purchase contracts is estimated to be $0.4 million for the remainder of 2004 and $1.6 million annually for 2005, 2006, 2007, 2008 and 2009.

Note 9 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands)

Three months ended June 30,

                                                           Retirement Plan      Other Post-Retirement Benefits
                                                           ---------------      ------------------------------
                                                          2004         2003             2004          2003
                                                          ----         ----             ----          ----
Service Cost                                            $ 3,649      $ 3,261          $ 1,649       $ 1,461
Interest Cost                                            10,141       10,242            6,885         6,531
Expected Return on Plan Assets                          (12,070)     (11,815)          (3,453)       (3,067)
Amortization of Prior Service Cost                          276          294                1             1
Amortization of Transition Amount                             -         (929)           1,782         1,782
Amortization of Losses                                    2,360          558            5,381         3,716
Net Amortization and Deferral
For Regulatory Purposes (Including
  Volumetric Adjustments) (1)                               435        1,042           (4,706)       (7,081)
                                                        --------     --------         --------      --------

  Net Periodic Benefit Cost                             $ 4,791      $ 2,653          $ 7,539       $ 3,343
                                                        =======      ========         ========      ========

Item 1. Financial Statements (Concl.)

Nine months ended June 30,

                                                            Retirement Plan     Other Post-Retirement Benefits
                                                            ---------------     ------------------------------
                                                           2004         2003            2004           2003
                                                           ----         ----            ----           ----
Service Cost                                             $10,948      $ 9,783        $  4,948        $ 4,383
Interest Cost                                             30,424       30,726          20,656         19,593
Expected Return on Plan Assets                           (36,211)     (35,445)        (10,360)        (9,201)
Amortization of Prior Service Cost                           827          882               3              3
Amortization of Transition Amount                              -       (2,787)          5,345          5,346
Amortization of Losses                                     7,078        1,674          16,144         11,149
Net Amortization and Deferral
  for Regulatory Purposes (Including
  Volumetric Adjustments) (1)                              1,049        4,368          (7,179)       (13,434)
                                                         --------     --------        --------       --------

Net Periodic Benefit Cost                                $14,115      $ 9,201         $29,557        $17,839
                                                         ========     ========        ========       ========

(1)     The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher volumes of natural gas in the winter months and lower volumes of natural gas sales in the summer months.

Employer Contributions

During the nine months ended June 30, 2004, the Company contributed to its retirement plan and post-retirement benefit plan $37.1 million and $38.3 million, respectively. The Company expects to contribute an additional $3.1 million to its post-retirement benefit plan in the fourth quarter of 2004.

Medicare Law

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications. The Company’s net periodic benefit cost for other post-retirement benefits recorded in the three months and nine months ended June 30, 2004 does not reflect the effects of the Act. In May 2004, the Financial Accounting Standards Board issued Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 provides accounting and disclosure requirements regarding the effect of the federal subsidy provided by the Act and is effective for the first interim or annual period beginning after June 15, 2004.

Nonqualified Defined Benefit Plan

In January 2004, a participant of the Company’s nonqualified defined benefit plan received a $23.0 million lump sum payment under a provision of an agreement previously entered into between the Company and the participant. Under GAAP, this payment was considered to be a partial settlement of the projected benefit obligation of the plan. Accordingly, GAAP required that a pro rata portion of the plan’s unrecognized actuarial losses resulting from experience different from that assumed and from changes in assumptions be currently recognized. Therefore, $9.9 million before tax ($6.4 million, after tax) was recognized as a settlement expense (included in Operation and Maintenance Expense on the income statement) during the quarter ended March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Critical Accounting Policies

        For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2003 Form 10-K. There have been no subsequent changes to that disclosure.

Earnings

        The Company’s earnings were $32.6 million for the quarter ended June 30, 2004 compared to earnings of $2.2 million for the quarter ended June 30, 2003. The increase in earnings is primarily the result of higher earnings in the Exploration and Production, International, Energy Marketing, and Pipeline and Storage segments, partially offset by lower earnings in the Utility and Timber segments, as shown in the table below. Earnings in the Timber segment for the quarter ended June 30, 2004 were reduced by $0.8 million related to an adjustment to the Company’s August 2003 sale of timber properties.

        The Company’s earnings were $158.8 million for the nine months ended June 30, 2004 compared to earnings of $120.8 million for the nine months ended June 30, 2003. The increase in earnings of $38.0 million is primarily the result of higher earnings in the Exploration and Production, International, and Pipeline and Storage segments, partially offset by lower earnings in the Utility, Timber and Energy Marketing segments, as shown in the table below. Earnings in the Exploration and Production segment for the nine months ended June 30, 2004 included a $4.6 million (after tax) benefit related to the Company’s September 2003 sale of Canadian oil properties. Also, earnings in the Exploration and Production segment for the nine months ended June 30, 2003 included a reduction to earnings in the amount of $22.6 million, representing an impairment charge of $22.6 million related to this segment’s Canadian oil and gas assets. Earnings in the International segment for the nine months ended June 30, 2004 included a $5.2 million reduction to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. Also, International segment earnings for the nine months ended June 30, 2003 included a reduction to earnings in the amount of $8.3 million representing the cumulative effect of a change in accounting for goodwill. As mentioned above, Timber segment earnings for the nine months ended June 30, 2004 were reduced by $0.8 million related to an adjustment to the Company’s August 2003 sale of timber properties. Earnings for the nine months ended June 30, 2004 included $6.4 million (after tax) of expense associated with the settlement of a pension obligation. The $6.4 million (after tax) of expense was allocated among segments as follows: $2.2 million to the Utility segment, ($1.2 million in the New York jurisdiction and $1.0 million in the Pennsylvania jurisdiction), $2.0 million to the Pipeline and Storage segment ($1.8 million to Supply Corporation and $0.2 million to Empire State Pipeline), $0.9 million to the Exploration and Production segment, $0.4 million to the International segment, $0.3 million to the Energy Marketing segment and $0.6 million to the Corporate and All Other categories.

        Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Earnings (Loss) by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Nine Months Ended
                                                     June 30,                                    June 30,
------------------------------------ ------------------------------------------- -------------------------------------------
                                                                    Increase/                                   Increase/
(Thousands)                                 2004          2003     (Decrease)           2004          2003     (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                   $4,167        $8,088        $(3,921)       $53,772       $ 67,096      $(13,324)
Pipeline and Storage                      12,063        11,648            415         36,233         34,947         1,286
Exploration and Production                14,822       (15,435)        30,257         44,065          6,954        37,111
International                             (1,612)       (3,466)         1,854         12,981         (3,359)       16,340
Energy Marketing                           1,241           (67)         1,308          5,588          6,131          (543)
Timber                                       652           988           (336)         3,871          8,730        (4,859)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Reportable Segments               31,333         1,756         29,577        156,510        120,499        36,011
All Other                                    394          (124)           518          1,350            (70)        1,420
Corporate                                    836           587            249            972            370           602
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Consolidated                     $32,563        $2,219        $30,344       $158,832       $120,799       $38,033
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------

Utility

Utility Operating Revenues
------------------------------- ------------------------------------------ ---------------------------------------------
                                           Three Months Ended                           Nine Months Ended
                                                June 30,                                    June 30,
------------------------------- ------------------------------------------ ---------------------------------------------
                                                                Increase/                                      Increase/
(Thousands)                          2004          2003        (Decrease)         2004            2003        (Decrease)
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
  Retail Sales Revenues:
    Residential                    $136,324      $149,748      $(13,424)        $739,797       $730,892         $8,905
    Commercial                       20,846        23,437        (2,591)         127,130        127,537          (407)
    Industrial                        5,701         5,583           118           15,701         18,656        (2,955)
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
                                    162,871       178,768       (15,897)         882,628        877,085          5,543
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
  Off-System Sales                   28,034        28,688          (654)          91,236         86,763          4,473
  Transportation                     17,605        18,162          (557)          68,084         74,395        (6,311)
  Other                               1,041          382            659            1,177         (5,187)         6,364
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
                                   $209,551      $226,000      $(16,449)      $1,043,125     $1,033,056        $10,069
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------

Utility Throughput
------------------------------- ------------------------------------------- --------------------------------------------
                                           Three Months Ended                           Nine Months Ended
                                                June 30,                                     June 30,
------------------------------- ------------------------------------------- --------------------------------------------
                                                                 Increase/                                    Increase/
(MMcf)                               2004           2003        (Decrease)        2004           2003        (Decrease)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
  Retail Sales:
    Residential                      10,899         12,172        (1,273)         65,791         71,740        (5,949)
    Commercial                        1,812          2,069          (257)         12,019         13,367        (1,348)
    Industrial                          797            654           143           2,050          2,900          (850)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
                                     13,508         14,895        (1,387)         79,860         88,007        (8,147)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
  Off-System Sales                    4,151          4,587          (436)         14,254         14,196            58
  Transportation                     13,923         14,510          (587)         51,597         55,496        (3,899)
 ------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
                                     31,582         33,992        (2,410)        145,711        157,699       (11,988)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                              Percent Warmer
Three Months Ended                                                                                 Than
                                                                                      --------------------------------
June 30                               Normal          2004              2003               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                 927            884              1,028                4.6             14.0
Erie                                    885            786                987                11.2            20.4
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Nine Months Ended
June 30
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                6,551          6,474             7,030                1.2              7.9
Erie                                   6,142          5,991             6,673                2.5             10.2
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

2004 Compared with 2003

Operating revenues for the Utility segment decreased $16.4 million for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003. The decrease for the quarter was primarily the result of lower retail sales volumes due to warmer weather in its Pennsylvania jurisdiction and lower customer usage per account. A rate increase in Pennsylvania partially offset these negative factors. On January 15, 2004, Distribution Corporation implemented the October 16, 2003 Settlement Agreement with the Pennsylvania Public Utility Commission (PaPUC), which among other things, provided for a $3.5 million annual base rate increase in revenues. For the quarter ended June 30, 2004, the base rate adjustment contributed $0.7 million to revenues.

        Operating revenues for the Utility segment increased $10.1 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. The increase for the nine months ended June 30, 2004 was primarily the result of higher retail, off-system and other revenues. The increase in retail sales revenues was largely a function of the recovery of higher gas costs, which more than offset lower retail sales volumes, as shown above. Warmer weather and lower customer usage per account were the major factors in the decrease in retail sales volumes. The base rate increase in Pennsylvania, as discussed above, contributed $1.9 million to the revenue increase for the nine months ended June 30, 2004. Higher gas prices for off-system sales contributed to an increase in off-system sales revenues. However, due to profit sharing with retail customers, any margins resulting from off-system sales are minimal. The increase in other revenues reflects an estimated refund provision of $8.1 million recorded in the Utility’s New York jurisdiction during the nine months ended June 30, 2003 that did not recur during the nine months ended June 30, 2004. The refund provision related to a three-year rate settlement approved by the State of New York Public Service Commission (NYPSC), which extended from October 1, 2000 to September 30, 2003. In accordance with the settlement, the Utility segment was required to share with customers 50% of earnings above a predetermined level. As discussed further in the “Rate Matters” section of this Item, the settlement with the NYPSC was extended for a one-year period commencing October 1, 2003. Partially offsetting these increases to revenues, transportation revenues decreased because of lower volumes being transported as a result of warmer weather.

        The Utility segment’s earnings for the quarter ended June 30, 2004 were $4.2 million, a decrease of $3.9 million when compared with the quarter ended June 30, 2003. In the New York jurisdiction, earnings decreased by $1.5 million principally due to a $2.3 million (after tax) decrease in margin on retail sales and transportation services and a $0.9 million (after tax) increase in operation and maintenance expense. The decrease in margin was caused principally by gas cost timing differences that occurred in the third and fourth quarters of 2003 ($1.6 million after tax) and a decrease in usage per account ($0.4 million after tax). The increase in operation and maintenance expense was driven mostly by pension and other post-retirement expense, which increased as the result of the one-year settlement extension (referred to above), which requires the Company to record an additional $8.0 million (before tax) of pension and other post-retirement expense for the year ended September 30, 2004 without a corresponding increase in revenues. Partially offsetting these decreases to earnings, the New York

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

jurisdiction experienced lower interest expense ($1.4 million after tax). For the Pennsylvania jurisdiction, earnings decreased by $2.4 million principally due to a $1.9 million (after tax) increase in operation and maintenance expense and a $0.7 million (after tax) decrease in margin resulting from warmer weather (which was 20% warmer than the prior year). The increase in operation and maintenance expense, which was mostly due to an increase in pension and other post-retirement expenses, was partially mitigated by the rate increase discussed above ($0.5 million after tax). The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended June 30, 2004, the WNC preserved $0.9 million of earnings since the weather was warmer than normal. Weather did not have a significant impact during the quarter ended June 30, 2003.

              The Utility segment’s earnings for the nine months ended June 30, 2004 were $53.8 million, a decrease of $13.3 million when compared with the earnings of $67.1 million for the nine months ended June 30, 2003. In the New York jurisdiction, earnings decreased by $7.6 million principally due to a $8.1 million (after tax) increase in operation and maintenance expense and a $7.6 million (after tax) decrease in margin on retail sales and transportation services. Approximately $1.2 million (after tax) of the increase in operation and maintenance expense was related to the settlement of a pension obligation. The remainder of the increase in operation and maintenance expense was driven mostly by an increase in pension and other post-retirement expense, as discussed above, combined with higher bad debt expense. The decrease in margin was largely due to out-of-period regulatory adjustments and gas cost timing differences that occurred in the third and fourth quarters of 2003 ($3.9 million after tax) and a decrease in usage per account ($2.2 million after tax). Partially offsetting these decreases was lower interest expense of $2.2 million (after tax) and the fact that earnings for the nine months ended June 30, 2003 included a $5.3 million (after tax) refund provision recorded under the previously mentioned earnings sharing mechanism established by the settlement with the NYPSC. No such refund provision was required for the nine months ended June 30, 2004. For the Pennsylvania jurisdiction, earnings decreased by $5.7 million principally due to a $4.7 million (after tax) increase in operation and maintenance expense and a $2.7 million (after tax) decrease in margin resulting from warmer weather. The increase in operation and maintenance expense, mostly due to an increase in pension and other post-retirement expenses, was partially mitigated by the rate increase discussed above ($1.2 million after tax). The increase in pension and other post-retirement expenses included $1.0 million (after tax) of expense associated with the settlement of a pension obligation. The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. For the nine months ended June 30, 2004, the WNC preserved $1.0 million of earnings since the weather was warmer than normal. For the nine months ended June 30, 2003, the WNC reduced earnings by $3.8 million since the weather was colder than normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                                    June 30,                                  June 30,
------------------------------------ ---------------------------------------- -------------------------------------------
                                                                 Increase/                                    Increase/
(Thousands)                              2004         2003       (Decrease)          2004          2003      (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $28,929      $30,054       $(1,125)         $92,194      $80,250        $11,944
Interruptible Transportation                785        1,142          (357)           2,323        2,643          (320)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         29,714       31,196        (1,482)          94,517       82,893         11,624
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     15,961       15,779           182           47,774       47,382            392
Other                                     4,773        4,133           640           15,754       15,736             18
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $50,448      $51,108         $(660)        $158,045     $146,011        $12,034
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage Throughput
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                                    June 30,                                  June 30,
------------------------------------ ---------------------------------------- -------------------------------------------
                                                                   Increase/                                   Increase/
(MMcf)                                    2004         2003       (Decrease)        2004           2003       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                      66,140       69,932        (3,792)         284,351      285,080          (729)
Interruptible Transportation              6,995        3,173         3,822           10,891        7,487         3,404
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         73,135       73,105            30          295,242      292,567         2,675
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

2004 Compared with 2003

Operating revenues for the Pipeline and Storage segment decreased $0.7 million for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003 primarily due to lower transportation revenues of $1.5 million (primarily Supply Corporation revenues). The decrease in transportation revenues largely reflects lower rates charged for firm gathering services and the Utility segment’s cancellation of a portion of its firm transportation capacity. Firm gathering rates are adjusted annually in January and will increase or decrease depending on the level of interruptible gathering revenues collected in the preceding calendar year. The Utility segment’s decision to cancel a portion of its firm transportation capacity was based on lower usage in its service territory. Supply Corporation believes it will be able to remarket this capacity.* This decrease was partially offset by higher revenues from unbundled pipeline sales and open access transportation of $1.2 million (reported as part of other revenues in the table above).

        Operating revenues for the Pipeline and Storage segment increased $12.0 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. The acquisition of Empire State Pipeline (Empire) from Duke Energy Corporation on February 6, 2003 was a significant factor in the revenue increase. For the nine months ended June 30, 2004, Empire recorded operating revenues of $25.6 million. From February 6, 2003 to June 30, 2003, Empire recorded operating revenues of $13.5 million. Additionally, revenues from unbundled pipeline sales and open access transportation increased $3.0 million for the nine months ended June 30, 2004. These increases were partially offset by lower cashout revenues of $0.9 million (reported as part of other revenues in the table above). Cashout revenues represent a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper. Cashout revenues are completely offset by purchased gas expense.

        Earnings in the Pipeline and Storage segment for the quarter ended June 30, 2004 increased $0.4 million as compared with the quarter ended June 30, 2003. The earnings impact of higher revenues from unbundled pipeline sales and open access transportation of $0.8 million (after tax) and lower interest expense ($0.9 million after tax) was largely offset by the earnings impact of lower transportation revenues ($1.0 million after tax).

        The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2004 were $36.2 million, an increase of $1.3 million when compared with earnings of $34.9 million for the nine months ended June 30, 2003. This increase can be attributed primarily to the earnings impact of an increase in revenues from unbundled pipeline sales and open access transportation of $2.0 million (after tax) as well as the increased earnings contribution from Empire of $2.3 million. Also, Supply Corporation experienced an earnings impact associated with lower interest expense of $1.0 million (after tax). Offsetting these increases, Supply Corporation recorded additional expense during the quarter ended March 31, 2004 associated with the settlement of a pension obligation, of which the earnings impact was $1.8 million (after tax), and experienced an earnings impact associated with higher operation and maintenance expense of $1.1 million (after tax) associated mostly with higher pension and other post-retirement benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Exploration and Production

Exploration and Production Operating Revenues
----------------------------------- ---------------------------------------- -----------------------------------------
                                              Three Months Ended                        Nine Months Ended
                                                   June 30,                                 June 30,
----------------------------------- ---------------------------------------- -----------------------------------------
                                                                 Increase/                                Increase/
(Thousands)                               2004         2003     (Decrease)          2004         2003    (Decrease)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
  Gas (after Hedging)                  $43,947      $38,934         $5,013      $130,240     $116,682         $13,558
  Oil (after Hedging)                   31,354       34,244         (2,890)       90,009      111,740         (21,731)
  Gas Processing Plant                   6,980        7,518           (538)       20,609       22,090          (1,481)
  Other                                    842          922            (80)        1,607          601           1,006
  Intrasegment Elimination (1)          (6,131)      (5,866)          (265)      (16,871)     (17,378)            507
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                       $76,992      $75,752         $1,240      $225,594     $233,735         $(8,141)
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

---------------------------------------------- ------------------------------------ --------------------------------------
Production Volumes                                     Three Months Ended                    Nine Months Ended
                                                            June 30,                              June 30,
---------------------------------------------- ------------------------------------ --------------------------------------
                                                                      Increase/                              Increase/
                                                   2004       2003    (Decrease)          2004       2003    (Decrease)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
Gas Production (million cubic feet - MMcf)
  Gulf Coast                                      4,563      4,280         283          14,050     14,839       (789)
  West Coast                                      1,018      1,081         (63)          3,018      3,382       (364)
  Appalachia                                      1,208      1,448        (240)          3,894      3,836         58
  Canada                                          1,578      1,249         329           4,874      4,280        594
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
                                                  8,367      8,058         309          25,836     26,337       (501)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
Oil Production (thousands of barrels-Mbbl)
  Gulf Coast                                        395        330          65           1,184      1,121         63
  West Coast                                        651        712         (61)          2,012      2,179       (167)
  Appalachia                                          4          3           1              15          7          8
  Canada                                             89        573        (484)            253      1,817     (1,564)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
                                                  1,139      1,618        (479)          3,464      5,124     (1,660)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                       Nine Months Ended
                                                        June 30,                                 June 30,
----------------------------------------- --------------------------------------- ----------------------------------------
                                                                     Increase/                                 Increase/
                                               2004        2003     (Decrease)          2004         2003     (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $6.06       $5.52          $0.54         $5.52        $5.42          $0.10
  West Coast                                  $5.87       $5.30          $0.57         $5.44        $5.01          $0.43
  Appalachia                                  $6.23       $5.98          $0.25         $5.88        $4.92          $0.96
  Canada                                      $5.02       $5.55         $(0.53)        $4.86        $4.81          $0.05
  Weighted Average                            $5.87       $5.58          $0.29         $5.44        $5.19          $0.25
  Weighted Average After
     Hedging                                  $5.25       $4.83          $0.42         $5.04        $4.43          $0.61

Average Oil Price/bbl
  Gulf Coast                                 $36.80      $28.02          $8.78        $33.43       $29.23          $4.20
  West Coast                                 $33.56      $24.44          $9.12        $30.26       $26.08          $4.18
  Appalachia                                 $32.55      $30.51          $2.04        $29.50       $28.79          $0.71
  Canada                                     $32.25      $25.36          $6.89        $29.50       $26.19          $3.31
  Weighted Average                           $34.58      $25.51          $9.07        $31.28       $26.81          $4.47
  Weighted Average After
     Hedging                                 $27.53      $21.16          $6.37        $25.98       $21.81          $4.17
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2004 Compared with 2003

Operating revenues for the Exploration and Production segment increased $1.2 million for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003. Gas production revenue after hedging increased $5.0 million due to higher weighted average prices after hedging ($0.42 per Mcf), combined with a 309 MMcf increase in production. Oil production revenue after hedging decreased $2.9 million due primarily to a 479 Mbbl decline in production offset partly by higher weighted average prices after hedging ($6.37 per barrel). Canadian oil production decreased by approximately 484 Mbbl, which was mostly the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties.

        Operating revenues for the Exploration and Production segment decreased $8.1 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. Oil production revenue after hedging decreased $21.7 million due to a 1,660 Mbbl decline in production offset partly by higher weighted average prices after hedging ($4.17 per barrel). Gas production revenue after hedging increased $13.6 million. Increases in the weighted average price of gas after hedging ($0.61 per Mcf) more than offset an overall decrease in gas production. Most of the decrease in gas production occurred in the Gulf Coast of Mexico (a 789 MMcf decline), which is consistent with the expected decline rates in the region. Lower West Coast production (a 364 MMcf decline), down mainly due to a decline in this segment’s South Lost Hills wells, was more than offset by a 594 MMcf increase in Canadian production. The increase in Canada is attributable to additional drilling in East Central Alberta. The decline in the South Lost Hills wells was attributable to delays in getting new wells into production.

        The Exploration and Production segment’s earnings for the quarter ended June 30, 2004 were $14.8 million, an increase of $30.2 million when compared with a loss of $15.4 million for the quarter ended June 30, 2003. As previously discussed, during the quarter ended June 30, 2003, the Exploration and Production segment recorded an after tax impairment charge of $22.6 million related to its Canadian oil and gas assets which did not recur during the quarter ended June 30, 2004. The impact of higher oil and gas revenues increased earnings by $1.4 million (after tax). Lower operating expenses, of which

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the earnings impact was $5.0 million (after tax), was the other major factor in the Exploration and Production segment’s earnings increase. The decrease in operating expenses, which was mostly lease operating expenses, was principally the result of the September 2003 sale of the Company’s Southeast Saskatchewan oil properties.

                The Exploration and Production segment’s earnings for the nine months ended June 30, 2004 were $44.1 million, an increase of $37.1 million when compared with earnings of $7.0 million for the nine months ended June 30, 2003. As discussed above, the after tax impairment charge of $22.6 million recorded during the nine months ended June 30, 2003, which did not recur during the nine months ended June 30, 2004 was the main reason for the earnings increase. The increase also includes a $4.6 million earnings benefit related to the Company’s September 2003 sale of its Southeast Saskatchewan oil properties. When the transaction closed, the initial proceeds received were subject to an adjustment based on actual working capital and the resolution of certain income tax matters. During the quarter ended March 31, 2004, those items were resolved with the buyer and, as a result, the Company received an additional $4.6 million (U.S. dollars) of sales proceeds, which is recorded in the Adjustment of Loss on Sale of Oil and Gas Producing Properties line on the income statement. Also contributing to the increase was the fact that earnings for the nine months ended June 30, 2003 included a reduction to earnings in the amount of $0.6 million representing the cumulative effect of a change in accounting for plugging and abandonment costs that did not recur in the nine months ended June 30, 2004. Additionally, decreases in depletion, lease operating, and interest expense of $4.2 million (after tax), $10.7 million (after tax), and $1.5 million (after tax), respectively, more than offset a $5.3 million (after tax) decrease in oil and gas revenues, discussed above, and a $2.0 million increase in income tax expense due to a higher effective tax rate. The decrease in depletion and lease operating expenses primarily reflects the absence of the Company’s former Southeast Saskatchewan oil properties from results of operations for the nine months ended June 30, 2004. The decrease in interest expense was the result of lower debt balances. The higher effective tax rate resulted from the elimination of cross-border intercompany loans as a result of the sale of the Company’s Southeast Saskatchewan oil properties.

International

International Operating Revenues
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Nine Months Ended
                                                       June 30,                                    June 30,
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                                     Increase/                                   Increase/
(Thousands)                                   2004          2003    (Decrease)            2004          2003    (Decrease)
-------------------------------------- ------------- ------------- --------------  ------------- ------------- ---------------

   Heating                                 $12,680       $10,182        $2,498         $81,990       $75,055       $6,935
   Electricity                               8,428         6,294         2,134          27,593        24,326        3,267
   Other                                     1,014           772           242           3,140         2,638          502
 -------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                           $22,122       $17,248        $4,874        $112,723      $102,019      $10,704
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

International Heating and Electric Volumes
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Nine Months Ended
                                                       June 30,                                    June 30,
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                                     Increase/                                   Increase/
                                              2004          2003    (Decrease)            2004         2003     (Decrease)
-------------------------------------- ------------- -------------  -------------- ------------- ------------- ---------------

   Heating Sales (Gigajoules) (1)        1,221,736     1,144,220        77,516       7,965,921     8,203,420      (237,499)
   Electricity Sales
     (megawatt hours)                      254,454       203,582        50,872         836,375       800,630        35,745
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
 (1) Gigajoules = one billion joules.  A joule is a unit of energy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2004 Compared with 2003

Operating revenues for the International segment increased $4.9 million for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003. Colder weather was the main reason for the revenue increase. Weather in the quarter ended June 30, 2004 was approximately 22% colder than the quarter ended June 30, 2003, resulting in higher heating and electric volumes.

        Operating revenues for the International segment increased $10.7 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. Overall, although revenues in Czech korunas (CZK) were lower compared with the prior year, an increase in the value of the CZK as compared to the U.S. dollar caused operating revenues denominated in U.S. dollars to increase. Revenues in CZK were lower primarily because the nine months ended June 30, 2004 was warmer than the nine months ended June 30, 2003, which is reflected in the lower heating volumes shown in the table above.

        The International segment’s loss of $1.6 million for the quarter ended June 30, 2004 was $1.9 million less than the loss of $3.5 million recorded for the quarter ended June 30, 2003. Higher heat and electric margins due to colder weather were the primary reasons for the improvement.

        The International segment’s earnings for the nine months ended June 30, 2004 were $13.0 million compared with a loss of $3.4 million for the nine months ended June 30, 2003. The increase can partly be attributed to a $5.2 million benefit to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. During the quarter ended December 31, 2003, the government in the Czech Republic enacted legislation that gradually reduces the corporate statutory income tax from 31% to 24% (the reduction will be phased in over a three-year period). In accordance with accounting principles generally accepted in the United States of America (GAAP), the full $5.2 million benefit resulting from the change in the income tax rate was reflected as a reduction to deferred income tax expense in December 2003. Also contributing to the earnings increase, the nine months ended June 30, 2003 included a non-recurring $8.3 million impairment charge resulting from the Company’s change in accounting for goodwill. The remaining increase can be attributed to lower interest expense and an increase in the value of the CZK compared to the U.S. dollar.

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                         Nine Months Ended
                                                     June 30,                                   June 30,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
(Thousands)                                2004           2003    (Decrease)           2004         2003    (Decrease)
----------------------------------- ------------- --------------  -------------  ------------ ------------ --------------

Natural Gas (after Hedging)             $67,374        $93,910      $(26,536)        $240,701     $262,444    $(21,743)
Other                                         2             56           (54)              31           98         (67)
----------------------------------- ------------- -------------- --------------- ------------ ------------ --------------
                                        $67,376        $93,966      $(26,590)        $240,732     $262,542    $(21,810)
----------------------------------- ------------- -------------- --------------- ------------ ------------ --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                         Nine Months Ended
                                                     June 30,                                   June 30,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
                                           2004           2003    (Decrease)          2004          2003    (Decrease)
----------------------------------- ------------- --------------  -------------  ----------- ------------- --------------

Natural Gas - (MMcf)                      9,918         11,945       (2,027)          35,908       38,417       (2,509)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2004 Compared with 2003

Operating revenues for the Energy Marketing segment decreased $26.6 million and $21.8 million, respectively, for the quarter and nine months ended June 30, 2004, as compared with the quarter and nine months ended June 30, 2003. These decreases primarily reflect lower gas sales revenue due to lower throughput, which was the result of warmer weather and the migration of several large volume customers to other marketers.

        The Energy Marketing segment’s earnings for the quarter ended June 30, 2004 were $1.2 million, an increase of $1.3 when compared with a loss of $0.1 million for the quarter ended June 30, 2003. The increase in earnings is mainly due to higher margins. Margins in the quarter ended June 30, 2003 were adversely affected by the combined effects of local distribution company operational constraints, price volatility and weather related demand swings. These factors did not recur in the quarter ended June 30, 2004. This improvement to margins was somewhat offset by lower throughput, which was the result of warmer weather and the migration of several large volume customers to other marketers.

        The Energy Marketing segment’s earnings for the nine months ended June 30, 2004 were $5.6 million, a decrease of $0.5 million when compared with earnings of $6.1 million for the nine months ended June 30, 2003. The decrease primarily reflects lower margin on gas sales caused by warmer weather, the migration of several large volume customers to other marketers and the current high commodity pricing environment. These factors were partially offset by the positive impact of the non-recurrence of the operational constraints, price volatility and demand swings experienced during the quarter ended June 30, 2003.

Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Nine Months Ended
                                                June 30,                                     June 30,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                               Increase/                                    Increase/
(Thousands)                             2004          2003    (Decrease)             2004          2003    (Decrease)
------------------------------- -------------- -------------  ------------  --------------- ------------- ---------------

Log Sales                             $4,434        $3,601         $833           $16,833       $22,051       $(5,218)
Green Lumber Sales                     1,345         1,137          208             4,464         4,699          (235)
Kiln Dry Lumber Sales                  7,115         6,324          791            19,647        15,634         4,013
Other                                    177           193          (16)              680           741           (61)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $13,071       $11,255         $1,816         $41,624       $43,125       $(1,501)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Nine Months Ended
                                                June 30,                                     June 30,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2004          2003    (Decrease)             2004          2003    (Decrease)
------------------------------- -------------- -------------  ------------  --------------- ------------- ---------------

Log Sales                              1,392         1,091           301            5,208         6,828         (1,620)
Green Lumber Sales                     1,956         2,296          (340)           7,154         9,312         (2,158)
Kiln Dry Lumber Sales                  3,824         3,766            58           10,909         9,847          1,062
------------------------------- --------------- ------------- -------------- --------------- ------------- ---------------
                                       7,172         7,153            19           23,271        25,987         (2,716)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2004 Compared with 2003

Operating revenues for the Timber segment increased $1.8 million for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003. The increase for the quarter can largely be attributed to higher sales of cherry veneer logs which command higher than average prices and higher sales of kiln dry lumber.

        Operating revenues for the Timber segment decreased $1.5 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. The decrease in log sales was principally due to the Company’s August 2003 sale of approximately 70,000 acres of low cost basis timber property. Partially offsetting this decrease was a $4.0 million increase in the sale of kiln dry lumber, which was caused by an increase in activity at the Company’s mill operations. As a result of the sale discussed above, a larger percentage of timber processed in the Company’s facilities is now purchased from third parties.

        The Timber segment’s earnings for the quarter ended June 30, 2003 were $0.7 million, a decrease of $0.3 million when compared with earnings of $1.0 million for the quarter ended June 30, 2003. The decrease is primarily due to a $0.8 million (after tax) adjustment to the Company’s August 2003 sale of timber properties discussed above. During the quarter ended June 30, 2004, the Company received final timber cruise information of the properties it sold and, based on that information, determined that property records pertaining to $1.3 million ($0.8 million after tax) of timber property were not properly shown as having been transferred to the purchaser. As a result, the Company removed those assets from its property records and adjusted the previously recognized gain downward by recognizing a pre tax loss of $1.3 million. This decrease was partially offset by higher margins from cherry veneer logs. The increase in kiln dry lumber was largely offset by an increase in costs associated with purchased timber.

        The Timber segment’s earnings for the nine months ended June 30, 2004 were $3.9 million, a decrease of $4.8 million when compared with earnings of $8.7 million for the nine months ended June 30, 2003. The decrease was principally due to the sale of 70,000 acres of timber property, as mentioned above. While sales of cherry logs were higher during the quarter ended June 30, 2004, over the nine months they decreased by approximately 1.3 million board feet or 30% from the prior year. While kiln dry lumber sales increased, this benefit was largely offset by an increase in costs associated with purchased timber. The earnings decrease also reflects the adjustment to the Company’s fiscal 2003 sale of timber properties, as discussed above.

Income from Unconsolidated Subsidiaries

The Company’s unconsolidated subsidiaries consist of equity method investments that Horizon Power has made in Seneca Energy II, LLC, (Seneca Energy), Model City Energy, LLC (Model City), and Energy Systems North East, LLC (ESNE). The Company has 50% ownership interests in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. Seneca Energy, Model City, and ESNE sell electricity into the New York power grid.

        Income from unconsolidated subsidiaries increased $0.3 million for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003. This increase primarily reflects a lower loss from the Company’s investment in ESNE ($0.2 million) and higher income from the Company’s investment in Model City ($0.1 million).

        Income from unconsolidated subsidiaries decreased $0.1 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. This decrease primarily reflects a lower loss from the Company’s investment in ESNE ($0.2 million) offset by lower income from the Company’s investment in Seneca Energy ($0.3 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Interest Charges

Interest on long-term debt decreased $2.7 million and $5.1 million, respectively, for the quarter and nine months ended June 30, 2004 as compared with the quarter and nine months ended June 30, 2003. These decreases can be attributed primarily to lower average amounts of long-term debt outstanding and lower weighted average interest rates.

        Other interest charges decreased $1.7 million and $4.5 million, respectively, for the quarter and nine months ended June 30, 2004 as compared with the quarter and nine months ended June 30, 2003. These decreases resulted mainly from a decrease in the average amount of short-term debt outstanding.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the nine-month period ended June 30, 2004 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock and benefit plans.

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes, cumulative effect of changes in accounting, income or loss from unconsolidated subsidiaries net of cash distributions, adjustment of loss on sale of oil and gas producing properties, adjustment of gain on sale of timber properties, and minority interest in foreign subsidiaries.

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

        Net cash provided by operating activities totaled $408.2 million for the nine months ended June 30, 2004, an increase of $90.4 million compared with $317.8 million provided by operating activities for the nine months ended June 30, 2003. Lower working capital requirements in the Utility and Energy Marketing segments were the main reasons for this increase. The Exploration and Production segment also experienced an increase in cash flow from operations. Partially offsetting these increases, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

        The Company’s expenditures for long-lived assets totaled $122.3 million during the nine months ended June 30, 2004. The table below presents these expenditures:

--------------------------------------------- --- ---------------- --------------------- --------------------------
Nine Months Ended June 30, 2004
(in millions of dollars)
--------------------------------------------- --- ---------------- --------------------- --------------------------
                                                                     Expenditures for
                                                                    Long-Lived Assets
--------------------------------------------- --- ---------------- --------------------- --------------------------
Utility                                                                    $38.7
Pipeline and Storage                                                        13.7
Exploration and Production                                                  58.1
International                                                                4.1
Timber                                                                       2.2
All Other and Corporate                                                      5.5
--------------------------------------------- --- ---------------- --------------------- --------------------------
      Total                                                               $122.3
--------------------------------------------- --- ---------------- --------------------- --------------------------

Utility

The majority of the Utility capital expenditures for the nine months ended June 30, 2004 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures were made for additions, improvements, and replacements to this segment’s transmission and storage systems.

        The Company and TransCanada PipeLines Limited are no longer pursuing together the pipeline project known as the Northwinds Project, due to insufficient long-term shipper commitments. The Northwinds Project would have moved gas from Canada to Leidy, Pennsylvania, from where the gas could have moved to various locations in the Northeast. Instead, as announced in February 2004, the Company is pursuing a project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire State Pipeline.* This proposed extension project will provide an upstream supply link for Phase I of the Millenium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including KeySpan Gas East Corporation, which has entered into a precedent agreement to be a major shipper, subject to the satisfaction of various conditions.* The pipeline extension will be designed to move at least 250 MMcf of natural gas per day.* The preliminary estimate of the cost for developing the Empire extension project is $140 million and the targeted in-service date is late in calendar 2006.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

The Exploration and Production segment capital expenditures for the nine months ended June 30, 2004 included approximately $24.2 million (U.S. Dollar equivalent) for Canada, $15.8 million for the Gulf Coast region ($15.5 million for the off-shore program in the Gulf of Mexico), $11.0 million for the West Coast region and $7.1 million for the Appalachian region. These amounts included approximately $8.4 million spent to develop proved undeveloped reserves.

International

The majority of the International segment capital expenditures for the nine months ended June 30, 2004 were concentrated on improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures for the nine months ended June 30, 2004 were made for purchases of equipment for Highland’s sawmill and kiln operations.

All Other and Corporate

The majority of the All Other and Corporate capital expenditures for the nine months ended June 30, 2004 were made for construction and improvements to the Company’s new headquarters building.

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

Consolidated short-term debt decreased $78.3 million during the nine months ended June 30, 2004. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and other entities, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At June 30, 2004, the Company had outstanding short-term notes payable to banks and commercial paper of $35.3 million and $4.6 million, respectively. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $400.0 million, is revocable at the option of the financial institution and is reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 26, 2004 and $110.0 million is committed to the Company through September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .625 from October 1, 2003 through September 30, 2004 and .60 from October 1, 2004 and thereafter. At June 30, 2004, the Company’s debt to capitalization ratio (as calculated under the facility) was .51. The constraints specified in the committed credit facility would permit an additional $289.6 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .625. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at June 30, 2004, the Company would have been permitted to issue up to a maximum of $576.0 million in additional long-term unsecured indebtedness at then-current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s indenture pursuant to which $499.0 million (or 40%) of the Company’s long-term debt (as of June 30, 2004) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

        The Company’s $220.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility and would restrict the Company’s ability to borrow under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of such indebtedness to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2004, the Company had no debt outstanding under the committed credit facility.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Off-Balance Sheet Arrangements

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $23.6 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $10.4 million. The Company has guaranteed 50% or $5.2 million of these capital lease commitments.

Contractual Obligations

The following table summarizes the Company’s contractual financial commitments at June 30, 2004 and the twelve-month periods over which they occur:

------------------------------ -----------------------------------------------------------------------------------------------
                                                            Payments by Expected Maturity Dates
                               -----------------------------------------------------------------------------------------------
 (Millions of Dollars)            2004 -      2005 -       2006 -       2007 -        2008 -
                                  2005        2006         2007         2008          2009        Thereafter       Total
------------------------------ ------------ ----------- ------------ ------------ -------------- -------------- --------------
Long-Term Debt                   $114.1       $14.1        $10.5       $209.3         $106.4       $796.5         $1,250.9
Short-Term Bank Notes             $35.3           -            -            -              -            -            $35.3
Commercial Paper                   $4.6           -            -            -              -            -             $4.6
Operating Lease
   Commitments                     $6.4        $4.9         $3.8         $3.0           $2.6         $2.9            $23.6
Capital Lease
   Commitments                     $0.8        $1.0         $1.1         $0.6           $0.7         $1.0             $5.2
------------------------------ ------------ ----------- ------------ ------------ -------------- -------------- --------------

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

RATE MATTERS

Utility Operation

Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses in effect in each of the jurisdictions as approved by the appropriate regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) (collectively, “Parties”) that established rates for the three-year period ending September 30, 2003. For a complete discussion of this Agreement, refer to “Rate Matters” in Item 7 of the Company’s 2002 Form 10-K. On July 25, 2003, the Parties and other interests executed a settlement agreement (Settlement) to extend the terms of the Agreement and Distribution Corporation’s restructuring plan one year commencing October 1, 2003. The Settlement was approved by the NYPSC in an order issued on September 18, 2003. As approved, the Settlement continued existing base rates, but reduced the level above which earnings are shared 50/50 with customers from the previous 11.5% return on equity to 11.0%. In addition, the Settlement increased the combined pension and other post-retirement benefit expense by $8.0 million, without a corresponding increase in revenues. Most other features of Distribution Corporation’s service remained largely unchanged. In April, 2004 Distribution Corporation commenced confidential settlement negotiations with the NYPSC and other parties concerning, among other things, its revenue requirement for the year ending September 30, 2005. NYPSC Staff suspended negotiations and Distribution Corporation plans to file a base rate case in the fourth quarter of 2004 to increase annual operating revenues effective in the fourth quarter of 2005.*

On June 1, 2004, Distribution Corporation submitted a filing to the NYPSC supporting the removal of a $5 million annual bill credit originally established under the terms of the Agreement. If approved, the bill credit would no longer be applied to customer bills after October 1, 2004, and Distribution Corporation’s revenues would increase by $5 million annually. The NYPSC may accept, reject or modify Distribution Corporation’s request, and therefore the Company is unable to ascertain the outcome of the bill credit proceeding at this time.

On September 20, 2001, the NYPSC issued an order under which Distribution Corporation was directed to show cause why an action for penalties of $19.0 million should not be commenced against it for alleged violations of consumer protection requirements. On December 3, 2001, Distribution Corporation filed its response which vigorously asserted that the allegations lacked merit. Distribution Corporation continues to so believe. On July 28, 2004, the NYPSC concluded the investigation of issues raised in the order without assessing any fines or penalties. As part of the settlement of the NYPSC’s investigation, Distribution Corporation will commit $1.5 million to a new program designed to assist low-income customers who are transitioning from public assistance. Distribution Corporation has also agreed to incur costs of up to $0.3 million for an audit of customer service practices. The NYPSC has agreed not to seek any penalties should any violations be uncovered during the audit. For a discussion of related legal matters, refer to Part II, Item 1, “Legal Proceedings.”

Pennsylvania Jurisdiction

On April 16, 2003, Distribution Corporation filed a request with the PaPUC to increase annual operating revenues by $16.5 million to cover increases in the cost of providing service, to be effective June 15, 2003. The PaPUC suspended the effective date to January 15, 2004. Distribution Corporation filed this request for several reasons including increases in the costs associated with Distribution Corporation’s ongoing construction program as well as increases in uncollectible accounts and personnel expenses. On October 16, 2003, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who, on November 17, 2003, issued a decision recommending adoption of the settlement. The settlement provides for a base rate increase of $3.5 million and authorizes deferral accounting for pension and other post-retirement benefit expenses. The settlement was approved by the PaPUC on December 18, 2003, and rates became effective January 15, 2004. Distribution Corporation has determined a need for additional rate relief and accordingly plans to file a request in the fourth quarter of 2004 to increase annual operating revenue effective no later than the third quarter of 2005.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

        On November 25, 2003, the FERC issued Order 2004 “Standards of Conduct for Transmission Providers”, which it clarified in Order 2004-A on April 16, 2004 and Order 2004-B on August 2, 2004. Order 2004, which is scheduled to go into effect September 22, 2004, regulates the conduct of transmission providers (such as Supply Corporation) with their “energy affiliates.” The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Supply Corporation’s principal energy affiliates will be Seneca Resources, NFR and, possibly, Distribution Corporation.* Order 2004 provides that companies may request waivers, which the Company has done with respect to Distribution Corporation and is awaiting rulings. Order 2004 also provides an exemption for local distribution companies that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales and do not purchase gas in ways FERC considers to be “financial or futures transactions or hedging.” Distribution Corporation currently does make such off-system sales and some of its gas purchase arrangements might be considered by FERC to be “financial or futures transactions or hedging.” Supply Corporation and Distribution Corporation would like to continue operating as they do, whether by waiver, amendment or further clarification of the new rules, or by complying with the requirements applicable if Distribution Corporation were an energy affiliate. Treating Distribution Corporation as an energy affiliate, without any waivers, would require changes in the way Supply Corporation and Distribution Corporation operate which would decrease efficiency, but probably would not increase capital or operating expenses to an extent that would be material to the financial condition of the Company.* Until there is further clarification from the FERC on the scope of these exemptions and rulings on the Company’s waiver requests, the Company is unable to predict the ultimate impact Order 2004 will have on the Company. Pending such clarification, Distribution Corporation currently plans in the short term to stop making off-systm sales, effective September 22, 2004.* The Company does not expect that such a change would have a material effect on the Company's results of operations, as margins resulting from off-system sales are minimal as a result of profit sharing with retail customers.*

        Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.

Other Matters

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At June 30, 2004, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $14.0 million.* This liability has been recorded on the Consolidated Balance Sheet at June 30, 2004. Other than discussed in Note G of the Company’s 2003 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2003 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

Safe Harbor for Forward-Looking Statements

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those that are designated with an asterisk (“*”) and those which are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;S

2.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather;

3.	Changes in the availability and/or price of natural gas, oil, and coal;

4.	Inability to obtain new customers or retain existing ones;

5.	Significant changes in competitive factors affecting the Company;

6.	Governmental/regulatory actions, initiatives and proceedings, including those affecting acquisitions, financings, allowed rates of return, industry and rate structure, franchise renewal, and environmental/safety requirements;

7.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

8.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs;

9.	The nature and projected profitability of pending and potential projects and other investments;

10.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

11.	Uncertainty of oil and gas reserve estimates;

12.	Ability to successfully identify and finance acquisitions and ability to operate and integrate existing and any subsequently acquired business or properties;

13.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

14.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

15.	Changes in the availability and/or price of derivative financial instruments;

16.	Changes in the price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of financial instruments or the Company’s natural gas and oil reserves;

17.	Inability of the various counterparties to meet their obligations with respect to the Company’s financial instruments;

18.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

19.	Significant changes in tax rates or policies or in rates of inflation or interest;

20.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

21.	Changes in accounting principles or the application of such principles to the Company;

22.	Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations; or

23.	The cost and effects of legal and administrative claims against the Company.

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

Evaluation of disclosure controls and procedures

        The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the

Item 4. Controls and Procedures (Concl.)

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

        In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. The plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff’s material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co-defendant. Distribution Corporation believes and will vigorously assert that the plaintiff’s allegations lack merit. The Court changed venue of the action to New York State Supreme Court, Erie County. The litigation is in the early stages of discovery. For a discussion of a related matter before the NYPSC, refer to Part I, Item 2 — MD&A of this report under the heading “Rate Matters.”

        On December 22, 2003, the Pennsylvania Department of Environmental Protection (DEP) issued an order to Seneca to halt its timber harvesting operations on 21,000 acres in Cameron, Elk and McKean

Item 1. Legal Proceedings (Concl.)

counties in Pennsylvania. The order asserts certain violations of DEP regulations concerning erosion, sedimentation and stream crossings. The order requires Seneca to apply for certain permits, control erosion, submit plans for removal of water encroachments not included in permit applications, notify the DEP of additional current or planned timber harvesting operations, and grant the DEP access to timber acreage. On January 9, 2004, Seneca filed with the Pennsylvania Environmental Hearing Board (Hearing Board) a notice of appeal, objecting to each finding and order contained in the order, and asserting that the DEP’s findings are factually incorrect, an arbitrary exercise of the DEP’s functions and duties, and contrary to law. Also on January 9, 2004, Seneca filed with the Hearing Board a petition requesting a stay of operation of portions of the order. On January 16, 2004, the parties settled Seneca’s request for a stay. Seneca has resumed its timber harvesting operations pursuant to the terms of the settlement. The settlement preserves various issues raised by the DEP’s order for a hearing on the merits of Seneca’s notice of appeal. Seneca is engaged in negotiations to resolve this dispute on acceptable terms, and litigation deadlines have been extended to accommodate those discussions.

        The Company believes, based on the information presently known, that the ultimate resolution of these matters, individually or in the aggregate, will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcomes of these matters, and it is possible that the outcomes, individually or in the aggregate, could be material to results of operations or cash flow for a particular quarter or annual period.*

        For a discussion of various environmental matters, refer to Part I, Item 1 at Note 6 and Part I, Item 2 – MD&A of this report under the heading “Environmental Matters.”

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

        On April 1, 2004, the Company issued a total of 1,800 unregistered shares of Company common stock to the six non-employee directors of the Company, 300 shares to each such director. All of these shares were issued as partial consideration for the directors’ services during the quarter ended June 30, 2004, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

------------------------- ---------------------- ---------------------- ---------------------- ----------------------
                                                                           Total Number of        Maximum Number
                                                                         Shares Purchased as    of Shares that May
                                                                          Part of Publicly       Yet Be Purchased
                             Total Number of                               Announced Share          Under Share
                                 Shares              Average Price       Repurchase Plans or     Repurchase Plans
      Period                   Purchased (a)        Paid per Share            Programs              or Programs
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Apr. 1 - 30, 2004                 22,414                $24.53                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
May 1 - 31, 2004                 107,611                $25.18                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
June 1 - 30, 2004                 55,263                $25.03                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Total                            185,288                $25.06                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------

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

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                 12                 Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed  Charges for the Twelve  Months Ended June 30, 2004 and the Fiscal Years
                                    Ended September 30, 1999 through 2003.

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
                                    2004  and 2003.

Item 6. Exhibits and Reports on Form 8-K (Concl.)
         (b)     Reports on Form 8-K

                                    A report on Form 8-K dated March 31,  2004 was  furnished  to the SEC on April 1, 2004  regarding a press  release  issued by the  Company  concerning  the  retirement  of Joseph  P.  Pawlowski,  its
                                    Treasurer,  Principal Financial Officer and Principal Accounting Officer; the appointment of Ronald
                                    J. Tanski as Treasurer and Principal Financial Officer;  and the appointment of Karen M. Camiolo as
                                    Controller and Principal  Accounting Officer.  This information was furnished under Item 9, "Regulation
                                    FD Disclosure."

                                    A report on Form 8-K dated April 27, 2004 was  furnished  to the SEC on April 28, 2004  regarding a press release issued by the Company  concerning  earnings for the quarter ended March 31, 2004. The report was furnished under Item 12, "Results of Operations and Financial Condition."

Signatures

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          NATIONAL FUEL GAS COMPANY
                                                          -------------------------
                                                                (Registrant)

                                                          /s/ R. J. Tanski
                   -----------------------------------------
                                                          R. J. Tanski
                                                          Treasurer and Principal Financial Officer

                                                          /s/ K. M. Camiolo
                    -------------------------------------------
                                                          K. M. Camiolo
                                                          Controller and Principal Accounting Officer

Date: August 9, 2004

EXHIBIT INDEX
(Form 10-Q)

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended June 30, 2004 and the Fiscal Years Ended
                           September 30, 1999 through 2003

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

Exhibit 31.2               Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended June 30, 2004
                           and 2003