Form 10-Q
period 2004-12-31
NATIONAL FUEL GAS CO
filed 2005-02-09
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

      Common stock, $1 par value, outstanding at January 31, 2005: 83,216,167 shares.

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
Horizon LFG, Inc. (Horizon LFG)
Horizon Power, Inc. (Horizon Power)

INDEX

           Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings Reinvested in the Business - Three Months Ended December 31, 2004 and 2003 - Page 4

Consolidated Balance Sheets - December 31, 2004 and September 30, 2004 - Pages 5-6

Consolidated Statements of Cash Flows - Three Months Ended December 31, 2004 and 2003 - Page 7

Consolidated Statements of Comprehensive Income - Three Months Ended December 31, 2004 and 2003 - Page 8

Notes to Consolidated Financial Statements - Pages 9-15

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

Item 6. Exhibits - Page 34

Signatures - Page 35

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

Item 1. Financial Statements

Consolidated Statements of Income and Earnings Reinvested in the Business

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2004              2003
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $544,258          $532,513
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Expenses
  Purchased Gas                                                                         256,156           250,777
  Fuel Used in Heat and Electric Generation                                              22,211            21,056
  Operation and Maintenance                                                             100,846           100,183
  Property, Franchise and Other Taxes                                                    18,168            18,222
  Depreciation, Depletion and Amortization                                               46,940            46,458
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        444,321           436,696
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                         99,937            95,817
Other Income (Expense):
    Income from Unconsolidated Subsidiaries                                                 785                83
    Other Income                                                                          1,650             2,031
    Interest Expense on Long-Term Debt                                                  (18,545)          (22,968)
    Other Interest Expense                                                               (2,417)           (2,365)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                              81,410            72,598
   Income Tax Expense                                                                    30,035            21,567
   Minority Interest in Foreign Subsidiaries                                                937             1,817
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    50,438            49,214
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    718,926           642,690
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        769,364           691,904
Dividends on Common Stock
 (2004 - $0.28; 2003 - $0.27)                                                            23,274            22,010
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at December 31                                                                 $746,090          $669,894
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.61             $0.60
================================================================================ ================= =================
  Diluted:
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.60             $0.60
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          83,150,086        81,572,025
================================================================================ ================= =================
  Used in Diluted Calculation                                                        84,638,106        82,307,835
================================================================================ ================= =================

                         See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                December 31,        September 30,
                                                                                      2004               2004
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,707,674          $4,602,779
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,669,626           1,596,015
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     3,038,048           3,006,764
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  78,611              66,153
   Receivables - Net of Allowance for Uncollectible Accounts of
     $19,815 and $17,440, Respectively                                                 197,739             129,825
   Unbilled Utility Revenue                                                             84,835              18,574
   Gas Stored Underground                                                               50,613              68,511
   Materials and Supplies - at average cost                                             57,014              43,922
   Unrecovered Purchased Gas Costs                                                       6,896               7,532
   Prepayments                                                                          36,916              38,760
   Fair Value of Derivative Financial Instruments                                        1,469                  23
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       514,093             373,300
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             83,847              83,847
   Unamortized Debt Expense                                                             19,065              19,573
   Other Regulatory Assets                                                              66,167              66,862
   Deferred Charges                                                                      3,069               3,411
   Other Investments                                                                    74,291              72,556
   Investments in Unconsolidated Subsidiaries                                           15,730              16,444
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    45,328              45,994
   Other                                                                                20,498              17,571
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       333,471             331,734
---------------------------------------------------------------------------- -------------------- -------------------

Total Assets                                                                        $3,885,612          $3,711,798
============================================================================ ==================== ===================

                        See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                December 31,        September 30,
                                                                                    2004                 2004
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding -  83,214,892 Shares
    And 82,990,340 Shares, Respectively                                                $83,215            $ 82,990
   Paid in Capital                                                                     509,977             506,560
   Earnings Reinvested in the Business                                                 746,090             718,926
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Income (Loss)                                      1,339,282           1,308,476
   Accumulated Other Comprehensive Income (Loss)                                           603            (54,775)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,339,885           1,253,701
Long-Term Debt, Net of Current Portion                                               1,130,290           1,133,317
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,470,175           2,387,018
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               42,903              37,048
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   170,100             156,800
   Current Portion of Long-Term Debt                                                    15,073              14,260
   Accounts Payable                                                                    162,506             115,979
   Amounts Payable to Customers                                                         10,794               3,154
   Other Accruals and Current Liabilities                                              114,119              91,164
   Fair Value of Derivative Financial Instruments                                       61,629              95,099
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       534,221             476,456
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   474,504             458,095
   Taxes Refundable to Customers                                                        11,065              11,065
   Unamortized Investment Tax Credit                                                     7,322               7,498
   Cost of Removal Regulatory Liability                                                 83,315              82,020
   Other Regulatory Liabilities                                                         70,039              67,669
   Pension Liability                                                                    92,680              91,587
   Asset Retirement Obligation                                                          32,954              32,292
   Other Deferred Credits                                                               66,434              61,050
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       838,313             811,276
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

Total Capitalization and Liabilities                                                $3,885,612          $3,711,798
============================================================================ ==================== ===================

                        See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Cash Flows

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2004                  2003
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                              $50,438               $49,214
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      46,940                46,458
         Deferred Income Taxes                                                         (1,864)               (4,728)
         Income from Unconsolidated Subsidiaries, Net of
             Cash Distributions                                                           715                   437
         Minority Interest in Foreign Subsidiaries                                        937                 1,817
         Other                                                                          2,684                 1,160
         Change in:
           Receivables and Unbilled Utility Revenue                                  (132,963)             (114,267)
           Gas Stored Underground and Materials and
            Supplies                                                                    5,324                30,601
           Unrecovered Purchased Gas Costs                                                636                 9,425
           Prepayments                                                                  1,903                 9,941
           Accounts Payable                                                            43,950                46,411
           Amounts Payable to Customers                                                 7,640                  (271)
           Other Accruals and Current Liabilities                                      22,514                29,248
           Other Assets                                                                (3,958)                  951
           Other Liabilities                                                           13,258                (5,727)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by
 Operating Activities                                                                  58,154               100,670
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (40,022)              (46,282)
   Other                                                                               (1,046)                 (623)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (41,068)              (46,905)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                               13,300                (8,000)
   Reduction of Long-Term Debt                                                         (3,509)               (4,318)
   Dividends Paid on Common Stock                                                     (23,210)              (21,952)
   Proceeds from Issuance of Common Stock                                               3,452                 3,761
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                                 (9,967)              (30,509)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                        5,339                 1,710
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase in Cash and Temporary Cash Investments                                    12,458                24,966

Cash and Temporary Cash Investments at October 1                                       66,153                51,421
---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                                    $78,611               $76,387
============================================================================ =================== =====================

                        See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2004                   2003
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $50,438               $49,214
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            30,984                15,946
   Unrealized Gain on Securities Available for Sale
     Arising During the Period                                                         1,129                 1,321
   Unrealized Gain (Loss) on Derivative Financial Instruments
     Arising During the Period                                                        20,102               (17,616)
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                   18,196                 5,737
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income, Before Tax                                                70,411                 5,388
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            395                   462
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss)
   on Derivative Financial Instruments Arising During the Period                        7,727               (6,341)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                        6,911                 2,394
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                     15,033                (3,485)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income                                                             55,378                 8,873
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                 $105,816               $58,087
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

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2004, 2003 and 2002 that are included in the Company’s 2004 Form 10-K. The 2005 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the three months ended December 31, 2004 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2005. Most of the business of the Utility, International, and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility, International, and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings in those segments for the entire fiscal year.

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

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

                                                         At December 31, 2004           At September 30, 2004
                                                         --------------------           ---------------------

Minimum Pension Liability Adjustment                            $(53,648)                      $(53,648)
Cumulative Foreign Currency
  Translation Adjustment                                          82,500                         51,516
Net Unrealized Loss on Derivative
  Financial Instruments                                          (33,073)                       (56,733)
Net Unrealized Gain on Securities
  Available for Sale                                               4,824                          4,090
                                                                 -------                        -------
Accumulated Other Comprehensive Income (Loss)                   $    603                       $(54,775)
                                                                 =======                        ========

Item 1. Financial Statements (Cont.)

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter ended December 31, 2004 there were no stock options excluded as being antidilutive. For the quarter ended December 31, 2003, 4,606,588 stock options were excluded as being antidilutive.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method specified by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under that method, no compensation expense was recognized for options granted under the plans for the quarters ended December 31, 2004 and 2003. Had compensation expense been determined based on fair value at the grant dates, which is the accounting treatment specified by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

                                                                                        Three Months Ended
(Thousands of Dollars, Except                                                              December 31,
Per Comm Share Amounts)
                                                                             ----------------------------------------
                                                                                      2004                2003
                                                                             ------------------- --------------------

Net Income Available for Common Stock
   As Reported                                                                      $50,438              $49,214
Deduct:
Total Compensation Expense Determined
   Based on Fair Value at the Grant Dates                                               256                  552
                                                                                     ------               ------
Pro Forma Net Income Available for Common
   Stock                                                                            $50,182              $48,662
                                                                                     ======               ======

Earnings Per Common Share:
Basic - As Reported                                                                  $0.61                $0.60
Basic - Pro Forma                                                                    $0.60                $0.60
Diluted - As Reported                                                                $0.60                $0.60
Diluted - Pro Forma                                                                  $0.59                $0.59

“Net Income Available for Common Stock as Reported” in the pro forma information shown above includes compensation expense related to restricted stock awards. Such compensation expense amounted to $0.2 million and $0.3 million for the quarters ended December 31, 2004 and December 31, 2003, respectively.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company currently follows APB 25 in accounting for stock-based compensation, as disclosed above. SFAS 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under this standard, companies are required to measure the cost of employee services received in exchange for an award of equity

Item 1. Financial Statements (Cont.)

instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt this standard during the fourth quarter of fiscal 2005. In accordance with SFAS 123R, the Company will use the modified version of prospective application. Under modified prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for the Company’s disclosure under SFAS 123. The Company will not restate any prior periods as a result of adopting SFAS 123R. The Company does not believe that adoption of SFAS 123R will have a material impact on its financial condition and results of operations, as highlighted by the disclosures above under “Stock-Based Compensation”.

Note 2 — Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows (in thousands):

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             ----------------------------------------
                                                                                      2004                2003
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $23,730              $19,676
     State                                                                             6,525                5,327
     Foreign                                                                           1,644                1,292

  Deferred Income Taxes
     Federal                                                                          (2,183)                (864)
     State                                                                              (960)                (232)
     Foreign                                                                           1,279               (3,632)
                                                                             ------------------- --------------------
                                                                                      30,035               21,567

Other Income:
  Deferred Investment Tax Credit                                                        (174)                (174)

Minority Interest in Foreign Subsidiaries                                               (342)                 536
                                                                             ------------------- --------------------

Total Income Taxes                                                                   $29,519              $21,929
                                                                             =================== ====================

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                             ------------------- --------------------
                                                                                      2004                2003
                                                                             ------------------- --------------------

U.S.                                                                                 $68,582              $60,990
Foreign                                                                               11,375               10,153
---------------------------------------------------------------------------- ------------------- --------------------
                                                                                     $79,957              $71,143
============================================================================ =================== ====================

Item 1. Financial Statements (Cont.)

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                             ----------------------------------------
                                                                                     2004                 2003
                                                                             ------------------- --------------------

Income tax expense, computed at
 statutory rate of 35%                                                               $27,985              $24,900

Increase (reduction) in taxes resulting from:
  State income taxes                                                                   3,617                3,312
  Foreign tax differential                                                            (1,399)                (183)
  Foreign tax rate reduction                                                               -               (5,174)
  Miscellaneous                                                                         (684)                (926)
---------------------------------------------------------------------------- ------------------- --------------------
  Total Income Taxes                                                                 $29,519              $21,929
============================================================================ =================== ====================

        Significant components of the Company’s deferred tax liabilities (assets) were as follows (in thousands):

                                                             At December 31, 2004           At September 30, 2004
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                    $571,249                      $568,114
  Other                                                              35,110                        37,051
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                      606,359                       605,165
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                              (28,887)                      (28,887)
  Capital Loss Carryover                                            (11,865)                      (12,546)
  Unrealized Hedging Losses                                         (18,856)                      (33,890)
  Other                                                             (75,124)                      (74,624)
------------------------------------------------------ --------------------------------- ----------------------------
                                                                   (134,732)                     (149,947)
  Valuation Allowance                                                 2,877                         2,877
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                          (131,855)                     (147,070)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                    $474,504                      $458,095
====================================================== ================================= ============================

        The Company has undistributed earnings of foreign subsidiaries that relate to its operations in the Czech Republic. These earnings are considered to be permanently reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding taxes, net of allowable foreign tax credits or deductions. At December 31, 2004, such undistributed earnings totaled $54.9 million. In addition, there was a $60.4 million positive cumulative translation adjustment attributable to this investment, and similarly, no U.S. income taxes have been provided thereon.

        The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company is reviewing the aspects of this legislation which affect, or will affect, the Company’s various segments, including the provision providing a substantially reduced tax rate of 5.25% on certain dividends received from foreign affiliates. This provision is effective, at the election of the Company, for foreign dividends received in either 2005 or 2006. The Company is presently considering the possible repatriation of unremitted foreign earnings in the range of $45 million to $55 million, which would result in a federal tax

Item 1. Financial Statements (Cont.)

liability in the range of $2.4 million to $2.9 million, respectively. No final decision has been made by management with regard to whether a dividend will be paid, nor the amount of a dividend if one is ultimately paid.

        A capital loss carryover of $33.9 million existed at December 31, 2004, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 3 — Capitalization

Common Stock. During the three months ended December 31, 2004, the Company issued 224,552 shares of common stock under the Company’s stock and benefit plans.

Note 4 — Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2004, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $18.5 million. This liability has been recorded on the Consolidated Balance Sheet at December 31, 2004. Other than as discussed in Note G of the Company’s 2004 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2004 Form 10-K.

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

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2004 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2004 Form 10-K.

Item 1. Financial Statements (Cont.)

Quarter Ended December 31, 2004 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                                    Exploration                                     Total                 Corporate and
                         Pipeline      and                     Energy             Reportable               Intersegment      Total
                Utility and Storage Production International  Marketing  Timber    Segments    All Other   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $316,829   $32,445   $71,838      $43,975      $63,494   $12,995    $541,576     $2,682        $     -      $544,258

Intersegment
Revenues           4,305    20,599         -            -            -         -      24,904      1,080        (25,984)            -

Segment Profit
(Loss):
Net Income        18,072    12,277    13,923         4,170         750       753      49,945        600           (107)       50,438

Quarter Ended December 31, 2003 (Thousands)
---------------------------------------------------------------------------------------------------------------------------------------
                                   Exploration                                     Total                 Corporate and
                         Pipeline      and                    Energy             Reportable               Intersegment      Total
                Utility and Storage Production International Marketing   Timber    Segments    All Other   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers       $320,706   $27,748    $68,851     $42,148     $56,953    $13,329   $529,735     $2,778        $     -       $532,513

Intersegment
Revenues           4,514    22,270          -           -           -          2     26,786          -        (26,786)             -

Segment Profit
(Loss):
Net Income        16,481    10,494     10,508       8,038         806      1,303     47,630        551          1,033         49,214

Note 6 — Intangible Assets

The components of the Company’s intangible assets were as follows (in thousands):

                                                                                                   At September 30,
                                                              At December 31, 2004                       2004
                                                    ----------- ----------------- -----------    ---------------------
                                                      Gross                          Net                  Net
                                                    Carrying      Accumulated     Carrying             Carrying
                                                      Amount      Amortization      Amount              Amount
                                                    ----------- ----------------- -----------    ---------------------
Intangible Assets Subject to Amortization
   Long-Term Transportation Contracts                   $8,580          $(2,049)      $6,531            $ 6,798
   Long-Term Gas Purchase Contracts                     31,864           (2,238)      29,626             30,025
Intangible Assets Not Subject to Amortization
   Retirement Plan Intangible Asset                      9,171                -        9,171              9,171
                                                    ----------- ----------------- -----------    ---------------------
                                                       $49,615         $ (4,287)     $45,328            $45,994
                                                    ----------- ----------------- -----------    ---------------------

Aggregate Amortization Expense (Thousands)
   Three Months Ended December 31, 2004                  $666
   Three Months Ended December 31, 2003                  $570

Item 1. Financial Statements (Concl.)

        Amortization expense for the transportation contracts is estimated to be $0.8 million for the remainder of 2005 and $1.1 million annually for 2006, 2007 and 2008. Amortization expense in 2009 is estimated to be $0.5 million.

        Amortization expense for the long-term gas purchase contracts is estimated to be $1.2 million for the remainder of 2005 and $1.6 million annually for 2006, 2007, 2008 and 2009.

Note 7 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

Three months ended December 31,
                                                     Retirement Plan               Other Post-Retirement Benefits
                                                     ---------------               ------------------------------

                                                    2004          2003                     2004               2003
                                                    ----          ----                     ----               ----

Service Cost                                       $3,429        $3,649                   $1,538             $1,649
Interest Cost                                      10,520        10,141                    6,446              6,885
Expected Return on Plan Assets                    (12,386)      (12,070)                  (4,715)            (3,453)
Amortization of Prior Service Cost                    257           276                        1                  1
Amortization of Transition Amount                       -             -                    1,782              1,782
Amortization of Losses                              2,618         2,360                    3,116              5,381
Net Amortization and Deferral
For Regulatory Purposes (Including
    Volumetric Adjustments) (1)                       883        (3,279)                    (713)            (5,637)
                                               ------------- -------------      ------------------ ------------------
Net Periodic Benefit Cost                          $5,321        $1,077                   $7,455             $6,608
                                               ============= =============      ================== ==================
(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher volumes of natural gas in the winter months and lower volumes of natural gas sales in the summer months.

Employer Contributions. During the three months ended December 31, 2004, the Company contributed $7.9 million to its post-retirement benefit plan. In the remainder of 2005, the Company expects to contribute in the range of $25.0 million to $35.0 million to its retirement plan and to contribute an additional $32.0 million to its post-retirement benefit plan.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2004 Form 10-K. There have been no subsequent changes to that disclosure.

RESULTS OF OPERATIONS

Earnings

The Company’s earnings were $50.4 million for the quarter ended December 31, 2004 compared to earnings of $49.2 million for the quarter ended December 31, 2003. The increase in earnings of $1.2 million is primarily the result of higher earnings in the Utility, Pipeline and Storage, and Exploration and Production segments, offset by lower earnings in the International and Timber segments. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.

Earnings (Loss) by Segment
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31 (Thousands)                                    2004              2003         (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Utility                                                                     $ 18,072          $ 16,481         $1,591
Pipeline and Storage                                                          12,277            10,494          1,783
Exploration and Production                                                    13,923            10,508          3,415
International                                                                  4,170             8,038         (3,868)
Energy Marketing                                                                 750               806            (56)
Timber                                                                           753             1,303           (550)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Reportable Segments                                                  49,945            47,630          2,315
All Other                                                                        600               551             49
Corporate                                                                       (107)            1,033         (1,140)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Consolidated                                                       $ 50,438          $ 49,214         $1,224
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Utility

Utility Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2004              2003          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales Revenues:
    Residential                                                             $255,066          $226,231         $28,835
    Commercial                                                                41,783            37,338           4,445
    Industrial                                                                 2,143             4,295          (2,152)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             298,992           267,864          31,128
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                                 -            34,904         (34,904)
  Transportation                                                              20,960            20,316             644
  Other                                                                        1,182             2,136            (954)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $321,134          $325,220        $ (4,086)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (million cubic feet) (MMcf)                    2004              2003          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales:
    Residential                                                               19,869            20,434              (565)
    Commercial                                                                 3,454             3,600              (146)
    Industrial                                                                   176               595              (419)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              23,499            24,629            (1,130)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Off-System Sales                                                                 -             5,914            (5,914)
  Transportation                                                              14,103            14,599              (496)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              37,602            45,142            (7,540)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                  Percent
Three Months Ended                                                                         Colder (Warmer) Than
                                                                                      --------------------------------
December 31                           Normal          2004              2003               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,260          2,172             2,127               (3.9)             2.1
Erie                                   2,081          1,997             1,922               (4.0)             3.9
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

Quarter Ended December 31, 2004 Compared with Quarter Ended December 31, 2003

Operating revenues for the Utility segment decreased $4.1 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. The $31.1 million increase in retail gas sales revenues was largely a function of the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues), which more than offset lower retail sales volumes, as shown above. Lower usage per account was the major factor for the decrease in retail sales volumes.

        Off-system sales decreased $34.9 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. Effective September 22, 2004, Distribution Corporation stopped making off-system sales as a result of the FERC’s Order 2004, “Standards of Conduct for Transmission Providers,” as discussed more fully in the Rate Matters section below. As a result of this decision, Distribution Corporation most likely will not have any off-system sales in 2005.* However, due to profit sharing with retail customers, the margins resulting from off-system sales have been minimal and there should be no material impact to margins in 2005.*

        The Utility segment’s earnings for the quarter ended December 31, 2004 were $18.1 million, an increase of $1.6 million when compared with the quarter ended December 31, 2003. In the New York jurisdiction, earnings increased $3.1 million, principally due to the earnings impact associated with a decrease in bad debt expense ($1.3 million) and the earnings impact associated with a decrease in interest expense ($1.0 million). During the quarter ended December 31, 2003, it was necessary to increase the provision for bad debts in order to adequately provide for the higher outstanding receivable balances resulting from increased gas prices and customer payment experience. Although a comparable provision was not recorded in the quarter ended December 31, 2004, sustained high gas prices may result in higher bad debt expense in the future.* The decline in interest expense is due primarily to lower debt balances. In the Pennsylvania jurisdiction, earnings decreased $1.5 million, primarily due to the earnings impact associated with an increase in pension and post retirement expense ($1.9 million). The 2003 Settlement Agreement with the Pennsylvania Public Utility Commission provided for a one-time credit to pension expense which the Company recognized during the quarter ended December 31, 2003.

        The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended December 31, 2004, the WNC preserved $1.3 million of earnings since it was warmer than normal. In periods of colder than normal weather, the WNC benefits Distribution

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Corporation’s New York customers. For the quarter ended December 31, 2003, the WNC increased earnings by approximately $0.6 million since it was warmer than normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2004              2003          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                          $29,531           $30,759         $(1,228)
Interruptible Transportation                                                     926               805             121
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              30,457            31,564          (1,107)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Storage Service                                                          16,094            15,756             338
Other                                                                          6,493             2,698           3,795
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             $53,044           $50,018         $ 3,026
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Pipeline and Storage Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (MMcf)                                         2004              2003          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                           83,742            88,768          (5,026)
Interruptible Transportation                                                   1,662             2,034            (372)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              85,404            90,802          (5,398)
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Quarter Ended December 31, 2004 Compared with Quarter Ended December 31, 2003

Operating revenues for the Pipeline and Storage segment increased $3.0 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. Higher revenues from unbundled pipeline sales ($3.0 million), reported as part of other revenues in the table above, were the primary factor contributing to the increase. Higher cashout revenues of $0.6 million, reported as part of other revenues in the table above, also contributed to the increase. Cashout revenues represent a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper. Cashout revenues are completely offset by purchased gas expense. The decrease in transportation revenues of $1.1 million largely reflects lower rates charged for firm gathering services and the Utility segment’s cancellation of a portion of its firm transportation capacity in April 2004. Firm gathering rates are adjusted annually in January and will increase or decrease depending on the level of interruptible gathering revenues collected in the preceding calendar year. The Utility segment’s decision to cancel a portion of its firm transportation capacity was based on lower usage in its service territory. Supply Corporation has not been able to remarket this capacity to date.

        Earnings in the Pipeline and Storage segment increased $1.8 million from $10.5 million for the quarter ended December 31, 2003 to $12.3 million for the quarter ended December 31, 2004. The major factors contributing to the increase were the earnings impact associated with higher revenues from unbundled pipeline sales noted above ($1.9 million) and the earnings impact associated with a decrease in interest expense ($0.9 million). The decrease in interest expense is due primarily to lower debt balances. Partially offsetting these increases was the earnings impact of a reserve for preliminary project costs incurred during the quarter ended December 31, 2004 associated with the Empire State Pipeline Expansion project ($1.1 million). The earnings impact of lower transportation revenues ($0.7 million) also partially offset the positive impact of higher revenues from unbundled pipeline sales and lower interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Exploration and Production

Exploration and Production Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                           Increase
Three Months Ended December 31 (Thousands)                                  2004              2003          (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
  Gas (after Hedging)                                                       $42,744           $39,805           $2,939
  Oil (after Hedging)                                                        26,896            27,719             (823)
  Gas Processing Plant                                                        8,704             6,343            2,361
  Other                                                                         753               165              588
  Intrasegment Elimination (1)                                               (7,259)           (5,181)          (2,078)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $71,838           $68,851          $ 2,987
--------------------------------------------------------------------- ---------------- ----------------- ----------------

(1)     Represents the elimination of certain West Coast gas production included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

Production Volumes
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                                                          Increase
Three Months Ended December 31                                              2004             2003         (Decrease)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Gas Production (million cubic feet-MMcf)
  Gulf Coast                                                               3,225            4,664          (1,439)
  West Coast                                                               1,039              996              43
  Appalachia                                                               1,206            1,350            (144)
  Canada                                                                   1,665            1,684             (19)
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           7,135            8,694          (1,559)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Oil Production (thousands of barrels)
  Gulf Coast                                                                 289              376             (87)
  West Coast                                                                 653              682             (29)
  Appalachia                                                                   3                7              (4)
  Canada                                                                      76               84              (8)
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           1,021            1,149            (128)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Total Production (MMcf equivalent)                                        13,261           15,588          (2,327)
------------------------------------------------------------------ ---------------- ---------------- ----------------

Average Prices
------------------------------------------------------------------ --------------- ----------------- ----------------
                                                                                                           Increase
Three Months Ended December 31                                              2004              2003        (Decrease)
------------------------------------------------------------------ --------------- ----------------- ----------------
Average Gas Price/Mcf
  Gulf Coast                                                               $6.50             $4.75            $1.75
  West Coast                                                               $6.55             $5.01            $1.54
  Appalachia                                                               $7.73             $5.17            $2.56
  Canada                                                                   $5.45             $4.58            $0.87
  Weighted Average                                                         $6.47             $4.81            $1.66
  Weighted Average After Hedging                                           $5.99             $4.58            $1.41
------------------------------------------------------------------ --------------- ----------------- ----------------

Average Oil Price/barrel (bbl)
  Gulf Coast                                                              $47.08            $29.49           $17.59
  West Coast                                                              $37.14            $26.56           $10.58
  Appalachia                                                              $44.33            $27.28           $17.05
  Canada                                                                  $38.43            $26.25           $12.18
  Weighted Average                                                        $40.08            $27.50           $12.58
  Weighted Average After Hedging                                          $26.35            $24.12            $2.23
------------------------------------------------------------------ --------------- ----------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Quarter Ended December 31, 2004 Compared with Quarter Ended December 31, 2003

Operating revenues for the Exploration and Production segment increased $3.0 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. Gas production revenue after hedging increased $2.9 million. Increases in the weighted average price of gas after hedging ($1.41 per Mcf) more than offset an overall decrease in gas production. Most of the decrease in gas production occurred in the Gulf Coast (a 1,439 MMcf decline), which is consistent with this segment’s expected decline rate in the region. Oil production revenue after hedging decreased $0.8 million due to a 128,000 barrel decline in production offset largely by higher weighted average prices after hedging ($2.23 per barrel).

        The Exploration and Production segment’s earnings for the quarter ended December 31, 2004 were $13.9 million compared with earnings of $10.5 million for the quarter ended December 31, 2003. The increase is attributable to the positive impact of higher natural gas and crude oil prices, as discussed above.

International

International Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31 (Thousands)                                     2004              2003       (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating                                                                    $32,896           $31,181          $1,715
   Electricity                                                                  9,927            10,062            (135)
   Other                                                                        1,152               905             247
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              $43,975           $42,148          $1,827
--------------------------------------------------------------------- ---------------- ----------------- ----------------

International Heating and Electric Volumes
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31                                               2004              2003         (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------

   Heating Sales (Gigajoules) (1)                                           2,845,470         3,070,292       (224,822)
   Electricity Sales (megawatt hours)                                         264,808           315,752        (50,944)

--------------------------------------------------------------------- ---------------- ----------------- ----------------

(1)     Gigajoules = one billion joules. A joule is a unit of energy.

Quarter Ended December 31, 2004 Compared with Quarter Ended December 31, 2003

Operating revenues for the International segment increased $1.8 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. Substantially all of this increase can be attributed to an increase in the value of the Czech Koruna compared to the U.S. dollar.

        The International segment’s earnings for the quarter ended December 31, 2004 were $4.2 million, a decrease of $3.8 million when compared with a earnings of $8.0 million for the quarter ended December 31, 2003. The decrease can be attributed primarily to a $5.2 million benefit to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic recognized during the quarter ended December 31, 2003. The government in the Czech Republic enacted legislation which gradually reduces the corporate statutory income tax from 31% to 24% (the reduction is phased in over a three-year period). In accordance with generally accepted accounting principles in the United States of America, the full $5.2 million benefit resulting from the change in the income tax rate was reflected as a reduction to deferred income tax expense for the quarter ended December 31, 2003. An increase in the value of the Czech Koruna compared to the U.S. dollar partially offset the impact of the change in earnings associated with the benefit to deferred income tax expense recorded during the quarter ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Energy Marketing

Energy Marketing Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2004             2003        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas (after Hedging)                                                      $63,489          $56,928            $6,561
Other                                                                                  5               25               (20)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                 $63,494          $56,953           $ 6,541
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Energy Marketing Volumes
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31                                                      2004             2003        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas - (MMcf)                                                               8,007            9,561           (1,554)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2004 Compared with Quarter Ended December 31, 2003

Operating revenues for the Energy Marketing segment increased $6.5 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. This increase largely reflects higher gas sales revenue due to an increase in the price of natural gas, partially offset by lower throughput.

        The Energy Marketing segment’s earnings were $0.8 million for both the quarter ended December 31, 2004 and the quarter ended December 31, 2003. The increase in operating revenues, discussed above, was offset by an increase in purchased gas expense.

Timber

Timber Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2004             2003        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                         $4,876           $6,174          $(1,298)
Green Lumber Sales                                                                 1,446            1,611             (165)
Kiln Dry Lumber Sales                                                              6,274            5,368              906
Other                                                                                399              178              221
---------------------------------------------------------------------- ------------------- ---------------- -----------------
Operating Revenues                                                               $12,995          $13,331           $ (336)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Timber Volumes (in Board Feet)
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2004             2003        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                          1,745            1,824              (79)
Green Lumber Sales                                                                 2,164            2,670             (506)
Kiln Dry Lumber Sales                                                              3,366            3,109              257
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                   7,275            7,603             (328)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Quarter Ended December 31, 2004 Compared with Quarter Ended December 31, 2003

Operating revenues for the Timber segment decreased $0.3 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. The decrease is largely attributable to a $1.3 million decrease in log sales offset by a $0.9 million increase in kiln dry lumber sales. The decrease in log sales is primarily due to a decrease in harvested cherry veneer logs, which command the highest

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

prices. Wet weather conditions hampered this segment’s ability to harvest the logs. The increase in kiln dry lumber sales resulted from processing more cherry lumber volumes.

        The Timber segment’s earnings for the quarter ended December 31, 2004 were $0.8 million, a decrease of $0.5 million when compared with earnings of $1.3 million for the quarter ended December 31, 2003. The decrease was principally due to the decline in volume and revenues from cherry veneer log sales as mentioned above. While kiln dry lumber sales increased, this benefit was largely offset by higher operating costs.

Operations of Unconsolidated Subsidiaries

The Company’s unconsolidated subsidiaries consist of equity method investments in Seneca Energy II, LLC (Seneca Energy), Model City Energy, LLC (Model City), and Energy Systems North East, LLC (ESNE). The Company has a 50% ownership interest in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. Seneca Energy, Model City, and ESNE sell electricity into the New York power grid. Income from unconsolidated subsidiaries has been relatively small, amounting to $0.8 million and $0.1 million during the quarters ended December 31, 2004 and December 31, 2003, respectively.

Interest Charges

Interest on long-term debt decreased $4.4 million for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003. The primary reason for the decrease is that the quarter ended December 31, 2004 had a lower average amount of long-term debt outstanding than the quarter ended December 31, 2003.

        Other interest charges remained relatively unchanged for the quarter ended December 31, 2004 as compared with the quarter ended December 31, 2003.

Income Tax Expense

The Company’s effective income tax rate for the quarter ended December 31, 2004 was approximately 37%, up from the prior year quarter’s effective income tax rate of approximately 31%. The principal factor driving this increase was the $5.2 million deferred tax benefit recorded in the International segment at December 31, 2003, discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of cash during the three-month period ended December 31, 2004 consisted of cash provided by operating activities. This source of cash was supplemented by short-term borrowings and issuances of common stock under the Company’s stock and benefit plans.

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, income or loss from unconsolidated subsidiaries net of cash distributions, and minority interest in foreign subsidiaries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Because of the seasonal nature of the heating business in the Utility, Energy Marketing and International segments, revenues in these segments are relatively high during the heating season, primarily the first and second quarters of the fiscal year, and receivable balances historically increase during these periods from the balances receivable at September 30.

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

        Net cash provided by operating activities totaled $58.2 million for the three months ended December 31, 2004, a decrease of $42.5 million compared with the $100.7 million provided by operating activities for the three months ended December 31, 2003. Higher working capital requirements in the Utility segment was the main reason for this decrease.

Investing Cash Flow

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment.

        The Company’s expenditures for long-lived assets totaled $40.0 million during the three months ended December 31, 2004. The table below presents these expenditures:

   -------------------------------------------------------------------------------------------------------------
   Three Months Ended December 31, 2004
   (in millions of dollars)
   -------------------------------------------------------------------------------------------------------------
                                                                         Total
                                                                    Expenditures for
                                                                    Long-Lived Assets
   -------------------------------------------------------------------------------------------------------------

      Utility                                                             $11.3
      Pipeline and Storage                                                  4.9
      Exploration and Production                                           21.0
      International                                                         1.9
      Timber                                                                0.9
   -------------------------------------------------------------------------------------------------------------
                                                                          $40.0
   -------------------------------------------------------------------------------------------------------------

Utility

The majority of the Utility capital expenditures for the three months ended December 31, 2004 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2004 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems.

        The company is pursuing a project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire State Pipeline.* This proposed extension project would provide an upstream supply link for Phase I of the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including Key Span Gas East Corporation, which has entered into a precedent agreement to be a major shipper, subject to the satisfaction of various conditions.* The pipeline extension will be designed to move at least 250 MMcf of natural gas per day.* The preliminary estimate of the cost for developing the Empire extension project is $140 million and the targeted in-service date is late in calendar 2006.* As of December 31, 2004, the Company had incurred approximately $2.3 million in costs (all of which have been reserved) related to this project. Of this amount, $1.7 million was incurred during the quarter ended December 31, 2004.

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2004 included approximately $8.3 million for Canada, $4.2 million for the Gulf Coast region ($4.0 million for the off-shore program in the Gulf of Mexico), $6.0 million for the West Coast region and $2.5 million for the Appalachian region. These amounts included approximately $3.8 million spent to develop proved undeveloped reserves.

International

The majority of the International segment capital expenditures for the three months ended December 31, 2004 were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

The majority of the Timber segment capital expenditures for the three months ended December 31, 2004 were made for purchases of equipment for Highland’s sawmill and kiln operations.

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

        Consolidated short-term debt increased $13.3 million during the three months ended December 31, 2004. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2004, the Company had outstanding short-term notes payable to banks and commercial paper of $44.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

million and $125.2 million, respectively. The Company has Securities and Exchange Commission (SEC) authorization under the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $400.0 million, are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 25, 2005 and another $110.0 million is committed to the Company through September 30, 2005. The Company anticipates that it will be able to replace this facility at or before its maturity.*

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .60. At December 31, 2004, the Company’s debt to capitalization ratio (as calculated under the facility) was .50. The constraints specified in the committed credit facility would permit an additional $694.0 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .60. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at December 31, 2004, the Company would have been permitted to issue up to a maximum of $846.0 million in additional long-term unsecured indebtedness at then-current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s 1974 indenture pursuant to which $399.0 million (or 35%) of the Company’s long-term debt (as of December 31, 2004) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

        The Company’s $220.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i)  the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2004, the Company had no debt outstanding under the committed credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $27.2 million. These leases have been entered into for the use of vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $9.5 million. The Company has guaranteed 50% or $4.8 million of these capital lease commitments.

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

Market Risk Sensitive Instruments

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2004 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Rate Matters

Utility Operation

Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

New York Jurisdiction

On October 11, 2000, the NYPSC approved a settlement agreement (Agreement) between Distribution Corporation, Staff of the Department of Public Service, the New York State Consumer Protection Board and Multiple Intervenors (an advocate for large commercial and industrial customers) (collectively, “Parties”) that established rates for the three-year period ending September 30, 2003. For a complete discussion of this Agreement, refer to “Rate Matters” in Item 7 of the Company’s 2004 Form 10-K. On July 25, 2003, the Parties and other interests executed a settlement agreement (“Settlement”) to extend the terms of the Agreement and Distribution Corporation’s restructuring plan one year commencing October 1, 2003. The Settlement was approved by the NYPSC in an order issued on September 18, 2003. As approved, the Settlement continued existing base rates, and reduced the level above which past earnings are shared 50/50 with customers from 11.5% return on equity to 11.0%. In addition, the Settlement increased the combined pension and other post employment benefit expense by $8.0 million, without a corresponding increase in revenues. Most other features of Distribution Corporation’s service remained largely unchanged. In April 2004 Distribution Corporation commenced confidential settlement negotiations with the NYPSC and other parties concerning, among other things, its revenue requirement for the year ending September 30, 2005. Those settlement discussions failed to produce an agreement prior to the expiration of the Settlement. On August 27, 2004, Distribution Corporation filed proposed tariff amendments and supporting testimony designed to increase its annual revenues by $41.3 million beginning October 1, 2004. The rate request was filed to address throughput reductions and increased operating costs such as uncollectibles and personnel expenses. In accordance with standard rate case procedure, the NYPSC suspended Distribution Corporation’s filing as provided by law in order to allow time for an investigation and hearings. Following hearings and further proceedings, the Commission will issue an order approving, rejecting or modifying Distribution Corporation’s rate request for an anticipated effective date of late August, 2005. Distribution Corporation is unable to ascertain the outcome of the rate proceeding at this time. The existing base rates and certain other provisions of the Settlement that expired on September 30, 2004 will continue to be in effect until the NYPSC issues an order concerning Distribution Corporation’s rate request.

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

Pennsylvania Jurisdiction

On April 16, 2003, Distribution Corporation filed a request with the Pennsylvania Public Utility Commission (PaPUC) to increase annual operating revenues by $16.5 million to cover increases in the cost of providing service, to be effective June 15, 2003. The PaPUC suspended the effective date to January 15, 2004. Distribution Corporation filed the request for several reasons including increases in the costs associated with Distribution Corporation’s ongoing construction program as well as increases in uncollectible accounts and personnel expenses. On October 16, 2003, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who, on November 17, 2003 issued a decision recommending adoption of the settlement. The settlement provided for a base

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

rate increase of $3.5 million and authorized deferral accounting for pension and other post-retirement benefit expenses. The settlement was approved by the PaPUC on December 18, 2003, and rates became effective January 15, 2004.

        On September 15, 2004, Distribution Corporation filed proposed tariff amendments with PaPUC to increase annual revenues by $22.8 million to cover increases in the cost of service to be effective November 14, 2004. The rate request was filed to address throughput reductions and increased operating costs such as uncollectibles and personnel expenses. Applying standard procedure, the PaPUC suspended Distribution Corporation’s tariff filing to perform an investigation and hold hearings. With this suspension, the effective date was changed to June 14, 2005 and the proceeding remains pending.

Pipeline and Storage

Supply Corporation currently does not have a rate case on file with the Federal Energy Regulatory Commission (FERC). Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

        On November 25, 2003, the FERC issued Order 2004 “Standards of Conduct for Transmission Providers.” Order 2004 was clarified in Order 2004-A on April 16, 2004 and Order 2004-B on August 2, 2004. Order 2004, which went into effect September 22, 2004, regulates the conduct of transmission providers (such as Supply Corporation) with their “energy affiliates.” The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Supply Corporation’s principal energy affiliates are Seneca, NFR, and, possibly, Distribution Corporation.* Order 2004 provides that companies may request waivers, which the Company has done with respect to Distribution Corporation and is awaiting rulings. Order 2004 also provides an exemption for local distribution companies that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales. Distribution Corporation stopped making such off-system sales effective September 22, 2004, although it continues to make certain sales permitted by a prior FERC order; FERC has required Supply Corporation to provide arguments justifying the continued effectiveness of that order. Supply Corporation and Distribution Corporation would like to continue operating as they do, whether by waiver, amendment or further clarification of the new rules, or by complying with the requirements applicable if Distribution Corporation were an energy affiliate. Treating Distribution Corporation as an energy affiliate, without any waivers, would require changes in the way Supply Corporation and Distribution Corporation operate which would decrease efficiency, but probably would not increase capital or operating expenses to an extent that would be material to the financial condition of the Company.* Until there is further clarification from the FERC on the scope of these exemptions and rulings on the Company’s waiver requests, the Company is unable to predict the impact Order 2004 will have on the Company. As previously mentioned, Distribution Corporation stopped making off-system sales, effective September 22, 2004. The Company does not expect that change to have a material effect on the Company’s results of operations, as margins resulting from off-system sales are minimal as a result of profit sharing with retail customers.*

        Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.

Environmental Matters

        The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2004, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal site will be $18.5 million. This liability has been recorded on the Consolidated Balance Sheet at December 31, 2004. Other than as discussed in Note G of the 2004 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2004 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company currently follows APB 25 in accounting for stock-based compensation, as disclosed above. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company does not believe that adoption of SFAS 123R will have a material impact on its financial condition and results of operations.* For further discussion of SFAS 123R and its impact on the Company, refer to Item 1 at Note 1 — Summary of Significant Accounting Policies.

Safe Harbor for Forward-Looking Statements

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those which are designated with an asterisk (“*”) and those which are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather;

3.	Changes in the availability and/or price of natural gas, oil and coal;

4.	Inability to obtain new customers or retain existing ones;

5.	Significant changes in competitive factors affecting the Company;

6.	Governmental/regulatory actions, initiatives and proceedings, including those affecting acquisitions, financings, allowed rates of return, affiliate relationships, industry and rate structure, franchise renewal, and environmental/safety requirements;

7.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

8.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs;

9.	The nature and projected profitability of pending and potential projects and other investments;

10.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments;

11.	Uncertainty of oil and gas reserve estimates;

12.	Ability to successfully identify and finance acquisitions and ability to operate and integrate existing and any subsequently acquired business or properties;

13.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

14.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

15.	Changes in the availability and/or price of derivative financial instruments;

16.	Changes in the price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of financial instruments or the Company’s natural gas and oil reserves;

17.	Inability of the various counterparties to meet their obligations with respect to the Company’s financial instruments;

18.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

19.	Significant changes in tax rates or policies or in rates of inflation or interest;

20.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

21.	Changes in accounting principles or the application of such principles to the Company;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

22.	Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations;

23.	The cost and effects of legal and administrative claims against the Company;

24.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

25.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

26.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

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

        On December 22, 2003, the Pennsylvania Department of Environmental Protection (DEP) issued an order to Seneca to halt its timber harvesting operations on 21,000 acres in Cameron, Elk and McKean counties in Pennsylvania. The order asserts certain violations of DEP regulations concerning erosion, sedimentation and stream crossings. The order requires Seneca to apply for certain permits, control erosion, submit plans for removal of water encroachments not included in permit applications, notify the DEP of additional current or planned timber harvesting operations, and grant the DEP access to timber acreage. On January 9, 2004, Seneca filed with the Pennsylvania Environmental Hearing Board (Hearing Board) a notice of appeal, objecting to each finding and order contained in the order, and asserting that the DEP’s findings are factually incorrect, an arbitrary exercise of the DEP’s functions and duties, and contrary to law. Also on January 9, 2004, Seneca filed with the Hearing Board a petition requesting a stay of operation of portions of the order. On January 16, 2004, the parties settled Seneca’s request for a stay. Seneca has resumed its timber harvesting operations pursuant to the terms of the settlement. The settlement preserves various issues raised by the DEP’s order for a hearing on the merits of Seneca’s notice of appeal. Seneca is actively pursuing its appeal, which it expects to be litigated.* The most substantial question in the appeal involves whether Seneca is required to apply for a permit under Section 102.5(b) of Title 25 of the Pennsylvania Code, governing earth disturbance activities of greater than 25 acres. The DEP takes the position that Seneca must aggregate the acreage of all of its logging sites across its entire 21,000 acre tract for purposes of determining whether its earth disturbing activities meet the 25 acres threshold. Seneca maintains that no permit is required, because the law does not require aggregation and each of its individual logging sites disturbs less than 25 acres.

Item 1. Legal Proceedings (Cont.)

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

On October 1, 2004, the Company issued a total of 1,800 unregistered shares of Company common stock to the six non-employee directors of the Company then serving on the Board of Directors, 300 shares to each such director. On December 21, 2004, the Company issued 76 unregistered shares of Company common stock to Richard G. Reiten, who was elected to the Board as a non-employee director of the Company on December 9, 2004. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended December 31, 2004, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

------------------------- ---------------------- ---------------------- ---------------------- ----------------------
                                                                           Total Number of       Maximum Number of
                                                                         Shares Purchased as    Shares that May Yet
                                                                          Part of Publicly      Be Purchased Under
                             Total Number of                               Announced Share       Share Repurchase
                                 Shares              Average Price       Repurchase Plans or     Plans or Programs
      Period                  Purchased(a)          Paid per Share            Programs
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Oct.   1-31, 2004                 86,437                $28.61                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Nov.  1-30, 2004                  14,219                $28.14                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Dec.  1-31, 2004                  20,057                $27.60                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Total                            120,713                $28.39                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices and/or applicable withholding taxes.

Item 6. Exhibits

Item 6. Exhibits

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit

                   10               Material Contracts:
                                    Description of performance goals for Chief Executive Officer under the Company's
                                    Annual At Risk Compensation Incentive Program.

                   12               Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed  Charges for the Twelve  Months  Ended  December 31, 2004 and the Fiscal
                                    Years Ended September 30, 2000 through 2004.

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
                                    Twelve Months Ended December 31, 2004 and 2003.

Signature

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          NATIONAL FUEL GAS COMPANY
                                                                (Registrant)

                                                          /s/ R. J. Tanski
                                                          R. J. Tanski
                                                          Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
                                                          K. M. Camiolo
                                                          Controller and Principal Accounting Officer

Date: February 9, 2005

EXHIBIT INDEX
(Form 10-Q)

Exhibit 10                 Material Contracts:
                           Description of performance goals for Chief Executive Office under the
                           Company's Annual At Risk Compensation Incentive Program.

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended December 31, 2004 and the Fiscal Years Ended
                           September 30, 2000 through 2004

Exhibit 31.1               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended December 31, 2004
                           and 2003