Form 10-Q
period 2005-03-31
NATIONAL FUEL GAS CO
filed 2005-05-10
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

      Common stock, $1 par value, outstanding at April 30, 2005: 83,553,146 shares.

Company or Group of Companies for which Report is Filed:

NATIONAL FUEL GAS COMPANY

DIRECT SUBSIDIARIES:            National Fuel Gas Distribution Corporation
                                National Fuel Gas Supply Corporation
                                Seneca Resources Corporation
                                Highland Forest Resources, Inc.
                                Leidy Hub, Inc.
                                Data-Track Account Services, Inc.
                                National Fuel Resources, Inc.
                                Horizon Energy Development, Inc.
                                Horizon LFG, Inc.
                                Horizon Power, Inc.
GLOSSARY OF TERMS

Frequently used abbreviations or acronyms used in this report:

National Fuel Gas Companies

Data-Track                          Data-Track Account Services, Inc.

Distribution Corporation            National Fuel Gas Distribution Corporation

Empire                              Empire State Pipeline

ESNE                                Energy Systems North East, LLC

Highland                            Highland Forest Resources, Inc.

Horizon                             Horizon Energy Development, Inc.

Horizon LFG                         Horizon LFG, Inc.

Horizon Power                       Horizon Power, Inc.

Leidy Hub                           Leidy Hub, Inc.

Model City                          Model City Energy, LLC

National Fuel, the Company,
  or the Registrant                 National Fuel Gas Company and its subsidiaries

NFR                                 National Fuel Resources, Inc.

Seneca                              Seneca Resources Corporation

Seneca Energy                       Seneca Energy II, LLC

Supply Corporation                  National Fuel Gas Supply Corporation

Regulatory Agencies

FERC                                Federal Energy Regulatory Commission

NYPSC                               State of New York Public Service Commission

PaPUC                               Pennsylvania Public Utility Commission

GLOSSARY OF TERMS (Cont'd)

SEC                                 Securities and Exchange Commission

Other

APB 25                              Accounting Principles Board Opinion No. 25, Accounting for
                                     Stock Issued to Employees

Bbl                                 Barrel

CZK                                 Czech korunas

Exchange Act                        Securities Exchange Act of 1934, as amended

GAAP                                Accounting principles generally accepted in the United States of America

Holding Company Act                 Public Utility Holding Company Act of 1935, as amended

LIFO                                Last-in, first-out

Mbbl                                Thousand barrels

Mcf                                 Thousand cubic feet

MD&A                                Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations

MMcf                                Million cubic feet

SFAS                                Statement of Financial Accounting Standards

SFAS 123                            Statement of Financial Accounting Standards No. 123, Accounting
                                     for Stock-Based Compensation

SFAS 123R                           Statement of Financial Accounting Standards No. 123R,
                                     Share-Based Payment

SFAS 133                            Statement of Financial Accounting Standards No. 133,
                                     Accounting for Derivative Instruments and Hedging
                                     Activities

WNC                                 Weather normalization clause

INDEX

           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income and Earnings Reinvested in the Business - Three and Six Months Ended March 31, 2005 and 2004 - Pages 5-6

Consolidated Balance Sheets - March 31, 2005 and September 30, 2004 - Pages 7-8

Consolidated Statement of Cash Flows - Six Months Ended March 31, 2005 and 2004 - Page 9

Consolidated Statements of Comprehensive Income - Three and Six Months Ended March 31, 2005 and 2004 - Pages 10-11

Notes to Consolidated Financial Statements - Pages 12-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 21-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 38

Item 4. Controls and Procedures - Page 38

           Part II. Other Information

Item 1. Legal Proceedings - Pages 39-40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds- Page 40

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - Page 41

Item 5. Other Information - The Company has nothing to report under this item.

Item 6. Exhibits - Page 42

Signatures - Page 43

Reference to “the Company” in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure. All references to a certain year in this report are to the Company’s fiscal year ended September 30 of that year, unless otherwise noted.

This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 — MD&A, under the heading “Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with an asterisk (“*”) following the statement, as well as those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2005              2004
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $791,329          $801,678
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         440,254           445,909
  Fuel Used in Heat and Electric Generation                                              26,192            24,053
  Operation and Maintenance                                                             116,482           119,683
  Property, Franchise and Other Taxes                                                    20,774            20,165
  Depreciation, Depletion and Amortization                                               49,345            47,958
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        653,047           657,768
  Adjustment of Loss on Sale of Oil and Gas Producing Properties                              -             4,645
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        138,282           148,555
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                   455                13
  Other Income                                                                            6,159               987
  Interest Expense on Long-Term Debt                                                    (18,471)          (21,303)
  Other Interest Expense                                                                 (1,936)           (1,370)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                             124,489           126,882
  Income Tax Expense                                                                     51,401            47,973
  Minority Interest in Foreign Subsidiaries                                               2,405             1,854
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    70,683            77,055
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at December 31                                                                  746,090           669,894
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        816,773           746,949
Dividends on Common Stock
 (2005 - $0.28; 2004 - $0.27)                                                            23,364            22,094
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                     793,409          $724,855
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $0.85             $0.94
  Diluted                                                                                 $0.83             $0.93
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          83,313,191        81,796,698
================================================================================ ================= =================
  Used in Diluted Calculation                                                        84,770,068        82,985,451
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                               2005              2004
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                   $1,335,587        $1,334,191
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         696,410           696,686
  Fuel Used in Heat and Electric Generation                                              48,403            45,109
  Operation and Maintenance                                                             217,328           219,865
  Property, Franchise and Other Taxes                                                    38,942            38,387
  Depreciation, Depletion and Amortization                                               96,285            94,416
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                      1,097,368         1,094,463
  Adjustment of Loss on Sale of Oil and Gas Producing Properties                              -             4,645
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        238,219           244,373
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                 1,239                96
  Other Income                                                                            7,809             3,018
  Interest Expense on Long-Term Debt                                                    (37,015)          (44,272)
  Other Interest Expense                                                                 (4,354)           (3,735)
-------------------------------------------------------------------------------- ----------------- -----------------
Income Before Income Taxes and
  Minority Interest in Foreign Subsidiaries                                             205,898           199,480
  Income Tax Expense                                                                     81,436            69,540
  Minority Interest in Foreign Subsidiaries                                               3,342             3,671
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                   121,120           126,269
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    718,926           642,690
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        840,046           768,959
Dividends on Common Stock
 (2005 - $0.56; 2004 - $0.54)                                                            46,637            44,104
Balance at March 31                                                                     793,409          $724,855
================================================================================ ================= =================

Earnings Per Common Share:
  Basic                                                                                   $1.46             $1.55
  Diluted                                                                                 $1.43             $1.53
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          83,231,435        81,683,750
================================================================================ ================= =================
  Used in Diluted Calculation                                                        84,711,134        82,612,639
================================================================================ ================= =================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                  March 31,         September 30,
                                                                                    2005                 2004
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,761,063          $4,602,779
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,701,260           1,596,015
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     3,059,803           3,006,764
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                 123,081              66,153
   Receivables - Net of Allowance for Uncollectible Accounts of
     $25,387 and $17,440, Respectively                                                 317,869             129,825
   Unbilled Utility Revenue                                                             60,687              18,574
   Gas Stored Underground                                                               18,384              68,511
   Materials and Supplies - at average cost                                             55,598              43,922
   Unrecovered Purchased Gas Costs                                                           -               7,532
   Prepayments                                                                          55,885              38,760
   Fair Value of Derivative Financial Instruments                                            -                  23
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       631,504             373,300
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             83,847              83,847
   Unamortized Debt Expense                                                             18,581              19,573
   Other Regulatory Assets                                                              63,452              66,862
   Deferred Charges                                                                      2,426               3,411
   Other Investments                                                                    76,357              72,556
   Investments in Unconsolidated Subsidiaries                                           16,163              16,444
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    44,663              45,994
   Other                                                                                23,907              17,571
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       334,872             331,734
---------------------------------------------------------------------------- -------------------- -------------------

Total Assets                                                                        $4,026,179          $3,711,798
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                  March 31,         September 30,
                                                                                    2005                 2004
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding - 83,508,614 Shares and
    82,990,340 Shares, Respectively                                                    $83,509            $ 82,990
   Paid in Capital                                                                     512,669             506,560
   Earnings Reinvested in the Business                                                 793,409             718,926
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,389,587           1,308,476
   Accumulated Other Comprehensive Loss                                                (59,185)           (54,775)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,330,402           1,253,701
Long-Term Debt, Net of Current Portion                                               1,126,401           1,133,317
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,456,803           2,387,018
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Foreign Subsidiaries                                               43,883              37,048
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                   113,200             156,800
   Current Portion of Long-Term Debt                                                    14,793              14,260
   Accounts Payable                                                                    165,596             115,979
   Amounts Payable to Customers                                                         28,496               3,154
   Other Accruals and Current Liabilities                                              254,481              91,164
   Fair Value of Derivative Financial Instruments                                      141,053              95,099
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       717,619             476,456
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   439,700             458,095
   Taxes Refundable to Customers                                                        11,065              11,065
   Unamortized Investment Tax Credit                                                     7,147               7,498
   Cost of Removal Regulatory Liability                                                 84,467              82,020
   Other Regulatory Liabilities                                                         69,095              67,669
   Pension Liability                                                                    91,706              91,587
   Asset Retirement Obligation                                                          33,318              32,292
   Other Deferred Credits                                                               71,376              61,050
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       807,874             811,276
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

Total Capitalization and Liabilities                                                $4,026,179          $3,711,798
============================================================================ ==================== ===================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows

National Fuel Gas Company

Consolidated Statements of Cash Flows

(Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
(Thousands of Dollars)                                                                2005                  2004
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                             $121,120              $126,269
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Adjustment of Loss on Sale of Oil and Gas Producing
           Properties                                                                       -                (4,645)
         Depreciation, Depletion and Amortization                                      96,285                94,416
         Deferred Income Taxes                                                         (3,982)              (13,635)
         Income from Unconsolidated Subsidiaries, Net of
           Cash Distributions                                                             282                   645
         Minority Interest in Foreign Subsidiaries                                      3,342                 3,671
         Other                                                                         (7,124)               (1,931)
         Change in:
           Receivables and Unbilled Utility Revenue                                  (228,969)             (185,242)
           Gas Stored Underground and Materials and
            Supplies                                                                   38,862                74,100
           Unrecovered Purchased Gas Costs                                              7,532                21,199
           Prepayments                                                                (17,063)               (2,199)
           Accounts Payable                                                            47,541                14,949
           Amounts Payable to Customers                                                25,342                18,379
           Other Accruals and Current Liabilities                                     163,077               167,706
           Other Assets                                                                (5,506)                6,911
           Other Liabilities                                                           16,239               (33,849)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Operating Activities                                             256,978               286,744
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                              (114,624)              (88,888)
   Net Proceeds from Sale of Oil and Gas Producing Properties                              85                 5,041
   Other                                                                                2,450                 2,063
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                (112,089)              (81,784)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                              (43,600)               (5,400)
   Reduction of Long-Term Debt                                                         (7,314)             (135,861)
   Dividends Paid on Common Stock                                                     (46,483)              (43,962)
   Proceeds from Issuance of Common Stock                                               6,301                 8,076
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                                 (91,096)             (177,147)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                        3,135                   365
---------------------------------------------------------------------------- ------------------- ---------------------

Net Increase in Cash and Temporary Cash Investments                                    56,928                28,178

Cash and Temporary Cash Investments at October 1                                       66,153                51,421
---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at March 31                                      $123,081               $79,599
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
(Thousands of Dollars)                                                               2005                   2004
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $70,683               $77,055
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            (8,084)               (7,147)
   Unrealized Gain on Securities Available for Sale Arising
     During the Period                                                                   222                 1,071
   Unrealized Loss on Derivative Financial Instruments
     Arising During the Period                                                      (100,334)              (24,696)
   Reclassification Adjustment for Realized Gains on
    Securities Available for Sale in Net Income                                         (652)                    -
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                   17,645                11,058
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Loss, Before Tax                                                 (91,203)              (19,714)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Cumulative Translation
   Adjustment                                                                            363                     -
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            159                   375
Income Tax Benefit Related to Unrealized Loss on
   Derivative Financial Instruments Arising During the Period                        (38,380)               (9,545)
Reclassification Adjustment for Income Tax Expense on
   Realized Gains from Securities Available for Sale in Net Income                      (228)                    -
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                       6,671                 4,105
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                   (31,415)               (5,065)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Loss                                                             (59,788)              (14,649)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                 $10,895                $62,406
============================================================================ =================== =====================

See Notes to Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
(Thousands of Dollars)                                                               2005                   2004
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                               $121,120              $126,269
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                            22,900                 8,799
   Unrealized Gain on Securities Available for Sale Arising
      During the Period                                                                1,351                 2,392
   Unrealized Loss on Derivative Financial Instruments
      Arising During the Period                                                      (80,232)              (42,312)
   Reclassification Adjustment for Realized Gains on
    Securities Available for Sale in Net Income                                         (652)                    -
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                   35,841                16,795
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Loss, Before Tax                                                 (20,792)              (14,326)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Cumulative Translation
   Adjustment                                                                            363                     -
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            554                   837
Income Tax Benefit Related to Unrealized Loss
   on Derivative Financial Instruments Arising During the Period                     (30,653)              (15,886)
Reclassification Adjustment for Income Tax Expense on
   Realized Gains from Securities Available for Sale in Net Income                      (228)                    -
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                      13,582                 6,499
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                   (16,382)               (8,550)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Loss                                                              (4,410)               (5,776)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                $116,710              $120,493
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

        The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2004, 2003 and 2002 that are included in the Company’s 2004 Form 10-K. The 2005 consolidated financial statements will be examined by the Company’s independent registered public accounting firm after the end of the fiscal year.

        The earnings for the six months ended March 31, 2005 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2005. Most of the business of the Utility, International, and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility, International, and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $112.3 million at March 31, 2005, is reduced to zero by September 30 as the inventory is replenished.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                          At March 31, 2005                  At September 30, 2004
                                                          -----------------                  ---------------------

Minimum Pension Liability Adjustment                          $(53,648)                             $(53,648)
Cumulative Foreign Currency
    Translation Adjustment                                      74,053                                51,516
Net Unrealized Loss on Derivative
    Financial Instruments                                      (84,053)                              (56,733)
Net Unrealized Gain on Securities
    Available for Sale                                           4,463                                 4,090
                                                              ---------                             ---------
Accumulated Other Comprehensive Loss                          $(59,185)                             $(54,775)
                                                              =========                             =========

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended March 31, 2005 and 2004, 21,434 and 2,324,100 stock options, respectively, were excluded as being antidilutive. For the six months ended March 31, 2005 and 2004, 10,599 and 4,466,722 stock options, respectively, were excluded as being antidilutive.

Stock-Based Compensation. The Company accounts for stock-based compensation for options granted using the intrinsic value method specified by APB 25 and related interpretations. Under that method, no compensation expense was recognized for options granted under the plans for the quarter and six months ended March 31, 2005 and 2004, other than for the Company’s restricted stock awards. Had compensation expense been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

                                                    Three Months Ended                Six Months Ended
(Thousands of Dollars, Except Per                       March 31,                        March 31,
   Common Share Amounts)                            2005         2004               2005           2004
                                                    ----         ----               ----           ----

Net Income Available for                          $70,683       $77,055             $121,120       $126,269
   Common Stock as Reported
Add:
Stock-Based Compensation Expense
   Included in Reported Net Income,                    98           158                  205            325
   Net of Tax
Deduct:
Stock-Based Compensation Expense
   Determined Based on Fair Value
   At the Grant Dates, Net of Tax                    (317)         (637)                (680)        (1,356)
                                                  -------      --------             --------       --------
Pro Forma Net Income Available
   For Common Stock                               $70,464       $76,576             $120,645       $125,238
                                                  =======      ========             ========       ========

Item 1. Financial Statements (Cont.)

Earnings Per Common Share:
   Basic - As Reported                                $0.85         $0.94               $1.46          $1.55
   Basic - Pro Forma                                  $0.85         $0.94               $1.45          $1.53
   Diluted - As Reported                              $0.83         $0.93               $1.43          $1.53
   Diluted - Pro Forma                                $0.83         $0.92               $1.42          $1.52

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS 123R. SFAS 123R replaces SFAS 123 and supercedes APB 25. The Company currently follows APB 25 in accounting for stock-based compensation, as disclosed above. SFAS 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under this standard, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt this standard during the first quarter of fiscal 2006. In accordance with SFAS 123R, the Company will use the modified version of prospective application. Under modified prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for the Company’s disclosure under SFAS 123. The Company will not restate any prior periods as a result of adopting SFAS 123R. The Company does not believe that adoption of SFAS 123R will have a material impact on its financial condition and results of operations, as highlighted by the disclosures above under “Stock-Based Compensation”.

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

Note 3 — Income Taxes

        The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                      2005                2004
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $62,850              $61,455
     State                                                                            16,882               16,696
     Foreign                                                                           5,686                5,024

  Deferred Income Taxes
     Federal                                                                          (5,938)             (10,068)
     State                                                                            (2,228)              (2,094)
     Foreign                                                                           4,184               (1,473)
                                                                             ------------------- --------------------
                                                                                      81,436               69,540

Other Income:
  Deferred Investment Tax Credit                                                        (348)               (348)

Minority Interest in Foreign Subsidiaries                                             (1,142)               (130)
                                                                             ------------------- --------------------

Total Income Taxes                                                                   $79,946              $69,062
                                                                             =================== ====================

The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                      2005                2004
                                                                             ------------------- --------------------

U.S.                                                                                $170,680             $164,635
Foreign                                                                               30,386               30,696
                                                                             ------------------- --------------------
                                                                                    $201,066             $195,331
                                                                             =================== ====================

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                     2005                 2004
                                                                             ------------------- --------------------

Income Tax Expense, Computed at
 Statutory Rate of 35%                                                                $70,373              $68,366

Increase (Reduction) in Taxes Resulting From:
  State Income Taxes                                                                    9,525                9,491
  Dividend from Foreign Subsidiary                                                      3,837                    -
  Foreign Tax Differential                                                             (1,952)              (2,149)
  Foreign Tax Rate Reduction (1)                                                            -               (5,174)
  Miscellaneous                                                                        (1,837)              (1,472)
---------------------------------------------------------------------------- ------------------- --------------------

  Total Income Taxes                                                                  $79,946              $69,062
============================================================================ =================== ====================

Item 1. Financial Statements (Cont.)

(1)     During the quarter ended December 31, 2003, legislation was enacted in the Czech Republic which reduces the corporate statutory income tax rate from 31% to 24% over a three year period.

        Significant components of the Company’s deferred tax liabilities (assets) were as follows (in thousands):

                                                              At March 31, 2005             At September 30, 2004
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $568,724                     $568,114
  Other                                                               39,666                       37,051
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       608,390                      605,165
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                               (28,887)                     (28,887)
  Capital Loss Carryover                                             (10,671)                     (12,546)
  Unrealized Hedging Losses                                          (50,760)                     (33,890)
  Other                                                              (81,249)                     (74,624)
------------------------------------------------------ --------------------------------- ----------------------------
                                                                    (171,567)                    (149,947)
  Valuation Allowance                                                  2,877                        2,877
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                           (168,690)                    (147,070)
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                     $439,700                     $458,095
====================================================== ================================= ============================

        The Company has undistributed earnings of foreign subsidiaries that relate to its operations in the Czech Republic. With the exception of the anticipated dividend discussed below, these earnings are considered to be permanently reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. In the event such earnings are distributed, the Company may be subject to U.S. income taxes and foreign withholding taxes, net of allowable foreign tax credits or deductions. At March 31, 2005, undistributed earnings considered to be permanently reinvested and the related positive cumulative translation adjustment aggregate $39.1 million after adjustment for the anticipated foreign dividend.

        The Company recorded a tax liability of $4.2 million during the quarter ended March 31, 2005 relating to an anticipated dividend of $80 million to be received during the current fiscal year from a foreign subsidiary. The tax is recorded at a rate of 5.25% in accordance with the applicable provisions of the American Jobs Creation Act of 2004. A portion of this tax amounting to $0.4 million is included in Other Comprehensive Loss.

        A capital loss carryover of $30.5 million existed at March 31, 2005, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 4 — Capitalization

Common Stock. During the six months ended March 31, 2005, the Company issued 519,332 shares of common stock under the Company’s stock option and director compensation plans.

        On March 29, 2005, 643,000 stock options were granted at an exercise price of $28.155 per share.

Item 1. Financial Statements (Cont.)

Note 5 — Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2005, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $22.3 million. This liability has been recorded on the Consolidated Balance Sheet at March 31, 2005. In April 2005, the Company entered into a transfer agreement for environmental obligations related to a former manufactured gas plant site in New York. Under the terms of the agreement, the Company will pay $12.7 million to settle its remaining environmental obligations related to this site. This amount was included in the $22.3 million liability at March 31, 2005. Other than as discussed in Note G of the Company’s 2004 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

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

Note 6 – Business Segment Information.

        The Company has six reportable segments: Utility, Pipeline and Storage, Exploration and Production, International, Energy Marketing, and Timber. The division of the Company’s operations into the reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2004 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the Company’s 2004 Form 10-K.

Item 1. Financial Statements (Cont.)

Quarter Ended March 31, 2005 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total               Corporate and
                             Pipeline      and                      Energy            Reportable             Intersegment       Total
                  Utility  and Storage Production   International Marketing  Timber    Segments   All Other  Eliminations    Consolidated
 --------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $485,647   $36,029      $70,319     $55,487    $124,565   $18,971    $791,018     $  311     $      -      $791,329

Intersegment
Revenues           $  5,693   $21,517      $     -     $     -    $      -   $     1    $ 27,211     $3,263     $ (30,474)    $      -

Segment Profit
(Loss):
Net Income         $ 28,882   $18,457      $11,230     $ 5,159    $  2,612   $ 2,893    $ 69,233     $  652     $     798     $ 70,683

Six Months Ended March 31, 2005 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total               Corporate and
                             Pipeline      and                      Energy            Reportable             Intersegment       Total
                  Utility  and Storage Production   International Marketing  Timber    Segments   All Other  Eliminations    Consolidated
 --------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $802,476   $68,474     $142,157     $99,462    $188,059   $31,966  $1,332,594     $2,993       $      -   $1,335,587

Intersegment
Revenues           $  9,998   $42,116     $      -     $     -    $      -   $     1  $   52,115     $4,343       $(56,458)  $        -

Segment Profit
(Loss):
Net Income         $ 46,954   $30,734     $ 25,153     $ 9,329    $  3,361   $ 3,646  $  119,177     $1,252       $     691  $  121,120

Quarter Ended March 31, 2004 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total               Corporate and
                             Pipeline      and                      Energy            Reportable             Intersegment       Total
                  Utility  and Storage Production   International Marketing  Timber    Segments   All Other  Eliminations    Consolidated
 --------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $502,440   $35,120      $79,750     $48,453    $116,403   $15,222    $797,388     $4,290     $       -      $801,678

Intersegment
Revenues           $  5,914   $22,459      $     -     $     -    $      -   $     -    $ 28,373     $    -     $ (28,373)     $      -

Segment Profit
(Loss):
Net Income         $ 33,123   $13,676      $18,735     $ 6,555    $  3,541   $ 1,917    $ 77,547     $  405     $    (897)     $ 77,055

Six Months Ended March 31, 2004 (Thousands)
--------------------------------------------------------------------------------------------------------------------------------------------
                                       Exploration                                      Total               Corporate and
                             Pipeline      and                      Energy            Reportable             Intersegment       Total
                  Utility  and Storage Production   International Marketing  Timber    Segments   All Other  Eliminations    Consolidated
 --------------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External
Customers          $823,146   $62,868     $148,602     $90,600    $173,356   $28,551  $1,327,123     $7,068      $      -     $1,334,191

Intersegment
Revenues           $ 10,428   $44,729     $      -     $     -    $      -   $     2  $   55,159     $    -      $(55,159)    $        -

Segment Profit
(Loss):
Net Income         $ 49,604   $24,170     $ 29,243     $14,593    $  4,347   $ 3,220  $  125,177     $   957     $    135     $  126,269

Item 1. Financial Statements (Cont.)

Note 7 — Intangible Assets

The components of the Company’s intangible assets were as follows (in thousands):

                                                                                                   At September 30,
                                                               At March 31, 2005                         2004
                                                    ----------- ----------------- -----------    ---------------------
                                                      Gross                           Net                  Net
                                                     Carrying      Accumulated     Carrying             Carrying
                                                      Amount      Amortization      Amount               Amount
                                                    ----------- ----------------- -----------    ---------------------
Intangible Assets Subject to Amortization
   Long-Term Transportation Contracts                   $8,580          $(2,316)      $6,264              $ 6,798
   Long-Term Gas Purchase Contracts                     31,864           (2,636)      29,228               30,025
Intangible Assets Not Subject to Amortization
   Retirement Plan Intangible Asset                      9,171                -        9,171                9,171
                                                    ----------- ----------------- -----------    ---------------------
                                                       $49,615         $ (4,952)     $44,663              $45,994
                                                    ----------- ----------------- -----------    ---------------------

Aggregate Amortization Expense (Thousands)
   Three Months Ended March 31, 2005                      $665
   Three Months Ended March 31, 2004                      $666
   Six Months Ended March 31, 2005                      $1,331
   Six Months Ended March 31, 2004                      $1,236

        Amortization expense for the long-term transportation contracts is estimated to be $0.5 million for the remainder of 2005 and $1.1 million annually for 2006, 2007, and 2008. Amortization in 2009 is estimated to be $0.5 million.

        Amortization expense for the long-term gas purchase contracts is estimated to be $0.8 million for the remainder of 2005 and $1.6 million annually for 2006, 2007, 2008 and 2009.

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

Three months ended March 31,

                                                     Retirement Plan              Other Post-Retirement Benefits
                                                     ---------------              ------------------------------

                                                   2005          2004                 2005               2004
                                                   ----          ----                 ----               ----

Service Cost                                       $3,429        $3,649              $1,538             $1,649
Interest Cost                                      10,520        10,141               6,446              6,885
Expected Return on Plan Assets                    (12,386)      (12,070)             (4,715)            (3,453)
Amortization of Prior Service Cost                    257           276                   1                  1
Amortization of Transition Amount                       -             -               1,782              1,782
Amortization of Losses                              2,618         2,360               3,116              5,381
Net Amortization and Deferral
For Regulatory Purposes (Including
    Volumetric Adjustments) (1)                     2,723         3,893               5,948              1,491
                                                   ------        ------             -------            -------

Net Periodic Benefit Cost                          $7,161        $8,249             $14,116            $13,736
                                                   ======        ======             =======            =======

Item 1. Financial Statements (Concl.)

Six months ended March 31,
                                                     Retirement Plan              Other Post-Retirement Benefits
                                                     ---------------              ------------------------------

                                                   2005          2004                 2005               2004
                                                   ----          ----                 ----               ----

Service Cost                                        6,858        $7,299              $3,076             $3,298
Interest Cost                                      21,040        20,282              12,892             13,770
Expected Return on Plan Assets                    (24,772)      (24,141)             (9,430)            (6,906)
Amortization of Prior Service Cost                    514           552                   2                  2
Amortization of Transition Amount                       -             -               3,564              3,564
Amortization of Losses                              5,236         4,719               6,232             10,763
Net Amortization and Deferral
For Regulatory Purposes (Including
    Volumetric Adjustments) (1)                     3,605           614               5,235             (4,146)
                                               ------------- -------------      ------------------ ------------------

Net Periodic Benefit Cost                         $12,481        $9,325             $21,571            $20,345
                                               ============= =============      ================== ==================

(1)     The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions. During the six months ended March 31, 2005, the Company contributed $26.3 million to its post-retirement benefit plan and $18.4 million to its retirement plan. In the remainder of 2005, the Company expects to contribute in the range of $8.0 million to $12.0 million to its retirement plan and to contribute an additional $13.0 million to its post-retirement benefit plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2004 Form 10-K. There have been no subsequent changes to that disclosure.

RESULTS OF OPERATIONS

Earnings

        The Company’s earnings were $70.7 million for the quarter ended March 31, 2005 compared to earnings of $77.1 million for the quarter ended March 31, 2004. The decrease in earnings of $6.4 million is primarily the result of lower earnings in the Utility, Exploration and Production, International and Energy Marketing segments, partially offset by higher earnings in the Pipeline & Storage, and Timber segments, as shown in the table below. The International segment’s earnings for the quarter ended March 31, 2005 include a $3.8 million charge for U.S. taxes on the estimated $80 million dividend expected to be repatriated from the Company’s subsidiary in the Czech Republic. The Pipeline & Storage segment’s earnings for the quarter ended March 31, 2005 include a $2.6 million gain on the FERC approved sale of base gas by Supply Corporation’s jointly-owned Ellisburg Storage Pool. Earnings for the quarter ended March 31, 2004 include the earnings impact of $6.4 million of expense, allocated among all segments, associated with the settlement of a pension obligation. Also, the Exploration and Production segment’s earnings for the quarter ended March 31, 2004 include a $4.6 million benefit related to the Company’s September 2003 sale of Canadian oil properties.

                The Company’s earnings were $121.1 million for the six months ended March 31, 2005 compared to earnings of $126.3 million for the six months ended March 31, 2004. The decrease in earnings of $5.2 million is primarily the result of lower earnings in the Utility, International, Exploration and Production, and Energy Marketing segments, offset by higher earnings in the Pipeline & Storage, and Timber segments, as shown in the table below. As mentioned above, earnings for the six months ended March 31, 2005 include a $3.8 million charge for U.S. taxes in the International segment and a $2.6 million gain on the sale of base gas in the Pipeline and Storage segment. Also, earnings in the International segment for the six months ended March 31, 2004 include a $5.2 million reduction to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic. Earnings for the six months ended March 31, 2004 include the earnings impact of $6.4 million of expense allocated among all segments associated with the settlement of a pension obligation. Also, the Exploration and Production segment’s earnings for the six months ended March 31, 2004 include a $4.6 million benefit related to the Company’s September 2003 sale of Canadian oil properties.

                 Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after tax amounts.

Earnings (Loss) by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                     March 31,                                   March 31,
------------------------------------ ------------------------------------------- -------------------------------------------
                                                                   Increase/                                   Increase/
(Thousands)                                 2005          2004    (Decrease)            2005          2004    (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                  $28,882       $33,123         $(4,241)      $46,954       $49,604        $(2,650)
Pipeline and Storage                      18,457        13,676           4,781        30,734        24,170          6,564
Exploration and Production                11,230        18,735          (7,505)       25,153        29,243         (4,090)
International                              5,159         6,555          (1,396)        9,329        14,593         (5,264)
Energy Marketing                           2,612         3,541            (929)        3,361         4,347           (986)
Timber                                     2,893         1,917             976         3,646         3,220            426
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Reportable Segments               69,233        77,547          (8,314)      119,177       125,177         (6,000)
All Other                                    652           405             247         1,252           957            295
Corporate                                    798          (897)          1,695           691           135            556
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Consolidated                    $70,683       $77,055         $(6,372)     $121,120      $126,269        $(5,149)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility

Utility Operating Revenues

------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(Thousands)                        2005           2004        (Decrease)       2005          2004        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales Revenues:
    Residential                    $386,623       $377,241          $9,382    $641,689       $603,472        $38,217
    Commercial                       69,367         68,946             421     111,150        106,284          4,866
    Industrial                        4,566          5,705          (1,139)      6,710         10,000         (3,290)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                    460,556        451,892           8,664     759,549        719,756         39,793
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                        -         28,298         (28,298)          -         63,202        (63,202)
  Transportation                     30,600         30,164             436      51,559         50,480          1,079
  Other                                 184         (2,000)          2,184       1,366            136          1,230
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                   $491,340       $508,354        $(17,014)   $812,474       $833,574       $(21,100)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Utility Throughput
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(MMcf)                             2005           2004        (Decrease)       2005          2004        (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales:
    Residential                      32,559         34,459        (1,900)       52,428         54,893          (2,465)
    Commercial                        6,072          6,607          (535)        9,526         10,207            (681)
    Industrial                          425            658          (233)          601          1,253            (652)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     39,056         41,724        (2,668)       62,555         66,353          (3,798)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Off-System Sales                        -          4,190        (4,190)            -         10,104         (10,104)
  Transportation                     22,465         23,075          (610)       36,568         37,674          (1,106)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     61,521         68,989        (7,468)       99,123        114,131         (15,008)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                 Percent
Three Months Ended                                                                         Colder (Warmer) Than
                                                                                      --------------------------------
March 31                              Normal          2005              2004              Normal         Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               3,327          3,468             3,463                4.2              0.1
Erie                                  3,142          3,266             3,283                3.9             (0.5)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               5,587          5,640             5,590                0.9             0.9
Erie                                  5,223          5,263             5,205                0.8             1.1
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

2005 Compared with 2004

        Operating revenues for the Utility segment decreased $17.0 million for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004. The decrease is attributable primarily to lower off-system sales revenues, offset partially by higher retail gas sales revenues. Off-system sales decreased $28.3 million for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004. Effective September 22, 2004, Distribution Corporation stopped making off-system sales as a result of the FERC’s Order 2004, “Standards of Conduct for Transmission Providers,” as discussed more fully in the Rate Matters section below. As a result of this decision, Distribution Corporation most likely will not have any off-system sales in 2005.* However, due to profit sharing with retail customers, the margins resulting from off-system sales have been minimal and there should be no material impact to margins in 2005.* Retail gas sales revenues increased $8.7 million largely due to the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues), which more than offset the decrease in retail gas

Item 2. anagement's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

sales revenues resulting from lower volumes. The decrease in volumes reflects lower average usage per customer stemming from customer conservation efforts.

        Operating revenues for the Utility segment decreased $21.1 million for the six months ended March 31, 2005 as compared with the six months ended March 31, 2004. The decrease is primarily attributable to lower off-system sales revenues, offset partially by higher retail sales revenues. Off-system sales decreased $63.2 million for the six months ended March 31, 2005 as compared with the six months ended March 31, 2004 as a result of the FERC’s Order 2004 as noted above. Partially offsetting this decrease, the increase in retail gas sales revenues was largely a function of the recovery of higher gas costs, which more than offset lower retail sales volumes, as shown above.

        The Utility segment’s earnings for the quarter ended March 31, 2005 were $28.9 million, a decrease of $4.2 million when compared with the quarter ended March 31, 2004. In the New York jurisdiction, earnings decreased by $2.2 million principally due to a decline in margin associated with lower average usage per customer ($3.4 million) as well as an increase in bad debt expense ($0.7 million). Somewhat offsetting these decreases is a $1.2 million charge associated with the settlement of a pension obligation that was recorded for the quarter ended March 31, 2004. That charge did not recur in 2005. In the Pennsylvania Division, earnings decreased by $2.0 million primarily due to a decline in margin associated with lower average usage per customer ($1.4 million), higher pension and post retirement expense ($0.8 million), and an increase in bad debt expense ($0.4 million). Offsetting these decreases, Pennsylvania earnings were positively impacted by $1.0 million of expense recorded in the quarter ended March 31, 2004 associated with the settlement of a pension obligation. That expense did not recur in 2005.

        The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarters ended March 31, 2005 and 2004, the WNC reduced earnings by approximately $1.5 million and $0.5 million, respectively, since those quarters were colder than normal. In periods of warmer than normal weather, the WNC benefits Distribution Corporation.

        The Utility segment’s earnings for the six months ended March 31, 2005 were $47.0 million, a decrease of $2.6 million when compared with the earnings of $49.6 million for the six months ended March 31, 2004. In the New York jurisdiction, earnings increased by $0.9 million. While earnings decreased due to a decline in margin associated with lower average usage per customer ($4.0 million), this decrease was offset by $1.2 million charge associated with the settlement of a pension obligation recorded in the quarter ended March 31, 2004, which did not recur in 2005, as well as a decrease in interest expense ($1.2 million). The decline in interest expense is due primarily to lower debt balances. Another factor offsetting the decrease in margin was a decrease in pension and post-retirement expense of $0.7 million. For the Pennsylvania jurisdiction, earnings decreased by $3.5 million mostly due to a decline in margin associated with lower average usage per customer ($1.4 million) as well as an increase in pension and post retirement expense ($2.8 million). The 2003 Settlement Agreement with the PaPUC provided for a one-time credit to pension expense which the Company recognized during the quarter ended December 31, 2003. Partially offsetting these decreases was $1.0 million of expense associated with the settlement of a pension obligation recognized in the quarter ended March 31, 2004, as referenced above. That expense did not recur in 2005.

        For the six months ended March 31, 2005 and March 31, 2004, the WNC did not have a significant impact on earnings as the weather was close to normal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage

Pipeline and Storage Operating Revenues

------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                  March 31,
------------------------------------ ---------------------------------------- -------------------------------------------

                                                                 Increase/                                   Increase/
(Thousands)                             2005         2004       (Decrease)        2005           2004       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $32,086      $32,773         $(687)        $61,616      $63,264       $(1,648)
Interruptible Transportation                922          733           189           1,848        1,538           310
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         33,008       33,506          (498)         63,464       64,802        (1,338)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     16,376       16,074           302          32,471       31,831           640
Other                                     8,162        7,999           163          14,655       10,964         3,691
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $57,546      $57,579          $(33)       $110,590     $107,597        $2,993
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Pipeline and Storage Throughput
---------------------------------- ---------------------------------------- ---------------------------------------
                                             Three Months Ended                       Six Months Ended
                                                 March 31,                                March 31,
---------------------------------- ---------------------------------------- ---------------------------------------

                                                               Increase/                              Increase/
(MMcf)                                2005         2004       (Decrease)      2005        2004       (Decrease)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
Firm Transportation                   129,851      129,444            407     213,593     218,211         (4,618)
Interruptible Transportation            1,180        1,861           (681)      2,842       3,896         (1,054)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------
                                      131,031      131,305          (274)     216,435     222,107         (5,672)
---------------------------------- ------------ ------------ -------------- ----------- ----------- ---------------

2005 Compared with 2004

        Operating revenues for the Pipeline and Storage segment remained relatively unchanged for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004. For the six months ended March 31, 2005, operating revenues for the Pipeline and Storage segment increased $3.0 million as compared with the six months ended March 31, 2004. Higher revenues from unbundled pipeline sales ($2.9 million), reported as part of other revenues in the table above, were the primary factor contributing to the increase. Higher cashout revenues of $0.6 million, reported as part of other revenues in the table above, also contributed to the increase. Cashout revenues represent a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper. Cashout revenues are completely offset by purchased gas expense. The decrease in transportation revenues of $1.3 million largely reflects lower rates charged for firm gathering services and the Utility segment’s cancellation of a portion of its firm transportation capacity in April 2004. Firm gathering rates are adjusted annually in January and will increase or decrease depending on the level of interruptible gathering revenues collected in the preceding calendar year. The Utility segment’s decision to cancel a portion of its firm transportation capacity was based on lower usage in its service territory. Supply Corporation has not been able to remarket this capacity to date.

        The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2005 were $18.5 million, an increase of $4.8 million when compared with earnings of $13.7 million for the quarter ended March 31, 2004. The main factors in this increase were the $2.6 million gain on the sale of base gas during the quarter ended March 31, 2005 by Supply Corporation’s jointly-owned Ellisburg Storage Pool which was approved by the FERC as well as $2.0 million of expense associated with the settlement of a pension obligation recognized in the quarter ended March 31, 2004. That expense did not recur in 2005. Lower pension expense ($1.2 million) and lower interest expense ($0.7 million) were partially offset by a reserve for preliminary project costs incurred during the quarter ended March 31, 2005 associated with the Empire State Pipeline Connector project ($0.5 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Pipeline and Storage segment’s earnings for the six months ended March 31, 2005 were $30.7 million, an increase of $6.5 million when compared with earnings of $24.2 million for the six months ended March 31, 2004. The major factors contributing to the increase were higher revenues from unbundled pipeline sales ($1.9 million), the sale of Ellisburg base gas noted above ($2.6 million), the expense recognized in the quarter ended March 31, 2004 that did not recur in 2005 associated with the settlement of a pension obligation ($2.0 million), and lower interest expense ($1.6 million). Partially offsetting these increases was a reserve for preliminary project costs incurred for the six months ended March 31, 2005 associated with the Empire State Pipeline Connector project ($1.6 million).

        The sale of Ellisburg base gas, which amounted to 660 MMcf, will open up 660 MMcf of space for ongoing storage service. At current rates between $1.49 and $1.70 per Mcf, it is expected that future storage service revenues may increase by approximately $1.0 million per year with almost no increase in operating expenses associated with the higher revenues.* The additional storage space has already been contracted for, effective April 1, 2005.

Exploration and Production

Exploration and Production Operating Revenues
----------------------------------- ---------------------------------------- -----------------------------------------
                                              Three Months Ended                        Six Months Ended
                                                  March 31,                                 March 31,
----------------------------------- ---------------------------------------- -----------------------------------------
                                                                 Increase/                                Increase/
(Thousands)                               2005         2004     (Decrease)          2005         2004    (Decrease)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
  Gas (after Hedging)                  $42,520      $46,487       $(3,967)       $85,264      $86,292        $(1,028)
  Oil (after Hedging)                   25,624       30,936        (5,312)        52,520       58,655         (6,135)
  Gas Processing Plant                   8,344        7,286         1,058         17,048       13,629          3,419
  Other                                    434          600          (166)         1,187          766            421
  Intrasegment Elimination (1)          (6,603)      (5,559)       (1,044)       (13,862)     (10,740)        (3,122)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                       $70,319      $79,750       $(9,431)      $142,157     $148,602        $(6,445)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------

(1) Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

----------------------------------------- -------------------------------------- --------------------------------------
Production Volumes                                 Three Months Ended                      Six Months Ended
                                                       March 31,                              March 31,
----------------------------------------- -------------------------------------- --------------------------------------
                                                                   Increase/                               Increase/
                                              2005        2004    (Decrease)          2005        2004    (Decrease)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Gas Production (MMcf)
  Gulf Coast                                 2,844       4,823           (1,979)     6,069       9,487         (3,418)
  West Coast                                   986       1,004              (18)     2,025       2,000             25
  Appalachia                                 1,137       1,335           (198)       2,343       2,685           (342)
  Canada                                     2,160       1,613             547       3,825       3,296            529
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                             7,127       8,775           (1,648)    14,262      17,468         (3,206)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
Oil Production (Mbbl)
  Gulf Coast                                   261         412            (151)        550         789           (239)
  West Coast                                   634         680              (46)     1,287       1,362            (75)
  Appalachia                                     9           4               5          12          11              1
  Canada                                        78          81               (3)       154         164            (10)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------
                                               982       1,177             (195)     2,003       2,326           (323)
----------------------------------------- ---------- ----------- --------------- ----------- ----------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                        Six Months Ended
                                                        March 31,                               March 31,
----------------------------------------- --------------------------------------- ----------------------------------------
                                                                    Increase/                                Increase/
                                               2005        2004    (Decrease)           2005         2004    (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $6.75       $5.76           $0.99        $6.61        $5.26          $1.35
  West Coast                                  $6.20       $5.42           $0.78        $6.38        $5.22          $1.16
  Appalachia                                  $6.76       $6.27           $0.49        $7.26        $5.71          $1.55
  Canada                                      $5.52       $4.99           $0.53        $5.49        $4.78          $0.71
  Weighted Average                            $6.30       $5.66           $0.64        $6.38        $5.24          $1.14
  Weighted Average After Hedging              $5.97       $5.30           $0.67        $5.98        $4.94          $1.04

Average Oil Price/bbl
  Gulf Coast                                 $46.42      $33.81           $12.61      $46.77       $31.75         $15.02
  West Coast                                 $37.67      $30.80            $6.87      $37.40       $28.68          $8.72
  Appalachia                                 $42.28      $30.21           $12.07      $42.85       $28.32         $14.53
  Canada                                     $41.08      $29.84           $11.24      $39.78       $28.01         $11.77
  Weighted Average                           $40.31      $31.79            $8.52      $40.19       $29.67         $10.52
  Weighted Average After Hedging             $26.10      $26.30           $(0.20)     $26.22       $25.22          $1.00
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2005 Compared with 2004

        Operating revenues for the Exploration and Production segment decreased $9.4 million for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004. Oil production revenue after hedging decreased $5.3 million due to a 195,000 barrel decline in production, particularly in the Gulf Coast of Mexico region where production decreased by approximately 151,000 barrels, and slightly lower weighted average prices after hedging ($0.20 per barrel). Gas production revenue after hedging decreased $4.0 million due to an overall decrease in gas production of 1,648 MMcf, which was partially offset by increases in the weighted average price of gas after hedging ($0.67 per Mcf). Most of the decrease in gas production occurred in the Gulf Coast region (a 1,979 MMcf decline), which is consistent with the expected decline rates for the Company’s production in this region.

        Operating revenues for the Exploration and Production segment decreased $6.4 million for the six months ended March 31, 2005 as compared with the six months ended March 31, 2004. Oil production revenue after hedging decreased $6.1 million due to a 323,000 barrel decline in production offset partly by higher weighted average prices after hedging ($1.00 per barrel). The majority of the decrease can be attributed to the Gulf Coast region oil production decline of approximately 239,000 barrels. Gas production revenue after hedging decreased $1.0 million. Decreases in gas production of 3,206 MMcf more than offset increases in the weighted average price of gas after hedging ($1.04 per Mcf). The decrease in gas production occurred primarily in the Gulf Coast region (a 3,418 MMcf decline), which is consistent with the expected decline rates for the Company’s production in this region.

        As shown above, this segment’s weighted average oil prices after hedging were $26.10 and $26.22, respectively, during the quarter and six months ended March 31, 2005. These prices reflect the lesser value of the West Coast’s heavy sour crude oil, which represents the bulk of the company’s oil production as compared to the generally quoted price for light sweet crude, which is in the $50.00 range. While prices of light sweet crude oil increased significantly during the quarter and six months ended March 31, 2005, prices for West Coast heavy sour crude oil did not increase as dramatically due to oversupply and refinery constraint issues. Historically, the prices of light sweet crude oil and heavy sour crude oil have largely moved in tandem, meaning that the price differential between light sweet crude oil and heavy sour crude oil has not changed significantly. The Company’s hedge effectiveness tests for the derivative financial instruments used in the Exploration and Production segment, as required by SFAS 133, have assumed that the differential between these two types of oil will return to their historical norms. However, if the current price differential continues, it is possible that these assumptions would change and that some of the derivative financial instruments used to hedge West Coast oil production may become ineffective.* To the extent that derivative financial instruments would ever be deemed to be ineffective, gains or losses from the derivative financial instruments would be marked-to-market on the income statement without regard to an underlying physical transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Exploration and Production segment’s earnings for the quarter ended March 31, 2005 were $11.2 million, a decrease of $7.5 million when compared with earnings of $18.7 million for the quarter ended March 31, 2004. The decrease is partially attributable to declining oil and gas production as discussed above ($6.0 million), as well as the non-recurrence of a $4.6 million benefit related to the Company’s September 2003 sale of Canadian oil properties located in Southeast Saskatchewan, which was recorded in the quarter ended March 31, 2004. When the Southeast Saskatchewan transaction closed, the initial proceeds received were subject to an adjustment based on actual working capital and the resolution of certain income tax matters. During the quarter ended March 31, 2004, those items were resolved with the buyer and, as a result, the Company received an additional $4.6 million (U.S. dollars) of sales proceeds, which is recorded in the Adjustment of Loss on Sale of Oil and Gas Producing Properties line on the income statement. Partially offsetting these decreases was the non-recurrence of the expense associated with settlement of a pension obligation in the quarter ended March 31, 2004 ($0.9 million).

        The Exploration and Production segment’s earnings for the six months ended March 31, 2005 were $25.2 million, a decrease of $4.0 million when compared with earnings of $29.2 million for the quarter ended March 31, 2004. As noted above, the decrease is a result of a decrease in oil and gas revenues caused by a decline in production ($4.7 million) and the non-recurrence of a $4.6 million earnings benefit recognized in the quarter ended March 31, 2004 related to the Company’s fiscal 2003 sale of Canadian oil properties, as discussed above. Partially offsetting these decreases was the non-recurrence of the expense associated with the settlement of a pension obligation in the quarter ended March 31, 2004 ($0.9 million), lower depreciation and depletion expense ($1.1 million), lower interest expense ($0.8 million) and higher interest income ($0.8 million).

International

International Operating Revenues
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                                     Increase/                                   Increase/
(Thousands)                                   2005          2004    (Decrease)            2005          2004    (Decrease)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

   Heating                                 $42,803       $38,129          $4,674       $75,699       $69,310          $6,389
   Electricity                              11,448         9,102           2,346        21,375        19,163           2,212
   Other                                     1,236         1,222              14         2,388         2,127             261
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
                                           $55,487       $48,453          $7,034       $99,462       $90,600          $8,862
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

International Heating and Electric Volumes
-------------------------------------- ------------------------------------------- -------------------------------------------
                                                  Three Months Ended                           Six Months Ended
                                                       March 31,                                   March 31,
-------------------------------------- ------------------------------------------- -------------------------------------------

                                                                     Increase/
                                              2005          2004    (Decrease)            2005          2004     (Decrease)
-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------

   Heating Sales (Gigajoules) (1)        3,513,871     3,673,873       (160,002)     6,359,341     6,744,165       (384,824)
   Electricity Sales
     (megawatt hours)                      270,197       266,169          4,028        535,005       581,921        (46,916)

-------------------------------------- ------------- ------------- --------------- ------------- ------------- ---------------
 (1) Gigajoules = one billion joules.  A joule is a unit of energy.

2005 Compared with 2004

        Operating revenues for the International segment increased $7.0 million and $8.9 million, respectively, for the quarter and six months ended March 31, 2005 as compared with the quarter and six months ended March 31, 2004. For the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004, heat revenues in CZKs were down due to lower throughput. However, this decrease was offset by higher electric revenues in CZKs. The increase in electric revenues resulted from a combination of higher volumes and prices. Since the combination of heat and electric revenues in CZKs was relatively static, the increase in revenues as measured in U.S. dollars can be attributed to an increase in the value of the CZK as compared to the U.S. dollar. For the six months ended March 31, 2005 compared with

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the six months ended March 31, 2004, both heat and electric revenues as measured in CZKs, were down due to lower volumes as a result of warmer weather. However, the increase in the value of the CZK as compared to the U.S. dollar more than offset this impact.

        The International segment’s earnings for the quarter ended March 31, 2005 were $5.2 million, a decrease of $1.4 million when compared with earnings of $6.6 million for the quarter ended March 31, 2004. The decrease can be attributed to a $3.8 million charge for U.S. taxes on the estimated $80 million dividend to be repatriated from United Energy, a subsidiary of the Company in the Czech Republic. Under the American Jobs Creation Act of 2004, qualifying dividends received from foreign affiliates are eligible for a one-time substantially reduced tax rate of 5.25%, thus the repatriation tax was recognized in the quarter ended March 31, 2005 consistent with management’s intention to make such a repatriation during the current fiscal year. The total repatriation tax recorded was $4.2 million, of which $3.8 million was recorded to the income statement and $0.4 million was recorded to Other Comprehensive Loss. The repatriation tax was partly offset by an increase in the value of the CZK as compared to the U.S. dollar, which increased earnings by $1.4 million.

        The International segment's earnings for the six months ended March 31, 2005 were $9.3 million, a decrease of $5.3 million when compared with earnings of $14.6 million for the six months ended March 31, 2004. The decrease can partly be attributed to a $5.2 million benefit to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic recognized during 2004 that did not recur in 2005. The government in the Czech Republic enacted legislation that gradually reduces the corporate statutory income tax from 31% to 24% (the reduction is phased in over a three-year period). In accordance with GAAP, the full $5.2 million benefit resulting from the change in the income tax rate was reflected as a reduction to deferred income tax expense in December 2003. Also contributing to the earnings decrease was the charge of $3.8 million for U.S. taxes on the estimated dividend to be repatriated, as discussed above. Partially offsetting these earnings decreases, an increase in the value of the CZK compared to the U.S. dollar increased earnings by approximately $2.0 million.

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- -----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                   March 31,
----------------------------------- -------------------------------------------- -----------------------------------------
                                                                   Increase/                                  Increase/
(Thousands)                                2005           2004    (Decrease)           2005          2004    (Decrease)
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Natural Gas (after Hedging)            $124,560       $116,399          $8,161     $188,050      $173,327        $14,723
Other                                         5              4               1            9            29             (20)
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------
                                       $124,565       $116,403          $8,162     $188,059      $173,356        $14,703
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                  March 31,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                 Increase/
                                           2005           2004    (Decrease)          2005          2004    (Decrease)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Natural Gas - (MMcf)                     15,184         16,429         (1,245)      23,191        25,990        (2,799)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

2005 Compared with 2004

        Operating revenues for the Energy Marketing segment increased $8.2 million and $14.7 million, respectively, for the quarter and six months ended March 31, 2005, as compared with the quarter and six months ended March 31, 2004. The increase for both the quarter and six month ended March 31, 2005 primarily reflects higher gas sales revenue due to an increase in the price of natural gas, offset in part by lower throughput.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Earnings in the Energy Marketing segment decreased $0.9 million and $1.0 million, respectively, for the quarter and six months ended March 31, 2005 as compared with the quarter and six months ended March 31, 2004. The decrease primarily reflects lower margins caused by lower throughput and a reduction in the benefit of storage gas.

Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                               Increase/                                    Increase/
(Thousands)                             2005          2004    (Decrease)             2005          2004    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                             $8,768        $6,225         $2,543         $13,644       $12,399          $1,245
Green Lumber Sales                     1,863         1,508            355           3,309         3,119             190
Kiln Dry Lumber Sales                  7,822         7,164            658          14,096        12,532           1,564
Other                                    519           325            194             918           503             415
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $18,972       $15,222         $3,750         $31,967       $28,553          $3,414
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2005          2004    (Decrease)             2005          2004    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                              2,570         1,992            578           4,315         3,816             499
Green Lumber Sales                     2,538         2,528             10           4,702         5,198             (496)
Kiln Dry Lumber Sales                  3,897         3,976            (79)          7,263         7,085             178
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                       9,005         8,496            509          16,280        16,099             181
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

2005 Compared with 2004

        Operating revenues for the Timber segment increased $3.8 million and $3.4 million, respectively, for the quarter and six months ended March 31, 2005, as compared with the quarter and six months ended March 31, 2004. For the quarter ended March 31, 2005, the increase can be attributed primarily to an increase in cherry veneer log sales of $2.5 million (384,000 board feet). The increase in log sales can be attributed to more favorable weather conditions experienced in the quarter ended March 31, 2005, which allowed more opportunity for harvesting. For the six months ended March 31, 2005, the operating revenue increase can be attributed to an increase in cherry veneer log sales and an increase in kiln dry lumber sales. Cherry veneer log sales increased $1.4 million (200,000 board feet), due mainly to the favorable weather conditions experienced in the quarter ended March 31, 2005. The increase in kiln dry lumber sales resulted from processing more cherry lumber volumes.

        Earnings in the Timber segment increased $1.0 million and $0.4 million, respectively, for the quarter and six months ended March 31, 2005, as compared with the quarter and six months ended March 31, 2004. These increases primarily resulted from higher cherry veneer log sales.

Interest Charges

        Interest on long-term debt decreased $2.8 million and $7.3 million, respectively, for the quarter and six months ended March 31, 2005 as compared with the quarter and six months ended March 31, 2004. For both the quarter and six month periods, the decrease can be attributed primarily to lower average amounts of long-term debt outstanding.

        Other interest charges increased $0.6 million for both the quarter and six months ended March 31, 2005 as compared with the quarter and six months ended March 31, 2004. These increases resulted primarily from an increase in weighted average interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

CAPITAL RESOURCES AND LIQUIDITY

        The Company’s primary source of cash during the six-month period ended March 31, 2005 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock option plans. During the six months ended March 31, 2005, issuances of common stock under the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan were made via open market purchases.

Operating Cash Flow

        Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, income or loss from unconsolidated subsidiaries net of cash distributions, adjustment of loss on sale of oil and gas producing properties, and minority interest in foreign subsidiaries.

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

        The storage gas inventory normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. For storage gas inventory accounted for under the LIFO method, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve is reduced as the inventory is replenished.

        Cash provided by operating activities in the Exploration and Production segment may vary from period to period as a result of changes in the commodity prices of natural gas and crude oil. The Company uses various derivative financial instruments, including price swap agreements and no cost collars in an attempt to manage this energy commodity price risk.

        Net cash provided by operating activities totaled $257.0 million for the six months ended March 31, 2005, a decrease of $29.7 million compared with $286.7 million provided by operating activities for the six months ended March 31, 2004. Higher working capital requirements in the Utility segment was the main reason for this decrease. Partially offsetting this decrease, the Corporate operation experienced a significant cash outflow in January 2004 due to a $23.0 million lump sum payment to a participant of the Company’s nonqualified defined benefit plan under a provision of an agreement previously entered into between the Company and the participant. No such cash outflow occurred during the quarter ended March 31, 2005.

Investing Cash Flow

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment.

        The Company’s expenditures for long-lived assets totaled $114.6 million during the six months ended March 31, 2005. The table below presents these expenditures:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
   ------------------------------------------------------------- ----------------------- -----------------------
   Six Months Ended March 31, 2005
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                         Total
                                                                    Expenditures for
                                                                    Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                                             $22.3
      Pipeline and Storage                                                  8.2
      Exploration and Production                                           61.9
      International                                                         3.3
      Timber                                                               18.7
      All Other and Corporate                                               0.2
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                         $114.6
   -------------------------------------- ---------------------- ----------------------- -----------------------

Utility

        The majority of the Utility capital expenditures for the six months ended March 31, 2005 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

        The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2005 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems.

        The Company is pursuing a project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire State Pipeline.* This proposed extension project would provide an upstream supply link for Phase I of the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including Key Span Gas East Corporation, which has entered into a precedent agreement to be a major shipper, subject to the satisfaction of various conditions.* The pipeline extension will be designed to move at least 250 MMcf of natural gas per day.* The preliminary estimate of the cost for developing the Empire extension project is $140 million and the targeted in-service date is in calendar 2007.* As of March 31, 2005, the Company had incurred approximately $3.1 million in costs (all of which have been reserved) related to this project. Of this amount, $0.8 million and $2.5 million, respectively, were incurred during the quarter and six months ended March 31, 2005.

        The Company completed a FERC approved sale of base gas from Supply Corporation’s jointly-owned Ellisburg Storage Pool in March 2005 for $4.6 million in sales proceeds. As a result of the sale, property, plant, and equipment was reduced by $0.7 million for the cost basis of the gas and a $3.9 million gain on the sale ($2.6 million after tax) was recognized by the Company in the quarter-ended March 31, 2005. The proceeds of this sale are included in Other Investing Activities on the Consolidated Statement of Cash Flows for the six months ended March 31, 2005. The gain is included in Other Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities.

Exploration and Production

        The Exploration and Production segment capital expenditures for the six months ended March 31, 2005 included approximately $18.7 million for Canada, $25.2 million for the Gulf Coast region ($24.6 million for the off-shore program in the Gulf of Mexico), $15.1 million for the West Coast region and $2.9 million for the Appalachian region. These amounts included approximately $6.7 million spent to develop proved undeveloped reserves.

        Estimated capital expenditures in 2005 for the Exploration and Production segment have been increased from $93.0 million to $112.0 million.* Estimated capital expenditures for Canada have been increased from $32.0 million to $41.0 million.* Estimated capital expenditures for the Gulf Coast region have been increased from $29.0 million to $35.0 million.* Estimated capital expenditures for the West

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Coast region have been increased from $20.0 million to $24.0 million and estimated capital expenditures for the Appalachian region remains unchanged at $12.0 million.* Drilling success in Canada, specifically the Sukunka region, and in the Gulf Coast region are the main reasons for this increase.

International

        The majority of the International segment capital expenditures for the six months ended March 31, 2005 were concentrated in improvements and replacements within the district heating and power generation plants in the Czech Republic.

Timber

        The majority of the Timber segment capital expenditures for the six months ended March 31, 2005 were made for the purchase of land and timber rights in Elk County, Pennsylvania in January 2005. The land and timber, consisting of approximately 12,324 acres, was purchased for approximately $17.6 million. The remaining $1.1 million of capital expenditures for the six months ended March 31, 2005 was made for purchases of equipment for Highland’s sawmill and kiln operations.

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

        Consolidated short-term debt decreased $43.6 million during the six months ended March 31, 2005. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At March 31, 2005, the Company had outstanding short-term notes payable to banks and commercial paper of $76.8 million and $36.4 million, respectively. The Company has SEC authorization under the Holding Company Act to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. The Company plans to file with the SEC during the summer of 2005 an application under the Holding Company Act for authority, among other things, to issue short-term debt securities, long-term debt securities and equity securities during the period commencing January 1, 2006 and ending December 31, 2008.* As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $400.0 million, are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 25, 2005 and another $110.0 million is committed to the Company through September 30, 2005. The Company anticipates that it will be able to replace this facility at or before its maturity.*

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .60. At March 31, 2005, the Company’s debt to capitalization ratio (as calculated under the facility) was .49. The constraints specified in the committed credit facility would permit an additional $741.2 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .60. If a downgrade

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at March 31, 2005, the Company would have been permitted to issue up to a maximum of $837.0 million in additional long-term unsecured indebtedness at then-current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s 1974 indenture pursuant to which $399.0 million (or 35%) of the Company’s long-term debt (as of March 31, 2005) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

        The Company’s $220.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2005, the Company had no debt outstanding under the committed credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases having a remaining lease commitment of approximately $55.6 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $10.1 million. The Company has guaranteed 50% or $5.1 million of these capital lease commitments.

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

        In April 2004 Distribution Corporation commenced confidential settlement negotiations with the NYPSC and other parties concerning, among other things, its revenue requirement for the year ending September 30, 2005. Those settlement discussions failed to produce an agreement prior to the expiration of the Settlement. On August 27, 2004, Distribution Corporation filed proposed tariff amendments and supporting testimony designed to increase its annual revenues by $41.3 million beginning October 1, 2004. Parties filed responsive testimony recommending a base rate decrease, among other things. Thereafter the Parties and other interests commenced settlement negotiations. On April 15, 2005, Distribution Corporation, the Parties and others executed an agreement settling all outstanding issues. The settlement agreement provides for a rate increase of $21 million by means of the elimination of bill credits ($5.2 million) and an increase in base rates ($15.8 million). For the two-year term of the plan and thereafter, the level above which earnings must be shared with rate payers will be increased from 11.0% to 11.5%. If approved by the NYPSC, rates under the settlement agreement would become effective on August 1, 2005. Distribution Corporation is unable to ascertain the outcome of the rate proceeding at this time. The existing base rates and certain other provisions of the Settlement that expired on September 30, 2004 will continue to be in effect until the NYPSC issues an order concerning the April 15, 2005 settlement agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        On June 1, 2004, Distribution Corporation submitted a filing to the NYPSC supporting the removal of a $5 million annual bill credit originally established under the terms of the Agreement. The filing requested removal of the bill credit effective October 1, 2004. On September 28, 2004, the NYPSC issued an order rejecting Distribution Corporation’s request for the stated reason that Distribution Corporation’s earnings were adequate, in the NYPSC’s opinion, without removal of the bill credit. Distribution filed a petition for rehearing with respect to the NYPSC’s order and the NYPSC has not yet acted on the petition.

        In another order issued on September 28, 2004, the NYPSC directed the continuation, with modification, of four programs under the July 25, 2003 Settlement that were scheduled to expire on September 30, 2004. The effect of the NYPSC’s order was to unilaterally extend the terms of the Settlement without Distribution Corporation’s consent. Although the NYPSC’s order stated that it provided for funding of the programs, Distribution Corporation petitioned Supreme Court, Albany County for an injunction to allow the programs to expire on their own terms. Distribution Corporation’s petition was partially successful, and the proceeding remains pending.

Pennsylvania Jurisdiction

        On September 15, 2004, Distribution Corporation filed proposed tariff amendments with PaPUC to increase annual revenues by $22.8 million to cover increases in the cost of service to be effective November 14, 2004. The rate request was filed to address throughput reductions and increased operating costs such as uncollectibles and personnel expenses. Applying standard procedure, the PaPUC suspended Distribution Corporation’s tariff filing to perform an investigation and hold hearings. On February 16, 2005, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who, on March 2, 2005 issued a decision recommending adoption of the settlement. The settlement provides for a base rate increase of $12.0 million and terminates the tracking of pension expenses versus the rate allowance. The settlement was approved by the PaPUC on March 23, 2005, and the new rates went into effect on April 15, 2005.

Pipeline and Storage

        Supply Corporation currently does not have a rate case on file with the FERC. Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

        On November 25, 2003, the FERC issued Order 2004 “Standards of Conduct for Transmission Providers”. Order 2004 was clarified in Order 2004-A on April 16, 2004 and Order 2004-B on August 2, 2004. Order 2004, which went into effect September 22, 2004, regulates the conduct of transmission providers (such as Supply Corporation) with their “energy affiliates”. The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Supply Corporation’s principal energy affiliates are Seneca, NFR, and, possibly, Distribution Corporation.* Order 2004 provides that companies may request waivers, which the Company has done with respect to Distribution Corporation and is awaiting rulings. Order 2004 also provides an exemption for local distribution companies that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales. Distribution Corporation stopped making such off-system sales effective September 22, 2004, although it continues to make certain sales permitted by a prior FERC order; FERC has required Supply Corporation to provide arguments justifying the continued effectiveness of that order. Supply Corporation and Distribution Corporation would like to continue operating as they do, whether by waiver, amendment or further clarification of the new rules, or by complying with the requirements applicable if Distribution Corporation were an energy affiliate. Treating Distribution Corporation as an energy affiliate, without any waivers, would require changes in the way Supply Corporation and Distribution Corporation operate which would decrease efficiency, but probably would not increase capital or operating expenses to an extent that would be material to the financial condition of the Company.* Until there is further clarification from the FERC on the scope of these exemptions and rulings on the Company’s waiver requests, the Company is unable to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

predict the impact Order 2004 will have on the Company. As previously mentioned, Distribution Corporation stopped making off-system sales, effective September 22, 2004. The Company does not expect that change to have a material effect on the Company’s results of operations, as margins resulting from off-system sales are minimal as a result of profit sharing with retail customers.*

        Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor Empire’s financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.

Environmental Matters

        The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2005, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $22.3 million. This liability has been recorded on the Consolidated Balance Sheet at March 31, 2005. In April 2005, the Company entered into a transfer agreement for environmental obligations related to a former manufactured gas plant site in New York. Under the terms of the agreement, the Company will pay $12.7 million to settle its remaining environmental obligations related to this site. This amount was included in the $22.3 million liability at March 31, 2005. The Company expects to recover its environmental clean-up costs from a combination of insurance proceeds and rate recovery.* Other than as discussed in Note G of the Company’s 2004 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2004 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123R, “Share Based Payment”. SFAS 123R replaces SFAS 123 and supercedes APB 25. The Company currently follows APB 25 in accounting for stock-based compensation, as disclosed above. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company does not believe that adoption of SFAS 123R will have a material impact on its financial condition and results of operations.* For further discussion of SFAS 123R and its impact on the Company, refer to Item 1 at Note 1 — Summary of Significant Accounting Policies.

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

1.	Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;

2.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather;

3.	Changes in the price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

4.	Changes in the availability and/or price of derivative financial instruments;

5.	Changes in the availability and/or price of natural gas, oil and coal;

6.	Inability to obtain new customers or retain existing ones;

7.	Significant changes in competitive factors affecting the Company;

8.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

9.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

10.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs;

11.	The nature and projected profitability of pending and potential projects and other investments;

12.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

13.	Uncertainty of oil and gas reserve estimates;

14.	Ability to successfully identify and finance acquisitions and ability to operate and integrate existing and any subsequently acquired business or properties;

15.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

16.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

17.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

18.	Significant changes in tax rates or policies or in rates of inflation or interest;

19.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

20.	Changes in accounting principles or the application of such principles to the Company;

21.	Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations;

22.	The cost and effects of legal and administrative claims against the Company;

23.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefits;

24.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

25.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

        The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.

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

        A motion was made by plaintiffs on July 15, 2002 to certify a class comprising all persons presently and formerly entitled to receive royalties on the sale of natural gas produced and sold from wells operated in New York by Seneca (and its predecessor Empire Exploration, Inc). On December 23, 2002, the court granted certification of the proposed class, as modified to exclude those leaseholders whose leases provide for calculation of royalties based upon a flat fee, or flat fee per cubic foot of gas produced. The court’s order states that there are approximately 749 potential class members. Discovery is proceeding on the merits of the claims.

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

Item 1. Legal Proceedings (Concl.)

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

        The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the quarterly and annual period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On January 3, 2005, the Company issued a total of 1,958 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors: 158 shares to Bernard S. Lee, Ph.D., whose service as a director came to an end on February 17, 2005, and 300 shares to each of the other six non-employee directors. On February 17, 2005, the Company issued 141 unregistered shares of Company common stock to Craig G. Matthews, who was elected to the Board as a non-employee director of the Company on that date. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended March 31, 2005, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

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
                                                                            Total Number of
                                                                          Shares Purchased as      Maximum Number of
                                                                           Part of Publicly         Shares that May
                              Total Number of                               Announced Share        Yet Be Purchased
                                  Shares            Average Price         Repurchase Plans or    Under Share Repurchase
Period                          Purchased(a)       Paid Per Share             Programs             Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Jan. 1 - 31, 2005                 16,742               $27.11                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Feb. 1 - 28, 2005                 45,075               $28.36                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Mar. 1 - 31, 2005                204,271               $28.98                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                            266,088               $28.76                      -                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 17, 2005. At that meeting, the shareholders elected directors, appointed independent accountants, approved amendments to the Company’s Restated Certificate of Incorporation, and rejected a shareholder proposal to limit future retirement benefits for executive officers.

         The total votes were as follows:

                                                For              Withheld
                                                ---              --------
(i)      Election of directors to
         serve for a three-year
         term:
           - Robert T. Brady                64,641,101           8,531,206
           - Rolland E. Kidder              59,832,197         13,340,110

         Election of directors to
         serve for a two-year
         term:
           - Craig G. Matthews              71,898,897           1,273,410
           - Richard G. Reiten              71,909,518           1,262,789

         Other directors whose term of office continued after the meeting:

         Term expiring in 2006:  R. Don Cash, George L. Mazanec, and John F. Riordan.

         Term expiring in 2007:  Philip C. Ackerman.

                                                                                                   Broker
                                                For                Against         Abstain        Non-Votes
                                                ---                -------         -------        ---------

(ii)     Appointment of
         PricewaterhouseCoopers
         LLP as independent
         accountants                        71,937,468              957,515        277,324                  -

(iii)    Approval of amendments
         to the Company's Restated
         Certificate of Incorporation       34,770,816           21,582,111        866,713         15,952,667

(iv)     Adoption of shareholder
         proposal to limit future
         retirement benefits for
         executive officers                  7,365,900           47,768,223      2,085,517         15,952,667

Item 6. Exhibits

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                 10.1               Description of performance goals for certain executive officers.

                 10.2               Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective March 9, 2005.

                 12                 Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed  Charges for the Twelve Months Ended March 31, 2005 and the Fiscal Years
                                    Ended September 30, 2000 through 2004.

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
                                    2005 and 2004.

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
                                                          Treasurer and Principal Financial Officer

                                                          /s/K. M. Camiolo
                                                          K. M. Camiolo
                                                          Controller and Principal Accounting Officer

EXHIBIT INDEX
(Form 10-Q)

Exhibit 10.1               Description of Performance Goals for Certain Executive Officers.

Exhibit 10.2               Administrative Rules of the Compensation Committee of the Board of
                           Directors of National Fuel Gas Company, as amended and restated
                           effective March 9, 2005.

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended March 31, 2005 and the Fiscal Years Ended
                           September 30, 2000 through 2004.

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

Exhibit 31.2               Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99                 National Fuel Gas Company Consolidated Statement of
                           Income for the Twelve Months Ended March 31, 2005
                           and 2004.