Form 10-Q
period 2005-06-30
NATIONAL FUEL GAS CO
filed 2005-08-09
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

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

      Common stock, $1 par value, outstanding at July 31, 2005: 84,144,571 shares.

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

NFR                                 National Fuel Resources, Inc.

Seneca                              Seneca Resources Corporation

Seneca Energy                       Seneca Energy II, LLC

Supply Corporation                  National Fuel Gas Supply Corporation

U.E.                                United Energy, a.s.

Regulatory Agencies

FASB                                Financial Accounting Standards Board

FERC                                Federal Energy Regulatory Commission

NYPSC                               State of New York Public Service Commission

PaPUC                               Pennsylvania Public Utility Commission

GLOSSARY OF TERMS (Cont'd)

SEC                                 Securities and Exchange Commission

Other

2004 Form 10-K                      The Company's Annual Report on Form 10-K for the year ended
                                     September 30, 2004

APB 20                              Accounting Principles Board Opinion No. 20, Accounting Changes

APB 25                              Accounting Principles Board Opinion No. 25, Accounting for
                                     Stock Issued to Employees

Bbl                                 Barrel

CZK                                 Czech korunas (the currency denomination in the Czech Republic)

Energy Policy Act                   Energy Policy Act of 2005

Exchange Act                        Securities Exchange Act of 1934, as amended

FIN 47                              FASB Interpretation No. 47, Accounting for Conditional Asset Retirement
                                     Obligations - an interpretation of SFAS 143

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

SFAS 3                              Reporting Accounting Changes in Interim Financial Statements

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

SFAS 143                            Statement of Financial Accounting Standards No. 143, Accounting for
                                     Asset Retirement Obligations

SAFS 154                            Statement of Financial Accounting Standards No. 154, Accounting
                                     Changes and Error Corrections

WNC                                 Weather normalization clause

INDEX

           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income and Earnings Reinvested in the Business - Three and Nine Months Ended June 30, 2005 and 2004 - Pages 5-6

Consolidated Balance Sheets - June 30, 2005 and September 30, 2004 - Pages 7-8

Consolidated Statement of Cash Flows - Nine Months Ended June 30, 2005 and 2004 - Page 9

Consolidated Statements of Comprehensive Income - Three and Nine Months Ended June 30, 2005 and 2004 - Page 10

Notes to Consolidated Financial Statements - Pages 11-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 21-39

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 39

Item 4. Controls and Procedures - Pages 39-40

           Part II. Other Information

Item 1. Legal Proceedings - Pages 40-41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds- Page 41

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

This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2 - MD&A, under the heading “Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are designated with an asterisk (“*”) following the statement, as well as those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income and Earnings

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                           Three Months Ended
                                                                                                June 30,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2005              2004
                                                                                ------------------ -----------------
INCOME
Operating Revenues                                                                     $400,359          $396,884
------------------------------------------------------------------------------- ------------------ -----------------

Operating Expenses
  Purchased Gas                                                                         181,100           174,907
  Operation and Maintenance                                                              94,534            86,362
  Property, Franchise and Other Taxes                                                    16,598            17,080
  Depreciation, Depletion and Amortization                                               45,099            43,601
------------------------------------------------------------------------------- ------------------ -----------------
                                                                                        337,331           321,950
  Adjustment of Gain on Sale of Timber Properties                                                          (1,252)
                                                                                              -
------------------------------------------------------------------------------- ------------------ -----------------
Operating Income                                                                         63,028            73,682
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                   675               306
  Other Income                                                                            1,094               799
  Interest Expense on Long-Term Debt                                                    (18,294)          (20,190)
  Other Interest Expense                                                                 (4,557)           (1,095)
------------------------------------------------------------------------------- ------------------ -----------------
Income from Continuing Operations Before
  Income Taxes                                                                           41,946            53,502
  Income Tax Expense                                                                     15,553            20,681
------------------------------------------------------------------------------- ------------------ -----------------

Income from Continuing Operations                                                        26,393            32,821
------------------------------------------------------------------------------- ------------------ -----------------

Loss from Discontinued Operations, Net of Tax                                            (7,237)             (258)
------------------------------------------------------------------------------- ------------------ -----------------

Net Income Available for Common Stock                                                    19,156            32,563
------------------------------------------------------------------------------- ------------------ -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1                                                                      793,409           724,855
------------------------------------------------------------------------------- ------------------ -----------------
                                                                                        812,565           757,418
Dividends on Common Stock
 (2005 - $0.29 per share; 2004 - $0.28 per share)                                        24,312            23,036
------------------------------------------------------------------------------- ------------------ -----------------
Balance at June 30                                                                     $788,253          $734,382
=============================================================================== ================== =================

Earnings Per Common Share:
  Basic:
     Income from Continuing Operations                                                    $0.32             $0.40
     Loss from Discontinued Operations                                                   (0.09)                 -
------------------------------------------------------------------------------- ------------------ -----------------

     Net Income Available for Common Stock                                                $0.23             $0.40
=============================================================================== ================== =================
  Diluted:
     Income from Continuing Operations                                                    $0.31             $0.39
     Loss from Discontinued Operations                                                   (0.08)                 -
------------------------------------------------------------------------------- ------------------ -----------------
     Net Income Available for Common Stock                                               $0.23             $0.39
=============================================================================== ================== =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          83,568,251        82,178,424
=============================================================================== ================== =================
  Used in Diluted Calculation                                                        84,897,466        83,119,373
=============================================================================== ================== =================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2005              2004
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                   $1,636,484        $1,640,474
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         877,510           871,593
  Operation and Maintenance                                                             297,549           293,370
  Property, Franchise and Other Taxes                                                    53,551            53,795
  Depreciation, Depletion and Amortization                                              132,438           130,350
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                      1,361,048         1,349,108
  Adjustment of Gain on Sale of Timber Properties                                             -           (1,252)
  Adjustment of Loss on Sale of Oil and Gas Producing Properties                              -             4,645
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        275,436           294,759
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                 1,914               403
  Other Income                                                                            7,762             3,422
  Interest Expense on Long-Term Debt                                                    (54,989)          (63,990)
  Other Interest Expense                                                                 (8,911)           (4,830)
-------------------------------------------------------------------------------- ----------------- -----------------
Income from Continuing Operations Before
  Income Taxes                                                                          221,212           229,764
  Income Tax Expense                                                                     86,009            89,331
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Continuing Operations                                                       135,203           140,433
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Discontinued Operations, Net of Tax                                           5,073            18,399
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                   140,276           158,832
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    718,926           642,690
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        859,202           801,522
Dividends on Common Stock
 (2005 - $0.85; 2004 - $0.82)                                                            70,949            67,140
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at June 30                                                                     $788,253          $734,382
================================================================================ ================= =================

Earnings Per Common Share:
Basic:
     Income from Continuing Operations                                                    $1.62             $1.72
     Income from Discontinued Operations                                                   0.06              0.22
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $1.68             $1.94
================================================================================ ================= =================
Diluted:
     Income from Continuing Operations                                                    $1.59             $1.70
     Income from Discontinued Operations                                                   0.06              0.22
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $1.65             $1.92
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          83,343,711        81,848,043
================================================================================ ================= =================
  Used in Diluted Calculation                                                        84,771,403        82,717,332
================================================================================ ================= =================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

                                                                                  June 30,          September 30,
                                                                                    2005                 2004
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,351,718          $4,602,779
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,533,840           1,596,015
   Net Property, Plant, and Equipment of Discontinued
       Operations Held for Sale                                                        223,707                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     3,041,585           3,006,764
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  62,072              66,153
   Receivables - Net of Allowance for Uncollectible Accounts of
      $20,181 and $17,440, Respectively                                                221,408             129,825
   Unbilled Utility Revenue                                                             14,562              18,574
   Gas Stored Underground                                                               28,641              68,511
   Materials and Supplies - at average cost                                             48,885              43,922
   Unrecovered Purchased Gas Costs                                                           -               7,532
   Prepayments                                                                          51,230              38,760
   Fair Value of Derivative Financial Instruments                                            -                  23
   Current Assets of Discontinued Operations Held for Sale                              14,530                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       441,328             373,300
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             83,847              83,847
   Unamortized Debt Expense                                                             18,074              19,573
   Other Regulatory Assets                                                              71,175              66,862
   Deferred Charges                                                                      4,481               3,411
   Other Investments                                                                    78,142              72,556
   Investments in Unconsolidated Subsidiaries                                           15,818              16,444
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    43,997              45,994
   Other                                                                                15,966              17,571
   Other Assets of Discontinued Operations Held for Sale                                   309                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       337,285             331,734
---------------------------------------------------------------------------- -------------------- -------------------

Total Assets                                                                        $3,820,198          $3,711,798
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
                                                                             -------------------- -------------------

(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    and Outstanding - 83,898,311 Shares and
    82,990,340 Shares, Respectively                                                   $ 83,898            $ 82,990
   Paid in Capital                                                                     518,621             506,560
   Earnings Reinvested in the Business                                                 788,253             718,926
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,390,772           1,308,476
   Accumulated Other Comprehensive Loss                                                (65,013)           (54,775)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,325,759           1,253,701
Long-Term Debt, Net of Current Portion                                               1,121,354           1,133,317
Long-Term Debt of Discontinued Operations
   Held for Sale, Net of Current Portion                                                 1,258                   -
---------------------------------------------------------------------------- -------------------- -------------------
 Total Capitalization                                                                2,448,371           2,387,018
---------------------------------------------------------------------------- -------------------- -------------------

Minority Interest in Discontinued Operations
   Held for Sale                                                                        27,923              37,048
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                    12,700             156,800
   Current Portion of Long-Term Debt                                                     9,400              14,260
   Accounts Payable                                                                    130,856             115,979
   Amounts Payable to Customers                                                         40,646               3,154
   Other Accruals and Current Liabilities                                              160,861              91,164
   Fair Value of Derivative Financial Instruments                                      126,331              95,099
   Current Liabilities of Discontinued Operations Held for Sale                         56,143                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       536,937             476,456
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Accumulated Deferred Income Taxes                                                   425,882             458,095
   Taxes Refundable to Customers                                                        11,065              11,065
   Unamortized Investment Tax Credit                                                     6,972               7,498
   Cost of Removal Regulatory Liability                                                 85,925              82,020
   Other Regulatory Liabilities                                                         72,388              67,669
   Pension Liability                                                                    91,706              91,587
   Asset Retirement Obligation                                                          33,965              32,292
   Other Deferred Credits                                                               54,736              61,050
   Deferred Credits of Discontinued Operations Held for Sale                            24,328                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       806,967             811,276
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

Total Capitalization and Liabilities                                                $3,820,198          $3,711,798
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statement of Cash Flows

National Fuel Gas Company

Consolidated Statement of Cash Flows

(Unaudited)

                                                                                        Nine Months Ended
                                                                                             June 30,
(Thousands of Dollars)                                                                2005                 2004
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                             $140,276             $158,832
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Adjustment of Gain on Sale of Timber Properties                                    -                1,252
         Adjustment of Loss on Sale of Oil and Gas Producing
           Properties                                                                       -               (4,645)
         Depreciation, Depletion and Amortization                                     145,814              141,768
         Deferred Income Taxes                                                          1,994               (8,993)
         (Income) Loss from Unconsolidated Subsidiaries, Net of
           Cash Distributions                                                            (374)                 361
         Minority Interest in Foreign Subsidiaries                                      2,899                3,378
         Other                                                                         (9,342)                (148)
         Change in:
           Receivables and Unbilled Utility Revenue                                   (91,223)             (73,998)
           Gas Stored Underground and Materials and
            Supplies                                                                   30,687               55,917
           Unrecovered Purchased Gas Costs                                              7,532               27,616
           Prepayments                                                                (12,503)              13,619
           Accounts Payable                                                            23,886               (3,094)
           Amounts Payable to Customers                                                37,492               21,561
           Other Accruals and Current Liabilities                                      72,972              122,000
           Other Assets                                                                (9,066)             (21,194)
           Other Liabilities                                                            1,867              (25,997)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Operating Activities                                             342,911              408,235
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                              (157,401)            (122,295)
   Net Proceeds from Sale of Oil and Gas Producing Properties                              90                5,062
   Other                                                                                4,001                2,073
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                (153,310)            (115,160)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                             (107,243)             (78,300)
   Reduction of Long-Term Debt                                                        (10,740)            (139,441)
   Dividends Paid on Common Stock                                                     (69,847)             (66,056)
   Dividends Paid to Minority Interest                                                (12,676)                   -
   Proceeds from Issuance of Common Stock                                              12,499               14,597
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                                (188,007)            (269,200)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          (40)               1,616
---------------------------------------------------------------------------- ------------------- ---------------------

Net Increase in Cash and Temporary Cash Investments                                     1,554               25,491

Cash and Temporary Cash Investments at October 1                                       66,153               51,421

---------------------------------------------------------------------------- ------------------- ---------------------
Cash and Temporary Cash Investments at June 30                                        $67,707(1)           $76,912
============================================================================ =================== =====================
(1)	Includes $5,635 of cash and temporary cash investments included in Current Assets of Discontinued Operations Held for Sale on the Consolidated Balance Sheet at June 30, 2005.

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
(Thousands of Dollars)                                                           2005               2004
                                                                             --------------- -- --------------

Net Income Available for Common Stock                                             $19,156           $32,563
---------------------------------------------------------------------------- --------------- -- --------------
Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment                                           (15,717)            1,665
Unrealized Gain on Securities Available for Sale
   Arising During the Period                                                          134               767
Unrealized Loss on Derivative Financial Instruments
   Arising During the Period                                                       (4,153)          (26,111)
Reclassification Adjustment for Realized Losses on
   Derivative Financial Instruments in Net Income                                  19,220            15,088
---------------------------------------------------------------------------- --------------- -- --------------
Other Comprehensive Loss Before Tax                                                  (516)           (8,591)
---------------------------------------------------------------------------- --------------- -- --------------
Income Tax Benefit Related to Cumulative Translation
   Adjustment                                                                        (251)                 -
Income Tax Expense (Benefit) Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period                            (35)               268
Income Tax Benefit Related to Unrealized Loss on
   Derivative Financial Instruments Arising During the Period                       (1,665)           (9,912)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses on Derivative Financial Instruments
   In Net Income                                                                     7,263             5,085
---------------------------------------------------------------------------- --------------- -- --------------
Income Taxes - Net                                                                   5,312            (4,559)
---------------------------------------------------------------------------- --------------- -- --------------
Other Comprehensive Loss                                                            (5,828)           (4,032)
---------------------------------------------------------------------------- --------------- -- --------------
Comprehensive Income                                                               $13,328           $28,531
============================================================================ =============== == ==============

                                                                                    Nine Months Ended
                                                                                        June 30,
(Thousands of Dollars)                                                           2005               2004
                                                                             --------------- -- --------------

Net Income Available for Common Stock                                             $140,276          $158,832
---------------------------------------------------------------------------- --------------- -- --------------
Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment                                              7,183            10,464
Unrealized Gain on Securities Available for Sale
   Arising During the Period                                                         1,484             3,160
Unrealized Loss on Derivative Financial Instruments
   Arising During the Period                                                       (84,385)          (68,423)
Reclassification Adjustment for Realized Gains on
   Securities Available for Sale in Net Income                                        (652)                -
Reclassification Adjustment for Realized Losses on
   Derivative Financial Instruments in Net Income                                   55,062            31,883
---------------------------------------------------------------------------- --------------- -- --------------
Other Comprehensive Loss Before Tax                                                (21,308)          (22,916)
---------------------------------------------------------------------------- --------------- -- --------------
Income Tax Expense Related to Cumulative Translation
   Adjustment                                                                          112                 -
Income Tax Expense Related to Unrealized Gain on
   Securities Available for Sale Arising During the Period                             519             1,106
Income Tax Benefit Related to Unrealized Loss on
   Derivative Financial Instruments Arising During the Period                      (32,318)          (25,799)
Reclassification Adjustment for Income Tax Expense on
   Realized Gains from Securities Available for Sale in Net Income                    (228)                -
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses on Derivative Financial Instruments
   In Net Income                                                                    20,845            11,585
---------------------------------------------------------------------------- --------------- -- --------------
Income Taxes - Net                                                                 (11,070)          (13,108)
---------------------------------------------------------------------------- --------------- -- --------------
Other Comprehensive Loss                                                           (10,238)           (9,808)
---------------------------------------------------------------------------- --------------- -- --------------
Comprehensive Income                                                              $130,038          $149,024
============================================================================ =============== == ==============

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

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2004, 2003 and 2002 that are included in the 2004 Form 10-K. The 2005 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the nine months ended June 30, 2005 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2005. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings in those segments for the entire fiscal year.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $44.5 million at June 30, 2005, is reduced to zero by September 30 as the inventory is replenished.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

                                                          At June 30, 2005                  At September 30, 2004
                                                          ----------------                  ---------------------

Minimum Pension Liability Adjustment                            $(53,648)                         $(53,648)
Cumulative Foreign Currency
    Translation Adjustment                                        58,587                            51,516
Net Unrealized Loss on Derivative
    Financial Instruments                                        (74,583)                          (56,733)
Net Unrealized Gain on Securities
    Available for Sale                                             4,631                             4,090
                                                                 -------                           -------
Accumulated Other Comprehensive Loss                            $(65,013)                         $(54,775)
                                                                 =======                           =======

Item 1. Financial Statements (Cont.)

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended June 30, 2005 and 2004, 657,769 and 2,690,547 stock options, respectively, were excluded as being antidilutive. For the nine months ended June 30, 2005 and 2004, 226,322 and 4,417,138 stock options, respectively, were excluded as being antidilutive.

Stock-Based Compensation. The Company accounts for stock-based compensation for options granted using the intrinsic value method specified by APB 25 and related interpretations. Under that method, no compensation expense was recognized for options granted under the plans for the quarter and nine months ended June 30, 2005 and 2004. However, in accordance with APB 25, the Company records compensation expense for the market value of restricted stock on the date of award over the periods during which the vesting restrictions exist. Had compensation expense associated with stock options been determined based on fair value at the grant dates, which is the accounting treatment specified by SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

                                                    Three Months Ended               Nine Months Ended
(Thousands of Dollars, Except Per                        June 30,                         June 30,
   Common Share Amounts)                            2005         2004               2005           2004
                                                    ----         ----               ----           ----

Net Income Available for
   Common Stock as Reported                       $19,156       $32,563          $140,276       $158,832
Add:
Stock-Based Compensation Expense
   Included in Reported Net Income,
   Net of Tax                                          66           109               270            435
Deduct:
Stock-Based Compensation Expense
   Determined Based on Fair Value
   At the Grant Dates, Net of Tax                  (2,073)         (431)           (2,752)        (1,789)
                                                   ------        ------           -------        -------
Pro Forma Net Income Available
   For Common Stock                               $17,149       $32,241          $137,794       $157,478
                                                   ======        ======           =======        =======

Earnings Per Common Share:
   Basic - As Reported                             $0.23          $0.40            $1.68          $1.94
   Basic - Pro Forma                               $0.21          $0.39            $1.65          $1.92
   Diluted - As Reported                           $0.23          $0.39            $1.65          $1.92
   Diluted - Pro Forma                             $0.20          $0.39            $1.63          $1.90

Item 1. Financial Statements (Cont.)

New Accounting Pronouncements. In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 and supercedes APB 25. The Company currently follows APB 25 in accounting for stock-based compensation, as disclosed above. SFAS 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under this standard, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt this standard during the first quarter of fiscal 2006. In accordance with SFAS 123R, the Company will use the modified version of prospective application. Under modified prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for the Company’s disclosure under SFAS 123. The Company will not restate any prior periods as a result of adopting SFAS 123R. The Company does not believe that adoption of SFAS 123R will have a material impact on its financial condition and results of operations because substantially all of the Company’s options will be vested by September 30, 2005.

        In March 2005, the FASB issued FIN 47, an interpretation of SFAS 143. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also serves to clarify when a company would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 becomes effective no later than the end of fiscal 2006. The Company is currently evaluating the impact of FIN 47, if any, on its consolidated financial statements.

        In May 2005, the FASB issued SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and corrections of errors that occur in fiscal 2007. Early adoption is permitted. The Company’s financial condition and results of operations will only be impacted by SFAS 154 if there are any accounting changes or corrections of errors in the future.

Note 2 – Adjustment of Loss on Sale of Oil and Gas Producing Properties

        During the quarter ended March 31, 2004, the Company recorded a $4.6 million earnings benefit related to the Company’s 2003 sale of Canadian oil properties. When the Company completed that transaction in September 2003, the initial proceeds it received were subject to adjustment based on actual working capital and the resolution of certain income tax matters. During the quarter ended March 31, 2004, the Company resolved those items with the buyer and, as a result, received an additional $4.6 million (U. S. dollars) of sales proceeds, which it recorded in the Adjustment of Loss on Sale of Oil and Gas Producing Properties line on the income statement.

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

Item 1. Financial Statements (Cont.)

Note 4 — Income Taxes

        The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows (in thousands):

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                      2005                2004
                                                                             ------------------- --------------------
Operating Expenses:
  Current Income Taxes
     Federal                                                                         $71,088              $72,472
     State                                                                            19,872               22,285
     Foreign                                                                           1,568                  131

  Deferred Income Taxes
     Federal                                                                          (7,937)              (5,468)
      State                                                                           (2,718)              (3,948)
      Foreign                                                                          4,136                3,859
                                                                             ------------------- --------------------
                                                                                      86,009               89,331
Other Income:
  Deferred Investment Tax Credit                                                        (523)                (523)

Taxes on Discontinued Operations Held for Sale                                        15,383                1,039
                                                                             ------------------- --------------------
Total Income Taxes                                                                  $100,869              $89,847
                                                                             =================== ====================

        The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                      2005                2004
                                                                             ------------------- --------------------

U.S.                                                                                $206,737             $214,330
Foreign                                                                               34,408               34,349
                                                                             ------------------- --------------------
                                                                                    $241,145             $248,679
                                                                             =================== ====================

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                                     2005                 2004
                                                                             ------------------- --------------------

Income Tax Expense, Computed at
 Statutory Rate of 35%                                                               $84,401              $87,038

Increase (Reduction) in Taxes Resulting From:
  State Income Taxes                                                                  11,150               11,919
  Dividend from Foreign Subsidiary                                                     3,708                    -
  Foreign Tax Differential                                                            (1,122)              (1,806)
  Foreign Tax Rate Reduction (1)                                                           -               (5,174)
  Tax on Unremitted Earnings                                                           6,000                    -
  Miscellaneous                                                                       (3,268)              (2,130)
                                                                             ------------------- --------------------

  Total Income Taxes                                                                $100,869              $89,847
                                                                             =================== ====================
(1)	During the quarter ended December 31, 2003, legislation was enacted in the Czech Republic which reduces the corporate statutory income tax rate from 31% to 24% over a three-year period.

Item 1. Financial Statements (Cont.)

        Significant components of the Company’s deferred tax liabilities (assets) were as follows (in thousands):

                                                               At June 30, 2005             At September 30, 2004
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $581,750                     $568,114
  Other                                                               36,587                       37,051
------------------------------------------------------ --------------------------------- ----------------------------

Total Deferred Tax Liabilities                                       618,337                      605,165
------------------------------------------------------ --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                              (28,887)                      (28,887)
  Capital Loss Carryover                                            (10,030)                      (12,546)
  Unrealized Hedging Losses                                         (45,072)                      (33,890)
  Other                                                             (87,666)                      (74,624)
------------------------------------------------------ --------------------------------- ----------------------------
                                                                   (171,655)                     (149,947)
  Valuation Allowance                                                 2,746                          2,877
------------------------------------------------------ --------------------------------- ----------------------------
Total Deferred Tax Assets                                          (168,909)                      (147,070)
 Less Deferred Income Taxes Included in Deferred
   Credits of Discontinued Operations Held for Sale                 (23,546)                             -
------------------------------------------------------ --------------------------------- ----------------------------

Total Net Deferred Income Taxes                                    $425,882                       $458,095
====================================================== ================================= ============================

        The Company has undistributed earnings of foreign subsidiaries that relate to its operations in the Czech Republic. Due to the pending sale of the Czech assets as of June 30, 2005, these earnings are no longer considered to be permanently reinvested outside the United States and, accordingly, U.S. income taxes of $6 million have been provided thereon. The $6 million deferred tax, which is included in Income from Discontinued Operations, will be reversed in the fourth quarter as a result of the sale of the Czech assets occurring in such quarter.

        The Company recorded a tax liability of $3.8 million relating to a dividend of $72.8 million received from a foreign subsidiary. The tax was recorded at a rate of 5.25% in accordance with the applicable provisions of the American Jobs Creation Act of 2004. A portion of this tax amounting to $0.1 million is included in Other Comprehensive Loss. The remainder of this tax is included in Income from Discontinued Operations.

        A capital loss carryover of $28.7 million existed at June 30, 2005, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 5 – Capitalization

Common Stock. During the nine months ended June 30, 2005, the Company issued 907,971 shares of common stock under the Company’s stock option and director compensation plans.

        On March 29, 2005, 643,000 stock options were granted at an exercise price of $28.155 per share.

        On June 3, 2005, 57,000 stock options were granted at an exercise price of $28.565 per share.

Item 1. Financial Statements (Cont.)

Note 6 – Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At June 30, 2005, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $8.1 million. This liability has been recorded on the Consolidated Balance Sheet at June 30, 2005.

        During the quarter ended June 30, 2005, the Company entered into a transfer agreement for environmental obligations related to a former manufactured gas plant site in New York. Under the terms of the agreement, the Company paid $12.7 million during the quarter ended June 30, 2005 to settle its remaining environmental obligations related to this site. As a result, the environmental liability for this site has been reduced to zero at June 30, 2005.

        During the quarter ended June 30, 2005, the Company reached a settlement agreement for environmental obligations related to another former manufactured gas plant site. The Company paid $4.4 million in August 2005 under the terms of the settlement agreement, and the Company will continue to be responsible for future ongoing maintenance of the site. The $4.4 million that was paid in August 2005 and the estimated obligation for ongoing maintenance of the site are included in the $8.1 million liability at June 30, 2005.

        Other than as discussed in Note G of the 2004 Form 10-K, the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company. With regard to the payments made to settle environmental obligations for the two former manufactured gas plant sites discussed above, the Company expects to recover these clean-up costs from a combination of insurance proceeds and rate recovery.

        For further discussion refer to Note G – Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the 2004 Form 10-K.

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

Note 7 – Discontinued Operations

        On July 18, 2005, the Company completed the sale of its majority interest in U.E., a district heating and electric generation business in the Bohemia region of the Czech Republic, to Czech Energy Holdings, a.s. for sales proceeds of approximately $116.3 million. The sale will result in a gain of approximately $25.0 million. The gain will be recorded in the fourth quarter of 2005. Current market conditions, including the increasing value of the Czech currency as compared to the U.S. dollar, caused the value of the assets of U.E. to increase, providing an opportunity to sell the U.E. operations at a profit for the Company. As a result of the decision to sell its majority interest in U.E. in June 2005, the Company has presented the Czech Republic operations, which are primarily comprised of U.E., as discontinued operations at June 30, 2005. U.E. was the major component of the Company’s International segment. With this change in presentation, the Company has discontinued all reporting for an International segment, as explained further in Note 8 – Business Segment Information. The assets and liabilities of U.E. are identified on the consolidated balance sheet as assets or liabilities from discontinued operations held for sale.

Item 1. Financial Statements (Cont.)

        The following is selected financial information of the discontinued operations for U.E.:

------------------------------------------------- ------------------------------ ------------------------------
                                                       Three Months Ended             Nine Months Ended
                                                            June 30,                       June 30,
------------------------------------------------- -------------- --------------- -------------- ---------------

(Thousands)                                           2005           2004            2005           2004
------------------------------------------------- -------------- --------------- -------------- ---------------

Operating Revenues                                     $22,626         $22,122       $122,088        $112,723
Operating Expenses                                      25,626          23,480         99,276          90,787
------------------------------------------------- -------------- --------------- -------------- ---------------
    Operating Income (Loss)                             (3,000)         (1,358)        22,812          21,936
------------------------------------------------- -------------- --------------- -------------- ---------------
Other Income                                               918           1,279          2,059           1,674
Interest Expense                                          (186)          (189)           (507)           (661)
------------------------------------------------- -------------- --------------- -------------- ---------------
   Income (Loss) before Income Taxes
     and Minority Interest                              (2,268)          (268)         24,364          22,949
------------------------------------------------- -------------- --------------- -------------- ---------------
Income Tax Expense                                       5,412            282          16,392           1,172
Minority Interest, Net of Taxes                           (443)          (292)          2,899           3,378
------------------------------------------------- -------------- --------------- -------------- ---------------
   Income (Loss) from
     Discontinued Operations                           $(7,237)         $(258)         $5,073         $18,399
------------------------------------------------- -------------- --------------- -------------- ---------------

Note 8 – Business Segment Information

        The Company has five reportable segments: Utility, Pipeline and Storage, Exploration and Production, Energy Marketing, and Timber. The division of the Company’s operations into the reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. As disclosed in Note 7 — Discontinued Operations, the Company completed the sale of its majority interest in U.E., a district heating and electric generation business in the Czech Republic, on July 18, 2005. As a result of the decision to sell its majority interest in U.E. in June 2005, the Company has discontinued all reporting for an International segment and previous period segment information has been restated to reflect this change. All Czech Republic operations, which are primarily comprised of U.E., have been reported as discontinued operations. Any remaining international activity has been included in corporate operations. As stated in the 2004 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2004 Form 10-K. The assets of U.E., which reflected substantially all of the former International segment assets, have been disclosed on the face of the balance sheet at June 30, 2005 as assets of discontinued operations held for sale. With the completion of the sale of U.E. in July 2005, these assets were removed from the Company’s balance sheet.

Item 1.  Financial Statements (Cont.)

Quarter Ended June 30, 2005 (Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                           Total                  Corporate and
                                Pipeline       and         Energy               Reportable               Intersegment      Total
                      Utility and Storage   Production   Marketing   Timber      Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $189,175    $29,642     $77,370     $88,048   $15,028     $399,263    $1,096           $   -      $400,359

Intersegment            $ 2,734    $20,956       $   -     $   -       $   -      $23,690    $1,782       $ (25,472)      $    -
Revenues
Segment Profit:
Income (Loss) from
Continuing Operations $ (1,684)    $10,843     $13,830     $ 1,548     $ 555      $25,092     $ 270        $  1,031       $26,393

Nine Months Ended June 30, 2005 (Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                           Total                  Corporate and
                                Pipeline       and         Energy               Reportable               Intersegment      Total
                      Utility and Storage   Production   Marketing   Timber      Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $991,651    $98,117    $219,527    $276,106   $46,994   $1,632,395     $4,089          $    -   $1,636,484

Intersegment           $ 12,732    $63,071      $    -     $     -     $   1     $ 75,804    $ 6,125       $ (81,929)     $     -
Revenues
Segment Profit:
Income (Loss) from
Continuing Operations  $ 45,269    $41,577     $38,984    $  4,909    $4,201    $ 134,940     $1,522       $ (1,259)    $ 135,203

Quarter Ended June 30, 2004 (Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                           Total                  Corporate and
                                Pipeline       and         Energy               Reportable               Intersegment      Total
                      Utility and Storage   Production   Marketing   Timber      Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $206,492   $29,553      $76,992   $67,376     $13,071    $393,484    $3,400           $   -      $396,884

Intersegment            $ 3,059   $20,895        $   -     $   -       $   -     $23,954      $  -        $ (23,954)      $    -
Revenues
Segment Profit:
Income (Loss) from
Continuing Operations    $4,167   $12,063      $14,822   $ 1,241       $ 652     $32,945     $ 394          $ (518)      $32,821

Nine Months Ended June 30, 2004 (Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                           Total                  Corporate and
                                Pipeline       and         Energy               Reportable               Intersegment      Total
                      Utility and Storage   Production   Marketing   Timber      Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers   $1,029,638   $92,420     $225,594   $240,732    $41,622  $1,630,006    $10,468          $    -   $1,640,474

Intersegment           $ 13,487   $65,625       $    -     $    -      $   2    $ 79,114      $   -       $ (79,114)     $     -
Revenues
Segment Profit:
Income (Loss) from
Continuing Operations  $ 53,772   $36,233      $44,065    $  5,588    $3,871   $ 143,529     $1,350      $  (4,446)    $ 140,433

Item 1. Financial Statements (Cont.)

Note 9 — Intangible Assets

The components of the Company’s intangible assets were as follows (in thousands):

                                                                                                   At September 30,
                                                                At June 30, 2005                         2004
                                                    -----------------------------------------    ---------------------
                                                      Gross                          Net                  Net
                                                    Carrying      Accumulated     Carrying             Carrying
                                                      Amount      Amortization      Amount               Amount
                                                    ----------- ----------------- -----------    ---------------------
Intangible Assets Subject to Amortization
   Long-Term Transportation Contracts                   $8,580          $(2,584)      $5,996              $ 6,798
   Long-Term Gas Purchase Contracts                     31,864           (3,034)      28,830               30,025
Intangible Assets Not Subject to Amortization
   Retirement Plan Intangible Asset                      9,171                -        9,171                9,171
                                                    ----------- ----------------- -----------    ---------------------
                                                       $49,615         $ (5,618)     $43,997              $45,994
                                                    ----------- ----------------- -----------    ---------------------

Aggregate Amortization Expense (Thousands)
   Three Months Ended June 30, 2005                      $666
   Three Months Ended June 30, 2004                      $666
   Nine Months Ended June 30, 2005                     $1,997
   Nine Months Ended June 30, 2004                     $1,902

        Amortization expense for the long-term transportation contracts is estimated to be $0.3 million for the remainder of 2005 and $1.1 million annually for 2006, 2007, and 2008. Amortization in 2009 is estimated to be $0.5 million.

        Amortization expense for the long-term gas purchase contracts is estimated to be $0.4 million for the remainder of 2005 and $1.6 million annually for 2006, 2007, 2008 and 2009.

Note 10 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

Three months ended June 30,

                                                     Retirement Plan                Other Post-Retirement Benefits
                                                     ---------------                ------------------------------

                                                    2005          2004                 2005               2004
                                                    ----          ----                 ----               ----

Service Cost                                       $3,429        $3,649              $1,538              $1,649
Interest Cost                                      10,520        10,141               6,446               6,885
Expected Return on Plan Assets                    (12,386)      (12,070)             (4,715)             (3,453)
Amortization of Prior Service Cost                    257           276                   1                   1
Amortization of Transition Amount                       -             -               1,782               1,782
Amortization of Losses                              2,618         2,360               3,116               5,381
Net Amortization and Deferral
   For Regulatory Purposes (Including
   Volumetric Adjustments) (1)                      1,500           435                (963)             (4,706)
                                               ------------- -------------      ------------------- -------------------

Net Periodic Benefit Cost                          $5,938        $4,791              $7,205              $7,539
                                               ============= =============      =================== ===================

Item 1. Financial Statements (Cont.)

Nine months ended June 30,

                                                    Retirement Plan                Other Post-Retirement Benefits
                                                    ----------------               ------------------------------

                                                   2005          2004                 2005               2004
                                                   ----          ----                 ----               ----

Service Cost                                      $10,285       $10,948               $4,614            $4,948
Interest Cost                                      31,559        30,424               19,338            20,656
Expected Return on Plan Assets                    (37,159)      (36,211)             (14,145)          (10,360)
Amortization of Prior Service Cost                    772           827                    3                 3
Amortization of Transition Amount                       -             -                5,346             5,345
Amortization of Losses                              7,855         7,078                9,348            16,144
Net Amortization and Deferral
   For Regulatory Purposes (Including
   Volumetric Adjustments) (1)                      5,060         1,049                4,272            (7,179)
                                               ------------- -------------      ------------------ ------------------

Net Periodic Benefit Cost                         $18,372       $14,115              $28,776           $29,557
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

Employer Contributions. During the nine months ended June 30, 2005, the Company contributed $36.3 million to its post-retirement benefit plan and $26.1 million to its retirement plan. In the remainder of 2005, the Company expects to contribute an additional $3.0 million to $4.0 million to its post-retirement benefit plan. The Company does not expect to make any additional contributions to its retirement plan during the remainder of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the 2004 Form 10-K. There have been no subsequent changes to that disclosure.

RESULTS OF OPERATIONS

Earnings

        The Company’s earnings were $19.2 million for the quarter ended June 30, 2005 compared to earnings of $32.6 million for the quarter ended June 30, 2004. The Company’s earnings were $140.3 million for the nine months ended June 30, 2005 compared to earnings of $158.8 million for the nine months ended June 30, 2004. The following paragraphs will discuss these fluctuations in terms of earnings from continuing operations and earnings from discontinued operations. The quarter ended June 30, 2005 is the first quarter in which the Company is reporting earnings from discontinued operations. The decision to report discontinued operations stems from the fact that the Company decided to sell its majority interest in U.E., a district heating and electric generation business in the Czech Republic in June 2005. The Company subsequently completed the sale on July 18, 2005. Current market conditions, including the increasing value of the Czech currency as compared to the U.S. dollar, caused the value of the assets of U.E. to increase, providing an opportunity to sell the U.E. operations at a profit for the Company. As a result of the decision to sell its majority interest in U.E., the Company determined it appropriate to present the Czech Republic operations, which are primarily comprised of U.E., as discontinued operations at June 30, 2005. The Company also determined it appropriate to discontinue all reporting for an International segment since the Czech Republic operations represented substantially all of the activity in that segment. Any remaining international activity has been included in corporate operations for all periods presented below.

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

        The Company’s earnings from continuing operations were $26.4 million for the quarter ended June 30, 2005 compared to earnings from continuing operations of $32.8 million for the quarter ended June 30, 2004. The decrease is primarily the result of lower earnings in the Utility, Pipeline and Storage, and Exploration and Production segments, partially offset by slightly higher earnings in the Energy Marketing segment, as shown in the table below. Earnings in the Timber segment did not change significantly from the prior year. However, it should be noted that the Timber segment earnings for the quarter ended June 30, 2004 were reduced by a $0.8 million adjustment to the Company’s August 2003 sale of timber properties.

        The Company recognized a loss from discontinued operations of $7.2 million for the quarter ended June 30, 2005, $7.0 million higher than the $0.2 million loss from discontinued operations for the quarter ended June 30, 2004. For the quarter ended June 30, 2005, the loss from discontinued operations includes $6.0 million of previously unrecorded deferred income tax expense related to U.E.

Nine Months Ended June 30, 2005 Compared with Nine Months Ended June 30, 2004

        The Company’s earnings from continuing operations were $135.2 million for the nine months ended June 30, 2005 compared to earnings from continuing operations of $140.4 million for the nine months ended June 30, 2004. The decrease of $5.2 million is primarily the result of lower earnings in the Utility, Exploration and Production, and Energy Marketing segments, partially offset by higher earnings in the Pipeline and Storage and Timber segments, as shown in the table below. As mentioned above, Timber segment earnings for the nine months ended June 30, 2004 were reduced by $0.8 million related to an adjustment to the Company’s August 2003 sale of timber properties. In addition, the Pipeline & Storage segment’s earnings for the nine months ended June 30, 2005 include a $2.6 million gain on the FERC approved sale of base gas by Supply Corporation’s jointly-owned Ellisburg Storage Pool. Earnings for the nine months ended June 30, 2004 include the earnings impact of $6.4 million of expense, allocated among all segments, associated with the settlement of a pension obligation. Also, the Exploration and Production segment’s earnings for the nine months ended June 30, 2004 include a $4.6 million benefit related to the Company’s September 2003 sale of Canadian oil properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company’s earnings from discontinued operations were $5.1 million for the nine months ended June 30, 2005, a decrease of $13.3 million as compared to earnings from discontinued operations of $18.4 million for the nine months ended June 30, 2004. As mentioned above, the earnings from discontinued operations for the nine months ended June 30, 2005 include $6.0 million of previously unrecorded deferred income tax expense related to U.E. In addition, the earnings from discontinued operations for the nine months ended June 30, 2005 include a $3.7 million charge for U.S. taxes on the $72.8 million dividend repatriated from the Company’s operations in the Czech Republic. Earnings from discontinued operations for the nine months ended June 30, 2004 include a $5.2 million reduction to deferred income tax expense resulting from a change in the statutory income tax rate in the Czech Republic, which also contributed to the decline in earnings from discontinued operations for the nine months ended June 30, 2005.

        Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after tax amounts.

Earnings (Loss) by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Nine Months Ended
                                                     June 30,                                    June 30,
------------------------------------ ------------------------------------------- -------------------------------------------
                                                                   Increase/                                   Increase/
(Thousands)                             2005          2004        (Decrease)        2005          2004        (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                  $(1,684)       $4,167        $(5,851)      $45,269       $53,772        $(8,503)
Pipeline and Storage                      10,843        12,063         (1,220)       41,577        36,233          5,344
Exploration and Production                13,830        14,822           (992)       38,984        44,065         (5,081)
Energy Marketing                           1,548         1,241            307         4,909         5,588           (679)
Timber                                       555           652            (97)        4,201         3,871            330
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Reportable Segments               25,092        32,945         (7,853)      134,940       143,529         (8,589)
All Other                                    270           394           (124)        1,522         1,350            172
Corporate (1)                              1,031          (518)         1,549        (1,259)       (4,446)         3,187
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Earnings from
     Continuing Operations               $26,393       $32,821        $(6,428)     $135,203      $140,433        $(5,230)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Earnings from Discontinued
    Operations                           (7,237)         (258)         (6,979)        5,073        18,399        (13,326)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Consolidated                     $19,156       $32,563       $(13,407)     $140,276      $158,832       $(18,556)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
(1)	Includes earnings from the remaining International segment's activity other than the activity from the Czech Republic operations included in Earnings from Discontinued Operations.

Utility

Utility Operating Revenues
------------------------------- ------------------------------------------ ---------------------------------------------
                                           Three Months Ended                           Nine Months Ended
                                                June 30,                                    June 30,

------------------------------- ------------------------------------------ ---------------------------------------------
                                                             Increase/                                     Increase/
(Thousands)                        2005          2004        (Decrease)        2005            2004        (Decrease)
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
  Retail Sales Revenues:
    Residential                    $152,581      $136,324        $16,257        $794,269       $739,797        $54,472
    Commercial                       23,676        20,846          2,830         134,826        127,130          7,696
    Industrial                        1,510         5,701         (4,191)          8,220         15,701        (7,481)
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
                                    177,767       162,871         14,896         937,315        882,628        54,687
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
  Off-System Sales                        -        28,034        (28,034)              -         91,236       (91,236)
  Transportation                     17,986        17,605            381          69,545         68,084         1,461
  Other                              (3,844)        1,041         (4,885)         (2,477)         1,177        (3,654)
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------
                                   $191,909      $209,551       $(17,642)     $1,004,383     $1,043,125      $(38,742)
------------------------------- ------------- ------------- -------------- --------------- -------------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility Throughput
------------------------------- ------------------------------------------- --------------------------------------------
                                           Three Months Ended                           Nine Months Ended
                                                June 30,                                     June 30,

------------------------------- ------------------------------------------- --------------------------------------------
                                                              Increase/                                    Increase/
(MMcf)                             2005           2004        (Decrease)        2005           2004        (Decrease)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
  Retail Sales:
    Residential                      10,698         10,899          (201)         63,125         65,791        (2,666)
    Commercial                        1,814          1,812             2          11,340         12,019          (679)
    Industrial                          120            797          (677)            721          2,050        (1,329)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
                                     12,632         13,508          (876)         75,186         79,860        (4,674)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
  Off-System Sales                        -          4,151        (4,151)              -         14,254       (14,254)
  Transportation                     13,776         13,923          (147)         50,345         51,597        (1,252)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------
                                     26,408         31,582        (5,174)        125,531        145,711       (20,180)
------------------------------- ------------- -------------- -------------- -------------- -------------- --------------

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                              Percent Colder
Three Months Ended                                                                             (Warmer) Than
                                                                                      --------------------------------
June 30                               Normal          2005              2004               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                 927            911               884                (1.7)             3.1
Erie                                    885            952               786                 7.6             21.1
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Nine Months Ended
June 30
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                6,514          6,551             6,474                0.6              1.2
Erie                                   6,108          6,215             5,991                1.8              3.7
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

2005 Compared with 2004

        Operating revenues for the Utility segment decreased $17.6 million for the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004. The decrease for the quarter was primarily the result of the absence of any off-system sales revenues in 2005 and lower other operating revenues, offset partially by higher retail gas sales revenues. Off-system sales decreased $28.0 million for the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004. Effective September 22, 2004, Distribution Corporation stopped making off-system sales as a result of the FERC’s Order 2004, “Standards of Conduct for Transmission Providers,” as discussed more fully in the Rate Matters section below. As a result of this decision, Distribution Corporation most likely will not have any off-system sales in 2005.* However, due to profit sharing with retail customers, the margins that had resulted from off-system sales were minimal and, accordingly, the Company does not expect any material impact to margins in 2005.* Other operating revenues decreased $4.9 million due primarily to two out-of-period regulatory adjustments recorded during the quarter ended June 30, 2005. The first adjustment related to the final settlement with the Staff of the NYPSC of the earnings sharing liability for the fiscal 2001 to 2003 time period. As a result of that settlement, the New York rate jurisdiction recorded additional earnings sharing expense (as an offset to other operating revenues) of $0.9 million. The second adjustment related to a regulatory liability recorded for previous over-collections of New York State gross receipts tax. In preparing for the implementation of the recent settlement agreement in New York, the Company determined that it needed to adjust that regulatory liability by $2.7 million related to fiscal years 2004 and prior. These out-of-period adjustments are considered immaterial to the quarter ended June 30, 2005 and inconsequential to all applicable prior periods. Retail gas revenues increased $14.9 million largely due to the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues). This increase was partially offset by a decrease in retail industrial sales revenue, due to production declines of certain large volume industrial customers. Also contributing to the increase, in the Pennsylvania rate jurisdiction, were the impacts of colder than normal weather and a base rate increase. On April 15, 2005, Distribution Corporation implemented the March 23, 2005 Settlement Agreement with the Staff of the PaPUC and other parties, which among other things, provided for a $12.0 million annual base rate increase in revenues. For the quarter ended June 30, 2005, the base rate adjustment contributed $1.6 million to revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Operating revenues for the Utility segment decreased $38.7 million for the nine months ended June 30, 2005 as compared with the nine months ended June 30, 2004. The decrease for the nine months was primarily the result of the absence of any off-system sales revenues in 2005 and lower other operating revenues, offset partially by higher retail sales revenues. Off-system sales decreased $91.2 million for the nine months ended June 30, 2005 as compared with the nine months ended June 30, 2004 as a result of the FERC’s Order 2004, as noted above. Other operating revenues decreased $3.7 million due primarily to two out-of-period regulatory adjustments recorded during the quarter ended June 30, 2005, as noted above. Partially offsetting these decreases, the increase in retail gas sales revenues was largely a function of the recovery of higher gas costs, which more than offset lower retail sales volumes, as shown above.

        The Utility segment experienced a loss of $1.7 million for the quarter ended June 30, 2005, a decrease of $5.9 million when compared with the quarter ended June 30, 2004. In the New York jurisdiction, earnings decreased by $7.2 million principally due to two out-of-period regulatory adjustments recorded during the quarter ended June 30, 2005. The first adjustment related to the final settlement with the Staff of the NYPSC of the earnings sharing liability for the fiscal 2001 to 2003 time period. As a result of that settlement, the New York rate jurisdiction recorded additional earnings sharing expense of $0.6 million. The second adjustment related to a regulatory liability recorded for previous over-collections of New York State gross receipts tax. In preparing for the implementation of the recent settlement agreement in New York, the Company determined that it needed to adjust that regulatory liability, including accrued interest, by $3.5 million (after tax), ($0.6 million of that adjustment related to the first six months of fiscal 2005 and $2.9 million related to fiscal years 2004 and prior). The earnings decrease in New York also was caused by higher pension expense ($0.1 million), higher post-retirement expenses ($0.2 million) and higher bad debt expense ($0.3 million). In the Pennsylvania rate jurisdiction, earnings increased $1.3 million primarily due to increased margin associated with the impact of a base rate increase ($1.0 million), as noted above.

        The Utility segment’s earnings for the nine months ended June 30, 2005 were $45.3 million, a decrease of $8.5 million when compared with the earnings of $53.8 million for the nine months ended June 30, 2004. In the New York rate jurisdiction, earnings decreased by $6.3 million principally due to a $4.9 million decrease in margin on retail sales and transportation services, resulting from lower average usage per customer. The two out-of-period regulatory adjustments noted above ($4.1 million) also contributed to the decrease. These decreases were partially offset by a $1.2 million charge associated with the settlement of a pension obligation recorded in the quarter ended March 31, 2004, which did not recur in 2005. For the Pennsylvania rate jurisdiction, earnings decreased by $2.2 million principally due to a $3.0 million increase in operation and maintenance expense. The increase in operation and maintenance expense was due to an increase in pension and other post-retirement expenses ($2.7 million) and higher bad debt expense ($0.7 million). The increase in pension and other post-retirement expenses is largely related to the 2003 Settlement Agreement with the PaPUC, which provided for a one-time credit to pension expense recorded by the Company during the quarter ended December 31, 2003. Partially offsetting these decreases was $1.0 million of expense associated with the settlement of a pension obligation recognized in the quarter ended March 31, 2004. That expense did not recur in 2005. Margin in the Pennsylvania rate jurisdiction remained flat as decreased usage per customer ($2.2 million) was offset by the impact of colder than normal weather ($1.1 million) and a base rate increase ($1.0 million), effective April 15, 2005, in conjunction with the March 23, 2005 Settlement Agreement with the PaPUC, as noted above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage

Pipeline and Storage Operating Revenues
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                                    June 30,                                  June 30,
------------------------------------ ---------------------------------------- -------------------------------------------

                                                                Increase/                                   Increase/
(Thousands)                             2005         2004       (Decrease)        2005           2004       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $28,349      $28,929         $(580)        $89,966      $92,194       $(2,228)
Interruptible Transportation              1,121          785           336           2,969        2,323           646
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         29,470       29,714          (244)         92,935       94,517        (1,582)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     16,297       15,961           336          48,767       47,774           993
Other                                     4,831        4,773            58          19,486       15,754         3,732
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $50,598      $50,448           $150       $161,188     $158,045        $3,143
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Pipeline and Storage Throughput
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                                    June 30,                                  June 30,
------------------------------------ ---------------------------------------- -------------------------------------------

                                                                Increase/                                   Increase/
(MMcf)                                  2005         2004       (Decrease)        2005           2004       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                      70,944       66,140          4,804         284,537      284,351            186
Interruptible Transportation              7,162        6,995            167          10,004       10,891           (887)
 ------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         78,106       73,135          4,971         294,541      295,242           (701)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

2005 Compared with 2004

        Operating revenues for the Pipeline and Storage segment were relatively unchanged for the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004. For the nine months ended June 30, 2005, operating revenues for the Pipeline and Storage segment increased $3.1 million as compared with the nine months ended June 30, 2004. This increase was primarily due to higher revenues from unbundled pipeline sales of $2.7 million, reported as part of other revenues in the table above. Higher cashout revenues of $0.7 million, also reported as part of other revenues in the table above, also contributed to the increase. Cashout revenues represent a cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper. Cashout revenues are completely offset by purchased gas expense. In addition, increased firm storage revenues of $1.0 million also contributed to the increase in revenues. Offsetting these increases, the decrease in transportation revenues of $1.6 million largely reflects the Utility segment’s cancellation of a portion of its firm transportation capacity in April 2004. The Utility segment’s decision to cancel a portion of its firm transportation capacity was based on lower usage in its service territory. Supply Corporation has only been able to remarket approximately twenty percent of this capacity to date.

        Earnings in the Pipeline and Storage segment for the quarter ended June 30, 2005 decreased $1.2 million as compared with the quarter ended June 30, 2004. The decrease can be attributed to higher operation and maintenance expenses ($0.9 million) and a reserve for preliminary project costs incurred during the quarter ended June 30, 2005 associated with the Empire State Pipeline Connector project ($0.3 million). Lower interest expense ($0.5 million) partially offset these increases.

        The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2005 were $41.6 million, an increase of $5.3 million when compared with the nine months ended June 30, 2004. The main factors contributing to this increase were higher revenues from unbundled pipeline sales ($1.8 million), lower interest expense ($2.1 million), $2.0 million of expense that did not recur in 2005 associated with the settlement of a pension obligation recognized in the quarter ended March 31, 2004,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

as well as the $2.6 million gain on the FERC approved sale of base gas during the quarter ended March 31, 2005. A reserve for preliminary project costs incurred for the nine months ended June 30, 2005 associated with the Empire State Pipeline Connector project ($1.9 million) partially offset these increases.

        The sale of Ellisburg base gas, which amounted to 660 MMcf, will open up 660 MMcf of space for ongoing storage service. At current rates between $1.49 and $1.70 per Mcf, it is expected that future storage service revenues may increase by approximately $1.0 million per year with almost no increase in operating expenses associated with the higher revenues.* The additional storage space has already been contracted for, effective April 1, 2005, resulting in approximately $0.3 million of additional storage revenues for the quarter ended June 30, 2005 over the prior period.

Exploration and Production

Exploration and Production Operating Revenues
----------------------------------- ---------------------------------------- -----------------------------------------
                                              Three Months Ended                        Nine Months Ended
                                                   June 30,                                 June 30,
----------------------------------- ---------------------------------------- -----------------------------------------
                                                               Increase/                                 Increase/
(Thousands)                            2005         2004        (Decrease)      2005          2004       (Decrease)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
  Gas (after Hedging)                  $47,117      $43,947         $3,170      $132,381     $130,240         $2,141
  Oil (after Hedging)                   27,666       31,354         (3,688)       80,185       90,009         (9,824)
  Gas Processing Plant                   8,894        6,980          1,914        25,943       20,609          5,334
  Other                                    760          842            (82)        1,947        1,607            340
  Intrasegment Elimination (1)          (7,067)      (6,131)          (936)      (20,929)     (16,871)        (4,058)
----------------------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                       $77,370      $76,992           $378      $219,527     $225,594        $(6,067)
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

---------------------------------------------- ------------------------------------ --------------------------------------
Production Volumes                                     Three Months Ended                    Nine Months Ended
                                                            June 30,                              June 30,
---------------------------------------------- ------------------------------------ --------------------------------------
                                                                      Increase/                              Increase/
                                                 2005       2004      (Decrease)       2005        2004      (Decrease)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
Gas Production (MMcf)
  Gulf Coast                                      3,365      4,563         (1,198)      9,433     14,050        (4,617)
  West Coast                                        975      1,018            (43)      3,000      3,018           (18)
  Appalachia                                      1,156      1,208            (52)      3,499      3,894          (395)
  Canada                                          2,134      1,578            556       5,959      4,874         1,085
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
                                                  7,630      8,367           (737)     21,891     25,836        (3,945)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
Oil Production
(Mbbl)
  Gulf Coast                                        251        395           (144)        801      1,184          (383)
  West Coast                                        630        651            (21)      1,916      2,012           (96)
  Appalachia                                         11          4              7          23         15             8
  Canada                                             75         89            (14)        229        253           (24)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------
                                                    967      1,139           (172)      2,969      3,464          (495)
---------------------------------------------- ---------- ---------- -------------- ------------ ---------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                       Nine Months Ended
                                                        June 30,                                 June 30,
----------------------------------------- --------------------------------------- ----------------------------------------
                                                                    Increase/                                Increase/
                                            2005        2004       (Decrease)        2005         2004       (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $6.92       $6.06         $0.86        $6.72        $5.52          $1.20
  West Coast                                  $6.87       $5.87         $1.00        $6.54        $5.44          $1.10
  Appalachia                                  $6.97       $6.23         $0.74        $7.16        $5.88          $1.28
  Canada                                      $6.08       $5.02         $1.06        $5.70        $4.86          $0.84
  Weighted Average                            $6.69       $5.87         $0.82        $6.49        $5.44          $1.05
  Weighted Average After
     Hedging                                  $6.18       $5.25         $0.93        $6.05        $5.04          $1.01

Average Oil Price/bbl
  Gulf Coast                                 $49.83      $36.80        $13.03       $47.73       $33.43         $14.30
  West Coast                                 $42.57      $33.56         $9.01       $39.10       $30.26          $8.84
  Appalachia                                 $50.95      $32.55        $18.40       $46.71       $29.50         $17.21
  Canada                                     $41.66      $32.25         $9.41       $40.39       $29.50         $10.89
  Weighted Average                           $44.48      $34.58         $9.90       $41.59       $31.28         $10.31
  Weighted Average After
     Hedging                                 $28.62      $27.53         $1.09       $27.00       $25.98          $1.02
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2005 Compared with 2004

        Operating revenues for the Exploration and Production segment increased $0.4 million for the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004. Oil production revenue after hedging decreased $3.7 million due primarily to a 172,000 barrel decline in production, particularly in the Gulf Coast of Mexico region where production decreased by approximately 144,000 barrels, offset partly by higher weighted average prices after hedging ($1.09 per barrel). Gas production revenue after hedging increased $3.2 million due to higher weighted average prices after hedging ($0.93 per Mcf), offset partly by a 737 MMcf decrease in production. Most of the decrease in gas production occurred in the Gulf Coast region (a 1,198 MMcf decline), which is consistent with the expected decline rates for the Company’s production in this region. This decline was partially offset by an increase in Canadian gas production, primarily due to production from the Sukunka 60-E well, in which the Company has a 20% working interest.

        Operating revenues for the Exploration and Production segment decreased $6.1 million for the nine months ended June 30, 2005 as compared with the nine months ended June 30, 2004. Oil production revenue after hedging decreased $9.8 million due to a 495,000 barrel decline in production offset partly by higher weighted average prices after hedging ($1.02 per barrel). The majority of the decrease can be attributed to the Gulf Coast region oil production decline of approximately 383,000 barrels. Gas production revenue after hedging increased $2.1 million. Increases in the weighted average price of gas after hedging ($1.01 per Mcf) more than offset an overall decrease in gas production of 3,945 MMcf. The decrease in gas production occurred primarily in the Gulf Cost region (a 4,617 MMcf decline), which is consistent with the expected decline rates for the Company’s production in this region. This decline was partially offset by an increase in Canadian gas production, primarily due to production from the Sukunka 60-E well, in which the Company has a 20% working interest.

        As shown above, this segment’s weighted average oil prices after hedging were $28.62 and $27.00, respectively, during the quarter and nine months ended June 30, 2005. While these prices reflect the impact of hedging, they also reflect the lesser value of the West Coast’s heavy sour crude oil, which represents the bulk of the Company’s oil production as compared to the more widely publicized West Texas Intermediate (WTI) price of light sweet crude, which is in the $50 — $60 range. While prices of light sweet crude oil increased significantly during the nine months ended June 30, 2005, prices for West Coast heavy sour crude oil did not increase as dramatically due to oversupply and refinery constraint issues. Historically, the prices of light sweet crude oil and heavy sour crude oil have largely

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

moved in tandem, meaning that the price differential between light sweet crude oil and heavy sour crude oil has historically not changed significantly. The Company’s hedge effectiveness tests for the derivative financial instruments used in the Exploration and Production segment, as required by SFAS 133, have assumed that the differential between these two types of oil will return to their historical norms. During the quarter ended June 30, 2005 the price differential between these two types of oil did decrease. However, if the current price differential does not continue to decline to its historical norm, it is possible that these assumptions would change and that some of the derivative financial instruments used to hedge West Coast oil production may become ineffective.* To the extent that derivative financial instruments would ever be deemed to be ineffective, gains or losses from the derivative financial instruments from that point forward would be marked-to-market on the income statement without regard to an underlying physical transaction (i.e., there would be timing differences between when gains or losses from the derivative financial instruments are recorded and when the revenues from the anticipated production is recorded).

        The Exploration and Production segment’s earnings for the quarter ended June 30, 2005 were $13.8 million, a decrease of $1.0 million when compared with a earnings of $14.8 million for the quarter ended June 30, 2004. The decrease for the quarter is due primarily to higher lease operating expenses ($0.8 million) and general and administrative expenses ($0.8 million). The increase in lease operating expenses is principally attributable to the Sukunka wells in Canada (which are generally more expensive to operate than the Company’s other properties) and higher fuel costs in the West division.

        The Exploration and Production segment’s earnings for the nine months ended June 30, 2005 were $39.0 million, a decrease of $5.1 million when compared with earnings of $44.1 million for the nine months ended June 30, 2004. As noted above, the decrease is a result of the decrease in oil and gas revenues caused by an overall decline in production ($5.0 million) as well as an increase in lease operating expense ($1.1 million). Also contributing to the decrease is the non-recurrence of a $4.6 million earnings benefit recognized in the quarter ended March 31, 2004 related to the Company’s September 2003 sale of Canadian oil properties located in Southeast Saskatchewan. When the Southeast Saskatchewan transaction closed, the initial proceeds received were subject to an adjustment based on actual working capital and the resolution of certain income tax matters. During the quarter ended March 31, 2004, those items were resolved with the buyer and, as a result, the Company received an additional $4.6 million (U.S. dollars) of sales proceeds, which is recorded in the Adjustment of Loss on Sale of Oil and Gas Producing Properties line on the income statement. Partially offsetting these decreases was the non-recurrence of the expense associated with the settlement of a pension obligation in the quarter ended March 31, 2004 ($0.9 million), lower depreciation and depletion expense ($0.8 million), lower interest expense ($1.1 million), and higher interest income ($1.4 million).

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                         Nine Months Ended
                                                     June 30,                                   June 30,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
(Thousands)                            2005           2004        (Decrease)        2005         2004       (Decrease)
----------------------------------- ------------- -------------- --------------- ------------ ------------ --------------

Natural Gas (after Hedging)             $87,983        $67,374       $20,609         $276,032     $240,701      $35,331
Other                                        65              2            63               74           31           43
----------------------------------- ------------- -------------- --------------- ------------ ------------ --------------
                                        $88,048        $67,376       $20,672         $276,106     $240,732      $35,374
----------------------------------- ------------- -------------- --------------- ------------ ------------ --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- ----------------------------------------
                                                Three Months Ended                         Nine Months Ended
                                                     June 30,                                   June 30,
----------------------------------- -------------------------------------------- ----------------------------------------
                                                                   Increase/                                Increase/
                                       2005           2004        (Decrease)       2005         2004        (Decrease)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Natural Gas - (MMcf)                     10,925          9,918           1,007        34,115        35,908        (1,793)
----------------------------------- ------------- -------------- --------------- ----------- ------------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2005 Compared with 2004

        Operating revenues for the Energy Marketing segment increased $20.7 million and $35.4 million, respectively, for the quarter and nine months ended June 30, 2005, as compared with the quarter and nine months ended June 30, 2004. These increases primarily reflect an increase in the price of natural gas over the prior year periods. For the quarter ended June 30, 2005, volumes are up over the prior year’s quarter due to the addition of customers in the lower margin wholesale and industrial customer classes. For the nine months ended June 30, 2005, volumes are down over the prior year period due to the loss of customers in the lower margin wholesale customer class during the six months ended March 31, 2005.

        The Energy Marketing segment’s earnings for the quarter ended June 30, 2005 were $1.5 million, an increase of $0.3 million when compared with earnings of $1.2 million for the quarter ended June 30, 2004. Despite higher operating revenues and volumes, margins did not increase significantly due to low margins in the wholesale and industrial customer classes.

        The Energy Marketing segment’s earnings for the nine months ended June 30, 2005 were $4.9 million, a decrease of $0.7 million when compared with earnings of $5.6 million for the nine months ended June 30, 2004. The decrease primarily reflects lower margins caused by a reduction in the benefit of storage gas and, to a lesser extent, lower throughput.

Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Nine Months Ended
                                                June 30,                                     June 30,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                         2005          2004        (Decrease)        2005           2004        (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                             $4,370        $4,434           $(64)        $18,014       $16,833          $1,181
Green Lumber Sales                     2,424         1,345          1,079           5,734         4,464           1,270
Kiln Dry Lumber Sales                  7,919         7,115            804          22,015        19,647           2,368
Other                                    315           177            138           1,232           680             552
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $15,028       $13,071         $1,957         $46,995       $41,624          $5,371
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Nine Months Ended
                                                June 30,                                     June 30,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                         2005          2004        (Decrease)        2005           2004        (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                              1,619         1,392            227           5,934         5,208             726
Green Lumber Sales                     3,475         1,956          1,519           8,179         7,154           1,025
Kiln Dry Lumber Sales                  4,110         3,824            286          11,373        10,909             464
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                       9,204         7,172          2,032          25,486        23,271           2,215
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

2005 Compared with 2004

        Operating revenues for the Timber segment increased $2.0 million for the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004. The increase for the quarter can largely be attributed to higher green lumber sales of $1.1 million as well as higher kiln dry lumber sales of $0.8 million.

        Operating revenues for the Timber segment increased $5.4 million for the nine months ended June 30, 2005 as compared with the nine months ended June 30, 2004. This increase can be attributed to an increase in kiln dry lumber sales of $2.4 million due to an increase in processing cherry lumber volumes as well as higher log sales of $1.2 million (the majority being cherry veneer due to favorable

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

weather conditions). Green lumber sales also increased by $1.3 million largely due to increased sales in maple green lumber.

        The Timber segment’s earnings for the quarter ended June 30, 2005 were $0.6 million, a decrease of $0.1 million when compared with earnings of $0.7 million for the quarter ended June 30, 2004. The decrease is partially due to increases in cost of good sold as a result of the higher cost basis of trees harvested. Offsetting this decrease is a $0.8 million adjustment to the Company’s August 2003 sale of timber properties during the quarter ended June 30, 2004 discussed above. The Company received final timber cruise information of the properties it sold and, based on that information, determined that property records pertaining to $1.3 million ($0.8 million after tax) of timber property were not properly shown as having been transferred to the purchaser. As a result, the Company removed those assets from its property records and adjusted the previously recognized gain downward by recognizing a pre tax loss of $1.3 million in the quarter ended June 30, 2004. No such expense was incurred in 2005.

        The Timber segment’s earnings for the nine months ended June 30, 2005 were $4.2 million, an increase of $0.3 million when compared with earnings of $3.9 million for the nine months ended June 30, 2004. Increases in cost of good sold during 2005 due to a larger amount of timber being harvested on purchased stumpage that has a higher cost basis than other raw material sources, were more than offset by the favorable earnings impact associated with the non-recurrence of the $0.8 million after tax loss recorded in 2004 related to the Company’s fiscal 2003 sale of timber properties, as discussed above.

Interest Charges

        Interest on long-term debt decreased $1.9 million and $9.0 million, respectively, for the quarter and nine-months ended June 30, 2005 as compared with the quarter and nine months ended June 30, 2004. For both the quarter and nine month periods, the decrease can be attributed primarily to lower average amounts of long-term debt outstanding.

        Other interest charges increased $3.5 million and $4.1 million, respectively, for the quarter and nine months ended June 30, 2005 as compared with the quarter and nine months ended June 30, 2004. These increases resulted primarily from a regulatory true-up adjustment in the Utility segment’s New York rate jurisdiction related to a regulatory liability recorded for previous over-collections of New York State gross receipts tax.

CAPITAL RESOURCES AND LIQUIDITY

        The Company’s primary source of cash during the nine-month period ended June 30, 2005 was cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock option plans. During the nine months ended June 30, 2005, issuances of common stock under the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan were made via open market purchases.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Because of the seasonal nature of the heating business in the Utility and Energy Marketing segments, revenues in these segments are relatively high during the heating season, primarily the first and second quarters of the fiscal year, and receivable balances historically increase during these periods from the balances receivable at September 30.

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

        Net cash provided by operating activities totaled $342.9 million for the nine months ended June 30, 2005, a decrease of $65.3 million compared with $408.2 million provided by operating activities for the nine months ended June 30, 2004. Most of this decrease occurred in the Utility, Exploration and Production, and Energy Marketing segments. In the Utility segment, the decrease was largely attributable to gas cost recovery timing differences. In the Exploration and Production segment, lower oil and gas sales and higher lease operating expenses contributed to a decrease in cash from operations. Higher working capital requirements was the main reason for the decrease in the Energy Marketing segment. Partially offsetting this decrease, the Corporate operation experienced a significant cash outflow in January 2004 due to a $23.0 million lump sum payment to a participant of the Company’s nonqualified defined benefit plan under a provision of an agreement previously entered into between the Company and the participant. No such cash outflow occurred during the nine months ended June 30, 2005.

Investing Cash Flow

Expenditures for Long-Lived Assets

Expenditures for long-lived assets include additions to property, plant and equipment.

        The Company’s expenditures for long-lived assets totaled $153.2 million during the nine months ended June 30, 2005. The table below presents these expenditures:

----------------------------------------------------------- ----- -------------------------
Nine Months Ended June 30, 2005
(in millions of dollars)
----------------------------------------------------------- ----- -------------------------
                                                                           Total
                                                                      Expenditures for
                                                                     Long-Lived Assets
----------------------------------------------------------- ----- -------------------------
Utility                                                                     $35.0
Pipeline and Storage                                                         13.1
Exploration and Production                                                   86.1
Timber                                                                       18.7
All Other and Corporate                                                       0.3
----------------------------------------------------------- ----- -------------------------
      Total Expenditures from Continuing Operations                        $153.2
----------------------------------------------------------- ----- -------------------------

Utility

        The majority of the Utility capital expenditures for the nine months ended June 30, 2005 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

        The majority of the Pipeline and Storage capital expenditures for the nine months ended June 30, 2005 were made for additions, improvements, and replacements to this segment’s transmission and storage systems.

        The Company is pursuing a project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire State Pipeline.* This proposed extension project would provide an upstream supply link for Phase I of the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including Key Span Gas East Corporation, which has entered into a precedent agreement to be a major shipper, subject to the satisfaction of various conditions.* The pipeline extension will be designed to move at least 250 MMcf of natural gas per day.* The preliminary estimate of the cost for developing the Empire extension project is $145 million and the targeted in-service date is in calendar 2007.* As of June 30, 2005, the Company had incurred approximately $3.6 million in costs (all of which have been reserved) related to this project. Of this amount, $0.5 million and $3.0 million, respectively, were incurred during the quarter and nine months ended June 30, 2005.

        The Company completed a FERC approved sale of base gas from Supply Corporation’s jointly-owned Ellisburg Storage Pool in March 2005 for $4.6 million in sales proceeds. As a result of the sale, property, plant, and equipment was reduced by $0.7 million for the cost basis of the gas and a $3.9 million gain on the sale ($2.6 million after tax) was recognized by the Company in the quarter-ended March 31, 2005. The proceeds of this sale are included in Other Investing Activities on the Consolidated Statement of Cash Flows for the nine months ended June 30, 2005. The gain is included in Other Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities.

Exploration and Production

        The Exploration and Production segment capital expenditures for the nine months ended June 30, 2005 included approximately $26.9 million (U.S. Dollar equivalent) for Canada, $31.7 million for the Gulf Coast region ($30.7 million for the off-shore program in the Gulf of Mexico), $21.3 million for the West Coast region and $6.2 million for the Appalachian region. These amounts included approximately $11.7 million spent to develop proved undeveloped reserves.

        Estimated capital expenditures in 2005 for the Exploration and Production segment have been increased from $112.0 million to $139.0 million.* Estimated capital expenditures for Canada remains unchanged at $41.0 million.* Estimated capital expenditures for the Gulf Coast region have been increased from $35.0 million to $56.0 million.* Estimated capital expenditures for the West Coast region have been increased from $24.0 million to $27.0 million and estimated capital expenditures for the Appalachian region have been increased from $12.0 million to $15.0 million.* Drilling success in the Gulf Coast region is the main reason for this increase.

Timber

        The majority of the Timber segment capital expenditures for the nine months ended June 30, 2005 were made for the purchase of land and timber rights in Elk County, Pennsylvania in January 2005. The land and timber, consisting of approximately 12,324 acres, was purchased for approximately $17.6 million. The remaining $1.1 million of capital expenditures for the nine months ended June 30, 2005 was made for purchases of equipment for Highland’s sawmill and kiln operations.

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

Financing Cash Flow

        Consolidated short-term debt decreased $107.2 million during the nine months ended June 30, 2005. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At June 30, 2005, the Company had outstanding short-term notes payable to banks of $49.6 million. There was no outstanding commercial paper at June 30, 2005. The Company has SEC authorization under the Holding Company Act, to borrow and have outstanding as much as $750.0 million of short-term debt at any time through December 31, 2005. On June 23, 2005, the Company filed with the SEC an application under the Holding Company Act for authority, among other things, to issue short-term debt securities, long-term debt securities and equity securities during the period commencing January 1, 2006 and ending December 31, 2008.* The Company has not yet determined whether it will continue to pursue that application, as the recently enacted Energy Policy Act of 2005 (Energy Policy Act) (discussed below under Other Matters, Rate and Regulatory Matters) would permit the Company to continue to rely on its current authorization. In particular, the Energy Policy Act provides that nothing in that act or in the Holding Company Act prohibits a person from engaging in or continuing to engage in activities or transactions in which it is legally engaged or authorized to engage on the date of enactment of the Energy Policy Act, if that person continues to comply with the terms (other than an expiration date or termination date) of an such authorization. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $380.0 million, are revocable at the option of the financial institution and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $220.0 million. Of that amount, $110.0 million is committed to the Company through September 25, 2005 and another $110.0 million is committed to the Company through September 30, 2005. The Company anticipates that it will be able to replace this facility at or before its maturity.*

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not, at the last day of any fiscal quarter, exceed .60 from October 1, 2004 through September 30, 2005. The Company is currently in the process of negotiating a new committed credit facility and expects this to be finalized before the end of the current fiscal year.* At June 30, 2005, the Company’s debt to capitalization ratio (as calculated under the facility) was .47. The constraints specified in the committed credit facility would permit an additional $802.0 million in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .60. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at June 30, 2005, the Company would have been permitted to issue up to a maximum of $832.0 million in additional long-term unsecured indebtedness at then-current market interest rates (further limited by the debt to capitalization ratio constraints noted in the previous paragraph) in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s 1974 indenture pursuant to which $399.0 million (or 35%) of the Company’s long-term debt (as of June 30, 2005) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the effect of the failure causes, or would permit the holders of the debt to cause, the debt to become due prior to its stated maturity, unless cured or waived.

        The Company’s $220.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i)  the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2005, the Company had no debt outstanding under the committed credit facility.

        The Company also has authorization from the SEC, under the Holding Company Act, to issue long-term debt securities and equity securities in an aggregate amount of up to $1.5 billion during the order’s authorization period, which commenced in November 2002 and extends to December 31, 2005. The Energy Policy Act (discussed below under Rate and Regulatory Matters) provides that nothing in that act or in the Holding Company Act prohibits a person from engaging in or continuing to engage in activities or transactions in which it is legally engaged or authorized to engage on the date of enactment of the Energy Policy Act, it that person continues to comply with the terms (other than an expiration date or termination date) of any such authorization. The Company has an effective registration statement on file with the SEC under which it has available capacity to issue an additional $550.0 million of debt and equity securities under the Securities Act of 1933, and within the authorization granted by the SEC under the Holding Company Act. The Company may sell all or a portion of the remaining registered securities if warranted by market conditions and the Company’s capital requirements. Any offer and sale of the above mentioned $550.0 million of debt and equity securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

        The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases having a remaining lease commitment of approximately $51.9 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $9.6 million. The Company has guaranteed 50% or $4.8 million of these capital lease commitments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Market Risk Sensitive Instruments

        For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the 2004 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Rate and Regulatory Matters

Energy Policy Act

        On August 8, 2005, President Bush signed into law the Energy Policy Act, which, among other things, repeals the Holding Company Act effective February 8, 2006. With repeal of the Holding Company Act, the Company will no longer be subject to that act's broad regulatory provisions, including provisions relating to issuance of securities, sales and acquisitions of securities and utility assets, intra-company transactions and limitations on diversification. However, the Energy Policy Act gives the FERC and state public utility regulatory commissions greater access to the books and records of companies in holding company systems. In addition, it is possible that some state legislatures will enact new laws designed to give state public utilities commissions certain regulatory powers over holding companies similar to those now exercised by the SEC. The Company is unable to predict at this time what the ultimate outcome of these or future legislative or regulatory changes will be.

Utility Operation

        Base rate adjustments in both the New York and Pennsylvania rate jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

New York Jurisdiction

        In April 2004, Distribution Corporation commenced confidential settlement negotiations with the NYPSC and other parties concerning, among other things, its revenue requirement for the year ending September 30, 2005. Those settlement discussions failed to produce an agreement prior to the expiration of Distribution Corporation’s then-current rate plan. For a complete discussion of this prior rate plan, refer to “Rate Matters” in Item 7 of the 2004 Form 10-K. On August 27, 2004, Distribution Corporation filed proposed tariff amendments and supporting testimony designed to increase its annual revenues by $41.3 million beginning October 1, 2004. Parties filed responsive testimony recommending a base rate decrease, among other things. Thereafter the Parties and other interests commenced settlement negotiations. On April 15, 2005, Distribution Corporation, the Parties and others executed an agreement settling all outstanding issues. The settlement agreement provides for a rate increase of $21 million by means of the elimination of bill credits ($5.8 million) and an increase in base rates ($15.2 million). For the two-year term of the plan and thereafter, the return on equity level above which earnings must be shared with rate payers will be increased from 11.0% to 11.5%. In an order issued on July 22, 2005, the NYPSC, approved the April 15, 2005 rate plan, substantially as filed, for an effective date of August 1, 2005. In response to the NYPSC’s decision, Distribution Corporation agreed to withdraw its petition for rehearing of a prior NYPSC order rejecting the Company’s request for the removal of a $5 million annual bill credit, effectively closing the proceeding.

        In another order issued on September 28, 2004, the NYPSC directed the continuation, with modification, of four programs under the July 25, 2003 Settlement that were scheduled to expire on September 30, 2004. The effect of the NYPSC’s order was to unilaterally extend the terms of the Settlement without Distribution Corporation’s consent. Although the NYPSC’s order stated that it provided for funding of the programs, Distribution Corporation petitioned Supreme Court, Albany County for an injunction to allow the programs to expire on their own terms. Distribution Corporation’s petition and the actions before Supreme Court, Albany County were partially successful. A Notice of Appeal was filed by Distribution Corporation seeking review of certain procedural arguments that were rejected by the trial court. That action remains pending at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pennsylvania Jurisdiction

        On September 15, 2004, Distribution Corporation filed proposed tariff amendments with the PaPUC to increase annual revenues by $22.8 million to cover increases in the cost of service to be effective November 14, 2004. The rate request was filed to address throughput reductions and increased operating costs such as uncollectibles and personnel expenses. Applying standard procedure, the PaPUC suspended Distribution Corporation’s tariff filing to perform an investigation and hold hearings. On February 16, 2005, the parties reached a settlement of all issues. The settlement was submitted to the Administrative Law Judge, who, on March 2, 2005 issued a decision recommending adoption of the settlement. The settlement provides for a base rate increase of $12.0 million and terminates the tracking of pension expenses versus the rate allowance. The settlement was approved by the PaPUC on March 23, 2005, and the new rates went into effect on April 15, 2005.

Pipeline and Storage

        Supply Corporation currently does not have a rate case on file with the FERC. Management will continue to monitor Supply Corporation’s financial position to determine the necessity of filing a rate case in the future.

        On November 25, 2003, the FERC issued Order 2004 “Standards of Conduct for Transmission Providers”. Order 2004 was clarified in Order 2004-A on April 16, 2004 and Order 2004-B on August 2, 2004. Order 2004, which went into effect September 22, 2004, regulates the conduct of transmission providers (such as Supply Corporation) with their “energy affiliates”. The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Supply Corporation’s principal energy affiliates are Seneca, NFR, and, possibly, Distribution Corporation.* Order 2004 provides that companies may request waivers, which the Company has done with respect to Distribution Corporation and is awaiting rulings. Order 2004 also provides an exemption for local distribution companies that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales. Distribution Corporation stopped making such off-system sales effective September 22, 2004, although it continues to make certain sales permitted by a prior FERC order; FERC has required Supply Corporation to provide arguments justifying the continued effectiveness of that order. Supply Corporation and Distribution Corporation would like to continue operating as they do, whether by waiver, amendment or further clarification of the new rules, or by complying with the requirements applicable if Distribution Corporation were an energy affiliate. Treating Distribution Corporation as an energy affiliate, without any waivers, would require changes in the way Supply Corporation and Distribution Corporation operate which would decrease efficiency, but probably would not increase capital or operating expenses to an extent that would be material to the financial condition of the Company.* Until there is further clarification from the FERC on the scope of these exemptions and rulings on the Company’s waiver requests, the Company is unable to predict the impact Order 2004 will have on the Company. As previously mentioned, Distribution Corporation stopped making off-system sales, effective September 22, 2004. The Company does not expect that change to have a material effect on the Company’s results of operations, as margins resulting from off-system sales are minimal as a result of profit sharing with retail customers.*

        Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor Empire’s financial position in the New York rate jurisdiction to determine the necessity of filing a rate case in the future.

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

procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At June 30, 2005, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $8.1 million. This liability has been recorded on the Consolidated Balance Sheet at June 30, 2005. In April 2005, the Company entered into a transfer agreement for environmental obligations related to a former manufactured gas plant site in New York. Under the terms of the agreement, the Company paid $12.7 million during the quarter ended June 30, 2005 to settle its remaining environmental obligations related to this site. As a result, the environmental liability for this site has been reduced to zero at June 30, 2005. During the quarter ended June 30, 2005, the Company also reached a settlement agreement for environmental obligations related to another former manufactured gas plant site. The Company paid $4.4 million in August 2005 under the terms of the settlement agreement, and the Company will continue to be responsible for future ongoing maintenance of the site. The $4.4 million that was paid in August 2005 and the estimated obligation for ongoing maintenance of the site are included in the $8.1 million liability at June 30, 2005. The Company expects to recover its environmental clean-up costs from a combination of insurance proceeds and rate recovery.* Other than as discussed in Note G of the 2004 Form 10-K, the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.*

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the 2004 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 and supercedes APB 25. The Company currently follows APB 25 in accounting for stock-based compensation, as disclosed above. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company does not believe that adoption of SFAS 123R will have a material impact on its financial condition and results of operations.* For further discussion of SFAS 123R and its impact on the Company, refer to Item 1 at Note 1 — Summary of Significant Accounting Policies.

        In March 2005, the FASB issued FIN 47, an interpretation of SFAS 143. FIN 47 provides additional guidance on the term “conditional asset retirement obligation” as used in SFAS 143, and in particular the standard clarifies when a Company must record a liability for a conditional asset retirement obligation. The Company is currently evaluating the impact of FIN 47, if any, on its consolidated financial statements. For further discussion of FIN 47 and its impact on the Company, refer to Item 1 at Note 1 – Summary of Significant Accounting Policies.

        In May 2005, the FASB issued SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company’s financial condition and results of operations will only be impacted by SFAS 154 if there are any accounting changes or corrections of errors in the future. For further discussion of SFAS 154 and its impact on the Company, refer to Item 1 at Note 1 – Summary of Significant Accounting Policies.

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

1.	Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations, and repeal of the Holding Company Act;

2.	Changes in economic conditions, including economic disruptions caused by terrorist activities or acts of war;

3.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather;

4.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

5.	Impairments under the SEC's full cost ceiling test for natural gas and oil reserves;

6.	Changes in the availability and/or price of derivative financial instruments;

7.	Changes in the price differentials between various types of oil;

8.	Failure of the price differential between sour crude oil and light sweet crude oil to return to its historical norm;

9.	Inability to obtain new customers or retain existing ones;

10.	Significant changes in competitive factors affecting the Company;

11.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

12.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

13.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs;

14.	The nature and projected profitability of pending and potential projects and other investments;

15.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

16.	Uncertainty of oil and gas reserve estimates;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

17.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

18.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

19.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

20.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

21.	Significant changes in tax rates or policies or in rates of inflation or interest;

22.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

23.	Changes in accounting principles or the application of such principles to the Company;

24.	The cost and effects of legal and administrative claims against the Company;

25.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefits;

26.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

27.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

        The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.

Item 4. Controls and Procedures

        The following information includes the evaluation of disclosure controls and procedures by the Company’s Chief Executive Officer and Principal Financial Officer, along with any significant changes in internal controls of the Company and the current effort to assess the Company’s internal control over financial reporting.

Evaluation of disclosure controls and procedures

        The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Item 4. Controls and Procedures (Concl.)

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

        The Company is currently undergoing a comprehensive effort to ensure compliance with Sarbanes-Oxley Act of 2002 - Section 404, "Management Assessment of Internal Controls" that takes effect for the Company as of September 30, 2005. This effort includes documentation of the Company’s internal control over financial reporting under the direction of senior management. In the course of its ongoing evaluation, management has identified certain areas of the internal control over financial reporting requiring improvement, which the Company is addressing. Management routinely reviews potential internal control issues with the Company’s Audit Committee. The Company continues to believe that it will be compliant with the requirements of the Sarbanes-Oxley Act of 2002 - Section 404 at September 30, 2005.*

Part II. Other Information

Item 1. Legal Proceedings

        In an action instituted in the New York State Supreme Court, Chautauqua County on January 31, 2000 against Seneca, NFR and “National Fuel Gas Corporation,” Donald J. and Margaret Ortel and Brian and Judith Rapp, “individually and on behalf of all those similarly situated, “allege, in an amended complaint which adds National Fuel Gas Company as a party defendant that (a) Seneca underpaid royalties due under leases operated by it, and (b) Seneca’s co-defendants (i) fraudulently participated in and concealed such alleged underpayment, and (ii) induced Seneca’s alleged breach of such leases. Plaintiffs seek an accounting, declaratory and related injunctive relief, and compensatory and exemplary damages. Defendants have denied each of plaintiffs’ material substantive allegations and set up twenty-five affirmative defenses in separate verified answers.

        A motion was made by plaintiffs on July 15, 2002 to certify a class comprising all persons presently and formerly entitled to receive royalties on the sale of natural gas produced and sold from wells operated in New York by Seneca (and its predecessor Empire Exploration, Inc). On December 23, 2002, the court granted certification of the proposed class, as modified to exclude those leaseholders whose leases provide for calculation of royalties based upon a flat fee, or flat fee per cubic foot of gas produced. The court’s order states that there are approximately 749 potential class members. Discovery closed on July 31, 2005, and the plaintiffs thereafter filed a formal demand for a jury trial and a "Note of Issue and Statement of Readiness" to proceed to trial. A trial date has not been set.

        In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. Plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff’s material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co-defendant. Distribution Corporation believes and will vigorously assert that plaintiff’s allegations lack merit. The Court changed venue of the action to New York State Supreme Court, Erie County. The litigation is in the discovery stage.

Item 1. Legal Proceedings (Concl.)

        On December 22, 2003, the Pennsylvania Department of Environmental Protection (DEP) issued an order to Seneca to halt its timber harvesting operations on 21,000 acres in Cameron, Elk and McKean counties in Pennsylvania. The order asserts certain violations of DEP regulations concerning erosion, sedimentation and stream crossings. The order requires Seneca to apply for certain permits, control erosion, submit plans for removal of water encroachments not included in permit applications, notify the DEP of additional current or planned timber harvesting operations, and grant the DEP access to timber acreage. On January 9, 2004, Seneca filed with the Pennsylvania Environmental Hearing Board (Hearing Board) a notice of appeal, objecting to each finding and order contained in the order, and asserting that the DEP’s findings are factually incorrect, an arbitrary exercise of the DEP’s functions and duties, and contrary to law. Also on January 9, 2004, Seneca filed with the Hearing Board a petition requesting a stay of operation of portions of the order. On January 20, 2004, the parties settled Seneca’s request for a stay. Seneca has resumed its timber harvesting operations pursuant to the terms of the settlement. The settlement preserves various issues raised by the DEP’s order for a hearing on the merits of Seneca’s notice of appeal. Seneca is engaged in settlement negotiations as it continues to litigate this matter.* The most substantial question in the appeal involves whether Seneca is required to apply for a permit under Section 102.5(b) of Title 25 of the Pennsylvania Code, governing earth disturbance activities of greater than 25 acres. The DEP takes the position that Seneca must aggregate the acreage of all of its logging sites across its entire 21,000 acre tract for purposes of determining whether its earth disturbing activities meet the 25 acres threshold. Seneca maintains that no permit is required, because the law does not require aggregation and each of its individual logging sites disturbs less than 25 acres.

        The Company believes, based on the information presently known, that the ultimate resolution of these matters, individually or in the aggregate, will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcomes of these matters, and it is possible that the outcomes, individually or in the aggregate, could be material to the Company's results of operations or cash flow for a particular quarter or annual period.*

        For a discussion of various environmental matters, refer to Part I, Item 1 at Note 6 and Part I, Item 2 – MD&A of this report under the heading “Environmental Matters.”

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

        On April 1, 2005, the Company issued a total of 2,100 unregistered shares of Company common stock to the seven non-employee directors of the Company, 300 shares to each such director. All of these shares were issued as partial consideration for the directors’ services during the quarter ended June 30, 2005, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Concl.)

Issuer Purchases of Equity Securities

------------------------- ---------------------- ---------------------- ------------------------ ------------------------
                                                                        Total Number of Shares      Maximum Number of
                                                                         Purchased as Part of    Shares that May Yet Be
                             Total Number of                              Publicly Announced      Purchased Under Share
                                 Shares              Average Price      Share Repurchase Plans     Repurchase Plans or
Period                        Purchased (a)         Paid per Share            or Programs               Programs
------------------------- ---------------------- ---------------------- ------------------------ ------------------------
Apr. 1 - 30, 2005                 61,412                $28.40                     -                        -
------------------------- ---------------------- ---------------------- ------------------------ ------------------------
May 1 - 31, 2005                  13,354                $27.14                     -                        -
------------------------- ---------------------- ---------------------- ------------------------ ------------------------
June 1 - 30, 2005                178,692                $28.80                     -                        -
------------------------- ---------------------- ---------------------- ------------------------ ------------------------
Total                            253,458                $28.61                     -                        -
------------------------- ---------------------- ---------------------- ------------------------ ------------------------

(a)  Represents (i) shares of common stock of the Company purchased on the open market with Company
     "matching contributions" for the accounts of participants in the Company's 401(k) plans, and (ii)
     shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices and/or applicable withholding taxes.

Item 6. Exhibits

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit

                 12                 Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed  Charges for the Twelve  Months  Ended June 30, 2005
                                    and the Fiscal Years Ended September 30, 2000 through 2004.

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
                                    Months Ended June 30, 2005 and 2004.

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

Date: August 9, 2005

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