Form 10-Q
period 2005-12-31
NATIONAL FUEL GAS CO
filed 2006-02-09
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer    X    Accelerated Filer         Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value, outstanding at January 31, 2006: 84,509,054shares.

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
Registrant                          National Fuel Gas Company
Seneca                              Seneca Resources Corporation
Seneca Energy                       Seneca Energy II, LLC
Supply Corporation                  National Fuel Gas Supply Corporation
The Company                         The Registrant, the Registrant and its subsidiaries or the Registrant's subsidiaries as appropriate in the context of the disclosure
U.E.                                United Energy, a.s.

Regulatory Agencies
FASB                                Financial Accounting Standards Board
FERC                                Federal Energy Regulatory Commission
NYPSC                               State of New York Public Service Commission
PaPUC                               Pennsylvania Public Utility Commission
SEC                                 Securities and Exchange Commission

Other
2005 Form 10-K                      The Company's Annual Report on Form 10-K for the year ended
                                      September 30, 2005
APB 20                              Accounting Principles Board Opinion No. 20, Accounting Changes
APB 25                              Accounting Principles Board Opinion No. 25, Accounting for
                                      Stock Issued to Employees
Bbl                                 Barrel (of oil)
Bcf                                 Billion cubic feet (of natural gas)
Board foot                          A measure of lumber and/or timber equal to 12 inches in length by 12 inches in width by one inch in thickness.
Capital expenditure                 Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
Cashout revenues                    A cash resolution of a gas imbalance whereby a customer pays Supply
                                      Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation's system by the customer's shipper.
Degree day                          A measure of the coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.
Derivative                          A financial instrument or other contract, the terms of which include an underlying (a price, interest rate, index rate, exchange rate, or other variable) and notional amount (number of units, barrels, cubic feet, etc.).
                                      The terms also permit for the instrument or contract to be settled net and no initial net investment is required to enter into the financial instrument or contract.  Examples include futures contracts, options, no cost collars and swaps.

GLOSSARY OF TERMS (Cont.)

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
LIFO                                Last-in, first-out
Mbbl                                Thousand barrels (of oil)
Mcf                                 Thousand cubic feet (of natural gas)
MD&A                                Management's Discussion and Analysis of Financial Condition and
                                      Results of Operations
MDth                                Thousand dekatherms (of natural gas)
MMcf                                Million cubic feet (of natural gas)
Order 667                           An order issued by FERC entitled "Repeal of the Public Utility Holding
                                      Company Act of 1935 and Enactment of the Public Utility Holding
                                      Company Act of 2005"
Order 2004                          An order issued by FERC entitled "Standards of Conduct for
                                      Transmission  Providers"
Precedent Agreement                 An agreement between a pipeline company and a potential customer to sign a service agreement after specified events (called
                                      "conditions precedent") happen, usually within a specified time.
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
PUHCA 1935                          Public Utility Holding Company Act of 1935, as amended
PUHCA 2005                          Public Utility Holding Company Act of 2005
Reserves                            The unproduced but recoverable oil and/or gas in place in a formation which has been proven by production.
Restructuring                       Generally referring to partial "deregulation" of the utility industry by statutory or regulatory process.  Restructuring of federally regulated pipelines separate (or "unbundled") gas commodity service from transportation service for wholesale and large-volume retail markets.
                                      State restructuring programs attempt to extend the same process to retail mass markets.
SFAS                                Statement of Financial Accounting Standards

GLOSSARY OF TERMS (Concl.)

SFAS 3                              Statement of Financial Accounting Standards No. 3, Reporting
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

INDEX

           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income and Earnings Reinvested in the Business - Three Months Ended December 31, 2005 and 2004 - Page 6

Consolidated Balance Sheets - December 31, 2005 and September 30, 2005 - Pages 7-8

Consolidated Statements of Cash Flows - Three Months Ended December 31, 2005 and 2004 - Page 9

Consolidated Statements of Comprehensive Income - Three Months Ended December 31, 2005 and 2004 - Page 10

Notes to Consolidated Financial Statements - Pages 11-21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 22-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 36

Item 4. Controls and Procedures - Page 36

           Part II. Other Information

Item 1. Legal Proceedings - Pages 36-38

Item 1 A. Risk Factors - Page 38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds- Page 38

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - The Company has nothing to report under this item.

Item 5. Other Information - The Company has nothing to report under this item.

Item 6. Exhibits - Pages 38-39

Signatures - Page 40

       . The Company has nothing to report under this item.

       Reference to “ the Company” in this report means the Registrant or the Registrant and its subsidiaries collectively, as appropriate in the context of the disclosure. All references to a certain year in this report are to the Company’s fiscal year ended September 30 of that year, unless otherwise noted.

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
                                                              (Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2005              2004
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $710,756          $500,283
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Expenses
  Purchased Gas                                                                         436,778           256,156
  Operation and Maintenance                                                             103,628            92,623
  Property, Franchise and Other Taxes                                                    17,181            17,056
  Depreciation, Depletion and Amortization                                               43,046            42,709
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        600,633           408,544
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        110,123            91,739
Other Income (Expense):
    Income from Unconsolidated Subsidiaries                                               1,264               785
    Interest Income                                                                       1,134               272
    Other Income                                                                            741               552
    Interest Expense on Long-Term Debt                                                  (18,218)          (18,376)
    Other Interest Expense                                                               (1,775)           (2,417)
-------------------------------------------------------------------------------- ----------------- -----------------
Income from Continuing Operations Before
    Income Taxes                                                                         93,269            72,555
   Income Tax Expense                                                                    35,850            27,725
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Continuing Operations                                                        57,419            44,830
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Discontinued Operations, Net of Tax                                               -             5,608
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    57,419            50,438
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    813,020           718,926
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        870,439           769,364
Dividends on Common Stock
 (2005 - $0.29; 2004 - $0.28)                                                            24,488            23,274
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at December 31                                                                 $845,951          $746,090
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
     Income from Continuing Operations                                                    $0.68             $0.54
     Income from Discontinued Operations                                                      -              0.07
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.68             $0.61
================================================================================ ================= =================
  Diluted:
     Income from Continuing Operations                                                    $0.67             $0.53
     Income from Discontinued Operations                                                      -              0.07
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.67             $0.60
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          84,422,717        83,150,086
================================================================================ ================= =================
  Used in Diluted Calculation                                                        86,256,862        84,638,106
================================================================================ ================= =================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

                                                       National Fuel Gas Company
                                                      Consolidated Balance Sheets
                                                              (Unaudited)

                                                                                  December 31,        September 30,
                                                                                      2005                 2005
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,471,581          $4,423,255
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,602,254           1,583,955
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     2,869,327           2,839,300
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  64,464              57,607
   Hedging Collateral Deposits                                                          38,691              77,784
   Receivables - Net of Allowance for Uncollectible Accounts of
     $33,279 and $26,940, Respectively                                                 289,229             155,064
   Unbilled Utility Revenue                                                             97,932              20,465
   Gas Stored Underground                                                               60,040              64,529
   Materials and Supplies - at average cost                                             32,063              33,267
   Unrecovered Purchased Gas Costs                                                      28,552              14,817
   Prepayments and Other Current Assets                                                 53,697              65,469
   Deferred Income Taxes                                                                47,635              83,774
   Fair Value of Derivative Financial Instruments                                          797                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       713,100             572,776
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             85,000              85,000
   Unamortized Debt Expense                                                             17,025              17,567
   Other Regulatory Assets                                                              50,790              47,028
   Deferred Charges                                                                      3,864               4,474
   Other Investments                                                                    82,336              80,394
   Investments in Unconsolidated Subsidiaries                                           10,771              12,658
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    41,637              42,302
   Other                                                                                10,609              15,677
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       307,508             310,576
---------------------------------------------------------------------------- -------------------- -------------------

Total Asset                                                                         $3,889,935          $3,722,652
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

                                                       National Fuel Gas Company
                                                      Consolidated Balance Sheets
                                                              (Unaudited)

                                                                                December 31,        September 30,
                                                                                    2005                 2005
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares;
    Issued And Outstanding -  84,498,511 Shares
    And 84,356,748 Shares, Respectively                                               $ 84,499            $ 84,357
   Paid in Capital                                                                     538,907             529,834
   Earnings Reinvested in the Business                                                 845,951             813,020
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,469,357           1,427,211
   Accumulated Other Comprehensive Loss                                               (148,064)          (197,628)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,321,293           1,229,583
Long-Term Debt, Net of Current Portion                                               1,116,779           1,119,012
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,438,072           2,348,595
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                    74,800                   -
   Current Portion of Long-Term Debt                                                     9,516               9,393
   Accounts Payable                                                                    212,067             155,485
   Amounts Payable to Customers                                                          1,031               1,158
   Dividends Payable                                                                    24,488              24,445
   Other Accruals and Current Liabilities                                               58,788              60,404
   Fair Value of Derivative Financial Instruments                                      127,428             209,072
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       508,118             459,957
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Deferred Income Taxes                                                               500,982             489,720
   Taxes Refundable to Customers                                                        11,066              11,009
   Unamortized Investment Tax Credit                                                     6,621               6,796
   Cost of Removal Regulatory Liability                                                 91,724              90,396
   Other Regulatory Liabilities                                                         64,360              66,339
   Pension and Other Post-Retirement Benefit Liabilities                               153,242             143,687
   Asset Retirement Obligation                                                          41,647              41,411
   Other Deferred Credits                                                               74,103              64,742
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       943,745             914,100
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

Total Capitalization and Liabilities                                                $3,889,935          $3,722,652
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Cash Flows

                                                       National Fuel Gas Company
                                                 Consolidated Statements of Cash Flows
                                                              Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                                2005                  2004
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                              $57,419               $50,438
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      43,046                46,940
         Deferred Income Taxes                                                         16,653                (1,864)
         Income from Unconsolidated Subsidiaries, Net of
             Cash Distributions                                                         1,887                   715
         Minority Interest in Foreign Subsidiaries                                          -                   937
         Excess Tax Benefits Associated with Stock-Based
             Compensation Awards                                                       (6,439)                    -
         Other                                                                          3,159                 2,684
         Change in:
           Hedging Collateral Deposits                                                 39,093                   973
           Receivables and Unbilled Utility Revenue                                  (211,491)             (132,963)
           Gas Stored Underground and Materials and
              Supplies                                                                  5,692                12,824
           Unrecovered Purchased Gas Costs                                            (13,735)                  636
           Prepayments and Other Current Assets                                        17,075                 6,946
           Accounts Payable                                                            56,580                43,950
           Amounts Payable to Customers                                                  (127)                7,640
           Other Accruals and Current Liabilities                                        (554)               14,605
           Other Assets                                                                (3,083)              (13,894)
           Other Liabilities                                                           15,394                18,560
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Operating Activities                                              20,569                59,127
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                               (70,368)              (40,022)
   Other                                                                                 (745)               (1,046)
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                 (71,113)              (41,068)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                               74,800                13,300
   Excess Tax Benefits Associated with Stock-Based
       Compensation Awards                                                              6,439                     -
   Reduction of Long-Term Debt                                                         (2,110)               (3,509)
   Dividends Paid on Common Stock                                                     (24,445)              (23,210)
   Net Proceeds from Issuance of Common Stock                                           2,570                 3,452
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by (Used in) Financing Activities                                    57,254                (9,967)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                          147                 5,339
---------------------------------------------------------------------------- ------------------- ---------------------
Net Increase in Cash and Temporary Cash Investments                                     6,857                13,431

Cash and Temporary Cash Investments at October 1                                       57,607                57,541

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at December 31                                    $64,464               $70,972
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

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

                                                       National Fuel Gas Company
                                            Consolidated Statements of Comprehensive Income
                                                              (Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
(Thousands of Dollars)                                                               2005                   2004
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                $57,419               $50,438
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income, Before Tax:
   Foreign Currency Translation Adjustment                                               255                30,984
   Unrealized Gain on Securities Available for Sale
     Arising During the Period                                                         1,142                 1,129
   Unrealized Gain on Derivative Financial Instruments
     Arising During the Period                                                        40,997                20,102
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                   37,931                18,196
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income, Before Tax                                                80,325                70,411
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            400                   395
Income Tax Expense Related to Unrealized Gain on Derivative
   Financial Instruments Arising During the Period                                    15,776                 7,727
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                      14,585                 6,911
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                    30,761                15,033
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income                                                            49,564                55,378
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                $106,983              $105,816
============================================================================ =================== =====================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Notes to Condensed Consolidated Financial Statements

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

Reclassification.     Certain prior years amounts have been reclassified to conform with current year presentation.

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2005, 2004 and 2003 that are included in the Company’s 2005 Form 10-K. The 2006 consolidated financial statements will be examined by the Company’s independent accountants after the end of the fiscal year.

        The earnings for the three months ended December 31, 2005 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2006. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings in those segments for the entire fiscal year.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Hedging Collateral Deposits. Cash held in margin accounts serve as collateral for open positions on exchange-traded futures contracts, exchange-traded options and over-the-counter swaps and collars.

Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $18.4 million at December 31, 2005, is reduced to zero by September 30 of each year as the inventory is replenished.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                           At December 31, 2005             At September 30, 2005
                                                           --------------------             ---------------------

Minimum Pension Liability Adjustment                            $(107,844)                        $(107,844)
Cumulative Foreign Currency
    Translation Adjustment                                         28,264                            28,009
Net Unrealized Loss on Derivative
    Financial Instruments                                         (74,772)                         (123,339)
Net Unrealized Gain on Securities
    Available for Sale                                              6,288                             5,546
                                                                ----------                        ----------
Accumulated Other Comprehensive Loss                            $(148,064)                        $(197,628)
                                                                ----------                        ----------

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining diluted earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarters ended December 31, 2005 and December 31, 2004, there were no stock options excluded as being antidilutive.

Stock-Based Compensation. The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, restricted stock, performance units or performance shares. Stock options under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant. Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. Certificates for shares of restricted stock awarded under the Company’s stock option and stock award plans are held by the Company during the periods in which the restrictions on vesting are effective. Restricted stock awards generally lapse ratably over a period of not more than ten years after the date of each grant.

        Prior to October 1, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under that method, no compensation expense was recognized for options granted under the Company’s stock option and stock award plans. The Company did record, in accordance with APB 25, compensation expense for the market value of restricted stock on the date of the award over the periods during which the vesting restrictions existed.

        Effective October 1, 2005, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company has chosen to use the modified version of prospective application, as allowed by SFAS 123R. Using the modified prospective application, the Company is recording compensation cost for the portion of awards granted prior to October 1, 2005 for which the requisite service had not been rendered and is recognizing such compensation cost as the requisite service is rendered on or after October 1, 2005. Such compensation expense is based on the grant-date fair value of the awards as calculated for the Company’s disclosure using a Binomial option-pricing model under SFAS 123. Any new awards, modifications to awards, repurchases of awards, or cancellations of awards subsequent to September 30, 2005 will follow the provisions of SFAS 123R, with compensation expense being calculated using the Black-Scholes-Merton closed form model. The Company has chosen the Black-Scholes-Merton closed form model since it is easier to administer than the Binomial option-pricing model. Furthermore, since the Company does not have complex stock-based compensation awards, it does not believe that compensation expense would be materially different under either model. There were no stock-based compensation awards during the quarters ended December 31, 2005 and December 31, 2004. Stock-based compensation expense for the quarters ended December  31, 2005 and December 31, 2004

Item 1. Financial Statements (Cont.)

totaled approximately $149,000 and $164,000, respectively, and is included in operation and maintenance expenses in the consolidated statement of income. The total income tax benefit related to stock-based compensation expense during the quarters ended December 31, 2005 and December 31, 2004 was approximately $59,000 and $65,000, respectively. There were no capitalized stock based compensation costs during the quarters ended December 31, 2005 and December 31, 2004.

        The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of SFAS 123 relating to stock-based employee compensation for the quarter ended December 31, 2004:

                                                                                 Three Months Ended
                                                                                  December 31, 2004
                                                                                 -------------------
(In thousands, except per common share amounts)
Net Income, Available for Common Stock, As Reported                                    $  50,438

Add: Stock-Based Employee Compensation Expense Included in Reported Net
   Income, Net of Tax                                                                        106

Deduct: Total Stock-Based Employee Compensation Expense Determined
   Under Fair Value Based Method for all Awards, Net of Related Tax
   Effects                                                                                  (362)
                                                                                       ----------

                                                                                       $  50,182
Pro Forma Net Income Available for Common Stock
                                                                                       ==========

Earnings Per Common Share:

      Basic-As Reported                                                                $    0.61
                                                                                       ==========
      Basic-Pro Forma                                                                  $    0.60

                                                                                       ==========
      Diluted-As Reported                                                              $    0.60
                                                                                       ==========
      Diluted-Pro Forma                                                                $    0.59
                                                                                       ==========

Stock Options

        Transactions during the quarter ended December 31, 2005 were as follows (in thousands, except option prices and years):

Item 1. Financial Statements (Cont.)

                                                                                               Weighted
                                                                          Weighted             Average
                                                                           Average            Remaining           Aggregate
                                                        Number            Exercise           Contractual          Intrinsic
                                                      of Options            Price            Life (Years)           Value
                                                      -----------         ---------          ------------         ---------

 Options Outstanding at September 30, 2005                10,997          $  23.78

 Granted                                                       -                 -

 Exercised                                                  (178)            21.24

 Forfeited                                                     -                 -
                                                          -------         --------
 Options Outstanding at December 31, 2005                  10,819         $  23.82                  4.38           $  79,699
                                                          =======         ========               =======           =========

 Options Exercisable at December 31, 2005                  10,669         $  23.82                  4.38           $  78,595
                                                          =======         ========               ========          =========

        The total intrinsic value of stock options exercised during the quarters ended December 31, 2005 and December 31, 2004 totaled approximately $1.9 million and $2.9 million, respectively. The amount of cash received by the Company from the exercise of such stock options was approximately $2.7 million during the quarter ended December 31, 2005 and approximately $3.7 million during the quarter ended December 31, 2004. The tax benefit realized by the Company from the exercise of such stock options during the quarters ended December 31, 2005 and December 31, 2004 was $0.9 million and $1.1 million, respectively. No stock options were granted or became fully vested during the quarters ended December 31, 2005 and December 31, 2004. As of December 31, 2005, unrecognized compensation expense related to stock options totaled approximately $0.2 million, which will be recognized over a weighted average period of 1.3 years.

        For options granted prior to October 1, 2005, the fair value of options at date of grant was estimated using a Binomial option-pricing model with the following weighted average assumptions:

                                                                   Three Months Ended
                                                                      December 31,
                                                                   ------------------
                                                                    2005         2004
                                                                    ----         ----

Risk Free Interest Rate                                             4.04%        4.81%

Expected Life (years)                                                6.6          5.7

Expected Volatility                                                 21.2%        21.9%

Expected Dividend Yield (Quarterly)                                 1.10%        1.06%

        The risk-free interest rate is based on the yield of a Treasury Note with a remaining term commensurate with the expected term of the option. The expected life and expected volatility are based on historical experience.

        The Company used a forfeiture rate of 13.6% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience of the Company’s currently unvested stock option grants.

Item 1. Financial Statements (Cont.)

Restricted Share Awards

        Transactions during the quarter ended December 31, 2005 were as follows (in thousands, except fair values):

                                                                     Number of
                                                                    Restricted                   Weighted Average
                                                                       Share                      Fair Value per
                                                                      Awards                          Award
                                                                    -----------                  ----------------

Restricted Share Awards Outstanding at September 30, 2005                65                       $   24.46

Granted                                                                   -                               -

Vested                                                                   (8)                          23.75

Forfeited                                                                 -                               -
                                                                       ------                     ----------
Restricted Share Awards Outstanding at December 31, 2005                 57                       $   24.56
                                                                       ======                     ==========

        As of December 31, 2005, unrecognized compensation expense related to restricted share awards totaled approximately $0.2 million, which will be recognized over a weighted average period of 1.1 years.

New Accounting Pronouncements. In March 2005, the FASB issued FIN 47, an interpretation of SFAS 143. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also serves to clarify when a company would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 becomes effective no later than the end of fiscal 2006. The Company is currently evaluating the impact of FIN 47, if any, on its consolidated financial statements.

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

Note 2 — Income Taxes

        The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             ----------------------------------------
                                                                                      2005                2004
                                                                             ------------------- --------------------

Operating Expenses:
  Current Income Taxes
     Federal                                                                         $14,311              $23,742
     State                                                                             4,814                6,525
     Foreign                                                                              72                   68

  Deferred Income Taxes
     Federal                                                                           10,870              (2,182)
     State                                                                              1,695                (960)
     Foreign                                                                            4,088                 532
                                                                             ------------------- --------------------
                                                                                       35,850              27,725

Other Income:
  Deferred Investment Tax Credit                                                         (174)               (174)

Discontinued Operations                                                                     -               1,968
                                                                             ------------------- --------------------

Total Income Taxes                                                                    $35,676             $29,519
                                                                             =================== ====================

         The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                             ------------------- --------------------
                                                                                      2005                2004
                                                                             ------------------- --------------------

U.S.                                                                                 $79,630              $68,582
Foreign                                                                               13,465               11,375
                                                                             ------------------- --------------------
                                                                                     $93,095              $79,957
                                                                             =================== ====================

         Total income taxes as reported  differ from the amounts that were  computed by applying the federal  income tax rate to income before income taxes.  The following is a reconciliation of this difference (in thousands):

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                             ----------------------------------------
                                                                                     2005                 2004
                                                                             ------------------- --------------------

Income Tax Expense, Computed at
 Statutory Rate of 35%                                                               $32,583              $27,985

Increase (Reduction) in Taxes Resulting From:
  State Income Taxes                                                                   4,231                3,617
  Foreign Tax Differential                                                              (557)              (1,399)
                                                                                        (581)                (684)
Miscellaneous
                                                                             ------------------- --------------------

  Total Income Taxes                                                                 $35,676              $29,519
                                                                             =================== ====================

         Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                             At December 31, 2005           At September 30, 2005
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                    $577,306                      $567,850
  Other                                                              54,509                        52,436
                                                       --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                      631,815                       620,286
                                                       --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                              (58,070)                      (58,069)
  Capital Loss Carryover                                             (8,459)                       (9,145)
  Unrealized Hedging Losses                                         (44,897)                      (75,657)
  Other                                                             (69,919)                      (74,346)
                                                       --------------------------------- ----------------------------
                                                                   (181,345)                     (217,217)
  Valuation Allowance                                                 2,877                         2,877
                                                       --------------------------------- ----------------------------
Total Deferred Tax Assets                                          (178,468)                     (214,340)
                                                       --------------------------------- ----------------------------
Total Net Deferred Income Taxes                                    $453,347                      $405,946
                                                       --------------------------------- ----------------------------

Presented as Follows:
Net Deferred Tax Asset - Current                                    (47,635)                      (83,774)
Net Deferred Tax Liability - Non-Current                            500,982                       489,720
                                                       --------------------------------- ----------------------------
Total Net Deferred Income Taxes                                    $453,347                      $405,946
                                                       ================================= ============================

        Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $11.1 million and $11.0 million at December 31, 2005 and September 30, 2005, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $85.0 million at December 31, 2005 and September 30, 2005.

        The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This legislation included a provision which provided a substantially reduced tax rate of 5.25% on certain dividends received from foreign affiliates. In the quarter ended June 30, 2005, the Company received a dividend of $72.8 million from a foreign affiliate and recorded a tax of $3.8 million on such dividend.

        A capital loss carryover of $24.2 million existed at December 31, 2005, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 3 — Capitalization

Common Stock. During the three months ended December 31, 2005, the Company issued 141,763 shares of common stock under the Company’s stock option and director compensation plans.

Note 4 — Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2005, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $3.7 million. This liability has been recorded on the Consolidated Balance Sheet at December 31, 2005. The Company expects to recover its environmental clean-up costs from a

Item 1. Financial Statements (Cont.)

combination of insurance proceeds and rate recovery. Other than as discussed in Note G of the Company’s 2005 Form 10-K, the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

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

Note 5 –Discontinued Operations

        On July 18, 2005, the Company completed the sale of its entire 85.16% interest in U.E., a district heating and electric generation business in the Bohemia region of the Czech Republic, to Czech Energy Holdings, a.s. for sales proceeds of approximately $116.3 million. The sale resulted in the recognition of a gain of approximately $25.8 million, net of tax, at September 30, 2005. Market conditions during 2005, including the increasing value of the Czech currency as compared to the U.S. dollar, caused the value of the assets of U.E. to increase, providing an opportunity to sell the U.E. operations at a profit for the Company. As a result of the decision to sell its majority interest in U.E., the Company began presenting the Czech Republic operations, which are primarily comprised of U.E., as discontinued operations in June 2005. U.E. was the major component of the Company’s International segment. With this change in presentation, the Company discontinued all reporting for an International segment.

        The following is selected financial information of the discontinued operations for U.E.:

                                                                                Three Months Ended
                                                                                   December 31,
         (Thousands)                                                                  2004
                                                                            -------------------------

         Operating Revenues                                                                 $43,975
         Operating Expenses                                                                  35,777
                                                                            -------------------------
             Operating Income                                                                 8,198
         Other Income                                                                           826
         Interest Expense                                                                      (169)
                                                                            -------------------------
            Income before Income Taxes and Minority Interest                                  8,855
         Income Tax Expense                                                                   2,310
         Minority Interest, Net of Taxes                                                        937
                                                                            -------------------------
            Income from Discontinued Operations                                              $5,608
                                                                            =========================

Note 6 – Business Segment Information

        The Company has five reportable segments: Utility, Pipeline and Storage, Exploration and Production, Energy Marketing, and Timber. The breakdown of the Company’s reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. As stated in the 2005 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the 2005 Form 10-K. There have been no

Item 1. Financial Statements (Cont.)

material changes in the amount of assets for any operating segment from the amounts disclosed in the 2005 Form 10-K.

Quarter Ended December 31, 2005 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                          Total                 Corporate and
                                Pipeline       and     Energy                 Reportable              Intersegment       Total
                      Utility  and Storage Production  Marketing    Timber     Segments   All Other   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers    $431,479     $34,738     $82,087  $145,560     $16,908     $710,772      $(16)            $ -       $710,756

Intersegment
Revenues                $4,121     $21,296         $ -       $ -         $23      $25,440    $4,527        $(29,967)           $ -

Segment Profit
(Loss):
Net Income (Loss)      $21,753     $15,850     $17,435      $987      $1,464      $57,489      $570           $(640)       $57,419

Quarter Ended December 31, 2004 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                           Exploration                          Total                 Corporate and
                                Pipeline       and     Energy                 Reportable              Intersegment       Total
                      Utility  and Storage Production  Marketing    Timber     Segments   All Other   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers    $316,829     $32,445     $71,838   $63,494     $12,995     $497,601    $2,682             $ -       $500,283

Intersegment
Revenues                $4,305     $20,599         $ -       $ -         $ -      $24,904    $1,080        $(25,984)           $ -

Segment Profit
(Loss): Income (Loss)
from Continuing
Operations             $18,072     $12,277     $13,923      $750        $753      $45,775      $600         $(1,545)       $44,830

Item 1. Financial Statements (Cont.)

Note 7 — Intangible Assets

        The components of the Company’s intangible assets were as follows (in thousands):

                                                                                                   At September 30,
                                                              At December 31, 2005                       2005
                                                    ----------- ----------------- -----------    ---------------------
                                                       Gross                         Net                 Net
                                                     Carrying      Accumulated     Carrying            Carrying
                                                      Amount      Amortization      Amount              Amount
                                                    ----------- ----------------- -----------    ---------------------
Intangible Assets Subject to Amortization
   Long-Term Transportation Contracts                   $8,580          $(3,118)      $5,462            $5,729
   Long-Term Gas Purchase Contracts                     31,864           (3,831)      28,033            28,431
Intangible Assets Not Subject to Amortization
   Retirement Plan Intangible Asset                      8,142                -        8,142             8,142
                                                    ----------- ----------------- -----------    ---------------------
                                                       $48,586          $(6,949)     $41,637           $42,302
                                                    ----------- ----------------- -----------    ---------------------

Aggregate Amortization Expense (Thousands)
   Three Months Ended December 31, 2005                  $666
   Three Months Ended December 31, 2004                  $666

        Amortization expense for the transportation contracts is estimated to be $0.8 million for the remainder of 2006 and $1.1 million annually for 2007 and 2008. Amortization expense is estimated to be $0.5 million and $0.4 million for 2009 and 2010, respectively.

        Amortization expense for the long-term gas purchase contracts is estimated to be $1.2 million for the remainder of 2006 and $1.6 million annually for 2007, 2008, 2009 and 2010.

Note 8 – Retirement Plan and Other Post-Retirement Benefits

        Components of Net Periodic Benefit Cost (in thousands):

Three months ended December 31,

                                                      Retirement Plan            Other Post-Retirement Benefits
                                                      ---------------            ------------------------------

                                                     2005         2004             2005               2004
                                                     ----         ----             ----               ----

Service Cost                                       $4,104        $3,429           $2,007             $1,538
Interest Cost                                      10,049        10,520            6,701              6,446
Expected Return on Plan Assets                    (12,486)      (12,386)          (5,576)            (4,715)
Amortization of Prior Service Cost                    239           257                1                  1
Amortization of Transition Amount                       -             -            1,782              1,782
Amortization of Losses                              5,777         2,618            5,850              3,116
Net Amortization and Deferral
   For Regulatory Purposes (Including
   Volumetric Adjustments) (1)                    (1,528)           883           (2,684)              (713)
                                                  --------      --------         --------           --------

Net Periodic Benefit Cost                          $6,155        $5,321           $8,081             $7,455
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

Item 1. FinancialStatements (Concl.)

Employer Contributions. During the three months ended December 31, 2005, the Company contributed $1.8 million to its retirement plan and $7.8 million to its post-retirement benefit plan. In the remainder of 2006, the Company expects to contribute in the range of $13.0 million to $18.0 million to its retirement plan and to contribute in the range of $25.0 million to $32.0 million to its post-retirement benefit plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2005 Form 10-K. There have been no subsequent changes to that disclosure.

RESULTS OF OPERATIONS

Earnings

        The Company’s earnings were $57.4 million for the quarter ended December 31, 2005 compared to earnings of $50.4 million for the quarter ended December 31, 2004. As previously discussed, the Company began presenting its Czech Republic operations as discontinued operations in June 2005. Prior year amounts have been reclassified to reflect this change in presentation. The Company’s earnings from continuing operations were $57.4 million for the quarter ended December 31, 2005 compared to earnings from continuing operations of $44.8 million for the quarter ended December 31, 2004. The increase in earnings from continuing operations of $12.6 million is primarily the result of higher earnings in the Utility, Pipeline and Storage, and Exploration and Production segments. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts.

Earnings (Loss) by Segment
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                              Increase
Three Months Ended December 31 (Thousands)                                    2005              2004         (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Utility                                                                      $21,753           $18,072           $3,681
Pipeline and Storage                                                          15,850            12,277            3,573
Exploration and Production                                                    17,435            13,923            3,512
Energy Marketing                                                                 987               750              237
Timber                                                                         1,464               753              711
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Reportable Segments                                                  57,489            45,775           11,714
All Other                                                                        570               600              (30)
Corporate (1)                                                                   (640)           (1,545)             905
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Earnings from Continuing Operations                                  57,419            44,830           12,589
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Earnings from Discontinued Operations                                              -             5,608           (5,608)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
   Total Consolidated                                                        $57,419           $50,438           $6,981
---------------------------------------------------------------------- ---------------- ----------------- ----------------

(1)     Includes earnings from the former International segment’s activity other than the activity from the Czech Republic operations included in Earnings from Discontinued Operations.

Utility

Utility Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (Thousands)                                    2005              2004          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales Revenues:
    Residential                                                             $344,873          $255,066          $89,807
    Commercial                                                                56,890            41,783           15,107
    Industrial                                                                 4,452             2,143            2,309
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             406,215           298,992          107,223
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Transportation                                                              26,916            20,960            5,956
  Other                                                                        2,469             1,182            1,287
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $435,600          $321,134        $ 114,466
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (MMcf)                                         2005              2004          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Retail Sales:
    Residential                                                               19,524            19,869              (345)
    Commercial                                                                 3,443             3,454               (11)
    Industrial                                                                   327               176               151
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              23,294            23,499              (205)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
  Transportation                                                              14,342            14,103               239
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              37,636            37,602                34
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                  Percent
Three Months Ended                                                                         Colder (Warmer) Than
                                                                                      --------------------------------
December 31                           Normal          2005              2004               Normal        Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                                2,260          2,210             2,172               (2.2)             1.7
Erie                                   2,081          2,048             1,997               (1.6)             2.6
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

2005 Compared with 2004

        Operating revenues for the Utility segment increased $114.5 million for the quarter ended December 31, 2005 as compared with the quarter ended December 31, 2004. The $107.2 million increase in retail gas sales was primarily the result of the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues). The increase in transportation revenues was primarily due to an out-of-period adjustment of $3.9 million to correct the New York jurisdiction’s calculation of the symmetrical sharing component of the Gas Adjustment rate. The adjustment resulted when it was determined that certain credits that had been included in the calculation should have been removed during the implementation of a previous rate case settlement. The symmetrical sharing component is a mechanism included in Distribution’s New York rate settlement that shares with customers 90% of the difference between actual revenues received from large volume customers and the level of revenues that were projected to be received during the rate year. The adjustment related to fiscal years 2002 through 2005. The impact of the New York rate case settlement, which became effective in August 2005, was to increase operating revenues by $7.4 million. This increase consisted of a base rate increase, the implementation of a merchant function charge, the elimination of certain bill credits, and the elimination of the gross receipts tax surcharge. In the Pennsylvania jurisdiction, the impact of a base rate increase, which became effective in April 2005, was to increase operating revenues by $2.7 million.

        The Utility segment’s earnings for the quarter ended December 31, 2005 were $21.7 million, an increase of $3.7 million when compared with the quarter ended December 31, 2004. In the New York jurisdiction, earnings increased $1.8 million. The increased earnings in the New York jurisdiction largely related to the symmetrical sharing adjustment discussed above ($2.6 million). The positive impact to revenues of the New York rate case settlement ($4.8 million) was mostly offset by lower usage per customer account ($1.9 million), higher bad debt expense ($2.1 million), higher pension expense ($0.6 million), and higher interest expense ($0.6 million). In the Pennsylvania jurisdiction, earnings increased $1.9 million. Increased earnings in the Pennsylvania jurisdiction resulted primarily from a base rate increase first implemented in April 2005 ($1.8 million). This increase more than offset slightly higher bad debt expense ($0.6 million).

        The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarters ended December 31, 2005 and December 31, 2004, the WNC preserved $0.5 million and $1.3 million of earnings, respectively, since it was warmer than normal. In periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage

Pipeline and Storage Operating Revenues
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 Thousands)                                      2005              2004         (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                          $31,086           $29,531           $1,555
Interruptible Transportation                                                   1,323               926              397
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              32,409            30,457            1,952
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Storage Service                                                          16,248            16,094              154
Other                                                                          7,377             6,493              884
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             $56,034           $53,044          $ 2,990
---------------------------------------------------------------------- ---------------- ----------------- ----------------

Pipeline and Storage Throughput
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                               Increase
Three Months Ended December 31 (MMcf)                                         2005              2004          (Decrease)
---------------------------------------------------------------------- ---------------- ----------------- ----------------
Firm Transportation                                                          102,822            83,742           19,080
Interruptible Transportation                                                   3,723             1,662            2,061
---------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                             106,545            85,404           21,141
---------------------------------------------------------------------- ---------------- ----------------- ----------------

2005 Compared with 2004

        Operating revenues for the Pipeline and Storage segment increased $3.0 million for the quarter ended December 31, 2005 as compared with the quarter ended December 31, 2004. The $2.0 million increase in transportation revenues was primarily due to additional contracts with customers and the renewal of contracts at higher rates, both of which reflect the increased demand for transportation services due to market conditions resulting from the effects of last fall’s hurricane damage to production and pipeline infrastructure in the Gulf of Mexico. The $0.9 million increase in other operating revenues was primarily due to higher revenues from unbundled pipeline sales due to higher natural gas prices ($1.4 million), offset by a decrease in cashout revenues ($0.7 million). Cashout revenues are completely offset by purchased gas expense and consequently have no impact on earnings.

        Earnings in the Pipeline and Storage segment increased $3.6 million from $12.3 million for the quarter ended December 31, 2004 to $15.9 million for the quarter ended December 31, 2005. The major factors contributing to the increase were higher transportation revenues ($1.3 million) and higher revenues from unbundled pipeline sales ($0.9 million), both noted above, as well as lower operating expenses ($1.1 million). Operating expenses decreased primarily due to a lower reserve for preliminary project costs associated with the Empire State Pipeline Expansion project ($0.7 million) and the impact of lower pension expense ($0.2 million).

Exploration and Production

Exploration and Production Operating Revenues
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                                             Increase
Three Months Ended December 31 (Thousands)                                    2005              2004        (Decrease)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
  Gas (after Hedging)                                                       $49,341           $42,744         $6,597
  Oil (after Hedging)                                                        29,395            26,896          2,499
  Gas Processing Plant                                                       13,419             8,704          4,715
  Other                                                                       1,524               753            771
  Intrasegment Elimination (1)                                              (11,592)           (7,259)        (4,333)
--------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                            $82,087           $71,838       $ 10,249
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Production Volumes
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                                                           Increase
Three Months Ended December 31                                              2005             2004         (Decrease)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Gas Production (MMcf)
  Gulf Coast                                                               1,667            3,225          (1,558)
  West Coast                                                               1,018            1,039             (21)
  Appalachia                                                               1,253            1,206              47
  Canada                                                                   1,911            1,665             246
 ------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                           5,849            7,135          (1,286)
------------------------------------------------------------------ ---------------- ---------------- ----------------
Oil Production (Mbbl)
  Gulf Coast                                                                 107              289            (182)
  West Coast                                                                 685              653              32
  Appalachia                                                                  10                3               7
  Canada                                                                      87               76              11
------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                             889            1,021            (132)
------------------------------------------------------------------ ---------------- ---------------- ----------------

Average Prices
------------------------------------------------------------------ --------------- ----------------- ----------------
                                                                                                           Increase
Three Months Ended December 31                                              2005              2004        (Decrease)
------------------------------------------------------------------ --------------- ----------------- ----------------
Average Gas Price/Mcf
  Gulf Coast                                                              $10.74             $6.50            $4.24
  West Coast                                                              $11.08             $6.55            $4.53
  Appalachia                                                              $13.62             $7.73            $5.89
  Canada                                                                  $10.76             $5.45            $5.31
  Weighted Average                                                        $11.42             $6.47            $4.95
  Weighted Average After Hedging                                           $8.44             $5.99            $2.45
------------------------------------------------------------------ --------------- ----------------- ----------------

Average Oil Price/Bbl
  Gulf Coast                                                              $57.90            $47.08           $10.82
  West Coast                                                              $51.34            $37.14           $14.20
  Appalachia                                                              $61.53            $44.33           $17.20
  Canada                                                                  $43.18            $38.43            $4.75
  Weighted Average                                                        $51.45            $40.08           $11.37
  Weighted Average After Hedging                                          $33.07            $26.35            $6.72
------------------------------------------------------------------ --------------- ----------------- ----------------

2005 Compared with 2004

        Operating revenues for the Exploration and Production segment increased $10.2 million for the quarter ended December 31, 2005 as compared with the quarter ended December 31, 2004. Gas production revenue after hedging increased $6.6 million. An increase in the weighted average price of gas after hedging ($2.45 per Mcf) more than offset an overall decrease in gas production. Oil production revenue after hedging increased $2.5 million. An increase in the weighted average price of oil after hedging ($6.72 per bbl) more than offset an overall decrease in oil production of 132,000 barrels. Most of the decrease in gas and oil production occurred in the Gulf Coast (a 1,558 MMcf decline in gas production and a 182,000 bbl decline in oil production), which is consistent with this region’s expected delays in production volumes due largely to the impact of last fall’s hurricane damage to pipeline infrastructure in the Gulf of Mexico. Currently, Seneca has approximately 87% of its pre hurricane Gulf of Mexico production back on line. The remaining 13% continues to wait on pipeline and facilities repair. These repairs may be completed within the next six months.*

        The Exploration and Production segment’s earnings for the quarter ended December 31, 2005 were $17.4 million compared with earnings of $13.9 million for the quarter ended December 31, 2004. The increase is attributable to the positive impact of higher natural gas and crude oil revenues, as discussed above ($5.9 million positive contribution to earnings). Partially offsetting this increase, the Exploration and Production segment experienced higher lease operating costs ($2.0 million), primarily in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

the West Coast region due to higher steaming costs associated with heavy crude oil production in the California Midway-Sunset field.

Energy Marketing

Energy Marketing Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2005             2004        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas (after Hedging)                                                     $145,523          $63,489          $82,034
Other                                                                                 37                5               32
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                $145,560          $63,494         $ 82,066
---------------------------------------------------------------------- ------------------- ---------------- -----------------

nergy Marketing Volumes
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31                                                      2005             2004        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Natural Gas - (MMcf)                                                               9,975            8,007            1,968
---------------------------------------------------------------------- ------------------- ---------------- -----------------

2005 Compared with 2004

        Operating revenues for the Energy Marketing segment increased $82.1 million for the quarter ended December 31, 2005 as compared with the quarter ended December 31, 2004. This increase primarily reflects higher gas sales revenue due to an increase in the price of natural gas and, to a lesser extent, an increase in throughput.

        The Energy Marketing segment’s earnings increased $0.2 million from $0.8 million for the quarter ended December 31, 2004 to $1.0 million for the quarter ended December 31, 2005. The major factors contributing to the increase were higher gross margin ($0.5 million) resulting from higher throughput offset by an increase in operating expenses ($0.3 million).

Timber

Timber Operating Revenues
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2005             2004        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                         $6,256           $4,876            $1,380
Green Lumber Sales                                                                 1,462            1,446                16
Kiln Dry Lumber Sales                                                              8,500            6,274             2,226
Other                                                                                713              399               314
---------------------------------------------------------------------- ------------------- ---------------- -----------------
Operating Revenues                                                               $16,931          $12,995            $3,936
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Timber Board Feet
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                                                  Increase
Three Months Ended December 31 (Thousands)                                          2005             2004        (Decrease)
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Log Sales                                                                          2,491            1,745              746
Green Lumber Sales                                                                 1,974            2,164             (190)
Kiln Dry Lumber Sales                                                              4,486            3,366            1,120
---------------------------------------------------------------------- ------------------- ---------------- -----------------
                                                                                   8,951            7,275            1,676
---------------------------------------------------------------------- ------------------- ---------------- -----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

2005 Compared with 2004

        Operating revenues for the Timber segment increased $3.9 million for the quarter ended December 31, 2005 as compared with the quarter ended December 31, 2004. Higher revenues from kiln dry lumber sales ($2.2 million and 1.1 million board feet) are partially responsible for the increase due to an increase in processing capacity for kiln dry lumber. The increase in capacity resulted from the addition of two new kilns in February 2005. Higher log sales of $1.4 million also contributed to the increase in revenues. Favorable weather conditions allowed for the harvesting of greater volumes of timber and the accompanying cherry veneer logs, which have the highest price in the harvested timber mix.

        The Timber segment’s earnings for the quarter ended December 31, 2005 were $1.5 million, an increase of $0.7 million when compared with earnings of $0.8 million for the quarter ended December 31, 2004. The increase was principally due to higher margins from lumber and log sales ($1.2 million). This was partially offset by higher depletion expense ($0.3 million).

Corporate and All Other

2005 Compared with 2004

        Corporate and All Other recorded a loss of $0.1 million for the quarter ended December 31, 2005 compared with a loss of $0.9 million for the quarter ended December 31, 2004. This improvement was principally due to an increase in interest income resulting from the investment of proceeds received from the sale of U.E. in July 2005.

CAPITAL RESOURCES AND LIQUIDITY

        The Company’s primary source of cash during the three-month period ended December 31, 2005 consisted of short-term borrowings and cash provided by operating activities. This source of cash was supplemented by issuances of common stock under the Company’s stock plans. During the three months ended December 31, 2005, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases.

Operating Cash Flow

        Internally generated cash from operating activities consists of net income available for common stock, adjusted for noncash expenses, noncash income and changes in operating assets and liabilities. Noncash items include depreciation, depletion and amortization, deferred income taxes, income or loss from unconsolidated subsidiaries net of cash distributions, and minority interest in foreign subsidiaries.

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

Sheets under the caption "Other Accruals and Current Liabilities." Such reserve is reduced as the inventory is replenished.

        Cash provided by operating activities in the Exploration and Production segment may vary from period to period as a result of changes in the commodity prices of natural gas and crude oil. The Company uses various derivative financial instruments, including price swap agreements and no cost collars in an attempt to manage this energy commodity price risk.

        Net cash provided by operating activities totaled $20.6 million for the three months ended December 31, 2005, a decrease of $38.5 million compared with the $59.1 million provided by operating activities for the three months ended December 31, 2004. This decrease can be attributed to the timing of gas cost recovery in the Utility segment. It also can be attributed to the timing of federal tax payments and reflects the fact that the Company no longer has positive cash flow from its former Czech Republic operations, which were sold in July 2005. These decreases were partially offset by higher oil and gas revenues in the Exploration and Production segment and a decrease in hedging collateral deposits for the quarter ended December 31, 2005 in the Exploration and Production and Energy Marketing segments. Hedging collateral deposits serve as collateral for open positions on exchange-traded futures contracts, exchange-traded options and over-the-counter swaps and collars.

Investing Cash Flow

Expenditures for Long-Lived Assets

        The Company’s expenditures for long-lived assets totaled $70.4 million during the three months ended December 31, 2005. The table below presents these expenditures:

   ------------------------------------------------------------- ----------------------- -----------------------
   Three Months Ended December 31, 2005
   (in millions of dollars)
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                         Total
                                                                    Expenditures for
                                                                    Long-Lived Assets
   -------------------------------------- ---------------------- ----------------------- -----------------------

      Utility                                                             $12.4
      Pipeline and Storage                                                  6.2
      Exploration and Production                                           50.9
      Timber                                                                0.5
      Corporate and All Other                                               0.4
   -------------------------------------- ---------------------- ----------------------- -----------------------
                                                                          $70.4
   -------------------------------------- ---------------------- ----------------------- -----------------------

Utility

        The majority of the Utility capital expenditures for the three months ended December 31, 2005 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

        The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2005 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems.

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

York and elsewhere in the Northeast by extending the Empire Pipeline.* Assuming the proposed Millennium Pipeline is constructed, the Empire Connector will provide an upstream supply link for Phase I of the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including KeySpan Gas East Corporation, which has entered into precedent agreements to subscribe for at least 150 MDth per day of natural gas transportation service through the Empire State Pipeline and the Millennium Pipeline systems.* The Empire Connector will be designed to move up to approximately 250 MDth of natural gas per day.* Empire anticipates that FERC will provide a determination on this application by November 2006.* The targeted in-service date is November 2007.* The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* As of December 31, 2005, the Company had incurred approximately $4.7 million in costs (all of which have been reserved) related to this project. Of this amount, $0.7 million and $1.7 million were incurred during the quarters ended December 31, 2005 and December 31, 2004, respectively.

        The Company also plans to extend Supply Corporation’s pipeline system from the Tuscarora storage field to the intersection of the proposed Millennium and Empire Connector pipelines (the Tuscarora Extension).* The Tuscarora Extension will be designed initially to move up to approximately 130 MDth of natural gas per day.* The targeted in-service date is late in calendar 2007 or early in calendar 2008.* The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* The Tuscarora Extension is contingent on market developments, and the Company has not yet filed an application with the FERC for the authority to build and operate it. There have been no costs incurred by the Company related to this project as of December 31, 2005.

Exploration and Production

        The Exploration and Production segment capital expenditures for the three months ended December 31, 2005 included approximately $12.1 million for Canada, $24.0 million for the Gulf Coast region ($24.0 million for the off-shore program in the Gulf of Mexico), $9.4 million for the West Coast region and $5.4 million for the Appalachian region. The significant amount spent in the Gulf Coast region is related to high commodity prices, which has improved the economics of investment in the area. These amounts included approximately $8.0 million spent to develop proved undeveloped reserves.

Timber

        The majority of the Timber segment capital expenditures for the three months ended December 31, 2005 were made for purchases of equipment for Highland’s sawmill and kiln operations.

Corporate and All Other

        The majority of the Corporate and All Other capital expenditures for the three months ended December 31, 2005 were for the construction of a distributed generation facility at the Company’s corporate headquarters.

        The Company continuously evaluates capital expenditures and investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or natural gas storage facilities and the expansion of natural gas transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

        Consolidated short-term debt increased $74.8 million during the three months ended December 31, 2005. The Company continues to consider short-term debt (consisting of short-term notes payable to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2005, the Company had outstanding short-term notes payable to banks of $74.8 million. There was no outstanding commercial paper at December 31, 2005. The Company had SEC authorization under PUHCA 1935 to borrow and have outstanding as much as $750.0 million of short-term debt at any time through February 8, 2006. PUHCA 1935 was repealed effective February 8, 2006, and as of that date the Company no longer needs authorization from the SEC under that act to issue short-term debt. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $420.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a syndicated committed credit facility which totals $300.0 million and extends through September 30, 2010. The Company plans to increase the size of its commercial paper program from $200.0 million to $300.0 million.*

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter from September 30, 2005 through September 30, 2010. At December 31, 2005, the Company’s debt to capitalization ratio (as calculated under the facility) was .48. The constraints specified in the committed credit facility would permit an additional $1.25 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

        Under the Company’s existing indenture covenants, at December 31, 2005, the Company would have been permitted to issue up to a maximum of $837.0 million in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s 1974 indenture, pursuant to which $399.0 million (or 35%) of the Company’s long-term debt (as of December 31, 2005) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

        The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2005, the Company had no debt outstanding under the committed credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        The Company also had authorization from the SEC, under PUHCA 1935 to issue long-term debt securities and equity securities in an aggregate amount of up to $1.5 billion during the period from November 2002 through February 8, 2006. As a result of the repeal of PUHCA 1935 (effective February 8, 2006), the Company no longer needs authorization under that act to issue long-term debt securities and equity securities. The Company has an effective registration statement on file with the SEC under which it has available capacity to issue an additional $550.0 million of debt and equity securities under the Securities Act of 1933. The Company may sell all or a portion of the remaining registered securities if warranted by market conditions and the Company’s capital requirements. Any offer and sale of the above mentioned $550.0 million of debt and equity securities will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

        The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.

        On December 8, 2005, the Company’s board of directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. It is expected that this share repurchase program will be funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit.* Currently, no shares have been repurchased under this program, but it is expected that open market repurchases will begin in February 2006 and continue from time to time depending on market conditions*.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $49.8 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $8.4 million. The Company has guaranteed 50% or $4.2 million of these capital lease commitments.

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

        For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2005 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Rate and Regulatory Matters

Energy Policy Act

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        On August 8, 2005, President Bush signed into law the Energy Policy Act, which, among other things, repealed PUHCA 1935 effective February 8, 2006. With repeal of PUHCA 1935, the Company is no longer subject to that act’s broad regulatory provisions, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, intra-company transactions and limitations on diversification. The Energy Policy Act includes PUHCA 2005, which, among other things, grants the FERC and state public utility regulatory commissions access to certain books and records of companies in holding company systems, provides (upon request of a state commission or holding company system) for FERC review of allocations of costs of non-power goods and administrative services in electric utility holding company systems, and modifies the jurisdiction of FERC over certain mergers and acquisitions involving public utilities or holding companies. On December 8, 2005, pursuant to PUHCA 2005, the FERC issued Order 667. As required by Order 667, the Company will file a “Notification of Holding Company Status” with the FERC by March 10, 2006. Certain subsidiaries of the Company may be eligible for exemption from the requirements of PUHCA 2005 and Order 667. The Company is in the process of evaluating that matter and may file appropriate exemption notifications with the FERC. The Company is unable to predict at this time what the ultimate outcome of these or future legislative or regulatory changes will be. The Company is still in the process of analyzing the effect of the Energy Policy Act on the Company, including the effects of any related proceeding at the state level and new regulations at the federal level.

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

        On November 25, 2003, the FERC issued Order 2004. Order 2004 was clarified in Order 2004-A on April 16, 2004 and Order 2004-B on August 2, 2004. Order 2004, which went into effect September 22, 2004, regulates the conduct of transmission providers (such as Supply Corporation) with their “energy affiliates.” The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Supply Corporation’s principal energy affiliates are Seneca, NFR and, possibly, Distribution Corporation.* Order 2004 provides that companies may request waivers, which the Company has done with respect to Distribution Corporation and is awaiting rulings. Order 2004 also provides an exemption for local distribution companies that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales. Distribution Corporation stopped making such off-system sales effective September 22, 2004, although it continues to make certain sales permitted by a prior FERC order; FERC has required Supply Corporation to provide arguments justifying the continued effectiveness of that order. Supply Corporation and Distribution Corporation would like to continue operating as they do, whether by waiver, amendment or further clarification of the new rules, or by complying with the requirements applicable if Distribution Corporation were an energy affiliate. Treating Distribution Corporation as an energy affiliate, without any waivers, would require changes in the way Supply Corporation and Distribution Corporation operate which would decrease efficiency, but probably would not increase capital or operating expenses to an extent that would be material to the financial condition of the Company.* Until there is further clarification from the FERC on the scope of these exemptions and rulings on the Company’s waiver requests, the Company is unable to predict the impact Order 2004 will have on the Company. As previously mentioned, Distribution Corporation stopped making off-system sales, effective September 22, 2004. The Company does not expect that change to have a material effect on the Company’s results of operations, as margins resulting from off-system sales are minimal as a result of profit sharing with retail customers.*

        Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future. Among the issues that will be resolved in connection with Empire’s FERC application to build the Empire Connector are the rates and terms of service that would become applicable to all of Empire’s business, effective upon Empire accepting the FERC certificate and placing its new facilities into service (currently targeted for November 2007), when Empire would become an interstate pipeline subject to FERC regulation.*

Environmental Matters

        The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal site will be $3.7 million.* This liability has been recorded on the Consolidated Balance Sheet at December 31, 2005. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.* Other than as discussed in Note G of the 2005 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the 2005 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

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

Safe Harbor for Forward-Looking Statements

        The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those which are designated with an asterisk (“*”) and those which are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations, and changes in laws and regulations relating to repeal of the Holding Company Act;

2.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents;

3.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather, such as hurricanes;

4.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

5.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

6.	Changes in the availability and/or price of derivative financial instruments;

7.	Changes in the price differentials between various types of oil;

8.	Failure of the price differential between heavy sour crude oil and light sweet crude oil to return to its historical norm;

9.	Inability to obtain new customers or retain existing ones;

10.	Significant changes in competitive factors affecting the Company;

11.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

12.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

13.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans, including changes in the plans of the sponsors of the proposed Millennium Pipeline with respect to that project;

14.	The nature and projected profitability of pending and potential projects and other investments;

15.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

16.	Uncertainty of oil and gas reserve estimates;

17.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

18.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

19.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

20.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

21.	Significant changes in tax rates or policies or in rates of inflation or interest;

22.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

23.	Changes in accounting principles or the application of such principles to the Company;

24.	The cost and effects of legal and administrative claims against the Company;

25.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

26.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

27.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

        The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

        The management of the Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        A motion was made by plaintiffs on July 15, 2002 to certify a class comprising all persons presently and formerly entitled to receive royalties on the sale of natural gas produced and sold from wells operated in New York by Seneca (and its predecessor Empire Exploration, Inc). On December 23,

Item 1. Legal Proceedings (Cont.)

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

        On October 13, 2005, the Company and the attorneys for the class entered into a Stipulation of Settlement, under which (i) the class would be expanded for purposes of settlement to include similarly situated persons entitled to royalties on natural gas production in Pennsylvania, (ii) the Company would pay $2.25 million to the plaintiffs to settle all damages, interest, legal fees and costs, and (iii) the Company would comply with various procedures set out in the Stipulation regarding the marketing of natural gas produced and the calculation of royalties. A fairness hearing was held on December 19, 2005, at which no interested parties objected to the settlement. On January 27, 2006, the judge issued an order approving the settlement as fair, reasonable and adequate. The Company’s balance sheets at December 31, 2005 and September 30, 2005 include a liability for the $2.25 million settlement. Subsequent periodic filings will not include any further discussion of this matter.

        In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. The plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation has denied plaintiff’s material allegations, set up seven affirmative defenses in separate verified answers and filed a cross-claim against the co-defendant. Distribution Corporation believes, and will vigorously assert, that plaintiff’s allegations lack merit. The Court changed venue of the action to New York State Supreme Court, Erie County. Discovery has closed. Distribution Corporation filed a motion for summary judgment and is awaiting the Court’s decision on that motion. A trial date has been scheduled for February 27, 2006.

        On December 22, 2003, the Pennsylvania Department of Environmental Protection (DEP) issued an order to Seneca to halt its timber harvesting operations on 21,000 acres in Cameron, Elk and McKean counties in Pennsylvania. The order asserts certain violations of DEP regulations concerning erosion, sedimentation and stream crossings. The order requires Seneca to apply for certain permits, control erosion, submit plans for removal of water encroachments not included in permit applications, notify the DEP of additional current or planned timber harvesting operations, and grant the DEP access to timber acreage. On January 9, 2004, Seneca filed with the Pennsylvania Environmental Hearing Board (Hearing Board) a notice of appeal, objecting to each finding and order contained in the order, and asserting that the DEP’s findings are factually incorrect, an arbitrary exercise of the DEP’s functions and duties, and contrary to law. Also on January 9, 2004, Seneca filed with the Hearing Board a petition requesting a stay of operation of portions of the order. On January 16, 2004, the parties settled Seneca’s request for a stay. Seneca has resumed its timber harvesting operations pursuant to the terms of the settlement. The settlement preserves various issues raised by the DEP’s order for a hearing on the merits of Seneca’s notice of appeal. Seneca is engaged in settlement negotiations regarding this matter.* The most substantial question in the appeal involves whether Seneca is required to apply for a permit under Section 102.5(b) of Title 25 of the Pennsylvania Code, governing earth disturbance activities of greater than 25 acres. The DEP takes the position that Seneca must aggregate the acreage of all of its logging sites across its entire 21,000 acre tract for purposes of determining whether its earth disturbing activities meet the 25 acres threshold. Seneca maintains that no permit is required, because the law does not require aggregation and each of its individual logging sites disturbs less than 25 acres.

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

        For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 4 and Part I, Item 2 — MD&A of this report under the heading “Environmental Matters.”

        The Company is involved in litigation arising in the normal course of business. Also in the normal course of business, the Company is involved in tax, regulatory and other governmental audits, inspections, investigations and other proceedings that involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While the resolution of such litigation or regulatory matters could have a material effect on earnings and cash flows in the period of resolution, none of this litigation, and none of these regulatory matters, are expected to change materially the Company’s present liquidity position, nor have a material adverse effect on the financial condition of the Company.*

Item 1A. Risk Factors

        For a complete discussion of risk factors, refer to “Risk Factors” in Item 1A of the 2005 Form 10-K. There have been no subsequent material changes to that disclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On October 16, 2005 the Company issued a total of 2,100 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended December 31, 2005, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

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
                                                                           Total Number of       Maximum Number of
                                                                         Shares Purchased as    Shares that May Yet
                                                                          Part of Publicly      Be Purchased Under
                             Total Number of                               Announced Share       Share Repurchase
                                 Shares              Average Price       Repurchase Plans or   Plans or Programs (b)
      Period                  Purchased(a)          Paid per Share            Programs
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Oct.  1-31, 2005                  11,675                $32.68                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Nov.  1-30, 2005                  11,268                $29.83                    -                      -
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Dec.  1-31, 2005                  47,953                $32.05                    -                  8,000,000
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
Total                             70,896                $31.80                    -                  8,000,000
------------------------- ---------------------- ---------------------- ---------------------- ----------------------
(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices and/or applicable withholding taxes.

(b)	On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.

Item 6. Exhibits

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                  10                Material Contracts:

Item 6. Exhibits (Concl.)

                  10.1              National Fuel Gas Company Tophat Plan, dated December 7, 2005.

                  10.2              Description of performance goals for Chief Executive Officer under the
                                    Company's Annual At Risk Compensation Incentive Program.

                  12                Statements regarding Computation of Ratios:

                                    Ratio of Earnings to Fixed  Charges for the Twelve  Months  Ended  December 31, 2005 and the Fiscal
                                    Years Ended September 30, 2001 through 2005.

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
                                    Twelve Months Ended December 31, 2005 and 2004.

Signatures

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
                                                          Treasurer and Principal Financial Officer

                                                          /s/K. M. Camiolo
                                                          K. M. Camiolo
                                                          Controller and Principal Accounting Officer

Date: February 9, 2006

EXHIBIT INDEX
(Form 10-Q)

Exhibit 10.1               National Fuel Gas Company Tophat Plan, dated December 7, 2005.

Exhibit 10.2               Description of performance goals for Chief Executive Officer under the Company's
                           Annual At Risk Compensation Incentive Program.

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended December 31, 2005 and the Fiscal Years Ended
                           September 30, 2001 through 2005.

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
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2               Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99                 National Fuel Gas Company Consolidated Statements of
                           Income for the Twelve Months Ended December 31, 2005
                           and 2004.