Form 10-Q
period 2006-03-31
NATIONAL FUEL GAS CO
filed 2006-05-05
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     Common stock, $1 par value, outstanding at April 30, 2006: 83,976,340 shares.

GLOSSARY OF TERMS

Frequently used abbreviations or acronyms:

National Fuel Gas Companies
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
Derivative                          A financial instrument or other contract, the terms of which include an underlying variable (a price, interest rate, index rate, exchange rate, or other variable) and a notional amount (number of units, barrels, cubic feet, etc.).  The terms also permit for the instrument or contract to be settled net, and no initial net investment is required to enter into the financial instrument or contract.  Examples include futures contracts, options, no cost collars and swaps.

GLOSSARY OF TERMS (Cont.)

Dth                                 Dekatherm; one Dth of natural gas has a heating value of 1,000,000
                                      British thermal units, approximately equal to the heating value of 1 Mcf of natural gas.
Energy Policy Act                   Energy Policy Act of 2005
Exchange Act                        Securities Exchange Act of 1934
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
                                      Results of Operations
MDth                                Thousand dekatherms (of natural gas)
MMcf                                Million cubic feet (of natural gas)
Order 667-A                         An order issued by FERC to clarify Order 667 entitled "Repeal of the
                                      Public Utility Holding Company Act of 1935 and Enactment of the
                                      Public Utility Holding Company Act of 2005"
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
PUHCA 1935                          Public Utility Holding Company Act of 1935
PUHCA 2005                          Public Utility Holding Company Act of 2005
Reserves                            The unproduced but recoverable oil and/or gas in place in a formation which has been proven by production.
Restructuring                       Generally referring to partial "deregulation" of the utility industry by statutory or regulatory process.  Restructuring of federally regulated natural gas pipelines resulted in the separation (or "unbundling") of gas commodity service from transportation service for wholesale and large-volume retail markets.  State restructuring programs attempt to extend the same process to retail mass markets.
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
Unbundled service                   A service that has been separated from other services, with rates charged that reflect only the cost of the separated service.
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

INDEX

           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Income and Earnings Reinvested in the Business - Three and Six Months Ended March 31, 2006 and 2005 - Pages 6-7

Consolidated Balance Sheets - March 31, 2006 and September 30, 2005 - Pages 8-9

Consolidated Statement of Cash Flows - Six Months Ended March 31, 2006 and 2005 - Page 10

Consolidated Statements of Comprehensive Income - Three and Six Months Ended March 31, 2006 and 2005 - Pages 11-12

Notes to Consolidated Financial Statements - Pages 13-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 25-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Page 41

Item 4. Controls and Procedures - Pages 41-42

           Part II. Other Information

Item 1. Legal Proceedings - Pages 42-43

Item 1 A. Risk Factors - Pages 43-44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds- Page 44

Item 3. Defaults Upon Senior Securities - The Company has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders - Page 45

Item 5. Other Information - The Company has nothing to report under this item.

Item 6. Exhibits - Pages 45-46

Signatures - Page 47

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

Item 1. Financial Statements

Consolidated Statements of Income and Earnings

                                                       National Fuel Gas Company
                                            Consolidated Statements of Income and Earnings
                                                      Reinvested in the Business
                                                              (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                                 2006              2005
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                     $890,981          $735,842
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                         566,540           440,254
  Operation and Maintenance                                                             121,076           110,392
  Property, Franchise and Other Taxes                                                    20,120            19,897
  Depreciation, Depletion and Amortization                                               44,278            44,632
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        752,014           615,175
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        138,967           120,667
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                   720               455
  Interest Income                                                                           965             1,018
  Other Income                                                                              248             4,827
  Interest Expense on Long-Term Debt                                                    (18,149)          (18,319)
  Other Interest Expense                                                                 (1,465)           (1,936)
-------------------------------------------------------------------------------- ----------------- -----------------
Income from Continuing Operations Before
  Income Taxes                                                                          121,286           106,712
  Income Tax Expense                                                                     42,692            42,731
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Continuing Operations                                                        78,594            63,981
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Discontinued Operations, Net of Tax                                               -             6,702
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                    78,594            70,683
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at December 31                                                                  845,951           746,090
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        924,545           816,773
Share Repurchases                                                                        22,619                 -
Dividends on Common Stock
 (2006 - $0.29; 2005 - $0.28)                                                            24,327            23,364
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $877,599          $793,409
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
     Income from Continuing Operations                                                    $0.93             $0.77
     Income from Discontinued Operations                                                      -              0.08
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.93             $0.85
================================================================================ ================= =================
  Diluted:
     Income from Continuing Operations                                                    $0.91             $0.75
     Income from Discontinued Operations                                                      -              0.08
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $0.91             $0.83
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          84,346,733        83,313,191
================================================================================ ================= =================
  Used in Diluted Calculation                                                        86,253,597        84,770,068
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

Item 1. Financial Statements (Cont.)

Consolidated Statements of Income and Earnings

                                                       National Fuel Gas Company
                                            Consolidated Statements of Income and Earnings
                                                      Reinvested in the Business
                                                              (Unaudited)

                                                                                         Six Months Ended
                                                                                              March 31,
(Thousands of Dollars, Except Per Common Share Amounts)                               2006              2005
                                                                                 ----------------- -----------------
INCOME
Operating Revenues                                                                   $1,601,737        $1,236,126
-------------------------------------------------------------------------------- ----------------- -----------------

Operating Expenses
  Purchased Gas                                                                       1,003,317           696,410
  Operation and Maintenance                                                             224,704           203,015
  Property, Franchise and Other Taxes                                                    37,302            36,953
  Depreciation, Depletion and Amortization                                               87,324            87,340
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                      1,352,647         1,023,718
-------------------------------------------------------------------------------- ----------------- -----------------
Operating Income                                                                        249,090           212,408
Other Income (Expense):
  Income from Unconsolidated Subsidiaries                                                 1,985             1,239
  Interest Income                                                                         2,098             1,290
  Other Income                                                                              989             5,378
  Interest Expense on Long-Term Debt                                                    (36,367)          (36,694)
  Other Interest Expense                                                                 (3,240)           (4,354)
-------------------------------------------------------------------------------- ----------------- -----------------
Income from Continuing Operations Before
  Income Taxes                                                                          214,555           179,267
  Income Tax Expense                                                                     78,542            70,457
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Continuing Operations                                                       136,013           108,810
-------------------------------------------------------------------------------- ----------------- -----------------

Income from Discontinued Operations, Net of Tax                                               -            12,310
-------------------------------------------------------------------------------- ----------------- -----------------

Net Income Available for Common Stock                                                   136,013           121,120
-------------------------------------------------------------------------------- ----------------- -----------------

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1                                                                    813,020           718,926
-------------------------------------------------------------------------------- ----------------- -----------------
                                                                                        949,033           840,046
Share Repurchases                                                                        22,619                 -
Dividends on Common Stock
 (2006 - $0.58; 2005 - $0.56)                                                            48,815            46,637
-------------------------------------------------------------------------------- ----------------- -----------------
Balance at March 31                                                                    $877,599          $793,409
================================================================================ ================= =================

Earnings Per Common Share:
  Basic:
     Income from Continuing Operations                                                    $1.61             $1.31
     Income from Discontinued Operations                                                      -              0.15
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $1.61             $1.46
================================================================================ ================= =================
  Diluted:
     Income from Continuing Operations                                                    $1.58             $1.28
     Income from Discontinued Operations                                                      -              0.15
-------------------------------------------------------------------------------- ----------------- -----------------
     Net Income Available for Common Stock                                                $1.58             $1.43
================================================================================ ================= =================
Weighted Average Common Shares Outstanding:
  Used in Basic Calculation                                                          84,385,140        83,231,435
================================================================================ ================= =================
  Used in Diluted Calculation                                                        86,256,515        84,711,134
================================================================================ ================= =================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

                                                       National Fuel Gas Company
                                                      Consolidated Balance Sheets
                                                              (Unaudited)

                                                                                  March 31,         September 30,
                                                                                    2006                 2005
                                                                             -------------------- -------------------

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment                                                       $4,535,882          $4,423,255
   Less - Accumulated Depreciation, Depletion
     and Amortization                                                                1,639,493           1,583,955
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                     2,896,389           2,839,300
---------------------------------------------------------------------------- -------------------- -------------------
Current Assets
   Cash and Temporary Cash Investments                                                  98,099              57,607
   Hedging Collateral Deposits                                                          16,890              77,784
   Receivables - Net of Allowance for Uncollectible Accounts of
     $43,409 and $26,940, Respectively                                                 358,026             155,064
   Unbilled Utility Revenue                                                             67,074              20,465
   Gas Stored Underground                                                               31,883              64,529
   Materials and Supplies - at average cost                                             32,425              33,267
   Unrecovered Purchased Gas Costs                                                           -              14,817
   Prepayments and Other Current Assets                                                 41,096              65,469
   Deferred Income Taxes                                                                49,546              83,774
   Fair Value of Derivative Financial Instruments                                        5,895                   -
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       700,934             572,776
---------------------------------------------------------------------------- -------------------- -------------------

Other Assets
   Recoverable Future Taxes                                                             84,834              85,000
   Unamortized Debt Expense                                                             16,516              17,567
   Other Regulatory Assets                                                              56,713              47,028
   Deferred Charges                                                                      8,086               4,474
   Other Investments                                                                    85,349              80,394
   Investments in Unconsolidated Subsidiaries                                           11,491              12,658
   Goodwill                                                                              5,476               5,476
   Intangible Assets                                                                    40,971              42,302
   Other                                                                                 6,808              15,677
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       316,244             310,576
---------------------------------------------------------------------------- -------------------- -------------------

Total Assets                                                                        $3,913,567          $3,722,652
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Balance Sheets

                                                       National Fuel Gas Company
                                                      Consolidated Balance Sheets
                                                              (Unaudited)

                                                                                  March 31,         September 30,
                                                                                    2006                 2005
                                                                             -------------------- -------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders' Equity
   Common Stock, $1 Par Value
    Authorized  - 200,000,000 Shares; Issued
    And Outstanding - 83,919,742 Shares and
    84,356,748 Shares, Respectively                                                    $83,920            $ 84,357
   Paid in Capital                                                                     540,388             529,834
   Earnings Reinvested in the Business                                                 877,599             813,020
---------------------------------------------------------------------------- -------------------- -------------------
   Total Common Shareholder Equity Before
     Items of Other Comprehensive Loss                                               1,501,907           1,427,211
   Accumulated Other Comprehensive Loss                                               (119,248)          (197,628)
---------------------------------------------------------------------------- -------------------- -------------------
Total Comprehensive Shareholders' Equity                                             1,382,659           1,229,583
Long-Term Debt, Net of Current Portion                                               1,114,371           1,119,012
---------------------------------------------------------------------------- -------------------- -------------------
Total Capitalization                                                                 2,497,030           2,348,595
---------------------------------------------------------------------------- -------------------- -------------------

Current and Accrued Liabilities
   Notes Payable to Banks and
    Commercial Paper                                                                         -                   -
   Current Portion of Long-Term Debt                                                     9,505               9,393
   Accounts Payable                                                                    145,438             155,485
   Amounts Payable to Customers                                                         12,650               1,158
   Dividends Payable                                                                    24,327              24,445
   Other Accruals and Current Liabilities                                              193,249              60,404
   Fair Value of Derivative Financial Instruments                                       87,962             209,072
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       473,131             459,957
---------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits
   Deferred Income Taxes                                                               503,147             489,720
   Taxes Refundable to Customers                                                        11,070              11,009
   Unamortized Investment Tax Credit                                                     6,445               6,796
   Cost of Removal Regulatory Liability                                                 93,092              90,396
   Other Regulatory Liabilities                                                         58,886              66,339
   Pension and Other Post-Retirement Benefit Liabilities                               155,582             143,687
   Asset Retirement Obligation                                                          42,216              41,411
   Other Deferred Credits                                                               72,968              64,742
---------------------------------------------------------------------------- -------------------- -------------------
                                                                                       943,406             914,100
---------------------------------------------------------------------------- -------------------- -------------------
Commitments and Contingencies                                                                -                   -
---------------------------------------------------------------------------- -------------------- -------------------

Total Capitalization and Liabilities                                                $3,913,567          $3,722,652
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Consolidated Statements of Cash Flows

                                                       National Fuel Gas Company
                                                 Consolidated Statements of Cash Flows
                                                              Unaudited)

                                                                                          Six Months Ended
                                                                                             March 31,
(Thousands of Dollars)                                                                2006                  2005
                                                                             ------------------- ---------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                             $136,013              $121,120
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Depreciation, Depletion and Amortization                                      87,324                96,285
         Deferred Income Taxes                                                         (1,435)               (3,982)
         Income from Unconsolidated Subsidiaries, Net of
           Cash Distributions                                                           1,166                   282
         Minority Interest in Foreign Subsidiaries                                          -                 3,342
         Excess Tax Benefits Associated with Stock-Based
           Compensation Awards                                                         (6,515)                    -
         Other                                                                         (5,297)               (7,124)
         Change in:
           Hedging Collateral Deposits                                                 60,894               (10,962)
           Receivables and Unbilled Utility Revenue                                  (249,466)             (228,969)
           Gas Stored Underground and Materials and
            Supplies                                                                   33,486                43,628
           Unrecovered Purchased Gas Costs                                             14,817                 7,532
           Prepayments and Other Current Assets                                        24,372                  (745)
           Accounts Payable                                                            (9,951)               47,541
           Amounts Payable to Customers                                                11,492                25,342
           Other Accruals and Current Liabilities                                     139,020               153,928
           Other Assets                                                               (11,837)              (13,191)
           Other Liabilities                                                           19,107                11,989
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Provided by Operating Activities                                             243,190               246,016
---------------------------------------------------------------------------- ------------------- ---------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                              (134,961)             (114,624)
   Net Proceeds from Sale of Oil and Gas Producing Properties                               4                    85
   Other                                                                               (1,396)                2,450
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Investing Activities                                                (136,353)             (112,089)
---------------------------------------------------------------------------- ------------------- ---------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                                    -               (43,600)
   Excess Tax Benefits Associated with Stock-Based
       Compensation Awards                                                              6,515                     -
   Shares Repurchased under Repurchase Plan                                           (26,577)                    -
   Reduction of Long-Term Debt                                                         (4,529)               (7,314)
   Dividends Paid on Common Stock                                                     (48,933)              (46,483)
   Net Proceeds from Issuance of Common Stock                                           7,164                 6,301
---------------------------------------------------------------------------- ------------------- ---------------------
Net Cash Used in Financing Activities                                                 (66,360)              (91,096)
---------------------------------------------------------------------------- ------------------- ---------------------

Effect of Exchange Rates on Cash                                                           15                 3,135
---------------------------------------------------------------------------- ------------------- ---------------------

Net Increase in Cash and Temporary Cash Investments                                    40,492                45,966

Cash and Temporary Cash Investments at October 1                                       57,607                57,541

---------------------------------------------------------------------------- ------------------- ---------------------

Cash and Temporary Cash Investments at March 31                                       $98,099              $103,507
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

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

                                                       National Fuel Gas Company
                                            Consolidated Statements of Comprehensive Income
                                                              (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
(Thousands of Dollars)                                                               2006                   2005
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                                 $78,594              $70,683
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                               (991)              (8,084)
   Unrealized Gain on Securities Available for Sale Arising
     During the Period                                                                  1,121                  222
   Unrealized Gain (Loss) on Derivative Financial Instruments
     Arising During the Period                                                         21,618             (100,334)
   Reclassification Adjustment for Realized Gains on
    Securities Available for Sale in Net Income                                             -                 (652)
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                    25,794               17,645
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                          47,542              (91,203)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Cumulative Translation
   Adjustment                                                                               -                  363
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                             392                  159
Income Tax Benefit Related to Unrealized Gain (Loss) on
   Derivative Financial Instruments Arising During the Period                           8,334              (38,380)
Reclassification Adjustment for Income Tax Expense on
   Realized Gains from Securities Available for Sale in Net Income                          -                 (228)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                       10,000                6,671
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                     18,726              (31,415)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                      28,816              (59,788)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                 $107,410              $10,895
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

Item 1. Financial Statements (Cont.)

Consolidated Statements of Comprehensive Income

                                                       National Fuel Gas Company
                                            Consolidated Statements of Comprehensive Income
                                                              (Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
(Thousands of Dollars)                                                               2006                   2005
                                                                             ------------------- ---------------------

Net Income Available for Common Stock                                               $136,013              $121,120
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax:
   Foreign Currency Translation Adjustment                                              (736)               22,900
   Unrealized Gain on Securities Available for Sale Arising
      During the Period                                                                2,263                 1,351
   Unrealized Gain (Loss) on Derivative Financial Instruments
      Arising During the Period                                                       62,615               (80,232)
   Reclassification Adjustment for Realized Gains on
    Securities Available for Sale in Net Income                                            -                  (652)
   Reclassification Adjustment for Realized Losses on
     Derivative Financial Instruments in Net Income                                   63,725                 35,841
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss), Before Tax                                        127,867               (20,792)
---------------------------------------------------------------------------- ------------------- ---------------------
Income Tax Expense Related to Cumulative Translation
   Adjustment                                                                              -                   363
Income Tax Expense Related to Unrealized Gain
   on Securities Available for Sale Arising During the Period                            791                   554
Income Tax Benefit Related to Unrealized Gain (Loss)
   on Derivative Financial Instruments Arising During the Period                      24,110               (30,653)
Reclassification Adjustment for Income Tax Expense on
   Realized Gains from Securities Available for Sale in Net Income                         -                  (228)
Reclassification Adjustment for Income Tax Benefit on
   Realized Losses from Derivative Financial Instruments
   In Net Income                                                                      24,586                13,582
---------------------------------------------------------------------------- ------------------- ---------------------
Income Taxes - Net                                                                    49,487               (16,382)
---------------------------------------------------------------------------- ------------------- ---------------------
Other Comprehensive Income (Loss)                                                     78,380                (4,410)
---------------------------------------------------------------------------- ------------------- ---------------------
Comprehensive Income                                                                $214,393              $116,710
============================================================================ =================== =====================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

Notes to Consolidated Financial Statements

National Fuel Gas Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

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

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2005, 2004 and 2003 that are included in the Company’s 2005 Form 10-K. The consolidated financial statements for the year ended September 30, 2006 will be audited by the Company’s independent registered public accounting firm after the end of the fiscal year.

        The earnings for the six months ended March 31, 2006 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2006. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.

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

Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $121.8 million at March 31, 2006, is reduced to zero by September 30 as the inventory is replenished.

Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                          At March 31, 2006                  At September 30, 2005
                                                          -----------------                  ---------------------

Minimum Pension Liability Adjustment                            $(107,844)                         $(107,844)
Cumulative Foreign Currency
  Translation Adjustment                                           27,273                             28,009
Net Unrealized Loss on Derivative
  Financial Instruments                                           (45,695)                          (123,339)
Net Unrealized Gain on Securities
  Available for Sale                                                7,018                              5,546
                                                                ----------                         ----------

Accumulated Other Comprehensive Loss                            $(119,248)                         $(197,628)
                                                                ==========                         ===========

Earnings per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter and six months ended March 31, 2006, there were no stock options excluded as being antidilutive. For the quarter and six months ended March 31, 2005, 21,434 and 10,599 stock options, respectively, were excluded as being antidilutive.

Share Repurchases. The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. The repurchases are accounted for on the date the share repurchase is settled as an adjustment to common stock (at par value) with the excess repurchase price allocated between paid in capital and retained earnings. Refer to Note 3 - Capitalization for further discussion of the share repurchase program.

Stock-Based Compensation. The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, restricted stock, performance units or performance shares. Stock options under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option is exercisable less than one year or more than ten years after the date of each grant. Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. Certificates for shares of restricted stock awarded under the Company's stock option and stock award plans are held by the Company during the periods in which the restrictions on vesting are effective. Restrictions on restricted stock awards generally lapse ratably over a period of not more than ten years after the date of each grant.

         Prior to October 1, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under that method, no compensation expense was recognized for options granted under the Company's stock option and stock award plans. The Company did record, in accordance with APB 25, compensation expense for the market value of restricted stock on the date of the award over the periods during which the vesting restrictions existed.

         Effective October 1, 2005, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company has chosen to use the modified version of prospective application, as allowed by SFAS 123R. Using the modified prospective application, the Company is recording compensation cost for the portion of awards granted prior to October 1, 2005 for which the requisite service had not been rendered and is recognizing such compensation cost as the requisite service is rendered on or after October 1, 2005. Such compensation expense is based on the grant-date fair value of the awards as calculated for

Item 1. Financial Statements (Cont.)

the Company's disclosure using a Binomial option-pricing model under SFAS 123. Any new awards, modifications to awards, repurchases of awards, or cancellations of awards subsequent to September 30, 2005 will follow the provisions of SFAS 123R, with compensation expense being calculated using the Black-Scholes-Merton closed form model. The Company has chosen the Black-Scholes-Merton closed form model since it is easier to administer than the Binomial option-pricing model. Furthermore, since the Company does not have complex stock-based compensation awards, it does not believe that compensation expense would be materially different under either model. There were no stock-based compensation awards granted during the quarter or six months ended March 31, 2006. There were 643,000 stock options granted during the quarter ended March 31, 2005. Stock-based compensation expense for the quarters ended March 31, 2006 and March 31, 2005 totaled approximately $134,000 and $152,000, respectively. Stock-based compensation expense for the six months ended March 31, 2006 and March 31, 2005 was approximately $283,000 and $315,000, respectively. Stock-based compensation expense is included in operation and maintenance expenses in the consolidated statement of income. The total income tax benefit related to stock-based compensation expense during the quarters ended March 31, 2006 and March 31, 2005 was approximately $53,000 and $60,000, respectively. The total income tax benefit related to stock-based compensation expense during the six months ended March 31, 2006 and March 31, 2005 was approximately $112,000 and $125,000, respectively. There were no capitalized stock-based compensation costs during the quarters ended March 31, 2006 and March 31, 2005.

         The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of SFAS 123 relating to stock-based employee compensation for the three and six months ended March 31, 2005:

                                                               Three Months Ended         Six Months Ended
(Thousands of Dollars, Except Per                                  March 31,                  March 31,
   Common Share Amounts)                                              2005                      2005
                                                                ------------------         ---------------
Net Income, Available for
   Common Stock, as Reported                                         $70,683                   $121,120
Add:
Stock-Based Employee Compensation
   Expense Included in Reported Net Income,
   Net of Tax (1)                                                         98                        205
Deduct:
Total Stock-Based Employee Compensation
   Expense Determined Under Fair Value
   Based Method for all Awards, Net of
   Related Tax Effects                                                   (317)                     (680)
                                                                       -------                 ---------

Pro Forma Net Income Available
   For Common Stock                                                    $70,464                 $120,645
                                                                       =======                 =========

Earnings Per Common Share:
   Basic - As Reported                                                   $0.85                    $1.46
   Basic - Pro Forma                                                     $0.85                    $1.45
   Diluted - As Reported                                                 $0.83                    $1.43
   Diluted - Pro Forma                                                   $0.83                    $1.42
(1)	Stock-based compensation expense in 2005 represented compensation expense related to restricted stock awards. The pre-tax expense was $152,000 and $315,000, respectively, for the quarter and six months ended Match 31, 2005.

Item 1. Financial Statements (Cont.)

Stock Options

        Transactions during the quarter ended March 31, 2006 were as follows (in thousands, except option prices and years):

                                                                                                Weighted
                                                                           Weighted              Average
                                                                            Average             Remaining          Aggregate
                                                         Number             Exercise           Contractual         Intrinsic
                                                       of Options            Price             Life (Years)          Value
                                                       ----------           --------           ------------         ---------
  Options Outstanding at September 30, 2005               10,997            $ 23.78
  Granted                                                      -                  -
  Exercised                                                 (178)             21.24
  Forfeited                                                    -                  -
                                                          -------            ------

 Options Outstanding at December 31, 2005                 10,819              23.82
  Granted                                                       -                  -
  Exercised                                                  (330)             22.34
  Forfeited                                                    (3)             25.89
                                                          --------           -------
  Options Outstanding at March 31, 2006                     10,486           $ 23.87                 4.19           $ 92,807
                                                          =========           =======             =========          ========
  Options Exercisable at March 31, 2006                     10,339           $ 23.87                 4.15           $ 91,494
                                                          =========           ========            =========          ========

        The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and March 31, 2005 totaled approximately $3.3 million and $5.6 million, respectively. The amount of cash received by the Company from the exercise of such stock options was approximately $5.4 million during the quarter ended March 31, 2006 and approximately $4.5 million during the quarter ended March 31, 2005. The total intrinsic value of stock options exercised during the six months ended March 31, 2006 and March 31, 2005 totaled approximately $5.2 million and $8.5 million, respectively. For the six months ended March 31, 2006 and March 31, 2005, the amount of cash received by the Company from the exercise of stock options was approximately $8.1 million and $8.2 million, respectively. The Company realizes tax benfits from the exercise of stock options on a calendar year basis as opposed to a fiscal year basis. As such, for stock options exercised during the quarters ended December 31, 2005 and December 31, 2004, the Company realized a tax benefit of $0.9 million and $1.1 million, respectively. For stock options exercised during the quarter ended March 31, 2006, the Company will realize a tax benefit of approximately $1.4 million in the quarter ended December 31, 2006. For stock options exercised during the quarter ended March 31, 2005, the Company realized a tax benefit of approximately $2.0 million in the quarter ended December 31, 2005. No stock options were granted or became fully vested during the quarter ended March 31, 2006. The weighted average grant date fair value of options granted during the quarter ended March 31, 2005 is $4.62 per share. No stock options became fully vested during the quarter ended March 31, 2005. As of March 31, 2006, unrecognized compensation expense related to stock options totaled approximately $124,000, which will be recognized over a weighted average period of 1.3 years.

        For options granted prior to October 1, 2005, the fair value of options at date of grant was estimated using a Binomial option-pricing model with the following weighted average assumptions:

                                                                         March 31,
                                                                    ------------------
                                                                    2006          2005
                                                                    ----          ----
   Risk Free Interest Rate                                          4.04%        4.74%
   Expected Life (years)                                             6.6          5.9
   Expected Volatility                                              21.2%        21.0%
   Expected Dividend Yield (Quarterly)                              1.10%        1.04%

        The risk-free interest rate is based on the yield of a Treasury Note with a remaining term commensurate with the expected term of the option. The expected life and expected volatility are based on historical experience.

Item 1. Financial Statements (Cont.)

        The Company used a forfeiture rate of 13.6% for calculating stock-based compensation expense related to stock options and this rate is based on the Company’s historical experience of forfeitures on unvested stock option grants.

Restricted Share Awards

        Transactions during the quarter ended March 31, 2006 were as follows (in thousands, except fair values):

                                                                     Number of                  Weighted Average
                                                                     Restricted                  Fair Value per
                                                                    Share Awards                     Award
                                                                    ------------                ----------------
 Restricted Share Awards Outstanding at
   September 30, 2005                                                      65                       $   24.46
 Granted                                                                    -                               -
 Vested                                                                    (8)                          23.75
 Forfeited                                                                  -                               -
                                                                       --------                        -------

 Restricted Share Awards Outstanding at
   December 31, 2005                                                       57                           24.56
 Granted                                                                    -                               -
 Vested                                                                   (25)                          24.50
 Forfeited                                                                  -                               -
                                                                       -------                         -------
 Restricted Share Awards Outstanding at
   March 31, 2006                                                          32                        $  24.60
                                                                       =======                         =======

        As of March 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $147,000, which will be recognized over a weighted average period of 1.1 years.

New Accounting Pronouncements. In March 2005, the FASB issued FIN 47, an interpretation of SFAS 143. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also serves to clarify when a company would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 becomes effective no later than the end of fiscal 2006. The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements.

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

Note 2 – Income Taxes

        The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows (in thousands):

Item 1. Financial Statements (Cont.)

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                      2006                2005
                                                                             ------------------- --------------------
Operating Expenses:
  Current Income Taxes
     Federal                                                                         $62,466              $59,024
     State                                                                            15,181               16,882
     Foreign                                                                           2,328                  127

  Deferred Income Taxes
     Federal                                                                          (1,433)              (5,938)
     State                                                                              (223)              (2,228)
     Foreign                                                                             223                2,590
                                                                             ------------------- --------------------
                                                                                      78,542               70,457

Other Income:
  Deferred Investment Tax Credit                                                        (348)                (348)

Discontinued Operations                                                                   -                 9,837
                                                                             ------------------- --------------------

Total Income Taxes                                                                   $78,194              $79,946
                                                                             =================== ====================

        The U.S. and foreign components of income before income taxes are as follows (in thousands):

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                      2006                2005
                                                                             ------------------- --------------------

U.S.                                                                                $195,503             $170,680
Foreign                                                                               18,704               30,386
                                                                             ------------------- --------------------
                                                                                    $214,207             $201,066
                                                                             =================== ====================

        Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                     2006                 2005
                                                                             ------------------- --------------------

Income Tax Expense, Computed at
 Statutory Rate of 35%                                                               $74,972               $70,373

Increase (Reduction) in Taxes Resulting From:
  State Income Taxes                                                                   9,723                 9,525
  Dividend from Foreign Subsidiary                                                         -                 3,837
  Foreign Tax Differential                                                            (4,704) (1)           (1,952)
  Miscellaneous                                                                       (1,797)               (1,837)
                                                                             ------------------- --------------------

  Total Income Taxes                                                                 $78,194               $79,946
                                                                             =================== ====================
(1)	Includes a $5.1 million deferred tax benefit relating to additional future tax deductions forecasted in the Exploration and Production segment’s Canadian division.

Item 1. Financial Statements (Cont.)

         Significant components of the Company's deferred tax liabilities (assets) were as follows (in thousands):

                                                              At March 31, 2006             At September 30, 2005
                                                       --------------------------------- ----------------------------

Deferred Tax Liabilities:
  Property, Plant and Equipment                                     $578,038                     $567,850
  Other                                                               39,692                       52,436
                                                       --------------------------------- ----------------------------
Total Deferred Tax Liabilities                                       617,730                      620,286
                                                       --------------------------------- ----------------------------

Deferred Tax Assets:
  Minimum Pension Liability Adjustment                               (58,070)                     (58,069)
  Capital Loss Carryover                                              (7,196)                      (9,145)
  Unrealized Hedging Losses                                          (26,170)                     (75,657)
  Other                                                              (75,570)                     (74,346)
                                                       --------------------------------- ----------------------------
                                                                    (167,006)                    (217,217)
  Valuation Allowance                                                  2,877                        2,877
                                                       --------------------------------- ----------------------------
Total Deferred Tax Assets                                           (164,129)                    (214,340)
                                                       --------------------------------- ----------------------------
Total Net Deferred Income Taxes                                     $453,601                     $405,946
                                                       --------------------------------- ----------------------------

Presented as Follows:
Net Deferred Tax Asset - Current                                     (49,546)                     (83,774)
Net Deferred Tax Liability - Non-Current                             503,147                      489,720
                                                       --------------------------------- ----------------------------
Total Net Deferred Income Taxes                                     $453,601                     $405,946
                                                       ================================= ============================

        Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $11.1 million and $11.0 million at March 31, 2006 and September 30, 2005, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $84.8 million and $85.0 million at March 31, 2006 and September 30, 2005, respectively.

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

        A capital loss carryover of $20.6 million existed at March 31, 2006, which expires if not utilized by September 30, 2008. Although realization is not assured, management estimates that a portion of the deferred tax asset associated with this carryover will be realized during the carryover period, and a valuation allowance is recorded for the remaining portion. Adjustments to the valuation allowance may be necessary in the future if estimates of capital gain income are revised.

Note 3 – Capitalization

Common Stock. During the six months ended March 31, 2006, the Company issued 507,855 shares of common stock as a result of stock option exercises. The Company also issued 4,200 shares of common stock to the non-employee directors of the Company as partial consideration for the directors’ services during the six months ended March 31, 2006. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the six months ended March 31, 2006, 123,811 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Item 1. Financial Statements (Cont.)

        On December 8, 2005, the Company’s board of directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. During the quarter ended March 31, 2006, the Company repurchased 825,250 shares under this program, funded with cash provided by operating activities. At March 31, 2006, the Company had made commitments to repurchase an additional 16,600 shares of common stock. These commitments were settled and recorded as a reduction of the Company’s outstanding shares of common stock in April 2006.

Note 4 – Commitments and Contingencies

Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At March 31, 2006, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $3.9 million. This liability has been recorded on the Consolidated Balance Sheet at March 31, 2006. The Company expects to recover its environmental clean-up costs from a combination of insurance proceeds and rate recovery. Other than as discussed in Note G of the Company’s 2005 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.

Other.     In addition to the legal proceedings disclosed in Part II, Item 1 of this report, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor to have a material adverse effect on the financial condition of the Company.

Note 5 – Discontinued Operations

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

        The following is selected financial information of the discontinued operations for U.E.:

Item 1. Financial Statements (Cont.)

                                                                           Three Months             Six Months
                                                                              Ended                   Ended
                                                                             March 31,               March 31,
         (Thousands)                                                           2005                    2005
                                                                        ---------------------- ----------------------

         Operating Revenues                                                     $55,487                $99,462
         Operating Expenses                                                      37,872                 73,651
                                                                        ---------------------- ----------------------
           Operating Income                                                      17,615                 25,811
         Other Income                                                               314                  1,141
         Interest Expense                                                          (152)                  (321)
                                                                        ---------------------- ----------------------
          Income before Income Taxes and Minority Interest                       17,777                 26,631
         Income Tax Expense                                                       8,670                 10,979
         Minority Interest, Net of Taxes                                          2,405                  3,342
                                                                        ---------------------- ----------------------
           Income from Discontinued Operations                                   $6,702                $12,310
                                                                        ====================== ======================

Note 6 – Business Segment Information.

        The Company has five reportable segments: Utility, Pipeline and Storage, Exploration and Production, Energy Marketing, and Timber. The division of the Company’s operations into the reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

        The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. As stated in the 2005 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (where applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2005 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2005 Form 10-K.

Item 1. Financial Statements (Cont.)

Quarter Ended March 31, 2006 (Thousands)
-------------------------------------------------------------------------------------------------------------------------------------
                                 Pipeline  Exploration                          Total                Corporate and
                                   and         and       Energy               Reportable              Intersegment       Total
                       Utility   Storage   Production   Marketing   Timber     Segments    All Other  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $536,235   $39,346     $88,719    $206,061    $19,157     $889,518    $ 1,075       $    388      $890,981

Intersegment
Revenues               $  5,681   $19,711     $     -    $      -    $   (23)    $ 25,369    $ 2,057       $(27,426)     $      -

Segment Profit:
Net Income             $ 28,654   $16,892     $25,845     $ 3,877      $2,242     $77,510       $ 46       $  1,038       $78,594

Six Months Ended March 31, 2006 (Thousands)
-------------------------------------------------------------------------------------------------------------------------------------
                                 Pipeline  Exploration                          Total                Corporate and
                                   and         and       Energy               Reportable              Intersegment       Total
                       Utility   Storage   Production   Marketing   Timber     Segments    All Other  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $967,714   $74,085    $170,806    $351,620    $36,066   $1,600,291     $1,058        $   388    $1,601,737

Intersegment
Revenues                $ 9,803   $41,006    $      -    $      -    $     -   $   50,809     $6,584       $(57,393)   $        -

Segment Profit:
Net Income              $50,407   $32,742    $ 43,280    $  4,864    $ 3,706   $  134,999     $  616         $  398    $  136,013

Quarter Ended March 31, 2005 (Thousands)
-------------------------------------------------------------------------------------------------------------------------------------
                                 Pipeline  Exploration                          Total                Corporate and
                                   and         and       Energy               Reportable              Intersegment       Total
                       Utility   Storage   Production   Marketing   Timber     Segments    All Other  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $485,647   $36,029     $70,319    $124,565    $18,971     $735,531      $ 311        $    -       $735,842

Intersegment
Revenues               $  5,693   $21,517     $     -    $      -    $     1     $ 27,211     $3,263      $(30,474)      $      -

Segment Profit (Loss):
Income (Loss) from
Continuing Operations  $ 28,882   $18,457     $11,230    $  2,612    $ 2,893     $ 64,074      $ 652        $ (745)       $63,981

Six Months Ended March 31, 2005 (Thousands)
-------------------------------------------------------------------------------------------------------------------------------------
                                 Pipeline  Exploration                          Total                Corporate and
                                   and         and       Energy               Reportable              Intersegment       Total
                       Utility   Storage   Production   Marketing   Timber     Segments    All Other  Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $802,476   $68,474    $142,157   $188,059     $31,966   $1,233,132     $2,994         $   -     $1,236,126

Intersegment
Revenues               $ 9,998    $42,116    $      -   $      -     $     1   $   52,115     $4,342      $(56,457)    $        -

Segment Profit (Loss):
Income (Loss) from
Continuing Operations  $ 46,954   $ 30,734   $ 25,153   $  3,361     $ 3,646   $  109,848     $1,252      $ (2,290)    $  108,810

Item 1. Financial Statements (Cont.)

Note 7 – Intangible Assets

        The components of the Company’s intangible assets were as follows (in thousands):

                                                                                                   At September 30,
                                                               At March 31, 2006                         2005
                                                    -----------------------------------------    ---------------------
                                                     Gross                           Net                  Net
                                                    Carrying      Accumulated     Carrying             Carrying
                                                      Amount      Amortization      Amount              Amount
                                                    ----------- ----------------- -----------    ---------------------
Intangible Assets Subject to Amortization:
  Long-Term Transportation Contracts                  $8,580         $(3,385)       $5,195             $5,729
  Long-Term Gas Purchase Contracts                    31,864          (4,230)       27,634             28,431
Intangible Assets Not Subject to
  Amortization:
    Retirement Plan Intangible Asset                   8,142               -         8,142              8,142
                                                   -----------     -----------    ----------        ------------
                                                     $48,586        $ (7,615)      $40,971            $42,302
                                                   -----------     -----------    ----------        ------------

Aggregate Amortization Expense:
 (Thousands)
   Three Months Ended March 31, 2006                    $665
   Three Months Ended March 31, 2005                    $665
   Six Months Ended March 31, 2006                    $1,331
   Six Months Ended March 31, 2005                    $1,331

        Amortization expense for the long-term transportation contracts is estimated to be $0.5 million for the remainder of 2006 and $1.1 million annually for 2007 and 2008. Amortization expense is estimated to be $0.5 million and $0.4 million for 2009 and 2010, respectively.

        Amortization expense for the long-term gas purchase contracts is estimated to be $0.8 million for the remainder of 2006 and $1.6 million annually for 2007, 2008, 2009 and 2010.

Note 8 – Retirement Plan and Other Post-Retirement Benefits

        Components of Net Periodic Benefit Cost (in thousands):

Three months ended March 31,

                                                     Retirement Plan               Other Post-Retirement Benefits
                                                     ---------------               ------------------------------
                                                    2006          2005                 2006               2005
                                                    ----          ----                 ----               ----

Service Cost                                       $4,104        $3,429               $2,007             $1,538
Interest Cost                                      10,049        10,520                6,701              6,446
Expected Return on Plan Assets                    (12,486)      (12,386)              (5,576)            (4,715)
Amortization of Prior Service Cost                    239           257                    1                  1
Amortization of Transition Amount                       -             -                1,782              1,782
Amortization of Losses                              5,777         2,618                5,850              3,116
Net Amortization and Deferral
For Regulatory Purposes (Including
  Volumetric Adjustments) (1)                       1,907         2,723                2,634              5,948
                                                -----------   ------------        -------------      --------------
Net Periodic Benefit Cost                          $9,590        $7,161              $13,399            $14,116
                                                ===========   ============        =============      ==============

Item 1. Financial Statements (Concl.)

Six months ended March 31,

                                                    Retirement Plan             Other Post-Retirement Benefits
                                                    ---------------             ------------------------------
                                                   2006          2005                 2006               2005
                                                   ----          ----                 ----               ----

Service Cost                                      $8,208        $6,858               $ 4,015           $ 3,076
Interest Cost                                     20,098        21,040                13,402            12,892
Expected Return on Plan Assets                   (24,972)      (24,772)              (11,151)           (9,430)
Amortization of Prior Service Cost                   478           514                     2                 2
Amortization of Transition Amount                      -             -                 3,564             3,564
Amortization of Losses                            11,554         5,236                11,701             6,232
Net Amortization and Deferral
For Regulatory Purposes (Including
  Volumetric Adjustments) (1)                        379         3,605                   (51)            5,235
                                               -----------   -----------           ------------      ------------
Net Periodic Benefit Cost                        $15,745       $12,481                $21,482          $21,571
                                               ===========   ===========           ============      ============
(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions. During the six months ended March 31, 2006, the Company contributed $10.5 million to its retirement plan and $26.6 million to its other post-retirement benefit plan. In April 2006, the Company funded $8.6 million to its retirement plan and $2.2 million to its other post-retirement benefit plan. The Company does not expect to make any contributions to the retirement plan during the remainder of the fiscal year. In the remainder of 2006, the Company expects to contribute in the range of $10.0 million to $12.0 million to its other post-retirement benefit plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies” in Item 7 of the Company’s 2005 Form 10-K. There have been no material changes to that disclosure other than as set forth below. The information presented below updates and should be read in conjunction with the critical accounting policies in that Form 10-K.

        At March 31, 2006, the Canadian oil and gas properties passed the quarterly ceiling tests but capitalized costs less accumulated depletion and related deferred income taxes were nearly equal to the ceiling. A downward revision to reserves or prices could result in an impairment of the Canadian oil and gas properties in the future.

RESULTS OF OPERATIONS

Earnings

        The Company’s earnings were $78.6 million for the quarter ended March 31, 2006 compared to earnings of $70.7 million for the quarter ended March 31, 2005. As previously discussed, the Company began presenting its Czech Republic operations as discontinued operations in June 2005. Prior year amounts have been reclassified to reflect this change in presentation. The Company’s earnings from continuing operations were $78.6 million for the quarter ended March 31, 2006 compared to earnings from continuing operations of $64.0 million for the quarter ended March 31, 2005. The increase in earnings from continuing operations of $14.6 million is primarily the result of higher earnings in the Exploration and Production segment, as shown in the table below. The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2005 include a $2.6 million gain on the FERC approved sale of base gas by Supply Corporation’s jointly-owned Ellisburg Storage Pool. The Exploration and Production segment’s earnings for the quarter ended March 31, 2006 include a $5.1 million benefit to earnings resulting from an adjustment to a deferred income tax balance.

                The Company’s earnings were $136.0 million for the six months ended March 31, 2006 compared to earnings of $121.1 million for the six months ended March 31, 2005. The Company’s earnings from continuing operations were $136.0 million for the six months ended March 31, 2006 compared to earnings from continuing operations of $108.8 million for the six months ended March 31, 2005. The increase in earnings from continuing operations of $27.2 million is primarily the result of higher earnings in the Utility, Pipeline and Storage, Exploration and Production, and Energy Marketing segments, as well as in Corporate operations, as shown in the table below. As mentioned above, earnings for the six months ended March 31, 2005 include a $2.6 million gain on the sale of base gas in the Pipeline and Storage segment and earnings for the six months ended March 31, 2006 include a $5.1 million deferred income tax benefit in the Exploration and Production segment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Earnings (Loss) by Segment
------------------------------------ ------------------------------------------- -------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                     March 31,                                   March 31,
------------------------------------ ------------------------------------------- -------------------------------------------
                                                                   Increase/                                   Increase/
(Thousands)                                 2006          2005    (Decrease)            2006          2005    (Decrease)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Utility                                  $28,654       $28,882           $(228)      $50,407       $46,954          $3,453
Pipeline and Storage                      16,892        18,457          (1,565)       32,742        30,734           2,008
Exploration and Production                25,845        11,230          14,615        43,280        25,153          18,127
Energy Marketing                           3,877         2,612           1,265         4,864         3,361           1,503
Timber                                     2,242         2,893            (651)        3,706         3,646              60
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
  Total Reportable Segments               77,510        64,074          13,436       134,999       109,848          25,151
All Other                                     46           652            (606)          616         1,252            (636)
Corporate (1)                              1,038          (745)          1,783           398        (2,290)          2,688
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Earnings from
      Continuing Operations               78,594        63,981          14,613       136,013       108,810          27,203
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
Earnings from Discontinued
   Operations                                  -         6,702          (6,702)            -        12,310         (12,310)
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------
   Total Consolidated                    $78,594       $70,683          $7,911      $136,013      $121,120         $14,893
------------------------------------ ------------- ------------- --------------- ------------- ------------- ---------------

(1)  Includes earnings from the former International segment's activity other than the activity from the Czech Republic operations included in Earnings from Discontinued Operations.

Utility

Utility Operating Revenues
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------

(Thousands)                           2006           2005       Increase         2006           2005       Increase
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales Revenues:
    Residential                    $422,495       $386,623        $35,872     $767,368       $641,689       $125,679
    Commercial                       75,758         69,367          6,391      132,648        111,150         21,498
    Industrial                        6,272          4,566          1,706       10,724          6,710          4,014
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                    504,525        460,556         43,969      910,740        759,549        151,191
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Transportation                     32,360         30,600          1,760       59,276         51,559          7,717
  Other                               5,031            184          4,847        7,501          1,366          6,135
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                   $541,916       $491,340        $50,576     $977,517       $812,474       $165,043
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Utility ThroughputM
------------------------------- ------------------------------------------- ------------------------------------------
                                           Three Months Ended                           Six Months Ended
                                                March 31,                                  March 31,

------------------------------- ------------------------------------------- ------------------------------------------
                                                              Increase/                                  Increase/
(MMcf)                                2006           2005     (Decrease)         2006           2005     (Decrease)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Retail Sales:
    Residential                      26,807         32,559        (5,752)       46,331         52,428          (6,097)
    Commercial                        5,038          6,072        (1,034)        8,481          9,526          (1,045)
    Industrial                          459            425            34           786            601             185
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     32,304         39,056        (6,752)       55,598         62,555          (6,957)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
  Transportation                     22,119         22,465          (346)       36,461         36,568            (107)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------
                                     54,423         61,521        (7,098)       92,059         99,123          (7,064)
------------------------------- ------------- -------------- -------------- ------------ -------------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Degree Days
---------------------------------- -------------- -------------- -------------------- --------------------------------
                                                                                                 Percent
Three Months Ended                                                                         Colder (Warmer) Than
                                                                                      --------------------------------
March 31                              Normal          2006              2005              Normal         Prior Year
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               3,327          2,875             3,468              (13.6)            (17.1)
Erie                                  3,142          2,705             3,266              (13.9)            (17.2)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Six Months Ended
March 31
---------------------------------- -------------- -------------- -------------------- ----------------- --------------
Buffalo                               5,587          5,085             5,640               (9.0)             (9.8)
Erie                                  5,223          4,753             5,263               (9.0)             (9.7)
---------------------------------- -------------- -------------- -------------------- ----------------- --------------

2006 Compared with 2005

        Operating revenues for the Utility segment increased $50.6 million for the quarter ended March 31, 2006 as compared with the quarter ended March 31, 2005. The increase is attributable primarily to higher retail gas sales revenues. Retail gas sales revenues increased $44.0 million largely due to the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues), which more than offset the decrease in retail gas sales revenues resulting from lower volumes. The decrease in volumes reflects warmer weather for the period as well as lower average usage per customer stemming from customer conservation efforts. The impact of the New York rate case settlement, which became effective August 2005, was to increase operating revenues by $7.8 million. This increase consisted of a base rate increase, the implementation of a merchant function charge, the elimination of certain bill credits, and the elimination of the gross receipts tax surcharge. In the Pennsylvania jurisdiction, the impact of a base rate increase, which became effective in April 2005, was to increase operating revenues by $4.3 million.

        Operating revenues for the Utility segment increased $165.0 million for the six months ended March 31, 2006 as compared with the six months ended March 31, 2005. The increase is primarily attributable to higher retail gas sales revenues. The increase in retail gas sales revenues was largely a function of the recovery of higher gas costs, which more than offset lower retail sales volumes, as shown above. The increase in transportation revenues was primarily due to an out-of-period adjustment of $3.9 million to correct the New York jurisdiction’s calculation of the symmetrical sharing component of the Gas Adjustment rate. The adjustment resulted when it was determined that certain credits that had been included in the calculation should have been removed during the implementation of a previous rate case settlement. The symmetrical sharing component is a mechanism included in Distribution’s New York rate settlement that shares with customers 90% of the difference between actual revenues received from large volume customers and the level of revenues that were projected to be received during the rate year. The impact of the New York rate case settlement, discussed above, was to increase operating revenues by $13.3 million. In the Pennsylvania jurisdiction, the impact of a base rate increase, which became effective in April 2005, was to increase operating revenues by $7.1 million.

        The Utility segment’s earnings for the quarter ended March 31, 2006 were $28.7 million, a decrease of $0.2 million when compared with the quarter ended March 31, 2005. In the New York jurisdiction, earnings increased by $1.3 million principally due to the rate case settlement in this jurisdiction that became effective in August 2005 ($5.1 million). This increase was partially offset by an increase in pension and post retirement expense ($1.5 million), higher bad debt expense ($1.2 million), higher interest expense ($0.9 million) and a decline in margin associated with lower average usage per customer ($0.5 million). In the Pennsylvania Division, earnings decreased by $1.5 million primarily due to the impact of warmer weather ($2.4 million), lower average usage per customer ($0.6 million), an increase in bad debt expense ($0.8 million) and a higher effective tax rate in this jurisdiction ($0.9 million). Partially offsetting these decreases, the rate case settlement in this jurisdiction, which became effective in April 2005, increased quarterly earnings by approximately $2.8 million. Lower pension and post retirement expense ($0.4 million) also increased earnings in the Pennsylvania jurisdiction.

        The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended March 31, 2006, the WNC preserved earnings of approximately $4.2 million, as weather was warmer than

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

normal for the period. For the quarter ended March 31, 2005, the WNC reduced earnings by approximately $1.5 million, since weather for the period was colder than normal.

        The Utility segment’s earnings for the six months ended March 31, 2006 were $50.4 million, an increase of $3.4 million when compared with the earnings of $47.0 million for the six months ended March 31, 2005. In the New York jurisdiction, earnings increased by $3.0 million due primarily to the positive impact of the rate case settlement in this jurisdiction ($8.6 million), discussed above, and the impact of the symmetrical sharing adjustment ($2.6 million). This increase was partially offset by an increase in bad debt expense ($3.3 million), higher pension and post retirement expense ($2.1 million), higher interest expense ($1.5 million) and a decline in margin associated with lower average usage per customer ($0.8 million). For the Pennsylvania jurisdiction, earnings increased by $0.4 million. The rate case settlement in this jurisdiction, discussed above, increased earnings by approximately $4.6 million. In addition, earnings were increased slightly by lower pension and post retirement expense ($0.5 million). These increases were offset by the impacts to margin of warmer weather ($2.1 million) and lower average usage per customer ($1.0 million), as well as an increase in bad debt expense ($1.4 million).

        For the six months ended March 31, 2006, the WNC preserved earnings of approximately $4.7 million, as the weather was warmer than normal. For the six months ended March 31, 2005, the WNC did not have a significant impact on earnings as the weather was close to normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                  March 31,
------------------------------------ ---------------------------------------- -------------------------------------------
                                                                Increase/                                   Increase/
(Thousands)                             2006         2005       (Decrease)        2006           2005       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     $31,738      $32,086          $(348)        $62,824      $61,616         $1,208
Interruptible Transportation              1,115          922            193           2,438        1,848            590
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                         32,853       33,008           (155)         65,262       63,464          1,798
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Storage Service                     16,408       16,376             32          32,655       32,471            184
Other                                     9,796        8,162          1,634          17,174       14,655          2,519
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        $59,057      $57,546         $1,511        $115,091     $110,590         $4,501
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

Pipeline and Storage Throughput
------------------------------------ ---------------------------------------- -------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                  March 31,
------------------------------------ ---------------------------------------- -------------------------------------------

                                                                Increase/                                   Increase/
(MMcf)                                  2006         2005       (Decrease)        2006           2005       (Decrease)
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
Firm Transportation                     114,828      129,851        (15,023)        217,650      213,593          4,057
Interruptible Transportation              1,831        1,180            651           5,554        2,842          2,712
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------
                                        116,659      131,031        (14,372)        223,204      216,435          6,769
------------------------------------ ------------ ------------ -------------- --------------- ------------ --------------

2006 Compared with 2005

        Operating revenues for the Pipeline and Storage segment increased $1.5 million for the quarter ended March 31, 2006 as compared with the quarter ended March 31, 2005. The increase was primarily due to higher revenues from unbundled pipeline sales reported as part of other revenues in the table above, due to higher natural gas prices. For the six months ended March 31, 2006, operating revenues for the Pipeline and Storage segment increased $4.5 million as compared with the six months ended March 31, 2005. The increase was primarily due to higher revenues from unbundled pipeline sales ($4.4 million), due to higher natural gas prices. The $1.8 million increase in transportation revenues was primarily due to additional contracts with customers and the renewal of contracts at higher rates, both of which reflect the increased demand for transportation services due to market conditions resulting from the effects of last fall’s hurricane damage to production and pipeline infrastructure in the Gulf of Mexico. Also

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

contributing to the increase in transportation revenues was the addition of new contracts with customers due to the Interconnect Pressure Agreement with TransCanada Pipelines, Ltd. The Interconnect Pressure Agreement is an excess pressure agreement that allows for greater capacity on the Empire State Pipeline.

        The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2006 were $16.9 million, a decrease of $1.6 million when compared with earnings of $18.5 million for the quarter ended March 31, 2005. The decrease can be attributed to the $2.6 million gain on the FERC approved sale of base gas during the quarter ended March 31, 2005 that did not recur in 2006, and higher operation and maintenance expense ($1.6 million), due primarily to higher pension expense ($1.0 million). Higher unbundled pipeline sales ($1.9 million) and lower depreciation expense ($0.7 million) partially offset these increases.

        The Pipeline and Storage segment’s earnings for the six months ended March 31, 2006 were $32.7 million, an increase of $2.0 million when compared with earnings of $30.7 million for the six months ended March 31, 2005. The major factors that contributed to the increase were higher revenues from unbundled pipeline sales ($2.8 million), higher transportation revenues ($1.2 million), a lower reserve for preliminary project costs associated with the Empire State Pipeline Connector project ($0.8 million), lower depreciation expense ($0.6 million), and lower interest expense ($0.4 million). These increases in earnings were offset by the $2.6 million gain on the FERC approved sale of base gas during the six months ended March 31, 2005 that did not recur in 2006, and higher pension expense ($0.8 million).

Exploration and Production

Exploration and Production Operating Revenues
------------------------------------- --------------------------------------- -----------------------------------------
                                               Three Months Ended                        Six Months Ended
                                                    March 31,                                March 31,
------------------------------------- --------------------------------------- -----------------------------------------
                                                                 Increase/                                Increase/
(Thousands)                                 2006         2005    (Decrease)          2006         2005    (Decrease)
------------------------------------- ------------ ------------ ------------- ------------- ------------ --------------
  Gas (after Hedging)                    $49,432      $42,520        $6,912       $98,774      $85,264        $13,510
  Oil (after Hedging)                     36,262       25,624        10,638        65,656       52,520         13,136
  Gas Processing Plant                    10,662        8,344         2,318        24,082       17,048          7,034
  Other                                      312          434          (122)        1,835        1,187            648
  Intrasegment Elimination (1)            (7,949)      (6,603)       (1,346)      (19,541)     (13,862)        (5,679)
------------------------------------- ------------ ------------ ------------- ------------- ------------ --------------
                                         $88,719      $70,319       $18,400      $170,806     $142,157         28,649
------------------------------------- ------------ ------------ ------------- ------------- ------------ --------------

(1) Represents  the  elimination  of certain West Coast gas  production  included in "Gas (after  Hedging)" in the table above that was sold to the gas  processing  plant shown in the table  above.  An  elimination  for the same  dollar  amount was made to reduce the gas processing plant's Purchased Gas expense.

--------------------------------------- ---------------------------------------- --------------------------------------
Production Volumes                                Three Months Ended                       Six Months Ended
                                                      March 31,                               March 31,
--------------------------------------- ---------------------------------------- --------------------------------------
                                                                   Increase/                              Increase/
                                              2006        2005    (Decrease)          2006        2005    (Decrease)
--------------------------------------- ------------ ----------- --------------- ----------- ----------- --------------
Gas Production (MMcf)
  Gulf Coast                                 2,752       2,844           (92)        4,419       6,069          1,650)
  West Coast                                   933         986           (53)        1,951       2,025            (74)
  Appalachia                                 1,246       1,137           109         2,499       2,343            156
  Canada                                     1,761       2,160          (399)        3,672       3,825           (153)
--------------------------------------- ------------ ----------- --------------- ----------- ----------- --------------
                                             6,692       7,127          (435)       12,541      14,262         (1,721)
--------------------------------------- ------------ ----------- --------------- ----------- ----------- --------------
Oil Production (Mbbl)
  Gulf Coast                                   181         261           (80)          288         550           (262)
  West Coast                                   639         634             5         1,324       1,287             37
  Appalachia                                    12           9             3            22          12             10
  Canada                                        68          78           (10)          155         154              1
--------------------------------------- ------------ ----------- --------------- ----------- ----------- --------------
                                               900         982           (82)        1,789       2,003           (214)
--------------------------------------- ------------ ----------- --------------- ----------- ----------- --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices
----------------------------------------- --------------------------------------- ----------------------------------------
                                                   Three Months Ended                        Six Months Ended
                                                        March 31,                               March 31,
----------------------------------------- --------------------------------------- ----------------------------------------
                                                                    Increase/                                Increase/
                                               2006        2005    (Decrease)           2006         2005    (Decrease)
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------
Average Gas Price/Mcf
  Gulf Coast                                  $8.47       $6.75           $1.72        $9.33        $6.61          $2.72
  West Coast                                  $8.02       $6.20           $1.82        $9.62        $6.38          $3.24
  Appalachia                                 $10.03       $6.76           $3.27       $11.83        $7.26          $4.57
  Canada                                      $7.21       $5.52           $1.69        $9.06        $5.49          $3.57
  Weighted Average                            $8.37       $6.30           $2.07        $9.79        $6.38          $3.41
  Weighted Average After Hedging              $7.39       $5.97           $1.42        $7.88        $5.98          $1.90

Average Oil Price/bbl
  Gulf Coast                                 $58.69      $46.42           $12.27      $58.39       $46.77         $11.62
  West Coast                                 $53.65      $37.67           $15.98      $52.46       $37.40         $15.06
  Appalachia                                 $60.28      $42.28           $18.00      $60.84       $42.85         $17.99
  Canada                                     $48.63      $41.08            $7.55      $45.57       $39.78          $5.79
  Weighted Average                           $54.37      $40.31           $14.06      $52.92       $40.19         $12.73
  Weighted Average After Hedging             $40.30      $26.10           $14.20      $36.70       $26.22         $10.48
----------------------------------------- ----------- ----------- --------------- ------------ ------------ --------------

2006 Compared with 2005

        Operating revenues for the Exploration and Production segment increased $18.4 million for the quarter ended March 31, 2006 as compared with the quarter ended March 31, 2005. Oil production revenue after hedging increased $10.6 million due to a $14.20 per barrel increase in weighted average prices after hedging. Gas production revenue after hedging increased $6.9 million due to an increase in the weighted average price of gas after hedging ($1.42 per Mcf). This was offset slightly by an overall decrease in gas production of 435 MMcf, mostly due to a decline in Canadian production as a result of delays in drilling and gas processing plant constraints.

        Operating revenues for the Exploration and Production segment increased $28.6 million for the six months ended March 31, 2006 as compared with the six months ended March 31, 2005. Oil production revenue after hedging increased $13.1 million due to a $10.48 per barrel increase in weighted average prices after hedging. This increase in prices was offset slightly by a decrease in production (214,000 barrels). Gas production revenue after hedging increased $13.5 million. An increase in the weighted average price of gas after hedging ($1.90 per Mcf) more than offset a decrease in gas production of 1,721 MMcf. The decrease in gas production occurred primarily in the Gulf Coast region (a 1,650 MMcf decline), which is partially attributable to last fall’s hurricane damage and partially to the expected decline rates for the Company’s production in this region.

        The Exploration and Production segment’s earnings for the quarter ended March 31, 2006 were $25.8 million, an increase of $14.6 million when compared with earnings of $11.2 million for the quarter ended March 31, 2005. The increase is primarily attributable to the increase in operating revenues, due to higher commodity prices of oil and natural gas, as discussed above ($12.0 million). In addition, a $5.1 million benefit to earnings resulting from an adjustment to a deferred income tax balance was recognized during the quarter ended March 31, 2006. Under GAAP, a company may recognize the benefit of certain expected future income tax deductions as a deferred tax asset only if it anticipates sufficient future taxable income to utilize those deductions. As a result of the rise in commodity prices, the Company increased its forecast of future taxable income in the Exploration and Production segment’s Canadian division and, as a result, recorded a deferred tax asset for certain drilling costs that it now expects to deduct on future income tax returns. These increases were partially offset by higher lease operating costs ($1.4 million), higher general and administrative costs ($0.6 million) and higher depletion expense ($0.5 million). The increase in lease operating costs was primarily in the West Coast region due to higher steaming costs associated with heavy crude oil production in the California Midway-Sunset and North Lost Hills fields. The higher steaming costs were due to an increase in the price for natural gas purchased in the field and used in the steaming operations which averaged $7.72/Btu this quarter versus $5.62/Btu in the prior year’s

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

quarter and an increase in the volume burned at the North Lost Hills field. Beginning in April, a scrubber facility in the Midway-Sunset field was in full operation and is burning waste gas rather than purchased gas to generate the steam for its thermal recovery project.* Depletion expense increased in spite of the drop in production due to a rise in the per unit depletion rate, which was caused by an increase in finding and development costs.

        The Exploration and Production segment’s earnings for the six months ended March 31, 2006 were $43.3 million, an increase of $18.1 million when compared with earnings of $25.2 million for the quarter ended March 31, 2005. As noted above, the increase is primarily attributable to the increase in operating revenues, due to higher commodity prices of oil and natural gas ($18.6 million) and the tax benefit of $5.1 million discussed above. Partially offsetting these increases were higher lease operating costs ($3.4 million), higher general and administrative costs ($1.4 million) and higher depreciation and depletion expense ($0.3 million). As discussed above, the increase in lease operating costs was primarily in the West Coast region due to higher steaming costs.

Energy Marketing

Energy Marketing Operating Revenues
----------------------------------- -------------------------------------------- -----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                   March 31,
----------------------------------- -------------------------------------------- -----------------------------------------
                                                                   Increase/                                 Increase/
(Thousands)                                2006           2005    (Decrease)           2006          2005    (Decrease)
----------------------------------- ------------- -------------- --------------  ------------ ------------- --------------

Natural Gas (after Hedging)            $206,057       $124,560         $81,497     $351,580      $188,050       $163,530
Other                                         4              5              (1)          40             9             31
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------
                                       $206,061       $124,565         $81,496     $351,620      $188,059       $163,561
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Energy Marketing Volumes
----------------------------------- -------------------------------------------- -----------------------------------------
                                                Three Months Ended                          Six Months Ended
                                                    March 31,                                   March 31,
----------------------------------- -------------------------------------------- -----------------------------------------

                                           2006           2005        Increase         2006          2005       Increase
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

Natural Gas - (MMcf)                     17,332         15,184           2,148       27,306        23,191          4,115
----------------------------------- ------------- -------------- --------------- ------------ ------------- --------------

2006 Compared with 2005

        Operating revenues for the Energy Marketing segment increased $81.5 million and $163.6 million, respectively, for the quarter and six months ended March 31, 2006, as compared with the quarter and six months ended March 31, 2005. The increase for both the quarter and six months ended March 31, 2006 primarily reflects higher gas sales revenue due to an increase in the price of natural gas and, to a lesser extent, an increase in throughput. The increase in throughput was due to the addition of certain large commercial and industrial customers, which more than offset any decrease in throughput due to warmer weather and greater conservation by customers due to higher natural gas prices.

        Earnings in the Energy Marketing segment increased $1.3 million and $1.5 million, respectively, for the quarter and six months ended March 31, 2006 as compared with the quarter and six months ended March 31, 2005. Despite warmer weather and greater conservation by customers, margins increased due to a number of factors, including higher volumes and the market flexibility associated with stored gas. The Energy Marketing segment’s contracts for significant storage and transportation volumes provided operational flexibility resulting in increased sales throughput and earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Timber

Timber Operating Revenues
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2006          2005    (Decrease)             2006          2005    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                             $8,267        $8,768          $(501)        $14,523       $13,644            $879
Green Lumber Sales                     1,968         1,863            105           3,430         3,309             121
Kiln Dry Lumber Sales                  8,384         7,822            562          16,885        14,096           2,789
Other                                    515           519             (4)          1,228           918             310
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
Operating Revenues                   $19,134       $18,972           $162         $36,066       $31,967          $4,099
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Timber Board Feet
------------------------------- ------------------------------------------- ---------------------------------------------
                                           Three Months Ended                            Six Months Ended
                                                March 31,                                    March 31,
------------------------------- ------------------------------------------- ---------------------------------------------
                                                              Increase/                                     Increase/
(Thousands)                             2006          2005    (Decrease)             2006          2005    (Decrease)
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

Log Sales                              3,282         2,570            712           5,774         4,315           1,459
Green Lumber Sales                     2,982         2,538            444           4,956         4,702             254
Kiln Dry Lumber Sales                  4,512         3,897            615           8,998         7,263           1,735
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------
                                      10,776         9,005          1,771          19,728        16,280           3,448
------------------------------- -------------- ------------- -------------- --------------- ------------- ---------------

2006 Compared with 2005

        Operating revenues for the Timber segment increased $0.2 million and $4.1 million, respectively, for the quarter and six months ended March 31, 2006, as compared with the quarter and six months ended March 31, 2005. For the quarter ended March 31, 2006, the increase can be attributed primarily to an increase in kiln dry lumber sales ($0.6 million and 615,000 board feet) due to a 22 percent increase in processing capacity for kiln dry lumber from the addition of two new kilns in February 2005. This increase was largely offset by a decline in cherry veneer log sales as a result of lower volumes of cherry veneer logs harvested because of unfavorable weather conditions. Although there was an overall increase in log sales volumes in the table above, most of the increase came from lower priced logs. Cherry veneer logs command the highest prices and have the largest impact on overall log sales revenue. For the six months ended March 31, 2006, higher revenues from kiln dry lumber sales of $2.8 million are primarily responsible for the increase. The increase in kiln dry lumber sales is attributable to the increased kiln processing capacity noted above. Additionally, log sales increased $0.9 million primarily due to an increase in cherry export log sales as a result of greater market demand.

        Earnings in the Timber segment decreased $0.7 million for the quarter ended March 31, 2006 as compared with the quarter ended March 31, 2005. This decline primarily resulted from the impact of lower margins from cherry veneer log sales combined with an increase in cost of goods sold on lumber sales.

        The Timber segment’s earnings increased $0.1 million for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. Higher revenues from kiln dry lumber sales and cherry export log sales were largely offset by an increase in cost of goods sold on lumber sales, resulting in a net increase to earnings of $0.5 million. This increase was offset by higher depletion expense ($0.3 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Corporate and All Other

2006 Compared with 2005

        Corporate and All Other recorded earnings of $1.1 million for the quarter ended March 31, 2006 compared with a loss of $0.1 million for the quarter ended March 31, 2005. For the six months ended March 31, 2006, Corporate and All Other had earnings of $1.0 million compared with a loss of $1.0 million for the six months ended March 31, 2005. These improvements were principally due to an increase in interest income resulting from the investment of proceeds received from the sale of U.E. in July 2005.

CAPITAL RESOURCES AND LIQUIDITY

        The Company’s primary source of cash during the six-month period ended March 31, 2006 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of new shares of common stock as a result of stock option exercises. During the six months ended March 31, 2006, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. During the three months ended March 31, 2006, the Company began repurchasing outstanding shares of its common stock under a share repurchase program, which is discussed below under Financing Cash Flow.

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

        Net cash provided by operating activities totaled $243.2 million for the six months ended March 31, 2006, a decrease of $2.8 million compared with $246.0 million provided by operating activities for the six months ended March 31, 2005. The timing of gas cost recovery in the Utility segment along with the loss of positive cash flow from the Company’s former Czech Republic operations, which were sold in July 2005, were the main reasons for this decrease. These decreases were mainly offset by higher oil and gas revenues in the Exploration and Production segment and a decrease in hedging collateral deposits at March 31, 2006 in the Exploration and Production and Energy Marketing segments. Hedging collateral deposits serve as collateral for open positions on exchange-traded futures contracts, exchange-traded options and over-the-counter swaps and collars.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Investing Cash Flow

Expenditures for Long-Lived Assets

        The Company’s expenditures for long-lived assets totaled $135.0 million during the six months ended March 31, 2006. The table below presents these expenditures:

   ----------------------------------------------------------------- ------------------------ ------------------
   Six Months Ended March 31, 2006 (in millions of dollars)
                                                                              Total
                                                                        Expenditures for
                                                                        Long-Lived Assets
   -------------------------------------- -------------------------- ------------------------ ------------------

      Utility                                                                  $25.4
      Pipeline and Storage                                                      10.3
      Exploration and Production                                                96.3
      Timber                                                                     0.8
      Corporate and All Other                                                    2.2
   -------------------------------------- -------------------------- ------------------------ ------------------
                                                                              $135.0
   -------------------------------------- -------------------------- ------------------------ ------------------

Utility

        The majority of the Utility capital expenditures for the six months ended March 31, 2006 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storag

        The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2006 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems.

        The Company continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. In October 2005, Empire filed an application with the FERC for the authority to build and operate the Empire Connector project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire Pipeline. Assuming the proposed Millennium Pipeline is constructed, the Empire Connector will provide an upstream supply link for Phase I of the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including KeySpan Gas East Corporation, which has entered into precedent agreements to subscribe for at least 150 MDth per day of natural gas transportation service through the Empire State Pipeline and the Millennium Pipeline systems.* The Empire Connector will be designed to move up to approximately 250 MDth of natural gas per day.* Empire anticipates that FERC will provide a determination on this application by November 2006.* The targeted in-service date is November 2007.* The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* As of March 31, 2006, the Company had incurred approximately $5.2 million in costs (all of which have been reserved) related to this project. Of this amount, $0.5 million and $1.2 million, respectively, were incurred during the quarter and six months ended March 31, 2006.

        The Company also has plans to extend Supply Corporation’s pipeline system from the Tuscarora storage field to the intersection of the proposed Millennium and Empire Connector pipelines (the Tuscarora Extension).* The Tuscarora Extension will be designed initially to move up to approximately 130 MDth of natural gas per day.* The project depends on market developments and its in-service date will be contingent upon the Millennium/Empire project timeline. The Company has not yet filed an application with the FERC for the authority to build and operate the Tuscarora Extension. The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* There have been no costs incurred by the Company related to this project as of March 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

        The Exploration and Production segment capital expenditures for the six months ended March 31, 2006 included approximately $20.8 million for Canada, $45.7 million for the Gulf Coast region ($45.5 million for the off-shore program in the Gulf of Mexico), $19.5 million for the West Coast region and $10.3 million for the Appalachian region. The significant amount spent in the Gulf Coast region is related to high commodity prices, which has improved the economics of investment in the area, plus royalty relief. These amounts included approximately $21.5 million spent to develop proved undeveloped reserves.

Timber

        The majority of the Timber segment capital expenditures for the six months ended March 31, 2006 were made for purchases of equipment for Highland’s sawmill and kiln operations.

Corporate and All Other

        The majority of the Corporate and All Other capital expenditures for the six months ended March 31, 2006 were for the construction of a distributed generation facility at the Company’s corporate headquarters.

        The Company continuously evaluates capital expenditures and investments in corporations, partnerships, and other business entities. The amounts are subject to modification for opportunities such as the acquisition of attractive oil and gas properties, timber or natural gas storage facilities and the expansion of transmission line capacities. While the majority of capital expenditures in the Utility segment are necessitated by the continued need for replacement and upgrading of mains and service lines, the magnitude of future capital expenditures or other investments in the Company’s other business segments depends, to a large degree, upon market conditions.*

Financing Cash Flow

        The Company did not have any outstanding short-term notes payable to banks or commercial paper at March 31, 2006. However, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. Each of these credit lines, which aggregate to $445.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed.* The total amount available to be issued under the Company’s commercial paper program is $200.0 million. The commercial paper program is backed by a syndicated committed credit facility which totals $300.0 million and extends through September 30, 2010. The Company plans to increase the size of its commercial paper program from $200.0 million to $300.0 million.*

        Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter from September 30, 2005 through September 30, 2010. At March 31, 2006, the Company’s debt to capitalization ratio (as calculated under the facility) was .45. The constraints specified in the committed credit facility would permit an additional $1.44 billion in short-term and/or long-term debt to be outstanding before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

        Under the Company’s existing indenture covenants, at March 31, 2006, the Company would have been permitted to issue up to a maximum of $926.0 million in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*

        The Company’s 1974 indenture pursuant to which $399.0 million (or 36%) of the Company’s long-term debt (as of March 31, 2006) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

        The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii)  an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2006, the Company had no debt outstanding under the committed credit facility.

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

        On December 8, 2005, the Company’s board of directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. For the quarter ended March 31, 2006, the Company repurchased 825,250 shares under this program, funded with cash provided by operating activities. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit.* It is expected that open market repurchases will continue from time to time depending on market conditions.*

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $46.5 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $8.0 million. The Company has guaranteed 50% or $4.0 million of these capital lease commitments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

OTHER MATTERS

        In addition to the legal proceedings disclosed in Part II, Item 1 of this report, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor to have a material adverse effect on the financial condition of the Company.*

Market Risk Sensitive Instruments

        For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2005 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Rate and Regulatory Matters

Energy Policy Act

        On August 8, 2005, President Bush signed into law the Energy Policy Act, which, among other things, repealed PUHCA 1935 effective February 8, 2006. With repeal of PUHCA 1935, the Company is no longer subject to that act’s broad regulatory provisions, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, intra-company transactions and limitations on diversification. The Energy Policy Act includes PUHCA 2005, which, among other things, grants the FERC and state public utility regulatory commissions access to certain books and records of companies in holding company systems, provides (upon request of a state commission or holding company system) for FERC review of allocations of costs of non-power goods and administrative services in electric utility holding company systems, and modifies the jurisdiction of FERC over certain mergers and acquisitions involving public utilities or holding companies. On December 8, 2005, the FERC issued Order 667 to implement PUHCA 2005. The FERC clarified certain aspects of Order 667 in Order 667-A, issued on April 24, 2006. The Company will file a “notification of holding company status” with the FERC under Order 667-A. The Company also plans to file an “exemption notification” with the FERC, seeking exemption from the requirements of PUHCA 2005 and Order 667-A for certain subsidiaries of the Company. The Company is unable to predict at this time what the ultimate outcome of these or future legislative or regulatory changes will be.

Utility Operation

        Base rate adjustments in both the New York and Pennsylvania jurisdictions do not reflect the recovery of purchased gas costs. Such costs are recovered through operation of the purchased gas adjustment clauses of the appropriate regulatory authorities.

New York Jurisdiction

        On August 27, 2004, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues beginning October 1, 2004. Various parties opposed the filing. On April 15, 2005, Distribution Corporation, the parties and others executed an agreement settling all outstanding issues. In an order issued July 22, 2005, the NYPSC, approved the April 15, 2005 settlement agreement, substantially as filed, for an effective date of August 1, 2005. The settlement agreement provides for a rate increase of $21 million by means of the elimination of bill credits ($5.8 million) and an increase in base rates ($15.2 million). For the two-year term of the agreement and thereafter, the return on equity level above which earnings must be shared with rate payers will be 11.5%.

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

Pipeline and Storage

        On April 7, 2006, the NYPSC, PaPUC and Pennsylvania Office of Consumer Advocate filed a complaint and a motion for summary disposition against Supply Corporation with the FERC under Sections 5(a) and 13 of the Natural Gas Act. The complainants allege that Supply Corporation’s rates are unjust and unreasonable, and that Supply Corporation is permitted to retain more gas from shippers than is necessary for fuel and loss. As a result, the complainants allege, Supply Corporation has excess annual earnings of approximately $30 million to $35 million. In their complaint, the complainants ask FERC (i) to find that Supply Corporation’s rates are unjust and unreasonable, and (ii) to institute proceedings to determine the just and reasonable rates Supply Corporation will be authorized to charge prospectively. The complainants also ask FERC in their complaint (i) to determine whether Supply Corporation has the authority to make sales of gas retained from shippers, and (ii) if FERC concludes that Supply Corporation does not have such authority, to direct Supply Corporation to show cause why it should not be required to disgorge profits associated with such sales. In their motion for summary disposition, the complainants ask FERC (i) to find summarily that the rate at which Supply Corporation is permitted to retain gas from shippers for fuel and loss is unjust and unreasonable, (ii) to require Supply Corporation to make a compliance filing providing detailed information regarding its fuel and loss retention and use, and (iii) to establish just and reasonable fuel and loss percentages for Supply Corporation. Supply Corporation filed answers on April 27, 2006, opposing the complaint and the motion for summary disposition, asserting that its current rates are just and reasonable, and documenting its authority to sell retained gas. Supply Corporation will vigorously oppose these actions.*

        On November 25, 2003, the FERC issued Order 2004. Order 2004 was clarified in Order 2004-A on April 16, 2004 and Order 2004-B on August 2, 2004. Order 2004, which went into effect September 22, 2004, regulates the conduct of transmission providers (such as Supply Corporation) with their “energy affiliates.” The FERC broadened the definition of “energy affiliates” to include any affiliate of a transmission provider if that affiliate engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Supply Corporation’s principal energy affiliates are Seneca, NFR and, possibly, Distribution Corporation.* Order 2004 provides that companies may request waivers, which the Company has done with respect to Distribution Corporation and is awaiting rulings. Order 2004 also provides an exemption for local distribution companies that are affiliated with interstate pipelines (such as Distribution Corporation), but the exemption is limited, with very minor exceptions, to local distribution corporations that do not make any off-system sales. Distribution Corporation stopped making such off-system sales effective September 22, 2004, although it continues to make certain sales permitted by a prior FERC order; FERC has required Supply Corporation to provide arguments justifying the continued effectiveness of that order. Supply Corporation and Distribution Corporation would like to continue operating as they do, whether by waiver, amendment or further clarification of the new rules, or by complying with the requirements applicable if Distribution Corporation were an energy affiliate. Treating Distribution Corporation as an energy affiliate, without any waivers, would require changes in the way Supply Corporation and Distribution Corporation operate which would decrease efficiency, but probably would not increase capital or operating expenses to an extent that would be material to the financial condition of the Company.* Until there is further clarification from the FERC on the scope of these exemptions and rulings on the Company’s waiver requests, the Company is unable to predict the impact Order 2004 will have on the Company. As previously mentioned, Distribution Corporation stopped making off-system sales,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

        The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $3.9 million.* This liability has been recorded on the Consolidated Balance Sheet at March 31, 2006. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.* Other than as discussed in Note G of the Company’s 2005 Form 10-K (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*

        For further discussion refer to Note G — Commitments and Contingencies under the heading “Environmental Matters” in Item 8 of the Company’s 2005 Form 10-K, and to Part II, Item 1, “Legal Proceedings.”

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

“estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations, and changes in laws and regulations relating to repeal of PUHCA 1935;

2.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents;

3.	Changes in demographic patterns and weather conditions, including the occurrence of severe

4.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

5.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

6.	Changes in the availability and/or price of derivative financial instruments;

7.	Changes in the price differentials between various types of oil;

8.	Failure of the price differential between heavy sour crude oil and light sweet crude oil to return to its historical norm;

9.	Inability to obtain new customers or retain existing ones;

10.	Significant changes in competitive factors affecting the Company;

11.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

12.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

13.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans, including changes in the plans of the sponsors of the proposed Millennium Pipeline with respect to that project;

14.	The nature and projected profitability of pending and potential projects and other investments;

15.	Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

16.	Uncertainty of oil and gas reserve estimates;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

17.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

18.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

19.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

20.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

21.	Significant changes in tax rates or policies or in rates of inflation or interest;

22.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

23.	Changes in accounting principles or the application of such principles to the Company;

24.	The cost and effects of legal and administrative claims against the Company;

25.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

26.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

27.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

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

Item 4. Controls and Procedures (Concl.)

Changes in Internal Controls Over Financial Reporting

        The management of the Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Part II. Other Information

Item 1. Legal Proceedings

        In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused decedent’s death in February 2001. The plaintiff seeks damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation denied plaintiff’s material allegations, asserted seven affirmative defenses and asserted a cross-claim against the co-defendant. Distribution Corporation believes, and has vigorously asserted, that plaintiff’s allegations lack merit. The Court changed venue of the action to New York State Supreme Court, Erie County. Discovery closed in October 2005, and Distribution Corporation filed a motion for summary judgment in November 2005. On February 24, 2006, the Court granted Distribution Corporation’s motion for summary judgment dismissing plaintiff’s claims for wrongful death and punitive damages. The Court denied Distribution Corporation’s motion for summary judgment to dismiss plaintiff’s negligence claim seeking recovery for conscious pain and suffering. On March 15, 2006, the plaintiff appealed the Court’s decision to the New York State Supreme Court, Appellate Division, Fourth Department. On March 29, 2006, Distribution Corporation filed a cross-appeal.

        On December 22, 2003, the Pennsylvania Department of Environmental Protection (DEP) issued an order to Seneca to halt its timber harvesting operations on 21,000 acres in Cameron, Elk and McKean counties in Pennsylvania. The order asserted certain violations of DEP regulations concerning erosion, sedimentation and stream crossings. The order required Seneca to apply for certain permits, control erosion, submit plans for removal of water encroachments not included in permit applications, notify the DEP of additional current or planned timber harvesting operations, and grant the DEP access to timber acreage. On January 9, 2004, Seneca filed with the Pennsylvania Environmental Hearing Board (Hearing Board) a notice of appeal, objecting to each finding and order contained in the order, and asserting that the DEP’s findings were factually incorrect, an arbitrary exercise of the DEP’s functions and duties, and contrary to law. Also on January 9, 2004, Seneca filed with the Hearing Board a petition requesting a stay of operation of portions of the order. On January 16, 2004, the parties settled Seneca’s request for a stay. Seneca resumed its timber harvesting operations pursuant to the terms of the settlement. The settlement of Seneca’s request for a stay preserved various issues raised by the DEP’s order for a hearing on the merits of Seneca’s notice of appeal. The most substantial issue was whether Seneca is required to apply for a permit under Section 102.5(b) of Title 25 of the Pennsylvania Code, governing earth disturbance activities of greater than 25 acres. Seneca maintained that no permit is required because each of its individual logging sites disturbs less than 25 acres, and the law does not require aggregation of individual sites.

        Seneca and the DEP have agreed to a final settlement of this matter. The final settlement provides in part that Seneca will submit to the DEP an Erosion and Sedimentation Control Plan (“E&S Plan”) for each individual earth disturbance activity for which such a plan is required by Section 102.4 of Title 25 of the Pennsylvania Code. Generally, Seneca may proceed with any earth disturbance activity provided it has submitted a written E&S Plan to the DEP 15 business days prior to commencement of the proposed activity. Seneca is not required to apply for a permit under Section 102.5(b) of Title 25 of the Pennsylvania Code, governing earth disturbance activities of greater than 25 acres. Finally, under the terms of the final settlement, Seneca will pay a total of $9,000 in civil penalties and damages.

        On April 7, 2006, the NYPSC, PaPUC and Pennsylvania Office of Consumer Advocate filed a complaint against Supply Corporation with the FERC under Section  5(a) of the Natural Gas Act and a

Item 1. Legal Proceedings (Concl.)

motion for summary disposition against Supply Corporation under Section 13 of the Natural Gas Act. For a discussion of these matters, refer to Part I, Item 2 — MD&A of this report under the heading “Other Matters — Rate and Regulatory Matters.”

        The Company believes, based on the information presently known, that the ultimate resolution of the Fordham case will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcome of this matter, and it is possible that the outcome could be material to results of operations or cash flow for a particular quarter or annual period.* In addition, regarding the complaint filed against Supply Corporation at FERC, the Company believes that chances are remote that the complainants will succeed in challenging the authority of Supply Corporation to sell retained gas.* Nevertheless, the resolution of the complaint and the motion for summary disposition filed at FERC could have a material effect on the Company’s financial condition, results of operations or cash flow.*

        For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 4 and Part I, Item 2 — MD&A of this report under the heading “Other Matters — Environmental Matters.”

        In addition to the proceedings disclosed above, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor to have a material adverse effect on the financial condition of the Company.*

Item 1A. Risk Factors

        The risk factors in Item 1A of the Company’s 2005 Form 10-K have not materially changed other than as set forth below. The information presented below updates and should be read in conjunction with the risk factors disclosed in that Form 10-K.

The nature of National Fuel’s operations presents inherent risks of loss that could adversely affect its results of operations, financial condition and cash flows.

        National Fuel’s operations are subject to inherent hazards and risks such as: fires; natural disasters; explosions; formations with abnormal pressures; blowouts; collapses of wellbore casing or other tubulars; pipeline ruptures; spills; and other hazards and risks that may cause personal injury, death, property damage, environmental damage or business interruption losses. Additionally, National Fuel’s facilities, machinery, and equipment may be subject to sabotage. Any of these events could cause a loss of hydrocarbons, environmental pollution, personal injury or death claims, damage to National Fuel’s properties or damage to the properties of others. As protection against operational hazards, National Fuel maintains insurance coverage against some, but not all, potential losses. In addition, many of the agreements that National Fuel executes with contractors provide for the division of responsibilities between the contractor and National Fuel, and National Fuel seeks to obtain an indemnification from the contractor for certain of these risks. National Fuel is not always able, however, to secure written agreements with its contractors that contain indemnification, and sometimes National Fuel is required to indemnify others.

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

Item 1A. Risk Factors (Concl.)

        Due to large insurance losses caused by Hurricanes Katrina and Rita, the insurance industry has significantly increased premiums for insurance on Gulf of Mexico properties, and has reduced the limits typically available for windstorm damage. As a result, National Fuel has determined that it is not economical to purchase insurance to fully cover its exposures in the Gulf of Mexico in the event of a named windstorm. National Fuel has procured named windstorm coverage in an amount equal to approximately three times the estimated physical damage loss sustained by National Fuel as a result of named windstorms during the 2005 hurricane season. No assurance can be given, however, that such amount will be sufficient to cover losses that may occur in the future.

        Hazards and risks faced by National Fuel, and insurance and indemnification obtained or provided by National Fuel, may subject National Fuel to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines or penalties against National Fuel or be resolved on unfavorable terms, the result of which could have a material adverse effect on National Fuel’s results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On January 3, 2006, the Company issued a total of 2,100 unregistered shares of Company common stock to the seven non-employee directors of the Company serving on the Board of Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended March 31, 2006, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                                            Total Number of        Maximum Number
                                                                          Shares Purchased as    of Shares that May
                                                                           Part of Publicly       Yet Be Purchased
                                                                            Announced Share         Under Share
                             Total Number of       Average Price Paid     Repurchase Plans or     Repurchase Plans
Period                     Shares Purchased(a)         per Share               Programs             or Programs(b)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Jan. 1 - 31, 2006                10,169                  $32.88                    -                  8,000,000
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Feb. 1 - 28, 2006                125,353                 $32.20                 115,800               7,884,200
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Mar. 1 - 31, 2006                806,157                 $32.23                 709,450               7,174,750
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                            941,679                 $32.23                 825,250               7,174,750
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(a)     Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company’s share repurchase program. Shares purchased other than through a publicly announced share repurchase program totaled 10,169 in January 2006, 9,553 in February 2006 and 96,707 in March 2006. Of the shares purchased other than through a publicly announced share repurchase program mentioned in the previous sentence, 31,023 shares were purchased for the Company’s 401(k) plans and 85,406 shares were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)     On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of National Fuel Gas Company was held on February 16, 2006. At that meeting, the shareholders elected directors, appointed an independent registered public accounting firm, and rejected a shareholder proposal to reduce the compensation of the Company’s non-employee directors.

         The total votes were as follows:

                                                For              Withheld
                                                ---              --------
(i)      Election of directors to
         serve for a three-year
         term:
           - R. Don Cash                    73,088,520           1,893,863
           - George L. Mazanec              73,062,016           1,920,367

         Election of directors to
         serve for a two-year
         term:
           - John F. Riordan                73,617,335           1,365,048

         Other directors whose term of office continued after the meeting:

         Term expiring in 2007:  Philip C. Ackerman, Craig G. Matthews, and Richard G. Reiten.

         Term expiring in 2008:  Robert T. Brady and Rolland E. Kidder.

                                                                                                   Broker
                                                For                Against         Abstain       Non-Votes
                                                ---                -------         -------       ---------

(ii)     Appointment of
         PricewaterhouseCoopers
         LLP as independent
         registered public
         accounting firm                    73,389,799            1,268,463        324,121                -

(iii)    Adoption of shareholder
         proposal to reduce the
         compensation of non-
         employee directors                  5,198,024           48,371,311      1,946,254       19,466,794

Item 6. Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 -------            ----------------------

                 10.1     Description of  bonuses awarded to executive officer.

                 10.2     Description of performance goals for certain executive officers.

                 10.3     Noncompete and Restrictive Covenant Agreement, dated February 1, 2006, between the Company and Dennis J. Seeley.

                 10.4     Description of salaries of certain executive officers.

                 12       Statements regarding Computation of Ratios:

Item 6. Exhibits (Concl.)

                                    Ratio of Earnings to Fixed  Charges for the Twelve Months Ended March 31, 2006 and the Fiscal Years
                                    Ended September 30, 2001 through 2005.

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
                                    2006 and 2005.

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
                                                          Treasurer and Principal Financial Officer

                                                          /s/K. M. Camiolo
                                                          K. M. Camiolo
                                                          Controller and Principal Accounting Officer

Date: May 5, 2006

EXHIBIT INDEX
(Form 10-Q)

Exhibit 10.1               Description of bonuses awarded to executive officer.

Exhibit 10.2               Description of performance goals for certain executive officers.

Exhibit 10.3               Noncomplete and Restrictive Covenant Agreement, dated February 1, 2006, between the Company and Dennis J. Seeley

Exhibit 10.4               Description of salaries of certain executive officers.

Exhibit 12                 Statements regarding Computation of Ratios:
                           Ratio of Earnings to Fixed Charges for the Twelve
                           Months Ended March 31, 2006 and the Fiscal Years Ended
                           September 30, 2001 through 2005.

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

Exhibit 31.2               Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or
                           Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99                 National Fuel Gas Company Consolidated Statements of
                           Income for the Twelve Months Ended March 31, 2006
                           and 2005.