Form 10-Q/A
period 2006-06-30
NATIONAL FUEL GAS CO
filed 2006-09-14
CIK 70145

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
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

Explanatory Note

        National Fuel Gas Company (the Company) inadvertently omitted a digit from a number in the Consolidated Statement of Cash Flows for the nine months ended June 30, 2005 when it filed a Form 10-Q for the quarterly period ended June 30, 2006 on August 4, 2006. The Change in Accounts Payable on the Consolidated Statement of Cash Flows for the nine months ended June 30, 2005 was erroneously reported as $3,886 instead of the correct amount of $23,886 (both amounts are in thousands of dollars). All other amounts on the Consolidated Statement of Cash Flows were correct as originally reported. This amendment includes Part I – Item 1, Part II – Item 6 and Exhibits 31.1, 31.2 and 32. This amendment is accurate as of the date of the Company’s originally filed Form 10-Q and has not been updated to reflect any events that occurred subsequent to August 4, 2006. The Company is including currently dated certifications as listed in revised Item 6 of Part II of this Form 10-Q/A.

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
============================================================================ ==================== ===================

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

                                                       National Fuel Gas Company
                                                 Consolidated Statements of Cash Flows
                                                              Unaudited)

                                                                                           Nine Months Ended
                                                                                                June 30,
(Thousands of Dollars)                                                                  2006                 2005
                                                                                ------------------ ----------------------

OPERATING ACTIVITIES
   Net Income Available for Common Stock                                               $136,123               $140,276
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
         Impairment of Oil and Gas Producing Properties                                  62,371                      -
         Depreciation, Depletion and Amortization                                       134,267                145,814
         Deferred Income Taxes                                                          (17,430)                 1,994
         Income from Unconsolidated Subsidiaries, Net of
            Cash Distributions                                                            2,452                   (374)
         Minority Interest in Foreign Subsidiaries                                            -                  2,899
         Excess Tax Benefits Associated with Stock-Based
            Compensation Awards                                                          (6,515)                     -
         Other                                                                           (6,493)                (9,342)
         Change in:
           Hedging Collateral Deposits                                                   63,100                 (8,513)
           Receivables and Unbilled Utility Revenue                                     (72,496)               (91,223)
           Gas Stored Underground and Materials and
            Supplies                                                                     21,098                 32,878
           Unrecovered Purchased Gas Costs                                               14,817                  7,532
           Prepayments and Other Current Assets                                          21,800                  1,524
           Accounts Payable                                                             (24,650)                23,886
           Amounts Payable to Customers                                                  30,418                 37,492
           Other Accruals and Current Liabilities                                        49,950                 63,749
           Other Assets                                                                 (15,753)                (8,621)
           Other Liabilities                                                             16,855                 (5,573)
------------------------------------------------------------------------------- ------------------ ----------------------
Net Cash Provided by Operating Activities                                               409,914                334,398
------------------------------------------------------------------------------- ------------------ ----------------------

INVESTING ACTIVITIES
   Capital Expenditures                                                                (218,658)              (157,401)
   Net Proceeds from Sale of Oil and Gas Producing Properties                                 4                     90
   Other                                                                                 (1,578)                 4,001
------------------------------------------------------------------------------- ------------------ ----------------------
Net Cash Used in Investing Activities                                                 (220,232)               (153,310)
------------------------------------------------------------------------------- ------------------ ----------------------

FINANCING ACTIVITIES
   Change in Notes Payable to Banks and Commercial Paper                                      -               (107,243)
   Excess Tax Benefits Associated with Stock-Based
       Compensation Awards                                                                6,515                      -
   Shares Repurchased under Repurchase Plan                                             (76,540)                     -
   Reduction of Long-Term Debt                                                           (7,157)               (10,740)
   Dividends Paid on Common Stock                                                       (73,275)               (69,847)
   Dividends Paid to Minority Interest                                                        -                (12,676)
   Proceeds from Issuance of Common Stock                                                23,399                 12,499
------------------------------------------------------------------------------- ------------------ ----------------------
Net Cash Used in Financing Activities                                                  (127,058)              (188,007)
------------------------------------------------------------------------------- ------------------ ----------------------

Effect of Exchange Rates on Cash                                                          1,395                    (40)
------------------------------------------------------------------------------- ------------------ ----------------------
Net Increase (Decrease) in Cash and Temporary Cash
    Investments                                                                          64,019                 (6,959)

Cash and Temporary Cash Investments at October 1                                         57,607                 57,541

------------------------------------------------------------------------------- ------------------ ----------------------

Cash and Temporary Cash Investments at June 30                                         $121,626                $50,582
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
                      Utility    Storage   Production   Marketing   Timber     Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $186,661   $30,750     $ 86,600     $94,747   $15,311     $414,069    $1,192         $    191      $415,452

Intersegment
Revenues               $  2,514   $20,298     $      -     $     -   $     4     $ 22,816    $1,354         $(24,170)     $      -

Segment Profit
(Loss):
Net Income (Loss)      $    827   $12,642     $(15,127)    $ 1,045   $ 1,529     $    916    $ (212)        $   (593)     $    111

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
                      Utility    Storage   Production   Marketing   Timber     Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers   $1,154,375  $104,835     $257,406    $446,367   $51,377   $2,014,360     $2,250        $    579   $2,017,189

Intersegment
Revenues             $   12,317  $ 61,304     $      -    $     -    $     4   $   73,625     $7,938        $(81,563)  $        -

Segment Profit
(Loss):
Net Income (Loss)    $   51,234  $ 45,384     $ 28,152    $  5,909   $ 5,235   $  135,914     $  404        $   (195)  $  136,123

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
                      Utility    Storage   Production   Marketing   Timber     Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $189,175   $29,642      $77,370     $88,048   $15,028     $399,263    $1,096        $      -      $400,359

Intersegment
Revenues               $  2,734   $20,956      $     -     $     -   $     -     $ 23,690    $1,782        $(25,472)     $      -

Segment Profit
(Loss):
Income (Loss) from
Continuing
Operations             $ (1,684)  $10,843      $13,830     $ 1,548   $   555     $ 25,092    $  270        $  1,031      $ 26,393

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
                      Utility    Storage   Production   Marketing   Timber     Segments   All Other    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenue from
External Customers     $991,651   $98,117     $219,527    $276,106   $46,994   $1,632,395     $4,089       $       -   $1,636,484

Intersegment
Revenues               $ 12,732   $63,071     $      -    $      -   $     1   $   75,804     $6,125       $ (81,929)  $        -

Segment Profit
(Loss):
Income (Loss) from
Continuing
Operations             $ 45,269   $41,577     $ 38,984    $  4,909   $ 4,201   $  134,940     $1,522       $  (1,259)   $ 135,203

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

Item 6. Exhibits

         (a)     Exhibits

                 Exhibit
                 Number             Description of Exhibit
                 --------           ----------------------

                 10.1*              Description of assignment of interests in certain life insurance policies.

                 10.2*              Description of long-term performance incentives under the National Fuel
                                    Gas Company Performance Incentive Program.

                 10.3*              Description of agreement between the Company and P. C. Ackerman regarding death benefit.

                 10.4*              Retirement Agreement between the Company and J. A. Beck.

                 10.5*              Contract for Consulting Services between the Company and J. A. Beck.

                 12*                Statements regarding Computation of Ratios:

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

                 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99*                National  Fuel Gas Company  Consolidated  Statement of Income for the Twelve  Months Ended June 30,
                                    2006 and 2005.

      * These exhibits did not change from the originally filed Form 10-Q; therefore, they are not being resubmitted with this Form 10-Q/A.

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

Date: September 14, 2006

EXHIBIT INDEX
(Form 10-Q/A)

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