Form 10-Q
period 2006-12-31
NATIONAL FUEL GAS CO
filed 2007-02-06
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 1-3880

NATIONAL FUEL GAS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	13-1086010

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6363 Main Street
Williamsville, New York	14221

(Address of principal executive offices)	(Zip Code)
(716) 857-7000
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐     NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $1 par value, outstanding at January 31, 2007: 82,769,461 shares.

GLOSSARY OF TERMS
Frequently used abbreviations, acronyms, or terms used in this report:
National Fuel Gas Companies

Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure

Data-Track	Data-Track Account Services, Inc.

Distribution Corporation	National Fuel Gas Distribution Corporation

Empire	Empire State Pipeline

ESNE	Energy Systems North East, LLC

Highland	Highland Forest Resources, Inc.

Horizon	Horizon Energy Development, Inc.

Horizon LFG	Horizon LFG, Inc.

Horizon Power	Horizon Power, Inc.

Leidy Hub	Leidy Hub, Inc.

Model City	Model City Energy, LLC

National Fuel	National Fuel Gas Company

NFR	National Fuel Resources, Inc.

Registrant	National Fuel Gas Company

SECI	Seneca Energy Canada Inc.

Seneca	Seneca Resources Corporation

Seneca Energy	Seneca Energy II, LLC

Supply Corporation	National Fuel Gas Supply Corporation

U.E.	United Energy, a.s.

Regulatory Agencies

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

NTSB	National Transportation Safety Board

NYPSC	State of New York Public Service Commission

PaPUC	Pennsylvania Public Utility Commission

SEC	Securities and Exchange Commission

Other

2006 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2006

Bbl	Barrel (of oil)

Bcf	Billion cubic feet (of natural gas)

Board foot	A measure of lumber and/or timber equal to 12 inches in length by 12 inches in width by one inch in thickness.

Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.

Cashout revenues	A cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper.

Degree day	A measure of the coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.

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

Dth	Decatherm; one Dth of natural gas has a heating value of 1,000,000 British thermal units, approximately equal to the heating value of 1 Mcf of natural gas.

GLOSSARY OF TERMS (Cont.)

Exchange Act	Securities Exchange Act of 1934, as amended

Expenditures for long-lived assets	Includes capital expenditures, stock acquisitions and/or investments in partnerships.

FIN	FASB Interpretation Number

FIN 48	FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109

Firm transportation and/or storage	The transportation and/or storage service that a supplier of such service is obligated by contract to provide and for which the customer is obligated to pay whether or not the service is utilized.

GAAP	Accounting principles generally accepted in the United States of America

Goodwill	An intangible asset representing the difference between the fair value of a company and the price at which a company is purchased.

Hedging	A method of minimizing the impact of price, interest rate, and/or foreign currency exchange rate changes, often times through the use of derivative financial instruments.

Hub	Location where pipelines intersect enabling the trading, transportation, storage, exchange, lending and borrowing of natural gas.

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

Restructuring
Generally referring to partial “deregulation” of the utility industry by statutory or regulatory process. Restructuring of federally regulated natural gas pipelines resulted in the separation (or “unbundling”) of gas commodity service from transportation service for wholesale and large- volume retail markets. State restructuring programs attempt to extend the same process to retail mass markets.

SFAS	Statement of Financial Accounting Standards

SFAS 87	Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions

SFAS 88	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

SFAS 106	Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions

SFAS 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes

SFAS 132R	Statement of Financial Accounting Standards No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits

SFAS 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

GLOSSARY OF TERMS (Concl.)

SFAS 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106, and 132R

Stock acquisitions	Investments in corporations.

Unbundled service	A service that has been separated from other services, with rates charged that reflect only the cost of the separated service.

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

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three Months Ended December 31, 2006 and 2005	6

b. Consolidated Balance Sheets – December 31, 2006 and September 30, 2006	7 - 8

c. Consolidated Statements of Cash Flows – Three Months Ended December 31, 2006 and 2005	9

d. Consolidated Statements of Comprehensive Income — Three Months Ended December 31, 2006 and 2005	10

e. Notes to Consolidated Financial Statements	11 - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1 A. Risk Factors	36 - 37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	•

Item 4. Submission of Matters to a Vote of Security Holders	•

Item 5. Other Information	•

Item 6. Exhibits	37 - 38

Signatures	39
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-12
EX-31.1
EX-31.2
EX-32
EX-99

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
(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2006	2005

INCOME
Operating Revenues	$504,240	$710,756

Operating Expenses
Purchased Gas	242,939	436,778
Operation and Maintenance	99,374	103,628
Property, Franchise and Other Taxes	17,112	17,181
Depreciation, Depletion and Amortization	42,825	43,046

	402,250	600,633

Operating Income	101,990	110,123
Other Income (Expense):
Income from Unconsolidated Subsidiaries	1,231	1,264
Interest Income	1,363	1,134
Other Income	715	741
Interest Expense on Long-Term Debt	(16,043)	(18,218)
Other Interest Expense	(1,849)	(1,775)

Income Before Income Taxes	87,407	93,269
Income Tax Expense	32,887	35,850

Net Income Available for Common Stock	54,520	57,419

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	786,013	813,020

	840,533	870,439
Share Repurchases	34,018	—
Dividends on Common Stock (2006 - $0.30; 2005 - $0.29)	24,787	24,488

Balance at December 31	$781,728	$845,951

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.66	$0.68

Diluted:
Net Income Available for Common Stock	$0.64	$0.67

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,679,343	84,422,717

Used in Diluted Calculation	84,730,910	86,256,862

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
(Thousands of Dollars)	2006	2006

ASSETS
Property, Plant and Equipment	$4,742,029	$4,703,040
Less — Accumulated Depreciation, Depletion and Amortization	1,846,665	1,825,314

	2,895,364	2,877,726

Current Assets
Cash and Temporary Cash Investments	47,598	69,611
Hedging Collateral Deposits	9,760	19,676
Receivables — Net of Allowance for Uncollectible Accounts of $35,677 and $31,427, Respectively	192,608	144,254
Unbilled Utility Revenue	67,866	25,538
Gas Stored Underground	57,865	59,461
Materials and Supplies — at average cost	32,925	36,693
Unrecovered Purchased Gas Costs	23,991	12,970
Prepaid Pension and Post-Retirement Benefit Costs	60,954	64,125
Other Current Assets	60,205	63,723
Deferred Income Taxes	16,533	23,402

	570,305	519,453

Other Assets
Recoverable Future Taxes	79,344	79,511
Unamortized Debt Expense	14,985	15,492
Other Regulatory Assets	76,890	76,917
Deferred Charges	2,068	3,558
Other Investments	90,282	88,414
Investments in Unconsolidated Subsidiaries	13,258	11,590
Goodwill	5,476	5,476
Intangible Assets	30,833	31,498
Fair Value of Derivative Financial Instruments	10,295	11,305
Deferred Income Taxes	6,885	9,003
Other	3,368	4,388

	333,684	337,152

Total Assets	$3,799,353	$3,734,331

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
(Thousands of Dollars)	2006	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 82,624,576 Shares And 83,402,670 Shares, Respectively	$82,625	$83,403
Paid in Capital	557,504	543,730
Earnings Reinvested in the Business	781,728	786,013

Total Common Shareholder Equity Before Items of Other Comprehensive Income	1,421,857	1,413,146
Accumulated Other Comprehensive Income	32,991	30,416

Total Comprehensive Shareholders’ Equity	1,454,848	1,443,562
Long-Term Debt, Net of Current Portion	1,095,466	1,095,675

Total Capitalization	2,550,314	2,539,237

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	71,600	—
Current Portion of Long-Term Debt	129	22,925
Accounts Payable	144,164	133,034
Amounts Payable to Customers	27,101	23,935
Dividends Payable	24,770	25,008
Interest Payable on Long-Term Debt	13,803	18,420
Other Accruals and Current Liabilities	31,071	27,040
Fair Value of Derivative Financial Instruments	26,939	39,983

	339,577	290,345

Deferred Credits
Deferred Income Taxes	551,589	544,502
Taxes Refundable to Customers	10,430	10,426
Unamortized Investment Tax Credit	5,919	6,094
Cost of Removal Regulatory Liability	86,907	85,076
Other Regulatory Liabilities	70,995	75,456
Post-Retirement Liabilities	31,512	32,918
Asset Retirement Obligations	78,464	77,392
Other Deferred Credits	73,646	72,885

	909,462	904,749

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$3,799,353	$3,734,331

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars)	2006	2005

OPERATING ACTIVITIES
Net Income Available for Common Stock	$54,520	$57,419
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	42,825	43,046
Deferred Income Taxes	11,198	16,653
(Income) Loss from Unconsolidated Subsidiaries, Net of Cash Distributions	(18)	1,887
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(13,717)	(6,439)
Other	5,728	3,159
Change in:
Hedging Collateral Deposits	9,916	39,093
Receivables and Unbilled Utility Revenue	(91,341)	(211,491)
Gas Stored Underground and Materials and Supplies	5,324	5,692
Unrecovered Purchased Gas Costs	(11,021)	(13,735)
Prepayments and Other Current Assets	20,398	17,075
Accounts Payable	11,736	56,580
Amounts Payable to Customers	3,166	(127)
Other Accruals and Current Liabilities	(756)	(554)
Other Assets	1,883	(3,083)
Other Liabilities	(6,810)	15,394

Net Cash Provided by Operating Activities	43,031	20,569

INVESTING ACTIVITIES
Capital Expenditures	(65,302)	(70,368)
Investment in Partnership	(1,650)	—
Net Proceeds from Sale of Oil and Gas Producing Properties	2,141	—
Other	(316)	(745)

Net Cash Used in Investing Activities	(65,127)	(71,113)

FINANCING ACTIVITIES
Change in Notes Payable to Banks and Commercial Paper	71,600	74,800
Excess Tax Benefits Associated with Stock-Based Compensation Awards	13,717	6,439
Shares Repurchased under Repurchase Plan	(42,921)	—
Reduction of Long-Term Debt	(23,005)	(2,110)
Dividends Paid on Common Stock	(25,026)	(24,445)
Net Proceeds from Issuance of Common Stock	6,743	2,570

Net Cash Provided by Financing Activities	1,108	57,254

Effect of Exchange Rates on Cash	(1,025)	147

Net Increase (Decrease) in Cash and Temporary Cash Investments	(22,013)	6,857

Cash and Temporary Cash Investments at October 1	69,611	57,607

Cash and Temporary Cash Investments at December 31	$47,598	$64,464

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars)	2006	2005

Net Income Available for Common Stock	$54,520	$57,419

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	(4,868)	255
Unrealized Gain on Securities Available for Sale Arising During the Period	790	1,142
Unrealized Gain on Derivative Financial Instruments Arising During the Period	9,501	40,997
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	3,177	37,931

Other Comprehensive Income, Before Tax	8,600	80,325

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	275	400
Income Tax Expense Related to Unrealized Gain on Derivative Financial Instruments Arising During the Period	3,730	15,776
Reclassification Adjustment for Income Tax Benefit on Realized Losses from Derivative Financial Instruments In Net Income	2,020	14,585

Income Taxes – Net	6,025	30,761

Other Comprehensive Income	2,575	49,564

Comprehensive Income	$57,095	$106,983

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
Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2006, 2005 and 2004 that are included in the Company’s 2006 Form 10-K. The consolidated financial statements for the year ended September 30, 2007 will be audited by the Company’s independent registered public accounting firm after the end of the fiscal year.
     The earnings for the three months ended December 31, 2006 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2007. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.
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
Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $8.5 million at December 31, 2006, is reduced to zero by September 30 of each year as the inventory is replenished.
Accumulated Other Comprehensive Income. The components of Accumulated Other Comprehensive Income, net of related tax effect, are as follows (in thousands):

Item 1. Financial Statements (Cont.)

	At December 31, 2006	At September 30, 2006
Cumulative Foreign Currency Translation Adjustment	$29,833	$34,701
Net Unrealized Loss on Derivative Financial Instruments	(4,582)	(11,510)
Net Unrealized Gain on Securities Available for Sale	7,740	7,225

Accumulated Other Comprehensive Income	$32,991	$30,416

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining diluted earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter ended December 31, 2006, there were 122,253 stock options excluded as being antidilutive. For the quarter ended December 31, 2005, there were no stock options excluded as being antidilutive.
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
Stock-Based Compensation. During the quarter ended December 31, 2006, the Company granted 448,000 stock options having a weighted average exercise price of $39.48. The weighted average grant date fair value of such options was $7.27 per share. The Company also granted 15,000 restricted share awards (non-vested stock as defined in SFAS 123R) during the quarter ended December 31, 2006. The weighted average fair value of such restricted shares was $39.50 per share.
New Accounting Pronouncements. In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the first quarter of the Company’s 2008 fiscal year. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements.
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

Item 1. Financial Statements (Cont.)
     In September 2006, the FASB also issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R). SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, with limited exceptions. The Company is required to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 by the fourth quarter of fiscal 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. If the Company recognized the funded status of its pension and post-retirement benefit plans at September 30, 2006, the Company’s consolidated balance sheet would reflect a liability of $220.8 million instead of the prepaid pension and post-retirement costs of $64.1 million and post-retirement liabilities of $32.9 million that were presented on the balance sheet at September 30, 2006. The Company expects that it will record a regulatory asset for the majority of this liability with the remainder reflected in accumulated other comprehensive income. The Company will recalculate the funded status of its pension and post-retirement benefit plans during the fourth quarter of fiscal 2007.
Note 2 — Income Taxes
     The components of federal, state and foreign income taxes included in the Consolidated Statement of Income are as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005

Operating Expenses:
Current Income Taxes
Federal	$16,653	$14,311
State	5,036	4,814
Foreign	—	72

Deferred Income Taxes
Federal	8,210	10,870
State	1,209	1,695
Foreign	1,779	4,088

	32,887	35,850

Other Income:
Deferred Investment Tax Credit	(174)	(174)

Total Income Taxes	$32,713	$35,676

     The U.S. and foreign components of income before income taxes are as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005

U.S.	$81,575	$79,630
Foreign	5,658	13,465

	$87,233	$93,095

Item 1. Financial Statements (Cont.)
     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Three Months Ended
	December 31,
	2006	2005

Income Tax Expense, Computed at Statutory Rate of 35%	$30,532	$32,583

Increase (Reduction) in Taxes Resulting From:
State Income Taxes	4,059	4,231
Foreign Tax Differential	(185)	(557)
Miscellaneous	(1,693)	(581)

Total Income Taxes	$32,713	$35,676

     Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At December 31, 2006	At September 30, 2006

Deferred Tax Liabilities:
Property, Plant and Equipment	$581,438	$569,677
Other	37,784	37,865

Total Deferred Tax Liabilities	619,222	607,542

Deferred Tax Assets:
Capital Loss Carryover	(8,048)	(8,786)
Other	(83,003)	(86,659)

Total Deferred Tax Assets	(91,051)	(95,445)

Total Net Deferred Income Taxes	$528,171	$512,097

Presented as Follows:
Net Deferred Tax Asset — Current	$(16,533)	$(23,402)
Net Deferred Tax Asset — Non-Current	(6,885)	(9,003)
Net Deferred Tax Liability — Non-Current	551,589	544,502

Total Net Deferred Income Taxes	$528,171	$512,097

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $10.4 million at both December 31, 2006 and September 30, 2006. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $79.3 million and $79.5 million at December 31, 2006 and September 30, 2006, respectively.
     A capital loss carryover of $23.0 million existed at December 31, 2006, which expires if not utilized by September 30, 2008. Although realization is not assured, management determined that it is more likely than not that the entire deferred tax asset associated with this carryover will be realized during the carryover period, and as such, no valuation allowance has been provided at December 31, 2006.
     A deferred tax asset of $6.9 million and $9.0 million relating to Canadian operations existed at December 31, 2006 and September 30, 2006, respectively. Although realization is not assured, management determined that it is more likely than not that future taxable income will be generated in Canada to fully utilize this asset, and as such, no valuation allowance has been provided.

Item 1. Financial Statements (Cont.)
Note 3 — Capitalization
Common Stock. During the three months ended December 31, 2006, the Company issued 545,596 original issue shares of common stock as a result of stock option exercises and 15,000 original issue shares for restricted stock awards (non-vested stock as defined in SFAS 123R). The Company also issued 2,100 original issue shares of common stock to the non-employee directors of the Company as partial consideration for the directors’ services during the three months ended December 31, 2006. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the three months ended December 31, 2006, 156,862 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. During the three months ended December 31, 2006, the Company repurchased 1,183,928 shares for $42.9 million under this program, funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit. Since the share repurchase program was implemented, the Company has repurchased 3,710,478 shares for $128.1 million.
Long-Term Debt. On December 8, 2006, the Company repaid $22.8 million of Empire’s secured debt. Such amount was classified as Current Portion of Long-Term Debt on the Company’s Consolidated Balance Sheet at September 30, 2006.
Note 4 — Commitments and Contingencies
Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At December 31, 2006, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be $3.6 million. This liability has been recorded on the Consolidated Balance Sheet at December 31, 2006. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds. The Company is currently not aware of any material exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.
Other. The Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations and other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor to have a material adverse effect on the financial condition of the Company.
Note 5 — Business Segment Information
     The Company has five reportable segments: Utility, Pipeline and Storage, Exploration and Production, Energy Marketing, and Timber. The division of the Company’s operations into the reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

Item 1. Financial Statements (Cont.)
          The data presented in the tables below reflect the reportable segments and reconciliations to consolidated amounts. As stated in the 2006 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2006 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2006 Form 10-K.

Quarter Ended December 31, 2006 (Thousands)
			Exploration			Total		Corporate and
		Pipeline	and	Energy		Reportable		Intersegment	Total
	Utility	and Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$288,782	$29,809	$88,709	$83,318	$11,763	$502,381	$1,676	$183	$504,240

Intersegment Revenues	$4,029	$20,368	$—	$—	$—	$24,397	$2,198	$(26,595)	$—

Segment Profit:
Net Income	$17,174	$13,688	$20,723	$492	$217	$52,294	$985	$1,241	$54,520

Quarter Ended December 31, 2005 (Thousands)
			Exploration			Total		Corporate and
		Pipeline	and	Energy		Reportable		Intersegment	Total
	Utility	and Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$431,479	$34,738	$82,087	$145,560	$16,908	$710,772	$(16)	$—	$710,756

Intersegment Revenues	$4,121	$21,296	$—	$—	$23	$25,440	$4,527	$(29,967)	$—

Segment Profit (Loss):
Net Income (Loss)	$21,753	$15,850	$17,435	$987	$1,464	$57,489	$570	$(640)	$57,419
     Note 6 — Intangible Assets
          The components of the Company’s intangible assets were as follows (in thousands):

Item 1. Financial Statements (Cont.)

				At September 30,
	At December 31, 2006			2006
	Gross		Net	Net
	Carrying	Accumulated	Carrying	Carrying
	Amount	Amortization	Amount	Amount

Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$8,580	$(4,187)	$4,393	$4,660
Long-Term Gas Purchase Contracts	31,864	(5,424)	26,440	26,838

	$40,444	$(9,611)	$30,833	$31,498

Aggregate Amortization Expense (Thousands)
Three Months Ended December 31, 2006	$665
Three Months Ended December 31, 2005	$666
     The gross carrying amount of intangible assets subject to amortization at December 31, 2006 remained unchanged from September 30, 2006. The only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the transportation contracts is estimated to be $0.8 million for the remainder of 2007 and $1.1 million and $0.5 million for 2008 and 2009, respectively. Amortization expense for transportation contracts is estimated to be $0.4 million for 2010 and 2011. Amortization expense for the long-term gas purchase contracts is estimated to be $1.2 million for the remainder of 2007 and $1.6 million annually for 2008, 2009, 2010 and 2011.
Note 7 — Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):
Three months ended December 31,

	Retirement Plan		Other Post-Retirement Benefits
	2006	2005	2006	2005
Service Cost	$3,225	$4,104	$1,403	$2,007
Interest Cost	11,088	10,049	6,800	6,701
Expected Return on Plan Assets	(12,809)	(12,486)	(6,740)	(5,576)
Amortization of Prior Service Cost	220	239	1	1
Amortization of Transition Amount	—	—	1,782	1,782
Amortization of Losses	3,382	5,777	2,053	5,850
Net Amortization and Deferral
For Regulatory Purposes (Including Volumetric Adjustments) (1)	155	(1,528)	2,339	(2,684)

Net Periodic Benefit Cost	$5,261	$6,155	$7,638	$8,081

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.
Employer Contributions. During the three months ended December 31, 2006, the Company contributed $11.9 million to its other post-retirement benefit plan. In the remainder of 2007, the Company expects to contribute in the range of $15.0 million to $25.0 million to its retirement plan and to contribute in the range of $25.0 million to $35.0 million to its other post-retirement benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company is a diversified energy company consisting of five reportable business segments. For the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, the Company has experienced an overall decrease in earnings of $2.9 million primarily due to lower earnings in the Utility, Pipeline and Storage, Energy Marketing, and Timber segments. Higher earnings in the Exploration and Production segment and Corporate and All Other category partially offset these decreases. The Company’s earnings are discussed further in the Results of Operations section that follows.
     From a capital resources and liquidity perspective, the Company spent $65.3 million on capital expenditures during the quarter ended December 31, 2006, with approximately 71% being spent in the Exploration and Production segment. This is in line with the Company’s expectations.
     The Company is still pursuing its Empire Connector project to expand its natural gas pipeline operations. On December 21, 2006, FERC issued an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. Empire has accepted that Certificate and has also filed a request for clarification of limited aspects of the December 21, 2006 order. The targeted in-service date of the Empire Connector project is November 2008.* There are no other significant changes in the status of the project. The total cost of the Empire Connector project is estimated at $152 million. However, because of an escalation in labor and other construction-related costs caused by an increase in industry-wide demand for such services, the ultimate cost of constructing the project could be as much as 10% to 20% higher. The Company is seeking to mitigate the impact of any potential cost increases. The project is discussed further in the Capital Resources and Liquidity section that follows.
     The Company also began repurchasing outstanding shares of common stock during fiscal 2006 under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of 8 million shares. Through December 31, 2006, the Company had repurchased 3,710,478 shares for $128.1 million under this program, including 1,183,928 shares for $42.9 million in the quarter ended December 31, 2006. These matters are discussed further in the Capital Resources and Liquidity section that follows.
     On January 29, 2007, the Company commenced a rate case in the New York rate jurisdiction of the Utility segment by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million annually. The Company explains in the filing that its request for rate relief is necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also includes a proposal for an aggressive efficiency and conservation initiative with a revenue decoupling mechanism designed to render the Company indifferent to throughput reductions resulting from conservation. This matter is discussed more fully in the Rate and Regulatory Matters section.
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2006 Form 10-K. There have been no subsequent changes to that disclosure.
RESULTS OF OPERATIONS
Earnings
     The Company’s earnings were $54.5 million for the quarter ended December 31, 2006 compared to earnings of $57.4 million for the quarter ended December 31, 2005. The decrease in earnings of $2.9 million is primarily the result of lower earnings in the Utility, Pipeline and Storage, Energy Marketing, and Timber segments, somewhat offset by higher earnings in the Exploration and Production segment and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
the Corporate and All Other categories. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts.
Earnings (Loss) by Segment

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Utility	$17,174	$21,753	$(4,579)
Pipeline and Storage	13,688	15,850	(2,162)
Exploration and Production	20,723	17,435	3,288
Energy Marketing	492	987	(495)
Timber	217	1,464	(1,247)

Total Reportable Segments	52,294	57,489	(5,195)

All Other	985	570	415
Corporate (1)	1,241	(640)	1,881

Total Consolidated	$54,520	$57,419	$(2,899)

(1)	Includes earnings from the former International segment’s activity.
Utility

Utility Operating Revenues

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Retail Sales Revenues:
Residential	$225,432	$344,873	$(119,441)
Commercial	35,635	56,890	(21,255)
Industrial	1,901	4,452	(2,551)

	262,968	406,215	(143,247)

Transportation	26,876	26,916	(40)
Other	2,967	2,469	498

	$292,811	$435,600	$(142,789)

Utility Throughput

			Increase
Three Months Ended December 31 (MMcf)	2006	2005	(Decrease)

Retail Sales:
Residential	16,678	19,524	(2,846)
Commercial	2,868	3,443	(575)
Industrial	192	327	(135)

	19,738	23,294	(3,556)

Transportation	15,853	14,342	1,511

	35,591	37,636	(2,045)

Degree Days

				Percent
Three Months Ended				Colder (Warmer) Than
December 31	Normal	2006	2005	Normal	Prior Year

Buffalo	2,260	1,947	2,210	(13.8)	(11.9)
Erie	2,081	1,878	2,048	(9.8)	(8.3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
2006 Compared with 2005
     Operating revenues for the Utility segment decreased $142.8 million for the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. The $143.2 million decrease in retail gas sales was the result of the recovery of lower gas costs (gas costs are recovered dollar for dollar in revenues) and, to a lesser extent, lower throughput volumes due to warmer weather. The positive impact of the 1.5 Bcf increase in transportation throughput volumes was offset by an out-of-period adjustment of $3.9 million recorded during the quarter ended December 31, 2005. The adjustment was required to correct the New York jurisdiction’s calculation of the symmetrical sharing component of the gas adjustment rate. The adjustment resulted when it was determined that certain credits that had been included in the calculation should have been removed during the implementation of a previous rate case settlement. The symmetrical sharing component is a mechanism included in Distribution Corporation’s New York rate settlement that shares with customers 90% of the difference between actual revenues received from large volume customers and the level of revenues that were projected to be received during the rate year.
     The Utility segment’s earnings for the quarter ended December 31, 2006 were $17.2 million, a decrease of $4.6 million when compared with earnings of $21.8 million for the quarter ended December 31, 2005. In the New York jurisdiction, earnings decreased $4.3 million. The major factors that contributed to the decrease were the symmetrical sharing adjustment discussed above ($2.6 million) and a decline in margin associated with lower usage per customer ($1.1 million). In the Pennsylvania jurisdiction, earnings were flat compared with the quarter ended December 31, 2005.
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarters ended December 31, 2006 and December 31, 2005, the WNC preserved $1.5 million and $0.5 million of earnings, respectively, since it was warmer than normal. In periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers.
Pipeline and Storage
Pipeline and Storage Operating Revenues

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Firm Transportation	$29,489	$31,086	$(1,597)
Interruptible Transportation	945	1,323	(378)

	30,434	32,409	(1,975)

Firm Storage Service	16,402	16,248	154
Other	3,341	7,377	(4,036)

	$50,177	$56,034	$(5,857)

Pipeline and Storage Throughput

			Increase
Three Months Ended December 31 (MMcf)	2006	2005	(Decrease)

Firm Transportation	74,427	102,822	(28,395)
Interruptible Transportation	995	3,723	(2,728)

	75,422	106,545	(31,123)

2006 Compared with 2005
     Operating revenues for the Pipeline and Storage segment decreased $5.9 million in the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. This decrease consisted primarily of a $4.0 million decrease in other revenues and a $2.0 million decrease in firm and interruptible transportation revenues. The decrease in other revenues is primarily due to a $4.0 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
decrease in revenues from unbundled pipeline sales largely due to lower natural gas prices. Approximately $1.2 million of the decrease in firm and interruptible transportation revenues is due to the absence of hurricanes during the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. During the quarter ended December 31, 2005, the Pipeline and Storage segment was able to gain additional contracts with customers and renew existing contracts at higher rates because of the increased demand for transportation services due to market conditions resulting from the effects of hurricane damage to production and pipeline infrastructure in the Gulf of Mexico during the fall of 2005. In addition, there was a $0.8 million decrease in transportation revenue due to a rate reduction in gathering charges and the Utility segment’s cancellation of a portion of its firm transportation capacity based on lower usage in its service territory.
     The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2006 were $13.7 million, a decrease of $2.2 million when compared with earnings of $15.9 million for the quarter ended December 31, 2005. The decrease reflects the earnings impact associated with lower revenues from unbundled pipeline sales ($2.6 million), lower transportation revenues ($1.3 million), and increased interest expense ($0.6 million) associated with higher intercompany borrowings. These earnings decreases were partially offset by a $1.9 million positive earnings impact associated with the discontinuance of hedge accounting for Empire’s interest rate collar. On December 8, 2006, Empire repaid $22.8 million of secured debt. The interest costs of this secured debt were hedged by the interest rate collar. Since the hedged transaction was settled and there will be no future cash flows associated with the secured debt, the unrealized gain in accumulated other comprehensive income associated with the interest rate collar was reclassified to the income statement.
Exploration and Production
Exploration and Production Operating Revenues

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Gas (after Hedging)	$47,014	$49,341	$(2,327)
Oil (after Hedging)	38,325	29,395	8,930
Gas Processing Plant	8,629	13,419	(4,790)
Other	591	1,524	(933)
Intrasegment Elimination (1)	(5,850)	(11,592)	5,742

	$88,709	$82,087	$6,622

(1)	Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.
Production Volumes

			Increase
Three Months Ended December 31	2006	2005	(Decrease)

Gas Production (MMcf)
Gulf Coast	2,723	1,667	1,056
West Coast	944	1,018	(74)
Appalachia	1,394	1,253	141
Canada	1,721	1,911	(190)

	6,782	5,849	933

Oil Production (Mbbl)
Gulf Coast	202	107	95
West Coast	591	685	(94)
Appalachia	27	10	17
Canada	56	87	(31)

	876	889	(13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices

			Increase
Three Months Ended December 31	2006	2005	(Decrease)

Average Gas Price/Mcf
Gulf Coast	$6.55	$10.74	$(4.19)
West Coast	$6.09	$11.08	$(4.99)
Appalachia	$7.22	$13.62	$(6.40)
Canada	$6.39	$10.76	$(4.37)
Weighted Average	$6.58	$11.42	$(4.84)
Weighted Average After Hedging	$6.93	$8.44	$(1.51)

Average Oil Price/Bbl
Gulf Coast	$56.51	$57.90	$(1.39)
West Coast (1)	$51.11	$51.34	$(0.23)
Appalachia	$59.78	$61.53	$(1.75)
Canada	$42.58	$43.18	$(0.60)
Weighted Average	$52.08	$51.45	$0.63
Weighted Average After Hedging	$43.74	$33.07	$10.67

(1)	Includes low gravity oil which generally sells for a lower price.
2006 Compared with 2005
     Operating revenues for the Exploration and Production segment increased $6.6 million for the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. Gas production revenue after hedging decreased $2.3 million. A decrease in the weighted average price of gas after hedging ($1.51 per Mcf) more than offset an overall increase in gas production (933 MMcf). Oil production revenue after hedging increased $8.9 million. An increase in the weighted average price of oil after hedging ($10.67 per bbl) was the primary cause, as production remained relatively flat. The increase in the weighted average price after hedging is largely due to the fact that the Exploration and Production segment hedged significantly less production during the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005. While oil prices did not change significantly quarter over quarter, many of the lower priced hedges during the quarter ended December 31, 2005 had expired, and were not replaced, resulting in an increase to the weighted average oil price (after hedging) received for this segment’s oil production during the quarter ended December 31, 2006. Most of the increase in gas production occurred in the Gulf Coast region (1,056 MMcf). During the quarter ended December 31, 2005, Seneca experienced significant production delays due largely to the impact of hurricane damage to pipeline infrastructure in the Gulf of Mexico. During the quarter ended December 31, 2006, Seneca had substantially all of its pre-hurricane Gulf of Mexico production back on line.
     The Exploration and Production segment’s earnings for the quarter ended December 31, 2006 were $20.7 million compared with earnings of $17.4 million for the quarter ended December 31, 2005. The increase is primarily attributable to the positive impact of higher crude oil revenues as discussed above ($5.8 million), partially offset by the negative impact of lower natural gas revenues, as discussed above ($1.5 million).
Energy Marketing
Energy Marketing Operating Revenues

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Natural Gas (after Hedging)	$83,270	$145,523	$(62,253)
Other	48	37	11

	$83,318	$145,560	$(62,242)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Energy Marketing Volumes

			Increase
Three Months Ended December 31	2006	2005	(Decrease)

Natural Gas — (MMcf)	11,116	9,975	1,141
2006 Compared with 2005
     Operating revenues for the Energy Marketing segment decreased $62.2 million for the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. This decrease primarily reflects lower gas sales revenue due to a decrease in the price of natural gas commodity prices that were recovered through revenues, partially offset by an increase in throughput. The increase in throughput was due to the addition of certain large, low-margin industrial customers, offset in part by a decrease in wholesale natural gas sales to other energy marketing companies.
     The Energy Marketing segment’s earnings decreased $0.5 million from $1.0 million for the quarter ended December 31, 2005 to $0.5 million for the quarter ended December 31, 2006. Per unit gross margins declined, largely due to the higher cost of gas storage and transportation services as well as the impact of the addition of certain large, but low-margin industrial customers.
Timber
Timber Operating Revenues

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Log Sales	$4,065	$6,256	$(2,191)
Green Lumber Sales	918	1,462	(544)
Kiln Dry Lumber Sales	6,270	8,500	(2,230)
Other	510	713	(203)

Operating Revenues	$11,763	$16,931	$(5,168)

Timber Board Feet

			Increase
Three Months Ended December 31 (Thousands)	2006	2005	(Decrease)

Log Sales	1,709	2,491	(782)
Green Lumber Sales	1,530	1,974	(444)
Kiln Dry Lumber Sales	3,157	4,486	(1,329)

	6,396	8,951	(2,555)

2006 Compared with 2005
     Operating revenues for the Timber segment decreased $5.2 million for the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. The decrease in revenues can be attributed to unfavorable weather conditions during the quarter ended December 31, 2006 that greatly diminished the harvesting of logs. These conditions consisted of warm, wet weather that made it difficult to bring logging trucks into the forests. Weather conditions were significantly more favorable during the quarter ended December 31, 2005. These unfavorable conditions for harvesting resulted in a decline in log sales of $2.2 million or 782,000 board feet. There was also a decline in both green lumber and kiln dry lumber sales of $0.5 million and $2.2 million, respectively, since there were fewer logs available for processing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     The Timber segment’s earnings for the quarter ended December 31, 2006 were $0.2 million, a decrease of $1.3 million when compared with earnings of $1.5 million for the quarter ended December 31, 2005. The decrease was primarily due to lower margins from lumber and log sales ($1.7 million) as a result of the decline in revenues noted above. This decrease was partially offset by a decline in depletion expense of $0.4 million.
Corporate and All Other
2006 Compared with 2005
     Corporate and All Other operations recorded earnings of $2.2 million for the quarter ended December 31, 2006 compared with a loss of $0.1 million for the quarter ended December 31, 2005. This improvement was largely due to an increase in intercompany interest income. On a consolidated basis, all significant intercompany balances and transactions are eliminated.
Interest Charges
     Interest on long-term debt decreased $2.2 million for the quarter ended December 31, 2006 as compared with the quarter ended December 31, 2005. This decrease can be attributed to a $1.9 million benefit to interest expense as a result of the discontinuance of hedge accounting for Empire’s interest rate collar, as discussed above under Pipeline and Storage. The underlying long-term debt associated with this interest rate collar was repaid during the current quarter and the unrealized gain recorded in accumulated other comprehensive income associated with the interest rate collar was reclassified to interest expense.
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary source of cash during the three-month period ended December 31, 2006 consisted of short-term borrowings and cash provided by operating activities. This source of cash was supplemented by issuances of new shares of common stock as a result of the exercise of stock options. During the three months ended December 31, 2006, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. During 2006, the Company began repurchasing outstanding shares of its common stock under a share repurchase program, which is discussed below under Financing Cash Flow.
Operating Cash Flow
     Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, and income or loss from unconsolidated subsidiaries net of cash distributions.
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
     Cash provided by operating activities in the Exploration and Production segment may vary from period to period as a result of changes in the commodity prices of natural gas and crude oil. The Company uses various derivative financial instruments, including price swap agreements and no cost collars, options and futures contracts in an attempt to manage this energy commodity price risk.
     Net cash provided by operating activities totaled $43.0 million for the three months ended December 31, 2006, an increase of $22.4 million when compared with the $20.6 million provided by operating activities for the three months ended December 31, 2005. The timing of gas cost recovery in the Utility segment for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 is primarily responsible for the increase.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures for long-lived assets totaled $67.0 million during the three months ended December 31, 2006. The table below presents these expenditures:

Three Months Ended December 31, 2006
(in millions of dollars)
			Total
	Capital	Investment	Expenditures for
	Expenditures	in Partnership	Long-Lived Assets

Utility	$12.9	$—	$12.9
Pipeline and Storage	4.9	—	4.9
Exploration and Production	46.6	—	46.6
Timber	0.8	—	0.8
Corporate and All Other	0.1	1.7	1.8

	$65.3	$1.7	$67.0

Utility
     The majority of the Utility capital expenditures for the three months ended December 31, 2006 were made for replacement of mains and main extensions, as well as for the replacement of service lines.
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2006 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems.
     The Company continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. In October 2005, Empire filed an application with the FERC for the authority to build and operate the Empire Connector project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire Pipeline. The application also asked that

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Empire’s existing business and facilities be brought under FERC jurisdiction, and that FERC approve rates for Empire’s existing and proposed services. Assuming the proposed Millennium Pipeline is constructed, the Empire Connector will provide an upstream supply link for the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including KeySpan Gas East Corporation, which has entered into precedent agreements to subscribe for at least 150 MDth per day of natural gas transportation service through the Empire State Pipeline and the Millennium Pipeline systems.* The Empire Connector will be designed to move up to approximately 250 MDth of natural gas per day.* The targeted in-service date is November 2008.* FERC issued on December 21, 2006 an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. Refer to the Rate and Regulatory Matters section that follows for further discussion of this matter. The total cost of the Empire Connector project is estimated at $152 million. However, because of an escalation in labor and other construction-related costs caused by an increase in industry-wide demand for such services, the ultimate cost of constructing the project could be as much as 10% to 20% higher. The Company is seeking to mitigate the impact of any potential cost increases by a combination of competitive bidding and seeking partnering arrangements with its contractors. Further, as discussed in the Rate and Regulatory Matters section that follows, the Company is also seeking sales and property tax abatements as a means of offsetting the impact of rising construction costs. The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* As of December 31, 2006, the Company had incurred approximately $6.3 million in costs (all of which have been reserved) related to this project. Of this amount, $0.4 million and $0.7 million were incurred during the quarters ended December 31, 2006 and December 31, 2005, respectively. The Company will continue to reserve for project related costs until such time as a final service agreement is signed with KeySpan, which is expected to be completed in the spring of 2007.* At such time, the Company anticipates reversing the reserve that has been established since it believes that such costs will be recovered as part of rate base.*
     The Company also has plans to expand Supply Corporation’s existing interconnect with Empire at Pendleton, New York. Compression will be added to allow Supply Corporation transportation and storage volumes to be delivered to Empire, which is operated at higher pressures than Supply Corporation’s system.* The Pendleton Compression project will be a key strategic expansion for Supply Corporation, allowing access to both Empire and Millennium markets to the east, as well as for Empire, providing its shippers with access to storage services and Supply Corporation’s array of interconnects. Supply Corporation is in the process of negotiating customer agreements, and expects to complete design and launch the regulatory approval process in 2007.* There have been no costs incurred by the Company related to this project as of December 31, 2006. The target in-service date for the Pendleton Compression project is contingent upon the Millennium/Empire Connector timeline.* Accordingly, Supply Corporation anticipates that most of the capital spending associated with this expansion will occur in fiscal 2008.*
     Supply Corporation continues to view the Tuscarora Extension project as an important link to Millennium and potential storage development in the Corning, New York area.* The new pipeline, which would expand the Supply Corporation system from its Tuscarora storage field to the intersection of the proposed Millennium and Empire Connector pipelines, will be designed initially to transport up to approximately 130 MDth of natural gas per day. It may also provide Supply Corporation with the opportunity to increase the deliverability of the existing Tuscarora storage field.* The project timeline relies on market development, and should the market mature, the Company anticipates financing the Tuscarora Extension with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* There have been no costs incurred by the Company related to this project as of December 31, 2006. The Company has not yet filed an application with the FERC for the authority to build and operate the Tuscarora Extension.
Exploration and Production
     The Exploration and Production segment capital expenditures for the three months ended December 31, 2006 included approximately $9.3 million for Canada, $21.1 million for the Gulf Coast region ($19.2 million for the off-shore program in the Gulf of Mexico), $11.8 million for the West Coast

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
region and $4.4 million for the Appalachian region. The significant amount spent in the Gulf Coast region is related to high commodity prices, which has improved the economics of investment in the area, plus projected royalty relief. These amounts included approximately $8.4 million spent to develop proved undeveloped reserves.
Timber
     The majority of the Timber segment capital expenditures for the three months ended December 31, 2006 were made for purchases of equipment for Highland’s sawmill and kiln operations.
Corporate and All Other
     The majority of the Corporate and All Other category expenditures for long-lived assets for the three months ended December 31, 2006 consisted of a $1.65 million capital contribution to Seneca Energy by Horizon Power. Seneca Energy generates and sells electricity using methane gas obtained from landfills owned by outside parties. Seneca Energy is in the process of expanding its generating capacity from 11.2 megawatts to 17.6 megawatts. In January 2007, Horizon Power contributed an additional $1.65 million towards the expansion. Horizon Power has funded its capital contributions with short-term borrowings.
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
     Consolidated short-term debt increased $71.6 million during the three months ended December 31, 2006. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2006, the Company had outstanding short-term notes payable to banks and commercial paper of $41.5 million and $30.1 million, respectively. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $455.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines.* The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million that extends through September 30, 2010.
     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter from September 30, 2005 through September 30, 2010. At December 31, 2006, the Company’s debt to capitalization ratio (as calculated under the facility) was .45. The constraints specified in the committed credit facility would permit an additional $1.53 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Under the Company’s existing indenture covenants, at December 31, 2006, the Company would have been permitted to issue up to a maximum of $1.1 billion in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*
     The Company’s 1974 indenture, pursuant to which $399.0 million (or 36%) of the Company’s long-term debt (as of December 31, 2006) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
     The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2006, the Company had no debt outstanding under the committed credit facility.
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
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. As of December 31, 2006, the Company has repurchased 3,710,478 shares for $128.1 million under this program, including 1,183,928 shares for $42.9 million during the quarter ended December 31, 2006, funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit.* It is expected that open market repurchases will continue from time to time depending on market conditions.*
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $41.5 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $6.1 million. The Company has guaranteed 50% or $3.0 million of these capital lease commitments.
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
     For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2006 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.
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
     On January 29, 2007, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million. It is anticipated that following standard procedure, the NYPSC will suspend the proposed tariff amendments through late December 2007 to enable its staff and intervenors to conduct a routine investigation and hold hearings. Distribution Corporation explains in the filing that its request for rate relief is necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also includes a proposal for an aggressive efficiency and conservation initiative with a revenue decoupling mechanism designed to render the company indifferent to throughput reductions resulting from conservation. The NYPSC may accept, reject or modify the Company’s filing. The outcome of the proceeding cannot be ascertained at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pennsylvania Jurisdiction
     On June 1, 2006, Distribution Corporation filed proposed tariff amendments with PaPUC to increase annual revenues by $25.9 million to cover increases in the cost of service to be effective July 30, 2006. The rate request was filed to address increased costs associated with Distribution Corporation’s ongoing construction program as well as increases in operating costs, particularly uncollectible accounts. Following standard regulatory procedure, the PaPUC issued an order on July 20, 2006 instituting a rate proceeding and suspending the proposed tariff amendments until March 2, 2007.* On October 2, 2006, the parties, including Distribution Corporation, Staff of the PaPUC and intervenors, executed an agreement (Settlement) proposing to settle all issues in the rate proceeding. The Settlement includes an increase in annual revenues of $14.3 million to non-gas revenues, an agreement not to file a rate case until January 28, 2008 at the earliest and an early implementation date. The Settlement was approved by the PaPUC at its meeting on November 30, 2006, and the new rates became effective January 1, 2007.
     On June 8, 2006, the NTSB issued safety recommendations to Distribution Corporation as a result of an investigation of a natural gas explosion that occurred on Distribution Corporation’s system in Dubois, Pennsylvania in August 2004. The explosion destroyed a residence, resulting in the death of two people who lived there, and damaged a number of other houses in the immediate vicinity.
     The NTSB and Distribution Corporation differ in their assessment of the probable cause of the explosion. The NTSB determined that the probable cause was the fracture of a defective “butt-fusion joint” which had joined two sections of plastic pipe, and the failure of Distribution Corporation to have an adequate program to inspect butt-fusion joints and replace those joints not meeting its inspection criteria. Distribution Corporation had submitted to the NTSB a proposed determination of probable cause that was substantially different, namely, that the probable cause was the improper excavation and backfill operations of a third party that had worked in the vicinity of Distribution Corporation’s pipeline. Distribution Corporation also had raised issues concerning the testing standards employed in the NTSB investigation. The NTSB has noted Distribution Corporation’s disagreement with the NTSB’s finding of probable cause and has forwarded to its pipeline staff the information provided by Distribution Corporation. Distribution Corporation is considering alternatives by which to seek review of the NTSB’s findings and conclusions to ensure that the NTSB considered all relevant evidence, including the report of Distribution Corporation’s third-party plastic pipe expert and other relevant evidence, in reaching its determination of probable cause.
     The NTSB’s safety recommendations to Distribution Corporation involved revisions to its butt-fusion procedures for joining plastic pipe, and revisions to its procedures for qualifying personnel who perform plastic fusions. Although not required by law to do so, Distribution Corporation implemented those recommendations. In December 2006, the NTSB classified its recommendations as “closed” after determining that Distribution Corporation took acceptable action with respect to the recommendations.
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
Pipeline and Storage
     On April 7, 2006, the NYPSC, PaPUC and Pennsylvania Office of Consumer Advocate filed a complaint and a motion for summary disposition against Supply Corporation with the FERC under Sections 5(a) and 13 of the Natural Gas Act (NGA). The complainants alleged that Supply Corporation’s rates were unjust and unreasonable, and that Supply Corporation was permitted to retain more gas from shippers than is necessary for fuel and loss. As a result, the complainants alleged, Supply Corporation has excess annual earnings of approximately $30 million to $35 million. An uncontested settlement of this complaint is awaiting FERC approval to become final.
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
     After considerable motion practice, discovery and negotiation, Supply Corporation filed on November 17, 2006, a motion asking FERC to approve an uncontested settlement of all the issues raised or which could have been raised in the proceeding. The proposed settlement would be implemented when and if FERC approves the settlement, but if approved would be effective as of December 1, 2006. On December 20, 2006, the presiding Administrative Law Judge certified the settlement to FERC for final approval. The principal elements of the settlement and the procedural history of the case were all detailed in the Company’s 2006 Form 10-K. The Company’s earnings guidance is based on Supply Corporation’s expectation that the settlement will be approved by the FERC and become effective according to its terms.*
     Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.
     Among the issues that will be resolved in connection with Empire’s FERC application to build the Empire Connector are the rates and terms of service that would become applicable to all of Empire’s

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
business, effective upon Empire accepting the FERC certificate and placing its new facilities into service (currently targeted for November 2008). At that time, Empire would become an interstate pipeline subject to FERC regulation.*
     The FERC issued on December 21, 2006 an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. That order, in part, largely accepts Empire’s September 18, 2006 rate and tariff related compliance filing that was described in the Company’s 2006 Form 10-K, and also contains various environmental and other conditions. Empire has accepted that Certificate and has also filed a request for clarification (or, in the alternative, rehearing) of limited aspects of the December 21, 2006 order. Additional environmental permits from the U.S. Army Corps of Engineers and state environmental agencies will also be required.* Empire is also seeking from six counties in upstate New York sales tax abatements and temporary partial property tax abatements necessary to enable the Empire Connector to generate a fair return, in light of construction costs expected to exceed the costs anticipated in Empire’s 2005 application to build this project for a 2007 in-service date.* The Company expects that all the necessary permits and abatements will be obtained and accepted, that firm service agreements will be signed, that acceptable proposals for materials and construction-related services will be received, and that the Empire Connector project will be built and in service by November 2008.*
Environmental Matters
     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal site will be $3.6 million.* This liability has been recorded on the Consolidated Balance Sheet at December 31, 2006. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.* The Company is currently not aware of any material exposure to environmental liabilities. However, adverse changes in environmental regulations or other factors could impact the Company.*
New Accounting Pronouncements
     In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the first quarter of the Company’s 2008 fiscal year. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     In September 2006, the FASB issued SFAS 158, an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R. SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of Company’s fiscal year, with limited exceptions. The Company is required to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 by the fourth quarter of fiscal 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. If the Company recognized the funded status of its pension and post-retirement benefit plans at September 30, 2006, the Company’s Consolidated Balance Sheet would reflect a liability of $220.8 million instead of the prepaid pension and post-retirement costs of $64.1 million and pension and post-retirement liabilities of $32.9 million that were presented on the balance sheet at September 30, 2006. The Company expects that it will record a regulatory asset for the majority of this liability with the remainder reflected in accumulated other comprehensive income. The Company will recalculate the funded status of its pension and post-retirement benefit plans during the fourth quarter of fiscal 2007. The difference between what the Company currently records on its Consolidated Balance Sheet for its pension and post-retirement benefit obligations and what it will be required to record under SFAS 158 is due to certain unrecognized actuarial gains and losses and unrecognized prior service costs for both the pension and other post-retirement benefit plans as well as an unrecognized transition obligation for the other post-retirement benefit plan. These amounts are not required to be recorded on the Company’s Consolidated Balance Sheet under the current accounting standards, but were instead amortized over a period of time.
Safe Harbor for Forward-Looking Statements
     The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those which are designated with an asterisk (“*”) and those which are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:
1.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations;

2.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents;

3.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather such as hurricanes;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
4.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

5.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

6.	Changes in the availability and/or price of derivative financial instruments;

7.	Changes in the price differentials between various types of oil;

8.	Inability to obtain new customers or retain existing ones;

9.	Significant changes in competitive factors affecting the Company;

10.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

11.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

12.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans, including changes in the plans of the sponsors of the proposed Millennium Pipeline with respect to that project;

13.	The nature and projected profitability of pending and potential projects and other investments;

14.	Occurrences affecting the Company’s ability to obtain funds from operations or from issuances of debt or equity securities to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

15.	Uncertainty of oil and gas reserve estimates;

16.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

17.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

18.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

19.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

20.	Significant changes in tax rates or policies or in rates of inflation or interest;

21.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

22.	Changes in accounting principles or the application of such principles to the Company;

23.	The cost and effects of legal and administrative claims against the Company;

24.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)
25.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

26.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the “Market Risk Sensitive Instruments” section in Item 2 — MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The Company believes, based on the information presently known, that the ultimate resolution of the above matters will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.* No assurances can be given, however, as to the ultimate outcome of these matters, and it is possible that the outcome could be material to results of operations or cash flow for a particular quarter or annual period.*
     For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 4 — Commitments and Contingencies, and Part I, Item 2 — MD&A of this report under the heading “Other Matters — Environmental Matters.”
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
     The risk factors in Item 1A of the Company’s 2006 Form 10-K have not materially changed other than as set forth below. The information presented below supersedes the risk factor having the same caption in the 2006 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in that Form 10-K.
National Fuel is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies.
     In addition to its longer term debt that is issued to the public under its indentures, National Fuel relies upon shorter term bank borrowings and commercial paper to finance a portion of its operations. National Fuel is dependent on these capital sources to provide capital to its subsidiaries to allow them to acquire, maintain and develop their properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to National Fuel or National Fuel may not be able to obtain money at a reasonable cost in the future. National Fuel’s ability to borrow under its credit facilities and commercial paper agreements depends on National Fuel’s compliance with its obligations under the facilities and agreements. In addition, all of National Fuel’s short-term bank loans are in the form of floating rate debt or debt that may have rates fixed for very short periods of time. At present, National Fuel has no active interest rate hedges in place to protect against interest rate fluctuations on short-term bank debt. In addition, the interest rates on National Fuel’s short-term bank loans and the ability of

Item 1A. Risk Factors (Concl.)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 2, 2006 the Company issued a total of 2,100 unregistered shares of Company common stock to the seven non-employee directors of the Company serving on the Board of Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for such directors’ services during the quarter ended December 31, 2006, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price	Repurchase Plans	Repurchase Plans
Period	Purchased (a)	Paid per Share	or Programs	or Programs (b)

Oct. 1-31, 2006	924,952	$36.03	913,828	4,559,622
Nov. 1-30, 2006	301,148	$37.00	267,100	4,292,522
Dec. 1-31, 2006	142,774	$39.39	3,000	4,289,522

Total	1,368,874	$36.59	1,183,928	4,289,522

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company’s publicly announced share repurchase program. Shares purchased other than through a publicly announced share repurchase program totaled 11,124 in October 2006, 34,048 in November 2006 and 139,774 in December 2006 (a three month total of 184,946). Of those shares, 28,084 were purchased for the Company’s 401(k) plans and 156,862 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Exhibit

10	Material Contracts:

10.1	Letter Agreement between National Fuel Gas Company and Matthew D. Cabell, dated November 17, 2006.

10.2	Form of Restricted Stock Award Notice under National Fuel Gas Company 1997 Award and Option Plan.

Item 6. Exhibits (Concl.)

Exhibit
Number	Description of Exhibit

10.3	Form of Stock Option Award Notice under National Fuel Gas Company 1997 Award and Option Plan.

10.4	Employment Continuation and Noncompetition Agreement, dated as of December 11, 2006, among National Fuel Gas Company, Seneca Resources Corporation and Matthew D. Cabell.

10.5	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of January 1, 2007.

10.6	Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective December 6, 2006.

10.7	Description of long-term performance incentives under National Fuel Gas Company Performance Incentive Program.

10.8	Description of performance goals for certain executive officers under the National Fuel Gas Company Annual At Risk Compensation Incentive Program.

12	Statements regarding Computation of Ratios:

Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 2006 and the Fiscal Years Ended September 30, 2002 through 2006.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 2006 and 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY
(Registrant)
Date: February 6, 2007
/s/ R. J. Tanski R. J. Tanski
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo K. M. Camiolo
Controller and Principal Accounting Officer