Form 10-Q
period 2007-03-31
NATIONAL FUEL GAS CO
filed 2007-05-08
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common stock, $1 par value, outstanding at April 30, 2007: 83,475,537 shares.

GLOSSARY OF TERMS
Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Data-Track	Data-Track Account Services, Inc.
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire State Pipeline
ESNE	Energy Systems North East, LLC
Highland	Highland Forest Resources, Inc.
Horizon	Horizon Energy Development, Inc.
Horizon LFG	Horizon LFG, Inc.
Horizon Power	Horizon Power, Inc.
Leidy Hub	Leidy Hub, Inc.
Model City	Model City Energy, LLC
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
SECI	Seneca Energy Canada Inc.
Seneca	Seneca Resources Corporation
Seneca Energy	Seneca Energy II, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NTSB	National Transportation Safety Board
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
2006 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2006
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Board foot	A measure of lumber and/or timber equal to 12 inches in length by 12 inches in width by one inch in thickness.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
Cashout revenues	A cash resolution of a gas imbalance whereby a customer pays Supply Corporation for gas the customer receives in excess of amounts delivered into Supply Corporation’s system by the customer’s shipper.
Degree day	A measure of the coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.
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
Restructuring
Generally referring to partial “deregulation” of the utility industry by a statutory or regulatory process. Restructuring of federally regulated natural gas pipelines has resulted in the separation (or “unbundling”) of gas commodity service from transportation service for wholesale and large-volume retail markets. State restructuring programs attempt to extend the same process to retail mass markets.

SAR	Stock-settled stock appreciation right
SFAS	Statement of Financial Accounting Standards
SFAS 87	Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions
SFAS 88	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits
SFAS 106	Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
SFAS 115	Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities

GLOSSARY OF TERMS (Concl.)

SFAS 123R	Statement of Financial Accounting Standards No. 123R, Share-Based Payment
SFAS 132R	Statement of Financial Accounting Standards No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits
SFAS 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements
SFAS 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106, and 132R
SFAS 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115
Stock acquisitions	Investments in corporations.
Unbundled service	A service that has been separated from other services, with rates charged that reflect only the cost of the separated service.
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

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three and Six Months Ended March 31, 2007 and 2006	6 - 7

b. Consolidated Balance Sheets – March 31, 2007 and September 30, 2006	8 - 9

c. Consolidated Statement of Cash Flows – Six Months Ended March 31, 2007 and 2006	10

d. Consolidated Statements of Comprehensive Income — Three and Six Months Ended March 31, 2007 and 2006	11

e. Notes to Consolidated Financial Statements	12 - 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41 - 42

Part II. Other Information

Item 1. Legal Proceedings	42 - 43

Item 1 A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	•

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	•

Item 6. Exhibits	45

Signatures	46
EX-10.1
EX-10.2
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
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2007	2006

INCOME
Operating Revenues	$812,156	$890,981

Operating Expenses
Purchased Gas	476,904	566,540
Operation and Maintenance	125,539	121,076
Property, Franchise and Other Taxes	20,233	20,120
Depreciation, Depletion and Amortization	42,061	44,278

	664,737	752,014

Operating Income	147,419	138,967
Other Income (Expense):
Income from Unconsolidated Subsidiaries	942	720
Interest Income	885	965
Other Income	2,526	248
Interest Expense on Long-Term Debt	(17,888)	(18,149)
Other Interest Expense	(1,516)	(1,465)

Income Before Income Taxes	132,368	121,286
Income Tax Expense	53,921	42,692

Net Income Available for Common Stock	78,447	78,594

EARNINGS REINVESTED IN THE BUSINESS
Balance at December 31	781,728	845,951

	860,175	924,545
Share Repurchases	333	22,619
Dividends on Common Stock (2007 - $0.30; 2006 - $0.29)	24,940	24,327

Balance at March 31	$834,902	$877,599

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.95	$0.93

Diluted:
Net Income Available for Common Stock	$0.92	$0.91

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,895,087	84,346,733

Used in Diluted Calculation	85,033,127	86,253,597

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Six Months Ended
	March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2007	2006

INCOME
Operating Revenues	$1,316,396	$1,601,737

Operating Expenses
Purchased Gas	719,843	1,003,317
Operation and Maintenance	224,913	224,704
Property, Franchise and Other Taxes	37,345	37,302
Depreciation, Depletion and Amortization	84,886	87,324

	1,066,987	1,352,647

Operating Income	249,409	249,090
Other Income (Expense):
Income from Unconsolidated Subsidiaries	2,173	1,985
Interest Income	2,248	2,098
Other Income	3,241	989
Interest Expense on Long-Term Debt	(33,931)	(36,367)
Other Interest Expense	(3,366)	(3,240)

Income Before Income Taxes	219,774	214,555
Income Tax Expense	86,807	78,542

Net Income Available for Common Stock	132,967	136,013

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	786,013	813,020

	918,980	949,033
Share Repurchases	34,351	22,619
Dividends on Common Stock (2007 - $0.60; 2006 - $0.58)	49,727	48,815

Balance at March 31	$834,902	$877,599

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.61	$1.61

Diluted:
Net Income Available for Common Stock	$1.57	$1.58

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,786,027	84,385,140

Used in Diluted Calculation	84,891,742	86,256,515

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2007	2006
(Thousands of Dollars)
ASSETS
Property, Plant and Equipment	$4,820,700	$4,703,040
Less — Accumulated Depreciation, Depletion and Amortization	1,893,449	1,825,314

	2,927,251	2,877,726

Current Assets
Cash and Temporary Cash Investments	121,809	69,611
Hedging Collateral Deposits	2,034	19,676
Receivables — Net of Allowance for Uncollectible Accounts of $44,471 and $31,427, Respectively	335,666	144,254
Unbilled Utility Revenue	58,850	25,538
Gas Stored Underground	17,021	59,461
Materials and Supplies — at average cost	31,853	36,693
Unrecovered Purchased Gas Costs	13,962	12,970
Prepaid Pension and Post-Retirement Benefit Costs	68,483	64,125
Other Current Assets	30,700	63,723
Deferred Income Taxes	23,951	23,402

	704,329	519,453

Other Assets
Recoverable Future Taxes	79,177	79,511
Unamortized Debt Expense	14,482	15,492
Other Regulatory Assets	85,427	76,917
Deferred Charges	5,234	3,558
Other Investments	80,866	88,414
Investments in Unconsolidated Subsidiaries	15,850	11,590
Goodwill	5,476	5,476
Intangible Assets	30,423	31,498
Fair Value of Derivative Financial Instruments	1,866	11,305
Deferred Income Taxes	4,627	9,003
Other	6,010	4,388

	329,438	337,152

Total Assets	$3,961,018	$3,734,331

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2007	2006
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value Authorized — 200,000,000 Shares; Issued And Outstanding — 83,132,149 Shares and 83,402,670 Shares, Respectively	$83,132	$83,403
Paid in Capital	565,809	543,730
Earnings Reinvested in the Business	834,902	786,013

Total Common Shareholder Equity Before Items of Other Comprehensive Income	1,483,843	1,413,146
Accumulated Other Comprehensive Income	21,733	30,416

Total Comprehensive Shareholders’ Equity	1,505,576	1,443,562
Long-Term Debt, Net of Current Portion	999,000	1,095,675

Total Capitalization	2,504,576	2,539,237

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	96,393	22,925
Accounts Payable	166,990	133,034
Amounts Payable to Customers	10,596	23,935
Dividends Payable	24,927	25,008
Interest Payable on Long-Term Debt	18,419	18,420
Other Accruals and Current Liabilities	176,307	27,040
Fair Value of Derivative Financial Instruments	32,122	39,983

	525,754	290,345

Deferred Credits
Deferred Income Taxes	556,115	544,502
Taxes Refundable to Customers	10,433	10,426
Unamortized Investment Tax Credit	5,743	6,094
Cost of Removal Regulatory Liability	87,986	85,076
Other Regulatory Liabilities	70,842	75,456
Post-Retirement Liabilities	26,953	32,918
Asset Retirement Obligations	79,609	77,392
Other Deferred Credits	93,007	72,885

	930,688	904,749

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$3,961,018	$3,734,331

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
(Thousands of Dollars)	2007	2006

OPERATING ACTIVITIES
Net Income Available for Common Stock	$132,967	$136,013
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	84,886	87,324
Deferred Income Taxes	21,803	(1,435)
(Income) Loss from Unconsolidated Subsidiaries, Net of Cash Distributions	(960)	1,166
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(13,689)	(6,515)
Other	3,818	(5,297)
Change in:
Hedging Collateral Deposits	17,642	60,894
Receivables and Unbilled Utility Revenue	(225,511)	(249,466)
Gas Stored Underground and Materials and Supplies	47,243	33,486
Unrecovered Purchased Gas Costs	(992)	14,817
Prepayments and Other Current Assets	28,659	24,372
Accounts Payable	34,417	(9,951)
Amounts Payable to Customers	(13,339)	11,492
Other Accruals and Current Liabilities	163,928	139,020
Other Assets	(3,765)	(11,837)
Other Liabilities	(2,434)	19,107

Net Cash Provided by Operating Activities	274,673	243,190

INVESTING ACTIVITIES
Capital Expenditures	(132,313)	(134,961)
Investment in Partnership	(3,300)	—
Net Proceeds from Sale of Oil and Gas Producing Properties	2,330	4
Other	(339)	(1,396)

Net Cash Used in Investing Activities	(133,622)	(136,353)

FINANCING ACTIVITIES
Excess Tax Benefits Associated with Stock-Based Compensation Awards	13,689	6,515
Shares Repurchased under Repurchase Plan	(43,344)	(26,577)
Reduction of Long-Term Debt	(23,207)	(4,529)
Dividends Paid on Common Stock	(49,808)	(48,933)
Net Proceeds from Issuance of Common Stock	14,604	7,164

Net Cash Used in Financing Activities	(88,066)	(66,360)

Effect of Exchange Rates on Cash	(787)	15

Net Increase in Cash and Temporary Cash Investments	52,198	40,492

Cash and Temporary Cash Investments at October 1	69,611	57,607

Cash and Temporary Cash Investments at March 31	$121,809	$98,099

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars)	2007	2006

Net Income Available for Common Stock	$78,447	$78,594

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	1,223	(991)
Minimum Pension Liability Adjustment	(320)	—
Unrealized Gain on Securities Available for Sale Arising During the Period	483	1,121
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(20,456)	21,618
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(958)	25,794

Other Comprehensive Income (Loss), Before Tax	(20,028)	47,542

Income Tax Benefit Related to Minimum Pension Liability Adjustment	(121)	—
Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	209	392
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(8,494)	8,334
Reclassification Adjustment for Income Tax (Expense) Benefit on Realized (Gains) Losses from Derivative Financial Instruments In Net Income	(364)	10,000

Income Taxes — Net	(8,770)	18,726

Other Comprehensive Income (Loss)	(11,258)	28,816

Comprehensive Income	$67,189	$107,410

	Six Months Ended
	March 31,
(Thousands of Dollars)	2007	2006

Net Income Available for Common Stock	$132,967	$136,013

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	(3,645)	(736)
Minimum Pension Liability Adjustment	(320)	—
Unrealized Gain on Securities Available for Sale Arising During the Period	1,274	2,263
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(10,955)	62,615
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	2,218	63,725

Other Comprehensive Income (Loss), Before Tax	(11,428)	127,867

Income Tax Benefit Related to Minimum Pension Liability Adjustment	(121)	—
Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	484	791
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(4,764)	24,110
Reclassification Adjustment for Income Tax Benefit on Realized Losses from Derivative Financial Instruments In Net Income	1,656	24,586

Income Taxes — Net	(2,745)	49,487

Other Comprehensive Income (Loss)	(8,683)	78,380

Comprehensive Income	$124,284	$214,393

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
     The earnings for the six months ended March 31, 2007 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2007. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 5 – Business Segment Information.
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
Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $141.8 million at March 31, 2007, is reduced to zero by September 30 of each year as the inventory is replenished.
Accumulated Other Comprehensive Income. The components of Accumulated Other Comprehensive Income, net of related tax effect, are as follows (in thousands):

Item 1. Financial Statements (Cont.)

	At March 31, 2007	At September 30, 2006
Minimum Pension Liability Adjustment	$(199)	$—
Cumulative Foreign Currency Translation Adjustment	31,056	34,701
Net Unrealized Loss on Derivative Financial Instruments	(17,139)	(11,510)
Net Unrealized Gain on Securities Available for Sale	8,015	7,225

Accumulated Other Comprehensive Income	$21,733	$30,416

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options and stock-settled SARs. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and stock-settled SARs as determined using the Treasury Stock Method. Stock options and stock-settled SARs that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter and six months ended March 31, 2007, 11,879 and 283,288 stock options, respectively, were excluded as being antidilutive. In addition, there were 11,111 and 5,494 stock-settled SARs excluded as being antidilutive for the quarter and six months ended March 31, 2007, respectively. For the quarter and six months ended March 31, 2006, there were no stock options or stock-settled SARs excluded as being antidilutive.
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
Stock-Based Compensation. For the quarter and six months ended March 31, 2007, the Company granted 50,000 stock-settled SARs having a weighted average exercise price of $41.20 per share. The weighted average grant date fair value of these stock-settled SARs was $7.81 per share for the quarter and six months ended March 31, 2007. The accounting treatment for such stock-settled SARs is the same under SFAS 123R as the accounting for stock options under SFAS 123R. There were no stock options granted during the quarter ended March 31, 2007. During the six months ended March 31, 2007, the Company granted 448,000 stock options having a weighted average exercise price of $39.48 per share. The weighted average grant date fair value of such options was $7.27 per share for the six months ended March 31, 2007. The Company also granted 10,000 and 25,000 restricted share awards (non-vested stock as defined in SFAS 123R), during the quarter and six months ended March 31, 2007, respectively. The weighted average fair values of such restricted shares were $41.20 and $40.18 per share, respectively, for the quarter and six months ended March 31, 2007.
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

Item 1. Financial Statements (Cont.)
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
     In September 2006, the FASB also issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R). SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, with limited exceptions. The Company is required to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 by the fourth quarter of fiscal 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. If the Company recognized the funded status of its pension and post-retirement benefit plans at September 30, 2006, the Company’s Consolidated Balance Sheet would reflect a liability of $232.5 million instead of the prepaid pension and post-retirement costs of $64.1 million and post-retirement liabilities of $32.9 million that were presented on the balance sheet at September 30, 2006. The Company expects that it will record a regulatory asset for the majority of this liability with the remainder reflected in accumulated other comprehensive income. The Company will recalculate the funded status of its pension and post-retirement benefit plans during the fourth quarter of fiscal 2007.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS 159 is effective as of the Company’s first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.
Note 2 — Income Taxes
     The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows (in thousands):

Item 1. Financial Statements (Cont.)

	Six Months Ended
	March 31,
	2007	2006

Operating Expenses:
Current Income Taxes
Federal	$49,937	$62,466
State	14,823	15,181
Foreign	244	2,328

Deferred Income Taxes
Federal	14,181	(1,433)
State	3,546	(223)
Foreign	4,076	223

	86,807	78,542

Other Income:
Deferred Investment Tax Credit	(348)	(348)

Total Income Taxes	$86,459	$78,194

     The U.S. and foreign components of income before income taxes are as follows (in thousands):

	Six Months Ended
	March 31,
	2007	2006

U.S.	$208,512	$195,503
Foreign	10,914	18,704

	$219,426	$214,207

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Six Months Ended
	March 31,
	2007	2006

Income Tax Expense, Computed at Statutory Rate of 35%	$76,799	$74,972

Increase (Reduction) in Taxes Resulting From:
State Income Taxes	11,940	9,723
Foreign Tax Differential	428	(4,704	)(1)
Miscellaneous	(2,708)	(1,797)

Total Income Taxes	$86,459	$78,194

(1)	Includes a $5.1 million deferred tax benefit relating to additional future tax deductions forecasted in the Exploration and Production segment’s Canadian division.
     Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

Item 1. Financial Statements (Cont.)

	At March 31, 2007	At September 30, 2006

Deferred Tax Liabilities:
Property, Plant and Equipment	$593,523	$569,677
Other	35,876	37,865

Total Deferred Tax Liabilities	629,399	607,542

Deferred Tax Assets:
Capital Loss Carryover	(5,976)	(8,786)
Other	(95,886)	(86,659)

Total Deferred Tax Assets	(101,862)	(95,445)

Total Net Deferred Income Taxes	$527,537	$512,097

Presented as Follows:
Net Deferred Tax Asset – Current	$(23,951)	$(23,402)
Net Deferred Tax Asset – Non-Current	(4,627)	(9,003)
Net Deferred Tax Liability – Non-Current	556,115	544,502

Total Net Deferred Income Taxes	$527,537	$512,097

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $10.4 million at both March 31, 2007 and September 30, 2006. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $79.2 million and $79.5 million at March 31, 2007 and September 30, 2006, respectively.
     A capital loss carryover of $17.1 million existed at March 31, 2007, which expires if not utilized by September 30, 2008. Although realization is not assured, management determined that it is more likely than not that the entire deferred tax asset associated with this carryover will be realized during the carryover period, and as such, no valuation allowance has been provided at March 31, 2007.
     A deferred tax asset of $4.6 million and $9.0 million relating to Canadian operations existed at March 31, 2007 and September 30, 2006, respectively. Although realization is not assured, management determined that it is more likely than not that future taxable income will be generated in Canada to fully utilize this asset, and as such, no valuation allowance has been provided.
Note 3 — Capitalization
Common Stock. During the six months ended March 31, 2007, the Company issued 1,264,117 original issue shares of common stock as a result of stock option exercises and 25,000 original issue shares for restricted stock awards (non-vested stock as defined in SFAS 123R). The Company also issued 4,346 original issue shares of common stock to the non-employee directors of the Company as partial consideration for the directors’ services during the six months ended March 31, 2007. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the six months ended March 31, 2007, 368,656 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. During the six months ended March 31, 2007, the Company repurchased 1,195,328 shares

Item 1. Financial Statements (Cont.)
for $43.3 million under this program, funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit. Since the share repurchase program was implemented, the Company has repurchased 3,721,878 shares for $128.5 million.
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
     As disclosed in Note H of the Company’s 2006 Form 10-K, the Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site in New York for which the Company had not been named as a potentially responsible party. In February 2007, the NYDEC identified the Company as a potentially responsible party for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. The Company has not incurred any clean-up costs at this site. The Company expects to enter negotiations with the NYDEC regarding this site and anticipates that negotiations will extend into 2008.
     At March 31, 2007, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $12.5 million to $16.1 million. The minimum estimated liability of $12.5 million has been recorded on the Consolidated Balance Sheet at March 31, 2007. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.
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

Item 1. Financial Statements (Cont.)
Note 5 – Business Segment Information.
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

Item 1. Financial Statements (Cont.)
Quarter Ended March 31, 2007 (Thousands)

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$501,473	$34,952	$92,610	$163,338	$18,184	$810,557	$1,403	$196	$812,156

Intersegment Revenues	$5,941	$20,884	$—	$—	$—	$26,825	$2,090	$(28,915)	$—

Segment Profit:
Net Income	$33,444	$13,936	$19,801	$6,706	$3,200	$77,087	$467	$893	$78,447
Six Months Ended March 31, 2007 (Thousands)

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$790,256	$64,761	$181,318	$246,656	$29,947	$1,312,938	$3,079	$379	$1,316,396

Intersegment Revenues	$9,970	$41,252	$—	$—	$—	$51,222	$4,287	$(55,509)	$—

Segment Profit:
Net Income	$50,618	$27,624	$40,523	$7,198	$3,417	$129,380	$1,453	$2,134	$132,967
Quarter Ended March 31, 2006 (Thousands)

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$536,235	$39,346	$88,719	$206,061	$19,157	$889,518	$1,075	$388	$890,981

Intersegment Revenues	$5,681	$19,711	$—	$—	$(23)	$25,369	$2,057	$(27,426)	$—

Segment Profit:
Net Income	$28,654	$16,892	$25,845	$3,877	$2,242	$77,510	$46	$1,038	$78,594
Six Months Ended March 31, 2006 (Thousands)

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$967,714	$74,085	$170,806	$351,620	$36,066	$1,600,291	$1,058	$388	$1,601,737

Intersegment Revenues	$9,803	$41,006	$—	$—	$—	$50,809	$6,584	$(57,393)	$—

Segment Profit:
Net Income	$50,407	$32,742	$43,280	$4,864	$3,706	$134,999	$616	$398	$136,013

Item 1. Financial Statements (Cont.)
Note 6 — Intangible Assets
     The components of the Company’s intangible assets were as follows (in thousands):

				At September 30,
	At March 31, 2007			2006
	Gross		Net	Net
	Carrying	Accumulated	Carrying	Carrying
	Amount	Amortization	Amount	Amount

Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$8,580	$(4,454)	$4,126	$4,660
Long-Term Gas Purchase Contracts	31,864	(5,823)	26,041	26,838
Intangible Assets Not Subject to Amortization:
Non-Qualified Benefit Plan Intangible Asset	256	—	256	—

	$40,700	$(10,277)	$30,423	$31,498

Aggregate Amortization Expense:
(Thousands)
Three Months Ended March 31, 2007	$666
Three Months Ended March 31, 2006	$665
Six Months Ended March 31, 2007	$1,331
Six Months Ended March 31, 2006	$1,331
     The gross carrying amount of intangible assets subject to amortization at March 31, 2007 remained unchanged from September 30, 2006. The only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the long-term transportation contracts is estimated to be $0.5 million for the remainder of 2007 and $1.1 million and $0.5 million for 2008 and 2009, respectively. Amortization expense for transportation contracts is estimated to be $0.4 million annually for 2010 and 2011. Amortization expense for the long-term gas purchase contracts is estimated to be $0.8 million for the remainder of 2007 and $1.6 million annually for 2008, 2009, 2010 and 2011.
Note 7 – Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):
Three months ended March 31,

	Retirement Plan		Other Post-Retirement Benefits
	2007	2006	2007	2006
Service Cost	$3,225	$4,104	$1,403	$2,007
Interest Cost	11,088	10,049	6,800	6,701
Expected Return on Plan Assets	(12,809)	(12,486)	(6,740)	(5,576)
Amortization of Prior Service Cost	220	239	1	1
Amortization of Transition Amount	—	—	1,782	1,782
Amortization of Losses	3,382	5,777	2,053	5,850
Net Amortization and Deferral
For Regulatory Purposes (Including Volumetric Adjustments) (1)	4,074	1,907	10,732	2,634

Net Periodic Benefit Cost	$9,180	$9,590	$16,031	$13,399

Item 1. Financial Statements (Concl.)
Six months ended March 31,

	Retirement Plan		Other Post-Retirement Benefits
	2007	2006	2007	2006
Service Cost	$6,450	$8,208	$2,807	$4,015
Interest Cost	22,175	20,098	13,599	13,402
Expected Return on Plan Assets	(25,618)	(24,972)	(13,480)	(11,151)
Amortization of Prior Service Cost	441	478	2	2
Amortization of Transition Amount	—	—	3,563	3,564
Amortization of Losses	6,764	11,554	4,107	11,701
Net Amortization and Deferral
For Regulatory Purposes (Including Volumetric Adjustments) (1)	4,229	379	13,071	(51)

Net Periodic Benefit Cost	$14,441	$15,745	$23,669	$21,482

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.
Employer Contributions. During the six months ended March 31, 2007, the Company contributed $11.4 million to its retirement plan and $27.6 million to its other post-retirement benefit plan. In the remainder of 2007, the Company expects to contribute in the range of $3.0 million to $7.0 million to its retirement plan and to contribute in the range of $12.0 million to $16.0 million to its other post-retirement benefit plan.
Note 8 – Subsequent Event
     On April 30, 2007, the Company repaid $96.3 million of 6.5% unsecured notes. Such amount was classified as Current Portion of Long-Term Debt on the Company’s Consolidated Balance Sheet at March 31, 2007. These notes were callable by the Company at par at any time after September 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company is a diversified energy company consisting of five reportable business segments. For the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, the Company has experienced a slight decrease in earnings primarily due to lower earnings in the Pipeline and Storage, and Exploration and Production segments. Higher earnings in the Utility, Energy Marketing, and Timber segments largely offset these decreases. For the six months ended March 31, 2007 compared to the six months ended March 31, 2006, the Company experienced a decrease in earnings of $3.0 million due primarily to lower earnings in the Pipeline and Storage, and Exploration and Production segments. Higher earnings in the Energy Marketing segment and the Corporate and All Other categories partially offset these decreases. The Company’s earnings are discussed further in the Results of Operations section that follows.
     From a capital resources and liquidity perspective, the Company spent $132.3 million on capital expenditures during the six months ended March 31, 2007, with approximately 72% being spent in the Exploration and Production segment. This is in line with the Company’s expectations.
     The Company is still pursuing its Empire Connector project to expand its natural gas pipeline operations. On December 21, 2006, FERC issued an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. Empire has accepted that Certificate and has also filed a request for clarification of limited aspects of the December 21, 2006 order. The Company expects to make a final decision by May 31, 2007 on whether it will build these facilities and place them in service by November 2008.* The total cost of the Empire Connector project is estimated at $177 million, which is higher than the costs estimated in Empire’s 2005 application.* The Company is seeking to mitigate the impact of this cost increase. There are no other significant changes in the status of the project. The project is discussed further in the Capital Resources and Liquidity section that follows.
     The Company also began repurchasing outstanding shares of common stock during fiscal 2006 under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of 8 million shares. Through March 31, 2007, the Company had repurchased 3,721,878 shares for $128.5 million under this program, including 1,195,328 shares for $43.3 million during the six months ended March 31, 2007. These matters are discussed further in the Capital Resources and Liquidity section that follows.
     On January 29, 2007, the Company commenced a rate case in the New York rate jurisdiction of the Utility segment by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million annually. The Company explains in the filing that its request for rate relief is necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also includes a proposal for an aggressive efficiency and conservation initiative with a revenue decoupling mechanism designed to render the Company indifferent to throughput reductions resulting from conservation. This matter is discussed more fully in the “Rate and Regulatory Matters” section that follows.
     On April 7, 2006, the NYPSC, PaPUC, and Pennsylvania Office of Consumer Advocate filed a complaint and motion for summary disposition against Supply Corporation with the FERC. The complainants alleged that Supply Corporation’s rates were unjust and unreasonable, and that Supply Corporation was permitted to retain more gas from shippers than it needed for fuel and loss. A settlement was reached with all parties and filed with the FERC in November 2006. On February 9, 2007, the FERC issued an order approving the settlement among the parties and Supply Corporation. No parties sought rehearing or challenged the settlement in court, so the settlement is now final and unappealable. This matter is discussed more fully in the “Rate and Regulatory Matters” and “Results of Operations” sections that follow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Lastly, the Company recently announced plans for its Exploration and Production unit, Seneca, to explore the sale of SECI, Seneca’s wholly owned subsidiary that operates in Canada. Seneca plans to focus on areas of value and recent success for its properties in the Gulf of Mexico, maintain its California properties in the West, and dedicate significant additional resources to the development of its Appalachian properties.*
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2006 Form 10-K. There have been no subsequent changes to that disclosure.
RESULTS OF OPERATIONS
Earnings
     The Company’s earnings were $78.4 million for the quarter ended March 31, 2007 compared to earnings of $78.6 million for the quarter ended March 31, 2006. The slight decrease in earnings is primarily the result of lower earnings in the Pipeline and Storage, and Exploration and Production segments, largely offset by higher earnings in the Utility, Energy Marketing, and Timber segments. The Exploration and Production segment’s earnings for the quarter ended March 31, 2006 include a $5.1 million benefit to earnings resulting from an adjustment to a deferred income tax balance.
     The Company’s earnings were $133.0 million for the six months ended March 31, 2007 compared to earnings of $136.0 million for the six months ended March 31, 2006. The decrease in earnings of $3.0 million is primarily the result of lower earnings in the Pipeline and Storage, and Exploration and Production segments, partially offset by higher earnings in the Energy Marketing segment and the Corporate and All Other categories. As mentioned above, earnings for the six months ended March 31, 2006 include a $5.1 million deferred income tax benefit in the Exploration and Production segment.
     Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after tax amounts.
Earnings (Loss) by Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Utility	$33,444	$28,654	$4,790	$50,618	$50,407	$211
Pipeline and Storage	13,936	16,892	(2,956)	27,624	32,742	(5,118)
Exploration and Production	19,801	25,845	(6,044)	40,523	43,280	(2,757)
Energy Marketing	6,706	3,877	2,829	7,198	4,864	2,334
Timber	3,200	2,242	958	3,417	3,706	(289)

Total Reportable Segments	77,087	77,510	(423)	129,380	134,999	(5,619)
All Other	467	46	421	1,453	616	837
Corporate (1)	893	1,038	(145)	2,134	398	1,736

Total Consolidated	$78,447	$78,594	$(147)	$132,967	$136,013	$(3,046)

(1)	Includes earnings from the former International segment’s activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility
Utility Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Retail Sales Revenues:
Residential	$394,218	$422,495	$(28,277)	$619,650	$767,368	$(147,718)
Commercial	67,469	75,758	(8,289)	103,105	132,648	(29,543)
Industrial	3,748	6,272	(2,524)	5,649	10,724	(5,075)

	465,435	504,525	(39,090)	728,404	910,740	(182,336)

Transportation	38,464	32,360	6,104	65,340	59,276	6,064
Other	3,515	5,031	(1,516)	6,482	7,501	(1,019)

	$507,414	$541,916	$(34,502)	$800,226	$977,517	$(177,291)

Utility Throughput

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(MMcf)	2007	2006	(Decrease)	2007	2006	(Decrease)

Retail Sales:
Residential	29,372	26,807	2,565	46,050	46,331	(281)
Commercial	5,428	5,038	390	8,296	8,481	(185)
Industrial	323	459	(136)	514	786	(272)

	35,123	32,304	2,819	54,860	55,598	(738)

Transportation	24,723	22,119	2,604	40,576	36,461	4,115

	59,846	54,423	5,423	95,436	92,059	3,377

Degree Days

				Percent
Three Months Ended				Colder (Warmer) Than
March 31	Normal	2007	2006	Normal	Prior Year

Buffalo	3,327	3,327	2,875	0.0	15.7
Erie	3,142	3,152	2,705	0.3	16.5

Six Months Ended
March 31

Buffalo	5,587	5,274	5,085	(5.6)	3.7
Erie	5,223	5,030	4,753	(3.7)	5.8

2007 Compared with 2006
     Operating revenues for the Utility segment decreased $34.5 million for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006. The decrease is attributable primarily to lower retail gas sales revenues. Retail gas sales revenues decreased $39.1 million largely due to the recovery of lower gas costs (gas costs are recovered dollar for dollar in revenues), which more than offset the increase in retail gas sales revenues resulting from higher volumes. The increase in volumes primarily reflects colder weather for the period. Partially offsetting this decrease in operating revenues was an increase in transportation revenues of $6.1 million. This increase is primarily attributable to the migration of retail customers to transportation service. Also, in the Pennsylvania jurisdiction, the impact of a base rate increase, which became effective in January 2007, increased operating revenues in the quarter by $4.7 million.
     Operating revenues for the Utility segment decreased $177.3 million for the six months ended March 31, 2007 as compared with the six months ended March 31, 2006. The decrease is primarily attributable to lower retail gas sales revenues. The decrease in retail gas sales revenues was largely a function of the recovery of lower gas costs, and, to a lesser extent, slightly lower throughput, as shown

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
above. Partially offsetting this decrease was an increase in transportation revenues of $6.1 million, largely due to a 4.1 Bcf increase in transportation throughput. The $6.1 million increase in transportation revenues would have been greater if not for the impact of a $3.9 million positive out-of-period adjustment recorded in the first quarter of 2006 to correct Distribution Corporation’s calculation of the symmetrical sharing component of New York’s gas adjustment rate. The increase in transportation throughput is primarily attributable to the migration of retail customers to transportation service. Slightly offsetting these decreases, in the Pennsylvania jurisdiction, the impact of a base rate increase, which became effective in January 2007, increased operating revenues for the six-month period by $4.7 million.
     The Utility segment’s earnings for the quarter ended March 31, 2007 were $33.44 million, an increase of $4.79 million when compared with earnings of $28.65 million for the quarter ended March 31, 2006. In the Pennsylvania jurisdiction, earnings increased by $6.1 million primarily due to the impact of a base rate increase ($3.0 million), discussed above, colder weather ($1.8 million), and a lower effective tax rate ($1.3 million). In the New York jurisdiction, earnings decreased by $1.3 million principally due to higher operating expenses.
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended March 31, 2007, the WNC preserved earnings of approximately $0.8 million, as weather was slightly warmer than normal for the period. For the quarter ended March 31, 2006, the WNC preserved earnings of approximately $4.2 million, as weather was warmer than normal for that period as well.
     The Utility segment’s earnings for the six months ended March 31, 2007 were $50.6 million, an increase of $0.2 million when compared with the earnings of $50.4 million for the six months ended March 31, 2006. In the Pennsylvania jurisdiction, earnings increased $5.8 million due primarily to a base rate increase that became effective in January 2007 ($3.0 million), discussed above, colder weather ($2.1 million), and a lower effective tax rate ($1.4 million). Higher intercompany and other interest expense of $0.6 million partly offset these increases. In the New York jurisdiction, earnings decreased $5.6 million due primarily to the out-of-period symmetrical sharing adjustment discussed above ($2.6 million), higher bad debt and other operating costs ($2.7 million), and higher property taxes ($0.5 million).
     For the six months ended March 31, 2007, the WNC preserved earnings of approximately $2.4 million, as the weather was warmer than normal. For the six months ended March 31, 2006, the WNC preserved earnings of approximately $4.7 million, as the weather was also warmer than normal.
Pipeline and Storage
Pipeline and Storage Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Firm Transportation	$31,774	$31,738	$36	$61,262	$62,824	$(1,562)
Interruptible Transportation	955	1,115	(160)	1,901	2,438	(537)

	32,729	32,853	(124)	63,163	65,262	(2,099)

Firm Storage Service	16,790	16,408	382	33,192	32,655	537
Other	6,317	9,796	(3,479)	9,658	17,174	(7,516)

	$55,836	$59,057	$(3,221)	$106,013	$115,091	$(9,078)

Pipeline and Storage Throughput

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase
(MMcf)	2007	2006	(Decrease)	2007	2006	Decrease

Firm Transportation	120,631	114,828	5,803	195,058	217,650	(22,592)
Interruptible Transportation	932	1,831	(899)	1,927	5,554	(3,627)

	121,563	116,659	4,904	196,985	223,204	(26,219)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
2007 Compared with 2006
     Operating revenues for the Pipeline and Storage segment decreased $3.2 million for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006. The decrease was primarily due to lower efficiency gas revenues ($4.9 million) reported as part of other revenues in the table above. This decrease was due primarily to the Company’s recent settlement with the FERC, which decreased the efficiency gas retainage allowances, coupled with lower gas prices in the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. This decrease was offset by a $1.4 million increase in other revenues attributable to the lease termination fee adjustment in 2006 (an intercompany transaction) for the Company’s former corporate headquarters, which did not recur in 2007. In addition, there was a $0.4 million increase in firm storage service attributable to an increase in storage rates that began in April 2006.
     Operating revenues for the Pipeline and Storage Segment for the six months ended March 31, 2007 decreased $9.1 million as compared with the six months ended March 31, 2006. The decrease was primarily due to lower efficiency gas revenues ($9.0 million) reported as part of other revenues in the table above. This decrease was due primarily to the Company’s recent settlement with the FERC, which decreased the efficiency gas retainage allowances, coupled with lower gas prices during the six months ended March 31, 2007 as compared with the six months ended March 31, 2006. In addition, there was a $1.6 million decrease to transportation/storage revenues caused by the Utility segment’s reduction in their firm contract volumes in fiscal 2007, coupled with non-recurring market conditions resulting from the effect of hurricane damage to production and pipeline infrastructure in the Gulf of Mexico during the fall of 2005. Offsetting these decreases was a $1.4 million increase in other revenues attributable to the lease termination fee adjustment discussed above.
     The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2007 were $13.9 million, a decrease of $3.0 million when compared with earnings of $16.9 million for the quarter ended March 31, 2006. The decrease primarily reflects the earnings impact associated with lower efficiency gas revenues ($3.2 million). It also reflects higher operation costs of $0.5 million and higher interest expense of $0.9 million. These earnings decreases were partially offset by an earnings increase due to lower depreciation expense ($1.0 million) due to decreased depreciation rates agreed upon by the FERC in the most recent rate settlement. The FERC settlement impacted three specific financial areas: efficiency gas revenues, depreciation expense, and post-retirement benefit expense. As previously mentioned, the settlement called for a decrease to efficiency gas revenues and a decrease to depreciation rates. As for post-retirement benefit expense, the settlement called for an increase that is reflected in higher operation costs discussed above.
     The Pipeline and Storage segment’s earnings for the six months ended March 31, 2007 were $27.6 million, a decrease of $5.1 million when compared with earnings of $32.7 million for the six months ended March 31, 2006. The decrease reflects the earnings impact associated with lower efficiency gas revenues ($5.8 million) due to the recent FERC settlement. It also reflects the earnings impact of lower transportation and storage service revenues ($1.0 million), and higher intercompany interest expense of $2.0 million. These earnings decreases were partially offset by an earnings increase due to lower depreciation expense ($1.0 million), which was caused by decreased depreciation rates agreed upon by the FERC in the most recent rate settlement. There was a $1.9 million positive earnings impact associated with the discontinuance of hedge accounting for Empire’s interest rate collar. On December 8, 2006, Empire repaid $22.8 million of secured debt. The interest costs of this secured debt were hedged by the interest rate collar. Since the hedged transaction was settled and there will be no future cash flows associated with the secured debt, the unrealized gain in accumulated other comprehensive income associated with the interest rate collar was reclassified to the income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Exploration and Production
Exploration and Production Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Gas (after Hedging)	$48,156	$49,432	$(1,276)	$95,170	$98,774	$(3,604)
Oil (after Hedging)	41,599	36,262	5,337	79,925	65,656	14,269
Gas Processing Plant	9,117	10,662	(1,545)	17,746	24,082	(6,336)
Other	181	312	(131)	770	1,835	(1,065)
Intrasegment Elimination (1)	(6,443)	(7,949)	1,506	(12,293)	(19,541)	7,248

	$92,610	$88,719	$3,891	$181,318	$170,806	$10,512

(1)	Represents the elimination of certain West Coast gas production included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.
Production Volumes

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Gas Production (MMcf)
Gulf Coast	2,893	2,752	141	5,616	4,419	1,197
West Coast	920	933	(13)	1,865	1,951	(86)
Appalachia	1,339	1,246	93	2,732	2,499	233
Canada	1,856	1,761	95	3,577	3,672	(95)

	7,008	6,692	316	13,790	12,541	1,249

Oil Production (Mbbl)
Gulf Coast	174	181	(7)	376	288	88
West Coast	599	639	(40)	1,190	1,324	(134)
Appalachia	31	12	19	58	22	36
Canada	61	68	(7)	117	155	(38)

	865	900	(35)	1,741	1,789	(48)

Average Prices

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Average Gas Price/Mcf
Gulf Coast	$6.42	$8.47	$(2.05)	$6.48	$9.33	$(2.85)
West Coast	$6.95	$8.02	$(1.07)	$6.51	$9.62	$(3.11)
Appalachia	$7.39	$10.03	$(2.64)	$7.30	$11.83	$(4.53)
Canada	$5.87	$7.21	$(1.34)	$6.12	$9.06	$(2.94)
Weighted Average	$6.53	$8.37	$(1.84)	$6.56	$9.79	$(3.23)
Weighted Average After Hedging	$6.87	$7.39	$(0.52)	$6.90	$7.88	$(0.98)

Average Oil Price/bbl
Gulf Coast	$57.21	$58.69	$(1.48)	$56.84	$58.39	$(1.55)
West Coast	$49.99	$53.65	$(3.66)	$50.55	$52.46	$(1.91)
Appalachia	$57.88	$60.28	$(2.40)	$58.76	$60.84	$(2.08)
Canada	$49.98	$48.63	$1.35	$46.45	$45.57	$0.88
Weighted Average	$51.73	$54.37	$(2.64)	$51.91	$52.92	$(1.01)
Weighted Average After Hedging	$48.09	$40.30	$7.79	$45.90	$36.70	$9.20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
2007 Compared with 2006
     Operating revenues for the Exploration and Production segment increased $3.9 million for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006. Oil production revenue after hedging increased $5.3 million due to a $7.79 per barrel increase in weighted average prices after hedging. Gas production revenue after hedging decreased $1.3 million due to a decrease in the weighted average price of gas after hedging ($0.52 per Mcf). This was offset slightly by an overall increase in gas production of 316 MMcf. While oil prices before hedging decreased quarter over quarter, many of the lower priced hedges in place during the quarter ended March 31, 2006 expired and were not replaced, resulting in an increase to the weighted average oil price after hedging received for this segment’s oil production during the quarter ended March 31, 2007.
     Operating revenues for the Exploration and Production segment increased $10.5 million for the six months ended March 31, 2007 as compared with the six months ended March 31, 2006. Oil production revenue after hedging increased $14.3 million due to a $9.20 per barrel increase in weighted average prices after hedging. While oil prices before hedging decreased for the six months ended March 31, 2007 as compared with the six months ended March 31, 2006, many of the lower priced hedges in place during the six months ended March 31, 2006 expired and were not replaced, resulting in an increase to the weighted average oil price after hedging received for this segment’s oil production during the six months ended March 31, 2007. Gas production revenue after hedging decreased $3.6 million. An increase in gas production of 1,249 MMcf more than offset a decrease in the weighted average price of gas after hedging ($0.98 per Mcf). The increase in gas production occurred primarily in the Gulf Coast region (1,197 MMcf). During the quarter ended December 31, 2005, Seneca experienced significant production delays due largely to the impact of hurricane damage to pipeline infrastructure in the Gulf of Mexico. Seneca had substantially all of its pre-hurricane Gulf of Mexico production back on line at the beginning of fiscal 2007.
     The Exploration and Production segment’s earnings for the quarter ended March 31, 2007 were $19.8 million, a decrease of $6.0 million when compared with earnings of $25.8 million for the quarter ended March 31, 2006. The decrease is primarily attributable to a $5.1 million benefit to earnings, recognized during the quarter ended March 31, 2006, resulting from an adjustment to a deferred income tax balance. While higher crude oil prices and higher natural gas production increased earnings by $4.4 million and $1.5 million, respectively, lower natural gas prices and lower crude oil production decreased earnings by $2.4 million and $0.9 million, respectively. Earnings were also negatively impacted by a higher effective tax rate ($3.8 million), largely due to higher New York State taxes. The Company files a combined New York State tax return and allocates such state tax among all subsidiaries.
     The Exploration and Production segment’s earnings for the six months ended March 31, 2007 were $40.5 million, a decrease of $2.8 million when compared with earnings of $43.3 million for the quarter ended March 31, 2006. The decrease can be attributed to the $5.1 million benefit to earnings recognized during the quarter ended March 31, 2006, as discussed above, combined with an additional $4.1 million earnings reduction associated with a higher effective tax rate, as discussed above. While higher crude oil prices and higher natural gas production increased earnings by $10.4 million and $6.4 million, respectively, lower natural gas prices and lower crude oil production decreased earnings by $8.8 million and $1.1 million, respectively.
Energy Marketing
Energy Marketing Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Natural Gas (after Hedging)	$163,274	$206,057	$(42,783)	$246,544	$351,580	$(105,036)
Other	64	4	60	112	40	72

	$163,338	$206,061	$(42,723)	$246,656	$351,620	$(104,964)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Energy Marketing Volumes

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	2006	Increase	2007	2006	Increase

Natural Gas – (MMcf)	19,935	17,332	2,603	31,049	27,306	3,743

2007 Compared with 2006
     Operating revenues for the Energy Marketing segment decreased $42.7 million and $105.0 million, respectively, for the quarter and six months ended March 31, 2007, as compared with the quarter and six months ended March 31, 2006. The decrease for both the quarter and six months ended March 31, 2007 primarily reflects lower gas sales revenue due to a decrease in natural gas commodity prices that were recovered through revenues, offset in part by an increase in throughput. The increase in throughput was due to the addition of certain large, low-margin commercial and industrial customers, as well as colder weather.
     Earnings in the Energy Marketing segment increased $2.8 million and $2.3 million, respectively, for the quarter and six months ended March 31, 2007 as compared with the quarter and six months ended March 31, 2006. Higher margins of $3.1 million and $2.6 million, respectively, for the quarter and six-month periods are responsible for these increases. The increase in margin is mainly the result of a $2.3 million reversal of an accrual for purchased gas expense related to the resolution of a contingency during the quarter ended March 31, 2007. The increase in throughput noted above, as well as greater financial benefits recognized from increased storage capacity utilization and price differentials, also contributed to the increase in margin.
Timber
Timber Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase
(Thousands)	2007	2006	(Decrease)	2007	2006	Decrease

Log Sales	$9,381	$8,267	$1,114	$13,446	$14,523	$(1,077)
Green Lumber Sales	1,347	1,968	(621)	2,265	3,430	(1,165)
Kiln Dry Lumber Sales	7,225	8,384	(1,159)	13,495	16,885	(3,390)
Other	231	515	(284)	741	1,228	(487)

Operating Revenues	$18,184	$19,134	$(950)	$29,947	$36,066	$(6,119)

Timber Board Feet

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2007	2006	Decrease	2007	2006	Decrease

Log Sales	3,025	3,282	(257)	4,734	5,774	(1,040)
Green Lumber Sales	2,380	2,982	(602)	3,910	4,956	(1,046)
Kiln Dry Lumber Sales	3,794	4,512	(718)	6,952	8,998	(2,046)

	9,199	10,776	(1,577)	15,596	19,728	(4,132)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
2007 Compared with 2006
     Operating revenues for the Timber segment decreased $1.0 million and $6.1 million, respectively, for the quarter and six months ended March 31, 2007, as compared with the quarter and six months ended March 31, 2006. For the quarter ended March 31, 2007, the decrease can be primarily attributed to a decrease in kiln dry lumber sales ($1.2 million and 718,000 board feet) and green lumber sales ($0.6 million and 602,000 board feet). There were fewer logs available for processing due to unfavorable weather conditions earlier in the fiscal year that greatly limited the harvesting of logs. These decreases were partially offset by an increase in cherry veneer log sales ($1.2 million and 146,000 board feet increase) as a result of favorable weather conditions in March 2007 allowing for an increase in harvesting, as compared to unfavorable weather conditions that limited harvesting in March 2006. Although there was an overall decrease in log sales volumes in the table above, most of the decrease came from lower priced logs. Cherry veneer logs command the highest prices and have the largest impact on overall log sales revenue. For the six months ended March 31, 2007, the decrease in revenues can be attributed to unfavorable weather conditions primarily during the first quarter of fiscal 2007 that greatly diminished the harvesting of logs. These conditions consisted of warm, wet weather that made it difficult to bring logging trucks into the forests. Weather conditions were significantly more favorable throughout the six months ended March 31, 2006. These unfavorable conditions for harvesting resulted in a decline in log sales of $1.1 million or 1.0 million board feet. There was also a decline in both green lumber and kiln dry lumber sales of $1.2 million and $3.4 million, respectively, since there were fewer logs available for processing.
     Earnings in the Timber segment were $3.2 million for the quarter ended March 31, 2007, an increase of $1.0 million when compared with earnings of $2.2 million for the quarter ended March 31, 2006. This increase was the result of higher margins from log and lumber sales of $0.6 million as well as a decline in depletion expense of $0.5 million. The decrease in depletion expense reflects the cutting of more low cost or no cost basis timber from Company owned land.
     The Timber segment’s earnings were $3.4 million for the six months ended March 31, 2007, a decrease of $0.3 million when compared with earnings of $3.7 million for the six months ended March 31, 2006. The decrease was primarily due to lower margins from lumber and log sales ($1.0 million) as a result of the decline in revenues noted above. Partially offsetting this decrease was a decline in depletion expense of $0.9 million. The decrease in depletion expense reflects the cutting of more low cost or no cost basis timber from Company owned land.
Corporate and All Other
2007 Compared with 2006
     Corporate and All Other recorded earnings of $1.4 million for the quarter ended March 31, 2007 compared with earnings of $1.1 million for the quarter ended March 31, 2006. For the six months ended March 31, 2006, Corporate and All Other had earnings of $3.6 million compared with earnings of $1.0 million for the six months ended March 31, 2006. These improvements were largely due to an increase in intercompany interest income of $1.4 million and $2.8 million, respectively, for the quarter and six-month periods. On a consolidated basis, all significant intercompany balances and transactions are eliminated. A death benefit gain on life insurance proceeds ($1.9 million) was recognized in the Corporate category during the current quarter as noted below under “Other Income”, but was largely offset by an out-of-period pension expense adjustment associated with the Company’s Non-Qualified defined benefit plan of $1.8 million. The Corporate and All Other category also experienced higher operating costs of $0.5 million and $0.4 million, respectively, for the quarter and six-month periods, exclusive of the pension expense adjustment, and higher interest expense of $0.4 million and $0.8 million, respectively, for the quarter and six-month periods. Horizon LFG’s earnings benefited from higher margins of $0.3 million and $0.7 million, respectively, for the quarter and six-month periods.
Other Income
     Other income increased $2.3 million for both the quarter and six months ended March 31, 2007 as compared to the quarter and six months ended March 31, 2006. The increase can be attributed to a death benefit gain on life insurance proceeds of $1.9 million recognized in the Corporate category.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Interest Charges
     Interest on long-term debt decreased $0.3 million for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006. For the six months ended March 31, 2007, interest on long-term debt decreased $2.4 million as compared with the six months ended March 31, 2006 due to a $1.9 million benefit to interest expense as a result of the discontinuance of hedge accounting for Empire’s interest rate collar, as discussed above under Pipeline and Storage. The underlying long-term debt associated with this interest rate collar was repaid in December 2006 and the unrealized gain recorded in accumulated other comprehensive income associated with the interest rate collar was reclassified to interest expense during the quarter ended December 31, 2006.
Income Tax Expense
     The Company’s effective income tax rate for the quarter ended March 31, 2007 was approximately 41%, up from approximately 35% for the quarter ended March 31, 2006. The effective income tax rate increased primarily as a result of the income tax benefit of $5.1 million that was recognized in the Exploration and Production segment in the quarter ended March 31, 2006 that did not recur in 2007. It also reflects higher New York State taxes in the Exploration and Production segment. The Company files a combined New York State tax return and allocates such state tax among all subsidiaries.
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary source of cash during the six-month period ended March 31, 2007 consisted of cash provided by operating activities. This source of cash was supplemented by issues of new shares of common stock as a result of stock option exercises. During the six months ended March 31, 2007, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. During fiscal 2006, the Company began repurchasing outstanding shares of its common stock under a share repurchase program, which is discussed below under Financing Cash Flow.
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
     Net cash provided by operating activities totaled $274.7 million for the six months ended March 31, 2007, an increase of $31.5 million compared with $243.2 million provided by operating activities for the six months ended March 31, 2006. The timing of gas cost recovery in the Utility segment for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 is primarily responsible for the increase.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures for long-lived assets totaled $135.6 million during the six months ended March 31, 2007. The table below presents these expenditures:
Six Months Ended March 31, 2007 (in millions of dollars)

			Total
	Capital	Investment	Expenditures for
	Expenditures	in Partnership	Long-Lived Assets

Utility	$25.6	$—	$25.6
Pipeline and Storage	10.1	—	10.1
Exploration and Production	95.9	—	95.9
Timber	1.2	—	1.2
Corporate and All Other	(0.5)	3.3	2.8

	$132.3	$3.3	$135.6

Utility
     The majority of the Utility capital expenditures for the six months ended March 31, 2007 were made for replacement of mains and main extensions, as well as for the replacement of service lines.
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2007 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems.
     The Company continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. In October 2005, Empire filed an application with the FERC for the authority to build and operate the Empire Connector project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire Pipeline. The application also asked that Empire’s existing business and facilities be brought under FERC jurisdiction, and that FERC approve rates for Empire’s existing and proposed services. Assuming the proposed Millennium Pipeline is constructed, the Empire Connector will provide an upstream supply link for the Millennium Pipeline and will transport Canadian and other natural gas supplies to downstream customers, including KeySpan Gas East Corporation (Keyspan), which has entered into precedent agreements to subscribe for at least 150 MDth per day of natural gas transportation service through the Empire State Pipeline and the Millennium Pipeline systems.* The Empire Connector will be designed to move up to approximately 250 MDth of natural gas per day.* The targeted in-service date is November 2008.* FERC issued on December 21, 2006 an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. Refer to the Rate and Regulatory Matters section that follows for further discussion of this matter. The total cost of the Empire Connector project is estimated at $177 million, which is higher than

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
the costs estimated in Empire’s 2005 application.* The Company is seeking to mitigate the impact of this cost increase by competitive bidding and, as discussed in the Rate and Regulatory Matters section that follows, sales tax exemptions and temporary partial property tax abatements as means of offsetting the impact of rising construction costs. The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* As of March 31, 2007, the Company had incurred approximately $7.4 million in costs (all of which have been reserved) related to this project. Of this amount, $1.0 million and $1.4 million, respectively, were incurred during the quarter and six months ended March 31, 2007, and $0.5 million and $1.2 million were incurred during the quarter and six months ended March 31, 2006, respectively. The Company will continue to reserve for project related costs until such time as a final service agreement is signed with KeySpan, which the Company expects to occur by the end of May 2007.* At such time, the Company anticipates reversing the reserve that has been established since it believes that such costs will be recovered as part of rate base.*
     Supply Corporation continues to view its potential Tuscarora Extension project as an important link to Millennium and potential storage development in the Corning, New York area.* This new pipeline, which would expand the Supply Corporation system from its Tuscarora storage field to the intersection of the proposed Millennium and Empire Connector pipelines, will be designed initially to transport up to approximately 130 MDth of natural gas per day. It may also provide Supply Corporation with the opportunity to increase the deliverability of the existing Tuscarora storage field.* Supply Corporation has launched an “Open Season” seeking customers for new capacity from the Rockies Express Project, Appalachian production, storage and other points to Leidy and to interconnections with Millennium and Empire at Corning which, if successful, could include the Tuscarora Extension. The project timeline depends on market development, and should the market mature, the Company anticipates financing the Tuscarora Extension with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* There have been no costs incurred by the Company related to this project as of March 31, 2007. The Company has not yet filed an application with the FERC for the authority to build and operate the Tuscarora Extension.
Exploration and Production
     The Exploration and Production segment capital expenditures for the six months ended March 31, 2007 included approximately $20.0 million for Canada, $41.3 million for the Gulf Coast region ($38.3 million for the off-shore program in the Gulf of Mexico), $22.0 million for the West Coast region and $12.6 million for the Appalachian region. The significant amount spent in the Gulf Coast region corresponds to high commodity pricing, which has improved the economics of investment in the area, plus projected royalty relief. These amounts included approximately $16.8 million spent to develop proved undeveloped reserves.
Timber
     The majority of the Timber segment capital expenditures for the six months ended March 31, 2007 were made for purchases of equipment for Highland’s sawmill and kiln operations.
Corporate and All Other
     The majority of the Corporate and All Other category expenditures for long-lived assets for the six months ended March 31, 2007 consisted of a $3.3 million capital contribution to Seneca Energy by Horizon Power, $1.65 million in each of the first and second quarters of fiscal 2007. Seneca Energy generates and sells electricity using methane gas obtained from landfills owned by outside parties. Seneca Energy is in the process of expanding its generating capacity from 11.2 megawatts to 17.6 megawatts. Horizon Power has funded its capital contributions with short-term borrowings.
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
Financing Cash Flow
     The Company did not have any outstanding short-term notes payable to banks or commercial paper at March 31, 2007. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $455.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines.* The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility which totals $300.0 million and extends through September 30, 2010.
     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter from September 30, 2005 through September 30, 2010. At March 31, 2007, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would permit an additional $1.7 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*
     Under the Company’s existing indenture covenants, at March 31, 2007, the Company would have been permitted to issue up to a maximum of $1.1 billion in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*
     The Company’s 1974 indenture pursuant to which $399.0 million (or 36%) of the Company’s long-term debt (as of March 31, 2007) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
     The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2007, the Company had no debt outstanding under the committed credit facility.

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
     On April 30, 2007, the Company repaid $96.3 million of 6.5% unsecured notes. Such amount was classified as Current Portion of Long-Term Debt on the Company’s Consolidated Balance Sheet at March 31, 2007. These notes were callable by the Company at par at any time after September 15, 2006. On December 8, 2006, the Company repaid $22.8 million of Empire’s secured debt. Such amount was classified as Current Portion of Long-Term Debt on the Company’s Consolidated Balance Sheet at September 30, 2006.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. As of March 31, 2007, the Company has repurchased 3,721,878 shares for $128.5 million under this program, including 11,400 shares for $0.4 million and 1,195,328 shares for $43.3 million during the quarter and six months ended March 31, 2007, respectively. These share repurchases were funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit.* It is expected that open market repurchases will continue from time to time depending on market conditions.*
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $39.6 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $5.7 million. The Company has guaranteed 50% or $2.9 million of these capital lease commitments.
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
New York Jurisdiction
     On August 27, 2004, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues beginning October 1, 2004. Various parties opposed the filing. On April 15, 2005, Distribution Corporation, the parties and others executed an agreement settling all outstanding issues. In an order issued July 22, 2005, the NYPSC approved the April 15, 2005 settlement agreement, substantially as filed, for an effective date of August 1, 2005. The settlement agreement provided for a rate increase of $21 million by means of the elimination of bill credits ($5.8 million) and an increase in base rates ($15.2 million). For the two-year term of the agreement and until new rates should go into effect, the return on equity level above which earnings must be shared with rate payers is 11.5%.
     On January 29, 2007, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million. Following standard procedure, the NYPSC suspended the proposed tariff amendments to enable its staff and intervenors to conduct a routine investigation and hold hearings. Distribution Corporation explains in the filing that its request for rate relief is necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also includes a proposal for an aggressive efficiency and conservation initiative with a revenue decoupling mechanism designed to render the company indifferent to throughput reductions resulting from conservation. The NYPSC may accept, reject or modify the Company’s filing. Assuming standard procedure, rates would become effective in late December 2007. The outcome of the proceeding cannot be ascertained at this time. In an unrelated action, on April 30, 2007 the NYPSC adopted a generic order finding that energy efficiency and conservation programs “can create significant cost savings for customers.” The order further states that “existing rate designs still may discourage utilities from actively promoting energy efficiency.” To address these “disincentives,” the order directs utilities, including Distribution Corporation, to develop proposals for true-up based delivery service revenue decoupling mechanisms, among other things. Distribution Corporation believes that the conservation initiative and revenue decoupling mechanism submitted with its rate case is generally consistent with the requirements of the April 30, 2007 directive.
Pennsylvania Jurisdiction
     On June 8, 2006, the NTSB issued safety recommendations to Distribution Corporation, the PaPUC and certain other parties as a result of an investigation of a natural gas explosion that occurred on Distribution Corporation’s system in Dubois, Pennsylvania in August 2004. The explosion destroyed a residence, resulting in the death of two people who lived there, and damaged a number of other houses in the immediate vicinity.
     The NTSB and Distribution Corporation differ in their assessment of the probable cause of the explosion. The NTSB determined that the probable cause was the fracture of a defective “butt-fusion joint” which had joined two sections of plastic pipe, and the failure of Distribution Corporation to have an adequate program to inspect butt-fusion joints and replace those joints not meeting its inspection criteria. Based on the report of its third-party plastic pipe expert and other relevant evidence, Distribution Corporation believes that the probable cause was the improper excavation and backfill operations of a third party that had worked in the vicinity of Distribution Corporation’s pipeline. The NTSB has noted Distribution Corporation’s disagreement with the NTSB’s finding of probable cause and has forwarded to its pipeline staff the information provided by Distribution Corporation.

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
     The NTSB’s recommendation to the PaPUC was to require an analysis of the integrity of butt-fusion joints in Distribution Corporation’s system and replacement of those joints that are determined to have unacceptable characteristics. Distribution Corporation is working cooperatively with the Staff of the PaPUC to permit the PaPUC to undertake the analysis recommended by the NTSB. Specifically, Distribution has done the following, in agreement with the PaPUC Staff:
(i)	Distribution Corporation uncovered a limited number of butt-fusions at two locations designated by the PaPUC Staff;

(ii)	Commencing July 6, 2006, Distribution Corporation has uncovered additional butt- fusions throughout its Pennsylvania service area as it has uncovered facilities for other purposes; when a butt-fusion has been uncovered, Distribution Corporation has notified the designated PaPUC Staff representative to permit inspection of the quality of the fusion. Distribution Corporation has removed a number of fusions for further evaluation.
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
     Without admitting liability, Distribution Corporation has settled all significant third-party claims against it related to the explosion. Distribution Corporation has been committed to providing safe and reliable service throughout its service territory and firmly believes, based on information presently known, that its system continues to be safe and reliable. According to the Plastics Pipe Institute, plastic pipe today accounts for over 90% of the pipe installed for the natural gas distribution industry in the United States and Canada. Distribution Corporation, along with many other natural gas utilities operating in the United States, has relied extensively upon the use of plastic pipe in its natural gas distribution system since the 1970s.
Pipeline and Storage
     On April 7, 2006, the NYPSC, PaPUC and the Pennsylvania Office of Consumer Advocate filed a complaint and a motion for summary disposition against Supply Corporation with FERC under Sections 5(a) and 13 of the Natural Gas Act (NGA). The complainants alleged that Supply Corporation’s rates were unjust and unreasonable, that Supply Corporation was permitted to retain more gas from shippers than is necessary for fuel and loss, and that Supply Corporation may not have the authority to make sales of gas retained from shippers. The settlement of this complaint was approved by FERC during the quarter ended March 31, 2007, as described below.
     After considerable motion practice, discovery and negotiation, Supply Corporation filed on November 17, 2006 a motion asking FERC to approve an uncontested settlement of all the issues raised or which could have been raised in the proceeding. The terms of that proposed settlement were detailed in the “Rate and Regulatory Matters” section under MD&A in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     On December 20, 2006, the Administrative Law Judge certified the settlement to FERC, and on February 9, 2007, FERC issued an order approving the settlement. No parties sought rehearing or challenged the settlement in court, so the settlement is now final and unappealable. In accordance with the terms of the settlement, tariff sheets implementing the settlement have been filed at and accepted by FERC, effective April 1, 2007, and refunds for the four months ended March 31, 2007 will be made as credits on bills for services performed by Supply Corporation during April 2007. Accounting entries were made during the quarter ended March 31, 2007 implementing various portions of the settlement that, upon its final approval, became effective as of December 1, 2006. Refer to the “Results of Operations” section above for further discussion of the settlement’s impact on current quarter and year-to-date earnings.
     Empire currently does not have a rate case on file with the NYPSC. Management will continue to monitor its financial position in the New York jurisdiction to determine the necessity of filing a rate case in the future.
     Among the issues resolved in connection with Empire’s FERC application to build the Empire Connector are the rates and terms of service that would become applicable to all of Empire’s business, effective upon Empire constructing and placing its new facilities into service (currently targeted for November 2008). At that time, Empire would be designated an interstate pipeline and become subject to FERC regulation.*
     FERC issued on December 21, 2006 an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. The Empire Certificate contains various environmental and other conditions. Empire has accepted that Certificate and has also filed a request for clarification (or, in the alternative, rehearing) of limited aspects of the December 21, 2006 order. Additional environmental permits from the U.S. Army Corps of Engineers and state environmental agencies will also be required.* Empire has also sought from six counties in upstate New York sales tax exemptions and temporary partial property tax abatements necessary to enable the Empire Connector to generate a fair return, in light of construction costs which are expected to exceed the costs anticipated in Empire’s 2005 application to build this project.* In all six of these counties, Empire and the relevant government authority have negotiated an acceptable resolution, and the governmental authority has publicly issued a resolution urging final approval, which the Company expects will happen.* However, at this time Empire has not actually received those tax exemptions and abatements, does not have all the environmental permits necessary for construction, and has not acquired all the land rights necessary for the project. The Company expects to make a final decision by about May 31, 2007 on whether it will build these facilities and place them in service by November 2008.*
Environmental Matters
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
     The Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site in New York for which the Company had not been named as a potentially responsible party. In February 2007, the NYDEC identified the Company as a potentially responsible party for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. The Company has not incurred any clean-up costs at this site. The Company expects to enter negotiations with the NYDEC regarding this site and anticipates that negotiations will extend into 2008.*

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     At March 31, 2007, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $12.5 million to $16.1 million.* The minimum estimated liability of $12.5 million has been recorded on the Consolidated Balance Sheet at March 31, 2007. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.*
     The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.*
New Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS 158, an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R. SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of Company’s fiscal year, with limited exceptions. The Company is required to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 by the fourth quarter of fiscal 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. If the Company recognized the funded status of its pension and post-retirement benefit plans at September 30, 2006, the Company’s Consolidated Balance Sheet would reflect a liability of $232.5 million instead of the prepaid pension and post-retirement costs of $64.1 million and pension and post-retirement liabilities of $32.9 million that were presented on the balance sheet at September 30, 2006. The Company expects that it will record a regulatory asset for the majority of this liability with the remainder reflected in accumulated other comprehensive income. The Company will recalculate the funded status of its pension and post-retirement benefit plans during the fourth quarter of fiscal 2007. The difference between what the Company currently records on its Consolidated Balance Sheet for its pension and post-retirement benefit obligations and what it will be required to record under SFAS 158 is due to certain unrecognized actuarial gains and losses and unrecognized prior service costs for both the pension and other post-retirement benefit plans as well as an unrecognized transition obligation for the other post-retirement benefit plan. These amounts are not required to be recorded on the Company’s Consolidated Balance Sheet under the current accounting standards, but were instead amortized over a period of time.
     In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS 159 is effective as of the Company’s first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.
Safe Harbor for Forward-Looking Statements
     The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, those which are designated with an asterisk (“*”) and those which are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions, are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:
1.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations;

2.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents;

3.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather such as hurricanes;

4.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

5.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

6.	Changes in the availability and/or price of derivative financial instruments;

7.	Changes in the price differentials between various types of oil;

8.	Inability to obtain new customers or retain existing ones;

9.	Significant changes in competitive factors affecting the Company;

10.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)
11.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

12.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans, including changes in the plans of the sponsors of the proposed Millennium Pipeline with respect to that project, and the ability to obtain necessary environmental permits;

13.	The nature and projected profitability of pending and potential projects and other investments;

14.	Occurrences affecting the Company’s ability to obtain funds from operations or from issuances of debt or equity securities to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

15.	Uncertainty of oil and gas reserve estimates;

16.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

17.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

18.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

19.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

20.	Significant changes in tax rates or policies or in rates of inflation or interest;

21.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

22.	Changes in accounting principles or the application of such principles to the Company;

23.	The cost and effects of legal and administrative claims against the Company;

24.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

25.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

26.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits

Item 4. Controls and Procedures (Concl.)
under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s denial of natural gas service in November 2000 to the plaintiff’s decedent, Velma Arlene Fordham, caused the decedent’s death in February 2001. The plaintiff sought damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation denied plaintiff’s material allegations, asserted seven affirmative defenses and asserted a cross-claim against the co-defendant. Distribution Corporation believes, and has vigorously asserted, that plaintiff’s allegations lack merit. The court changed venue of the action to New York State Supreme Court, Erie County. Discovery closed in October 2005, and Distribution Corporation filed a motion for summary judgment in November 2005. In February 2006, the court granted Distribution Corporation’s motion for summary judgment to dismiss plaintiff’s claims for wrongful death and punitive damages. The court denied Distribution Corporation’s motion for summary judgment to dismiss plaintiff’s negligence claim seeking recovery for conscious pain and suffering. In March 2006, the plaintiff appealed the court’s dismissal of the wrongful death and punitive damages claims, and Distribution Corporation appealed the court’s denial of its motion to dismiss the negligence claim for pain and suffering. In April 2007, the Appellate Division, Fourth Judicial Department, of the New York State Supreme Court reinstated the plaintiff’s wrongful death and punitive damages claims and denied Distribution Corporation’s appeal. A trial date is scheduled for October 15, 2007.
     On April 7, 2006, the NYPSC, PaPUC and Pennsylvania Office of Consumer Advocate filed a complaint and a motion for summary disposition against Supply Corporation with FERC under Sections 5(a) and 13 of the Natural Gas Act. On June 23, 2006, FERC denied the complainants’ motion for summary disposition, and on February 9, 2007, FERC issued an order approving the settlement of the complaint. For a discussion of the settlement, refer to Part I, Item 2 — MD&A of this report under the heading “Other Matters — Rate and Regulatory Matters.”
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
     For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 4 — Commitments and Contingencies, and Part I, Item 2 — MD&A of this report under the heading “Other Matters – Environmental Matters.”
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
     For a complete discussion of risk factors, refer to “Risk Factors” in Item 1A of the Company’s 2006 Form 10-K, as amended by the discussion in Item 1A of the Company’s Form 10-Q for the quarter ended December 31, 2006. There have been no subsequent material changes to that disclosure.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 2, 2007, the Company issued a total of 2,100 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors, 300 shares to each such director. On February 23, 2007, the Company issued 146 unregistered shares of Company common stock to Stephen E. Ewing, who was elected to the Board as a non-employee director of the Company at the Company’s Annual Meeting of Stockholders held on February 15, 2007. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended March 31, 2007, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price Paid	Repurchase Plans	Repurchase Plans
Period	Purchased(a)	per Share	or Programs	or Programs (b)
Jan. 1 - 31, 2007	41,369	$38.87	11,400	4,278,122
Feb. 1 - 28, 2007	183,202	$42.67	—	4,278,122
Mar. 1 - 31, 2007	24,718	$41.70	—	4,278,122
Total	249,289	$41.94	11,400	4,278,122

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company’s publicly announced share repurchase program. Shares purchased other than through a publicly announced share repurchase program totaled 29,969 in January 2007, 183,202 in February 2007 and 24,718 in March 2007 (a three month total of 237,889). Of those shares, 26,095 were purchased for the Company’s 401(k) plans and 211,794 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of National Fuel Gas Company was held on February 15, 2007. At that meeting, the shareholders elected directors, appointed an independent registered public accounting firm, approved the Annual At Risk Compensation Incentive Program, approved amendments to the 1997 Award and Option Plan, and rejected a shareholder proposal to reduce the compensation of the Company’s non-employee directors.
     The total votes were as follows:

			For	Withheld
(i	)	Election of directors to serve for a three-year term:
		- Philip C. Ackerman	71,748,527	1,932,966
		- Craig G. Matthews	72,203,373	1,478,120
		- Richard G. Reiten	72,087,456	1,594,037
		- David F. Smith	71,842,593	1,838,900

		Election of directors to serve for a two-year term:
		- Stephen E. Ewing	72,165,280	1,516,213
     Other directors whose term of office continued after the meeting:
     Term expiring in 2008: Robert T. Brady, Rolland E. Kidder, and John F. Riordan.
     Term expiring in 2009: R. Don Cash and George L. Mazanec.

					Broker
		For	Against	Abstain	Non- Votes
(ii)	Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	72,822,424	520,972	338,097	—

(iii)	Approval of the Annual At Risk Compensation Incentive Program	68,787,527	4,005,347	888,619	—

(iv)	Approval of Amendments to the 1997 Award and Option Plan	49,009,932	8,413,892	931,326	15,326,343

(v)	Adoption of shareholder proposal to reduce the compensation of non- employee directors	4,344,960	52,189,890	1,820,300	15,326,343

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3(ii)	By-Laws:
·	National Fuel Gas Company By-Laws as amended February 15, 2007, effective April 1, 2007 (incorporated herein by reference to Exhibit 3, Form 8-K dated February 21, 2007).

10.1	National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program.

10.2	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of February 15, 2007.

12	Statements regarding Computation of Ratios:
Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2007 and the Fiscal Years Ended September 30, 2002 through 2006.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 2007 and 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY (Registrant)

/s/ R. J. Tanski R. J. Tanski Treasurer and Principal Financial Officer

/s/ K. M. Camiolo K. M. Camiolo Controller and Principal Accounting Officer
Date: May 8, 2007