Form 10-Q
period 2007-06-30
NATIONAL FUEL GAS CO
filed 2007-08-03
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Common stock, $1 par value, outstanding at July 31, 2007: 83,549,949 shares.

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

SAR	Stock-settled stock appreciation right
SFAS	Statement of Financial Accounting Standards
SFAS 87	Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions
SFAS 88	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits
SFAS 106	Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
SFAS 115	Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities

GLOSSARY OF TERMS (Concl.)

SFAS 123R	Statement of Financial Accounting Standards No. 123R, Share-Based Payment
SFAS 132R	Statement of Financial Accounting Standards No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits
SFAS 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements
SFAS 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106, and 132R
SFAS 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115
Stock acquisitions	Investments in corporations.
Unbundled service	A service that has been separated from other services, with rates charged that reflect only the cost of the separated service.
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

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three and Nine Months Ended June 30, 2007 and 2006	6 - 7

b. Consolidated Balance Sheets — June 30, 2007 and September 30, 2006	8 - 9

c. Consolidated Statement of Cash Flows — Nine Months Ended June 30, 2007 and 2006	10

d. Consolidated Statement of Comprehensive Income — Three and Nine Months Ended June 30, 2007 and 2006	11

e. Notes to Consolidated Financial Statements	12 - 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	43 - 44

Item 1 A. Risk Factors	44 - 45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45 - 46

Item 3. Defaults Upon Senior Securities	▪

Item 4. Submission of Matters to a Vote of Security Holders	▪

Item 5. Other Information	▪

Item 6. Exhibits	46

Signatures	47
EX-12
EX-31.1
EX-31.2
EX-32
EX-99
▪	The Company has nothing to report under this item.
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
(Unaudited)

	Three Months Ended
	June 30,
(Thousands of Dollars, Except Per Common Share Amounts)	2007	2006

INCOME
Operating Revenues	$463,145	$415,452

Operating Expenses
Purchased Gas	219,075	184,635
Operation and Maintenance	96,782	96,117
Property, Franchise and Other Taxes	17,804	16,845
Depreciation, Depletion and Amortization	41,100	46,943
Impairment of Oil and Gas Producing Properties	—	62,371

	374,761	406,911

Operating Income	88,384	8,541
Other Income (Expense):
Income from Unconsolidated Subsidiaries	926	215
Interest Income	1,649	2,203
Other Income	787	546
Interest Expense on Long-Term Debt	(18,226)	(18,135)
Other Interest Expense	(1,512)	(1,026)

Income (Loss) Before Income Taxes	72,008	(7,656)
Income Tax Expense (Benefit)	25,210	(7,767)

Net Income Available for Common Stock	46,798	111

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1	834,902	877,599

	881,700	877,710
Share Repurchases	—	44,766
Dividends on Common Stock (2007 - $0.31 per share; 2006 - $0.30 per share)	25,897	24,993

Balance at June 30	$855,803	$807,951

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.56	$—

Diluted:
Net Income Available for Common Stock	$0.55	$—

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,483,718	84,013,556

Used in Diluted Calculation	85,668,055	86,016,131

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Nine Months Ended
	June 30,
(Thousands of Dollars, Except Per Common Share Amounts)	2007	2006

INCOME
Operating Revenues	$1,779,541	$2,017,189

Operating Expenses
Purchased Gas	938,918	1,187,952
Operation and Maintenance	321,695	320,821
Property, Franchise and Other Taxes	55,149	54,147
Depreciation, Depletion and Amortization	125,986	134,267
Impairment of Oil and Gas Producing Properties	—	62,371

	1,441,748	1,759,558

Operating Income	337,793	257,631
Other Income (Expense):
Income from Unconsolidated Subsidiaries	3,099	2,199
Interest Income	3,897	4,301
Other Income	4,028	1,535
Interest Expense on Long-Term Debt	(52,158)	(54,502)
Other Interest Expense	(4,877)	(4,266)

Income Before Income Taxes	291,782	206,898
Income Tax Expense	112,017	70,775

Net Income Available for Common Stock	179,765	136,123

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	786,013	813,020

	965,778	949,143
Share Repurchases	34,351	67,384
Dividends on Common Stock (2007 - $0.91; 2006 - $0.88)	75,624	73,808

Balance at June 30	$855,803	$807,951

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$2.17	$1.62

Diluted:
Net Income Available for Common Stock	$2.11	$1.58

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,018,583	84,231,490

Used in Diluted Calculation	85,192,777	86,150,927

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(Thousands of Dollars)	2007	2006

ASSETS
Property, Plant and Equipment	$4,928,627	$4,703,040
Less — Accumulated Depreciation, Depletion and Amortization	1,960,265	1,825,314

	2,968,362	2,877,726

Current Assets
Cash and Temporary Cash Investments	62,530	69,611
Hedging Collateral Deposits	3,400	19,676
Receivables — Net of Allowance for Uncollectible Accounts of $34,107 and $31,427, Respectively	222,249	144,254
Unbilled Utility Revenue	20,569	25,538
Gas Stored Underground	30,829	59,461
Materials and Supplies — at average cost	30,621	36,693
Unrecovered Purchased Gas Costs	—	12,970
Prepaid Pension and Post-Retirement Benefit Costs	70,858	64,125
Other Current Assets	26,324	63,723
Deferred Income Taxes	21,271	23,402

	488,651	519,453

Other Assets
Recoverable Future Taxes	79,010	79,511
Unamortized Debt Expense	12,555	15,492
Other Regulatory Assets	84,325	76,917
Deferred Charges	5,861	3,558
Other Investments	83,444	88,414
Investments in Unconsolidated Subsidiaries	16,377	11,590
Goodwill	5,476	5,476
Intangible Assets	29,757	31,498
Fair Value of Derivative Financial Instruments	6,170	11,305
Deferred Income Taxes	5,421	9,003
Other	7,716	4,388

	336,112	337,152

Total Assets	$3,793,125	$3,734,331

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(Thousands of Dollars)	2007	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value Authorized - 200,000,000 Shares; Issued and Outstanding - 83,536,549 Shares and 83,402,670 Shares, Respectively	$83,537	$83,403
Paid in Capital	568,537	543,730
Earnings Reinvested in the Business	855,803	786,013

Total Common Shareholder Equity Before Items of Other Comprehensive Income	1,507,877	1,413,146
Accumulated Other Comprehensive Income	43,984	30,416

Total Comprehensive Shareholders’ Equity	1,551,861	1,443,562
Long-Term Debt, Net of Current Portion	799,000	1,095,675

Total Capitalization	2,350,861	2,539,237

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	200,050	22,925
Accounts Payable	120,978	133,034
Amounts Payable to Customers	19,197	23,935
Dividends Payable	25,897	25,008
Interest Payable on Long-Term Debt	13,541	18,420
Other Accruals and Current Liabilities	96,587	27,040
Fair Value of Derivative Financial Instruments	17,133	39,983

	493,383	290,345

Deferred Credits
Deferred Income Taxes	566,133	544,502
Taxes Refundable to Customers	10,437	10,426
Unamortized Investment Tax Credit	5,568	6,094
Cost of Removal Regulatory Liability	88,949	85,076
Other Regulatory Liabilities	73,212	75,456
Post-Retirement Liabilities	24,310	32,918
Asset Retirement Obligations	80,739	77,392
Other Deferred Credits	99,533	72,885

	948,881	904,749

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$3,793,125	$3,734,331

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
(Thousands of Dollars)	2007	2006

OPERATING ACTIVITIES
Net Income Available for Common Stock	$179,765	$136,123
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	—	62,371
Depreciation, Depletion and Amortization	125,986	134,267
Deferred Income Taxes	27,107	(17,430)
Income from Unconsolidated Subsidiaries, Net of Cash Distributions	(1,486)	2,452
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(13,689)	(6,515)
Other	4,722	(6,493)
Change in:
Hedging Collateral Deposits	16,276	63,100
Receivables and Unbilled Utility Revenue	(73,150)	(72,496)
Gas Stored Underground and Materials and Supplies	34,725	21,098
Unrecovered Purchased Gas Costs	12,970	14,817
Prepayments and Other Current Assets	30,685	21,800
Accounts Payable	(12,560)	(24,650)
Amounts Payable to Customers	(4,738)	30,418
Other Accruals and Current Liabilities	77,842	49,950
Other Assets	918	(15,753)
Other Liabilities	(821)	16,855

Net Cash Provided by Operating Activities	404,552	409,914

INVESTING ACTIVITIES
Capital Expenditures	(206,509)	(218,658)
Investment in Partnership	(3,300)	—
Net Proceeds from Sale of Oil and Gas Producing Properties	5,137	4
Other	(1,072)	(1,578)

Net Cash Used in Investing Activities	(205,744)	(220,232)

FINANCING ACTIVITIES
Excess Tax Benefits Associated with Stock-Based Compensation Awards	13,689	6,515
Shares Repurchased under Repurchase Plan	(43,344)	(76,540)
Reduction of Long-Term Debt	(119,550)	(7,157)
Dividends Paid on Common Stock	(74,748)	(73,275)
Net Proceeds from Issuance of Common Stock	16,819	23,399

Net Cash Used in Financing Activities	(207,134)	(127,058)

Effect of Exchange Rates on Cash	1,245	1,395

Net Increase (Decrease) in Cash and Temporary Cash Investments	(7,081)	64,019

Cash and Temporary Cash Investments at October 1	69,611	57,607

Cash and Temporary Cash Investments at June 30	$62,530	$121,626

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	June 30,
(Thousands of Dollars)	2007	2006

Net Income Available for Common Stock	$46,798	$111

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	10,029	8,292
Unrealized Gain on Securities Available for Sale Arising During the Period	1,570	1,126
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	13,343	(2,340)
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	5,581	14,687

Other Comprehensive Income, Before Tax	30,523	21,765

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	562	391
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) On Derivative Financial Instruments Arising During the Period	5,433	(931)
Reclassification Adjustment for Income Tax Benefit on Realized Losses on Derivative Financial Instruments In Net Income	2,277	5,668

Income Taxes — Net	8,272	5,128

Other Comprehensive Income	22,251	16,637

Comprehensive Income	$69,049	$16,748

	Nine Months Ended
	June 30,
(Thousands of Dollars)	2007	2006

Net Income Available for Common Stock	$179,765	$136,123

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	6,384	7,556
Minimum Pension Liability Adjustment	(320)	—
Unrealized Gain on Securities Available for Sale Arising During the Period	2,844	3,388
Unrealized Gain on Derivative Financial Instruments Arising During the Period	2,388	60,275
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	7,799	78,412

Other Comprehensive Income, Before Tax	19,095	149,631

Income Tax Expense Related to Minimum Pension Liability Adjustment	(121)	—
Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	1,046	1,183
Income Tax Expense Related to Unrealized Gain on Derivative Financial Instruments Arising During the Period	669	23,178
Reclassification Adjustment for Income Tax Benefit on Realized Losses on Derivative Financial Instruments In Net Income	3,933	30,253

Income Taxes — Net	5,527	54,614

Other Comprehensive Income	13,568	95,017

Comprehensive Income	$193,333	$231,140

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
     The earnings for the nine months ended June 30, 2007 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2007. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 5 — Business Segment Information.
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
Gas Stored Underground — Current. In the Utility segment, gas stored underground — current is carried at lower of cost or market, on a LIFO method. Gas stored underground — current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $55.8 million at June 30, 2007, is reduced to zero by September 30 of each year as the inventory is replenished.
Property, Plant and Equipment. Oil and gas property acquisition, exploration and development costs are capitalized under the full-cost method of accounting. All costs directly associated with property acquisition, exploration and development activities are capitalized, up to certain specified limits. If capitalized costs exceed these limits at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. The Company’s capitalized costs exceeded the full-cost ceiling for the Company’s Canadian properties at June 30, 2006. As such, the Company recognized an impairment of $62.4 million at June 30, 2006. No such impairment occurred during the quarter or nine months ended June 30, 2007.

Item 1. Financial Statements (Cont.)
Accumulated Other Comprehensive Income. The components of Accumulated Other Comprehensive Income, net of related tax effect, are as follows (in thousands):

	At June 30, 2007	At September 30, 2006
Minimum Pension Liability Adjustment	$(199)	$—
Cumulative Foreign Currency Translation Adjustment	41,085	34,701
Net Unrealized Loss on Derivative Financial Instruments	(5,925)	(11,510)
Net Unrealized Gain on Securities Available for Sale	9,023	7,225

Accumulated Other Comprehensive Income	$43,984	$30,416

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options and stock-settled SARs. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and stock-settled SARs as determined using the Treasury Stock Method. Stock options and stock-settled SARs that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter and nine months ended June 30, 2007, there were no stock options excluded as being antidilutive. There were 1,817 and 271 stock-settled SARs excluded as being antidilutive for the quarter and nine months ended June 30, 2007, respectively. For the quarter and nine months ended June 30, 2006, 171,429 and 57,143 stock options, respectively, were excluded as being antidilutive. There were no stock-settled SARs excluded as being antidilutive for the quarter and nine months ended June 30, 2006.
Share Repurchases. The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. The repurchases are accounted for on the date the share repurchase is settled as an adjustment to common stock (at par value) with the excess repurchase price allocated between paid in capital and retained earnings. Refer to Note 3 — Capitalization for further discussion of the share repurchase program.
Stock-Based Compensation. For the nine months ended June 30, 2007, the Company granted 50,000 stock-settled SARs having a weighted average exercise price of $41.20 per share. The weighted average grant date fair value of these stock-settled SARs was $7.81 per share for the nine months ended June 30, 2007. There were no stock-settled SARs granted for the quarter ended June 30, 2007. The accounting treatment for such stock-settled SARs is the same under SFAS 123R as the accounting for stock options under SFAS 123R. During the nine months ended June 30, 2007, the Company granted 448,000 stock options having a weighted average exercise price of $39.48 per share. The weighted average grant date fair value of such options was $7.27 per share for the nine months ended June 30, 2007. There were no stock options granted during the quarter ended June 30, 2007. The Company also granted 25,000 restricted share awards (non-vested stock as defined in SFAS 123R) during the nine months ended June 30, 2007. The weighted average fair values of such restricted shares were $40.18 per share for the nine months ended June 30, 2007. There were no restricted share awards granted during the quarter ended June 30, 2007.
New Accounting Pronouncements. In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The cumulative effect of applying FIN 48 at

Item 1. Financial Statements (Cont.)
adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the first quarter of the Company’s 2008 fiscal year. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements.
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
     In September 2006, the FASB also issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R). SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, with limited exceptions. The Company is required to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 by the fourth quarter of fiscal 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. Currently, the Company measures its plan assets and benefit obligations using a June 30th measurement date. If the Company recognized the funded status of its pension and post-retirement benefit plans at September 30, 2006, the Company’s Consolidated Balance Sheet would reflect a liability of $232.5 million instead of the prepaid pension and post-retirement costs of $64.1 million and post-retirement liabilities of $32.9 million that were presented on the balance sheet at September 30, 2006. The Company expects that it will record a regulatory asset for the majority of this liability with the remainder reflected in accumulated other comprehensive income. The Company will recalculate the funded status of its pension and post-retirement benefit plans during the fourth quarter of fiscal 2007.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS 159 is effective as of the Company’s first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.
Note 2 — Income Taxes
     The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows (in thousands):

Item 1. Financial Statements (Cont.)

	Nine Months Ended
	June 30,
	2007	2006

Operating Expenses:
Current Income Taxes
Federal	$65,629	$68,914
State	19,259	17,079
Foreign	22	2,212

Deferred Income Taxes
Federal	18,221	2,427
State	5,270	1,519
Foreign	3,616	(21,376)

	112,017	70,775

Other Income:

Deferred Investment Tax Credit	(523)	(523)

Total Income Taxes	$111,494	$70,252

     The U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Nine Months Ended
	June 30,
	2007	2006

U.S.	$275,196	$248,226
Foreign	16,063	(41,851)

	$291,259	$206,375

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Nine Months Ended
	June 30,
	2007	2006

Income Tax Expense, Computed at Statutory Rate of 35%	$101,941	$72,231

Increase (Reduction) in Taxes Resulting From:
State Income Taxes	15,944	12,089
Foreign Tax Differential	(2,069)	(5,211	)(1)
Reversal of Capital Loss Valuation Allowance	—	(2,877)
Miscellaneous	(4,322)	(5,980	)(2)

Total Income Taxes	$111,494	$70,252

(1)	Includes a $5.1 million deferred tax benefit relating to additional future tax deductions forecasted in the Exploration and Production segment’s Canadian division.

(2)	Includes a net reversal of $3.2 million relating to a tax contingency reserve.
     Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

Item 1. Financial Statements (Cont.)

	At June 30, 2007	At September 30, 2006

Deferred Tax Liabilities:
Property, Plant and Equipment	$600,801	$569,677
Other	34,750	37,865

Total Deferred Tax Liabilities	635,551	607,542

Deferred Tax Assets:
Capital Loss Carryover	(4,909)	(8,786)
Other	(91,201)	(86,659)

Total Deferred Tax Assets	(96,110)	(95,445)

Total Net Deferred Income Taxes	$539,441	$512,097

Presented as Follows:
Net Deferred Tax Asset — Current	$(21,271)	$(23,402)
Net Deferred Tax Asset — Non-Current	(5,421)	(9,003)
Net Deferred Tax Liability — Non-Current	566,133	544,502

Total Net Deferred Income Taxes	$539,441	$512,097

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $10.4 million at both June 30, 2007 and September 30, 2006. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $79.0 million and $79.5 million at June 30, 2007 and September 30, 2006, respectively.
     A capital loss carryover of $14.0 million existed at June 30, 2007, which expires if not utilized by September 30, 2008. Although realization is not assured, management determined that it is more likely than not that the entire deferred tax asset associated with this carryover will be realized during the carryover period, and as such, no valuation allowance has been provided.
     A deferred tax asset of $5.4 million and $9.0 million relating to Canadian operations existed at June 30, 2007 and September 30, 2006, respectively. Although realization is not assured, management determined that it is more likely than not that future taxable income will be generated in Canada to fully utilize this asset, and as such, no valuation allowance has been provided.
Note 3 — Capitalization
Common Stock. During the nine months ended June 30, 2007, the Company issued 2,011,559 original issue shares of common stock as a result of stock option exercises and 25,000 original issue shares for restricted stock awards (non-vested stock as defined in SFAS 123R). The Company also issued 6,746 original issue shares of common stock to the non-employee directors of the Company as partial consideration for the directors’ services during the nine months ended June 30, 2007. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the nine months ended June 30, 2007, 714,098 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. During the nine months ended June 30, 2007, the Company repurchased 1,195,328 shares for $43.3 million under this program, funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit. Since the repurchase program was implemented, the Company has repurchased 3,721,878 shares for $128.5 million.

Item 1. Financial Statements (Cont.)
Long-Term Debt. On December 8, 2006, the Company repaid $22.8 million of Empire’s secured debt. Such amount was classified as Current Portion of Long-Term Debt on the Company’s Consolidated Balance Sheet at September 30, 2006.
     On April 30, 2007, the Company redeemed $96.3 million of 6.5% unsecured notes, plus accrued interest. These notes were redeemable by the Company at par at any time after September 15, 2006.
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
     As disclosed in Note H of the Company’s 2006 Form 10-K, the Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site in New York for which the Company had not been named as a potentially responsible party. In February 2007, the NYDEC identified the Company as a potentially responsible party for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. In July 2007, the Company appealed the NYDEC’s Record of Decision to the New York State Supreme Court, Albany County. The Company believes that a negotiated resolution with the NYDEC regarding the site remains possible.
     At June 30, 2007, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $12.3 million to $16.0 million. The minimum estimated liability of $12.3 million has been recorded on the Consolidated Balance Sheet at June 30, 2007. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.
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

Item 1. Financial Statements (Cont.)

Quarter Ended June 30, 2007 (Thousands)
		Pipeline	Exploration			Total		Corporate and
		and	And	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$210,604	$30,128	$94,394	$113,380	$13,131	$461,637	$1,308	$200	$463,145

Intersegment Revenues	$2,586	$20,332	$—	$—	$—	$22,918	$2,253	$(25,171)	$—

Segment Profit (Loss):
Net Income (Loss)	$3,705	$15,451	$24,435	$1,233	$(364)	$44,460	$458	$1,880	$46,798

Nine Months Ended June 30, 2007 (Thousands)
		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$1,000,860	$94,889	$275,712	$360,036	$43,079	$1,774,576	$4,387	$578	$1,779,541

Intersegment Revenues	$12,556	$61,585	$—	$—	$—	$74,141	$6,540	$(80,681)	$—

Segment Profit:
Net Income	$54,322	$43,075	$64,958	$8,431	$3,053	$173,839	$1,911	$4,015	$179,765

Quarter Ended June 30, 2006 (Thousands)
		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$186,661	$30,750	$86,600	$94,747	$15,311	$414,069	$1,192	$191	$415,452

Intersegment Revenues	$2,514	$20,298	$—	$—	$4	$22,816	$1,354	$(24,170)	$—

Segment Profit (Loss):
Net Income (Loss)	$827	$12,642	$(15,127)	$1,045	$1,529	$916	$(212)	$(593)	$111

Nine Months Ended June 30, 2006 (Thousands)
		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$1,154,375	$104,835	$257,406	$446,367	$51,377	$2,014,360	$2,250	$579	$2,017,189

Intersegment Revenues	$12,317	$61,304	$—	$—	$4	$73,625	$7,938	$(81,563)	$—

Segment Profit (Loss):
Net Income (Loss)	$51,234	$45,384	$28,152	$5,909	$5,235	$135,914	$404	$(195)	$136,123

Item 1. Financial Statements (Cont.)
Note 6 — Intangible Assets
     The components of the Company’s intangible assets were as follows (in thousands):

				At September 30,
	At June 30, 2007			2006
	Gross		Net	Net
	Carrying	Accumulated	Carrying	Carrying
	Amount	Amortization	Amount	Amount

Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$8,580	$(4,722)	$3,858	$4,660
Long-Term Gas Purchase Contracts	31,864	(6,221)	25,643	26,838
Intangible Assets Not Subject to
Amortization:
Retirement Plan Intangible Asset	256	—	256	—

	$40,700	$(10,943)	$29,757	$31,498

Aggregate Amortization Expense:
(Thousands)
Three Months Ended June 30, 2007	$666
Three Months Ended June 30, 2006	$666
Nine Months Ended June 30, 2007	$1,997
Nine Months Ended June 30, 2006	$1,997
     The gross carrying amount of intangible assets subject to amortization at June 30, 2007 remained unchanged from September 30, 2006. The only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the long-term transportation contracts is estimated to be $0.3 million for the remainder of 2007 and $1.1 million and $0.5 million for 2008 and 2009, respectively. Amortization expense for transportation contracts is estimated to be $0.4 million annually for 2010 and 2011. Amortization expense for the long-term gas purchase contracts is estimated to be $0.4 million for the remainder of 2007 and $1.6 million annually for 2008, 2009, 2010 and 2011.
Note 7 — Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three months ended June 30,	2007	2006	2007	2006
Service Cost	$3,225	$4,104	$1,403	$2,007
Interest Cost	11,087	10,049	6,800	6,701
Expected Return on Plan Assets	(12,809)	(12,486)	(6,740)	(5,576)
Amortization of Prior Service Cost	220	239	1	1
Amortization of Transition Amount	—	—	1,782	1,782
Amortization of Losses	3,382	5,777	2,053	5,850
Net Amortization and Deferral For Regulatory Purposes (Including Volumetric Adjustments) (1)	(344)	(2,232)	3,382	(3,726)

Net Periodic Benefit Cost	$4,761	$5,451	$8,681	$7,039

Item 1. Financial Statements (Cont.)

	Retirement Plan		Other Post-Retirement Benefits
Nine months ended June 30,	2007	2006	2007	2006
Service Cost	$9,674	$12,312	$4,210	$6,022
Interest Cost	33,263	30,147	20,399	20,103
Expected Return on Plan Assets	(38,427)	(37,457)	(20,220)	(16,727)
Amortization of Prior Service Cost	661	718	3	3
Amortization of Transition Amount	—	—	5,345	5,345
Amortization of Losses	10,146	17,331	6,160	17,552
Net Amortization and Deferral For Regulatory Purposes (Including Volumetric Adjustments) (1)	3,885	(1,853)	16,453	(3,777)

Net Periodic Benefit Cost	$19,202	$21,198	$32,350	$28,521

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.
Employer Contributions. During the nine months ended June 30, 2007, the Company contributed $16.5 million to its retirement plan and $37.0 million to its other post-retirement benefit plan. In the remainder of 2007, the Company expects to contribute $8.4 million to its retirement plan and $5.2 million to its other post-retirement benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company is a diversified energy company consisting of five reportable business segments. For the quarter and nine months ended June 30, 2007 compared to the quarter and nine months ended June 30, 2006, the Company has experienced an overall increase in earnings ($46.7 million and $43.6 million, respectively) primarily due to the non-recurrence of an impairment charge of $39.5 million after-tax related to the Exploration and Production segment’s Canadian oil and gas assets during the quarter ended June 30, 2006. The Company’s earnings are discussed further in the Results of Operations section that follows.
     From a capital resources and liquidity perspective, the Company spent $206.5 million on capital expenditures during the nine months ended June 30, 2007, with approximately 67% being spent in the Exploration and Production segment. This is in line with the Company’s expectations.
     The Company took a significant step forward this quarter regarding the Empire Connector project. In June 2007, Empire signed a firm transportation service agreement with KeySpan Gas East Corporation, thereby obligating Empire to provide transportation service that will require construction of the Empire Connector project. Construction is planned to begin in fall 2007 and be completed by November 1, 2008.* The total cost of the Empire Connector project is estimated at $177 million, after giving effect to an expected sales tax exemption.* The project is discussed further in the Capital Resources and Liquidity and Rates and Regulatory Matters sections that follow.
     The Company also began repurchasing outstanding shares of common stock during fiscal 2006 under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of 8 million shares. Through June 30, 2007, the Company had repurchased 3,721,878 shares for $128.5 million under this program, including 1,195,328 shares for $43.3 million during the nine months ended June 30, 2007. These matters are discussed further in the Capital Resources and Liquidity section that follows.
     On January 29, 2007, the Company commenced a rate case in the New York rate jurisdiction of the Utility segment by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million annually. The Company explained in the filing that its request for rate relief is necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also includes a proposal for an aggressive efficiency and conservation initiative with a revenue decoupling mechanism designed to render the Company indifferent to throughput reductions resulting from conservation. This matter is discussed more fully in the Rate and Regulatory Matters section that follows.
     Lastly, the Company recently received bids for the sale of SECI, Seneca’s wholly owned subsidiary that operates in Canada, and is currently negotiating with the highest bidder. The Company expects that it may complete a sale by September 30, 2007.*
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the 2006 Form 10-K. There have been no subsequent changes to that disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
RESULTS OF OPERATIONS
Earnings
     The Company’s earnings were $46.8 million for the quarter ended June 30, 2007 compared to earnings of $0.1 million for the quarter ended June 30, 2006. The increase in earnings of $46.7 million is primarily the result of higher earnings in the Exploration and Production, Utility, and Pipeline and Storage segments and the Corporate and All Other categories, slightly offset by lower earnings in the Timber segment, as shown in the table below. Earnings for the quarter ended June 30, 2006 include a $62.4 million impairment charge before tax ($39.5 million after-tax) for the Exploration and Production segment’s Canadian oil and gas producing properties under the full cost method of accounting using natural gas pricing at June 30, 2006. No such impairment was recognized in the quarter ended June 30, 2007. The Exploration and Production segment also recognized a $6.1 million benefit to earnings related to income taxes recognized during the quarter ended June 30, 2006. In the Pipeline and Storage segment, a $4.8 million benefit to earnings was recognized for the quarter ended June 30, 2007 due to the reversal of a reserve established for all costs incurred related to the Empire Connector project.
     The Company’s earnings were $179.8 million for the nine months ended June 30, 2007 compared to earnings of $136.1 million for the nine months ended June 30, 2006. The increase in earnings is primarily the result of higher earnings in the Exploration and Production, Utility, and Energy Marketing segments and the Corporate and All Other categories, offset slightly by lower earnings in the Pipeline and Storage and Timber segments, as shown in the table below. Earnings for the nine months ended June 30, 2007 include a $4.8 million benefit to earnings related to the reversal of a reserve established for all costs incurred related to the Empire Connector project. Earnings for the nine months ended June 30, 2006 include a $62.4 million impairment charge before tax ($39.5 million after-tax) for the Company’s Canadian oil and gas producing properties in the Exploration and Production segment that did not recur, as noted above, and a $11.2 million benefit to earnings related to income taxes, also in the Exploration and Production segment.
     Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after tax amounts, unless otherwise noted.
Earnings (Loss) by Segment

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Utility	$3,705	$827	$2,878	$54,322	$51,234	$3,088
Pipeline and Storage	15,451	12,642	2,809	43,075	45,384	(2,309)
Exploration and Production	24,435	(15,127)	39,562	64,958	28,152	36,806
Energy Marketing	1,233	1,045	188	8,431	5,909	2,522
Timber	(364)	1,529	(1,893)	3,053	5,235	(2,182)

Total Reportable Segments	44,460	916	43,544	173,839	135,914	37,925
All Other	458	(212)	670	1,911	404	1,507
Corporate (1)	1,880	(593)	2,473	4,015	(195)	4,210

Total Consolidated	$46,798	$111	$46,687	$179,765	$136,123	$43,642

(1)   Includes earnings from the former International segment’s activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility
Utility Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Retail Sales Revenues:
Residential	$158,922	$144,690	$14,232	$778,572	$912,058	$(133,486)
Commercial	24,380	22,362	2,018	127,485	155,010	(27,525)
Industrial	1,432	1,648	(216)	7,081	12,372	(5,291)

	184,734	168,700	16,034	913,138	1,079,440	(166,302)

Transportation	21,017	16,930	4,087	86,358	76,205	10,153
Off-System Sales	3,727	—	3,727	3,727	—	3,727
Other	3,712	3,545	167	10,193	11,047	(854)

	$213,190	$189,175	$24,015	$1,013,416	$1,166,692	$(153,276)

Utility Throughput

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(MMcf)	2007	2006	(Decrease)	2007	2006	(Decrease)

Retail Sales:
Residential	10,679	8,740	1,939	56,729	55,071	1,658
Commercial	1,836	1,459	377	10,132	9,940	192
Industrial	113	114	(1)	628	900	(272)

	12,628	10,313	2,315	67,489	65,911	1,578
Transportation	12,981	12,185	796	53,556	48,646	4,910
Off-System Sales	467	—	467	467	—	467

	26,076	22,498	3,578	121,512	114,557	6,955

Degree Days

				Percent Colder
Three Months Ended				(Warmer) Than
June 30	Normal	2007	2006	Normal	Prior Year

Buffalo	927	921	731	(0.6)	26.0
Erie	885	900	812	1.7	10.8

Nine Months Ended June 30

Buffalo	6,514	6,195	5,816	(4.9)	6.5
Erie	6,108	5,930	5,565	(2.9)	6.6

2007 Compared with 2006
     Operating revenues for the Utility segment increased $24.0 million for the quarter ended June 30, 2007 as compared with the quarter ended June 30, 2006. The increase for the quarter is primarily attributable to higher retail gas sales revenue, higher transportation revenue and higher off-system sales revenue. The $16.0 million increase in retail gas sales revenues was a function of higher throughput volumes that reflect an increase in normalized usage per account, as well as the $2.8 million impact of a base rate increase in the Pennsylvania jurisdiction, which became effective January 2007. The $4.1 million increase in transportation revenues is primarily attributable to the migration of retail customers to transportation service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Operating revenues for the Utility segment decreased $153.3 million for the nine months ended June 30, 2007 as compared with the nine months ended June 30, 2006. The decrease is primarily attributable to lower retail gas sales revenues. The decrease in retail gas sales revenues of $166.3 million was largely a function of the recovery of lower gas costs, which more than offset the revenue effect of higher retail sales volumes, as shown in the table above. Slightly offsetting the decrease, in the Pennsylvania jurisdiction, the impact of a base rate increase, which became effective in January 2007, increased operating revenues for the nine-month period by $7.5 million. The increase in transportation revenues was primarily due a 4.9 Bcf increase in transportation throughput, largely due to the migration of retail sales customers to transportation service. The corresponding $10.2 million increase in transportation revenues would have been greater if not for a $3.9 million out-of-period adjustment recorded in the first quarter of fiscal 2006 to correct Distribution Corporation’s calculation of the symmetrical sharing component of New York’s gas adjustment rate.
     The Utility segment’s earnings for the quarter ended June 30, 2007 were $3.7 million, an increase of $2.9 million compared to earnings of $0.8 million for the quarter ended June 30, 2006. In the Pennsylvania jurisdiction, earnings increased by $2.0 million due primarily to the impact of a base rate increase ($1.8 million), and increased usage per account ($0.6 million), discussed above. These increases were partly offset by higher interest expense ($0.3 million) and higher operating costs ($0.2 million). In the New York jurisdiction, earnings increased $0.9 million due primarily to an increase in usage per account ($2.3 million). Higher operating costs ($0.4 million), the negative impact of a higher effective tax rate ($0.6 million), and higher interest expense ($0.3 million) partially offset this increase.
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s WNC. The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York jurisdiction. For the quarter ended June 30, 2007, the WNC did not have a significant impact on earnings as the weather was close to normal. For the quarter ended June 30, 2006, the WNC preserved earnings of approximately $1.5 million, as the weather was warmer than normal.
     The Utility segment’s earnings for the nine months ended June 30, 2007 were $54.3 million, an increase of $3.1 million when compared with earnings of $51.2 million for the nine months ended June 30, 2006. In the Pennsylvania jurisdiction, earnings increased $7.8 million due primarily to a base rate increase ($4.9 million) that became effective in January 2007, as discussed above, colder weather ($2.3 million), the positive impact associated with a lower effective tax rate ($1.5 million), and the positive impact associated with higher usage per account ($0.6 million). Higher intercompany and other interest expense of $0.9 million partly offset these increases. In the New York jurisdiction, earnings decreased $4.7 million due primarily to the out-of-period symmetrical sharing adjustment discussed above ($2.6 million), higher bad debt and other operating costs ($3.1 million), higher property taxes ($0.7 million), and higher interest expense ($0.4 million). Increased usage per account ($1.9 million) partly offset these decreases.
     For the nine months ended June 30, 2007, the WNC preserved earnings of approximately $2.3 million, as the weather was warmer than normal. For the nine months ended June 30, 2006, the WNC preserved earnings of approximately $6.2 million, as the weather was warmer than normal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage
Pipeline and Storage Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Firm Transportation	$28,556	$27,756	$800	$89,819	$90,579	$(760)
Interruptible Transportation	1,170	1,132	38	3,071	3,571	(500)

	29,726	28,888	838	92,890	94,150	(1,260)

Firm Storage Service	17,002	17,149	(147)	50,194	49,804	390
Other	3,732	5,011	(1,279)	13,390	22,185	(8,795)

	$50,460	$51,048	$(588)	$156,474	$166,139	$(9,665)

Pipeline and Storage Throughput

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/
(MMcf)	2007	2006	(Decrease)	2007	2006	Decrease

Firm Transportation	78,455	70,620	7,835	273,513	288,270	(14,757)
Interruptible Transportation	1,670	2,220	(550)	3,597	7,774	(4,177)

	80,125	72,840	7,285	277,110	296,044	(18,934)

2007 Compared with 2006
     Operating revenues for the Pipeline and Storage segment decreased $0.6 million for the quarter ended June 30, 2007 as compared with the quarter ended June 30, 2006. The decrease was primarily due to decreased efficiency gas revenues ($1.8 million), reported as part of other revenues in the table above. This decrease was due primarily to the Company’s recent settlement with the FERC, which decreased the efficiency gas retainage allowances. The decrease was partially offset by a $0.8 million increase in transportation revenue primarily caused by an increase in firm storage transportation contracts at the maximum rate.
     Operating revenues for the nine months ended June 30, 2007 decreased $9.7 million as compared with the nine months ended June 30, 2006. This decrease was primarily due to decreased efficiency gas revenues ($10.7 million), reported as part of other revenues in the table above. This decrease was due primarily to the Company’s recent settlement with the FERC, which decreased the efficiency gas retainage allowances, coupled with lower gas prices during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. In addition, there was a $0.9 million decrease to transportation/storage revenue caused by the Utility segment’s reduction in their firm contract volumes in fiscal 2007, coupled with the impact on revenues associated with non-recurring market conditions that arose from the effect of hurricane damage to production and pipeline infrastructure in the Gulf of Mexico during the fall of 2005. Offsetting these decreases, there was a $1.4 million increase to other revenues attributable to the lease termination fee adjustment in 2006 (an intercompany transaction) for the Company’s former headquarters, which did not recur in 2007.
     The Pipeline and Storage segment’s earnings for the quarter ended June 30, 2007 were $15.5 million, an increase of $2.9 million when compared to the earnings of $12.6 million for the quarter ended June 30, 2006. The increase in earnings primarily reflects the reversal of a reserve for preliminary survey costs ($4.8 million) related to the Empire Connector project. Based on the signing of a service agreement with KeySpan Gas East Corporation during the quarter ended June 30, 2007, management determined that it was probable that the project would go forward and that such preliminary survey costs were properly capitalizable in accordance with the FERC’s Uniform System of Accounts. Additionally, there was a $0.8 million reduction in depreciation expense as a result of the most recent settlement with the FERC, which

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
reduced depreciation rates. These positive earnings impacts were partially offset by a $1.2 million decrease in efficiency gas revenues, and a $0.8 million increase in operating costs (primarily post-retirement benefit costs). The decrease in efficiency gas revenues and the increase in post-retirement benefit costs are due to the recent FERC settlement. In addition, there was a $1.0 million increase in interest expense causing a reduction in earnings.
     The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2007 were $43.1 million, a decrease of $2.3 million when compared to the earnings of $45.4 million for the nine months ended June 30, 2006. The main factors contributing to this decrease were lower efficiency gas revenues ($7.0 million), higher interest expense ($2.4 million) and higher operating costs (primarily post-retirement benefit costs) of $1.0 million. These were partially offset by the favorable earnings impact associated with the reversal of the reserve for preliminary survey costs discussed above ($4.8 million). In addition, there was a $1.8 million reduction in depreciation expense as a result of the most recent settlement with the FERC, which reduced depreciation rates. There was also a $1.9 million positive earnings impact associated with the discontinuance of hedge accounting for Empire’s interest rate collar. On December 8, 2006, Empire repaid $22.8 million of secured debt. The interest costs of this secured debt were hedged by the interest rate collar. Since the hedged transaction was settled and there will be no future cash flows associated with the secured debt, the unrealized gain in accumulated other comprehensive income associated with the interest rate collar was reclassified to the income statement.
Exploration and Production
Exploration and Production Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Gas (after Hedging)	$45,761	$42,786	$2,975	$140,931	$141,560	$(629)
Oil (after Hedging)	45,583	41,282	4,301	125,507	106,938	18,569
Gas Processing Plant	10,466	8,904	1,562	28,212	32,986	(4,774)
Other	20	(406)	426	791	1,429	(638)
Intrasegment Elimination (1)	(7,436)	(5,966)	(1,470)	(19,729)	(25,507)	5,778

	$94,394	$86,600	$7,794	$275,712	$257,406	$18,306

(1)	Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.
Production Volumes

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)

Gas Production (MMcf)
Gulf Coast	2,317	2,109	208	7,934	6,529	1,405
West Coast	1,019	983	36	2,883	2,933	(50)
Appalachia	1,266	1,267	(1)	3,998	3,766	232
Canada	1,639	2,158	(519)	5,216	5,830	(614)

	6,241	6,517	(276)	20,031	19,058	973

Oil Production (Mbbl)
Gulf Coast	165	192	(27)	540	479	61
West Coast	599	638	(39)	1,789	1,962	(173)
Appalachia	32	19	13	91	41	50
Canada	58	66	(8)	175	221	(46)

	854	915	(61)	2,595	2,703	(108)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)

Average Gas Price/Mcf
Gulf Coast	$7.37	$6.97	$0.40	$6.74	$8.56	$(1.82)
West Coast	$7.20	$6.06	$1.14	$6.76	$8.42	$(1.66)
Appalachia	$8.59	$7.26	$1.33	$7.71	$10.29	$(2.58)
Canada	$6.82	$5.54	$1.28	$6.34	$7.75	$(1.41)
Weighted Average	$7.45	$6.41	$1.04	$6.83	$8.64	$(1.81)
Weighted Average After Hedging	$7.33	$6.57	$0.76	$7.04	$7.43	$(0.39)

Average Oil Price/bbl
Gulf Coast	$65.17	$67.52	$(2.35)	$59.37	$62.04	$(2.67)
West Coast	$57.77	$61.51	$(3.74)	$52.96	$55.40	$(2.44)
Appalachia	$60.43	$63.15	$(2.72)	$59.35	$61.92	$(2.57)
Canada	$51.58	$57.88	$(6.30)	$48.16	$49.25	$(1.09)
Weighted Average	$58.87	$62.54	$(3.67)	$54.20	$56.17	$(1.97)
Weighted Average After Hedging	$53.40	$45.13	$8.27	$48.37	$39.56	$8.81
2007 Compared with 2006
     Operating revenues for the Exploration and Production segment increased $7.8 million for the quarter ended June 30, 2007 as compared with the quarter ended June 30, 2006. Oil production revenue after hedging increased $4.3 million due to a $8.27 per barrel increase in weighted average prices after hedging. Gas production revenue after hedging increased $3.0 million. An increase in the weighted average price of gas after hedging ($0.76 per Mcf) more than offset a decrease in gas production of 276 MMcf. The decrease in gas production occurred mainly in this segment’s Canadian region (519 MMcf), as shown in the table above, and is primarily attributable to the shutting-in of the Sukunka properties for one month of the quarter ended June 30, 2007, due to a work-over of the processing plant used for this production. While oil prices actually decreased quarter over quarter, many of the lower priced hedges during the quarter ended June 30, 2006 had expired and were not replaced, resulting in an increase to the weighted average oil price (after hedging) received for this segment’s oil production during the quarter ended June 30, 2007.
     Operating revenues for the Exploration and Production segment increased $18.3 million for the nine months ended June 30, 2007 as compared with the nine months ended June 30, 2006. Oil production revenue after hedging increased $18.6 million due to an $8.81 per barrel increase in weighted average prices after hedging. Gas production revenue after hedging decreased $0.6 million. A decrease in the weighted average price of gas after hedging ($0.39 per Mcf) more than offset an increase in gas production of 973 MMcf. The increase in gas production occurred primarily in the Gulf Coast region (1,405 MMcf). During the quarter ended December 31, 2005, Seneca experienced significant production delays due largely to the impact of hurricane damage to pipeline infrastructure in the Gulf of Mexico. Seneca had substantially all of its pre-hurricane Gulf of Mexico production back on line at the beginning of fiscal 2007. This increase in production was partially offset by lower gas production in the Canadian region, as discussed above.
     The Exploration and Production segment’s earnings for the quarter ended June 30, 2007 were $24.4 million, an increase of $39.5 million when compared with a loss of $15.1 million for the quarter ended June 30, 2006. The increase is primarily attributable to an impairment charge of $39.5 million on this segment’s Canadian oil and gas producing properties, recognized during the quarter ended June 30, 2006. Higher crude oil and natural gas prices increased earnings by $4.6 million and $3.1 million, respectively, and lower depletion expense increased earnings by $2.7 million. Earnings were also

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
positively impacted by a lower effective tax rate ($1.6 million). Earnings were negatively impacted by the non-recurrence of $6.1 million of tax benefits recognized during the quarter ended June 30, 2006 and higher lease operating expense of $2.6 million. Lower crude oil and natural gas production also decreased earnings by $1.8 million and $1.2 million, respectively. The $6.1 million of tax benefits recognized during the quarter ended June 30, 2006 is discussed below under “Income Tax Expense (Benefit)”.
     The Exploration and Production segment’s earnings for the nine months ended June 30, 2007 were $65.0 million, an increase of $36.8 million when compared with earnings of $28.2 million for the nine months ended June 30, 2006. The increase is primarily attributable to the impairment charge of $39.5 million recognized during the quarter ended June 30, 2006, discussed above. Higher crude oil prices and higher natural gas production also increased earnings by $14.9 million and $4.7 million, respectively, and lower depletion expense increased earnings by $2.5 million. These increases were partly offset by the non-recurrence of $6.1 million and $5.1 million of tax benefits recognized during the quarters ended June 30, 2006 and March 31, 2006, respectively, as well as by higher lease operating expense of $3.5 million. Lower natural gas prices and lower crude oil production also decreased earnings by $5.1 million and $2.8 million, respectively. Earnings were also negatively impacted by a higher effective tax rate ($2.5 million), largely due to higher New York State taxes. The Company files a combined New York State tax return and allocates such state tax among all subsidiaries. The $6.1 million and $5.1 million of tax benefits recognized during the quarters ended June 30, 2006 and March 31, 2006, respectively, are discussed below under “Income Tax Expense (Benefit)”.
Energy Marketing
Energy Marketing Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Natural Gas (after Hedging)	$113,351	$94,516	$18,835	$359,895	$446,095	$(86,200)
Other	29	231	(202)	141	272	(131)

	$113,380	$94,747	$18,633	$360,036	$446,367	$(86,331)

Energy Marketing Volumes

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2007	2006	Increase	2007	2006	Increase

Natural Gas – (MMcf)	13,014	11,190	1,824	44,063	38,496	5,567

2007 Compared with 2006
     Operating revenues for the Energy Marketing segment increased $18.6 million for the quarter ended June 30, 2007 as compared with the quarter ended June 30, 2006. The increase is primarily due to higher gas sales revenue due to an increase in throughput and, to a lesser extent, an increase in the price of natural gas. The increase in throughput is attributable to the addition of certain large, low-margin commercial and industrial customers, an increase in sales to existing wholesale customers, and colder weather.
     For the nine months ended June 30, 2007, operating revenues for the Energy Marketing segment decreased $86.3 million as compared with the nine months ended June 30, 2006. The decrease primarily reflects lower gas sales revenue due to a decrease in natural gas commodity prices for the period that

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
were recovered through revenues, offset in part by an increase in throughput. The increase in throughput was due to the addition of certain large, low-margin commercial and industrial customers, an increase in sales to existing wholesale customers, and colder weather.
     Earnings in the Energy Marketing segment increased $0.2 million and $2.5 million, respectively, for the quarter and nine months ended June 30, 2007 as compared with the quarter and nine months ended June 30, 2006. For the quarter ended June 30, 2007, despite higher operating revenues and volumes, margins did not change significantly due to lower average margins per Mcf. For the nine months ended June 30, 2007, higher margins of $2.6 million are responsible for the increase in earnings. The increase in margin is mainly the result of a $2.3 million reversal of an accrual for purchased gas expense related to the resolution of a contingency during the quarter ended March 31, 2007. The increase in throughput noted above, as well as greater financial benefits recognized from increased storage capacity utilization and price differentials also contributed to the increase in margin.
Timber
Timber Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Log Sales	$3,504	$4,063	$(559)	$16,950	$18,586	$(1,636)
Green Lumber Sales	1,318	2,097	(779)	3,582	5,527	(1,945)
Kiln-dried Lumber Sales	7,247	8,733	(1,486)	20,742	25,618	(4,876)
Other	1,062	422	640	1,805	1,650	155

Operating Revenues	$13,131	$15,315	$(2,184)	$43,079	$51,381	$(8,302)

Timber Board Feet

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Thousands)	2007	2006	Decrease	2007	2006	Decrease

Log Sales	1,724	1,767	(43)	6,458	7,540	(1,082)
Green Lumber Sales	2,709	3,126	(417)	6,619	8,082	(1,463)
Kiln-dried Lumber Sales	4,001	4,240	(239)	10,953	13,239	(2,286)

	8,434	9,133	(699)	24,030	28,861	(4,831)

2007 Compared with 2006
     Operating revenues for the Timber segment decreased $2.2 million for the quarter ended June 30, 2007 as compared with the quarter ended June 30, 2006. The decrease for the quarter can largely be attributed to lower kiln-dried lumber sales of $1.5 million primarily due to a decrease in the market price of kiln-dried cherry lumber. Also contributing to the decrease was a decline in both log and green lumber sales revenue of $0.6 million and $0.8 million, respectively. The decrease in log sales revenue is due to a decline in cherry veneer log volumes of 101,000 board feet, which command the highest price in the overall mix of harvested timber and have the largest impact on overall log sales revenue. Log volumes were down as a result of poor weather conditions in April 2007 that limited harvesting. The decline in green lumber sales revenue reflects a decline in processing volumes of 417,000 board feet, particularly from hard and soft maple green lumber, due to the limited availability of logs being harvested, as well as a decline in the market price of green lumber. With the addition of two new kilns placed into service in June 2007 that allow for greater processing capacity, the Company plans to reduce green lumber sales and increase kiln-dried lumber sales as kiln-dried lumber commands a much higher price than green lumber.*

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Operating revenues for the Timber segment decreased $8.3 million for the nine months ended June 30, 2007 as compared with the nine months ended June 30, 2006. This decrease can be attributed to unfavorable weather conditions primarily during the fall of 2006 and the spring of 2007 that greatly diminished the harvesting of logs. These conditions consisted of warm, wet weather that made it difficult to bring logging trucks into the forests. Weather conditions were significantly more favorable throughout the nine months ended June 30, 2006. These unfavorable conditions for harvesting resulted in a decline in log sales of $1.6 million or 1.1 million board feet. There was also a decline in both green lumber and kiln-dried lumber sales of $1.9 million and $4.9 million, respectively, since there were fewer logs available for processing. Additionally, the processing of a greater amount of lumber species other than cherry has contributed to the decrease in kiln-dried lumber sales. These lumber species are sold at a lower price than kiln-dried cherry lumber.
     The Timber segment recorded a loss of $0.4 million for the quarter ended June 30, 2007, a decrease of $1.9 million when compared with earnings of $1.5 million for the quarter ended June 30, 2006. The decrease is largely attributable to lower margins from lumber and log sales ($2.0 million) as a result of the decline in revenues noted above. Partially offsetting this decrease was a decline in depletion expense of $0.3 million. The decrease in depletion expense reflects the cutting of more low cost or no cost basis timber from Company owned land as well as the overall decrease in logs harvested.
     The Timber segment’s earnings for the nine months ended June 30, 2007 were $3.1 million, a decrease of $2.1 million when compared with earnings of $5.2 million for the nine months ended June 30, 2006. The decrease was primarily due to lower margins from lumber and log sales ($3.1 million) as a result of the decline in revenues noted above. Partially offsetting this decrease was a decline in depletion expense of $1.2 million. The decrease in depletion expense reflects the cutting of more low cost or no cost basis timber from Company owned land as well as the overall decrease in logs harvested.
Corporate and All Other
2007 Compared with 2006
     Corporate and All Other recorded earnings of $2.3 million for the quarter ended June 30, 2007 compared with a loss of $0.8 million for the quarter ended June 30, 2006. This increase was partially due to an increase in interest income of $0.8 million (primarily intercompany interest). On a consolidated basis, all significant intercompany balances and transactions are eliminated. Also contributing to the increase in earnings was lower interest expense on long-term debt of $0.6 million, higher income from unconsolidated subsidiaries of $0.5 million in the All Other category, lower operating costs of $0.3 million, the positive impact of a lower effective tax rate ($0.6 million), and higher margins by Horizon LFG ($0.2 million).
     For the nine months ended June 30, 2007, Corporate and All Other had earnings of $5.9 million compared with earnings of $0.2 million for the nine months ended June 30, 2006. This improvement was largely due to an increase in interest income of $3.7 million (primarily intercompany interest). A death benefit gain on life insurance proceeds ($1.9 million) was recognized in the Corporate category as noted below under “Other Income”, but was largely offset by an out-of-period pension expense adjustment associated with the Company’s Non-Qualified defined benefit plan of $1.6 million. In the All Other category, Horizon LFG’s earnings benefited from higher margins of $0.9 million in the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006, and Horizon Power’s income from unconsolidated subsidiaries increased $0.6 million, also contributing to the increase in earnings. The Corporate and All Other categories also had a positive earnings benefit associated with a lower effective tax rate ($1.3 million). Partially offsetting these increases, the Corporate and All Other categories experienced higher interest expense of $0.3 million and higher operating costs of $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Other Income
     Other income increased $0.2 million and $2.5 million, respectively, for the quarter and nine months ended June 30, 2007 as compared to the quarter and nine months ended June 30, 2006. For the nine months ended June 30, 2007, the increase can be attributed to a death benefit gain on life insurance proceeds of $1.9 million recognized in the Corporate category.
Interest Charges
     Interest on long-term debt increased $0.1 million for the quarter ended June 30, 2007 as compared with the quarter ended June 30, 2006. For the nine months ended June 30, 2007, interest on long-term debt decreased $2.3 million as compared with the nine months ended June 30, 2006 due to a $1.9 million benefit to interest expense as a result of the discontinuance of hedge accounting for Empire’s interest rate collar, as discussed above under Pipeline and Storage. The underlying long-term debt associated with this interest rate collar was repaid in December 2006 and the unrealized gain recorded in accumulated other comprehensive income associated with the interest rate collar was reclassified to interest expense during the quarter ended December 31, 2006.
Income Tax Expense (Benefit)
     The Company’s effective income tax rate for the quarter ended June 30, 2007 was approximately 35%, compared to approximately 101% for the quarter ended June 30, 2006. For the quarter ended June 30, 2006, while the Company experienced a loss of $7.7 million, it recognized a tax benefit of $7.8 million. The significant change in the effective income tax rate was a result of the income tax benefit of $6.1 million that was recognized in the Exploration and Production segment in the quarter ended June 30, 2006 that did not recur in 2007. This benefit resulted from the reversal of a valuation allowance ($2.9 million) associated with the capital loss carryforward that resulted from the 2003 sale of certain of Seneca’s oil properties. During the quarter ended June 30, 2006, the Company made the determination that it expected to be in a position to fully utilize the loss carryforward and so a valuation allowance was no longer necessary. A tax benefit of $3.2 million also resulted from the favorable resolution of certain open tax issues.
     The Company’s effective income tax rate for the nine months ended June 30, 2007 was approximately 38%, compared to approximately 34% for the nine months ended June 30, 2006. The change in the effective income tax rate was a result of the $6.1 million income tax benefit recorded during the quarter ended June 30, 2006 that did not recur in 2007, as discussed above. It also reflected a $5.1 million income tax benefit recorded during the quarter ended March 31, 2006 that did not recur in 2007. The $5.1 million benefit was an adjustment to a deferred income tax balance. Under GAAP, a company may recognize the benefit of certain expected future income tax deductions as a deferred tax asset only if it anticipates sufficient future taxable income to utilize those deductions. As a result of higher commodity prices, the Company increased its forecast of future taxable income in the Exploration and Production segment’s Canadian division and, as a result, recorded a deferred tax asset during the quarter ended March 31, 2006 for certain drilling costs that it expected to deduct on future income tax returns.
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary source of cash during the nine-month period ended June 30, 2007 consisted of cash provided by operating activities. This source of cash was supplemented by issues of new shares of common stock as a result of stock option exercises. During the nine months ended June 30, 2007, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. During fiscal 2006, the Company began repurchasing outstanding shares of its common stock under a share repurchase program, which is discussed below under Financing Cash Flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Operating Cash Flow
     Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, impairment of oil and gas producing properties, deferred income taxes, and income or loss from unconsolidated subsidiaries net of cash distributions.
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
     Net cash provided by operating activities totaled $404.6 million for the nine months ended June 30, 2007, a decrease of $5.3 million compared with $409.9 million provided by operating activities for the nine months ended June 30, 2006. Higher working capital requirements in the Exploration and Production segment were partially offset by lower working capital requirements in the Energy Marketing segment.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures for long-lived assets totaled $206.5 million during the nine months ended June 30, 2007. The table below presents these expenditures:

Nine Months Ended June 30, 2007 (in millions of dollars)
			Total
	Capital	Investment	Expenditures for
	Expenditures	in Partnership	Long-Lived Assets

Utility	$39.9	$—	$39.9
Pipeline and Storage	26.4	—	26.4
Exploration and Production	138.3	—	138.3
Timber	2.3	—	2.3
Corporate and All Other	(0.4)	3.3	2.9

	$206.5	$3.3	$209.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility
     The majority of the Utility capital expenditures for the nine months ended June 30, 2007 were made for replacement of mains and main extensions, as well as for the replacement of service lines.
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the nine months ended June 30, 2007 were made for additions, improvements, and replacements to this segment’s transmission and storage systems.
     The Company continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. In October 2005, Empire filed an application with the FERC for the authority to build and operate the Empire Connector project to expand its natural gas pipeline operations to serve new markets in New York and elsewhere in the Northeast by extending the Empire Pipeline. The application also asked that Empire’s existing business and facilities be brought under FERC jurisdiction, and that the FERC approve rates for Empire’s existing and proposed services. The Empire Connector will provide an upstream supply link for the Millennium Pipeline, which began construction in June 2007, and will transport Canadian and other natural gas supplies to downstream customers.* The Empire Connector will be designed to move up to approximately 250 MDth of natural gas per day.* The planned in-service date is November 2008.* The FERC issued on December 21, 2006 an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies, which has been accepted by Empire and the other applicants. In June 2007, Empire and KeySpan Gas East Corporation (KeySpan) executed a binding firm transportation service agreement for 150.75 MDth per day, obligating Empire to provide transportation service that will require construction of the Empire Connector project. Refer to the Rate and Regulatory Matters section that follows for further discussion of this matter. The total cost of the Empire Connector project is estimated at $177 million, after giving effect to an expected sales tax exemption worth approximately $3.7 million.* The Company anticipates financing this project with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* As of June 30, 2007, the Company had incurred approximately $9.5 million in costs related to this project. Of this amount, approximately $7.4 million had been reserved through March 31, 2007. During the quarter ended June 30, 2007, the Company reversed this reserve following the execution of the KeySpan service agreement and has discontinued reserving for Empire Connector project costs. As of June 30, 2007, the Company capitalized all of the costs incurred to date related to this project as Construction Work in Progress, as per the accounting guidance in the FERC’s Uniform System of Accounts.
     Supply Corporation continues to view its potential Tuscarora Extension project as an important link to Millennium and potential storage development in the Corning, New York area.* This new pipeline, which would expand the Supply Corporation system from its Tuscarora storage field to the intersection of the proposed Millennium and Empire Connector pipelines, will be designed initially to transport up to approximately 130 MDth of natural gas per day. It may also provide Supply Corporation with the opportunity to increase the deliverability of the existing Tuscarora storage field.* Supply Corporation is evaluating the results of an “Open Season” seeking customers for new capacity from the Rockies Express Project, Appalachian production, storage and other points to Leidy and to interconnections with Millennium and Empire at Corning which, if successful, could include the Tuscarora Extension. The project timeline depends on market development, and should the market mature, the Company anticipates financing the Tuscarora Extension with cash on hand and/or through the use of the Company’s bi-lateral lines of credit.* There have been no costs incurred by the Company related to this project as of June 30, 2007. The Company has not yet filed an application with the FERC for the authority to build and operate the Tuscarora Extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Exploration and Production
     The Exploration and Production segment capital expenditures for the nine months ended June 30, 2007 included approximately $25.5 million for Canada, $54.1 million for the Gulf Coast region ($53.7 million for the off-shore program in the Gulf of Mexico), $30.7 million for the West Coast region and $28.0 million for the Appalachian region. The significant amount spent in the Gulf Coast region is related to high commodity prices, which has improved the economics of investment in the area, plus projected royalty relief. These amounts included approximately $18.6 million spent to develop proved undeveloped reserves.
Timber
     The majority of the Timber segment capital expenditures for the nine months ended June 30, 2007 were for the construction of two new dry kilns that were placed into service during the quarter ended June 30, 2007, as well as construction of a lumber sorter for Highland’s sawmill operations, which is expected to be placed into service by the end of the current fiscal year.*
Corporate and All Other
     The majority of the Corporate and All Other category expenditures for long-lived assets for the nine months ended June 30, 2007 consisted of a $3.3 million capital contribution to Seneca Energy by Horizon Power, $1.65 million in each of the first and second quarters of fiscal 2007. Seneca Energy generates and sells electricity using methane gas obtained from landfills owned by outside parties. Seneca Energy is in the process of expanding its generating capacity from 11.2 megawatts to 17.6 megawatts. Horizon Power has funded its capital contributions with short-term borrowings.
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
     The Company did not have any outstanding short-term notes payable to banks or commercial paper at June 30, 2007. However, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As for bank loans, the Company maintains a number of individual (bi-lateral) uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $455.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines.* The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility which totals $300.0 million and extends through September 30, 2010.
     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter from September 30, 2005 through September 30, 2010. At June 30, 2007, the Company’s debt to capitalization ratio (as calculated under the facility) was .39. The constraints specified in the committed credit facility would permit an additional $1.88 billion in short-term and/or long-term debt to be outstanding (further limited by the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible.* However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.*
     Under the Company’s existing indenture covenants, at June 30, 2007, the Company would have been permitted to issue up to a maximum of $1.3 billion in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.*
     The Company’s 1974 indenture pursuant to which $399.0 million (or 40%) of the Company’s long-term debt (as of June 30, 2007) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
     The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2007, the Company had no debt outstanding under the committed credit facility.
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
     On April 30, 2007, the Company redeemed $96.3 million of 6.5% unsecured notes, plus accrued interest. These notes were redeemable by the Company at par at any time after September 15, 2006. On December 8, 2006, the Company repaid $22.8 million of Empire’s secured debt. Such amount was classified as Current Portion of Long-Term Debt on the Company’s Consolidated Balance Sheet at September 30, 2006.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. As of June 30, 2007, the Company has repurchased 3,721,878 shares for $128.5 million under this program, including 1,195,328 shares for $43.3 million during the nine months ended June 30, 2007. There were no shares repurchased during the quarter ended June 30, 2007 under this program. These share repurchases were funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit. In the future, it is expected that this share repurchase program will

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
continue to be funded with cash provided by operating activities and/or through the use of the Company’s bi-lateral lines of credit.* It is expected that open market repurchases will continue from time to time depending on market conditions.*
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $37.8 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $5.4 million. The Company has guaranteed 50% or $2.7 million of these capital lease commitments.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     On January 29, 2007, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million. Following standard procedure, the NYPSC suspended the proposed tariff amendments to enable its staff and intervenors to conduct a routine investigation and hold hearings. Distribution Corporation explained in the filing that its request for rate relief is necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also includes a proposal for an aggressive efficiency and conservation initiative with a revenue decoupling mechanism designed to render the Company indifferent to throughput reductions resulting from conservation. The NYPSC may accept, reject or modify the Company’s filing. Assuming standard procedure, rates would become effective in late December 2007. The outcome of the proceeding cannot be ascertained at this time. In an unrelated action, on April 30, 2007, the NYPSC adopted a generic order finding that energy efficiency and conservation programs “can create significant cost savings for customers.” The order further states that “existing rate designs still may discourage utilities from actively promoting energy efficiency.” To address these “disincentives,” the order directs utilities, including Distribution Corporation, to develop proposals for true-up based delivery service revenue decoupling mechanisms, among other things. Distribution Corporation believes that the conservation initiative and revenue decoupling mechanism submitted with its rate case is generally consistent with the requirements of the April 30, 2007 directive.
Pennsylvania Jurisdiction
     On June 1, 2006, Distribution Corporation filed proposed tariff amendments with PaPUC to increase annual revenues by $25.9 million to cover increases in the cost of service to be effective July 30, 2006. The rate request was filed to address increased costs associated with Distribution Corporation’s ongoing construction program as well as increases in operating costs, particularly uncollectible accounts. Following standard regulatory procedure, the PaPUC issued an order on July 20, 2006 instituting a rate proceeding and suspending the proposed tariff amendments until March 2, 2007. On October 2, 2006, the parties, including Distribution Corporation, Staff of the PaPUC and intervenors, executed an agreement (Settlement) proposing to settle all issues in the rate proceeding. The Settlement includes an increase in annual revenues of $14.3 million to non-gas revenues, an agreement not to file a rate case until January 28, 2008 at the earliest and an early implementation date. The Settlement was approved by the PaPUC at its meeting on November 30, 2006, and the new rates became effective January 1, 2007.
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
Pipeline and Storage
     Supply Corporation currently does not have a rate case on file with the FERC. The rate settlement approved by the FERC on February 9, 2007 requires Supply Corporation to make a general rate filing to be effective December 1, 2011, and bars Supply Corporation from making a general rate filing before then, with some exceptions specified in the settlement.
     Empire currently does not have a rate case on file with the NYPSC. Among the issues resolved in connection with Empire’s FERC application to build the Empire Connector are the rates and terms of service that will become applicable to all of Empire’s business, effective upon Empire constructing and placing its new facilities into service (currently expected for November 2008).* At that time, Empire would become an interstate pipeline subject to FERC regulation.*
     The FERC issued on December 21, 2006 an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. The Empire Certificate contains various environmental and other conditions. Empire has accepted that Certificate. Additional environmental permits from the U.S. Army Corps of Engineers and state environmental agencies have been received. Empire has also received, from all six upstate New York counties in which it would build the Empire Connector project, final approval (but not yet final documentation) of sales tax exemptions and temporary partial property tax abatements necessary to enable the Empire Connector to generate a fair return. In

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
June 2007, Empire signed a firm transportation service agreement with KeySpan Gas East Corporation, under which Empire is obligated to provide transportation service that will require construction of this project. Construction is planned to begin in fall 2007 and be complete by November 1, 2008.*
Environmental Matters
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
     The Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site in New York for which the Company had not been named as a potentially responsible party. In February 2007, the NYDEC identified the Company as a potentially responsible party for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. In July 2007, the Company appealed the NYDEC’s Record of Decision to the New York State Supreme Court, Albany County. The Company believes that a negotiated resolution with the NYDEC regarding the site remains possible.
     At June 30, 2007, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $12.3 million to $16.0 million.* The minimum estimated liability of $12.3 million has been recorded on the Consolidated Balance Sheet at June 30, 2007. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and insurance proceeds.*
     The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.*
New Accounting Pronouncements
     In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the first quarter of the Company’s 2008 fiscal year. The Company is currently assessing the potential effect of FIN 48 on its consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     In September 2006, the FASB issued SFAS 158, an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R. SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of Company’s fiscal year, with limited exceptions. The Company is required to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 by the fourth quarter of fiscal 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be adopted by the Company by the end of fiscal 2009. Currently, the Company measures its plan assets and benefit obligations using a June 30th measurement date. If the Company recognized the funded status of its pension and post-retirement benefit plans at September 30, 2006, the Company’s Consolidated Balance Sheet would reflect a liability of $232.5 million instead of the prepaid pension and post-retirement costs of $64.1 million and post-retirement liabilities of $32.9 million that were presented on the balance sheet at September 30, 2006. The Company expects that it will record a regulatory asset for the majority of this liability with the remainder reflected in accumulated other comprehensive income. The Company will recalculate the funded status of its pension and post-retirement benefit plans during the fourth quarter of fiscal 2007. The difference between what the Company currently records on its Consolidated Balance Sheet for its pension and post-retirement benefit obligations and what it will be required to record under SFAS 158 is due to certain unrecognized actuarial gains and losses and unrecognized prior service costs for both the pension and other post-retirement benefit plans as well as an unrecognized transition obligation for the other post-retirement benefit plan. These amounts are not required to be recorded on the Company’s Consolidated Balance Sheet under the current accounting standards, but were instead amortized over a period of time.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
1.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations;

2.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents;

3.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather such as hurricanes;

4.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment or valuation of derivative financial instruments or the Company’s natural gas and oil reserves;

5.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

6.	Changes in the availability and/or price of derivative financial instruments;

7.	Changes in the price differentials between various types of oil;

8.	Inability to obtain new customers or retain existing ones;

9.	Significant changes in competitive factors affecting the Company;

10.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

11.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

12.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans;

13.	The nature and projected profitability of pending and potential projects and other investments, and the ability to obtain necessary governmental approvals and permits;

14.	Occurrences affecting the Company’s ability to obtain funds from operations or from issuances of short-term notes or debt or equity securities to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

15.	Uncertainty of oil and gas reserve estimates;

16.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

17.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves;

18.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

19.	Regarding foreign operations, changes in trade and monetary policies, inflation and exchange rates, taxes, operating conditions, laws and regulations related to foreign operations, and political and governmental changes;

20.	Significant changes in tax rates or policies or in rates of inflation or interest;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)
21.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

22.	Changes in accounting principles or the application of such principles to the Company;

23.	The cost and effects of legal and administrative claims against the Company;

24.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

25.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

26.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Controls Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     In an action instituted in the New York State Supreme Court, Kings County on February 18, 2003 against Distribution Corporation and Paul J. Hissin, an unaffiliated third party, plaintiff Donna Fordham-Coleman, as administratrix of the estate of Velma Arlene Fordham, alleges that Distribution Corporation’s failure to initiate natural gas service, despite an attempt to do so, at an apartment leased to the plaintiff’s decedent, Velma Arlene Fordham, caused the decedent’s death in February 2001. The plaintiff sought damages for wrongful death and pain and suffering, plus punitive damages. Distribution Corporation denied plaintiff’s material allegations, asserted seven affirmative defenses and asserted a cross-claim

Item 1. Legal Proceedings (Concl.)
against the co-defendant. Distribution Corporation believes, and has vigorously asserted, that plaintiff’s allegations lack merit. The court changed venue of the action to New York State Supreme Court, Erie County. Discovery closed in October 2005, and Distribution Corporation filed a motion for summary judgment in November 2005. In February 2006, the court granted Distribution Corporation’s motion for summary judgment to dismiss plaintiff’s claims for wrongful death and punitive damages. The court denied Distribution Corporation’s motion for summary judgment to dismiss plaintiff’s negligence claim seeking recovery for conscious pain and suffering. Also in February 2006, the court dismissed all claims (including Distribution Corporation’s cross-claim) against defendant Hissin. In March 2006, the plaintiff appealed the court’s dismissal of the wrongful death and punitive damages claims, and Distribution Corporation appealed the court’s denial of its motion to dismiss the negligence claim for pain and suffering. In April 2007, the Appellate Division, Fourth Judicial Department, of the New York State Supreme Court reinstated the plaintiff’s wrongful death and punitive damages claims and denied Distribution Corporation’s appeal. A trial is scheduled to begin October 15, 2007.
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
     The risk factors in Item 1A of the Company’s 2006 Form 10-K, as amended by Item 1A of the Company’s Form 10-Q for the quarter ended December 31, 2006, have not materially changed other than as set forth below. The information presented below supersedes the risk factor having the same caption in the 2006 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in that Form 10-K and the December 31, 2006 Form 10-Q.
The nature of National Fuel’s operations presents inherent risks of loss that could adversely affect its results of operations, financial condition and cash flows.
     National Fuel’s operations in its various segments are subject to inherent hazards and risks such as: fires; natural disasters; explosions; geological formations with abnormal pressures; blowouts during well drilling; collapses of wellbore casing or other tubulars; pipeline ruptures; spills; and other hazards and risks that may cause personal injury, death, property damage, environmental damage or business interruption losses. Additionally, National Fuel’s facilities, machinery, and equipment may be subject to sabotage. Any of these events could cause a loss of hydrocarbons, environmental pollution, claims for

Item 1A. Risk Factors (Concl.)
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
     Due to large insurance losses caused by Hurricanes Katrina and Rita in 2005, the insurance industry significantly increased premiums for insurance on Gulf of Mexico properties, and reduced the limits typically available for windstorm damage. As a result, National Fuel determined that it was not economical to purchase insurance to fully cover its exposures in the Gulf of Mexico in the event of a named windstorm. National Fuel has procured named windstorm coverage in an amount equal to approximately five times the estimated physical damage loss sustained by National Fuel as a result of named windstorms during the 2005 hurricane season, subject to a deductible of $2.5 million per occurrence. No assurance can be given, however, that such amount will be sufficient to cover losses that may occur in the future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 2, 2007, the Company issued a total of 2,400 unregistered shares of Company common stock to the eight non-employee directors of the Company serving on the Board of Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended June 30, 2007, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price	Repurchase Plans	Repurchase Plans
Period	Purchased(a)	Paid per Share	or Programs	or Programs (b)

Apr. 1 - 30, 2007	333,354	$45.05	—	4,278,122
May 1 - 31, 2007	7,526	$46.33	—	4,278,122
June 1 - 30, 2007	28,154	$44.95	—	4,278,122
Total	369,034	$45.07	—	4,278,122

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Concl.)

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended June 30, 2007, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 369,034 shares purchased other than through a publicly announced share repurchase program, 23,592 were purchased for the Company’s 401(k) plans and 345,442 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Exhibit

3(ii)	By-Laws:

•	National Fuel Gas Company By-Laws as amended June 7, 2007 (incorporated herein by reference to Exhibit 3.1, Form 8-K dated June 8, 2007).

4	Instruments defining the rights of security holders:

•	Amended and Restated Rights Agreement, dated as of June 8, 2007, between National Fuel Gas Company and HSBC Bank USA, National Association, as rights agent (incorporated herein by reference to Exhibit 4.1, Form 8-K dated June 8, 2007).

12	Statements regarding Computation of Ratios:
Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2007 and the Fiscal Years Ended September 30, 2002 through 2006.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended June 30, 2007 and 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY (Registrant)
/s/ R. J. Tanski
R. J. Tanski
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo
Controller and Principal Accounting Officer

Date: August 3, 2007