Form 10-Q
period 2008-03-31
NATIONAL FUEL GAS CO
filed 2008-05-02
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,“ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $1 par value, outstanding at April 30, 2008: 81,243,700 shares.

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
Open Season
A bidding procedure used by pipelines to allocate firm transportation or storage capacity among prospective shippers, in which all bids submitted during a defined time period are evaluated as if they had been submitted simultaneously.

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

SAR	Stock-settled stock appreciation right
SFAS	Statement of Financial Accounting Standards
SFAS 87	Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions
SFAS 88	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

GLOSSARY OF TERMS (Concl.)

SFAS 106	Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
SFAS 115	Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities
SFAS 123R	Statement of Financial Accounting Standards No. 123R, Share-Based Payment
SFAS 132R	Statement of Financial Accounting Standards No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits
SFAS 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
SFAS 141R	Statement of Financial Accounting Standards No. 141R, Business Combinations
SFAS 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements
SFAS 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS 87, 88, 106, and 132R
SFAS 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115
SFAS 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51
SFAS 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133
Stock acquisitions	Investments in corporations.
Unbundled service	A service that has been separated from other services, with rates charged that reflect only the cost of the separated service.
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

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three and Six Months Ended March 31, 2008 and 2007	6 - 7

b. Consolidated Balance Sheets – March 31, 2008 and September 30, 2007	8 - 9

c. Consolidated Statements of Cash Flows – Six Months Ended March 31, 2008 and 2007	10

d. Consolidated Statements of Comprehensive Income — Three and Six Months Ended March 31, 2008 and 2007	11

e. Notes to Consolidated Financial Statements	12 - 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	43 - 44

Item 1 A. Risk Factors	44 - 45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	•

Item 4. Submission of Matters to a Vote of Security Holders	45 - 46

Item 5. Other Information	46

Item 6. Exhibits	46 - 47

Signatures	48
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
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
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2008	2007

INCOME
Operating Revenues	$885,853	$798,100

Operating Expenses
Purchased Gas	531,438	476,904
Operation and Maintenance	120,584	120,408
Property, Franchise and Other Taxes	21,398	19,989
Depreciation, Depletion and Amortization	42,412	38,395

	715,832	655,696

Operating Income	170,021	142,404
Other Income (Expense):
Income from Unconsolidated Subsidiaries	1,030	942
Interest Income	2,177	636
Other Income	2,080	2,526
Interest Expense on Long-Term Debt	(16,289)	(17,888)
Other Interest Expense	(2,285)	(1,516)

Income from Continuing Operations Before Income Taxes	156,734	127,104
Income Tax Expense	61,730	51,624

Income from Continuing Operations	95,004	75,480

Income from Discontinued Operations, Net of Tax	—	2,967

Net Income Available for Common Stock	95,004	78,447

EARNINGS REINVESTED IN THE BUSINESS
Balance at December 31	1,027,951	781,728

	1,122,955	860,175
Share Repurchases	(89,564)	(333)
Dividends on Common Stock (2008 - $0.31 per share; 2007 - $0.30 per share)	(25,307)	(24,940)

Balance at March 31	$1,008,084	$834,902

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$1.14	$0.91
Income from Discontinued Operations	—	0.04

Net Income Available for Common Stock	$1.14	$0.95

Diluted:
Income from Continuing Operations	$1.11	$0.89
Income from Discontinued Operations	—	0.03

Net Income Available for Common Stock	$1.11	$0.92

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,406,242	82,895,087

Used in Diluted Calculation	85,385,944	85,033,127

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Six Months Ended
	March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2008	2007

INCOME
Operating Revenues	$1,454,121	$1,288,758

Operating Expenses
Purchased Gas	809,448	719,843
Operation and Maintenance	223,040	215,112
Property, Franchise and Other Taxes	39,070	36,940
Depreciation, Depletion and Amortization	86,533	77,802

	1,158,091	1,049,697

Operating Income	296,030	239,061
Other Income (Expense):
Income from Unconsolidated Subsidiaries	3,305	2,173
Interest Income	5,270	1,721
Other Income	3,334	3,241
Interest Expense on Long-Term Debt	(32,577)	(33,931)
Other Interest Expense	(3,010)	(3,366)

Income from Continuing Operations Before Income Taxes	272,352	208,899
Income Tax Expense	106,744	82,731

Income from Continuing Operations	165,608	126,168

Income from Discontinued Operations, Net of Tax	—	6,799

Net Income Available for Common Stock	165,608	132,967

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	983,776	786,013

	1,149,384	918,980
Share Repurchases	(89,564)	(34,351)
Cumulative Effect of the Adoption of FIN 48	(406)	—
Dividends on Common Stock (2008 - $0.62 per share; 2007 - $0.60 per share)	(51,330)	(49,727)

Balance at March 31	$1,008,084	$834,902

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$1.98	$1.53
Income from Discontinued Operations	—	0.08

Net Income Available for Common Stock	$1.98	$1.61

Diluted:
Income from Continuing Operations	$1.93	$1.49
Income from Discontinued Operations	—	0.08

Net Income Available for Common Stock	$1.93	$1.57

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,509,268	82,786,027

Used in Diluted Calculation	85,603,033	84,891,742

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
(Thousands of Dollars)	2008	2007

ASSETS
Property, Plant and Equipment	$4,593,980	$4,461,586
Less — Accumulated Depreciation, Depletion and Amortization	1,650,715	1,583,181

	2,943,265	2,878,405

Current Assets
Cash and Temporary Cash Investments	216,412	124,806
Cash Held in Escrow	—	61,964
Hedging Collateral Deposits	2,354	4,066
Receivables – Net of Allowance for Uncollectible Accounts of $42,687 and $28,654, Respectively	363,872	172,380
Unbilled Utility Revenue	75,084	20,682
Gas Stored Underground	19,512	66,195
Materials and Supplies — at average cost	37,618	35,669
Unrecovered Purchased Gas Costs	1,421	14,769
Other Current Assets	30,854	45,057
Deferred Income Taxes	41,253	8,550

	788,380	554,138

Other Assets
Recoverable Future Taxes	83,620	83,954
Unamortized Debt Expense	11,101	12,070
Other Regulatory Assets	133,881	137,577
Deferred Charges	5,314	5,545
Other Investments	83,754	85,902
Investments in Unconsolidated Subsidiaries	16,605	18,256
Goodwill	5,476	5,476
Intangible Assets	27,505	28,836
Prepaid Pension and Post-Retirement Benefit Costs	59,331	61,006
Fair Value of Derivative Financial Instruments	—	9,188
Other	4,843	8,059

	431,430	455,869

Total Assets	$4,163,075	$3,888,412

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
(Thousands of Dollars)	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value Authorized - 200,000,000 Shares; Issued And Outstanding – 81,636,429 Shares and 83,461,308 Shares, Respectively	$81,636	$83,461
Paid in Capital	580,811	569,085
Earnings Reinvested in the Business	1,008,084	983,776

Total Common Shareholder Equity Before Items of Other Comprehensive Loss	1,670,531	1,636,322
Accumulated Other Comprehensive Loss	(41,867)	(6,203)

Total Comprehensive Shareholders’ Equity	1,628,664	1,630,119
Long-Term Debt, Net of Current Portion	899,000	799,000

Total Capitalization	2,527,664	2,429,119

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	100,000	200,024
Accounts Payable	149,595	109,757
Amounts Payable to Customers	4,985	10,409
Dividends Payable	25,307	25,873
Interest Payable on Long-Term Debt	18,158	18,158
Customer Advances	—	22,863
Other Accruals and Current Liabilities	213,087	36,062
Fair Value of Derivative Financial Instruments	64,595	16,200

	575,727	439,346

Deferred Credits
Deferred Income Taxes	593,375	575,356
Taxes Refundable to Customers	14,033	14,026
Unamortized Investment Tax Credit	5,042	5,392
Cost of Removal Regulatory Liability	99,924	91,226
Other Regulatory Liabilities	92,343	76,659
Post-Retirement Liabilities	62,372	70,555
Asset Retirement Obligations	76,357	75,939
Other Deferred Credits	116,238	110,794

	1,059,684	1,019,947

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,163,075	$3,888,412

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
(Thousands of Dollars)	2008	2007

OPERATING ACTIVITIES
Net Income Available for Common Stock	$165,608	$132,967
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	86,533	84,886
Deferred Income Taxes	12,817	21,803
Income from Unconsolidated Subsidiaries, Net of Cash Distributions	1,651	(960)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(16,275)	(13,689)
Other	(194)	3,818
Change in:
Hedging Collateral Deposits	1,712	17,642
Receivables and Unbilled Utility Revenue	(245,912)	(196,094)
Gas Stored Underground and Materials and Supplies	44,734	47,243
Unrecovered Purchased Gas Costs	13,347	(992)
Prepayments and Other Current Assets	15,878	28,659
Accounts Payable	39,838	34,417
Amounts Payable to Customers	(5,424)	(13,339)
Customer Advances	(22,863)	(29,417)
Other Accruals and Current Liabilities	192,787	163,928
Other Assets	18,127	(3,765)
Other Liabilities	4,504	(2,434)

Net Cash Provided by Operating Activities	306,868	274,673

INVESTING ACTIVITIES
Capital Expenditures	(144,707)	(132,313)
Investment in Partnership	—	(3,300)
Cash Held in Escrow	58,397	—
Net Proceeds from Sale of Oil and Gas Producing Properties	2,313	2,330
Other	1,557	(339)

Net Cash Used in Investing Activities	(82,440)	(133,622)

FINANCING ACTIVITIES
Excess Tax Benefits Associated with Stock-Based Compensation Awards	16,275	13,689
Shares Repurchased under Repurchase Plan	(108,941)	(43,344)
Reduction of Long-Term Debt	(24)	(23,207)
Dividends Paid on Common Stock	(51,896)	(49,808)
Net Proceeds from Issuance of Common Stock	11,764	14,604

Net Cash Used in Financing Activities	(132,822)	(88,066)

Effect of Exchange Rates on Cash	—	(787)

Net Increase in Cash and Temporary Cash Investments	91,606	52,198

Cash and Temporary Cash Investments at October 1	124,806	69,611

Cash and Temporary Cash Investments at March 31	$216,412	$121,809

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars)	2008	2007

Net Income Available for Common Stock	$95,004	$78,447

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	(56)	1,223
Minimum Pension Liability Adjustment	—	(320)
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(2,014)	483
Unrealized Loss on Derivative Financial Instruments Arising During the Period	(47,713)	(20,456)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	6,741	(958)

Other Comprehensive Loss, Before Tax	(43,042)	(20,028)

Income Tax Benefit Related to Minimum Pension Liability Adjustment	—	(121)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(761)	209
Income Tax Benefit Related to Unrealized Loss on Derivative Financial Instruments Arising During the Period	(19,516)	(8,494)
Reclassification Adjustment for Income Tax (Expense) Benefit on Realized Losses from Derivative Financial Instruments In Net Income	2,816	(364)

Income Taxes – Net	(17,461)	(8,770)

Other Comprehensive Loss	(25,581)	(11,258)

Comprehensive Income	$69,423	$67,189

	Six Months Ended
	March 31,
(Thousands of Dollars)	2008	2007

Net Income Available for Common Stock	$165,608	$132,967

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	(74)	(3,645)
Minimum Pension Liability Adjustment	—	(320)
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(3,215)	1,274
Unrealized Loss on Derivative Financial Instruments Arising During the Period	(68,572)	(10,955)
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	12,161	2,218

Other Comprehensive Loss, Before Tax	(59,700)	(11,428)

Income Tax Benefit Related to Minimum Pension Liability Adjustment	—	(121)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(821)	484
Income Tax Benefit Related to Unrealized Loss on Derivative Financial Instruments Arising During the Period	(28,164)	(4,764)
Reclassification Adjustment for Income Tax Benefit on Realized Losses from Derivative Financial Instruments In Net Income	4,949	1,656

Income Taxes – Net	(24,036)	(2,745)

Other Comprehensive Loss	(35,664)	(8,683)

Comprehensive Income	$129,944	$124,284

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
     The earnings for the six months ended March 31, 2008 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2008. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 6 – Business Segment Information.
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
Cash Held in Escrow. On August 31, 2007, the Company received approximately $232.1 million of proceeds from the sale of SECI, of which $58.0 million was placed in escrow pending receipt of a tax clearance certificate from the Canadian government. The escrow account was a Canadian dollar denominated account. On a U.S. dollar basis, the value of this account was $62.0 million at September 30, 2007. In December 2007, the Canadian government issued the tax clearance certificate, thereby releasing the proceeds from restriction as of December 31, 2007. To hedge against foreign currency exchange risk related to the cash being held in escrow, the Company held a forward contract to sell Canadian dollars. For presentation purposes on the Consolidated Statement of Cash Flows, for the six months ended March 31, 2008, the Cash Held in Escrow line item within Investing Activities reflects the net proceeds to the Company (received on January 8, 2008) after adjusting for the impact of the foreign currency hedge.

Item 1. Financial Statements (Cont.)
Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $164.9 million at March 31, 2008, is reduced to zero by September 30 of each year as the inventory is replenished.
Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

	At March 31, 2008	At September 30, 2007
Funded Position of the Pension and Other Post-Retirement Benefit Plans Adjustment	$(12,482)	$(12,482)
Cumulative Foreign Currency Translation Adjustment	(157)	(83)
Net Unrealized Loss on Derivative Financial Instruments	(37,082)	(3,886)
Net Unrealized Gain on Securities Available for Sale	7,854	10,248

Accumulated Other Comprehensive Loss	$(41,867)	$(6,203)

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options and stock-settled SARs. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and stock-settled SARs as determined using the Treasury Stock Method. Stock options and stock-settled SARs that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter and six months ended March 31, 2008, there were 131,110 and 65,197 stock-settled SARs, respectively, excluded as being antidilutive. There were no stock options excluded as being antidilutive for the quarter and six months ended March 31, 2008. For the quarter and six months ended March 31, 2007, 11,879 and 283,288 stock options, respectively, were excluded as being antidilutive. In addition, there were 11,111 and 5,494 stock-settled SARs excluded as being antidilutive for the quarter and six months ended March 31, 2007, respectively.
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
Stock-Based Compensation. For the quarter and six months ended March 31, 2008, the Company granted 291,000 stock-settled SARs having a weighted average exercise price of $47.37 per share. The weighted average grant date fair value of these stock-settled SARs was $8.74 per share for the quarter and six months ended March 31, 2008. The accounting treatment for such stock-settled SARs is the same under SFAS 123R as the accounting for stock options under SFAS 123R. The stock-settled SARs granted for the quarter and six months ended March 31, 2008 vest and become exercisable annually in

Item 1. Financial Statements (Cont.)
one-third increments, provided that a performance condition for diluted earnings per share is met for the prior fiscal year. The weighted average grant date fair value of these performance-based stock-settled SARs granted during the quarter was estimated on the date of grant using the same accounting treatment that is applied for stock options under SFAS 123R, and assumes that the performance conditions specified will be achieved. If such conditions are not met, no compensation expense is recognized and any recognized compensation expense is reversed.
     There were no stock options granted during the quarter and six months ended March 31, 2008. The Company granted 25,000 restricted share awards (non-vested stock as defined in SFAS 123R) during the six months ended March 31, 2008. The weighted average fair value of such restricted shares was $48.41 per share. There were no restricted share awards granted during the quarter ended March 31, 2008.
New Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. In accordance with FASB Staff Position FAS No. 157-2, SFAS 157 is effective for financial assets and financial liabilities that are recognized or disclosed at fair value on a recurring basis as of the Company’s first quarter of fiscal 2009. The same FASB Staff Position delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the Company’s first quarter of fiscal 2010. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.
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

Item 1. Financial Statements (Cont.)
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
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133.” SFAS 161 requires entities to provide enhanced disclosures related to an entity’s derivative instruments and hedging activities in order to enable investors to better understand how derivative instruments and hedging activities impact an entity’s financial reporting. The additional disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the Company’s second quarter of fiscal 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.
Note 2 — Income Taxes
     The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Six Months Ended
	March 31,
	2008	2007

Current Income Taxes
Federal	$76,567	$49,937
State	17,270	14,823
Foreign	90	244

Deferred Income Taxes
Federal	6,223	14,181
State	6,594	3,546
Foreign	—	4,076

	106,744	86,807
Deferred Investment Tax Credit	(348)	(348)

Total Income Taxes	$106,396	$86,459

Presented as Follows:
Other Income	$(348)	$(348)
Income Tax Expense – Continuing Operations	106,744	82,731
Income from Discontinued Operations	—	4,076

Total Income Taxes	$106,396	$86,459

     The U.S. and foreign components of income before income taxes are as follows (in thousands):

Item 1. Financial Statements (Cont.)

	Six Months Ended
	March 31,
	2008	2007

U.S.	$271,801	$208,512
Foreign	203	10,914

	$272,004	$219,426

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Six Months Ended
	March 31,
	2008	2007

Income Tax Expense, Computed at Statutory Rate of 35%	$95,201	$76,799

Increase (Reduction) in Taxes Resulting From:
State Income Taxes	15,512	11,940
Miscellaneous	(4,317)	(2,280)

Total Income Taxes	$106,396	$86,459

     Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At March 31, 2008	At September 30, 2007

Deferred Tax Liabilities:
Property, Plant and Equipment	$645,811	$612,648
Other	43,214	61,616

Total Deferred Tax Liabilities	689,025	674,264

Deferred Tax Assets:
Other	(136,903)	(107,458)

Total Deferred Tax Assets	(136,903)	(107,458)

Total Net Deferred Income Taxes	$552,122	$566,806

Presented as Follows:
Net Deferred Tax Asset – Current	$(41,253)	$(8,550)
Net Deferred Tax Liability – Non-Current	593,375	575,356

Total Net Deferred Income Taxes	$552,122	$566,806

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $14.0 million at both March 31, 2008 and September 30, 2007. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $83.6 million and $84.0 million at March 31, 2008 and September 30, 2007, respectively.

Item 1. Financial Statements (Cont.)
     The Company adopted FIN 48 on October 1, 2007. As of the date of adoption, a cumulative effect adjustment was recorded that resulted in a decrease to retained earnings of $0.4 million. Upon adoption, the unrecognized tax benefits were $1.7 million, all of which would impact the effective tax rate (net of federal benefit) if recognized. There was no change in the balance of unrecognized tax benefits during the six months ended March 31, 2008 and the Company does not expect a material change within the next twelve months.
     Consistent with existing policies, the Company recognizes estimated interest payable relating to income taxes in Other Interest Expense and estimated penalties relating to income taxes in Other Income. The Company has accrued interest of $0.5 million and has not accrued any penalties.
     The Company files U.S. federal and various state income tax returns. The Internal Revenue Service (IRS) is currently conducting an examination of the Company’s calculation of taxes payable for fiscal 2007 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. While the federal statute of limitations remains open for fiscal 2004 and later years, IRS examinations for years prior to fiscal 2007 have been completed and the Company believes such years are effectively settled.
     For the major states in which the various subsidiary companies operate, the earliest tax year open for examination is as follows:

New York	Fiscal 2002
Pennsylvania	Fiscal 2003
California	Fiscal 2003
Texas	Fiscal 2003
Note 3 — Capitalization
Common Stock. During the six months ended March 31, 2008, the Company issued 580,597 original issue shares of common stock as a result of stock option exercises and 25,000 original issue shares for restricted stock awards (non-vested stock as defined in SFAS 123R). The Company also issued 4,800 original issue shares of common stock to the eight non-employee directors of the Company then serving on the Board of Directors as partial consideration for the directors’ services during the six months ended March 31, 2008. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the six months ended March 31, 2008, 42,601 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. During the six months ended March 31, 2008, the Company repurchased 2,392,675 shares for $108.9 million under this program, funded with cash provided by operating activities. Since the share repurchase program was implemented, the Company has repurchased 6,227,553 shares for $242.2 million. At March 31, 2008, the Company had made commitments to repurchase an additional 436,522 shares of common stock for $20.5 million. These commitments were settled and recorded as a reduction of the Company’s outstanding shares of common stock in April 2008.

Item 1. Financial Statements (Cont.)
Shareholder Rights Plan. On February 21, 2008, the Board of Directors of the Company approved amendments to the Company’s Amended and Restated Rights Agreement (the “Rights Agreement”). The amendments modify the rights of holders of the Company’s Common Stock Purchase Rights (the “Rights”). The principal amendments are an extension of the expiration date of the Rights Agreement from July 31, 2008 to July 31, 2018 and an increase in the exercise price of the Rights from $65 to $150. The Board also approved amendments to the Rights Agreement (i) to provide that the phrase “then outstanding,” when used with reference to a person’s beneficial ownership of securities of the Company, means the number of securities then issued and outstanding together with the number of such securities not then actually issued and outstanding which such person would be deemed to own beneficially under the Rights Agreement, (ii) to eliminate certain restrictive covenants that would have applied to the Company after the distribution date of the Rights, and (iii) to clarify and update the Rights Agreement in various respects. The Company expects to execute an amended Rights Agreement, reflecting the changes described in this paragraph, with the Bank of New York, as Rights Agent, prior to June 30, 2008.
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
     As disclosed in Note H of the Company’s 2007 Form 10-K, the Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site located in New York for which the Company had not been named as a PRP. In February 2007, the NYDEC identified the Company as a PRP for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. In July 2007, the Company appealed the NYDEC’s Record of Decision to the New York State Supreme Court, Albany County. The Court dismissed the appeal in January 2008. The Company filed a notice of appeal in February 2008. The Company believes that a negotiated resolution with the NYDEC regarding the site remains possible.
     At March 31, 2008, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $13.6 million to $17.3 million. The minimum estimated liability of $13.6 million has been recorded on the Consolidated Balance Sheet at March 31, 2008. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and deferred insurance proceeds that are currently recorded as a regulatory liability on the Consolidated Balance Sheet.
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

Item 1. Financial Statements (Cont.)
issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor to have a material adverse effect on the financial condition of the Company.
Note 5 — Discontinued Operations
     On August 31, 2007, the Company, in its Exploration and Production segment, completed the sale of SECI, Seneca’s wholly owned subsidiary that operated in Canada. The Company received approximately $232.1 million of proceeds from the sale, of which $58.0 million was placed in escrow pending receipt of a tax clearance certificate from the Canadian government. In December 2007, the Canadian government issued the tax clearance certificate, thereby releasing the proceeds from restriction as of December 31, 2007. The sale resulted in the recognition of a gain of approximately $120.3 million, net of tax, during the fourth quarter of 2007. SECI is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in the provinces of Alberta, Saskatchewan and British Columbia in Canada. The decision to sell was based on lower than expected returns from the Canadian oil and gas properties combined with difficulty in finding significant new reserves. Seneca will continue its exploration and development activities in Appalachia, the Gulf of Mexico, and California. As a result of the decision to sell SECI, the Company began presenting all SECI operations as discontinued operations during the fourth quarter of 2007.
     The following is selected financial information of the discontinued operations for SECI:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
(Thousands)	2007	2007

Operating Revenues	$14,056	$27,638
Operating Expenses	9,041	17,290

Operating Income	5,015	10,348
Interest Income	249	527

Income before Income Taxes	5,264	10,875
Income Tax Expense	2,297	4,076

Income from Discontinued Operations	$2,967	$6,799

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

Item 1. Financial Statements (Cont.)
Quarter Ended March 31, 2008 (Thousands)

			Exploration			Total		Corporate and
		Pipeline	and	Energy		Reportable		Intersegment
	Utility	and Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Total Consolidated

Revenue from External Customers	$522,730	$37,934	$114,720	$191,263	$17,424	$884,071	$1,619	$163	$885,863

Intersegment Revenues	$6,114	$20,861	$—	$—	$—	$26,975	$3,099	$(30,074)	$—

Segment Profit:
Net Income (Loss)	$34,164	$15,618	$34,572	$5,647	$3,883	$93,884	$1,692	$(572)	$95,004
Six Months Ended March 31, 2008 (Thousands)

			Exploration			Total		Corporate and
		Pipeline	and	Energy		Reportable		Intersegment
	Utility	and Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Total Consolidated

Revenue from External Customers	$849,855	$69,817	$222,675	$277,982	$30,324	$1,450,653	$3,169	$299	$1,454,121

Intersegment Revenues	$10,413	$41,209	$—	$—	$—	$51,622	$5,812	$(57,434)	$—

Segment Profit:
Net Income (Loss)	$54,380	$28,397	$68,594	$6,602	$4,280	$162,253	$4,030	$(675)	$165,608
Quarter Ended March 31, 2007 (Thousands)

			Exploration			Total		Corporate and
		Pipeline	and			Reportable		Intersegment
	Utility	and Storage	Production	Energy Marketing	Timber	Segments	All Other	Eliminations	Total Consolidated

Revenue from External Customers	$501,473	$34,952	$78,554	$163,338	$18,184	$796,501	$1,403	$196	$798,100

Intersegment Revenues	$5,941	$20,884	$—	$—	$—	$26,825	$2,090	$(28,915)	$—

Segment Profit:
Income from Continuing Operations	$33,444	$13,936	$16,834	$6,706	$3,200	$74,120	$467	$893	$75,480
Six Months Ended March 31, 2007 (Thousands)

			Exploration			Total		Corporate and
		Pipeline	and	Energy		Reportable		Intersegment
	Utility	and Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Total Consolidated

Revenue from External Customers	$790,256	$64,761	$153,680	$246,656	$29,947	$1,285,300	$3,079	$379	$1,288,758

Intersegment Revenues	$9,970	$41,252	$—	$—	$—	$51,222	$4,287	$(55,509)	$—

Segment Profit:
Income from Continuing Operations	$50,618	$27,624	$33,724	$7,198	$3,417	$122,581	$1,453	$2,134	$126,168

Item 1. Financial Statements (Cont.)
Note 7 — Intangible Assets
     The components of the Company’s intangible assets were as follows (in thousands):

				At September 30,
	At March 31, 2008			2007
	Gross		Net	Net
	Carrying	Accumulated	Carrying	Carrying
	Amount	Amortization	Amount	Amount

Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$8,580	$(5,523)	$3,057	$3,591
Long-Term Gas Purchase Contracts	31,864	(7,416)	24,448	25,245

	$40,444	$(12,939)	$27,505	$28,836

Aggregate Amortization Expense:
(Thousands)
Three Months Ended March 31, 2008	$666
Three Months Ended March 31, 2007	$666
Six Months Ended March 31, 2008	$1,331
Six Months Ended March 31, 2007	$1,331
     The gross carrying amount of intangible assets subject to amortization at March 31, 2008 remained unchanged from September 30, 2007. The only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the long-term transportation contracts is estimated to be $0.5 million for both the remainder of 2008 and for fiscal 2009. Amortization expense for transportation contracts is estimated to be $0.4 million annually for 2010, 2011 and 2012. Amortization expense for the long-term gas purchase contracts is estimated to be $0.8 million for the remainder of 2008 and $1.6 million annually for 2009, 2010, 2011 and 2012.
Note 8 – Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):
Three months ended March 31,

	Retirement Plan		Other Post-Retirement Benefits
	2008	2007	2008	2007
Service Cost	$3,149	$3,225	$1,276	$1,403
Interest Cost	11,238	11,088	6,770	6,800
Expected Return on Plan Assets	(13,750)	(12,809)	(8,429)	(6,740)
Amortization of Prior Service Cost	202	220	1	1
Amortization of Transition Amount	—	—	1,782	1,782
Amortization of Losses	2,766	3,382	732	2,053
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	5,714	4,074	8,462	10,732

Net Periodic Benefit Cost	$9,319	$9,180	$10,594	$16,031

Item 1. Financial Statements (Concl.)
Six months ended March 31,

	Retirement Plan		Other Post-Retirement Benefits
	2008	2007	2008	2007
Service Cost	$6,299	$6,450	$2,552	$2,807
Interest Cost	22,475	22,175	13,541	13,599
Expected Return on Plan Assets	(27,500)	(25,618)	(16,857)	(13,480)
Amortization of Prior Service Cost	404	441	2	2
Amortization of Transition Amount	—	—	3,563	3,563
Amortization of Losses	5,532	6,764	1,463	4,107
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	6,814	4,229	15,674	13,071

Net Periodic Benefit Cost	$14,024	$14,441	$19,938	$23,669

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.
Employer Contributions. During the six months ended March 31, 2008, the Company contributed $3.8 million to its retirement plan and $20.1 million to its other post-retirement benefit plan. In the remainder of 2008, the Company expects to contribute in the range of $11.0 million to $16.0 million to its retirement plan and to contribute in the range of $8.0 million to $12.0 million to its other post-retirement benefit plan.
Note 9 – Subsequent Event
     In April 2008, the Company issued $300.0 million of 6.50% senior, unsecured notes in a private placement exempt from registration under the Securities Act of 1933. The notes have a term of 10 years, with a maturity date in April 2018. The holders of the notes may require the Company to repurchase their notes in the event of a change in control at a price equal to 101% of the principal amount. In addition, the Company is required to either offer to exchange the notes for substantially similar notes as are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the notes. The Company intends to use $200.0 million of the proceeds to refund $200.0 million of 6.303% medium-term notes that mature on May 27, 2008. The $200.0 million of 6.303% medium-term notes were classified as Current Portion of Long-Term Debt at September 30, 2007 and December 31, 2007. Since the Company has shown the intent and ability to refinance the medium-term notes maturing in May 2008, the $200.0 million previously reported as Current Portion of Long-Term Debt is now reported as Long-Term Debt, Net of Current Portion on the Consolidated Balance Sheet at March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company is a diversified energy company consisting of five reportable business segments. For the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, the Company has experienced an increase in earnings of $16.6 million primarily due to higher earnings in the Exploration and Production segment. The Utility, Pipeline and Storage, and Timber segments, as well as the All Other category also contributed to the increase in earnings. Lower earnings in the Energy Marketing segment and the Corporate category slightly offset these increases. For the six months ended March 31, 2008 compared to the six months ended March 31, 2007, the Company experienced an increase in earnings of $32.6 million due primarily to higher earnings in the Exploration and Production segment. The Utility, Pipeline and Storage, and Timber segments, as well as the All Other category also contributed to the increase in earnings. Lower earnings in the Energy Marketing segment and the Corporate category slightly offset these increases. The Company’s earnings are discussed further in the Results of Operations section that follows.
     From a capital resources and liquidity perspective, the Company spent $144.7 million on capital expenditures during the six months ended March 31, 2008, with approximately 45% being spent in the Exploration and Production segment, 39% in the Pipeline and Storage segment and 17% in the Utility segment. In the Pipeline and Storage segment, the majority of the expenditures were for construction costs of the Empire Connector project. The Company expects to complete the project by November 1, 2008. This project and other capital expenditures are discussed further in the Capital Resources and Liquidity section that follows.
     The Company also continues to repurchase outstanding shares of common stock under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of 8 million shares. Through March 31, 2008, the Company had repurchased 6,227,553 shares for $242.2 million under this program, including 2,392,675 shares for $108.9 million during the six months ended March 31, 2008. These matters are discussed further in the Capital Resources and Liquidity section that follows.
     The Company has begun to explore the sale of Horizon LFG, a New York corporation that owns and operates short-distance landfill gas pipeline companies that are engaged in the purchase, sale and transportation of landfill gas in Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. Horizon LFG is included in the Company’s All Other category.
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2007 Form 10-K. There have been no subsequent changes to that disclosure.
RESULTS OF OPERATIONS
Earnings
     The Company’s earnings were $95.0 million for the quarter ended March 31, 2008 compared to earnings of $78.4 million for the quarter ended March 31, 2007. As previously discussed, the Company has presented its Canadian operations in the Exploration and Production segment (in conjunction with the sale of SECI) as discontinued operations. The Company’s earnings from continuing operations were $95.0 million for the quarter ended March 31, 2008 compared to earnings from continuing operations of $75.5 million for the quarter ended March 31, 2007. The increase in earnings from continuing operations of $19.5 million is primarily the result of higher earnings in the Exploration and Production segment. The Pipeline and Storage, Utility, and Timber segments, as well as the All Other category also contributed to the increase in earnings. Lower earnings in the Energy Marketing segment and the Corporate category slightly offset these increases.
             The Company’s earnings were $165.6 million for the six months ended March 31, 2008 compared to earnings of $133.0 million for the six months ended March 31, 2007. The Company’s earnings from continuing operations were $165.6 million for the six months ended March 31, 2008 compared to earnings from continuing operations of $126.2 million for the six months ended March 31, 2007. The increase in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
earnings from continuing operations of $39.4 million is primarily the result of higher earnings in the Exploration and Production segment. The Utility, Pipeline and Storage, and Timber segments, as well as the All Other category also contributed to the increase in earnings. Lower earnings in the Energy Marketing segment and the Corporate category slightly offset these increases.
              Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.
Earnings (Loss) by Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Utility	$34,164	$33,444	$720	$54,380	$50,618	$3,762
Pipeline and Storage	15,618	13,936	1,682	28,397	27,624	773
Exploration and Production	34,572	16,834	17,738	68,594	33,724	34,870
Energy Marketing	5,647	6,706	(1,059)	6,602	7,198	(596)
Timber	3,883	3,200	683	4,280	3,417	863

Total Reportable Segments	93,884	74,120	19,764	162,253	122,581	39,672
All Other	1,692	467	1,225	4,030	1,453	2,577
Corporate	(572)	893	(1,465)	(675)	2,134	(2,809)

Total Earnings from Continuing Operations	95,004	75,480	19,524	165,608	126,168	39,440

Earnings from Discontinued Operations	—	2,967	(2,967)	—	6,799	(6,799)

Total Consolidated	$95,004	$78,447	$16,557	$165,608	$132,967	$32,641

Utility
Utility Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Retail Sales Revenues:
Residential	$393,269	$394,218	$(949)	$640,066	$619,650	$20,416
Commercial	66,090	67,469	(1,379)	104,123	103,105	1,018
Industrial	3,924	3,748	176	5,575	5,649	(74)

	463,283	465,435	(2,152)	749,764	728,404	21,360

Transportation	42,337	38,464	3,873	75,761	65,340	10,421
Off-System Sales	19,855	—	19,855	28,067	—	28,067
Other	3,369	3,515	(146)	6,676	6,482	194

	$528,844	$507,414	$21,430	$860,268	$800,226	$60,042

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility Throughput

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(MMcf)	2008	2007	(Decrease)	2008	2007	(Decrease)
Retail Sales:
Residential	28,136	29,372	(1,236)	45,263	46,050	(787)
Commercial	4,986	5,428	(442)	7,863	8,296	(433)
Industrial	323	323	—	446	514	(68)

	33,445	35,123	(1,678)	53,572	54,860	(1,288)

Transportation	26,054	24,723	1,331	43,881	40,576	3,305
Off-System Sales	2,048	—	2,048	3,080	—	3,080

	61,547	59,846	1,701	100,533	95,436	5,097

Degree Days

				Percent
				Colder (Warmer) Than
	Normal	2008	2007	Normal	Prior Year
Three Months Ended March 31
Buffalo	3,364	3,264	3,327	(3.0)	(1.9)
Erie	3,176	3,104	3,152	(2.3)	(1.5)
Six Months Ended March 31
Buffalo	5,624	5,358	5,274	(4.7)	1.6
Erie	5,257	4,975	5,030	(5.4)	(1.1)
2008 Compared with 2007
     Operating revenues for the Utility segment increased $21.4 million for the quarter ended March 31, 2008 as compared with the quarter ended March 31, 2007. This increase largely resulted from a $19.9 million increase in off-system sales revenues coupled with a $3.9 million increase in transportation revenues, offset slightly by a $2.2 million decrease in retail revenues. The increase in transportation revenues was primarily due to a 1.3 Bcf increase in transportation throughput, largely due to the migration of retail sales customers to transportation service. In December 2007, the NYPSC issued an order providing for an annual rate increase of $1.8 million beginning December 28, 2007. As part of this rate order, a rate design change was adopted that shifts a greater amount of cost recovery into the minimum bill amount, thus spreading the recovery of such costs more evenly throughout the year. This rate design change resulted in lower retail and transportation revenues in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This decrease in revenues was largely offset by the recovery of higher gas costs (gas costs are recovered dollar for dollar in revenues). As a result of the rate design change, it is expected that retail and transportation revenues will be higher in the third and fourth quarters of this year compared to the prior year.
     Operating revenues for the Utility segment increased $60.0 million for the six months ended March 31, 2008 as compared with the six months ended March 31, 2007. This increase largely resulted from a $28.1 million increase in off-system sales revenues and a $21.4 million increase in retail revenues coupled with a $10.4 million increase in transportation revenues. The increase in retail gas sales revenues for the Utility segment was largely a function of higher gas costs (gas costs are recovered dollar for dollar in revenues) partially offset by the revenue impact of the rate design change discussed above. The increase in transportation revenues was primarily due to a 3.3 Bcf increase in transportation throughput, largely due to the migration of retail sales customers to transportation service.
     As reported in 2006, on November 17, 2006, the U.S. Court of Appeals vacated and remanded the FERC’s Order No. 2004, its latest affiliate standards of conduct, with respect to natural gas pipelines. The Court’s decision became effective on January 5, 2007, and on January 9, 2007, the FERC issued Order No. 690, its Interim Rule, designed to respond to the Court’s decision. In Order No. 690, as clarified by the FERC on March 21, 2007, the FERC readopted, on an interim basis, certain provisions that existed

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
prior to the issuance of Order No. 2004 that had made it possible for the Utility to engage in certain off-system sales without triggering the adverse consequences that would otherwise arise under the standards of conduct. As such, the Utility segment resumed engaging in off-system sales on non-affiliated pipelines as of May 2007. Total off-system sales revenues for the quarter and six months ended March 31, 2008 amounted to $19.9 million and $28.1 million, respectively. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to margins for the quarter and six months ended March 31, 2008.
     The Utility segment’s earnings for the quarter ended March 31, 2008 were $34.2 million, an increase of $0.7 million when compared with earnings for the quarter ended March 31, 2007. In the Pennsylvania jurisdiction, earnings increased $0.8 million due primarily to higher usage per account ($1.1 million) and a decrease in operating costs of $0.3 million (mostly due to a decrease in bad debt expense). These increases were partly offset by the negative earnings impact associated with warmer weather ($0.5 million). In the New York jurisdiction, earnings decreased by $0.1 million. As a result of the rate design change in the New York jurisdiction, earnings for the second quarter of fiscal 2008 decreased by $4.3 million from the second quarter of fiscal 2007. This decrease was mostly offset by a routine regulatory adjustment ($0.5 million) combined with lower operating costs of $2.7 million (mostly due to lower post-retirement benefit costs and lower bad debt expense). Earnings also benefited from higher usage per account ($0.3 million) and lower depreciation expense ($0.3 million).
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended March 31, 2008, the WNC preserved earnings of approximately $1.1 million, as weather was warmer than normal for the period. For the quarter ended March 31, 2007, the WNC preserved earnings of approximately $0.8 million, as the weather was also warmer than normal.
     The Utility segment’s earnings for the six months ended March 31, 2008 were $54.4 million, an increase of $3.8 million when compared with the earnings of $50.6 million for the six months ended March 31, 2007. In the Pennsylvania jurisdiction, earnings increased $3.0 million due primarily to a base rate increase that became effective in January 2007 ($2.0 million), higher usage per account ($2.1 million) and a decrease in operating costs of $0.5 million (mostly due to a decrease in bad debt expense). These increases were partly offset by the negative earnings impact associated with warmer weather ($1.2 million). In the New York jurisdiction, earnings increased $0.8 million. The earnings increase consisted of higher customer usage per account ($1.2 million), a routine regulatory adjustment ($0.7 million), and lower operating costs of $2.4 million (mostly due to lower post-retirement benefit costs and lower bad debt expense). These increases were largely offset by the $4.3 million decrease in earnings associated with the rate design change discussed above.
     For the six months ended March 31, 2008, the WNC preserved earnings of approximately $2.1 million, as the weather was warmer than normal. For the six months ended March 31, 2007, the WNC preserved earnings of approximately $2.4 million, as the weather was also warmer than normal.
Pipeline and Storage
Pipeline and Storage Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2008	2007	Increase	2008	2007	Increase
Firm Transportation	$33,002	$31,774	$1,228	$64,408	$61,262	$3,146
Interruptible Transportation	1,094	955	139	2,085	1,901	184

	34,096	32,729	1,367	66,493	63,163	3,330

Firm Storage Service	16,935	16,790	145	33,556	33,192	364
Other	7,764	6,317	1,447	10,977	9,658	1,319

	$58,795	$55,836	$2,959	$111,026	$106,013	$5,013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage Throughput

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(MMcf)	2008	2007	Increase	2008	2007	Increase
Firm Transportation	121,959	120,631	1,328	214,841	195,058	19,783
Interruptible Transportation	1,221	932	289	2,304	1,927	377

	123,180	121,563	1,617	217,145	196,985	20,160

2008 Compared with 2007
     Operating revenues for the Pipeline and Storage segment increased $3.0 million for the quarter ended March 31, 2008 as compared with the quarter ended March 31, 2007. The increase was primarily due to higher efficiency gas revenues ($1.6 million) reported as part of other revenues in the table above. This increase was due to higher gas prices combined with higher volumes retained in the quarter ended March 31, 2008 as compared with the quarter ended March 31, 2007. In addition, there was a $1.5 million increase in transportation and storage revenue primarily due to the fact that the Pipeline and Storage segment was able to renew expiring contracts at higher rates due to favorable market conditions related to the demand for storage and the related transportation service associated with storage. While transportation volumes increased by 1.6 Bcf, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design.
     Operating revenues for the Pipeline and Storage segment for the six months ended March 31, 2008 increased $5.0 million as compared with the six months ended March 31, 2007. The increase was primarily due to a $3.7 million increase in transportation and storage revenue primarily due to the fact that the Pipeline and Storage segment was able to renew existing contracts at higher rates due to favorable market conditions related to the demand for storage and the related transportation service associated with storage. In addition, there was a $1.3 million increase in efficiency gas revenues reported as part of other revenues in the table above. This increase was due primarily to higher gas prices in the six months ended March 31, 2008 as compared with the six months ended March 31, 2007. While transportation volumes increased by 20.2 Bcf, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design.
     The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2008 were $15.6 million, an increase of $1.7 million when compared with earnings of $13.9 million for the quarter ended March 31, 2007. The increase primarily reflects the earnings impact associated with higher efficiency gas revenues ($1.0 million), higher transportation and storage revenues ($1.0 million), and an increase in the allowance for funds used during construction ($0.4 million). These earnings increases were partially offset by an earnings decrease due to higher operation expenses ($0.4 million) and increased depreciation expense ($0.4 million).
     The Pipeline and Storage segment’s earnings for the six months ended March 31, 2008 were $28.4 million, an increase of $0.8 million when compared with earnings of $27.6 million for the six months ended March 31, 2007. The increase primarily reflects the earnings impact associated with higher transportation and storage revenues ($2.4 million), higher efficiency gas revenues ($0.8 million), an increase in the allowance for funds used during construction ($0.8 million), and a decrease in depreciation expense ($0.4 million). These earnings increases were partially offset by higher operating costs of $1.1 million and increased interest charges ($0.3 million). In addition, there was a $1.9 million positive earnings impact during the six months ended March 31, 2007 associated with the discontinuance of hedge accounting for Empire’s interest rate collar, which did not recur during the six months ended March 31, 2008. On December 8, 2006, Empire repaid $22.8 million of secured debt. The interest costs of this secured debt were hedged by the interest rate collar. Since the hedged transaction was settled and there will be no future cash flows associated with the secured debt, the unrealized gain in accumulated other comprehensive income associated with the interest rate collar was reclassified to the income statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Exploration and Production
Exploration and Production Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Gas (after Hedging) from Continuing Operations	$53,645	$37,254	$16,391	$99,202	$73,264	$25,938
Oil (after Hedging) from Continuing Operations	59,313	38,553	20,760	118,956	74,507	44,449
Gas Processing Plant from Continuing Operations	11,033	9,117	1,916	22,108	17,746	4,362
Other from Continuing Operations	(1,575)	73	(1,648)	(2,884)	456	(3,340)
Intrasegment Elimination from Continuing Operations (1)	(7,696)	(6,443)	(1,253)	(14,707)	(12,293)	(2,414)

Operating Revenues from Continuing Operations	$114,720	$78,554	$36,166	$222,675	$153,680	$68,995

Operating Revenues from Canada – Discontinued Operations	$—	$14,056	$(14,056)	$—	$27,638	$(27,638)

(1)	Represents the elimination of certain West Coast gas production included in “Gas (after Hedging) from Continuing Operations” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
Production Volumes	2008	2007	(Decrease)	2008	2007	(Decrease)
Gas Production (MMcf)
Gulf Coast	3,022	2,893	129	5,849	5,616	233
West Coast	977	920	57	2,004	1,865	139
Appalachia	1,828	1,339	489	3,744	2,732	1,012

Total Production from Continuing Operations	5,827	5,152	675	11,597	10,213	1,384
Canada – Discontinued Operations	—	1,856	(1,856)	—	3,577	(3,577)

Total Production	5,827	7,008	(1,181)	11,597	13,790	(2,193)

Oil Production (Mbbl)
Gulf Coast	128	174	(46)	285	376	(91)
West Coast	599	599	—	1,227	1,190	37
Appalachia	28	31	(3)	65	58	7

Total Production from Continuing Operations	755	804	(49)	1,577	1,624	(47)
Canada – Discontinued Operations	—	61	(61)	—	117	(117)

Total Production	755	865	(110)	1,577	1,741	(164)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Average Gas Price/Mcf
Gulf Coast	$9.50	$6.42	$3.08	$8.36	$6.48	$1.88
West Coast	$7.93	$6.95	$0.98	$7.34	$6.51	$0.83
Appalachia	$8.90	$7.39	$1.51	$8.15	$7.30	$0.85
Weighted Average for Continuing Operations	$9.05	$6.77	$2.28	$8.12	$6.71	$1.41
Weighted Average After Hedging for Continuing Operations	$9.21	$7.23	$1.98	$8.55	$7.17	$1.38
Canada – Discontinued Operations	N/M	$5.87	N/M	N/M	$6.12	N/M

Average Oil Price/bbl
Gulf Coast	$99.75	$57.21	$42.54	$94.31	$56.84	$37.47
West Coast	$88.45	$49.99	$38.46	$85.04	$50.55	$34.49
Appalachia	$90.15	$57.88	$32.27	$86.73	$58.76	$27.97
Weighted Average for Continuing Operations	$90.43	$51.86	$38.57	$86.78	$52.30	$34.48
Weighted Average After Hedging for Continuing Operations	$78.54	$47.95	$30.59	$75.44	$45.86	$29.58
Canada – Discontinued Operations	N/M	$49.98	N/M	N/M	$46.45	N/M

N/M = Not meaningful
2008 Compared with 2007
     Operating revenues from continuing operations for the Exploration and Production segment increased $36.2 million for the quarter ended March 31, 2008 as compared with the quarter ended March 31, 2007. Oil production revenue after hedging from continuing operations increased $20.8 million due to a $30.59 per barrel increase in weighted average prices after hedging. Gas production revenue after hedging from continuing operations increased $16.4 million due to an increase in the weighted average price of gas after hedging for continuing operations ($1.98 per Mcf) as well as an increase in gas production of 675 MMcf. The Appalachian region of this segment was primarily responsible for the increase in natural gas production from continuing operations (489 MMcf), consistent with increased drilling activity in the region.
     Operating revenues from continuing operations for the Exploration and Production segment increased $69.0 million for the six months ended March 31, 2008 as compared with the six months ended March 31, 2007. Oil production revenue after hedging from continuing operations increased $44.4 million due primarily to a $29.58 per barrel increase in weighted average prices after hedging for continuing operations. Gas production revenue after hedging from continuing operations increased $25.9 million due to an increase in the weighted average price of gas after hedging for continuing operations ($1.38 per Mcf) and an increase in gas production of 1,384 MMcf. The increase in gas production from continuing operations occurred primarily in the Appalachian region (1,012 MMcf), consistent with increased drilling activity in the region.
     The Exploration and Production segment’s earnings from continuing operations for the quarter ended March 31, 2008 were $34.5 million, an increase of $17.7 million when compared with earnings from continuing operations of $16.8 million for the quarter ended March 31, 2007. Higher crude oil prices, higher natural gas prices and higher natural gas production increased earnings by $15.0 million, $7.5 million and $3.2 million, respectively, while lower crude oil production decreased earnings by $1.5 million. Higher lease operating costs, higher depletion expense, higher general and administrative and other

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
operating expenses, and mark-to-market adjustments on derivative financial instruments of $3.4 million, $2.3 million, $1.9 million and $1.1 million, respectively, also negatively impacted earnings. Lower interest expense of $1.2 million and higher interest income of $0.5 million slightly offset these decreases.
     The Exploration and Production segment’s earnings from continuing operations for the six months ended March 31, 2008 were $68.6 million, an increase of $34.9 million when compared with earnings from continuing operations of $33.7 million for the quarter ended March 31, 2007. Higher crude oil prices, higher natural gas prices and higher natural gas production increased earnings by $30.3 million, $10.4 million and $6.5 million, respectively, while lower crude oil production decreased earnings by $1.4 million. Higher lease operating costs ($4.9 million), higher depletion expense ($5.9 million), higher general and administrative and other operating expenses ($2.3 million), mark-to-market adjustments on derivative financial instruments ($1.3 million), and higher state income tax expense ($0.9 million) also negatively impacted earnings. Lower interest expense of $2.4 million and higher interest income of $1.5 million slightly offset these decreases.
Energy Marketing
Energy Marketing Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Natural Gas (after Hedging)	$191,261	$163,274	$27,987	$277,996	$246,544	$31,452
Other	2	64	(62)	(14)	112	(126)

	$191,263	$163,338	$27,925	$277,982	$246,656	$31,326

Energy Marketing Volumes

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	2007	Increase	2008	2007	Increase
Natural Gas – (MMcf)	21,707	19,935	1,772	32,548	31,049	1,499
2008 Compared with 2007
     Operating revenues for the Energy Marketing segment increased $27.9 million and $31.3 million, respectively, for the quarter and six months ended March 31, 2008, as compared with the quarter and six months ended March 31, 2007. The increase for both the quarter and six months ended March 31, 2008 reflects higher gas sales revenue due to an increase in throughput and an increase in the price of natural gas that was recovered through revenues. The increase in throughput was primarily due to an increase in volumes sold to low-margin wholesale customers, as well as an increase in the number of commercial and industrial customers served by the Energy Marketing segment.
     Earnings in the Energy Marketing segment decreased $1.1 million and $0.6 million, respectively, for the quarter and six months ended March 31, 2008 as compared with the quarter and six months ended March 31, 2007. Lower margins of $1.1 million and $0.6 million, respectively, for the quarter and six-month periods are responsible for these decreases. A major factor in the margin decrease for both periods is the non-recurrence of a purchased gas expense adjustment recorded during the quarter ended March 31, 2007. During that quarter, the Energy Marketing segment reversed an accrual for $2.3 million of purchased gas expense due to the resolution of a contingency. The increase in throughput noted above, the profitable sale of certain gas held as inventory, and the marketing flexibility that the Energy Marketing segment derives from its contracts for significant storage capacity partially offset this decrease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Timber
Timber Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Log Sales	$8,750	$9,381	$(631)	$13,924	$13,446	$478
Green Lumber Sales	1,512	1,347	165	2,914	2,265	649
Kiln-Dried Lumber Sales	6,217	7,225	(1,008)	12,766	13,495	(729)
Other	945	231	714	720	741	(21)

Operating Revenues	$17,424	$18,184	$(760)	$30,324	$29,947	$377

Timber Board Feet

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase
(Thousands)	2008	2007	(Decrease)	2008	2007	Increase
Log Sales	3,589	3,025	564	5,613	4,734	879
Green Lumber Sales	2,792	2,380	412	5,223	3,910	1,313
Kiln-Dried Lumber Sales	3,353	3,794	(441)	7,100	6,952	148

	9,734	9,199	535	17,936	15,596	2,340

2008 Compared with 2007
     Operating revenues for the Timber segment decreased $0.8 million for the quarter ended March 31, 2008, as compared with the quarter ended March 31, 2007. The decrease can be primarily attributed to a decrease in both log sales and kiln-dried lumber sales of $0.6 million and $1.0 million, respectively. The decrease in log sales is due to a decrease in cherry veneer log sales volumes of 117,000 board feet. Although there was an overall increase in log sales volumes in the table above, most of the increase came from lower priced logs due to the mix of logs being harvested in the current quarter as compared to the quarter ended March 31, 2007. Cherry veneer logs are more valuable and sell at higher prices than other species and have the largest impact on overall log sales revenue. The decrease in kiln-dried lumber sales is due to both a decline in sales volumes of 441,000 board feet as well as a decline in the market price of kiln-dried lumber.
     Operating revenues for the Timber segment increased $0.4 million for the six months ended March 31, 2008, as compared with the six months ended March 31, 2007. The increase in revenues can be attributed to more favorable weather conditions in the six months ended March 31, 2008 as compared to unfavorable weather conditions that greatly diminished the harvesting of logs during the six months ended March 31, 2007. Since weather conditions were more favorable during the current six-month period, log sales increased by $0.5 million or 879,000 board feet. There was also an increase in green lumber sales of $0.6 million since a larger amount of logs were available for processing. The increase in revenues was offset by a decrease in kiln-dried lumber sales of $0.7 million. A decline in market price of kiln-dried lumber was responsible for this decrease, partially offset by slightly higher kiln-dried lumber sales volumes.
     Earnings in the Timber segment were $3.9 million for the quarter ended March 31, 2008, an increase of $0.7 million when compared with earnings of $3.2 million for the quarter ended March 31, 2007. This increase was the result of higher margins from log and lumber sales of $1.0 million. Higher margins were partially offset by an increase in depletion and depreciation expense of $0.3 million due to harvesting more timber from Company owned land than the prior year combined with the addition of a lumber sorter for Highland’s sawmill operations that was placed into service in October 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     The Timber segment’s earnings were $4.3 million for the six months ended March 31, 2008, an increase of $0.9 million when compared with earnings of $3.4 million for the six months ended March 31, 2007. The increase was primarily due to higher margins from lumber and log sales ($1.6 million), partially as a result of the increase in revenues noted above. An increase in depletion and depreciation expense of $0.4 million partially offset this increase in margins. The increase in depletion expense is due to harvesting more timber from Company owned land than the prior year. The increase in depreciation expense reflects the addition of a lumber sorter for Highland’s sawmill operations that was placed into service in October 2007.
Corporate and All Other
2008 Compared with 2007
     Corporate and All Other recorded earnings of $1.1 million for the quarter ended March 31, 2008 compared with earnings of $1.4 million for the quarter ended March 31, 2007. The positive earnings impacts of lower interest expense ($1.2 million), a gain on the sale of a turbine by Horizon Power ($0.6 million) and slightly higher margins by Horizon LFG ($0.3 million) were more than offset by higher operating costs ($1.4 million) and lower interest income ($1.3 million). The increase in operating costs is attributable to the proxy contest with New Mountain Vantage GP, L.L.C.
     For the six months ended March 31, 2008, Corporate and All Other had earnings of $3.4 million compared with earnings of $3.6 million for the six months ended March 31, 2007. The positive earnings impacts of lower interest expense ($2.0 million), lower income tax expense ($0.4 million), a gain on the sale of a turbine by Horizon Power ($0.6 million), higher income from unconsolidated subsidiaries ($0.7 million) and slightly higher margins by Horizon LFG ($0.3 million) were more than offset by higher operating costs ($3.7 million) and lower interest income ($0.7 million). The increase in operating costs can be attributed to the proxy contest with New Mountain Vantage GP, L.L.C.
Interest Income
     Interest income was $1.5 million higher in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. For the six months ended March 31, 2008, interest income increased $3.5 million as compared with the six months ended March 31, 2007. These increases are mainly due to higher interest income in the Exploration and Production segment of $0.7 million and $2.4 million, respectively, for the quarter and six months ended March 31, 2008 as compared to the quarter and six months ended March 31, 2007 as a result of the investment of cash proceeds received from the sale of SECI in August 2007.
Interest Expense on Long-Term Debt
     Interest on long-term debt decreased $1.6 million for the quarter ended March 31, 2008 as compared with the quarter ended March 31, 2007. For the six months ended March 31, 2008, interest on long-term debt decreased $1.4 million as compared with the six months ended March 31, 2007. These decreases are due to an overall decline in interest on long-term debt as a result of a lower average amount of long-term debt outstanding. The Company repaid $22.8 million of Empire’s secured debt in December 2006. It also redeemed $96.3 million of 6.5% unsecured notes in April 2007. Partially offsetting the decrease noted above for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 is the non-recurrence of a $1.9 million benefit to interest expense recognized in the quarter ended December 31, 2006 as a result of the discontinuance of hedge accounting for Empire’s interest rate collar, as discussed above under Pipeline and Storage. The underlying long-term debt associated with this interest rate collar was repaid in December 2006 and the unrealized gain recorded in accumulated other comprehensive income associated with the interest rate collar was reclassified to interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary source of cash during the six-month period ended March 31, 2008 consisted of cash provided by operating activities. This source of cash was supplemented by issues of new shares of common stock as a result of stock option exercises. During the six months ended March 31, 2008, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. During fiscal 2006, the Company began repurchasing outstanding shares of its common stock under a share repurchase program, which is discussed below under Financing Cash Flow.
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
     Net cash provided by operating activities totaled $306.9 million for the six months ended March 31, 2008, an increase of $32.2 million compared with $274.7 million provided by operating activities for the six months ended March 31, 2007. This increase is partially due to the timing of gas cost recovery in the Utility segment for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. In the Exploration and Production segment, for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, the increase in cash provided by operations due to higher commodity prices was largely offset by the decrease in cash provided by operations that resulted from the sale of SECI in August 2007.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures for long-lived assets totaled $144.7 million during the six months ended March 31, 2008. The table below presents these expenditures:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Six Months Ended March 31, 2008 (in millions of dollars)

Total
Expenditures for
Long-Lived Assets
Utility	$23.9
Pipeline and Storage	57.1
Exploration and Production	64.9
Timber	1.1
Corporate and All Other	0.1
Eliminations (1)	(2.4)

$144.7

(1)	Represents $2.4 million of capital expenditures included in the Appalachian region of the Exploration and Production segment for the purchase of storage facilities, buildings, and base gas from Supply Corporation during the quarter ended March 31, 2008.
Utility
     The majority of the Utility capital expenditures for the six months ended March 31, 2008 were made for replacement of mains and main extensions, as well as for the replacement of service lines.
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2008 were related to the Empire Connector project costs, which is discussed below, as well as for additions, improvements, and replacements to this segment’s transmission and gas storage systems.
     The Company continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. Construction of the Empire Connector, a pipeline that will connect the Empire Pipeline with the Millennium Pipeline and which is designed to transport up to approximately 250 MDth of natural gas per day, began in September 2007. The planned in-service date is November 2008. Refer to the Rate and Regulatory Matters section that follows for further discussion of this matter. The total cost to the Company of the Empire Connector project is estimated at $180 million, after giving effect to sales tax exemptions worth approximately $3.7 million. The Company anticipates financing this project with cash on hand and/or through the use of the Company’s lines of credit. As of March 31, 2008, the Company had incurred approximately $65.0 million in costs related to this project. Of this amount, $20.2 million and $45.3 million were incurred during the quarter and six months ended March 31, 2008, respectively, and $1.0 million and $1.4 million were incurred during the quarter and six months ended March 31, 2007, respectively. All project costs incurred as of March 31, 2008 have been capitalized as Construction Work in Progress.
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
by the prospective increased flow of Rockies gas supply into the western Pennsylvania area, although traditional gas supplies will also be able to take advantage of this incremental storage capacity. An Open Season for this capacity is expected later in 2008.
     The timeline associated with Supply Corporation’s pipeline and storage projects depends on market development. Should the market materialize, the Company anticipates financing the Tuscarora Extension project and/or the East Branch/Galbraith expansion(s) with cash on hand and/or through the use of the Company’s lines of credit. The capital cost of the West to East project would amount to at least $700 million, which would be financed by a combination of debt and equity. As of March 31, 2008, there have been no costs incurred by the Company related to the Tuscarora Extension project, less than $0.1 million has been spent to study the West to East project, and approximately $0.2 million has been spent to study the East Branch/Galbraith project. The Company has not yet filed an application with the FERC for the authority to build either pipeline project or the storage expansion(s).
Exploration and Production
     The Exploration and Production segment capital expenditures for the six months ended March 31, 2008 included approximately $20.0 million for the Gulf Coast region, substantially all of which was for the off-shore program in the Gulf of Mexico, $20.9 million for the West Coast region and $24.0 million for the Appalachian region. The Appalachian region capital expenditures include $2.4 million for the purchase of storage facilities, buildings, and base gas from Supply Corporation, as shown in the table on the previous page. These amounts included approximately $9.0 million spent to develop proved undeveloped reserves.
     Estimated capital expenditures in the Exploration and Production segment for fiscal 2008 have been increased from $154.0 million to $195.0 million. Gulf Coast region estimated capital expenditures have been increased from $50.0 million to $57.0 million. West Coast region estimated capital expenditures have been increased from $46.0 million to $65.0 million, and Appalachian region estimated capital expenditures have been increased from $58.0 million to $73.0 million. The upward revisions include acquisitions, primarily in California, increased drilling and lease acquisition costs in the Marcellus Shale in Appalachia, and increased development costs in the Gulf of Mexico due to continued exploration successes.
Timber
     The majority of the Timber segment capital expenditures for the six months ended March 31, 2008 were for construction of a lumber sorter for Highland’s sawmill operations that was placed into service in October 2007 as well as for purchases of equipment for Highland’s sawmill and kiln operations.
All Other
     In March 2008, Horizon Power sold a gas-powered turbine that it had planned to use in the development of a co-generation plant. Horizon Power received proceeds of $5.3 million and recorded a pre-tax gain of $0.9 million associated with the sale.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Financing Cash Flow
     The Company did not have any outstanding short-term notes payable to banks or commercial paper at March 31, 2008. However, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $455.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million that extends through September 30, 2010.
     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through September 30, 2010. At March 31, 2008, the Company’s debt to capitalization ratio (as calculated under the facility) was .38. The constraints specified in the committed credit facility would permit an additional $2.02 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
     Under the Company’s existing indenture covenants, at March 31, 2008, the Company would have been permitted to issue up to a maximum of $1.4 billion in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.
     The Company’s 1974 indenture pursuant to which $399.0 million (or 40%) of the Company’s long-term debt (as of March 31, 2008) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
     The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2008, the Company had no debt outstanding under the committed credit facility.
     The Company may issue debt or equity securities in a public offering or a private placement from time to time. The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     In April 2008, the Company issued $300.0 million of 6.50% senior, unsecured notes in a private placement exempt from registration under the Securities Act of 1933. The notes have a term of 10 years, with a maturity date in April 2018. The holders of the notes may require the Company to repurchase their notes in the event of a change in control at a price equal to 101% of the principal amount. In addition, the Company is required to either offer to exchange the notes for substantially similar notes as are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the notes. The Company intends to use $200.0 million of the proceeds to refund $200.0 million of 6.303% medium-term notes that mature on May 27, 2008. The $200.0 million of 6.303% medium-term notes were classified as Current Portion of Long-Term Debt at September 30, 2007 and December 31, 2007. Since the Company has shown the intent and ability to refinance the medium-term notes maturing in May 2008, the $200.0 million previously reported as Current Portion of Long-Term Debt is now reported as Long-Term Debt, Net of Current Portion on the Consolidated Balance Sheet at March 31, 2008.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. As of March 31, 2008, the Company has repurchased 6,227,553 shares for $242.2 million under this program, including 2,392,675 shares for $108.9 million during the quarter and six months ended March 31, 2008. These share repurchases were funded with cash provided by operating activities and/or through the use of the Company’s lines of credit. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of the Company’s lines of credit. It is expected that open market repurchases will continue from time to time depending on market conditions.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $32.3 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $4.2 million. The Company has guaranteed 50% or $2.1 million of these capital lease commitments.
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
New York Jurisdiction
     On January 29, 2007, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by $52.0 million. Following standard procedure, the NYPSC suspended the proposed tariff amendments to enable its staff and intervenors to conduct a routine investigation and hold hearings. Distribution Corporation explained in the filing that its request for rate relief was necessitated by decreased revenues resulting from customer conservation efforts and increased customer uncollectibles, among other things. The rate filing also included a proposal for an efficiency and conservation initiative with a revenue decoupling mechanism designed to render the Company indifferent to throughput reductions resulting from conservation. On September 20, 2007, the NYPSC issued an order approving, with modifications, Distribution Corporation’s conservation program for implementation on an accelerated basis. Associated ratemaking issues, however, were reserved for consideration in the rate case.
     On December 21, 2007, the NYPSC issued a rate order providing for an annual rate increase of $1.8 million, together with a monthly bill surcharge that would collect up to $10.8 million to recover expenses arising from the conservation program. The rate increase and bill surcharge became effective December 28, 2007. The rate order further provided for a return on equity of 9.1%. The rate order also adopted Distribution Corporation’s proposed revenue decoupling mechanism. Distribution Corporation’s revenue decoupling mechanism, like others, “decouples” revenues from throughput by enabling the Company to collect from small volume customers its allowed margin on average weather normalized usage per customer. The Company surcharges or credits any difference from the average weather normalized usage per customer account. The surcharge or credit is calculated to recover total margin for the most recent twelve-month period ending December 31, and applied to customer bills annually, beginning March 1st.
     On April 18, 2008, Distribution Corporation filed an appeal with Supreme Court, Albany County, seeking review of the rate order. The appeal contends that portions of the rate order should be invalidated because they fail to meet the applicable legal standard for agency decisions. Among the issues challenged by the Company are the reasonableness of the NYPSC’s disallowance of expense items, including health care costs, and the methodology used for calculating rate of return, which the appeal contends understated the Company’s cost of equity. The Company cannot ascertain the outcome of the appeal at this time.
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
     In late November 2007, Distribution Corporation reached a tentative settlement with the Law Bureau Prosecutory Staff of the PaPUC (the “Law Bureau”) regarding the explosion and the PaPUC’s subsequent investigation. The Law Bureau and Distribution Corporation jointly submitted the terms of the settlement to the PaPUC for approval. The PaPUC issued the Settlement Agreement for public comment with a comment period ending April 3, 2008. While no comments were filed, the Chairman of the PaPUC recommended that, pursuant to revised provisions of the Settlement Agreement, Distribution Corporation should, without admitting liability, make a $100,000 payment to an assistance fund for payment-troubled customers and make an additional $50,000 payment to fund safety-related activities. Distribution Corporation is reviewing the terms of the proposed Settlement Agreement. The PaPUC adopted the Chairman’s recommendation unanimously at its public meeting held on May 1, 2008, but a final order has not been issued.
Pipeline and Storage
     Supply Corporation currently does not have a rate case on file with the FERC. The rate settlement approved by the FERC on February 9, 2007 requires Supply Corporation to make a general rate filing to be effective December 1, 2011, and bars Supply Corporation from making a general rate filing before then, with some exceptions specified in the settlement.
     Empire currently does not have a rate case on file with the NYPSC. Among the issues resolved in connection with Empire’s FERC application to build the Empire Connector are the rates and terms of service that will become applicable to all of Empire’s business, effective upon Empire constructing and placing its new facilities into service (currently expected for November 2008). At that time, Empire will become an interstate pipeline subject to FERC regulation. The order described in the following paragraph requires Empire to make a filing at the FERC within three years after the in-service date justifying Empire’s existing recourse rates or proposing alternative rates.
     On December 21, 2006, the FERC issued an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. The Empire Certificate contains various environmental and other conditions. Empire accepted that Certificate and received additional environmental permits from the U.S. Army Corps of Engineers and state environmental agencies. Empire also received, from all six upstate New York counties in which it will build the Empire Connector project, final approval of sales tax exemptions and temporary partial property tax abatements. In June 2007, Empire signed a firm transportation service agreement with KeySpan Gas East Corporation, under which Empire is obligated to provide transportation service that will require construction of this project. Construction began in September 2007 and is planned to be complete by November 1, 2008.

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
     The Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site located in New York for which the Company had not been named as a PRP. In February 2007, the NYDEC identified the Company as a PRP for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. In July 2007, the Company appealed the NYDEC’s Record of Decision to the New York State Supreme Court, Albany County. The Court dismissed the appeal in January 2008. The Company filed a notice of appeal in February 2008. The Company believes that a negotiated resolution with the NYDEC regarding the site remains possible.
     At March 31, 2008, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $13.6 million to $17.3 million. The minimum estimated liability of $13.6 million has been recorded on the Consolidated Balance Sheet at March 31, 2008. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and deferred insurance proceeds that are currently recorded as a regulatory liability on the Consolidated Balance Sheet.
     The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. In accordance with FASB Staff Position FAS No. 157-2, SFAS 157 is effective for financial assets and financial liabilities that are recognized or disclosed at fair value on a recurring basis as of the Company’s first quarter of fiscal 2009. The same FASB Staff Position delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the Company’s first quarter of fiscal 2010. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.
     In September 2006, the FASB also issued SFAS 158, (an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R). SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, with limited exceptions. In accordance with SFAS 158, the Company has recognized the funded status of its benefit plans and implemented the disclosure requirements of SFAS 158 at September 30, 2007. The requirement to measure the plan assets and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
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
     In March 2008, the FASB issued SFAS 161. SFAS 161 requires entities to provide enhanced disclosures related to an entity’s derivative instruments and hedging activities in order to enable investors to better understand how derivative instruments and hedging activities impact an entity’s financial reporting. The additional disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the Company’s second quarter of fiscal 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.
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
1.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents;

2.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather such as hurricanes;

3.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment of derivative financial instruments or the valuation of the Company’s natural gas and oil reserves;

4.	Uncertainty of oil and gas reserve estimates;

5.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves, including shortages, delays or unavailability of equipment and services required in drilling operations;

6.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

7.	Changes in the availability and/or price of derivative financial instruments;

8.	Changes in the price differentials between various types of oil;

9.	Inability to obtain new customers or retain existing ones;

10.	Significant changes in competitive factors affecting the Company;

11.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations;

12.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

13.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

14.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans;

15.	The nature and projected profitability of pending and potential projects and other investments, and the ability to obtain necessary governmental approvals and permits;

16.	Occurrences affecting the Company’s ability to obtain funds from operations, from borrowings under our credit lines or other credit facilities or from issuances of other short-term notes or debt or equity securities to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

17.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

18.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

19.	Significant changes in tax rates or policies or in rates of inflation or interest;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)
20.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

21.	Changes in accounting principles or the application of such principles to the Company;

22.	The cost and effects of legal and administrative claims against the Company;

23.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

24.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

25.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the “Market Risk Sensitive Instruments” section in Item 2 — MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On June 8, 2006, the NTSB issued safety recommendations to Distribution Corporation, the PaPUC and certain others as a result of its investigation of a natural gas explosion that occurred on Distribution Corporation’s system in Dubois, Pennsylvania in August 2004. For a discussion of this matter, refer to Part II, Item 7 — MD&A of this report under the heading “Other Matters — Rate and Regulatory Matters.” Although no assurances can be given, the Company believes, based on the information presently known, that the ultimate resolution of this matter before the PaPUC will not be material to the consolidated financial condition, results of operations, or cash flow of the Company.

Item 1. Legal Proceedings (Concl.)
     On November 8, 2007, Distribution Corporation filed a complaint with the PaPUC requesting that the PaPUC commence an investigation to determine whether New Mountain Vantage GP, L.L.C. (New Mountain), and others acting in concert with it, had violated Pennsylvania law by acquiring control of Distribution Corporation without the prior approval of the PaPUC. Distribution Corporation also petitioned the PaPUC for an order requiring New Mountain to show cause why it should not be required to apply for and receive a certificate of public convenience prior to acquiring control of Distribution Corporation. On December 19, 2007, Distribution Corporation filed a petition with the NYPSC seeking relief in a form and manner substantially similar to the order sought in Pennsylvania. Pursuant to an agreement dated January 24, 2008 among the Company, New Mountain and certain affiliates of New Mountain, Distribution Corporation filed motions to withdraw the complaint and petitions filed with the PaPUC and NYPSC. The NYPSC granted the motion on January 30, 2008, and the PaPUC granted the motion on February 5, 2008.
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
Item 1A. Risk Factors
     The risk factors in Item 1A of the Company’s 2007 Form 10-K have not materially changed other than as set forth below. The risk factor presented below supplements the risk factors in the 2007 Form 10-K and should be read in conjunction with those risk factors.
Significant shareholders or potential shareholders may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect the Company’s results of operations and financial condition.
     On January 24, 2008, the Company entered into an agreement with New Mountain Vantage GP, L.L.C. (“New Mountain”) and certain parties related to New Mountain, including the California Public Employees’ Retirement System (collectively, “Vantage”), to settle a proxy contest pertaining to the election of directors to the Company’s Board of Directors at the Company’s 2008 Annual Meeting of Stockholders. Pursuant to the settlement agreement, the Company and Vantage agreed, among other things, to a standstill whereby, until September 2009, Vantage will not, among other things, acquire voting securities that would increase its beneficial ownership to more than 9.6 percent of the Company’s voting securities; engage in any proxy solicitations or advance any shareholder proposals; attempt to control the Company’s Board of Directors, management or policies; call a meeting of shareholders; obtain additional representation to the Board of Directors; or effect the removal of any member of the Board of Directors. At the end of the standstill period, Vantage may again seek to effect changes at the Company or acquire control over the Company. In addition, other existing or potential shareholders may engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company, either prior to or after September 2009.
     Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as changes in strategy or management, changes to the board of directors, restructuring, increased financial leverage, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting the Company’s

Item 1A. Risk Factors (Concl.)
operations and diverting the attention of the Company’s Board of Directors and senior management. As a result, shareholder campaigns could adversely affect the Company’s results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 2, 2008, the Company issued a total of 2,400 unregistered shares of Company common stock to the eight non-employee directors of the Company then serving on the Board of Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended March 31, 2008, pursuant to the Company’s Retainer Policy for Non-Employee Directors. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price Paid	Repurchase Plans	Repurchase Plans
Period	Purchased(a)	per Share	or Programs	or Programs (b)
Jan. 1 - 31, 2008	447,398	$40.71	438,724	3,726,398
Feb. 1 - 29, 2008	42,949	$41.95	31,694	3,694,704
Mar. 1 - 31, 2008	1,929,422	$46.65	1,922,257	1,772,447

Total	2,419,769	$45.50	2,392,675	1,772,447

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company’s publicly announced share repurchase program. Shares purchased other than through a publicly announced share repurchase program totaled 8,674 in January 2008, 11,255 in February 2008 and 7,165 in March 2008 (a three month total of 27,094). Of those shares, 23,340 were purchased for the Company’s 401(k) plans and 3,754 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of National Fuel Gas Company was held on February 21, 2008. At that meeting, the shareholders elected directors and appointed an independent registered public accounting firm.
     The total votes were as follows:

			For	Withheld
(i	)	Election of directors to serve for a three-year term:
		- Robert T. Brady	65,037,333	3,050,493
		- Rolland E. Kidder	67,367,831	719,995
		- John F. Riordan	67,319,061	768,765
		- Frederic V. Salerno	52,184,362	4,662,144

Item 4. Submission of Matters to a Vote of Security Holders (Concl.)
     Other directors whose term of office continued after the meeting:
     Term expiring in 2009: R. Don Cash, George L. Mazanec and Stephen E. Ewing.
     Term expiring in 2010: Philip C. Ackerman, Craig G. Matthews, Richard G. Reiten and David F. Smith

					Broker
		For	Against	Abstain	Non- Votes
(ii)	Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm	67,479,932	328,428	279,466	—
     On January 24, 2008, the Company and New Mountain Vantage GP, L.L.C. and its affiliates, including the California Public Employees’ Retirement System, entered into an agreement to settle a proxy contest pertaining to the election of directors to the Company’s Board of Directors at the Annual Meeting of Stockholders held on February 21, 2008. A description of the terms of the settlement is included under the headings “Background”, “Certain Legal Proceedings” and “Cost of Solicitation” in the Company’s Supplement to Proxy Statement filed with the SEC on January 30, 2008, and such description is incorporated herein by reference.
Item 5. Other Information
     On February 21, 2008, the Board of Directors amended the procedures by which stockholders may recommend Board candidates for consideration by the Nominating/Corporate Governance Committee of the Board. The Board amended the procedures, which are set forth in Exhibit B to the Company’s Corporate Governance Guidelines and available on the Company’s website at www.nationalfuelgas.com, to provide that the Committee will evaluate candidates proposed by stockholders owning at least five percent (5%) of the Company’s outstanding common stock. The Board of Directors also amended the procedures to provide that the deadline for the Company’s receipt of recommendations is 120 days prior to the anniversary date of the Company’s proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

•	National Fuel Gas Company By-Laws as amended February 21, 2008 (incorporated herein by reference to Exhibit 3.1, Form 8-K/A dated February 29, 2008).

•	Settlement Agreement dated January 24, 2008 among National Fuel Gas Company, New Mountain Vantage GP, L.L.C. (“Vantage”) and certain of Vantage’s affiliates (incorporated herein by reference to Exhibit 10.1, Form 8-K dated January 24, 2008).

10.1	Description of long-term performance incentives under National Fuel Gas Company Performance Incentive Program.

10.2	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan.

Item 6. Exhibits (Concl.)

10.3	Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective February 20, 2008.

10.4	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of July 23, 2007.

10.5	Resolutions adopted by the National Fuel Gas Company Board of Directors on February 21, 2008 regarding director stock ownership guidelines.

12	Statements regarding Computation of Ratios:
Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2008 and the Fiscal Years Ended September 30, 2004 through 2007.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 2008 and 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY

(Registrant)

/s/ R. J. Tanski
R. J. Tanski
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo
Controller and Principal Accounting Officer

Date: May 2, 2008