Form 10-Q
period 2008-06-30
NATIONAL FUEL GAS CO
filed 2008-08-08
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Common stock, $1 par value, outstanding at July 31, 2008: 81,475,950 shares.

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

GLOSSARY OF TERMS (Concl.)

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

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three and Nine Months Ended June 30, 2008 and 2007	6 - 7

b. Consolidated Balance Sheets — June 30, 2008 and September 30, 2007	8 - 9

c. Consolidated Statement of Cash Flows — Nine Months Ended June 30, 2008 and 2007	10

d. Consolidated Statement of Comprehensive Income — Three and Nine Months Ended June 30, 2008 and 2007	11

e. Notes to Consolidated Financial Statements	12 - 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44 - 45

Part II. Other Information

Item 1. Legal Proceedings	45

Item 1 A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45 - 46

Item 3. Defaults Upon Senior Securities	▪

Item 4. Submission of Matters to a Vote of Security Holders	▪

Item 5. Other Information	▪

Item 6. Exhibits	46 - 47

Signatures	48
EX-4.1
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
(Unaudited)

	Three Months Ended
	June 30,
(Thousands of Dollars, Except Per Common Share Amounts)	2008	2007

INCOME
Operating Revenues	$548,382	$448,779

Operating Expenses
Purchased Gas	272,893	219,075
Operation and Maintenance	102,602	90,390
Property, Franchise and Other Taxes	19,135	17,622
Depreciation, Depletion and Amortization	42,804	37,759

	437,434	364,846

Operating Income	110,948	83,933
Other Income (Expense):
Income from Unconsolidated Subsidiaries	1,561	926
Interest Income	3,086	1,377
Other Income	1,649	787
Interest Expense on Long-Term Debt	(19,468)	(18,226)
Other Interest Expense	(1,199)	(1,512)

Income from Continuing Operations Before Income Taxes	96,577	67,285
Income Tax Expense	36,722	26,073

Income from Continuing Operations	59,855	41,212

Income from Discontinued Operations, Net of Tax	—	5,586

Net Income Available for Common Stock	59,855	46,798

EARNINGS REINVESTED IN THE BUSINESS
Balance at April 1	1,008,084	834,902

	1,067,939	881,700
Share Repurchases	(17,083)	—
Dividends on Common Stock (2008 - $0.325 per share; 2007 - $0.31 per share)	(26,479)	(25,897)

Balance at June 30	$1,024,377	$855,803

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$0.74	$0.49
Income from Discontinued Operations	—	0.07

Net Income Available for Common Stock	$0.74	$0.56

Diluted:
Income from Continuing Operations	$0.72	$0.48
Income from Discontinued Operations	—	0.07

Net Income Available for Common Stock	$0.72	$0.55

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	81,342,788	83,483,718

Used in Diluted Calculation	83,712,193	85,668,055

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Nine Months Ended
	June 30,
(Thousands of Dollars, Except Per Common Share Amounts)	2008	2007

INCOME
Operating Revenues	$2,002,503	$1,737,537

Operating Expenses
Purchased Gas	1,082,340	938,918
Operation and Maintenance	325,642	305,502
Property, Franchise and Other Taxes	58,206	54,562
Depreciation, Depletion and Amortization	129,337	115,561

	1,595,525	1,414,543

Operating Income	406,978	322,994
Other Income (Expense):
Income from Unconsolidated Subsidiaries	4,866	3,099
Interest Income	8,356	3,098
Other Income	4,982	4,028
Interest Expense on Long-Term Debt	(52,045)	(52,158)
Other Interest Expense	(4,209)	(4,877)

Income from Continuing Operations Before Income Taxes	368,928	276,184
Income Tax Expense	143,465	108,804

Income from Continuing Operations	225,463	167,380

Income from Discontinued Operations, Net of Tax	—	12,385

Net Income Available for Common Stock	225,463	179,765

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	983,776	786,013

	1,209,239	965,778
Share Repurchases	(106,647)	(34,351)
Cumulative Effect of the Adoption of FIN 48	(406)	—
Dividends on Common Stock (2008 - $0.945 per share; 2007 - $0.91 per share)	(77,809)	(75,624)

Balance at June 30	$1,024,377	$855,803

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$2.72	$2.02
Income from Discontinued Operations	—	0.15

Net Income Available for Common Stock	$2.72	$2.17

Diluted:
Income from Continuing Operations	$2.65	$1.96
Income from Discontinued Operations	—	0.15

Net Income Available for Common Stock	$2.65	$2.11

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,789,748	83,018,583

Used in Diluted Calculation	85,000,381	85,192,777

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(Thousands of Dollars)	2008	2007

ASSETS
Property, Plant and Equipment	$4,730,708	$4,461,586
Less — Accumulated Depreciation, Depletion and Amortization	1,686,616	1,583,181

	3,044,092	2,878,405

Current Assets
Cash and Temporary Cash Investments	259,198	124,806
Cash Held in Escrow	—	61,964
Hedging Collateral Deposits	30,778	4,066
Receivables — Net of Allowance for Uncollectible Accounts of $35,588 and $28,654, Respectively	302,522	172,380
Unbilled Utility Revenue	19,580	20,682
Gas Stored Underground	53,735	66,195
Materials and Supplies — at average cost	33,310	35,669
Unrecovered Purchased Gas Costs	5,680	14,769
Other Current Assets	31,767	45,057
Deferred Income Taxes	84,297	8,550

	820,867	554,138

Other Assets
Recoverable Future Taxes	83,453	83,954
Unamortized Debt Expense	14,501	12,070
Other Regulatory Assets	129,640	137,577
Deferred Charges	5,235	5,545
Other Investments	82,474	85,902
Investments in Unconsolidated Subsidiaries	16,916	18,256
Goodwill	5,476	5,476
Intangible Assets	26,839	28,836
Prepaid Pension and Post-Retirement Benefit Costs	56,926	61,006
Fair Value of Derivative Financial Instruments	—	9,188
Other	7,442	8,059

	428,902	455,869

Total Assets	$4,293,861	$3,888,412

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(Thousands of Dollars)	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value Authorized - 200,000,000 Shares; Issued and Outstanding – 81,473,550 Shares and 83,461,308 Shares, Respectively	$81,474	$83,461
Paid in Capital	583,693	569,085
Earnings Reinvested in the Business	1,024,377	983,776

Total Common Shareholder Equity Before Items of Other Comprehensive Loss	1,689,544	1,636,322
Accumulated Other Comprehensive Loss	(105,872)	(6,203)

Total Comprehensive Shareholders’ Equity	1,583,672	1,630,119
Long-Term Debt, Net of Current Portion	999,000	799,000

Total Capitalization	2,582,672	2,429,119

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	100,000	200,024
Accounts Payable	162,838	109,757
Amounts Payable to Customers	12,864	10,409
Dividends Payable	26,479	25,873
Interest Payable on Long-Term Debt	15,774	18,158
Customer Advances	—	22,863
Other Accruals and Current Liabilities	136,458	36,062
Fair Value of Derivative Financial Instruments	180,255	16,200

	634,668	439,346

Deferred Credits
Deferred Income Taxes	605,818	575,356
Taxes Refundable to Customers	14,037	14,026
Unamortized Investment Tax Credit	4,866	5,392
Cost of Removal Regulatory Liability	101,251	91,226
Other Regulatory Liabilities	95,846	76,659
Post-Retirement Liabilities	60,152	70,555
Asset Retirement Obligations	74,653	75,939
Other Deferred Credits	119,898	110,794

	1,076,521	1,019,947

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,293,861	$3,888,412

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
(Thousands of Dollars)	2008	2007

OPERATING ACTIVITIES
Net Income Available for Common Stock	$225,463	$179,765
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	129,337	125,986
Deferred Income Taxes	27,603	27,107
Income from Unconsolidated Subsidiaries, Net of Cash Distributions	1,340	(1,486)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(16,275)	(13,689)
Other	(1,120)	4,722
Change in:
Hedging Collateral Deposits	(26,712)	16,276
Receivables and Unbilled Utility Revenue	(129,102)	(43,733)
Gas Stored Underground and Materials and Supplies	14,819	34,725
Unrecovered Purchased Gas Costs	9,089	12,970
Prepayments and Other Current Assets	17,370	30,685
Accounts Payable	53,081	(12,560)
Amounts Payable to Customers	2,455	(4,738)
Customer Advances	(22,863)	(29,417)
Other Accruals and Current Liabilities	94,031	77,842
Other Assets	19,178	918
Other Liabilities	17,373	(821)

Net Cash Provided by Operating Activities	415,067	404,552

INVESTING ACTIVITIES
Capital Expenditures	(264,728)	(206,509)
Investment in Partnership	—	(3,300)
Cash Held in Escrow	58,397	—
Net Proceeds from Sale of Oil and Gas Producing Properties	5,675	5,137
Other	(3,414)	(1,072)

Net Cash Used in Investing Activities	(204,070)	(205,744)

FINANCING ACTIVITIES
Excess Tax Benefits Associated with Stock-Based Compensation Awards	16,275	13,689
Shares Repurchased under Repurchase Plan	(129,592)	(43,344)
Net Proceeds from Issuance of Long-Term Debt	296,655	—
Reduction of Long-Term Debt	(200,024)	(119,550)
Dividends Paid on Common Stock	(77,204)	(74,748)
Net Proceeds from Issuance of Common Stock	17,285	16,819

Net Cash Used in Financing Activities	(76,605)	(207,134)

Effect of Exchange Rates on Cash	—	1,245

Net Increase (Decrease) in Cash and Temporary Cash Investments	134,392	(7,081)

Cash and Temporary Cash Investments at October 1	124,806	69,611

Cash and Temporary Cash Investments at June 30	$259,198	$62,530

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	June 30,
(Thousands of Dollars)	2008	2007

Net Income Available for Common Stock	$59,855	$46,798

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	2	10,029
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(1,603)	1,570
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(139,684)	13,343
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	33,082	5,581

Other Comprehensive Income (Loss), Before Tax	(108,203)	30,523

Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) On Securities Available for Sale Arising During the Period	(608)	562
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) On Derivative Financial Instruments Arising During the Period	(57,136)	5,433
Reclassification Adjustment for Income Tax Benefit on Realized Losses on Derivative Financial Instruments In Net Income	13,546	2,277

Income Taxes – Net	(44,198)	8,272

Other Comprehensive Income (Loss)	(64,005)	22,251

Comprehensive Income (Loss)	$(4,150)	$69,049

	Nine Months Ended
	June 30,
(Thousands of Dollars)	2008	2007

Net Income Available for Common Stock	$225,463	$179,765

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	(72)	6,384
Minimum Pension Liability Adjustment	—	(320)
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(4,817)	2,844
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(208,256)	2,388
Reclassification Adjustment for Realized Losses on Derivative Financial Instruments in Net Income	45,242	7,799

Other Comprehensive Income (Loss), Before Tax	(167,903)	19,095

Income Tax Expense (Benefit) Related to Minimum Pension Liability Adjustment	—	(121)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) On Securities Available for Sale Arising During the Period	(1,429)	1,046
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) On Derivative Financial Instruments Arising During the Period	(85,300)	669
Reclassification Adjustment for Income Tax Benefit on Realized Losses on Derivative Financial Instruments In Net Income	18,495	3,933

Income Taxes – Net	(68,234)	5,527

Other Comprehensive Income (Loss)	(99,669)	13,568

Comprehensive Income	$125,794	$193,333

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
     The earnings for the nine months ended June 30, 2008 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2008. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 6 – Business Segment Information.
Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents. At June 30, 2008, the Company accrued $19.9 million of capital expenditures related to the construction of the Empire Connector project. This amount has been excluded from the Consolidated Statement of Cash Flows at June 30, 2008 since it represents a non-cash investing activity at that date.
Hedging Collateral Deposits. Cash held in margin accounts serves as collateral for open positions on exchange-traded futures contracts, exchange-traded options and over-the-counter swaps and collars.
Cash Held in Escrow. On August 31, 2007, the Company received approximately $232.1 million of proceeds from the sale of SECI, of which $58.0 million was placed in escrow pending receipt of a tax clearance certificate from the Canadian government. The escrow account was a Canadian dollar denominated account. On a U.S. dollar basis, the value of this account was $62.0 million at September 30, 2007. In December 2007, the Canadian government issued the tax clearance certificate, thereby releasing the proceeds from restriction as of December 31, 2007. To hedge against foreign currency exchange risk related to the cash being held in escrow, the Company held a forward contract to sell Canadian dollars. For presentation purposes on the Consolidated Statement of Cash Flows, for the nine months ended June 30, 2008, the Cash Held in Escrow line item within Investing Activities reflects the net proceeds to the Company (received on January 8, 2008) after adjusting for the impact of the foreign currency hedge.

Item 1. Financial Statements (Cont.)
Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $77.9 million at June 30, 2008, is reduced to zero by September 30 of each year as the inventory is replenished.
Accumulated Other Comprehensive Income (Loss). The components of Accumulated Other Comprehensive Income (Loss), net of related tax effect, are as follows (in thousands):

	At June 30, 2008	At September 30, 2007
Funded Position of the Pension and Other Post-Retirement Benefit Plans Adjustment	$(12,482)	$(12,482)
Cumulative Foreign Currency Translation Adjustment	(155)	(83)
Net Unrealized Loss on Derivative Financial Instruments	(100,095)	(3,886)
Net Unrealized Gain on Securities Available for Sale	6,860	10,248

Accumulated Other Comprehensive Loss	$(105,872)	$(6,203)

Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options and stock-settled SARs. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and stock-settled SARs as determined using the Treasury Stock Method. Stock options and stock-settled SARs that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter and nine months ended June 30, 2008, there were no stock options excluded as being antidilutive. There were 6,593 and 2,190 stock-settled SARs excluded as being antidilutive for the quarter and nine months ended June 30, 2008, respectively. For the quarter and nine months ended June 30, 2007, there were no stock options excluded as being antidilutive. There were 1,817 and 271 stock-settled SARs excluded as being antidilutive for the quarter and nine months ended June 30, 2007, respectively.
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
Stock-Based Compensation. For the quarter ended June 30, 2008, the Company granted 30,000 performance-based stock-settled SARs having a weighted average exercise price of $58.99 per share. For the nine months ended June 30, 2008, the Company granted 321,000 performance-based stock-settled SARs having a weighted average exercise price of $48.46 per share. The weighted average grant date fair value of these stock-settled SARs was $12.23 per share and $9.06 per share for the quarter and nine months ended June 30, 2008, respectively. The accounting treatment for such stock-settled SARs is the same under SFAS 123R as the accounting for stock options under SFAS 123R. The stock-settled SARs granted for the quarter and nine months ended June 30, 2008 vest and become exercisable annually in one-third increments, provided that a performance condition for diluted earnings per share is met for the prior fiscal year. The weighted average grant date fair value of these stock-settled SARs

Item 1. Financial Statements (Cont.)
granted during the quarter and nine months ended June 30, 2008 was estimated on the date of grant using the same accounting treatment that is applied for stock options under SFAS 123R, and assumes that the performance conditions specified will be achieved. If such conditions are not met, no compensation expense is recognized and any recognized compensation expense is reversed.
     There were no stock options granted during the quarter and nine months ended June 30, 2008. The Company granted 25,000 restricted share awards (non-vested stock as defined in SFAS 123R) during the nine months ended June 30, 2008. The weighted average fair value of such restricted shares was $48.41 per share. There were no restricted share awards granted during the quarter ended June 30, 2008.
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

Item 1. Financial Statements (Cont.)
component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective as of the Company’s first quarter of fiscal 2010. The Company currently does not have any NCI.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133.” SFAS 161 requires entities to provide enhanced disclosures related to an entity’s derivative instruments and hedging activities in order to enable investors to better understand how derivative instruments and hedging activities impact an entity’s financial reporting. The additional disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the Company’s second quarter of fiscal 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its disclosures in its notes to its consolidated financial statements.
Note 2 — Income Taxes
     The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Nine Months Ended
	June 30,
	2008	2007

Operating Expenses:
Current Income Taxes
Federal	$92,384	$65,629
State	23,388	19,259
Foreign	90	22

Deferred Income Taxes
Federal	18,906	18,221
State	8,697	5,270
Foreign	—	3,616

	143,465	112,017
Deferred Investment Tax Credit	(523)	(523)

Total Income Taxes	$142,942	$111,494

Presented as Follows:
Other Income	$(523)	$(523)
Income Tax Expense – Continuing Operations	143,465	108,804
Income from Discontinued Operations	—	3,213

Total Income Taxes	$142,942	$111,494

     The U.S. and foreign components of income before income taxes are as follows (in thousands):

	Nine Months Ended
	June 30,
	2008	2007

U.S.	$368,191	$275,196
Foreign	214	16,063

	$368,405	$291,259

Item 1. Financial Statements (Cont.)
     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Nine Months Ended
	June 30,
	2008	2007

Income Tax Expense, Computed at Statutory Rate of 35%	$128,942	$101,941

Increase (Reduction) in Taxes Resulting From:
State Income Taxes	20,855	15,944
Miscellaneous	(6,855)	(6,391)

Total Income Taxes	$142,942	$111,494

     Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	At June 30, 2008	At September 30, 2007

Deferred Tax Liabilities:
Property, Plant and Equipment	$669,079	$612,648
Other	38,451	61,616

Total Deferred Tax Liabilities	707,530	674,264

Deferred Tax Assets:
Fair Value of Derivative Instruments and Securities	(65,192)	—
Other	(120,817)	(107,458)

Total Deferred Tax Assets	(186,009)	(107,458)

Total Net Deferred Income Taxes	$521,521	$566,806

Presented as Follows:
Net Deferred Tax Asset – Current	$(84,297)	$(8,550)
Net Deferred Tax Liability – Non-Current	605,818	575,356

Total Net Deferred Income Taxes	$521,521	$566,806

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $14.0 million at both June 30, 2008 and September 30, 2007. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $83.5 million and $84.0 million at June 30, 2008 and September 30, 2007, respectively.
     The Company adopted FIN 48 on October 1, 2007. As of the date of adoption, a cumulative effect adjustment was recorded that resulted in a decrease to retained earnings of $0.4 million. Upon adoption, the unrecognized tax benefits were $1.7 million, all of which would impact the effective tax rate (net of federal benefit) if recognized. There has been no change in the balance of unrecognized tax benefits through June 30, 2008 and the Company does not anticipate any significant change in this liability over the next twelve months.
     The Company recognizes estimated interest payable relating to income taxes in Other Interest Expense and estimated penalties relating to income taxes in Other Income. The Company has accrued interest of $0.5 million through June 30, 2008 and has not accrued any penalties.

Item 1. Financial Statements (Cont.)
     The Company files U.S. federal and various state income tax returns. The Internal Revenue Service (IRS) is currently conducting an examination of the Company for fiscal 2008 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. The IRS has issued a Full Acceptance Letter for the fiscal 2007 CAP audit, and is in the process of completing the post-filing review of this return. While the federal statute of limitations remains open for fiscal 2005 and later years, IRS examinations for years prior to fiscal 2007 have been completed and the Company believes such years are effectively settled.
     For the major states in which the various subsidiary companies operate, the earliest tax year open for examination is as follows:

New York	Fiscal 2002
Pennsylvania	Fiscal 2003
California	Fiscal 2003
Texas	Fiscal 2003
Note 3 — Capitalization
Common Stock. During the nine months ended June 30, 2008, the Company issued 884,644 original issue shares of common stock as a result of stock option exercises and 25,000 original issue shares for restricted stock awards (non-vested stock as defined in SFAS 123R). The Company also issued 7,200 original issue shares of common stock to the eight non-employee directors of the Company who receive compensation under the Company’s Retainer Policy for Non-Employee Directors, as partial consideration for the directors’ services during the nine months ended June 30, 2008. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the nine months ended June 30, 2008, 72,205 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. During the nine months ended June 30, 2008, the Company repurchased 2,832,397 shares for $129.6 million under this program, funded with cash provided by operating activities. Since the repurchase program was implemented, the Company has repurchased 6,667,275 shares for $262.8 million.
Shareholder Rights Plan. On February 21, 2008, the Board of Directors of the Company approved amendments to the Company’s Amended and Restated Rights Agreement (the “Rights Agreement”). The amendments modify the rights of holders of the Company’s Common Stock Purchase Rights (the “Rights”). The principal amendments are an extension of the expiration date of the Rights Agreement from July 31, 2008 to July 31, 2018 and an increase in the exercise price of the Rights from $65 to $150 per full share. The Board also approved amendments to the Rights Agreement (i) to provide that the phrase “then outstanding,” when used with reference to a person’s beneficial ownership of securities of the Company, means the number of securities then issued and outstanding together with the number of such securities not then actually issued and outstanding which such person would be deemed to own beneficially under the Rights Agreement, including, among other things, certain derivative or synthetic arrangements having characteristics of a long position in the Company’s common stock, (ii) to eliminate certain restrictive covenants that would have applied to the Company after the distribution date of the Rights, and (iii) to clarify and update the Rights Agreement in various respects. The Company, on July 11, 2008, entered into an amended and restated Rights Agreement, reflecting the changes described in this paragraph, with the Bank of New York, as Rights Agent, and on July 15, 2008, filed with the SEC copies of that agreement as exhibits to Forms 8-A and Form 8-K.

Item 1. Financial Statements (Cont.)
Long-Term Debt. In April 2008, the Company issued $300.0 million of 6.50% senior, unsecured notes in a private placement exempt from registration under the Securities Act of 1933. The notes have a term of 10 years, with a maturity date in April 2018. The holders of the notes may require the Company to repurchase their notes in the event of a change in control at a price equal to 101% of the principal amount. In addition, the Company is required to either offer to exchange the notes for substantially similar notes as are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the notes. The Company used $200.0 million of the proceeds to refund $200.0 million of 6.303% medium-term notes that subsequently matured on May 27, 2008.
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
     As disclosed in Note H of the Company’s 2007 Form 10-K, the Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site located in New York for which the Company had not been named as a PRP. In February 2007, the NYDEC identified the Company as a PRP for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. In July 2007, the Company appealed the NYDEC’s Record of Decision to the New York State Supreme Court, Albany County. The Court dismissed the appeal in January 2008. The Company filed a notice of appeal in February 2008. In July 2008, the Company withdrew its appeal and agreed to the terms of an Order on Consent issued by the NYDEC. Pursuant to the order, the Company will remediate the site consistent with the remedy selected in the NYDEC’s Record of Decision. The Company will also reimburse the NYDEC in the amount of approximately $1.5 million for costs incurred in connection with the site from 1998 through May 30, 2007. The Company acknowledged that additional charges related to the site will be billed to the Company at a later date, including costs incurred by the NYDEC after May 30, 2007 and any costs incurred by the New York Department of Health. The Company has not received any estimates of such additional costs. The Company has recorded an estimated minimum liability of $10.4 million associated with this site.
     At June 30, 2008, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $13.5 million to $17.2 million. The minimum estimated liability of $13.5 million has been recorded on the Consolidated Balance Sheet at June 30, 2008, including the $10.4 million discussed above. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and deferred insurance proceeds that are currently recorded as a regulatory liability on the Consolidated Balance Sheet.
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

Item 1. Financial Statements (Cont.)
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
     The following is selected financial information of the discontinued operations for SECI:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
(Thousands)	2007	2007

Operating Revenues	$14,366	$42,004
Operating Expenses	9,915	27,205

Operating Income	4,451	14,799
Interest Income	272	799

Income before Income Taxes	4,723	15,598
Income Tax Expense (Benefit)	(863)	3,213

Income from Discontinued Operations	$5,586	$12,385

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

Item 1. Financial Statements (Cont.)

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
Quarter Ended June 30, 2008 (Thousands)	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$217,339	$32,054	$126,154	$162,129	$10,114	$547,790	$395	$197	$548,382

Intersegment Revenues	$3,154	$20,131	$—	$—	$—	$23,285	$4,439	$(27,724)	$—

Segment Profit (Loss):
Net Income (Loss)	$7,848	$12,534	$39,791	$478	$(2,066)	$58,585	$1,106	$164	$59,855

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
Nine Months Ended June 30, 2008 (Thousands)	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$1,067,194	$101,871	$348,829	$440,111	$40,438	$1,998,443	$3,564	$496	$2,002,503

Intersegment Revenues	$13,567	$61,340	$—	$—	$—	$74,907	$10,251	$(85,158)	$—

Segment Profit (Loss):
Net Income (Loss)	$62,228	$40,931	$108,385	$7,079	$2,214	$220,837	$5,137	$(511)	$225,463

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
Quarter Ended June 30, 2007 (Thousands)	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$210,604	$30,128	$80,028	$113,380	$13,131	$447,271	$1,308	$200	$448,779

Intersegment Revenues	$2,586	$20,332	$—	$—	$—	$22,918	$2,253	$(25,171)	$—

Segment Profit (Loss):
Income (Loss) from Continuing Operations	$3,705	$15,451	$18,849	$1,233	$(364)	$38,874	$458	$1,880	$41,212

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable		Intersegment	Total
Nine Months Ended June 30, 2007 (Thousands)	Utility	Storage	Production	Marketing	Timber	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$1,000,860	$94,889	$233,708	$360,036	$43,079	$1,732,572	$4,387	$578	$1,737,537

Intersegment Revenues	$12,556	$61,585	$—	$—	$—	$74,141	$6,540	$(80,681)	$—

Segment Profit:
Income from Continuing Operations	$54,322	$43,075	$52,573	$8,431	$3,053	$161,454	$1,911	$4,015	$167,380

Item 1. Financial Statements (Cont.)
Note 7 — Intangible Assets
     The components of the Company’s intangible assets were as follows (in thousands):

				At September 30,
	At June 30, 2008			2007
	Gross		Net	Net
	Carrying	Accumulated	Carrying	Carrying
	Amount	Amortization	Amount	Amount

Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$8,580	$(5,791)	$2,789	$3,591
Long-Term Gas Purchase Contracts	31,864	(7,814)	24,050	25,245

	$40,444	$(13,605)	$26,839	$28,836

Aggregate Amortization Expense:
(Thousands)
Three Months Ended June 30, 2008	$666
Three Months Ended June 30, 2007	$666
Nine Months Ended June 30, 2008	$1,997
Nine Months Ended June 30, 2007	$1,997
     The gross carrying amount of intangible assets subject to amortization at June 30, 2008 remained unchanged from September 30, 2007. The only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the long-term transportation contracts is estimated to be $0.3 million for the remainder of 2008 and $0.5 million for fiscal 2009. Amortization expense for transportation contracts is estimated to be $0.4 million annually for 2010, 2011 and 2012. Amortization expense for the long-term gas purchase contracts is estimated to be $0.4 million for the remainder of 2008 and $1.6 million annually for 2009, 2010, 2011 and 2012.
Note 8 — Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three months ended June 30,	2008	2007	2008	2007
Service Cost	$3,149	$3,225	$1,276	$1,403
Interest Cost	11,237	11,087	6,770	6,800
Expected Return on Plan Assets	(13,750)	(12,809)	(8,428)	(6,740)
Amortization of Prior Service Cost	202	220	1	1
Amortization of Transition Amount	—	—	1,782	1,782
Amortization of Losses	2,766	3,382	732	2,053
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	783	(344)	4,354	3,382

Net Periodic Benefit Cost	$4,387	$4,761	$6,487	$8,681

Item 1. Financial Statements (Cont.)

	Retirement Plan		Other Post-Retirement Benefits
Nine months ended June 30,	2008	2007	2008	2007
Service Cost	$9,448	$9,674	$3,828	$4,210
Interest Cost	33,712	33,263	20,311	20,399
Expected Return on Plan Assets	(41,250)	(38,427)	(25,286)	(20,220)
Amortization of Prior Service Cost	606	661	3	3
Amortization of Transition Amount	—	—	5,346	5,345
Amortization of Losses	8,298	10,146	2,195	6,160
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	7,597	3,885	20,028	16,453

Net Periodic Benefit Cost	$18,411	$19,202	$26,425	$32,350

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.
Employer Contributions. During the nine months ended June 30, 2008, the Company contributed $3.8 million to its retirement plan and $25.3 million to its VEBA trusts and 401(h) accounts in its other post-retirement benefit plan. In the remainder of 2008, the Company expects to contribute $12.2 million to its retirement plan and $3.8 million to its VEBA trusts and 401(h) accounts in its other post-retirement benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company is a diversified energy company and reports its operating results in five reportable business segments. For the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, the Company has experienced an increase in earnings of $13.1 million, primarily due to higher earnings in the Exploration and Production segment. The Utility segment and the All Other category also contributed to the increase in earnings. These earnings increases discussed above were slightly offset by lower earnings in the Pipeline and Storage and Energy Marketing segments as well as in the Corporate category, combined with a higher loss in the Timber segment. For the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, the Company experienced an increase in earnings of $45.7 million, due primarily to higher earnings in the Exploration and Production segment. The Utility segment and the All Other category also contributed to the increase in earnings. These earnings increases discussed above were slightly offset by lower earnings in the Pipeline and Storage, Energy Marketing, and Timber segments as well as in the Corporate category. The Company’s earnings are discussed further in the Results of Operations section that follows.
     From a capital resources and liquidity perspective, the Company spent $284.6 million on capital expenditures during the nine months ended June 30, 2008, with approximately 49% being spent in the Exploration and Production segment, 37% in the Pipeline and Storage segment and 14% in the Utility segment. The amounts spent in the various segments reflect the Company’s belief that the Exploration and Production segment and the Pipeline and Storage segment currently provide the best earnings growth opportunities for shareholders. In the Exploration and Production segment, the Company’s principal focus continues to be the development of its nearly one million acres in the Appalachian region along with continued exploration and development in the Gulf and West Coast regions. In the Pipeline and Storage segment, the majority of the expenditures were for construction costs of the Empire Connector project. The project is on schedule to be completed by the planned in-service date of November 2008, although the actual in-service date will depend upon the completion of the Millennium Pipeline. This project and other capital expenditures are discussed further in the Capital Resources and Liquidity section that follows.
     The Company regularly considers the repurchase of outstanding shares of common stock under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the Company to repurchase up to an aggregate amount of 8 million shares. Through June 30, 2008, the Company had repurchased 6,667,275 shares for $262.8 million under this program, including 2,832,397 shares for $129.6 million during the nine months ended June 30, 2008. These matters are discussed further in the Capital Resources and Liquidity section that follows.
     The Company has begun to explore the sale of Horizon LFG, a New York corporation that owns and operates short-distance landfill gas pipeline companies that are engaged in the purchase, sale and transportation of landfill gas in Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. Horizon LFG is included in the Company’s All Other category. The Company is also exploring the sale of Horizon Power’s unconsolidated subsidiaries. This includes ESNE, which generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania, as well as Seneca Energy and Model City, which generate and sell electricity using methane gas obtained from landfills owned by outside parties.
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2007 Form 10-K. There have been no subsequent changes to that disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
RESULTS OF OPERATIONS
Earnings
     The Company’s earnings were $59.9 million for the quarter ended June 30, 2008 compared to earnings of $46.8 million for the quarter ended June 30, 2007. As previously discussed, the Company has presented its Canadian operations in the Exploration and Production segment (in conjunction with the sale of SECI) as discontinued operations. The Company’s earnings from continuing operations were $59.9 million for the quarter ended June 30, 2008 compared to earnings from continuing operations of $41.2 million for the quarter ended June 30, 2007. The increase in earnings from continuing operations of $18.7 million is primarily the result of higher earnings in the Exploration and Production segment. The Utility segment and the All Other category also contributed to the increase in earnings. These earnings increases discussed above were slightly offset by lower earnings in the Pipeline and Storage and Energy Marketing segments, as well as in the Corporate category, combined with a higher loss in the Timber segment.
     The Company’s earnings were $225.5 million for the nine months ended June 30, 2008 compared to earnings of $179.8 million for the nine months ended June 30, 2007. The Company’s earnings from continuing operations were $225.5 million for the nine months ended June 30, 2008 compared to earnings from continuing operations of $167.4 million for the nine months ended June 30, 2007. The increase in earnings from continuing operations of $58.1 million is primarily the result of higher earnings in the Exploration and Production segment. The Utility segment and the All Other category also contributed to the increase in earnings. These earnings increases discussed above were slightly offset by lower earnings in the Pipeline and Storage, Energy Marketing, and Timber segments as well as in the Corporate category.
     Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after tax amounts, unless otherwise noted.
Earnings (Loss) by Segment

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Utility	$7,848	$3,705	$4,143	$62,228	$54,322	$7,906
Pipeline and Storage	12,534	15,451	(2,917)	40,931	43,075	(2,144)
Exploration and Production	39,791	18,849	20,942	108,385	52,573	55,812
Energy Marketing	478	1,233	(755)	7,079	8,431	(1,352)
Timber	(2,066)	(364)	(1,702)	2,214	3,053	(839)

Total Reportable Segments	58,585	38,874	19,711	220,837	161,454	59,383
All Other	1,106	458	648	5,137	1,911	3,226
Corporate	164	1,880	(1,716)	(511)	4,015	(4,526)

Total Earnings from Continuing Operations	59,855	41,212	18,643	225,463	167,380	58,083

Earnings from Discontinued Operations	—	5,586	(5,586)	—	12,385	(12,385)

Total Consolidated	$59,855	$46,798	$13,057	$225,463	$179,765	$45,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility
Utility Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Retail Sales Revenues:
Residential	$153,058	$158,922	$(5,864)	$793,124	$778,572	$14,552
Commercial	20,459	24,380	(3,921)	124,582	127,485	(2,903)
Industrial	1,178	1,432	(254)	6,754	7,081	(327)

	174,695	184,734	(10,039)	924,460	913,138	11,322

Transportation	21,584	21,017	567	97,345	86,358	10,987
Off-System Sales	20,540	3,727	16,813	48,606	3,727	44,879
Other	3,674	3,712	(38)	10,350	10,193	157

	$220,493	$213,190	$7,303	$1,080,761	$1,013,416	$67,345

Utility Throughput

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(MMcf)	2008	2007	(Decrease)	2008	2007	(Decrease)
Retail Sales:
Residential	8,618	10,679	(2,061)	53,881	56,729	(2,848)
Commercial	1,334	1,836	(502)	9,197	10,132	(935)
Industrial	77	113	(36)	524	628	(104)

	10,029	12,628	(2,599)	63,602	67,489	(3,887)
Transportation	12,086	12,981	(895)	55,966	53,556	2,410
Off-System Sales	1,711	467	1,244	4,790	467	4,323

	23,826	26,076	(2,250)	124,358	121,512	2,846

Degree Days

				Percent Colder
				(Warmer) Than
	Normal	2008	2007	Normal	Prior Year
Three Months Ended June 30
Buffalo	927	817	921	(11.9)	(11.3)
Erie	885	762	900	(13.9)	(15.3)

Nine Months Ended June 30

Buffalo	6,551	6,175	6,195	(5.7)	(0.3)
Erie	6,142	5,737	5,930	(6.6)	(3.3)

2008 Compared with 2007
     Operating revenues for the Utility segment increased $7.3 million for the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. The increase for the quarter is primarily attributable to a $16.8 million increase in off-system sales revenue (see discussion below) partially offset by a $10.0 million decrease in retail sales revenue. The $10.0 million decrease in retail gas sales revenues was a function of lower throughput volumes, partially offset by the recovery of higher gas costs (subject to certain timing variations, gas costs are recovered dollar for dollar in revenues) coupled with the revenue impact of a rate design change. In December 2007, the NYPSC issued an order providing for an annual rate increase of $1.8 million beginning December 28, 2007. As part of this rate order, a rate design change was adopted that shifts a greater amount of cost recovery into the minimum bill amount,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
thus spreading the recovery of such costs more evenly throughout the year. This rate design change resulted in lower retail and transportation revenues in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The rate order caused higher retail and transportation revenues in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. However, on a year-to-date basis, retail and transportation revenues for the nine months ended June 30, 2008 (exclusive of the impact of higher gas costs) are still lower than the nine months ended June 30, 2007 as a result of the rate design change. It is expected that there will also be an increase in retail and transportation revenue in the fourth quarter of this year compared to the prior year as a result of the rate design change.
     Operating revenues for the Utility segment increased $67.3 million for the nine months ended June 30, 2008 as compared with the nine months ended June 30, 2007. This increase largely resulted from a $44.9 million increase in off-system sales revenue (see discussion below) and an $11.3 million increase in retail sales revenue coupled with an $11.0 million increase in transportation revenues. The increase in retail gas sales revenues for the Utility segment was largely a function of higher gas costs (subject to certain timing variations, gas costs are recovered dollar for dollar in revenues) partially offset by the revenue impact of the rate design change discussed above. The increase in transportation revenues was primarily due to a 2.4 Bcf increase in transportation throughput, largely due to the migration of customers from retail sales to transportation service.
     As reported in 2006, on November 17, 2006, the U.S. Court of Appeals vacated and remanded the FERC’s Order No. 2004 regarding affiliate standards of conduct with respect to natural gas pipelines. The Court’s decision became effective on January 5, 2007, and on January 9, 2007, the FERC issued Order No. 690, its Interim Rule, designed to respond to the Court’s decision. In Order No. 690, as clarified by the FERC on March 21, 2007, the FERC readopted, on an interim basis, certain provisions that existed prior to the issuance of Order No. 2004 that had made it possible for the Utility segment to engage in certain off-system sales without triggering the adverse consequences that would otherwise arise under the Order No. 2004 standards of conduct. As a result, the Utility segment resumed engaging in off-system sales on non-affiliated pipelines as of May 2007. Total off-system sales revenues for the quarters ended June 30, 2008 and June 30, 2007 amounted to $20.5 million and $3.7 million, respectively. Total off-system sales revenues for the nine months ended June 30, 2008 and June 30, 2007 amounted to $48.6 million and $3.7 million, respectively. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to margins for the quarters and nine months ended June 30, 2008 and 2007.
     The Utility segment’s earnings for the quarter ended June 30, 2008 were $7.8 million, an increase of $4.1 million compared to earnings of $3.7 million for the quarter ended June 30, 2007. In the New York jurisdiction, earnings increased by $4.4 million. As a result of the rate design change in the New York jurisdiction, earnings for the third quarter of fiscal 2008 increased by $1.7 million from the third quarter of fiscal 2007. A $1.7 million decrease in operating costs (mostly due to lower post-retirement benefit costs), a non-recurring regulatory adjustment made in 2007 ($0.9 million), and the positive impact of a lower effective tax rate ($0.8 million) also contributed to the overall increase in earnings for the New York jurisdiction. These increases were partly offset by lower usage per account ($1.0 million). In the Pennsylvania jurisdiction, earnings decreased by $0.3 million due primarily to lower usage per account offset in part by lower operating costs and lower interest expense.
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York jurisdiction. For the quarter ended June 30, 2008, the WNC preserved earnings of approximately $0.4 million, as weather was warmer than normal for the period. For the quarter ended June 30, 2007, the WNC did not have a significant impact on earnings as the weather was close to normal.
     The Utility segment’s earnings for the nine months ended June 30, 2008 were $62.2 million; an increase of $7.9 million when compared with earnings of $54.3 million for the nine months ended June 30, 2007. In the New York jurisdiction, earnings increased $5.2 million. Lower operating costs of $4.5 million (mostly due to lower post-retirement benefit costs and lower bad debt expense), the positive impact of non-recurring regulatory adjustments made in 2007 ($0.9 million), the positive impact of a lower effective

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
tax rate ($0.9 million), a routine regulatory adjustment ($0.7 million), lower property taxes ($0.7 million), and higher customer usage per account ($0.3 million) also contributed to the overall increase in earnings for the New York jurisdiction. These increases were partly offset by a $3.1 million decrease in earnings associated with the rate design change discussed above. In the Pennsylvania jurisdiction, earnings increased $2.7 million due primarily to a base rate increase that became effective in January 2007 ($2.6 million), higher usage per account ($0.9 million), and a decrease in operating costs of $1.1 million (mostly due to lower bad debt expense). These increases were partially offset by the negative earnings impact associated with warmer weather ($1.5 million).
     For the nine months ended June 30, 2008, the WNC preserved earnings of approximately $2.5 million, as the weather was warmer than normal. For the nine months ended June 30, 2007, the WNC preserved earnings of approximately $2.3 million, as the weather was also warmer than normal.
Pipeline and Storage
Pipeline and Storage Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/
(Thousands)	2008	2007	(Decrease)	2008	2007	Increase
Firm Transportation	$29,020	$28,556	$464	$93,427	$89,819	$3,608
Interruptible Transportation	1,151	1,170	(19)	3,237	3,071	166

	30,171	29,726	445	96,664	92,890	3,774

Firm Storage Service	16,754	17,002	(248)	50,325	50,194	131
Other	5,260	3,732	1,528	16,222	13,390	2,832

	$52,185	$50,460	$1,725	$163,211	$156,474	$6,737

Pipeline and Storage Throughput

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(MMcf)	2008	2007	Decrease	2008	2007	Increase
Firm Transportation	68,263	78,455	(10,192)	283,104	273,513	9,591
Interruptible Transportation	1,540	1,670	(130)	3,844	3,597	247

	69,803	80,125	(10,322)	286,948	277,110	9,838

2008 Compared with 2007
     Operating revenues for the Pipeline and Storage segment increased $1.7 million for the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. The increase was primarily due to increased efficiency gas revenues ($1.9 million) reported as part of other revenues in the table above. The majority of this increase was due to higher gas prices in the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. Overall, throughput decreased during the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. While Supply Corporation’s and Empire’s transportation volumes decreased during the quarter, volume fluctuations generally do not have a significant impact on revenues as a result of Supply Corporation’s straight fixed-variable rate design and Empire’s modified fixed-variable rate design.
     Operating revenues for the nine months ended June 30, 2008 increased $6.7 million as compared with the nine months ended June 30, 2007. The increase was primarily due to a $3.8 million increase in transportation revenue primarily due to the fact that the Pipeline and Storage segment was able to renew existing contracts at higher rates due to favorable market conditions related to the demand for transportation service associated with storage. In addition, there was a $3.1 million increase in efficiency gas revenues reported as part of other revenues in the table above. This increase was due primarily to higher gas prices in the nine months ended June 30, 2008 as compared with the nine months ended June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     The Pipeline and Storage segment’s earnings for the quarter ended June 30, 2008 were $12.5 million, a decrease of $2.9 million when compared to earnings of $15.4 million for the quarter ended June 30, 2007. The decrease in earnings primarily reflects the earnings impact associated with higher operation and maintenance expenses resulting from the non-recurrence in 2008 of a reversal of a reserve for preliminary survey costs ($4.8 million) related to the Empire Connector project recognized in the quarter ended June 30, 2007. In addition, there was an earnings decrease associated with higher interest expense ($0.8 million). These earnings decreases were partially offset by an increase in the allowance for funds used during construction ($1.0 million), higher efficiency gas revenues ($1.2 million) and the earnings benefit associated with lower income taxes ($0.5 million).
     The Pipeline and Storage segment’s earnings for the nine months ended June 30, 2008 were $40.9 million, a decrease of $2.1 million when compared to earnings of $43.0 million for the nine months ended June 30, 2007. The main factors contributing to this decrease were higher operation and maintenance expenses ($5.7 million), resulting from the non-recurrence in 2008 of a reversal of a reserve for preliminary survey costs ($4.8 million) related to the Empire Connector project recognized during the quarter ended June 30, 2007. In addition, there was a $1.9 million positive earnings impact during the nine months ended June 30, 2007 associated with the discontinuance of hedge accounting for Empire’s interest rate collar that did not recur during the nine months ended June 30, 2008. There was also an earnings decrease associated with higher interest expense ($1.1 million). These earnings decreases were partially offset by an increase in the allowance for funds used during construction ($2.3 million), higher efficiency gas revenues ($2.0 million), and higher transportation and storage revenues ($2.5 million).
Exploration and Production
Exploration and Production Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Gas (after Hedging) from Continuing Operations	$56,591	$34,712	$21,879	$155,793	$107,976	$47,817
Oil (after Hedging) from Continuing Operations	66,695	42,577	24,118	185,650	117,084	68,566
Gas Processing Plant from Continuing Operations	13,566	10,466	3,100	35,674	28,212	7,462
Other from Continuing Operations	(291)	(291)	—	(3,174)	165	(3,339)
Intrasegment Elimination from Continuing Operations (1)	(10,407)	(7,436)	(2,971)	(25,114)	(19,729)	(5,385)

Operating Revenues from Continuing Operations	$126,154	$80,028	$46,126	$348,829	$233,708	$115,121

Operating Revenues from Canada – Discontinued Operations	$—	$14,366	$(14,366)	$—	$42,004	$(42,004)

(1)	Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging) from Continuing Operations” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Production Volumes

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Gas Production (MMcf)
Gulf Coast	3,019	2,317	702	8,868	7,934	934
West Coast	1,007	1,019	(12)	3,010	2,883	127
Appalachia	1,793	1,266	527	5,538	3,998	1,540

Total Production from Continuing Operations	5,819	4,602	1,217	17,416	14,815	2,601
Canada — Discontinued Operations	—	1,639	(1,639)	—	5,216	(5,216)

Total Production	5,819	6,241	(422)	17,416	20,031	(2,615)

Oil Production (Mbbl)
Gulf Coast	124	165	(41)	409	540	(131)
West Coast	598	599	(1)	1,825	1,789	36
Appalachia	23	32	(9)	88	91	(3)

Total Production from Continuing Operations	745	796	(51)	2,322	2,420	(98)
Canada — Discontinued Operations	—	58	(58)	—	175	(175)

Total Production	745	854	(109)	2,322	2,595	(273)

Average Prices

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	2007	Increase	2008	2007	Increase
Average Gas Price/Mcf
Gulf Coast	$12.17	$7.37	$4.80	$9.66	$6.74	$2.92
West Coast	$10.61	$7.20	$3.41	$8.43	$6.76	$1.67
Appalachia	$11.53	$8.59	$2.94	$9.25	$7.71	$1.54
Weighted Average for Continuing Operations	$11.71	$7.67	$4.04	$9.32	$7.01	$2.31
Weighted Average After Hedging for Continuing Operations	$9.73	$7.54	$2.19	$8.95	$7.29	$1.66
Canada - Discontinued Operations	N/M	$6.82	N/M	N/M	$6.34	N/M

Average Oil Price/bbl
Gulf Coast	$124.43	$65.17	$59.26	$103.46	$59.37	$44.09
West Coast	$114.35	$57.77	$56.58	$94.64	$52.96	$41.68
Appalachia	$114.99	$60.43	$54.56	$94.18	$59.35	$34.83
Weighted Average for Continuing Operations	$116.05	$59.41	$56.64	$96.17	$54.63	$41.54
Weighted Average After Hedging for Continuing Operations	$89.55	$53.54	$36.01	$79.97	$48.39	$31.58
Canada - Discontinued Operations	N/M	$51.58	N/M	N/M	$48.16	N/M
2008 Compared with 2007
     Operating revenues from continuing operations for the Exploration and Production segment increased $46.1 million for the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. Oil production revenue after hedging from continuing operations increased $24.1 million due to a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
$36.01 per barrel increase in weighted average prices after hedging for continuing operations. Gas production revenue after hedging from continuing operations increased $21.9 million due to an increase in the weighted average price of gas after hedging for continuing operations ($2.19 per Mcf) as well as an increase in gas production of 1,217 MMcf. The Gulf Coast region of this segment was primarily responsible for the increase in natural gas production from continuing operations (702 MMcf). Production from new fields in 2008 (primarily in the High Island area) outpaced declines in production from some existing fields, quarter to quarter. The Appalachian region of this segment also contributed to the increase in natural gas production from continuing operations (527 MMcf), consistent with increased drilling activity in the region.
     Operating revenues from continuing operations for the Exploration and Production segment increased $115.1 million for the nine months ended June 30, 2008 as compared with the nine months ended June 30, 2007. Oil production revenue after hedging from continuing operations increased $68.6 million due primarily to a $31.58 per barrel increase in weighted average prices after hedging for continuing operations. Gas production revenue after hedging from continuing operations increased $47.8 million due to an increase in the weighted average price of gas after hedging for continuing operations ($1.66 per Mcf) and an increase in gas production of 2,601 MMcf. The increase in gas production from continuing operations occurred primarily in the Appalachian region (1,540 MMcf), consistent with increased drilling activity in the region. The Gulf Coast region also contributed to the increase in natural gas production from continuing operations (934 MMcf). Production from new fields in 2008 (primarily in the High Island area) outpaced declines in production from some existing fields, period to period, as discussed above.
     The Exploration and Production segment’s earnings from continuing operations for the quarter ended June 30, 2008 were $39.8 million, an increase of $21.0 million when compared with earnings from continuing operations of $18.8 million for the quarter ended June 30, 2007. Higher crude oil prices, higher natural gas prices and higher natural gas production increased earnings by $17.4 million, $8.3 million and $6.0 million, respectively, while lower crude oil production decreased earnings by $1.8 million. Higher lease operating costs ($4.2 million), higher depletion expense ($3.1 million), higher state income tax expense ($2.5 million) and higher general and administrative and other operating expenses ($1.5 million) also negatively impacted earnings. Lower interest expense of $2.1 million slightly offset these decreases.
     The Exploration and Production segment’s earnings from continuing operations for the nine months ended June 30, 2008 were $108.4 million, an increase of $55.8 million when compared with earnings from continuing operations of $52.6 million for the nine months ended June 30, 2007. Higher crude oil prices, higher natural gas prices and higher natural gas production increased earnings by $47.7 million, $18.8 million and $12.3 million, respectively, while lower crude oil production decreased earnings by $3.1 million. Higher lease operating costs ($9.0 million), higher depletion expense ($8.9 million), higher state income tax expense ($3.4 million), higher general and administrative and other operating expenses ($3.8 million), and mark-to-market adjustments on derivative financial instruments ($1.3 million) also negatively impacted earnings. Lower interest expense of $4.5 million and higher interest income of $1.6 million slightly offset these decreases.
Energy Marketing
Energy Marketing Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			Increase/			Increase/
(Thousands)	2008	2007	(Decrease)	2008	2007	(Decrease)
Natural Gas (after Hedging)	$162,127	$113,351	$48,776	$440,123	$359,895	$80,228
Other	2	29	(27)	(12)	141	(153)

	$162,129	$113,380	$48,749	$440,111	$360,036	$80,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Energy Marketing Volumes

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	2007	Increase	2008	2007	Increase
Natural Gas — (MMcf)	14,641	13,014	1,627	47,189	44,063	3,126
2008 Compared with 2007
     Operating revenues for the Energy Marketing segment increased $48.7 million and $80.1 million, respectively, for the quarter and nine months ended June 30, 2008 as compared with the quarter and nine months ended June 30, 2007. The increase for both the quarter and nine months ended June 30, 2008 is primarily due to higher gas sales revenue due to an increase in the price of natural gas that was recovered through revenues as well as an increase in volumes. The increase in volumes is attributable to an increase in volumes sold to low-margin wholesale customers, as well as an increase in the number of commercial and industrial customers served by the Energy Marketing segment.
     Earnings in the Energy Marketing segment decreased $0.8 million and $1.4 million, respectively, for the quarter and nine months ended June 30, 2008 as compared with the quarter and nine months ended June 30, 2007. For the quarter ended June 30, 2008, higher operating costs of $0.8 million, primarily due to an increase in bad debt expense, are responsible for the decrease in earnings. Despite higher operating revenues and volumes, margins did not change significantly because the volume increase is primarily attributable to low-margin customers. For the nine months ended June 30, 2008, higher operating costs of $1.0 million (primarily due to an increase in bad debt expense) coupled with lower margins of $0.5 million are responsible for the decrease in earnings. A major factor in the margin decrease is the non-recurrence of a purchased gas expense adjustment recorded during the quarter ended March 31, 2007. During that quarter, the Energy Marketing segment reversed an accrual for $2.3 million of purchased gas expense due to the resolution of a contingency. The increase in volumes noted above, the profitable sale of certain gas held as inventory, and the marketing flexibility that the Energy Marketing segment derives from its contracts for significant storage capacity partially offset this decrease.
Timber
Timber Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
						Increase/
(Thousands)	2008	2007	Decrease	2008	2007	(Decrease)
Log Sales	$2,726	$3,504	$(778)	$16,649	$16,950	$(301)
Green Lumber Sales	958	1,318	(360)	3,872	3,582	290
Kiln-Dried Lumber Sales	5,846	7,247	(1,401)	18,612	20,742	(2,130)
Other	584	1,062	(478)	1,305	1,805	(500)

Operating Revenues	$10,114	$13,131	$(3,017)	$40,438	$43,079	$(2,641)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Timber Board Feet

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
						Increase/
(Thousands)	2008	2007	Decrease	2008	2007	(Decrease)
Log Sales	1,527	1,724	(197)	7,140	6,458	682
Green Lumber Sales	2,273	2,709	(436)	7,496	6,619	877
Kiln-Dried Lumber Sales	3,436	4,001	(565)	10,536	10,953	(417)

	7,236	8,434	(1,198)	25,172	24,030	1,142

2008 Compared with 2007
     Operating revenues for the Timber segment decreased $3.0 million for the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. The decrease can be primarily attributed to a decrease in both log sales and kiln-dried lumber sales of $0.8 million and $1.4 million, respectively. Overall, the Timber segment is currently selling a greater amount of lower priced, low margin species than higher margin species due to poor market conditions and wet weather that hampered harvesting, resulting in a decline in revenues. The decrease in log sales is due to a decline in cherry veneer log sales volumes of 106,000 board feet that can be attributed to the mix of logs being harvested in the current quarter as compared to the quarter ended June 30, 2007. Cherry veneer logs are more valuable and sell at higher prices than other species and have the largest impact on overall log sales revenue. The decrease in kiln-dried lumber sales is due to both a decline in sales volumes of 565,000 board feet as well as a decline in the market price of kiln-dried lumber.
     Operating revenues for the Timber segment decreased $2.6 million for the nine months ended June 30, 2008 as compared with the nine months ended June 30, 2007. This decrease is largely due to a decline in kiln-dried lumber sales of $2.1 million. The decrease in kiln-dried lumber sales is due to both a decline in the market price of kiln-dried lumber as well as a decline in kiln-dried lumber sales volumes of 417,000 board feet. Log sales also decreased $0.3 million primarily due to a decline in cherry veneer log sales volumes of 130,000 board feet, partially offset by increases in log sales volumes from lower priced logs. Cherry veneer logs are more valuable and sell at higher prices than other species and have the largest impact on overall log sales revenue.
     The Timber segment recorded a loss of $2.1 million for the quarter ended June 30, 2008, a decrease of $1.7 million when compared with a loss of $0.4 million for the quarter ended June 30, 2007. This decrease was the result of lower margins of $1.7 million, largely from lumber and log sales due to the decrease in revenues noted above.
     The Timber segment’s earnings for the nine months ended June 30, 2008 were $2.2 million, a decrease of $0.9 million when compared with earnings of $3.1 million for the nine months ended June 30, 2007. The decrease was primarily due to an increase in depletion and depreciation expense of $0.6 million due to harvesting more timber from Company owned land than the prior year combined with the addition of a lumber sorter for Highland’s sawmill operations that was placed into service in October 2007. Lower margins of $0.1 million also contributed to the decrease in earnings. During the six months ended March 31, 2008, margins were up over the prior year, largely due to favorable weather conditions, resulting in an increase in the harvesting of higher margin species. The change in market and weather conditions in the quarter ended June 30, 2008, as discussed above, eliminated the margin improvements seen during the six months ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Corporate and All Other
2008 Compared with 2007
     Corporate and All Other recorded earnings of $1.3 million for the quarter ended June 30, 2008 compared with earnings of $2.3 million for the quarter ended June 30, 2007. The positive earnings impacts of higher income from unconsolidated subsidiaries ($0.4 million) and lower income tax expense ($0.4 million) were more than offset by higher interest expense ($1.2 million) and higher operating costs ($0.8 million). The increase in operating costs can be attributed to the proxy contest with New Mountain Vantage GP, L.L.C.
     For the nine months ended June 30, 2008, Corporate and All Other had earnings of $4.6 million compared with earnings of $5.9 million for the nine months ended June 30, 2007. The positive earnings impacts of higher income from unconsolidated subsidiaries ($1.1 million), lower income tax expense ($0.8 million), lower interest expense ($0.7 million), a gain on the sale of a turbine by Horizon Power ($0.6 million), and slightly higher margins by Horizon LFG ($0.3 million) were more than offset by higher operating costs ($4.5 million) and lower interest income ($0.6 million). The increase in operating costs can be attributed to the proxy contest with New Mountain Vantage GP, L.L.C.
Interest Income
     Interest income was $1.7 million higher in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. For the nine months ended June 30, 2008, interest income increased $5.3 million as compared with the nine months ended June 30, 2007. These increases are mainly due to higher interest income (excluding intercompany interest income) in the Exploration and Production segment of $1.1 million and $4.0 million, respectively, for the quarter and nine months ended June 30, 2008 as compared to the quarter and nine months ended June 30, 2007 as a result of the investment of cash proceeds received from the sale of SECI in August 2007.
Interest Expense on Long-Term Debt
     Interest on long-term debt increased $1.2 million for the quarter ended June 30, 2008 as compared with the quarter ended June 30, 2007. For the nine months ended June 30, 2008, interest on long-term debt decreased $0.1 million as compared with the nine months ended June 30, 2007. The increase in the quarter ended June 30, 2008 is due to the issuance in April 2008 of a $300 million, 6.5% Note due in April 2018. This increase was offset slightly by the repayment of $200 million of 6.303% medium-term notes that matured on May 27, 2008. The decrease in the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 is due to an overall decline in interest on long-term debt as a result of a lower average amount of long-term debt outstanding. The Company repaid $22.8 million of Empire’s secured debt in December 2006. It also redeemed $96.3 million of 6.5% unsecured notes in April 2007.
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary sources of cash during the nine-month period ended June 30, 2008 consisted of cash provided by operating activities and proceeds from the issuance of long-term debt. These sources of cash were supplemented by issues of new shares of common stock as a result of stock option exercises. During the nine months ended June 30, 2008, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. During fiscal 2006, the Company began repurchasing outstanding shares of its common stock under a share repurchase program, which is discussed below under Financing Cash Flow.

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
     Net cash provided by operating activities totaled $415.1 million for the nine months ended June 30, 2008, an increase of $10.5 million compared with $404.6 million provided by operating activities for the nine months ended June 30, 2007. The increase is partially due to lower working capital requirements in the Utility segment for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. In the Exploration and Production segment, for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, cash provided by operations increased due to higher commodity prices, partially offset by the decrease in cash provided by operations that resulted from the sale of SECI in August 2007. Offsetting these increases were higher working capital requirements in the Energy Marketing segment.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures for long-lived assets totaled $284.6 million during the nine months ended June 30, 2008. The table below presents these expenditures:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Nine Months Ended June 30, 2008 (in millions of dollars)

Total
Expenditures for
Long-Lived Assets
Utility	$38.8
Pipeline and Storage (1)	106.2
Exploration and Production	140.6
Timber	1.2
Corporate and All Other	0.2
Eliminations (2)	(2.4)

$284.6

(1)	Amount includes $19.9 million of accrued capital expenditures related to the Empire Connector project. This amount has been excluded from the Consolidated Statement of Cash Flows at June 30, 2008 since it represents a non-cash investing activity at that date.

(2)	Represents $2.4 million of capital expenditures included in the Appalachian region of the Exploration and Production segment for the purchase of storage facilities, buildings, and base gas from Supply Corporation during the quarter ended March 31, 2008.
Utility
     The majority of the Utility capital expenditures for the nine months ended June 30, 2008 were made for replacement of mains and main extensions, as well as for the replacement of service lines.
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the nine months ended June 30, 2008 were related to the Empire Connector project costs, which is discussed below, as well as for additions, improvements, and replacements to this segment’s transmission and gas storage systems.
     The Company continues to explore various opportunities to expand its capabilities to transport gas to the East Coast, either through the Supply Corporation or Empire systems or in partnership with others. Construction of the Empire Connector, a pipeline designed to transport up to approximately 250 MDth of natural gas per day that will connect the Empire Pipeline with the Millennium Pipeline, began in September 2007. The Empire Connector is on schedule to be completed by the planned in-service date of November 2008, although the actual in-service date will depend upon the completion of the Millennium Pipeline. Refer to the Rate and Regulatory Matters section that follows for further discussion of this matter. The total cost to the Company of the Empire Connector project is estimated at $180 million, after giving effect to sales tax exemptions worth approximately $3.7 million. As of June 30, 2008, the Company had incurred approximately $107.7 million in costs related to this project. Of this amount, $42.7 million and $88.0 million were incurred during the quarter and nine months ended June 30, 2008, respectively, and $2.1 million and $3.5 million were incurred during the quarter and nine months ended June 30, 2007, respectively. All project costs incurred as of June 30, 2008 have been capitalized as Construction Work in Progress. The Company anticipates financing the remaining cost of this project with cash on hand.
     Supply Corporation continues to view its potential Tuscarora Extension project as an important link to Millennium and potential storage development in the Corning, New York area. This new pipeline, which would expand the Supply Corporation system from its Tuscarora storage field to the intersection of the proposed Millennium and Empire Connector pipelines, could be designed initially to transport up to approximately 130 MDth of natural gas per day. It may also provide Supply Corporation with the opportunity to increase the deliverability of the existing Tuscarora storage field. Using the results of a preliminary Open Season, Supply Corporation is also exploring a new project (the West to East project) that would provide for new capacity from the Rockies Express Project, Appalachian production, storage and other points to Leidy and to interconnections with Millennium and Empire at Corning. The West to East project could include the Tuscarora Extension project, or could be a second phase following the development of the Tuscarora Extension project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     In light of the rapidly growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia, Supply Corporation recently initiated a new Open Season for its “Appalachian Lateral,” a project designed to complement the West to East project. The Appalachian Lateral is expected to be located through an area where producers are actively drilling and seeking to find access to the market for their newly discovered reserves.
     In conjunction with the West to East and Appalachian Lateral projects, Supply Corporation has plans to develop new storage capacity by pursuing expansion of certain of its existing storage facilities. The expansion of these fields, which Supply Corporation hopes to market through one offering at market-based rates, could provide approximately 8.5 Bcf of incremental storage capacity with incremental withdrawal deliverability of up to 121 MDth of natural gas per day, available in 2011. Supply Corporation expects that the availability of this incremental storage capacity will complement the West to East and Appalachian Lateral pipeline projects and help meet the demand for storage created by the prospective increased flow of Rockies and Appalachian gas supply into the western Pennsylvania area, although traditional gas supplies will also be able to take advantage of this incremental storage capacity. An Open Season for this storage capacity is planned to be held later in 2008.
     The timeline associated with Supply Corporation’s pipeline and storage projects depends on market development. Should the market materialize, the Company anticipates financing the Tuscarora Extension project and/or the storage expansion(s) with cash on hand and/or through the use of the Company’s lines of credit. The capital cost of the West to East and Appalachian Lateral projects would amount to at least $700 million, which would be financed by a combination of debt and equity. As of June 30, 2008, there have been no costs incurred by Supply Corporation related to the Tuscarora Extension project, $0.1 million has been spent to study the West to East and Appalachian Lateral projects, and approximately $0.2 million has been spent to study the storage expansion project. Supply Corporation has not yet filed an application with the FERC for the authority to build either pipeline project or the storage expansion(s).
Exploration and Production
     The Exploration and Production segment capital expenditures for the nine months ended June 30, 2008 included approximately $46.9 million for the Gulf Coast region, substantially all of which was for the off-shore program in the shallow waters of the Gulf of Mexico, $51.1 million for the West Coast region and $42.6 million for the Appalachian region. The Appalachian region capital expenditures include $2.4 million for the purchase of storage facilities, buildings, and base gas from Supply Corporation, as shown in the table on the previous page. These amounts included approximately $20.7 million spent to develop proved undeveloped reserves.
Timber
     The majority of the Timber segment capital expenditures for the nine months ended June 30, 2008 were for construction of a lumber sorter for Highland’s sawmill operations that was placed into service in October 2007 as well as for purchases of equipment for Highland’s sawmill and kiln operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Financing Cash Flow
     The Company did not have any outstanding short-term notes payable to banks or commercial paper at June 30, 2008. However, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $430.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility which totals $300.0 million and extends through September 30, 2010.
     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through September 30, 2010. At June 30, 2008, the Company’s debt to capitalization ratio (as calculated under the facility) was .41. The constraints specified in the committed credit facility would permit an additional $1.84 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
     Under the Company’s existing indenture covenants, at June 30, 2008, the Company would have been permitted to issue up to a maximum of $1.2 billion in additional long-term unsecured indebtedness at then-current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands.
     The Company’s 1974 indenture pursuant to which $199.0 million (or 18%) of the Company’s long-term debt (as of June 30, 2008) was issued contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails to (i) pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
     The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2008, the Company had no debt outstanding under the committed credit facility.
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
Company is required to either offer to exchange the notes for substantially similar notes as are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the notes. The Company used $200.0 million of the proceeds to refund $200.0 million of 6.303% medium-term notes that subsequently matured on May 27, 2008.
     On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of 8 million shares in the open market or through privately negotiated transactions. As of June 30, 2008, the Company has repurchased 6,667,275 shares for $262.8 million under this program, including 439,722 and 2,832,397 shares for $20.7 million and $129.6 million, respectively, during the quarter and nine months ended June 30, 2008. These share repurchases were funded with cash provided by operating activities and/or through the use of the Company’s lines of credit. In the future, it is expected that this share repurchase program will continue to be funded with cash provided by operating activities and/or through the use of the Company’s lines of credit. It is anticipated that open market repurchases will continue from time to time depending on market conditions.
     The Company may issue debt or equity securities in a public offering or a private placement from time to time. The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $30.7 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters, computer equipment and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $3.9 million. The Company has guaranteed 50% or $2.0 million of these capital lease commitments.
OTHER MATTERS
     In addition to the legal proceedings disclosed in Part II, Item 1 of this report, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor are they expected to have a material adverse effect on the financial condition of the Company.
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
     On December 21, 2007, the NYPSC issued a rate order providing for an annual rate increase of $1.8 million, together with a monthly bill surcharge that would collect up to $10.8 million to recover expenses for implementation of the conservation program. The rate increase and bill surcharge became effective December 28, 2007. The rate order further provided for a return on equity of 9.1%. The rate order also adopted Distribution Corporation’s proposed revenue decoupling mechanism. The revenue decoupling mechanism, like others, “decouples” revenues from throughput by enabling the Company to collect from small volume customers its allowed margin on average weather normalized usage per customer. The effect of the revenue decoupling mechanism is to render the Company financially indifferent to throughput decreases resulting from conservation. The Company surcharges or credits any difference from the average weather normalized usage per customer account. The surcharge or credit is calculated to recover total margin for the most recent twelve-month period ending December 31, and applied to customer bills annually, beginning March 1st.
     On April 18, 2008, Distribution Corporation filed an appeal with Supreme Court, Albany County, seeking review of the rate order. The appeal contends that portions of the rate order should be invalidated because they fail to meet the applicable legal standard for agency decisions. Among the issues challenged by the Company are the reasonableness of the NYPSC’s disallowance of expense items, including health care costs, and the methodology used for calculating rate of return, which the appeal contends understated the Company’s cost of equity. The Company cannot predict the outcome of the appeal at this time.
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
     In late November 2007, Distribution Corporation reached a tentative settlement with the Law Bureau Prosecutory Staff of the PaPUC (the “Law Bureau”) regarding the explosion and the PaPUC’s subsequent investigation. The Law Bureau and Distribution Corporation jointly submitted the terms of the settlement to the PaPUC for approval. The PaPUC issued the Settlement Agreement for public comment with a comment period ending April 3, 2008. While no comments were filed, the Chairman of the PaPUC recommended that, pursuant to revised provisions of the Settlement Agreement, Distribution Corporation should, without admitting liability, make a $100,000 payment to an assistance fund for payment-troubled customers and make an additional $50,000 payment to fund safety-related activities. The PaPUC adopted the Chairman’s recommendation unanimously at its public meeting held on May 1, 2008, and a tentative final order was issued on May 21, 2008. Distribution Corporation accepted the proposed Settlement Agreement. No other comments were filed, and by its terms the tentative order approving the Settlement Agreement became final on June 5, 2008 without further action by the PaPUC. On June 19, 2008, Distribution Corporation fulfilled the last condition for closing the proceeding by providing notice to the Secretary of the PaPUC that the $100,000 payment to the assistance fund had been made. Distribution Corporation is working with the Staff of the PaPUC to determine how the additional $50,000 in safety-related funding will be spent.
Pipeline and Storage
     Supply Corporation currently does not have a rate case on file with the FERC. A rate settlement approved by the FERC on February 9, 2007 requires Supply Corporation to make a general rate filing to be effective December 1, 2011, and bars Supply Corporation from making a general rate filing before then, with some exceptions specified in the settlement.
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
project, final approval of sales tax exemptions and temporary partial property tax abatements. In June 2007, Empire signed a firm transportation service agreement with KeySpan Gas East Corporation, under which Empire is obligated to provide transportation service that will require construction of this project. Construction began in September 2007 and is on schedule to be completed by the planned in-service date of November 2008, although the actual in-service date will depend upon the completion of the Millennium Pipeline.
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
     The Company received, in 1998 and again in October 1999, notice that the NYDEC believes the Company is responsible for contamination discovered at a former manufactured gas plant site located in New York for which the Company had not been named as a PRP. In February 2007, the NYDEC identified the Company as a PRP for the site and issued a proposed remedial action plan. The NYDEC estimated clean-up costs under its proposed remedy to be $8.9 million if implemented. Although the Company commented to the NYDEC that the proposed remedial action plan contained a number of material errors, omissions and procedural defects, the NYDEC, in a March 2007 Record of Decision, selected the remedy it had previously proposed. In July 2007, the Company appealed the NYDEC’s Record of Decision to the New York State Supreme Court, Albany County. The Court dismissed the appeal in January 2008. The Company filed a notice of appeal in February 2008. In July 2008, the Company withdrew its appeal and agreed to the terms of an Order on Consent issued by the NYDEC. Pursuant to the order, the Company will remediate the site consistent with the remedy selected in the NYDEC’s Record of Decision. The Company will also reimburse the NYDEC in the amount of approximately $1.5 million for costs incurred in connection with the site from 1998 through May 30, 2007. The Company acknowledged that additional charges related to the site will be billed to the Company at a later date, including costs incurred by the NYDEC after May 30, 2007 and any costs incurred by the New York Department of Health. The Company has not received any estimates of such additional costs. The Company has recorded an estimated minimum liability of $10.4 million associated with this site.
     At June 30, 2008, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $13.5 million to $17.2 million. The minimum estimated liability of $13.5 million has been recorded on the Consolidated Balance Sheet at June 30, 2008, including the $10.4 million discussed above. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and deferred insurance proceeds that are currently recorded as a regulatory liability on the Consolidated Balance Sheet.
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
     In March 2008, the FASB issued SFAS 161. SFAS 161 requires entities to provide enhanced disclosures related to an entity’s derivative instruments and hedging activities in order to enable investors to better understand how derivative instruments and hedging activities impact an entity’s financial reporting. The additional disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective as of the Company’s second quarter of fiscal 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its disclosures in its notes to its consolidated financial statements.
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
1.	Changes in economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents, and downturns in economic activity including national or regional recessions;

2.	Changes in demographic patterns and weather conditions, including the occurrence of severe weather such as hurricanes;

3.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment of derivative financial instruments or the valuation of the Company’s natural gas and oil reserves;

4.	Uncertainty of oil and gas reserve estimates;

5.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves, including shortages, delays or unavailability of equipment and services required in drilling operations;

6.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

7.	Changes in the availability and/or price of derivative financial instruments;

8.	Changes in the price differentials between various types of oil;

9.	Inability to obtain new customers or retain existing ones;

10.	Significant changes in competitive factors affecting the Company;

11.	Changes in laws and regulations to which the Company is subject, including changes in tax, environmental, safety and employment laws and regulations;

12.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

13.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

14.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)
15.	The nature and projected profitability of pending and potential projects and other investments, and the ability to obtain necessary governmental approvals and permits;

16.	Occurrences affecting the Company’s ability to obtain funds from operations, from borrowings under our credit lines or other credit facilities or from issuances of other short-term notes or debt or equity securities to finance needed capital expenditures and other investments, including any downgrades in the Company’s credit ratings;

17.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

18.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

19.	Changes in the market price of timber and the impact such changes might have on the types and quantity of timber harvested by the Company;

20.	Significant changes in tax rates or policies or in rates of inflation or interest;

21.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

22.	Changes in accounting principles or the application of such principles to the Company;

23.	The cost and effects of legal and administrative claims against the Company;

24.	Changes in actuarial assumptions and the return on assets with respect to the Company’s retirement plan and post-retirement benefit plans;

25.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide post-retirement benefits; or

26.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the “Market Risk Sensitive Instruments” section in Item 2 — MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Item 4. Controls and Procedures (Concl.)
Changes in Internal Controls Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     In addition to the matters referenced above, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor to have a material adverse effect on the financial condition of the Company.
Item 1A. Risk Factors
     The risk factors in Item 1A of the Company’s 2007 Form 10-K, as amended by Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2008, have not materially changed other than as set forth below. The risk factor presented below supersedes the risk factor having the same caption in the 2007 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2007 Form 10-K and the March 31, 2008 Form 10-Q.
National Fuel may be adversely affected by economic conditions.
     Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect National Fuel’s revenues and cash flows or restrict its future growth. Economic conditions in National Fuel’s utility service territories and energy marketing territories also impact its collections of accounts receivable. Customers of National Fuel’s Utility and Energy Marketing segments may have particular trouble paying their bills during periods of declining economic activity and high commodity prices, potentially resulting in increased bad debt expense and reduced earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 1, 2008, the Company issued a total of 2,400 unregistered shares of Company common stock to the eight non-employee directors of the Company who receive compensation under the Company’s Retainer Policy for Non-Employee Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for the directors’ services during the quarter ended June 30, 2008. These transactions were exempt from registration by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Concl.)
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price	Repurchase Plans	Repurchase Plans
Period	Purchased(a)	Paid per Share	or Programs	or Programs (b)
Apr. 1 - 30, 2008	446,666	$46.99	439,722	1,332,725
May 1 - 31, 2008	32,337	$57.99	—	1,332,725
June 1 - 30, 2008	9,686	$58.43	—	1,332,725

Total	488,689	$47.94	439,722	1,332,725

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes, and (iii) shares of common stock of the Company purchased on the open market pursuant to the Company’s publicly announced share repurchase program. Shares purchased other than through a publicly announced share repurchase program totaled 6,944 in April 2008, 32,337 in May 2008 and 9,686 in June 2008 (a three month total of 48,967). Of those shares, 19,363 were purchased for the Company’s 401(k) plans and 29,604 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	On December 8, 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. Repurchases may be made from time to time in the open market or through private transactions.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Exhibit

3(ii)	By-Laws:

•	National Fuel Gas Company By-Laws as amended June 11, 2008 (incorporated herein by reference to Exhibit 3.1, Form 8-K dated June 16, 2008).

4	Instruments defining the rights of security holders:

4.1	Officer’s Certificate establishing 6.50% Notes due 2018, dated April 11, 2008

•	Amended and Restated Rights Agreement, dated as of July 11, 2008, between National Fuel Gas Company and The Bank of New York, as rights agent (incorporated herein by reference to Exhibit 4.1, Form 8-K dated July 15, 2008).

10	Material contracts:

•	Director Services Agreement, dated as of June 1, 2008, between National Fuel Gas Company and Philip C. Ackerman (incorporated herein by reference to Exhibit 99, Form 8-K dated June 16, 2008).

12	Statements regarding Computation of Ratios:

Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2008 and the Fiscal Years Ended September 30, 2004 through 2007.

Item 6. Exhibits (Concl.)

Exhibit
Number	Description of Exhibit

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended June 30, 2008 and 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY (Registrant)
/s/ R. J. Tanski
R. J. Tanski
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo
Controller and Principal Accounting Officer

Date: August 8, 2008