Form 10-K/A
period 2008-09-30
NATIONAL FUEL GAS CO
filed 2009-01-06
CIK 70145

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
     Common Stock, $1 Par Value, outstanding as of October 31, 2008: 79,124,644 shares.

For the Fiscal Year Ended September 30, 2008

     This Form 10-K/A contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008, at Item 7, MD&A, under the heading “Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction and other projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new accounting rules, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” and “may” and similar expressions.
EXPLANATORY NOTE
     The Company is filing this Amendment No. 1 on Form 10-K/A solely to include in its Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) the information required by Part III of Form 10-K. No other part of the Company’s 2008 Form 10-K is amended hereby. The information included in Item 11 of this Amendment No. 1 on Form 10-K/A under the heading “Compensation Committee Report” is furnished, not filed, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K.

PART III
Item 10 Directors, Executive Officers and Corporate Governance
DIRECTORS

Name and Year
Became a Director
of the Company	Age(1)	Principal Occupation

Nominees for Election as Directors For Three-Year Terms to Expire in 2012

R. DON CASH 2003	66	Chairman Emeritus since May 2003, and Board Director since May 1978, of Questar Corporation (Questar), an integrated natural gas company headquartered in Salt Lake City, Utah. Chairman of Questar from May 1985 to May 2003. Chief Executive Officer of Questar from May 1984 to May 2002 and President of Questar from May 1984 to February 1, 2001. Director of Zions Bancorporation since 1982 and Associated Electric and Gas Insurance Services Limited since 1993. Director of Texas Tech Foundation since November 2003 and TODCO (The Offshore Drilling Company) from May 2004 until July 2007. Former trustee, until September 2002, of the Salt Lake Organizing Committee for the Olympic Winter Games of 2002.

STEPHEN E. EWING 2007	64	Vice Chairman of DTE Energy, a Detroit-based diversified energy company involved in the development and management of energy-related businesses and services nationwide, from November 1, 2005 until December 31, 2006. Group President, Gas Division, DTE Energy from June 1, 2001 until November 1, 2005. Former president and chief operating officer of MCN Energy Group, Inc. Former president and Chief Executive Officer of Michigan Consolidated Gas Co. (MichCon), a natural gas utility. MichCon is a principal operating subsidiary of DTE Energy as a result of the 2001 merger of DTE Energy and MCN Energy Group, Inc. Chairman of the Board of Directors of the American Gas Association for 2006 and past chairman of the Midwest Gas Association and the Natural Gas Vehicle Coalition.

GEORGE L. MAZANEC 1996	72	Former Vice Chairman, from 1989 until October 1996, of PanEnergy Corporation, Houston, Texas, a diversified energy company (now part of Spectra). Advisor to the Chief Operating Officer of Duke Energy Corporation from August 1997 to 2000. Director of TEPPCO, LP from 1992 to 1997, Director of Northern Border Pipeline Company Partnership from 1993 to 1998, Director of Westcoast Energy Inc. from 1998 to 2002 and Director of the Northern Trust Bank of Texas, NA from 1998 to 2007. Director of Dynegy Inc. since May 2004 and Director of Associated Electric and Gas Insurance Services Limited since 1995. Former Chairman of the Management Committee of Maritimes & Northeast Pipeline, L.L.C. Member of the Board of Trustees of DePauw University since 1996.

(1)	As of March 12, 2009

Name and Year
Became a Director
of the Company	Age(1)	Principal Occupation

Directors Whose Terms Expire in 2010

Philip C. Ackerman 1994	65	Former Chief Executive Officer of the Company from October 2001 until February 21, 2008. Chairman of the Board effective January 3, 2002 to present. President of the Company from July 1999 until February 2006. Senior Vice President of the Company from June 1989 until July 1999 and Vice President from 1980 to June 1989. President of National Fuel Gas Distribution Corporation (2) from October 1995 until July 1999 and Executive Vice President from June 1989 to October 1995. Executive Vice President of National Fuel Gas Supply Corporation (2) from October 1994 to March 2002. President of Seneca Resources Corporation (2) from June 1989 to October 1996. President of Horizon Energy Development, Inc. (2) from September 1995 to March 2008 and certain other non-regulated subsidiaries of the Company since prior to 1992 to March 2008. Director of Associated Electric and Gas Insurance Services Limited. Mr. Ackerman is also the Chair of the Erie County Industrial Development Agency.

Craig G. Matthews 2005	66	Former President, CEO and Director of NUI Corporation, a diversified energy company acquired by AGL Resources Inc. on November 30, 2004, from February 2004 until December 2004. Vice Chairman, Chief Operating Officer and Director of KeySpan Corporation (previously Brooklyn Union Gas Co.) from March 2001 until March 2002. Director of Hess Corporation (formerly Amerada Hess Corporation) since 2002. Member and Former Chairman of the Board of Trustees, Polytechnic University. Board member of Republic Financial Corporation since May 2007.

Richard G. Reiten 2004	69	Chairman from September 2000 through February 2005 and also from May 2006 through May 2008 and Director from March 1996 to May 2008 of Northwest Natural Gas Company, a natural gas local distribution company headquartered in Portland, Oregon. Chief Executive Officer of Northwest Natural Gas Company from January 1997 until December 2002 and President from January 1996 through May 2001. Director of Associated Electric and Gas Insurance Services Limited since 1997. Director of US Bancorp since 1998, Building Materials Holding Corp. since 2001 and IDACORP Inc. since January 2004. Mr. Reiten also served in executive positions at Portland General Electric Company (President, 1992 to 1995) and Portland General Corporation (President, 1989 to 1992). Mr. Reiten also served 25 years in the wood products industry including in leadership positions at the DiGiorgio Corporation (President, Building Materials Group, 1974 to 1980) and the Nicolai Company (President and Chief Executive Officer, 1980 to 1987).

David F. Smith 2007	55	Chief Executive Officer of the Company since February 2008 and President of the Company since February 2006, Vice President from April 2005 until February 2006. President of National Fuel Gas Supply Corporation (2) from April 2005 to July 1, 2008, Senior Vice President from June 2000 until April 2005. President of National Fuel Gas Distribution Corporation (2) from July 1999 to April 2005, Senior Vice President from January 1993 until July 1999. Chairman of Seneca Resources Corporation (2) since April 2008. Also president of Empire State Pipeline (2) from April 2005 through July 2008, and president or chairman of various non-regulated subsidiaries of the Company. Board member of the Interstate Natural Gas Association of America (INGAA), the INGAA Foundation, American Gas Foundation and Chairman of the Northeast Gas Association.

(1)	As of March 12, 2009

(2)	Wholly-owned subsidiary of the Company.

Name and Year
Became a Director
of the Company	Age(1)	Principal Occupation

Directors Whose Terms Expire in 2011

Robert T. Brady 1995	68	Chairman of Moog Inc. since February 1996. Moog is a worldwide designer, manufacturer and integrator of precision control components and systems. President and Chief Executive Officer of Moog Inc. since 1988 and Board member since 1984. Director of Astronics Corporation, M&T Bank Corporation and Seneca Foods Corporation. Also, named to the UB Council in January of 2008. Chairs the regular executive sessions of non-management directors, and is the designated contact for stockholders and other interested parties to communicate with the non-management directors on the Board.

Rolland E. Kidder 2002	68	Executive Director of the Robert H. Jackson Center, Inc., in Jamestown, New York, from 2002 until 2006. Founder of Kidder Exploration, Inc., an independent Appalachian oil and gas company; Chairman and President from 1984 to 1994. Mr. Kidder is also a former Director of the Independent Oil and Gas Association of New York and the Pennsylvania Natural Gas Associates — both Appalachian-based energy associations. An elected member of the New York State Assembly from 1975 to 1982. Former Trustee of the New York Power Authority. On the Dean’s Advisory Council of the University at Buffalo School of Law from 1996 to 2001. Vice President and investment advisor for P.B. Sullivan & Co., Inc. from 1994 until 2001.

Frederic V. Salerno 2008	65	Mr. Salerno has since 2006 served as a Senior Advisor to New Mountain Capital, L.L.C. Mr. Salerno retired as Vice Chairman and CFO of Verizon, Inc. in September 2002 after more than 37 years in the telecommunications industry. Prior to the Bell Atlantic/GTE merger, which created Verizon, Mr. Salerno was Senior Vice Chairman and CFO of Bell Atlantic. Mr. Salerno joined New York Telephone in 1965. In 1983 Mr. Salerno became Vice President and in 1987, he was appointed President and CEO. Mr. Salerno serves as trustee of the Inner City Scholarship Fund and the Partnership for Quality Education. In 1990 Mr. Salerno was appointed Chairman of the Board of trustees of the State University of New York, a position he held until 1996. Mr. Salerno currently is a director of Akamai Technologies, Inc., Intercontinental Exchange, Inc., Popular, Inc., Viacom, Inc., and CBS Corp.

(1)	As of March 12, 2009.
EXECUTIVE OFFICERS
     Information concerning the Company’s executive officers can be found in Part I, Item 1 of the Company’s Form 10-K for the fiscal year ended September 30, 2008, filed November 26, 2008.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Directors, officers and greater-than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of information furnished to the Company, reports filed through the Company and/or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were complied with during fiscal 2008, except as described below.
          A single Section 16(a) report (a Form 4) was filed late on November 13, 2008 by Director Stephen E. Ewing with regard to a single transaction that occurred on September 19, 2008 in which Mr. Ewing purchased 500 shares of Company stock on the open market through his brokerage account. That Form 4 was filed late due to an inadvertent lapse in communications among Mr. Ewing, his broker and the Company personnel who file Form 4s for the Company’s directors and executive officers. That Form 4 also amended a Form 4 filed October 2, 2008, in order to correct the cumulative total of his Company stock owned so as to include his September purchase.
CODE OF ETHICS
     The Company has adopted a code of ethics that applies to the Company’s directors, principal executive officer, principal financial officer, controller, other officers and employees that is designed to deter wrongdoing and to promote honest and ethical conduct. The text of the code of ethics is available on the Company’s website at www.nationalfuelgas.com. Upon request, the Company will provide to any person without charge a copy of the code of ethics. Requests must be made to the Secretary at the principal offices of the Company.
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
AUDIT COMMITTEE
     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The members of the Audit Committee are R. Don Cash, Stephen E. Ewing, Rolland E. Kidder, Craig G. Matthews (Chair) and George L. Mazanec. The Company’s Board of Directors has determined that the Company has at least two audit committee financial experts (as defined by SEC regulations) serving on its Audit Committee, namely Messrs. Matthews and Mazanec, both of whom are independent directors.
Item 11 Executive Compensation
Compensation Committee Report
     The Compensation Committee of the Board of Directors (the “Committee”) has reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
COMPENSATION COMMITTEE
G. L. Mazanec, Chairman
R. T. Brady
R. D. Cash
S. E. Ewing
R. G. Reiten
F. V. Salerno
Compensation Discussion and Analysis
OBJECTIVES
The Company’s executive compensation program is designed to:
•	Attract, motivate, reward and retain the management talent required to achieve Company objectives and contribute to its long-term success. Retention is encouraged by making a portion of the compensation package in the form of awards that either increase in value, or only have value, if the executive officer remains with the Company for specified periods of time.

•	Focus management efforts on both short-term and long-term drivers of stockholder value.

•	Tie a significant portion of executive compensation to Company long-term stock-price performance and thus stockholder returns by making a part of each executive officer’s potential compensation depend on the market price of the Company’s Common Stock.
Role of the Compensation Committee
     The Compensation Committee sets the base salaries and bonuses of the Company’s executive officers. It also exercises authority delegated to it by the stockholders or the Board with respect to compensation plans. Plans under which stockholders have delegated authority to the Committee include the National Fuel Gas Company 1997 Award and Option Plan, as amended (the “1997 Award and

Option Plan”), and the 2007 Annual At Risk Compensation Incentive Plan (the “At Risk Plan”). In addition, the Committee makes recommendations to the Board with respect to the development of incentive compensation plans and equity-based plans and administers the National Fuel Gas Company Performance Incentive Program (the “Performance Incentive Program”) and, effective for fiscal 2009, the Executive Annual Cash Incentive Program. (the “Cash Incentive Program”). The Committee is also responsible for recommending to the Board changes in compensation for non-employee directors. The Committee is comprised of the six directors named above, all of whom have been determined by the Board to be independent. No member of the Committee is permitted to receive any award under any plan administered by the Committee.
Compensation Consultant
     The Committee retains The Hay Group (“Hay”), an independent compensation consulting firm, to assist it in evaluating and setting officer compensation in all subsidiaries. The Company has utilized Hay and the Hay system, since the early 1980s, with respect to compensation management in its regulated companies. The Committee believes that Hay’s base of information from multiple parent organizations and business units provides a reliable source of compensation information.
     Each year, Hay compares Company compensation practices to energy industry and general industry market practices based on Hay’s proprietary databases. In addition, Hay makes an annual recommendation on incentive compensation target amounts for both a short-term incentive (cash bonuses as discussed below) and long-term incentive (stock appreciation rights, restricted stock and the Performance Incentive Program target awards also discussed below). The Committee utilizes these recommendations in exercising its business judgment as to compensation matters.
     In 2007, Hay also provided a proxy analysis for the top three officers (Messrs. Ackerman, Smith and Tanski) based on 2007 proxy data for the Company and energy companies in a comparable group. Based on that proxy data, the companies in the fifteen-member peer group range in size from $7.2 billion in revenues to $136 million in revenues. The median size of the peer group is $2.8 billion in revenues. The peer group is:
AGL Resources Inc.
Atmos Energy Corporation
Energen Corporation
Energy East Corporation
EnergySouth Inc.
Equitable Resources Inc.
Keyspan Corporation
MDU Resources Group Inc.
New Jersey Resources Corporation
Northwest Natural Gas Company
Peoples Energy Corporation
Questar Corporation
Southern Union Company
Southwest Gas Corporation
UGI Corporation
     These companies were selected as members of the peer group because each participates in one or more of the business segments in which the Company participates. The Committee reviews the members of the peer group from time to time, and makes adjustments, as it believes warranted. In 2007, the Committee revised the group to delete Devon Energy and to add the following companies:
EnergySouth Inc.
MDU Resources Group Inc.
Northwest Natural Gas Company
UGI Corporation
Southwest Gas Corporation
Southern Union Company
     The Committee revised the peer group to more closely align the median revenue size of the group to that of the Company.
     In 2008, the Committee also retained Hewitt Consulting (“Hewitt”) to assist in evaluating and setting compensation at Seneca Resources Corporation, its exploration and production subsidiary, including that of Mr. Cabell. The Committee selected Hewitt for this purpose due to that entity’s expertise in the exploration and production industry. The Hewitt proxy analysis was based on proxy data from twenty one (21) exploration and production companies chosen based on certain measures, such as revenues, assets and standardized measures. The companies range in size from $2.2 billion to $157 million in E&P revenues, (with a median of $798 million), from $8.7 billion to $660 million in E&P asset size (with a median of $2.4 billion) and from $6.8 billion to $447 million in standardized measure (with a median of $2.6 billion). The peer group is:
Berry Petroleum
Cabot Oil & Gas Corporation
Carrizo Oil & Gas, Inc.
Continental Resources Inc.
El Paso Corporation
Energen Corporation
Equitable Resources, Inc.
Kinder Morgan Oil & Gas
Mariner Energy, Inc.
Penn Virginia Corporation
Petroleum Development Corporation
Petroquest Energy, Inc.
Questar Corporation
Quicksilver Resources, Inc.
Range Resources Corporation
Southwestern Energy Company
St. Mary Land & Exploration Company
Swift Energy
Ultra Petroleum Corporation
Whiting Petroleum Corporation
Williams Companies, Inc.
TOTAL COMPENSATION
Total compensation for executive officers is comprised of the following components:
•	Base salary;

•	Annual cash incentive compensation;

•	Long term cash incentive compensation;

•	Equity compensation — Restricted stock and/or grants of stock-settled stock appreciation rights; and

•	Employee benefits, including retirement, health and welfare benefits.
The cash and equity components of total compensation are determined by the Committee, based on its business judgment, utilizing the Hay and Hewitt data and recommendations, as the Committee deems appropriate. The employee benefits for executive officers employed prior to 2004 are a reflection of the Company’s historic practice of providing benefits that are commensurate with those in the regulated energy industry. Mr. Cabell was hired in December 2006, and the Committee reviews his compensation and benefits based on the advice of Hewitt and practices of other non-regulated exploration and production companies.
Base Salary
We pay salaries to our employees to provide them with a predictable base compensation for their day-to-day job performance. The Committee reviews base salaries at calendar year-end for the Company’s executive officers and adjusts them, if it deems appropriate, upon consideration of the recommendations of its outside compensation consultants and the Chief Executive Officer. In addition, base salary may be adjusted during the calendar year when changes in responsibility occur.
In establishing the base salary amount, the Committee generally targets a range of the 50th percentile to the 75th percentile of the survey data provided by Hay for Messrs. Ackerman, Smith, Tanski, Pustulka and Mrs. Cellino. With respect to Mr. Cabell, for calendar year 2008, information provided by Korn Ferry, as described below, was used to adjust his base salary. The Committee believes this percentile range sets an appropriate market-competitiveness standard. The Committee also considers an individual’s specific responsibilities, experience (including time in position), and effectiveness and makes adjustments based thereon.
     For calendar year 2008, the Committee maintained Mr. Ackerman’s base salary at the same level as in 2007. For Mr. Smith, for the reasons stated above and to reflect Mr. Smith’s expected rise to the CEO position, the Committee increased Mr. Smith’s base salary for calendar year 2008. The Committee also increased Mr. Tanski’s base salary for calendar year 2008 (to an amount that was slightly below the market median for general industry) to reflect his dual role of chief financial officer and president of a major subsidiary.
     With regard to Mr. Cabell, the Committee reviewed information from Korn Ferry, a respected executive search firm with expertise in the energy industry, in general, and in exploration and production, in particular, who worked with the Company to recruit Mr. Cabell. Korn Ferry provided compensation data showing base salary and short-term incentive compensation for individuals with similar positions at exploration and production companies with operations in Houston. The Committee also considered Mr. Cabell’s responsibilities, experience and effectiveness in the past year, including with respect to the sale of the Canadian assets, in determining to increase Mr. Cabell’s base salary for calendar 2008 to an amount that approximates the 75th percentile.
     For executive officers below the level of these top four individuals, including Mrs. Cellino and Mr. Pustulka, Mr. Ackerman and Mr. Smith made recommendations for annual base salary increases, which were accepted by the Committee. In making such recommendations, Mr. Ackerman and Mr. Smith referenced the compensation consultant’s proposal on the appropriate target amount at the 50th and 75th percentiles for the coming year and made recommendations based on their opinion, and the advice of Mr. Tanski, on an individual’s specific responsibilities, experience and effectiveness over the past year. For these reasons, Mrs. Cellino and Mr. Pustulka received base salary increases for calendar 2008 which placed them between the 50th percentile and 75th percentile target amounts provided by Hay.
     The fiscal 2008 base salaries of the named executive officers are shown on the Summary Compensation Table under “Base Salary” column within this proxy statement.
Annual Cash Incentive
     We pay an additional annual cash incentive to our executives to motivate their performance over a short-term (which we generally consider to be no longer than two years). For fiscal 2008, for Messrs. Ackerman, Smith, Tanski and Cabell, this incentive was paid under the At Risk Plan. Effective for fiscal 2009, the Board of Directors adopted a new program that sets forth the parameters for awarding an annual cash incentive to those executives who do not receive an award under the At Risk Plan. This program is administered by the CEO. Target incentive opportunities, which are a percentage of base salary, are established by the CEO and approved by the Committee for executive officers. Payouts are in cash. The CEO establishes performance conditions for each participant, which are subject to the Committee’s approval for designated executive officers. At least 75% of the target incentive is dependent on objective performance criteria, and no more than 25% may be discretionary.
Target Award Levels
     In setting target award levels for the annual cash incentive for 2008, the Committee exercised its business judgment and, upon consideration of the recommendations of Hay, set target awards as follows:

Target
Executive	(As a Percentage of Base Salary)
Mr. Ackerman	100%
Mr. Smith	100%
Mr. Tanski	75%
Mr. Cabell	65%
     In each case, the maximum possible award was two times the target amount. Hay’s recommendations were based on current and emerging trends in both energy and general industries.
Performance Goals

     The following are the general categories of performance goals and the purpose of such goals. The precise performance goals differ for each executive.

Goal	Purpose
Consolidated earnings per share	To focus executives’ attention on the profitability of the Company as a whole

Reserves and lifting costs in the exploration and production segment	To focus the attention of certain executives on this segment of our business

Safety	To underscore the Company’s commitment to safety, which is particularly important given the nature of the field operations in the utility and pipeline and storage segments

Long-term strategy	To focus the executives’ attention on areas the Committee believes are important, including succession and business planning

Investor relations	To further the Company’s message regarding strategic value with the investment community

Customer service in the utility segment	To focus the attention of certain executives on this segment of our business
For fiscal 2008, At Risk Plan goals for Mr. Ackerman were based on the following:

	Weight	Target Performance Level
Consolidated earnings per share	100%	$2.70 up to but not including $2.75 diluted earnings per share
In fiscal 2008, Mr. Ackerman was awarded a bonus of 200.0% of his target amount for his performance on the goals set under the At Risk Plan. Pursuant to the terms of the At Risk Plan, Mr. Ackerman received a pro-rated portion of the bonus payment he otherwise would have received given his retirement prior to the end of the fiscal year.
For fiscal 2008, At Risk Plan goals for Mr. Smith were based on the following:

	Weight	Target Performance Level
Consolidated earnings per share. In determining final performance level, the results of this goal are averaged with the prior year results on the same goal	60%	$2.70 up to but not including $2.75 diluted earnings per share

Long-term strategy	10%	Review a succession plan for executive officers and establish a formal short-term incentive plan for the executive officers

Reserve replacement	10%	Replace 90% of fiscal 2008 production

Production volume	10%	41 Billion cubic feet equivalent

Safety, measured by the number of OSHA recordable injuries in the utility and pipeline and storage segments	5%	6.49 OSHA recordable injuries in these subsidiaries

	Weight	Target Performance Level
Investor relations, measured by one-on-one meetings	5%	Meetings with 35 different analysts or money managers
     In fiscal 2008, Mr. Smith was awarded a bonus of 180.1% of his target amount for his performance on the goals set under the At Risk Plan.
     For fiscal 2008, At Risk Plan goals for Mr. Tanski were based on the following:

	Weight	Target Performance Level
Consolidated earnings per share. In determining final performance level, the results of this goal are averaged with the prior year results on the same goal	50%	$2.70 up to but not including $2.75 diluted earnings per share

Regulated companies earnings per share. In determining final performance level, the results of this goal are averaged with the prior year results on the same goal	10%	$1.23 up to but not including $1.28 diluted earnings per share

Long-term strategy	10%	Present a plan to rationalize corporate capital structure in light of regulatory policies

Safety, measured by the number of OSHA recordable injuries in the utility and pipeline and storage segments	10%	6.49 OSHA recordable injuries these subsidiaries

Customer service, measured by the utility segment’s service quality performance standards in New York	10%	63 penalty units assessed based on customer service satisfaction measures

Investor relations, measured by the number of road shows	5%	Road shows to 16 different cities/SMSA’s

Investor relations, measured by the number of one-on-one meetings	5%	Meetings with 70 different analysts or money managers
     In fiscal 2008, Mr. Tanski was awarded a bonus of 190.0% of his target amount for his performance on the goals set under the At Risk Plan.
     For fiscal 2008, At Risk Plan goals for Mr. Cabell were based on the following:

	Weight	Target Performance Level
Production volume	20%	41 Billion cubic feet equivalent

Total reserve replacement for Seneca	15%	Replace 90% of fiscal 2008 production

Appalachian reserve replacement	15%	Replace 300% of fiscal 2008 Appalachian production

Finding and development costs	20%	$4.00 per million cubic feet equivalent

Lease operating expense plus general and administrative expense, per Mcfe	15%	$1.64 per million cubic feet equivalent

Seneca’s return on average capital, before other comprehensive income	15%	16%
     In fiscal 2008, Mr. Cabell was awarded a bonus of 117.0% of his target amount for his performance on the goals noted above.
     For executive officers below the level of these top four individuals, including Mrs. Cellino, and Mr. Pustulka. Mr. Smith made recommendations for fiscal 2008 bonuses, which were accepted by the Committee. In making such recommendations, Mr. Smith referenced Hay’s proposed structure on the median and 75% percentile level for the Energy Industry and General Industry, but made adjustments based on his opinion and the advice of Mr. Tanski on individual performance over the past year. Mr. Smith recommended that Mrs. Cellino receive a fiscal 2008 bonus because of her attention to customer service and oversight of budget and cost control at the Company’s utility subsidiary and her performance of her duties as Corporate Secretary, and that Mr. Pustulka receive a fiscal 2008 bonus because of his management of gas transportation and storage in the Company’s pipeline segment and his attention to pipeline integrity.
     The fiscal 2008 annual cash incentives of Messrs. Ackerman, Smith, Tanski and Cabell are shown on the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. The fiscal 2008 annual cash incentives for Mrs. Cellino and Mr. Pustulka are shown in the “Bonus” column of this table.
Equity Compensation and Long Term Incentive Compensation
     Stock options, restricted stock, stock appreciation rights and the Performance Incentive Program represent the longer-term incentive and retention component of the executive compensation package. Such awards are intended to focus attention on managing the Company from a long-term investor’s perspective. In addition, we wish to encourage officers and other managers to have a significant, personal investment in the Company through stock ownership. Awards of stock options, stock-settled stock appreciation rights (“SARs”) and/or restricted stock are used to attract and retain key management employees, when necessary or advisable. The Company typically makes equity awards on an annual basis. The Committee has not recently granted equity awards at a specific quarterly meeting because of its ongoing consideration of the appropriate option practice, including setting of performance criteria.
     In exercising its business judgment regarding long-term incentive compensation, the Committee generally refers to Hay’s guidelines on the level of such compensation, but makes adjustments based on its discussion with the Chief Executive Officer as to what’s appropriate on an individual basis given the Company’s future plans and needs. The consultant, in setting those guidelines, attempts to balance general industry and energy industry practice.
     Fiscal 2008 SAR grants and other long-term incentives are set forth in the Grants of Plan-Based Awards in Fiscal 2008 table within this proxy statement.
Stock Appreciation Rights, Stock Options and Restricted Stock
     Awards of stock-settled SARs, stock options and restricted stock are made by the Committee under the 1997 Award and Option Plan (“Option Plan”). The exercise price for all options and stock-settled SARs is the average of the high and low market price (FMV) of the Company’s Common Stock on the date of the grant. This method of determining the FMV appears in all of the Company’s stock option Plans since 1983 and has been approved by the stockholders. In 2008, the Committee awarded performance-based stock-settled SARs rather than options, as they are less dilutive to stockholder equity. The Committee anticipates that it will continue this practice in the future. The SARs granted to the named executive officers in fiscal 2008 are set out in the “Grants of Plan-Based Awards in Fiscal 2008” table within this proxy statement. As stated above, the number granted was derived from Hay’s guidelines. No equity award was made to Mr. Ackerman due to his possible retirement.
     On December 5, 2007, the Committee also awarded Mr. Cabell 25,000 shares of restricted stock in recognition of his excellent performance in the sale of the Canadian assets and to act as a retention tool. This award vests annually in increments of 5,000 shares, beginning four years after the grant date.
Performance Incentive Program
     The Performance Incentive Program is the Company’s cash-based, long-term incentive program. This program was adopted to complement the equity-based programs, under which future awards have been limited due to their dilutive nature.
     Under the Performance Incentive Program, the Compensation Committee may establish a performance condition for a performance period of at least one year. The default performance condition is the Company’s total return on capital as compared to the same metric for peer companies in the Natural Gas Distribution and Integrated Natural Gas Companies group as calculated and reported in the Monthly Utility Reports (each, a “Monthly Utility Report”) of AUS, Inc., a leading industry consultant (“AUS”). A cash bonus may be paid following the end of the performance period based on the level of performance. The natural gas distribution and integrated natural gas companies reported in the December, 2008 Monthly Utility Report are:
AGL Resources Inc.
Atmos Energy Corporation
Chesapeake Utilities Corporation
Delta Natural Gas Company

El Paso Corporation
Energen Corporation
Energy West Incorporated
Equitable Resources, Inc.
Laclede Group, Inc.
National Fuel Gas Company
New Jersey Resources Corp.
NICOR Inc.
Northwest Natural Gas Co.
ONEOK, Inc.
Piedmont Natural Gas Co., Inc.
Questar Corporation
RGC Resources, Inc.
South Jersey Industries, Inc.
Southern Union Company
Southwest Gas Corporation
Southwestern Energy Company
UGI Corporation
WGL Holdings, Inc.
Williams Companies, Inc.
     In fiscal 2006, the Compensation Committee chose the Company’s total return on capital as the performance metric for the three-year performance period of October 1, 2005 to September 30, 2008. The Committee selected this financial metric because it reflects how profitably management is able to allocate capital to its operations and also because it provides a performance metric of relevance to all participants, regardless of the business segment(s) for which they provide services. Based on the level of performance at the end of each of the three-year performance periods, payment can range from 0% to 200% of the target incentives. Target performance is achieved if the Company ranks in the 60th percentile of the peer group. Ranking is determined by calculating the average return on capital for the three-year period for each company and sorting the companies from highest to lowest. For this performance period, the Committee approved the following target incentives for the current named executive officers:

Mr. Ackerman	$650,000
Mr. Smith	375,000
Mr. Tanski	250,000
Mrs. Cellino	85,000
Mr. Pustulka	85,000
     Because the Monthly Utility Report with the necessary data for fiscal 2008 will not be available until January or February of 2009, the actual award amounts earned for the performance period of October 1, 2005 through September 30, 2008 are unknown. The amounts shown in the Summary Compensation Table, under column (h), footnote (6) within this proxy statement were accrued by the Company in fiscal 2008 as estimates of the amount which will be calculated and paid, in the second quarter of fiscal 2009.
     In fiscal 2007 and fiscal 2008 the Committee again chose the Company’s total return on capital as the performance metric. The performance period selected in fiscal 2007 was the three-year period of October 1, 2006 through September 30, 2009, and the target incentive for the current named executive officers was selected as follows:

Mr. Ackerman	$774,000
Mr. Smith	385,000
Mr. Tanski	308,750
Mr. Cabell	276,250
Mrs. Cellino	100,000
Mr. Pustulka	100,000
     The performance period selected in fiscal 2008 was the three-year period of October 1, 2007 through September 30, 2010, and the target incentive for the current named executive officers was selected as follows:

Mr. Ackerman	$1,548,000
Mr. Smith	585,000
Mr. Tanski	350,000
Mr. Cabell	225,000

Mrs. Cellino	100,000
Mr. Pustulka	100,000
     The target thresholds for these two performance periods are the same as noted above.
     The fiscal 2008 target incentives selected were derived from Hay’s guidelines, except that the Committee determined that Mr. Ackerman’s long term compensation should be awarded solely under the Performance Incentive Program, rather than a combination of equity and cash due to his possible retirement. Therefore, Mr. Ackerman’s target incentive was doubled, but he received no SAR award. The Committee believes that equity awards are more appropriate for individuals who will continue in the employ of the Company due to an equity award’s retention value and its effectiveness in the alignment of employee and stockholders long-term interests.
EMPLOYEE BENEFITS
Retirement Benefits
     The Company maintains a qualified defined contribution retirement plan (401(k)), a qualified defined benefit retirement plan, a non-qualified executive retirement plan and a non-qualified tophat plan in order to attract and retain high caliber employees in high-level management positions, and, in the case of the non-qualified plans, to restore retirement benefits lost to employees under the qualified retirement plans as a result of the effect of the Internal Revenue Code limits and the qualified plans’ limits on compensation considered and benefits provided under such qualified plans.
     Messrs. Ackerman, Smith, Tanski, Pustulka and Mrs. Cellino are eligible to participate in both of the non-qualified plans. Mr. Cabell is eligible to participate in the non-qualified tophat plan. These benefits are described in more detail in the section entitled “Pension Benefits Table” within this proxy statement.
     Mr. Smith has a Retirement Benefit Agreement, approved by the Board and entered into in September of 2003, that provides additional retirement benefits if Mr. Smith’s employment is terminated by the Company without cause or by Mr. Smith with good reason, prior to March 1, 2011. If eligible for the enhanced benefit, Mr. Smith’s retirement benefit would be calculated as though he were 57 1/2 years old for purposes of determining the applicable early retirement penalty, but without giving Mr. Smith credit for additional years of service. The Committee recommended this agreement as a reflection of Mr. Smith’s achieving a high level position at a relatively early age, such that his retirement benefits could be severely reduced in the event of termination without cause. The Committee also viewed this agreement as a retention tool and a means to direct Mr. Smith’s attention to his duties of acting in the best interests of the stockholders. This benefit is described in more detail in the section entitled “Pension Benefit Table” within this proxy statement.
Executive Life Insurance
     In 2004, the Committee authorized an insurance program known as the “ExecutiveLife Insurance Plan.” Under this plan, upon specific direction of the Company’s Chief Executive Officer, when an executive officer reaches age 50, the Company would pay the cost of a life insurance policy or policies, to be owned by the executive officer, in an amount up to $15,000 per year. The payment is taxable income to the executive officer and ceases when the executive officer’s employment ceases. The Committee authorized this plan as a replacement for its prior practice of providing split dollar life insurance agreements to designated executive officers. The Committee replaced the split dollar arrangement with the current plan because it wanted to continue to provide an appropriate level of death benefit, but was prohibited by the Sarbanes Oxley Act from making premium payments on certain split dollar policies due to their nature as loans.
     Life insurance for Messrs. Ackerman and Smith is currently maintained under split dollar arrangements, into which the Company makes no premium payments. Mr. Tanski, Mrs. Cellino and Mr. Pustulka are covered by the ExecutiveLife Insurance Plan. Mr. Cabell is a participant in the Company’s group life insurance plan.
EXECUTIVE PERQUISITES
     The Company offers a limited number of perquisites to our executive officers. The basis for offering these perquisites is to enhance the Company’s ability to attract and retain highly qualified persons and also to assist the officer in conducting business on behalf of the Company. For certain items, the perquisite is incidental to other business-related use. For example, the Company shares a stadium suite with another local utility company for the local professional football team and an arena suite with a local law firm for the local professional hockey team. The Company also has season tickets for seats outside the suites. The Company made these investments as a result of specific drives by the Buffalo, New York business community to support the retention of these professional athletic teams in the Buffalo area. These suites are primarily used for Company business. On the occasions when the suites are not used for Company business, the executive officers as well as other employees are permitted personal use.
     In fiscal 2008, the Compensation Committee directed the elimination of company-provided cars for most officers, effective October 1, 2008. Exceptions were allowed at the CEO’s discretion to require use of a company vehicle by officers with field operations responsibility. Officers whose vehicles were eliminated were provided a one-time adjustment to base salary as of October 1, 2008.
     The Company also offers executive officers tax preparation advice, in part to assure the Company that its officers are properly reporting compensation. The Company also pays the costs of spouses accompanying named executive officers to certain of the Board of Directors meetings and functions. In addition, the Company covered Mr. Ackerman’s annual dues in a private country club and a local business club until his retirement.
CHANGE IN CONTROL ARRANGEMENTS
     If an executive officer’s employment is terminated without cause within a specific time following a change in control of the Company, many of the components of total compensation described above become immediately vested or paid out in a lump sum. These items are described in more detail and calculations as of September 30, 2008, are set forth in the section entitled “Potential Payments Upon Termination or Change in Control” within this proxy statement.
     In December of 1998, upon recommendation by the Committee, the Company adopted an amended and restated change in control agreement, known as the “Employment Continuation and Noncompetition Agreement” (“ECNA”). Each of the named executive officers is a party to an ECNA. In September of 2007, and again in September of 2008, the ECNA was amended and restated to be in compliance with Internal Revenue Code Section 409A and the final regulations promulgated thereunder. No enhancement to the benefit provided under the agreement was added either time.
     The Company and the Committee believe that these agreements are required for the attraction and retention of the executive talent needed to achieve corporate objectives and to assure that executive officers direct their attention to their duties, acting in the best interests of the stockholders, notwithstanding the potential for loss of employment in connection with a change in control.
     The agreement contains a “double-trigger” provision that provides payment only if employment terminates within three years following a change in control, as defined in the agreement, either by the Company other than for cause or by the executive officer for good reason. The Committee believes this structure strikes a balance between the incentive and the executive attraction and retention efforts described above, without providing change in control benefits to executive officers who continue to enjoy employment with the Company in the event of a change in control transaction.
     The payment is generally calculated by multiplying 1.99 by the sum of the executive officer’s current base salary plus the average of the annual cash bonus for the previous two fiscal years. The 1.99 multiplier is reduced on a pro-rata basis if termination occurs between age 62 and 65. There is no gross-up for taxes. If payment is triggered, certain health benefits are continued for the earlier of 18 months following termination or until age 65.
     The ECNA contains a restrictive covenant whereby the executive officer may, upon termination following a change in control, choose to refrain from being employed by or otherwise serving as an agent, consultant, partner or major stockholder of a business engaged in activity that is competitive with that of the Company or its subsidiaries. If he so chooses to be bound by this restrictive covenant, an additional payment is made in the amount of one times the sum of current base salary plus the average of the annual cash bonus for the previous two fiscal years. The Committee and the Company believe this is an appropriate payment in exchange for the non-compete covenant agreed to by the executive officer.
OWNERSHIP GUIDELINES
     In fiscal 2002, in an effort to emphasize the importance of stock ownership and after consultation with the Compensation Committee, Company Common Stock ownership guidelines were established for officers. These guidelines range from one times base salary for junior officers to four times base salary at the Chief Executive Officer level. Other employees receiving options and SARs are encouraged to retain their Common Stock for long-term investment. We believe that employees who are stockholders perform their jobs in a manner that considers the long-term interests of the stockholders.
TAX CONSIDERATIONS
     Section 162(m) of the Internal Revenue Code prohibits the Company from deducting compensation paid in excess of $1 million per year to any executive officer listed in the Compensation Summary Table unless such compensation qualifies as “performance-based compensation” within the meaning of Section 162(m). The Committee generally intends that compensation paid to its managers, including its executive officers, should not fail to be deductible for federal income tax purposes by reason of Section 162(m). For this reason, compensation paid under the At Risk Plan is designed to qualify as performance-based compensation under Section 162(m). The Committee may elect to award compensation, especially to a Chief Executive Officer, that is not fully deductible, if the Committee determines that such award is consistent with its philosophy and is in the best interests of the company and its stockholders.
Summary Compensation Table
     The following table sets forth a summary of the compensation paid to or earned by each person who served as the Chief Executive Officer, the Principal Financial Officer and each of the three other most highly compensated executive officers (the “named executive officers”) of the Company in fiscal 2008. The compensation reflected for each officer was for the officer’s services provided in all capacities to the Company and its subsidiaries.

							(6)
							Change in
						(5)	Pension Value
				(3)	(4)	Non-Equity	and Nonqualified	(7)
		(1)	(2)	Stock	Option	Incentive Plan	Deferred	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name and Principal	Year	($)	($)	($)	($)	($)	Earnings($)	($)	($)
Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Philip C. Ackerman	2008	573,333	N/A	3,513	0	2,229,567	213,330	127,055	3,146,798
Chief Executive Officer of the Company through 2/20/08. Retired effective 6/1/08

Philip C. Ackerman	2007	851,250	N/A	64,750	798,644	1,634,391	1,340,042	148,785	4,837,862
Chief Executive Officer of the Company

David F. Smith	2008	625,000	N/A	0	308,106	1,750,375	431,116	116,467	3,231,064
President and Chief Executive Officer of the Company

David F. Smith	2007	543,750	N/A	0	580,133	686,464	531,864	49,031	2,391,242
President and Chief Operating Officer of the Company and President of National Fuel Gas Supply Corporation

Ronald J. Tanski	2008	512,500	N/A	0	206,497	1,146,813	656,006	91,100	2,612,916
Treasurer and Principal Financial Officer of the Company and President of National Fuel Gas Supply Corporation

Ronald J. Tanski	2007	456,250	N/A	0	413,798	581,874	486,590	60,167	1,998,679
Treasurer and Principal Financial Officer of the Company and President of National Fuel Gas Distribution Corporation

Matthew D. Cabell	2008	443,750	0	373,183	325,346	337,472	0	69,140	1,548,891
President of Seneca Resources Corporation

Matthew D. Cabell	2007	343,269	150,000	159,395	196,072	265,338	0	18,543	1,132,617
President of Seneca Resources Corporation

Anna Marie Cellino	2008	289,875	250,000	0	60,636	141,610	160,435	47,937	950,493
President National Fuel Gas Distribution Corporation

John R. Pustulka	2008	289,875	140,500	0	60,636	141,610	212,629	43,105	888,355
Senior Vice President of National Fuel Gas Supply Corporation

(1)	The amounts in column (c) reflect base salary paid during each respective fiscal year. For fiscal 2007, Mr. Cabell’s salary reflects a partial year, as he was hired on December 11, 2006.

(2)	For Mrs. Cellino and Mr. Pustulka, the amount in column (d) represents a cash bonus earned in the fiscal year and paid in December 2008. For Mr. Cabell, for 2007 this amount represents a sign-on bonus as part of his employment package.

(3)	Column (e) represents the dollar amount recognized in fiscal 2008 and 2007 for financial statement reporting purposes with respect to Restricted Stock awarded to Mr. Cabell during fiscal years 2008 and 2007 and to Mr. Ackerman in prior years. Restricted stock is subject to restrictions on vesting and transferability. The fair market value of restricted stock on the date of the award, calculated as the average of the high and low market price of Company stock on the date of award, is recorded as compensation expense over the vesting period. SFAS 123R requires such awards to be valued at fair value.

(4)	Column (f) represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of the stock options (including SARs) granted to each of the named executive officers. The expense associated with all options granted in fiscal 2008 and fiscal 2007 (including the SARs granted in fiscal 2008), as well as those issued in prior years, has been recorded in accordance with SFAS 123R. For information on the valuation assumptions with respect to option grants (including SARs) refer to Note A under the heading “Stock-Based Compensation” in the Company’s financial statements in Form 10-K for the fiscal year ended September 30, 2008.

(5)	With respect to fiscal year 2007 the estimated amount that was in the fiscal 2007 proxy has been updated for actual payments made in February 2008 and filed in the 8-K on February 26, 2008. For Messrs. Ackerman, Smith and Tanski, column (g) reflects both a Performance Incentive Program payment made February 29, 2008 ($874,650 for Mr. Ackerman, $324,870 for Mr. Smith and $99,960 for Mr. Tanski) and the actual At Risk Program payment made in December 2007 ($759,741 for Mr. Ackerman, $361,594 for Mr. Smith and $481,914 for Mr. Tanski.) For Mr. Cabell, this amount represents his bonus paid in December 2007 for performance in fiscal 2007 based on his short-term incentive goals. Please refer to the Compensation Discussion and Analysis for additional information about these programs, including information regarding the performance conditions applicable to the awards.

For fiscal year 2008, Messrs. Ackerman, Smith and Tanski column (g) reflects both an estimated Performance Incentive Program payment expected to be paid by March 15, 2009 ($1,082,900 for Ackerman, $624,750 for Mr. Smith and $416,500 for Mr. Tanski) and the actual At Risk Program payment made in December 2008 ($1,146,667 for Mr. Ackerman, $1,125,625 for Mr. Smith and $730,313 for Mr. Tanski). For Mr. Cabell this amount represents the actual At Risk Program payment made in December 2008. For Mrs. Cellino and Mr. Pustulka, in fiscal 2008, column (g) represents the estimated Performance Incentive payment expected to be paid by March 15, 2009.

For the three year performance period ended September 30, 2008, the Company estimates that its performance relative to its peer group will result in a payout of approximately 166.6% of the “Target Incentive Opportunity” set for each of the participants in the Performance Incentive Program. This estimate (166.6%) is subject to change based on the final AUS report for the performance period ended September 30, 2008.

(6)	Column (h) represents the actuarial increase in the present value of the named executive officer’s benefits under all pension plans maintained by the Company determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. These amounts may include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested as of September 30, 2008 and 2007, respectively. Also, the amounts include above market earnings under the Deferred Compensation Plan for Mr. Ackerman ($33,139 for fiscal 2007 and $32,017 for fiscal 2008), Mrs. Cellino ($1,003 for fiscal 2008), and Mr. Pustulka ($468 for fiscal 2008). See the narrative, tables and notes to the Pension Plan and the Nonqualified Deferred Compensation Plan within this proxy statement.

(7)	All Other Compensation Table
     The following table describes each component of the All Other Compensation column in the Summary Compensation Table for fiscal year 2008.

					Anna
	Philip C.	David F.	Ronald J.	Matthew D.	Marie	John R.
Description	Ackerman	Smith	Tanski	Cabell	Cellino	Pustulka
Defined Contribution Company Match 401(k))(a)	$9,100	$13,700	$13,700	$6,954	$13,700	$13,700
401(k) Tophat(b)	94,100	90,838	60,619	6,400	18,630	12,060
RSA Tophat(c)	0	0	0	3,267	0	0
Employee Stock Ownership Plan (ESOP) Supplemental Payment(d)	5,211	931	1,646	0	529	2,267
Executive Officer Life Insurance(e)	0	0	15,000	1,584	15,000	15,000
Travel Accident Insurance(f)	51	77	135	135	78	78
Dividends paid on Restricted Stock(g)	1,687	0	0	50,800	0	0
Perquisites(h)	16,906	10,921	N/A	N/A	N/A	N/A

Total	$127,055	$116,467	$91,100	$69,140	$47,937	$43,105

a)	Represents the Company matching contributions within the 401(k) plan.

b)	Each officer, except for Mr. Cabell, has over 20 years of service and receives a 6% match within the 401-K plan on the lesser of a) their base salary or b) the IRS annual salary limit for fiscal 2008. Each of these officers is prohibited from receiving the full 401(k) Company match on their salary due to the IRS maximum salary limit of $225,000 for 2007 and $230,000 for 2008. The 401(k) tophat gives each officer, except Mr. Cabell, a match (6%) on the following forms of compensation: i.) base salary that exceeds the IRS maximum salary allowed for the 401(k) plan; ii.) regular bonus and iii.) Annual At Risk Plan payment. Mr. Cabell became eligible for the 401(k) plan July 1, 2007 and receives a 3% Company match within the 401(k) plan. For Mr. Cabell, the 401(k) tophat match is based on his annual base salary that exceeds the IRS maximum salary limit. The 401(k) tophat dollars represent the benefit earned in fiscal 2008.

c)	Mr. Cabell is a participant in the Company’s Retirement Savings Account (RSA) Plan and receives a 2% Company contribution on the lesser of (2) his base salary or (b) the IRS annual salary limit for fiscal 2008. Mr. Cabell is prohibited from receiving the full RSA contribution on his salary due to the IRS maximum salary limit of $225,000 for 2007 and $230,000 for 2008. The RSA tophat match is based on his annual base salary that exceeds the IRS maximum salary limit. The RSA tophat dollars represents the benefit earned in fiscal 2008.

d)	All management participants who were hired prior to December 31, 1986, participate in the ESOP which pays dividends to the participants on the Common Stock held in the plan. The participant does not have the option to reinvest these dividends in order to defer the federal and state income taxes on these dividends. Therefore, the Company makes supplemental payments representing the approximate amount the Company saves in corporate income taxes. The ESOP is a qualified benefit plan that was frozen in 1987 and closed to future participants, including Mr. Cabell.

e)	Represents the Company-paid life insurance premiums on behalf of Mr. Tanski, Mrs. Cellino and Mr. Pustulka under the “ExecutiveLife Insurance Plan.”

None of the officers, except Mr. Cabell, receive a death benefit under the Company’s Group Life Insurance Plan. Mr. Cabell is a participant in the Company’s Group Life Insurance Plan. The above dollars represent the premiums paid for this benefit.

f)	Represents the premiums paid for the blanket travel insurance policy, which provides a death benefit to each officer while traveling on business.

g)	Dividends are paid on unvested restricted stock and reported as taxable income for each officer.

h)	Perquisites for Mr. Ackerman included club membership dues and expenses, tax preparation and advice, personal use of a company owned automobile, personal use of the shared suite for local athletic events, blanket travel insurance for personal travel, attendance at company events for Mr. Ackerman’s wife and a minimal amount for use of a Company property.

Perquisites for Mr. Smith included tax preparation and advice, personal use of a company owned automobile, tickets to a local theater, blanket travel insurance for personal travel, and attendance at company events for Mr. Smith’s wife. No single perquisite exceeded the greater of $25,000 or 10% of the total perquisites provided to Mr. Ackerman or Mr. Smith. Perquisites for each of the other named executive officers were less than $10,000.
     Grants of Plan-Based Awards in Fiscal 2008
     The following table sets forth information with respect to awards granted to the named executive officers during fiscal 2008 under the Performance Incentive Program, the At Risk Plan, and the 1997 Award and Option Plan. There are no future payouts under Equity Incentive Plan Awards; therefore we have removed those columns from the table. Please refer to the Compensation Discussion and Analysis (CD&A) within this proxy statement for additional information regarding these plans.

						All Other	All Other
						Stock	SAR
						Awards:	Awards:	Exercise or		Grant Date
						Number of	Number of	Base		Fair Value
			Estimated Future Payouts Under			Shares of	Securities	Price of		of Stock and
			Non-Equity Incentive Plan Awards			Stock or	Underlying	Option/SAR	Closing	Option/SAR
		Grant	Threshold	Target	Maximum	Units	SARs	Awards	Market	Awards
Name	Note	Date	($)	($)	($)	(#)(1)	(#)(1)	($/Sh)	Price($)	($)(4)
Philip C. Ackerman	(2)	02/20/2008	0	1,548,000	3,096,000	0	0
	(3)	12/22/2007	0	573,333	1,146,667	0	0

David F. Smith	(1)	02/20/2008				0	70,000	$47.37	$47.60	611,625
	(2)	02/20/2008	0	585,000	1,170,000
	(3)	12/22/2007	375,000	625,000	1,250,000	0

Ronald J. Tanski	(1)	02/20/2008					45,000	$47.37	$47.60	393,188
	(2)	02/20/2008	0	350,000	700,000	0
	(3)	12/22/2007	230,625	384,375	768,750	0

Matthew D. Cabell	(1)	12/05/2007				25,000			$47.60	1,190,000
	(1)	02/20/2008					25,000	$47.37	$47.60	218,438
	(2)	02/20/2008	0	225,000	450,000
	(3)	12/22/2007	0	288,438	576,876

Anna Marie Cellino	(1)	02/20/2008					12,500	$47.37	$47.60	109,219
	(2)	02/20/2008	0	100,000	200,000	0

John R. Pustulka	(1)	02/20/2008					12,500	$47.37	$47.60	109,219
	(2)	02/20/2008	0	100,000	200,000	0

(1)	The stock appreciation rights shown on this table were granted under the 1997 Award and Option Plan with a ten-year term, and will vest in 1/3 increments on February 20, 2009, February 20, 2010 and February 20, 2011, if certain performance conditions are met. Mr. Cabell’s restricted stock will vest in 5,000 share increments on 12/5/2011, 12/5/2012, 12/5/2013, 12/5/2014 and 12/5/2015. The exercise price of the SARs is based on the average of the high and low market price of the Common Stock on the date of grant. The SARs may be exercised any time after the “vest date” and prior to the expiration date, if the performance conditions are met, and the holder remains employed by the Company, and subject to the Company’s Insider Trading Policy. Please refer to the narrative disclosure under “Potential Payments Upon Termination or Change-in-Control” section within this proxy statement for additional information regarding termination prior to and after the vest date of the options.

(2)	This line lists the range of possible payments under the National Fuel Gas Company Performance Incentive Program for which target awards were established in fiscal 2008 with a performance period that begins October 1, 2007 and ends on September 30, 2010.

(3)	For Messrs. Ackerman, Tanski, Smith and Cabell, this represents the annual cash incentive target set in fiscal 2008 under the At Risk Plan.

(4)	This column shows the hypothetical value of the SARs awarded according to a Black-Scholes-Merton option-pricing model. The assumptions used in this model for the SARs granted on February 20, 2008 were: quarterly dividend yield of 0.65%, an annual standard deviation (volatility) of 17.69% (calculation of volatility based on average of high and low price), a risk-free rate of 3.754%, and an expected term before exercise of 7.25 years. Whether the assumptions used will prove accurate cannot be known at the date of grant. The model produces a value based on freely tradable securities, which the options are not. The holder can derive a benefit only to the extent the market value of Company Common Stock is higher than the exercise price at the date of actual exercise and performance targets are met. Please refer to Note A under the heading “Stock-Based Compensation” in the Company’s financial statements in Form 10-K for the fiscal year ended September 30, 2008 for additional detail regarding the accounting for these awards.
     The Company’s named executive officers serve at the pleasure of the Board of Directors and are not employed pursuant to employment agreements. Each of the named executive officers is a party to an Employment Continuation and Noncompetition Agreement with the Company, which would become effective upon a change in control of the Company. In addition, David F. Smith and the Company are parties to a Retirement Benefit Agreement that provides Mr. Smith with certain retirement benefits in the event the Company terminates him without cause, or Mr. Smith terminates employment with good reason, prior to the first day of the month after which Mr. Smith reaches 57 1/2 years of age or March 1, 2011. The Employment Continuation and Noncompetition Agreements and the Retirement Benefit Agreement for David F. Smith are described in this proxy statement under Potential Payments Upon Termination or Change-in-Control.

Outstanding Equity Awards at Fiscal Year-End 2008
     The following table sets forth, on an award-by-award basis, the number of securities underlying unexercised stock options or SARs and the total number and aggregate market value of shares of unvested restricted stock held by the named executives as of September 30, 2008. The table also provides the exercise price (average of the high and low on grant date) and date of expiration of each unexercised stock option or SAR.

		Option/SAR Awards				Stock Awards
			Number of
		Number of	Securities
		Securities	Underlying			Number of
		Underlying	Unexercised			Shares or	Market Value of
		Unexercised	Options/SARs			Units of Stock	Shares or Units of
		Options/SARs	(#)	Option/SAR	Option/SAR	That Have Not	Stock That Have
	Grant Date	(#)	Unexercisable	Exercise Price	Expiration Date	Vested (#)	Not Vested ($)
Name	(2)	Exercisable	(2)	($)(3)	(4)	(5)	(5)
Philip C. Ackerman	12/10/98	315,660	0	$23.03	12/11/2008
	12/9/99					1,328	$54,335
	2/17/00	435,312	0	21.33	2/18/2010	0	0
	12/7/00	500,000	0	27.80	12/8/2010	0	0
	3/14/02	195,918	0	24.50	3/15/2012	0	0
	3/29/05	160,000	0	28.16	6/1/2013	0	0
	5/10/06	100,000	0	35.11	6/1/2013	0	0
	12/6/06	110,000	0	39.48	6/1/2013	0	0
David F. Smith	3/14/02	4,082	0	24.50	3/14/2012	0	0
	3/14/02	125,918	0	24.50	3/15/2012	0	0
	3/29/05	60,000	0	28.16	3/30/2015	0	0
	5/10/06	55,000	0	35.11	5/10/2016	0	0
	12/6/06	60,000	0	39.48	12/6/2016	0	0
	2/20/08		70,000	47.37	2/20/2018	0	0
Ronald J. Tanski	12/10/98	5,000	0	23.03	12/10/2008	0	0
	2/17/00	4,688	0	21.33	2/17/2010	0	0
	2/17/00	20,312	0	21.33	2/18/2010	0	0
	12/7/00	25,000	0	27.80	12/8/2010	0	0
	3/14/02	4,082	0	24.50	3/14/2012	0	0
	3/14/02	70,918	0	24.50	3/15/2012	0	0
	3/29/05	40,000	0	28.16	3/30/2015	0	0
	5/10/06	36,000	0	35.11	5/10/2016	0	0
	12/6/06	45,000	0	39.48	12/6/2016	0	0
	2/20/08		45,000	47.37	2/20/2018	0	0
Matthew D. Cabell	12/11/06 (1)		100,000	39.50	12/11/2016	15,000	613,725
	12/5/07		0			25,000	1,022,875
	2/20/08		25,000	47.37	2/20/2018	0	0
Anna Marie Cellino	12/7/00	25,000	0	27.80	12/8/2010	0	0
	3/14/02	70,918	0	24.50	3/15/2012	0	0
	3/29/05	30,000	0	28.16	3/30/2015	0	0
	5/10/06	12,000	0	35.11	5/10/2016	0	0
	12/6/06	15,000	0	39.48	12/6/2016	0	0
	2/20/08		12,500	47.37	2/20/2018	0	0
John R. Pustulka	3/14/02	4,082	0	24.50	3/14/2012	0	0
	3/29/05	35,000	0	28.16	3/30/2015	0	0
	5/10/06	12,000	0	35.11	5/10/2016	0	0
	12/6/06	15,000	0	39.48	12/6/2016	0	0
	2/20/08		12,500	47.37	2/20/2018	0	0

(1)	On November 16, 2006, the Compensation Committee approved the award of the stock options and restricted stock subject to Mr. Cabell commencing employment as President of Seneca Resources Corporation. The actual award date was Mr. Cabell’s first day of employment, December 11, 2006.

(2)	Options vest one year after grant date except for the following awards:

Options granted on March 14, 2002 vested over a period of 3 years — 1/3 on March 14, 2003, 1/3 on March 14, 2004 and the balance on March 13, 2005.

Options granted on March 29, 2005 vested on June 29, 2005.

Options and restricted stock granted on December 11, 2006 will vest on December 11, 2009.

Stock-settled SARs granted on February 20, 2008 vest over a period of 3 years — 1/3 on February 20, 2009, 1/3 on February 20, 2010 and 1/3 on February 20, 2011, subject to fulfillment of performance conditions.

(3)	Awards were issued at Fair Market Value (FMV), as defined by the stockholder approved 1997 Award and Option Plan as the average of the high and low trade prices on the day of exercise.

(4)	Option expiration date unless there is a premature termination of employment or a “change in control” or “change in ownership” of the Company as defined in the Plan.

(5)	For Mr. Ackerman, represents a 1999 award of 1,328 shares of restricted stock which will vest in January 2009. For Mr. Cabell, represents an award of 15,000 shares of restricted stock that will vest on December 11, 2009 and an award of 25,000 shares of restricted stock that will vest in one fifth increments on December 5, 2011, 2012, 2013, 2014 and 2015, subject to Mr. Cabell’s continued employment. The market value represents the total number of unvested restricted stock shares multiplied by the FMV as of September 28, 2008.
Please refer to the “Potential Payments Upon Termination or Change-in-Control” section within this proxy statement for additional information regarding termination prior to and after the vest date of the awards.

Option Exercises and Stock Vested — Fiscal 2008
     The following table sets forth, as to each named executive officer, information with respect to stock option exercises and vesting of restricted stock during fiscal 2008.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Acquired on	on	Acquired on	on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)
Philip C. Ackerman	4,082	$148,197	0	$0
David F. Smith	20,000	621,250	0	0
Ronald J. Tanski	20,000	473,221	0	0
Matthew D. Cabell	0	0	0	0
Anna Marie Cellino	0	0	0	0
John R. Pustulka	120,918	2,850,593	0	0

(1)	Represents the aggregate difference between the exercise price and the fair market value of the common stock on the date of exercise.
Pension Benefits
     The following table sets forth information with respect to the pension benefits as of September 30, 2008 of each of the named executive officers. The Company offers a qualified pension plan and a supplemental benefit plan in which certain of the named executive officers participate.

		Number of	Present Value	Payments
		Years	of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)(1)	($)(1)	($)
Philip C. Ackerman	Executive Retirement Plan	40	12,701,345	0
	National Fuel Gas Company Retirement Plan	39	1,284,352	35,889
David F. Smith	Executive Retirement Plan	30	2,708,381	0
	National Fuel Gas Company Retirement Plan	29	857,219	0
Ronald J. Tanski	Executive Retirement Plan	29	1,667,362	0
	National Fuel Gas Company Retirement Plan	28	842,799	0
Matthew Cabell	Executive Retirement Plan	N/A	N/A	N/A
(not a participant)	National Fuel Gas Company Retirement Plan	N/A	N/A	N/A
Anna Marie Cellino	Executive Retirement Plan	27	639,456	0
	National Fuel Gas Company Retirement Plan	26	719,740	0
John R. Pustulka	Executive Retirement Plan	34	928,454	0
	National Fuel Gas Company Retirement Plan	33	1,229,151	0

(1)	The years of credited service and present value of accumulated benefits were determined by Mercer the plan actuary using the same assumptions used for accounting and disclosure purposes. Please refer to Note G, Retirement Plan and Other Post-retirement Benefits, to the Company’s financial statements for a discussion of these assumptions.
Retirement Plan

     The National Fuel Gas Company Retirement Plan (the “Retirement Plan”) is a tax-qualified defined benefit plan. The Retirement Plan provides unreduced retirement benefits at termination of employment at or after age 65, or, with ten years of service, at or after age 60. For the Retirement Plan, credited service is the period that an employee is a participant in the plan and receives pay from the Company or one of its participating subsidiaries. Credited service does not include the first year of employment and is measured in years, with a maximum of 40 years of credited service. The Retirement Plan does not permit the granting of extra years of credited service to the participants.
     A reduced retirement benefit is available upon attainment of age 55 and completion of ten years of service. For retirement between ages 55 and 60, the benefit is reduced by 5% for each year retirement precedes age 60 (for example, a participant who retires at age 59 would receive a retirement benefit equal to 95% of the unreduced benefit). However, participants may retire with no reduction in their accrued benefit on or after the date on which the sum of their age plus years of service equals ninety. Mr. Ackerman retired as of June 1, 2008. The present value of his accumulated Benefit is as of his retirement date. As of September 30, 2008, Mr. Smith is eligible for an early retirement benefit of 75% of the unreduced benefit. Mr. Smith is eligible for certain retirement benefits under his Retirement Benefit Agreement if, prior to March 1, 2011, he is terminated for cause or resigns for good reason. See the “Potential Payments Upon Termination or Change-in-Control” section within this proxy statement. As of September 30, 2008, Mr. Tanski is eligible for an early retirement benefit equal to 80% of the unreduced benefit. Mrs. Cellino is eligible for an early retirement benefit equal to 75% of the unreduced benefit and Mr. Pustulka is eligible for an early retirement benefit equal to 80% of the unreduced benefit.
     The base benefit under the Retirement Plan is a life annuity that is calculated as the product of (a), (b) and (c), where (a) is final average pay, (b) is years of credited service, and (c) is 1.5%. Final average pay is the average of the participant’s total pay during the five consecutive years of highest pay from the last ten years of participation. Total pay includes base salary, bonus payments, and annual At Risk Plan payments. Total pay does not include reimbursements or other expense allowances, imputed income, deferrals under the National Fuel Gas Company Deferred Compensation Plan (the “DCP”), fringe benefits, or Performance Incentive Program awards or equity awards. The benefit under the Retirement Plan is limited by maximum benefits and compensation limits under the Internal Revenue Code.
     Other forms available at retirement include joint and survivor, term-certain, and Social Security adjusted annuities. All are calculated on an actuarially equivalent basis using a 6% interest rate and unisex mortality factors developed from 1971 Group Annuity Mortality Table rates.
     Executive Retirement Plan
     The National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan (the “ERP”) is a non-tax-qualified deferred compensation plan. The Chief Executive Officer of the Company designates all participants of the ERP.
     The ERP provides a two-part benefit: a Tophat Benefit and a Supplemental Benefit. The Tophat Benefit makes an ERP participant whole for any reduction in the regular pension he or she receives under the Retirement Plan resulting from Internal Revenue Code limitations and/or participation in the Company’s deferred compensation plan. The Supplemental Benefit provides an additional retirement benefit to the Retirement Plan.
     The Tophat Benefit vests in the same manner and subject to the same service requirements that apply to the Retirement Plan. The Supplemental Benefit vests at age 55 and completion of five years of credited service. An ERP participant who vests in the Tophat Benefit, but does not vest in the Supplemental Benefit, receives only a Tophat Benefit. A participant who is vested in both the Tophat Benefit and the Supplemental Benefit and who terminates service with the Company before age 65 receives the Tophat Benefit and a portion of the Supplemental Benefit that is based upon the participant’s age and years of credited service. For the Executive Retirement Plan, credited service is the number of years the participant has been employed by the Company or one of its participating subsidiaries, not to exceed forty years.
     The Tophat Benefit is stated as a life annuity that is calculated as the difference between (a) and (b), where (a) is the benefit the ERP participant would have received under the Retirement Plan but for the limitations imposed by the Internal Revenue Code and adjusted as if deferrals under the deferred compensation plan were not excluded from the definition of final average pay; and (b) is the base benefit the participant receives under the Retirement Plan.
     Assuming retirement at age 65, the Supplemental Benefit is stated as a life annuity that is calculated using the following formula:
     (a) 1.97% of final average pay for each year of service not in excess of 30 years; plus

     (b) 1.32% of final average pay for each of the next 10 years of service that are in excess of 30 (but not to exceed 10); minus
     (c) 1.25% of an assumed Social Security benefit (calculated as if the participant had no future wages) for each year of service not in excess of 40 years; minus
     (d) the participant’s base benefit under the Retirement Plan; minus
     (e) the participant’s Tophat Benefit.
     Final average pay under the ERP is the same as under the Retirement Plan, except that deferrals to DCP are not excluded and the Internal Revenue Code limitations are not considered.
     If a participant retires before age 65, the amounts determined in (a) and (b) above are multiplied by an early retirement percentage from the table that follows:

Early
Retirement	Retirement
Age	Percentage
65	100
64	94
63	88
62	82
61	70
60	58
59	46
58	34
57	22
56	10
55 and 2 months	0
     The early retirement percentages set forth above are increased by 1.5% for each year of service in excess of 30 years (provided the total early retirement percentage does not exceed 100%).
     The normal form of benefit under the ERP is a four-year period certain annuity that is actuarially equivalent to the lump-sum present value (calculated using the most recently published mortality table that is generally accepted by American actuaries and reasonably applicable to the ERP, and a 6 percent discount rate) of the sum of the participant’s Tophat Benefit and Supplemental Benefit (if the participant is vested therein). Other available forms of payment include single life, ten-year period certain and life, and joint and survivor annuities.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
     The Deferred Compensation Plan (DCP) is a non-qualified deferred compensation plan, which was instituted for certain high-level management employees of the Company and certain subsidiaries. The DCP is not an active plan and has been closed with no deferrals since July 31, 2002. The purpose of the DCP was to provide retirement/savings financial planning opportunities, which were not available to the officers in the qualified retirement plans due to Internal Revenue Code limitations. All account balances are subject to the general creditors of the Company.
     DCP participants were able to defer receipt of portions of their salaries and bonuses, to be paid to them following retirement, termination of employment, death or earlier in certain circumstances. The participants were eligible to elect a “Savings” and/or a “Retirement” account. For DCP deferrals prior to May 1, 1994, the Company credited deferred amounts and all earnings with interest equal to the Moody’s Composite Average of Yields on Corporate Bonds (“Moody’s Index”) in effect for the month of May prior to the plan year beginning August 1 plus 135% of the Moody’s Composite Average of Yields on Corporate Bonds (“Accumulation Account”). The participant signed a contract selecting the amount to be deferred for the upcoming deferral period, the type of account (Savings and/or Retirement), annuity term (5, 10 or 15 years) if a Retirement account and up to three dates with percentages and/or dollar amounts if a Savings account. The annuity for the Retirement account is determined by setting the interest rate on all outstanding balances at 135% of the average of the Moody’s Index in effect for the 60-month period that ends with the month preceding the month of retirement.

     Beginning with deferrals after May 1, 1994, the participants could select a Savings and/or a Retirement account similar to DCP deferrals prior to May 1, 1994 but without the Accumulation Account and including one additional investment opportunity. The two investment choices were the Moody’s Composite Average of Yields on Corporate Bonds in effect for the month of May prior to the plan year beginning August 1 and a return equal to the total return of the Standard and Poor’s 500 stock index minus 1.2% per annum (“S&P 500 Minus 1.2% Election”). The participant could select either the Moody’s Index or the S&P 500 Minus 1.2% Election, but not both within the same account. For deferrals after May 1, 1994, the rate of 135% of Moody’s was no longer available. In addition, participants with deferrals after May 1, 1994 could elect to defer their Savings and Retirement account balance past their retirement date, but not past age 70.
     The DCP deferral contract indicates the participant’s investment selection and future payouts or retirement choices regarding the term of the annuity (5, 10 or 15 years). A participant who selected the S&P 500 Minus 1.2% Election for his Retirement account may, after he reaches age 55, switch once to the Moody’s Index. For a participant who retires and elected to invest in the S&P 500 Minus 1.2% Election, the investment’s return will assume the Moody’s Index six months prior to his retirement date in order to determine the final benefit.
     The Company also maintains a non-qualified tophat plan. See note (1) below. The Company pays the 401(k) tophat benefit no later than March 15 of the calendar year following the year in which the tophat benefit was earned.
     See “Potential Payments Upon Termination or Change-in-Control” section within this proxy statement for additional information regarding the effect of termination of employment on the DCP.
The following table reflects the earnings, distributions and total balance of the National Fuel Gas Company Deferred Compensation Plan (DCP) and 401(k) Tophat Plan:

			Aggregate
	Executive	Registrant	Earnings	Aggregate	Aggregate
	Contributions	Contributions	(Loss) in	Withdrawals/	Balance at
	in Last FY	in Last FY	Last FY	Distributions	Last FYE
Name	($)	($)(1)	($)(2)	($)(3)	($)(4)
Philip C. Ackerman	0	94,100	(140,441)	130,458	1,544,990
David F. Smith	0	90,838	(50,133)	41,096	255,482
Ronald J. Tanski	0	60,619	0	43,564	56,869
Matthew D. Cabell	0	6,400	0	3,000	4,900
Anna Marie Cellino	0	18,630	(23,083)	10,795	274,280
John R. Pustulka	0	12,060	(4,144)	10,795	108,484

(1)	This represents the 401(k) tophat which gives each officer, except Mr. Cabell, an additional match (6%) on the following forms of compensation: i.) base salary that exceeds the IRS maximum salary allowed for the 401(k) plan; ii.) regular bonus and iii.) Annual At Risk Plan. Mr. Cabell receives a 3% company match within the 401(k) plan. His 401(k) tophat match is based on his annual base salary that exceeds the IRS maximum salary limit. The above amounts represent the benefit earned in fiscal 2008 and also appears in the Summary Compensation Table under Other Income. There are no earnings on this benefit and it cannot be deferred.

(2)	This represents the net losses during the fiscal year for the Deferred Compensation Plan. The earnings associated with the Moody’s Index were more than offset by the losses associated with the S&P 500 minus 1.2% elections during the year. Mr. Ackerman’s, Mrs. Cellino’s and Mr. Pustulka’s earnings (loss) include $32,017, $1,003 and $468, respectively, of Above Market Rate of Interest in respect to DCP plan balances that were credited with the Moody’s Index. The total Above Market Rate of Interest is included in the Compensation Table under Column (i). Mr. Smith, and Mr. Tanski were not credited with Above Market Rate of Interest on their DCP balances. The DCP interest credited for the S&P 500 Minus 1.2% Election is not considered Above Market because a similar type of investment choice is offered within the 401(k) plan which is generally available to full-time employees with six months of service. The net effect of the two investment choices resulted in an overall decrease in account balances.

(3)	This represents the annual tophat payment for the calendar year ended December 31, 2008 for all officers except Mr. Ackerman. The amount in this column for Mr. Ackerman represents the tophat payment of $99,309 made in January 2008 plus DCP annuity payments of $31,149 paid to him after his retirement for the period June 1 through September 30, 2008.

(4)	This represents the ending DCP balance, if any, plus the 401(k) tophat accruals for the period January 1, 2008 through

September 30, 2008. Mr. Ackerman’s DCP account balance and 401(k) tophat accrual on June 1, 2008, his retirement date, was $1,707,218.
Potential Payments Upon Termination or Change-in-Control
     The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the named executive officer’s employment had terminated on September 30, 2008 (the last business day of the Company’s fiscal year), assuming the named executive officer’s compensation and service levels as of that date and, if applicable, based on the fair market value (FMV) of the Common Stock on that date. The FMV is the average of the high and low stock price on September 30, 2008. These benefits are in addition to benefits available generally to most salaried employees.
  National Fuel Gas Company Performance Incentive Program
  Termination for Cause
     Regardless of whether the performance period has been completed and the named executive officer would have been entitled to a cash payment, if a named executive officer’s employment is terminated for Cause at any time prior to payment under this program, the named executive officer is no longer entitled to the payment.
     “Cause” under the Performance Incentive Program generally means:
•	the executive’s failure to comply with a reasonable and lawful written directive of the Board of Directors or the Chief Executive Officer;

•	the executive’s failure to perform the substantial responsibilities of his position;

•	any act of dishonesty, gross negligence, or misconduct by the executive;

•	the executive’s conviction of or entering a plea of guilty or nolo contendere (will not contest) to a crime constituting a felony or the executive’s willful violation of any law, rule or regulation; or

•	the executive engages in any business which is competitive with that of the Company.
  Termination for Any Other Reason
     If a named executive officer’s employment terminates during a performance period for any reason other than Cause, the named executive officer will be entitled to the amount that would have been payable to the named executive officer if the named executive officer remained employed for the entire performance period, pro-rated based on the number of days completed within said performance period prior to termination. Any payment to the named executive officer will also be subject to any conditions as determined by the Chief Executive Officer.
  Change of Control
     In the event of a Change of Control, the performance period will be truncated, and the Compensation Committee will determine each named executive officer’s payment based on achievement of the performance conditions. The payment will be pro-rated based on the truncated time period.
     “Change of Control” under the Performance Incentive Program generally means:
•	notice of a Schedule 13D filing with the SEC disclosing that any person (as such term is used in Section 13(d) of the 1934 Act) is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Company;

•	a tender or exchange offer to acquire, directly or indirectly, twenty (20) percent or more of the outstanding stock of the Company;

•	consolidation or merger of the Company in which the Company is not the surviving corporation, other than a consolidation or merger of the Company in which holders of its stock immediately prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before;

•	consolidation in which the Company is the surviving corporation but in which the common stockholders of the Company immediately prior to the consolidation or merger do not hold at least a majority of the outstanding common stock of the continuing or surviving corporation;

•	sale or other transfer of all or substantially all the assets of the Company; or

•	a change in the majority of the members of the Board of Directors of the Company within a 24-month period unless the election or nomination for election by the Company’s stockholders of each new director was approved by the vote of at least two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.
  National Fuel Gas Company 1997 Award and Option Plan
Noncompetition
     Under this plan, if a named executive officer engages in any business or activity competitive with that of the Company, without the Company’s written consent, or the named executive officer performs any act that is against the best interests of the Company, all unexercised, unearned or unpaid awards are forfeited.
Termination of Employment
     As a general rule, if the named executive officer’s employment with the Company terminates for a reason other than death, disability, retirement, or any approved reason, all unexercised, unearned or unpaid awards are forfeited, unless otherwise stated below or in an award notice to the named executive officer. The Compensation Committee has the authority to determine what events constitute disability, retirement, or termination for an approved reason.
Incentive Stock Options
     Except as otherwise disclosed in an award letter, if the named executive officer’s employment with the Company terminates, any incentive stock option that has not expired will terminate, and the named executive officer will no longer be entitled to purchase shares of the Company’s Common Stock pursuant to such incentive stock option except that:
     i.) Upon termination of employment (other than by death), the named executive officer may, within three months after the date of termination of employment, purchase all or part of the shares of the Common Stock which the named executive officer was entitled to purchase under the incentive stock option on the date of termination of employment. However, if termination of employment occurs by reason of death, disability or retirement at age 65 or later, then the Company must offer to extend the term of those incentive stock options to the lesser of five years or the original term, unless the named executive officer is president or chief executive officer of the Company or president of a “principal subsidiary” (an entity owned at least 80% by the Company with at least $5 million net income in the most recently completed fiscal year), in which case the Company must offer to extend the term of that person’s incentive stock options to the original term.
     ii.) Upon the death of the named executive officer while employed with the Company or within three months after the date of termination of employment, the executive officer’s estate or beneficiary may, within one year after the date of the named executive officer’s death, purchase all or part of any shares of Common Stock which the named executive officer was entitled to purchase under such incentive stock option on the date of death.
Non-Qualified Stock Options and Stock Appreciation Rights
     Except as otherwise disclosed in an award letter, any non-qualified stock option (including any stock-settled stock appreciation right) that has not expired will terminate upon the termination of the named executive officer’s employment with the Company, and no shares of Common Stock may be purchased pursuant to the non-qualified stock option, except that:
     i.) Upon termination of employment for any reason other than death, discharge by the Company for cause, or voluntary resignation of the named executive officer prior to age 60, a named executive officer may, within five years after the date of termination of employment, or any such greater period of time that the Compensation Committee deems appropriate, exercise all or part of the non-qualified stock option, which the named executive officer was entitled to exercise on the date of termination of employment or subsequently becomes eligible to exercise as follows: (a) six months after the date of grant, if the named executive officer has voluntarily resigned on or after his 60th birthday, after the date of grant, and before such six months; or (b) on the date of the named executive officer’s voluntary resignation on or after his 60th birthday and at least six months after the date of grant. However, if termination of employment occurs by reason of death, disability or retirement at age 65 or later and if the named executive officer is the president or chief executive officer of the Company, or president of a principal subsidiary, then each non-qualified stock option would remain exercisable for the balance of its unexpired term.
     ii.) Upon the death of a named executive officer while employed with the Company or within the period stated in the preceding paragraph i.), the named executive officer’s estate or beneficiary may, within five years after the date of the named executive officer’s death while employed, or within the period stated in paragraph i.) above, exercise all or part of the non-qualified stock option, which the named executive officer was entitled to exercise on the date of death.
     As specified in Mr. Cabell’s award letter, upon a voluntary termination of employment or an involuntary termination for Just Cause, all non-qualified stock options are forfeited. Upon an involuntary termination due to death or for other than Just Cause, all non-qualified stock options will become exercisable and will remain exercisable for three years.
Restricted Stock
     As specified in Mr. Cabell’s award letter dated December 12, 2006, the following will occur with respect to his restricted stock upon a termination:
     i.) unless his termination is due to death or termination by the Company without Just Cause, he will forfeit his right to the restricted stock if his employment with the Company terminates for any reason prior to the expiration of the vesting restrictions;
     ii.) in the event of either his termination by the Company without Just Cause or his death before December 11, 2009, all restrictions will lapse on the date of his death or termination without Just Cause.
     In this context, “Just Cause” means the failure to comply with Company policies on hedging, financial reporting, accurate accounting, disclosure of information about the Company, or regulatory compliance; fraud, misconduct, or dishonesty related to employment; illegal conduct amounting to a misdemeanor or felony; or the willful and continued failure to substantially perform duties with the Company after written warnings specifically identifying the lack of substantial performance.
Change in Control and Change in Ownership
     If there is a Change in Ownership or a named executive officer’s employment terminates within three years following a Change in Control, unless the termination is due to death, disability, Cause, resignation by the named executive officer other than for Good Reason, or retirement, all terms and conditions lapse, and all unvested awards become vested. In addition, any outstanding awards are cashed out based on the Fair Market Value of the Common Stock as of either the date the Change in Ownership occurs or the date of termination following a Change in Control. For this purpose, “Fair Market Value” is the average of the high and low market price. In addition, the noncompetition provision mentioned above will become null and void.
     For purposes of this section, “Change in Control” has a meaning similar to the definition of Change of Control, which was defined earlier under the Performance Incentive Program section. The only major difference between the 1997 Award and Option Plan definition of Change in Control and the Performance Incentive Program Change of Control definition is that the 1997 Award and Option Plan provides that a Change in Control shall be deemed to have occurred at such time as individuals who constitute the Board of Directors of the Company on January 1, 1997 (the “Incumbent Board”) have ceased for any reason to constitute at least a majority, provided that any person becoming a director subsequent to January 1, 1997 whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board (either by specific vote or by approval of the proxy statement of the Company in which such person is named as nominee for director without objection to such nomination) shall be considered as though such person was a member of the Incumbent Board. The Performance Incentive Program instead states that a Change of Control shall be deemed to have occurred when there is change in the majority of the members of the Board of Directors of the Company within a 24-month period unless the election or nomination for election by the Company’s stockholders of each new director was approved by the vote of at least two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

     “Change in Ownership” means a change which results directly or indirectly in the Common Stock ceasing to be actively traded on a national securities exchange or the National Association of Securities Dealers Automated Quotation System.
     “Good Reason” means a good faith determination made by a named executive officer that the Company has materially reduced the responsibilities, prestige or scope of the named executive officer’s position. Examples include the assignment to the named executive officer of duties inconsistent with the named executive officer’s position, assignment of the executive to another place of employment more than 30 miles from the named executive officer’s current place of employment, or reduction in the named executive officer’s total compensation or benefits. The named executive officer must specify the event relied upon for his or her determination by written notice to the Board of Directors within six months after the occurrence of the event.
National Fuel Gas Company Tophat Plan
     Under the Company’s Tophat Plan, the Company restores to the named executive officers benefits lost under the 401(k) Plan due to the Internal Revenue Code or qualified plan limits.
Retirement or Termination of Employment
     If a named executive officer retires or his employment is terminated, the named executive officer (or his beneficiary in the event of his death) will receive a lump sum payment equal to the value of his benefit, as of the date of retirement or termination of employment.
National Fuel Gas Company 2007 Annual at Risk Compensation Incentive Plan (“AARCIP”)
Noncompetition
     If, in the opinion of the Compensation Committee, the named executive officer, without the written consent of the Company, engages in any business or activity that is competitive with that of the Company, or the named executive officer performs any act which in the opinion of the Committee is against the best interests of the Company, the named executive officer must forfeit all unearned and/or unpaid At Risk Awards.
Termination of Employment Other Than Due to Death, Disability, Retirement, Or an Approved Reason
     If a named executive officer’s employment with the Company or a subsidiary terminates for a reason other than death, disability, retirement, or an approved reason, all unearned or unpaid At Risk Awards will be canceled or forfeited, unless stated below or in an award notice to the named executive officer. The Compensation Committee has the authority to determine what events constitute disability, retirement, or termination for an approved reason.
Termination Due to Disability, Retirement, Or an Approved Reason
     In the event of the disability, retirement or termination for an approved reason of a named executive officer during a performance period, the named executive officer’s participation will be deemed to continue to the end of the performance period, and the named executive officer will be paid a percentage of the amount earned, based upon the extent, if any to which the respective performance criteria are attained, proportionate to the named executive officer’s period of active service during the performance period.
Death
     If a named executive officer dies during a performance period, the named executive officer’s beneficiary will be paid an amount proportionate to the period of active service during the performance period, based upon the maximum amount, which the named executive officer could have earned under the At Risk Award.
Change in Control and Change in Ownership
     In the event of a Change in Ownership (which has the same definition as provided in the 1997 Award and Option Plan, discussed above) or a named executive officer’s employment terminates within three years following a Change in Control, unless the termination is due to death, disability entitling the named executive officer to benefits under the Company’s long-term disability plan, Cause, resignation by the named executive officer other than for Good Reason (which has the same definition as provided in the 1997 Award and Option Plan, discussed above), or retirement entitling the named executive officer to benefits under the Company’s retirement plan, the named executive officer will be entitled to a single lump sum cash payment equal to a prorated portion of the At Risk Award previously established for the performance period which has commenced but has not yet ended, and 100% of the At Risk Award previously earned by, but not yet paid, to the named executive officer during each performance period that has ended.

     “Change in Control” under the AARCIP has the same meaning as provided in the 1997 Award and Option Plan, discussed above, except with respect to an incumbent board. The AARCIP provides that a Change in Control occurs if individuals who constitute the Board on January 1, 2007 (the “Incumbent Board) cease to constitute at least a majority, provided that any person becoming a director subsequent to January 1, 2007 whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board will be considered as though he or she was a member of the Incumbent Board.
     “Cause” means the executive’s willful and continued failure to substantially perform his duties after written warnings specifically identifying his lack of substantial performance or his willful engaging in illegal conduct which is materially and demonstrably injurious to the Company or its subsidiaries.
Deferred Compensation Plan (“DCP”)
     The term Change in Control under the DCP has a similar definition as provided in the Performance Incentive Program, discussed above.
Termination For Any Reason Other Than Death or Retirement Prior to a Change in Control
     In the event of a termination for any reason, other than death or retirement, prior to a Change in Control, the named executive officer is entitled to receive any undistributed savings account balance and his retirement account balance in the form of a lump sum payment. However, the named executive officer will not be entitled to the accumulation account balance.
Termination After A Change in Control or Death
     If the named executive officer’s employment terminates for any reason, other than retirement, after a Change in Control or the named executive officer dies at any time during his employment with the Company, the named executive officer (or his beneficiary) will receive in the form of a lump sum payment any undistributed savings account balance, retirement account balance, and accumulation account balance.
Retirement
     In the case of retirement at any time, the named executive officer is entitled to a monthly payment (a 15-year annuity, unless the named executive officer elected to receive a 5- or 10-year annuity) based on his retirement account balance and accumulation account balance; provided that the named executive officer provides the Company at least 90 days notice of his retirement. However, if the named executive officer does not have a retirement account balance and his accumulation account balance is less than $5,000 at the date of retirement, that account will be paid in the form of a lump sum equal to the value of the account. If the named executive officer dies before the commencement of the retirement annuity, the entire DCP balance will be paid in full as a lump sum payment to the named executive officer’s beneficiary. If the named executive officer dies after commencement of the annuity, the annuity will continue to be paid to the named executive officer’s beneficiary for the remainder of its original term.
     Under the plan, for certain deferrals after May 1, 1994, Mr. Ackerman was eligible and elected to defer a portion of his salary to a retirement account that would entitle him to commence monthly payments beginning the first of the month coinciding with or following his 70th birthday.
Employment Continuation and Noncompetition Agreement
     If there is a change in control, and the executive remains employed thereafter, the executive’s annual salary and employee benefits are preserved for at least three years at the levels then in effect for the named executive officers. The Agreement also provides the benefits described below.
Termination by the Company Without Cause Or Termination By the Executive For Good Reason
     Severance Benefit
     In the event of termination of a named executive officer within three years of a Change in Control without Cause or by the named executive officer for Good Reason, the named executive officer is entitled to a single lump sum cash payment equal to 1.99 times the sum of the named executive officer’s annual base salary and the average of the annual cash bonus for the previous two fiscal years.

The named executive officers are also entitled to any vested benefits under the employee benefit plans, including any compensation previously deferred and not yet paid and any amounts payable pursuant to any agreement with the named executive officer.
     If the named executive officer’s employment terminates at any time during the three year period ending on the first day of the month following the named executive officer’s sixty-fifth birthday, the multiplier will not be 1.99, but will be a number equal to 1.99 times (x/1095), where x equals the number of days remaining until the named executive officer’s sixty-fifth birthday. In addition, the extension of any welfare benefits will cease at age 65.
     “Cause” means the named executive’s gross misconduct, fraud or dishonesty, which has resulted or is likely to result in material economic damage to the Company or its subsidiaries as determined in good faith by a vote of at least two-thirds of the non-employee directors of Company at a meeting of the Board.
     “Change in Control” has a similar definition as provided in the Performance Incentive Program, discussed above. However, Mr. Cabell’s agreement also provides that a Change in Control will occur if the Company sells more than 50% ownership of Seneca Resources.
     “Good Reason” means there is a material diminution in the named executive’s responsibilities, base compensation or budget, or in the responsibilities of the person to whom the named executive is required to report. “Good Reason” also includes a requirement that the named executive relocate to an office outside the United States or more than 30 miles from the location at which the executive performed his services immediately prior to the Change in Control, or any other action or inaction that constitutes a material breach by the Company of the agreement. The Company has a period of 30 days to cure any acts which would otherwise give the executive the right to terminate his employment for Good Reason.
Continuation of Health and Welfare Benefits
     In addition to the severance payment, the named executive officer will be entitled to participate in the Company’s employee and executive health and welfare benefit plans, excluding any vacation benefits, for eighteen months following termination (or, in the case of Mr. Cabell, until the end of the second calendar year following termination for purposes of any non-health-related benefit) or until the named executive officer becomes eligible for comparable benefits at a subsequent employer.
Retirement
     Except for Mr. Cabell, if the named executive officer is at least fifty-two years old at the date of termination, the named executive officer will be deemed to have earned and be vested in the retirement benefits that are payable to the named executive officer under the Company retirement plans.
     Mr. Cabell will be entitled to a single lump sum payment equal to the present value of his unvested accrued benefits under the Company’s retirement plans, which he participated in immediately before the Change in Control.
Termination for Cause or the Executive Voluntarily Terminates
     If the named executive officer’s employment is terminated for Cause, death, disability, or the named executive officer voluntarily terminates his employment other than for Good Reason, the named executive officer will not be entitled to the severance benefit discussed above. The named executive officer (or his beneficiary) will be entitled to any vested benefits under the employee benefit plans, including any compensation previously deferred and not yet paid and any amounts payable pursuant to any agreement between the named executive officer and the Company. The named executive officer will also be entitled to any other benefits provided in the Company’s plans for death or disability.
Noncompetition
     Unless the named executive officer has elected not to be bound by the noncompete provisions of the Agreement, the Company will make a lump sum payment of one times the sum of the named executive officer’s annual base salary and the average of the annual cash bonus for the previous two fiscal years. The noncompete payment will not be paid to the named executive officer if his employment is terminated by reason of death or disability.
     In order for the named executive officer to be entitled to the noncompete payment, the named executive officer may not directly or indirectly engage in, become employed by, serve as an agent or consultant to, or become a partner, principal or stockholder (other than a holder of less than 1% of the outstanding voting shares of any publicly held company) of any business or entity that is engaged in any activity which is competitive with the business of the Company or its subsidiaries or affiliates in any geographic area in which the Company or its subsidiaries are engaged in competitive business.

Split Dollar Arrangement and Death Benefit Agreement for Philip C. Ackerman
     The Company has maintained a split dollar life insurance arrangement with Mr. Ackerman since 1991, as amended from time to time. The split dollar arrangement formerly required that i.) the Company would pay, until his retirement date, the premiums on two life insurance policies owned by Mr. Ackerman (ownership later transferred to a life insurance trust established by Mr. Ackerman), ii.) the Company would be repaid its premiums upon the earlier of his 70th birthday or death, and iii.) if he died before age 70 his beneficiaries would receive a death benefit from the policies of no more than twice the sum of his most recent annual salary and lump sum compensation, with any additional death benefit payable to the Company. In light of Sarbanes-Oxley’s prohibition on loans to executive officers, the Company stopped paying premiums on those policies in 2002. All subsequent premiums on those policies have instead been paid from the policies owned by Mr. Ackerman’s trust. In fiscal 2006, the trust transferred to the Company one of its insurance policies as a partial early repayment to the Company of the insurance premiums previously paid by the Company, which left one existing insurance policy covered by the split dollar arrangement. To place Mr. Ackerman in approximately the position he would have been in had the Company not been prohibited under Sarbanes-Oxley from performing its obligations under the split dollar arrangement, in fiscal 2006 the Company and Mr. Ackerman agreed that i.) if Mr. Ackerman dies before his 70th birthday, the Company will pay his beneficiaries a death benefit equal to the sum of 24 times his base monthly salary in the month prior to his death or retirement plus two times the most recent award, if any, paid to him under the Company’s lump sum payment programs other than the Performance Incentive Program, reduced by the amount received by his trust from the remaining insurance policy pursuant to the split dollar arrangement, or ii.) if Mr. Ackerman is living on his 70th birthday, the Company’s agreement to pay a death benefit will terminate, and the Company will make a cash payment to Mr. Ackerman in the amount of $968,905. This cash amount represents the amount that, at that time, was projected as the difference between the cash surrender value that would have been available to Mr. Ackerman at age 70 under the original arrangement (net of the premiums that would have been repayable to the Company) over the projected net cash surrender value available to Mr. Ackerman’s trust on his 70th birthday under the remaining insurance policy.
Retirement Benefit Agreement for David F. Smith
     The Retirement Benefit Agreement for David F. Smith provides Mr. Smith with certain retirement benefits in the event the Company terminates Mr. Smith without Cause, or Mr. Smith terminates employment with Good Reason, prior to March 1, 2011 (the first day of the month after which Mr. Smith reaches 57 1/2 years of age). “Cause” means the failure by Mr. Smith to substantially perform duties or the engaging in illegal conduct, gross misconduct, fraud or dishonesty, which injures the Company in a material way. “Good Reason” means a significant reduction in the nature and scope of duties and direct reporting responsibilities, a significant reduction in total potential compensation, or a requirement to relocate more than 100 miles away from the Company’s headquarters.
     The payment that Mr. Smith would receive under the Retirement Benefit Agreement would be calculated to ensure that Mr. Smith receives benefits equivalent to what he would have received under the terms of the Executive Retirement Plan and the qualified Retirement Plan if he had attained age 57 1/2 at the time of his termination of employment. The Retirement Benefit Agreement will terminate on March 1, 2011 if benefits have not become payable under the agreement. In addition, the agreement will terminate before March 1, 2011 if Mr. Smith is terminated for any reason other than a termination by the Company without cause or by Mr. Smith with Good Reason.
Potential Payments Upon Termination or Change-in-Control Table
     Due to the number of factors that affect the nature and amount of any benefit provided upon the events discussed above, any actual amounts paid or distributed may be different from the amounts contained in the table. Factors that could affect these amounts include the timing during the year of any such event, the market value of the Common Stock and the named executive officer’s age. For Column (2), “Retirement,” will be “N/A” if the named executive officer was not eligible to retire on September 30, 2008. In that case, the Company would have accrued benefits payable to the named executive officer, which are accrued amounts in the other columns for the different types of terminations. Mr. Ackerman retired from the Company effective June 1, 2008. Therefore, the table for Mr. Ackerman below sets forth information with respect to retirement only.
     The payments that would have been due upon a “termination for cause” on September 30, 2008 other than in connection with a change-in-control are not shown in a separate column in the following table. The payments that would have been due in that case are the Deferred Compensation Plan balances of $169,519 for Mr. Smith, $0 for Mr. Tanski, $0 for Mr. Cabell, $256,482 for Mrs. Cellino and $97,256 for Mr. Pustulka and the accrued 401(k) Tophat Plan benefit for the period January 1, 2008 to September 30, 2008 of $84,575 for Mr. Ackerman, $85,963 for Mr. Smith, $56,869 for Mr. Tanski, $4,900 for Mr. Cabell, $17,798 for Mrs. Cellino and $11,228 for Mr. Pustulka. All of the unvested and vested stock options and restricted stock awards would have been forfeited on the date of termination for cause other than in connection with a change-in-control.
     The payments that would have been due upon an “involuntary termination” other than for cause and other than in connection with a change in control are the same as the payments under Column (1) for “Voluntary Termination,” with the following exceptions: i.) the “Bonus-At-Risk Award” could have been paid if termination was for an approved reason, such as a reduction in force, ii.) the unvested stock options would have vested if not already reflected as vested under Column (1), iii.) Mr. Smith would have received a benefit of $1,231,072 under the Retirement Benefit Agreement, and iv.) for Mr. Cabell, the unvested Restricted Stock would have vested upon termination.

						Potential Payments Upon Termination
						Following a Change in Control or Change in
						Board
						Company
						Terminates
						without Cause
						and/or		Executive
	Potential Payments Upon Termination Other					Executive		Terminates
Executive Benefits	than in Connection with a Change in Control					Terminates	Company	Voluntarily Other
and Payments	Voluntary					for Good	Terminates	than for Good
Upon Termination	Termination	Retirement		Death	Disability	Reason	for Cause	Reason
for:	$(1)	$(2)		$(3)	$(4)	$(5)	$(6)	$(7)
Mr. Philip Ackerman
Bonus — At Risk Award(b)	N/A	1,146,667		N/A	N/A	N/A	N/A	N/A
Performance Incentive Program(c)	N/A	2,802,212		N/A	N/A	N/A	N/A	N/A
Deferred Compensation Plan(h)	N/A	1,622,643		N/A	N/A	N/A	N/A	N/A
Executive Retirement Plan(i)	N/A	3,560,248		N/A	N/A	N/A	N/A	N/A
401k Tophat(k)	N/A	84,575		N/A	N/A	N/A	N/A	N/A
Death Benefit(n)	N/A	(n	)	N/A	N/A	N/A	N/A	N/A
Welfare Plan Benefits and Fringe Benefits(o)	N/A	11,053		N/A	N/A	N/A	N/A	N/A

Total for Mr. Ackerman	N/A	9,227,398		N/A	N/A	N/A	N/A	N/A

Mr. David Smith
Cash Severance(a)	N/A	N/A		N/A	N/A	2,773,283	0	0
Bonus — At Risk Award(b)	0	1,125,625		1,125,625	1,125,625	1,125,625	0	0
Performance Incentive Program(c)	1,377,227	1,377,227		1,377,227	1,377,227	1,377,227	0	1,377,227
Non-Compete(d)	0	0		0	0	1,393,610	1,393,610	1,393,610
Vested and Outstanding exercisable Options(g)	N/A	N/A		N/A	N/A	3,306,150	0	N/A
Deferred Compensation Plan(h)	169,519	196,979		169,519	196,979	169,519	169,519	169,519
Executive Retirement Plan(i)	761,401	761,401		202,391	761,401	761,401	0	761,401
Retirement Agreement(j)	0	0		0	0	84,563	0	0
401k Tophat(k)	85,963	85,963		85,963	85,963	85,963	85,963	85,963
Post-retirement/Post- termination Health Care(m)	N/A	N/A		N/A	N/A	26,302	N/A	N/A
Welfare Plan Benefits and Fringe Benefits(o)	0	7,731		0	7,731	11,597	0	0

Total for Mr. Smith	2,394,110	3,354,626		2,960,725	3,554,926	11,115,240	1,649,092	3,787,720

Mr. Ronald Tanski
Cash Severance(a)	N/A	N/A		N/A	N/A	2,250,917	0	0
Bonus — At Risk Award(b)	0	730,313		730,313	730,313	730,313	0	0
Performance Incentive Program(c)	953,785	953,785		953,785	953,785	953,785	0	953,785
Non-Compete(d)	0	0		0	0	1,131,114	1,131,114	1,131,114
Vested and Outstanding exercisable Options(g)	N/A	N/A		N/A	N/A	2,922,888	N/A	N/A
Executive Retirement Plan(i)	512,138	512,138		126,093	512,138	512,138	0	512,138
401k Tophat(k)	56,869	56,869		56,869	56,869	56,869	56,869	56,869
Post-retirement/Post- termination Health Care(m)	N/A	N/A		N/A	N/A	26,302	N/A	N/A
Welfare Plan Benefits and Fringe Benefits(o)	0	1,720		0	1,720	17,580	0	0

Total for Mr. Tanski	1,522,792	2,254,825		1,867,060	2,254,825	8,601,906	1,187,983	2,653,906

Mr. Matthew Cabell
Cash Severance(a)	N/A	N/A		N/A	N/A	1,495,296	0	0
Bonus — At Risk Award (b)	N/A	N/A		337,472	337,472	337,472	0	0
Performance Incentive Program(c)	431,772	N/A		431,772	431,772	431,772	0	431,772
Non-Compete(d)	0	N/A		0	0	751,045	751,045	751,045
Unvested Restricted Stock(e)	0	N/A		1,636,600	1,636,600	1,636,600	0	0
Unvested Stock Options(f)	0	N/A		141,500	141,500	141,500	0	0
401k Tophat(k)	4,900	N/A		4,900	4,900	4,900	4,900	4,900
RSA Tophat(l)	3,267	N/A		3,267	3,267	3,267	3,267	3,267
Post-retirement/Post- termination Health Care(m)	N/A	N/A		N/A	N/A	21,774	N/A	N/A

Total for Mr. Cabell	439,939	N/A		2,555,511	2,555,511	4,801,852	759,212	1,190,984

Ms. Anna Marie Cellino
Cash Severance(a)	N/A	N/A		N/A	N/A	956,195	0	0
Short Term Incentive bonus(b)	0	250,000		250,000	250,000	250,000	0	0
Performance Incentive Program(c)	308,210	308,210		308,210	308,210	308,210	0	308,210
Non-Compete(d)	0	N/A		0	0	480,500	480,500	480,500
Vested and Outstanding exercisable Options(g)	N/A	N/A		N/A	N/A	1,966,531	N/A	N/A
Deferred Compensation Plan(h)	256,482	273,799		256,482	273,799	256,482	256,482	256,482
Executive Retirement Plan(i)	162,090	162,090		51,628	162,090	162,090	0	162,090
401k Tophat(k)	17,798	17,798		17,798	17,798	17,798	17,798	17,798
Post-retirement/Post- termination Health Care(m)	N/A	N/A		N/A	N/A	26,302	N/A	N/A
Welfare Plan Benefits and Fringe Benefits(o)	0	N/A		0	N/A	15,000	0	0

Total for Mrs. Cellino	744,580	1,011,897		884,118	994,099	4,939,108	754,780	1,225,080

Mr. John Pustulka
Cash Severance(a)	N/A	N/A		N/A	N/A	847,243	0	0
Short Term Incentive bonus(b)	0	140,500		140,500	140,500	140,500	0	0
Performance Incentive Program(c)	308,210	308,210		308,210	308,210	308,210	0	308,210
Non-Compete(d)	0	N/A		0	0	425,750	425,750	425,750
Vested and Outstanding exercisable Options(g)	N/A	N/A		N/A	N/A	604,696	N/A	N/A
Deferred Compensation Plan(h)	97,256	101,706		97,256	101,706	97,256	97,256	97,256

					Potential Payments Upon Termination
					Following a Change in Control or Change in
					Board
					Company
					Terminates
					without Cause
					and/or		Executive
	Potential Payments Upon Termination Other				Executive		Terminates
Executive Benefits	than in Connection with a Change in Control				Terminates	Company	Voluntarily Other
and Payments	Voluntary				for Good	Terminates	than for Good
Upon Termination	Termination	Retirement	Death	Disability	Reason	for Cause	Reason
for:	$(1)	$(2)	$(3)	$(4)	$(5)	$(6)	$(7)
Executive Retirement Plan(i)	263,724	263,724	64,190	263,724	263,724	0	263,724
401k Tophat(k)	11,228	11,228	11,228	11,228	11,228	11,228	11,228
Post-retirement/Post- termination Health Care(m)	N/A	N/A	N/A	N/A	26,302	N/A	N/A
Welfare Plan Benefits and Fringe Benefits(o)	0	3,350	0	3,350	20,025	0	0

Total for Mr. Pustulka	680,418	828,718	621,384	828,718	2,744,934	534,234	1,106,168

(a)	For all officers, other than Mr. Ackerman who retired at June 1, 2008, severance is equal to 1.99 multiplied by the sum of i.) annual base salary and ii.) the average of the named executive officer’s annual cash bonus for the two fiscal years of the Company ending immediately prior to the effective date of the change in control. The earned salary and severance amount shall be paid in cash in a lump sum.

(b)	Represents the Annual At Risk Award or Short Term Incentive bonus paid in December 2008 that was earned in fiscal 2008. This amount also appears in the Summary Compensation table.

(c)	The target incentive payable to Mr. Ackerman of $2,802,212 at September 30, 2008, represents the estimated target incentive if he were to die. The total estimated payment of $2,802,212 is composed of $1,082,900 for the three-year performance period ended September 30, 2008, $859,656 for the three-year performance period ended September 30, 2009, and $859,656 for the three-year performance period ended September 30, 2010.

The target incentive payable to Mr. Smith of $1,377,227 at September 30, 2008, represents the estimated target incentive if he were to terminate, except for cause, as a participant of the three separate performance periods. The total estimated payment of $1,377,227 is composed of $624,750 for the three-year performance period ended September 30, 2008, $427,607 for the three-year performance period ended September 30, 2009, and $324,870 for the three-year performance period ended September 30, 2010.

The target incentive payable to Mr. Tanski of $953,785 at September 30, 2008, represents the estimated target incentive if he were to terminate, except for cause, as a participant of the three separate performance periods. The total estimated payment of $953,785 is composed of $416,500 for the three-year performance period ended September 30, 2008, $342,918 for the three-year performance period ended September 30, 2009, and $194,367 for the three-year performance period ended September 30, 2010.

The target incentive payable to Mrs. Cellino and Mr. Pustulka of $308,210 at September 30, 2008, represents the estimated target incentive if she/he were to terminate, except for cause, as a participant of the three separate performance periods. The total estimated payment of $308,210 is composed of $141,610 for the three-year performance period ended September 30, 2008, $111,067 for the three-year performance period ended September 30, 2009, and $55,533 for the three-year performance period ended September 30, 2010.

The target incentive payable to Mr. Cabell of $431,772 at September 30, 2008, represents the estimated target incentive if he were to terminate, except for cause, as a participant in two of the three performance periods in which he participates. The total estimated payment of $431,772 is composed of $306,822 for the three-year performance period ended September 30, 2009 and $124,950 for the three-year performance period ended September 30, 2010.

The above payments in respect of any three-year performance period will be paid in a lump sum cash amount not later than 2 1/2 months after the end of the calendar year in which the relevant performance period ends.

(d)	If the named executive officer elected to be bound by the non-compete provision contained in the Employment Continuation and Noncompetition Agreement, he shall receive a lump sum payment within 30 days following the named executive officer’s date of termination equal to one times the sum of i.) the named executive officer’s annual base salary and ii.) the named executive officer’s average cash bonus payable to the named executive officer for the two fiscal years of the company ending immediately prior to the effective date of the change in control, as compensation for the covenant not to compete.

(e)	The value, at September 30, 2008, of any restricted stock that would have vested upon the termination of employment for the stated reason on September 30, 2008.

(f)	All named executive officers except for Mr. Ackerman have unvested options. However, only Mr. Cabell has certain options with a positive value as of September 30, 2008. Specifically, options granted in February 2008 vest in 1/3 increments on February 20, 2009, February 20, 2010, and February 20, 2011, subject to satisfaction of performance conditions. Because the exercise price of $47.37 is higher than the FMV of the stock on September 30, 2008 of $40.915, these February 2008 options have no value. Mr. Cabell also has unvested options issued on December 11, 2006 that would have vested at certain termination events and are scheduled to vest on December 11, 2009. The exercise price of Mr. Cabell’s December 2006 options is $39.50.

(g)	This represents the total number of vested options outstanding at September 30, 2008 multiplied by the difference between the FMV of stock on September 30, 2008 and the exercise price of each option. Under the terms of the 1997 Award and Option Plan this amount will be paid in a lump sum, which is why this is separately disclosed.

(h)	Represents the Deferred Compensation Plan (“DCP”) balances as of September 30, 2008, except for Mr. Ackerman whose balance is as of June 1, 2008. Under the plan, DCP retirement and disability benefits are the same for participants listed on this table (Columns 2 and 4) and are calculated with the Plan-mandated switch to the Moody’s index rate six months prior to retirement or disability for those participants who elected a return based on the S&P 500 Minus 1.2% Election. For those participants, DCP retirement and disability benefits will be different than DCP benefits provided upon death or voluntary termination other than retirement. DCP benefits provided upon death are the full lump sum value of all account balances, with no switch to the Moody’s index rate as noted above (Column 3). DCP benefits provided upon termination other than death, retirement or disability are the lump sum value of all accounts. Benefits are paid as a lump sum in all situations except retirement or disability, in which case benefits are paid as an annuity.

Upon retirement, Mr. Ackerman would receive three separate monthly annuities, the present value of which equals $1,622,643. The first of those three payments began on June 1, 2008, Mr. Ackerman’s retirement date, in the amount of $7,787 per month for 15 years with a present value of $821,051. The other two projected payments consist of i.) a fifteen-year annuity of $3,180 per month with a present value of $400,953 and ii.) a ten-year annuity commencing at age 70 of $5,603 per month with a present value of $400,639. Upon death, Mr. Ackerman’s beneficiary would receive a lump sum payment of the value of all accounts.

Upon retirement and/or disability, Mr. Smith would receive a projected ten-year annuity of $2,169 per month with a present value of $196,979. The amounts for all other terminations are the account balances as of September 30, 2008.

Upon retirement and/or disability, Mrs. Cellino would receive a projected ten-year annuity of $3,165 per month with a present value of $273,799. The amounts for all other terminations are the account balances as of September 30, 2008.

Upon retirement and/or disability, Mr. Pustulka would receive two separate monthly annuities, the present value of which equals $101,706. The first is a projected five year annuity of $613 per month with a present value of $31,925. The second is a projected ten-year annuity of $839 per month with a present value of $69,781. The amounts for all other terminations are the account balances as of September 30, 2008.

Mr. Tanski does not have any outstanding account balances under the DCP. Mr. Cabell is not eligible to participate in the DCP.

(i)	For Mr. Ackerman this is the first amount payable following retirement (subject to at least a six month delay, in accordance with IRC Section 409A). Three subsequent payments of the same amount would be made in each of the next three years pursuant to Mr. Ackerman’s election. For each of the other named executive officers, this is the value of the first payment payable under the Executive Retirement Plan (the “ERP”) that would have been due following the termination of employment for the stated reason on September 30, 2008, as elected by the named executive officer. If a payment is shown in any column on this line (except for amounts shown in the Column 3, “Death”), three additional payments of the same amount would be made under the ERP, one in each of the next three years as elected by the named executive officer. Column 3, “Death”, represents a straight life annuity payment to the named executive officer’s surviving spouse/beneficiary until his/her death. For further description of the ERP, the calculation of the benefit payable under the ERP and the applicable early retirement percentages, please refer to the caption “Executive Retirement Plan” following the Pension Benefits Table.

The amounts in this row represent the following, with respect to benefits provided under the ERP:

Mr. Ackerman retired on June 1, 2008 with an unreduced retirement benefit. His first Executive Retirement Plan payment will occur in January 2009, and subsequent payments will occur in January 2010, 2011 and 2012, as determined by his four year sum certain election. In the event of his death prior to commencement of the ERP benefit, Mr. Ackerman’s spouse shall receive the ERP benefit payment in the same form as elected.

For Mr. Smith, in the event of termination resulting from retirement, Mr. Smith is eligible to retire with a reduced retirement benefit that includes the tophat portion of the ERP benefit, but not the supplemental portion of the ERP. In the event of a voluntary termination, involuntary termination other than for cause or disability, Mr. Smith is eligible to receive a reduced early retirement benefit. With respect to an involuntary termination for cause (willful misconduct), no retirement benefits will be paid under the ERP. In the event of death prior to commencement of the ERP benefit, Mr. Smith’s spouse shall receive the ERP benefit for her lifetime commencing on the first day of the month following the date of death.

For Mr. Tanski, in the event of termination resulting from retirement, Mr. Tanski is eligible to retire with a reduced retirement benefit that includes the tophat and supplemental portions of the ERP benefit. In the event of a voluntary termination, involuntary termination other than for cause or disability, Mr. Tanski is eligible to receive a reduced early retirement benefit. With respect to an involuntary termination for cause (willful misconduct), no retirement benefits will be paid under the ERP. In the event of death prior to commencement of the ERP benefit, Mr. Tanski’s spouse shall receive the ERP benefit for her lifetime commencing on the first day of the month following the date of death.

For Mrs. Cellino, in the event of termination resulting from retirement, Mrs. Cellino is eligible to retire with a reduced retirement benefit that includes the tophat portion of the ERP benefit, but not the supplemental portion of the ERP. In the event of a voluntary termination, involuntary termination other than for cause or disability, Mrs. Cellino is eligible to receive a reduced early retirement benefit. With respect to an involuntary termination for cause (willful misconduct), no retirement benefits will be paid under the ERP. In the event of death prior to commencement of the ERP benefit, Mrs. Cellino’s spouse shall receive the ERP benefit for his lifetime commencing on the first day of the month following the date of death.

For Mr. Pustulka, in the event of termination resulting from retirement, Mr. Pustulka is eligible to retire with a reduced retirement benefit that includes the tophat and supplemental portions of the ERP. In the event of a voluntary termination, involuntary termination other than for cause or disability, Mr. Pustulka is eligible to receive a reduced early retirement benefit. With respect to an involuntary termination for cause (willful misconduct), no retirement benefits will be paid under the ERP. In the event of death prior to commencement of the ERP benefit, Mr. Pustulka’s spouse shall receive the ERP benefit for her lifetime commencing on the first day of the month following the date of death.

(j)	Represents the annual benefit payable under the Retirement Benefit Agreement, expressed as a 50% joint and survivor annuity.

(k)	Represents the 401(k) Tophat Plan benefit for the period January 1, 2008 through September 30, 2008.

(l)	Represents the RSA Tophat Plan benefit for Mr. Cabell for the period January 1, 2008 through September 30, 2008.

(m)	For all terminations other than for a Change-in-Control: the officer receives the same health benefits as other supervisory employees hired prior to January 1, 2003. The amount shown under column (5) represents 18 months of COBRA rates for medical, drug and dental. The actual COBRA rates were used for 2008 and 2009 and the 2010 rates were projected using a 9% trend for medical, 10% for drug and 5% for dental.

(n)	Mr. Ackerman by contract, would receive a death benefit payment based on two times the sum of his base salary at the time of retirement and his most recent annual cash bonus, less proceeds paid under his split dollar policy. The amount that would have been paid by the Company if he had died is $1,297,469. If Mr. Ackerman survives to age 70, he would instead receive a lump sum payment of $968,905.

(o)	For Columns (2) and (4), this represents an allowance for tax preparation and financial planning in the year following the year of retirement and/or disability. For Column (5), this includes an allowance for tax preparation and financial planning and the annual payment for life insurance under the ExecutiveLife Insurance Plan for 18 months. Mr. Tanski, Mrs. Cellino and Mr.

Pustulka are participants in the ExecutiveLife Insurance Plan.
Directors’ Compensation
     The Retainer Policy for Non-Employee Directors (the “Retainer Policy”), which replaced both the Board’s preexisting retainer policy and the Retirement Plan for Non-Employee Directors (the “Directors’ Retirement Plan”), was approved at the 1997 Annual Meeting of Stockholders. Directors who are not Company employees or retired employees do not participate in any of the Company’s employee benefit or compensation plans. Directors who are current employees receive no compensation for serving as directors. Only non-employee directors are covered by the Retainer Policy, under which directors are paid in money plus an amount of common stock adjusted from time to time.
     In fiscal 2008, pursuant to the Retainer Policy, non-employee directors, with the exception of Mr. Ackerman, were each paid an annual retainer of $32,000 and 1,200 shares of Common Stock, payable in quarterly increments. Common Stock issued to non-employee directors under the Retainer Policy is nontransferable until the later of two years from issuance or six months after the recipient’s cessation of service as a director of the Company.
     Non-employee directors were each paid a fee of $2,000 for each Board meeting and $2,000 for each Committee meeting attended in person or by telephone. Non-employee directors were each paid an additional annual retainer fee of $7,500 if appointed as Chairman of any committee; accordingly, Messrs. Brady, Matthews and Mazanec each received an additional annual retainer fee of $7,500 during fiscal 2008.
     Benefit accruals under the Directors’ Retirement Plan ceased for each current non-employee director on December 31, 1996. Mr. Brady is the only current director eligible for benefits under the Directors’ Retirement Plan benefits, and will receive his accrued Directors’ Retirement Plan benefits of $1,800 per year for up to ten years. People who first become directors after February 1997 are not eligible to receive benefits under the Directors’ Retirement Plan. The Directors’ Retirement Plan pays an annual retirement benefit equal to 10% of the annual retainer in effect on December 31, 1996 ($18,000 per year), multiplied by the number of full years of service prior to January 1, 1997, but not to exceed 100% of that annual retainer. The retirement benefit would begin upon the later of the date of the director’s retirement from the board or the date the director turns age 70, and would continue until the earlier of the expiration of ten years or the death of the director.
          In addition, in place of the above-described director compensation, Philip C. Ackerman, the Chairman of the Board of Directors, received director compensation under a Director Services Agreement (“Agreement”). Generally, the Agreement provides that, effective as of June 1, 2008, after Mr. Ackerman’s retirement from the Company, he will perform the duties and responsibilities of Chairman of the Board of Directors as established under the Company’s By-Laws and Corporate Governance Guidelines, and consult with the Chief Executive Officer on matters pertaining to the administration and operation of the Company that Mr. Ackerman or the Chief Executive Officer deems appropriate. In no event will Mr. Ackerman provide, or be required to provide, services during the term of the Agreement for more than the equivalent of fifty full time days in any calendar year (pro-rated for the partial calendar years during such period at the beginning and the end of the Chairman Services Period). Under the Agreement, Mr. Ackerman will receive an annual fee equal to $400,000. The Agreement is for a term of one year and as otherwise agreed by the Board, the Chief Executive Officer and by Mr. Ackerman. Under the Agreement, Mr. Ackerman is not eligible for any other compensation for his services, or to accrue any additional benefits under any employee benefit plans of the Company. The Company reimburses Mr. Ackerman for reasonable travel, lodging, meals and other appropriate expenses incurred by him and provides him with suitable office space on its premises and appropriate secretarial services on an as needed basis under the Agreement.
          Under the settlement agreement between the Company and New Mountain Vantage GP, L.L.C. and its affiliates, including the California Public Employees Retirement System (collectively “Vantage”), at Vantage’s request Mr. Salerno receives no compensation for his Board service for as long as Vantage continues to hold common stock of the Company.
          The Company requires that each director, in order to receive compensation for service as a director, must beneficially own at least 500 shares of Common Stock during the first year of service as a director, at least 1,000 shares during the second year of service and at least 2,500 shares thereafter. The transfer of shares issued by the Company to a director as compensation for service as a director is prohibited until the later of (i) two years after the date those shares were issued to the director, or (ii) six months after the director ceases to be as a director of the Company; however, upon death those transferability restrictions disappear.

     The following table sets forth the compensation paid to each non-employee director for service during fiscal 2008:
DIRECTOR COMPENSATION TABLE — FISCAL 2008

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash ($)	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(1)	($)(2)	($)	($)	(3) ($)	(4) ($)	($)
Philip C. Ackerman	133,333	None	None	None	N/A	3	133,336
Robert T. Brady	75,500	60,019	None	None	N/A	9	135,528
R. Don Cash	88,000	60,019	None	None	N/A	9	148,028
Stephen E. Ewing	78,000	60,019	None	None	N/A	9	138,028
Rolland E. Kidder	70,000	60,019	None	None	N/A	9	130,028
Craig G. Matthews	75,500	60,019	None	None	N/A	9	135,528
George L. Mazanec	89,500	60,019	None	None	N/A	9	149,528
Richard G. Reiten	70,000	60,019	None	None	N/A	9	130,028
John F. Riordan	52,000	60,019	None	None	N/A	9	112,028
Frederick V. Salerno (5)	None	None	None	None	N/A	None	None

(1)	Represents the portion of the annual retainer paid in cash, plus meeting fees, except for Mr. Ackerman. For Mr. Ackerman it represents the prorated portion of his annual fee due for the period of June 1 — September 30, 2008.

(2)	Represents the fair value as required by Statement of Financial Accounting Standards 123R, on the date of issuance, of the Common Stock issued pursuant to the current Retainer Policy. The average of the high and low stock price on each date of issuance was used to compute the fair value. The average prices were as follows: $47.07 for October 1, 2007, $46.52 for January 2, 2008, $47.35 April 1 2008 and $59.125 for July 1, 2008. As of September 30, 2008, the aggregate number of shares paid under the Retainer Policy to Messrs. Brady, Cash, Ewing, Kidder, Matthews, Mazanec, and Reiten are 10,100, 6,733, 1,946, 7,190, 4,341, 10,100, and 4,576 respectively.

(3)	Benefit accruals under the Directors Retirement Plan ceased for each current non-employee director on December 31, 1996. Mr. Brady is the only active director who has an accrued pension benefit under this plan. His retirement benefit will begin upon the later of the date of his retirement as a director or the date he turns age 70. His benefit is fixed at a set amount of $1,800 per year with no increase in future benefits. The Company expensed the present value of this future benefit in a prior fiscal year and continues to expense only the interest associated with this benefit. The fiscal 2008 interest expense to the Company was $ 331.65. The directors do not have a non-qualified deferred compensation plan or any other pension plan.

(4)	Represents premiums paid on a Blanket-Travel Insurance Policy, which covers each director up to a maximum benefit of $500,000. This insurance provides coverage in case of death or injury while on a trip for Company business.

(5)	Under the settlement agreement between the Company and Vantage at Vantage’s request Mr. Salerno receives no compensation for his Board service for as long as Vantage continues to hold common stock of the Company.
Compensation Committee Interlocks and Insider Participation
     There are no “Compensation Committee interlocks” or “insider participation” which SEC regulations or NYSE listing standards require to be disclosed in this report.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
          The following table sets forth for each current director, each nominee for director, each of the executive officers named in the Summary Compensation Table, and for all directors and officers as a group, information concerning beneficial ownership of Common Stock. The Common Stock is the only class of Company equity securities outstanding. Unless otherwise stated, to the best of the Company’s knowledge, each person has sole voting and investment power with respect to the shares listed, including shares which the individual has the right to acquire through exercise of stock options but has not done so. All information is as of November 30, 2008, except as otherwise indicated.

			Shares Held in
Name of Beneficial	Exercisable Stock	Shares held	401(k)	Restricted	Shares Otherwise		Percent of
Owner	Options(1)	in ESOP(2)	Plan(3)	Stock(4)	Beneficially Owned(5)		Class(6)
Philip C. Ackerman	1,816,890	22,052	17,772	1,328	580,685	(7)	2.98%
Robert T. Brady	0	0	0	0	12,600		*
Matthew D. Cabell	0	0	345	40,000	2,000		*
R. Don Cash	0	0	0	0	11,033	(8)	*
Anna Marie Cellino	152,918	1,054	10,650	0	83,319		*
Stephen E. Ewing	0	0	0	0	3,746		*
Rolland E. Kidder	0	0	0	0	24,490	(9)	*
Craig G. Matthews	0	0	0	0	6,937		*
George L. Mazanec	0	0	0	0	13,400	(10)	*
John R. Pustulka	66,082	3,683	13,534	0	30,392		*
Richard G. Reiten	0	0	0	0	5,876		*
Frederic F. Salerno	0	0	0	0	100		*
David F. Smith	305,000	1,774	12,996	0	122,906	(11)	*
Ronald J. Tanski	251,000	2,848	16,181	0	86,158	(12)	*
Directors and Executive Officers as a Group (19 individuals)	3,230,790	35,505	115,675	41,328	1,060,898		5.34%

*	Represents beneficial ownership of less than 1% of issued and outstanding Common Stock on November 30, 2008.

(1)	This column lists shares with respect to which each of the named individuals, and all current directors and executive officers as a group (19 individuals), have the right to acquire beneficial ownership within 60 days of November 30, 2008, through the exercise of stock options granted under the 1997 Award and Option Plan. Stock options, until exercised, have no voting power.

(2)	This column lists shares held in the Company and Subsidiaries Employee Stock Ownership Plan (“ESOP”). The beneficial owners of these shares have sole voting power with respect to shares held in the ESOP, but do not have investment power respecting most of those shares until they are distributed.

(3)	This column lists shares held in the Company Tax-Deferred Savings Plan for Non-Union Employees (“TDSP”), a 401(k) plan. The beneficial owners of these shares have sole voting and investment power with respect to shares held in the TDSP.

(4)	This column lists shares of restricted stock, certain restrictions on which had not lapsed as of November 30, 2008. Owners of restricted stock have power to vote the shares, but have no investment power with respect to the shares until the restrictions lapse.

(5)	This column includes shares held of record and any shares beneficially owned through a bank, broker or other nominee.

(6)	This column lists the sum of the individual’s (or individuals’) stock options and shares shown on this table, expressed as a percent of the Company’s outstanding shares and that individual’s (or individuals’) exercisable stock options at November 30, 2008.

(7)	Includes 1,000 shares held by Mr. Ackerman’s wife in trust for her mother, and 76,250 shares also held in trust, as to which shares Mr. Ackerman disclaims beneficial ownership, and 220 shares with respect to which Mr. Ackerman shares voting and investment power with his wife.

(8)	Includes 3,000 shares held by the Don Kay Clay Cash Foundation, a Utah not-for-profit corporation, of which Mr. Cash, his wife, son and daughter-in-law are directors. Mr. Cash disclaims beneficial ownership of these shares.

(9)	Includes 10,000 shares owned by Mr. Kidder’s wife, as to which Mr. Kidder shares voting and investment power.

(10)	Includes 600 shares owned by Mr. Mazanec’s wife, as to which Mr. Mazanec shares voting and investment power.

(11)	Includes 51,902 shares owned by Mr. Smith’s wife, as to which Mr. Smith shares voting and investment power.

(12)	Includes 614 shares owned jointly with Mr. Tanski’s wife, as to which Mr. Tanski shares voting and investment power.
As of November 30, 2008, the Company knows of no one who beneficially owns in excess of 5% of the Company’s Common Stock, which is the only class of Company stock outstanding, except as set forth in the table below.

	Shares Held as
	Trustee for Company	Shares		Percent
	Employee Benefit	Otherwise		of
Name and Address of Beneficial Owner	Plans(1)	Beneficially held		Class(2)
Vanguard Fiduciary Trust Company	4,665,677	2,091,580	(3)	8.51%
100 Vanguard Boulevard Malvern, PA 19355
New Mountain Vantage, GP L.L.C	N/A	7,397,400	(4)(5)	9.31%
787 7th Avenue, 49th floor New York, NY 10091

(1)	This column lists the shares held by Vanguard Fiduciary Trust Company in its capacity as trustee for certain employee benefit plans. Vanguard Fiduciary Trust Company held 4,665,677 shares on behalf of the plans as of November 30, 2008, all of which have been allocated to plan participants. The plan trustee votes the shares allocated to participant accounts as directed by those participants. Shares held by the trustee on behalf of the plans as to which participants have made no timely voting directions are voted by the Trustee in the same proportion as the shares of Common Stock for which the Trustee received timely directions, except in the case where to do so would be inconsistent with provisions of Title I of ERISA. Vanguard Fiduciary Trust Company disclaims beneficial ownership of all shares held in trust by the trustee that have been allocated to the individual accounts of participants in the plans for which directions have been received, pursuant to Rule 13d-4 under the Securities Exchange Act.

(2)	This column lists the sum of the shares shown on this table, expressed as a percent of the Company’s outstanding shares at November 30, 2008.

(3)	The Vanguard Group, which is affiliated with Vanguard Fiduciary Trust Company, has sole investment and voting discretion with respect to these shares of Company common stock, according to its Form 13F for the period ended September 30, 2008.

(4)	These shares are derived from a Form 13F filing made by New Mountain Vantage Advisers, L.L.C. for the period ended September 30, 2008 on behalf of New Mountain Advisers, L.L.C., New Mountain Vantage GP, L.L.C. and Steven B. Klinsky. The 13F filing shows that the shares over which these entities have sole voting power are 4,720,400 shares and that there is shared voting power for 2,677,000 shares.

(5)	According to a Settlement Agreement dated January 24, 2008 (and filed with the SEC on that same date) among the Company and New Mountain Vantage, GP L.L.C., New Mountain Vantage, L.P., New Mountain Vantage (California), L.P., New Mountain Vantage (Texas), L.P., New Mountain Vantage Advisers, L.L.C., New Mountain Vantage (Cayman), Ltd., New Mountain Vantage HoldCo Ltd., Mr. Steven B. Klinsky, NMV Special Holdings, L.L.C., California Public Employees’ Retirement System (“CalPERS”), F. Fox Benton, III, David M. DiDomenico, Frederic V. Salerno (collectively, the “New Mountain Group”), this year the New Mountain Group (except CalPERS) must vote all of the shares which any of the New Mountain Group is entitled to vote in favor of the Board’s nominees for director, and in accordance with the Board’s recommendation on any other proposal submitted to the Company’s stockholders by a person other than the Company. The Settlement Agreement applies solely to votes cast at the 2009 Annual Meeting. CalPERS is not bound by these requirements for the 2009 Annual Meeting. In the Settlement Agreement, the New Mountain Group represents that CalPERS retained sole voting power of the 2,677,000 shares identified in note 4) above, which may also be deemed to be beneficially owned by NMV Special Holdings, L.L.C..

EQUITY COMPENSATION PLAN INFORMATION
As of September 30, 2008

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,829,697	$27.30	771,452	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	6,829,697	$27.30	771,452

(1)	Of the securities listed in column (c), 25,655 were reserved at September 30, 2008 for issuance pursuant to the Company’s Retainer Policy for Non-Employee Directors. The remaining 745,797 are available for future issuance under the 1997 Award and Option Plan.

Item 13 Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
     The Company had no related person transactions in fiscal 2008. The Company’s Code of Business Conduct and Ethics (which is in writing and available to stockholders as described above) identifies the avoidance of any actual or perceived conflicts between personal interests and Company interests as an essential part of the responsibility of the Company’s directors, officers and employees. The Code provides that a conflict of interest may arise when a director, officer or employee receives improper personal benefits as a result of his or her position in the Company, or when personal situations tend to influence or compromise a director’s, officer’s or employee’s ability to render impartial business decisions in the best interest of the Company. Potential conflicts of interest under the Code would include but not be limited to related person transactions. The Audit Committee administers the Code as it relates to the Company’s directors and executive officers.
Director Independence
     The Board of Directors has determined that directors Brady, Cash, Ewing, Kidder, Matthews, Mazanec, Reiten, Salerno and Riordan, during the time he served as director, are (or were in the case of Mr. Riordan who passed away during the year after a short illness) independent, and that Mr. Ackerman, Chairman of the Board of the Company, and Mr. Smith, Chief Executive Officer and President of the Company, are not due to their employment relationship, which for Mr. Ackerman ceased June 1, 2008. The Board’s determinations of director independence were made in accordance with the listing standards of the New York Stock Exchange (NYSE) and the Director Independence Guidelines adopted by the Board and available on the Company’s website at www.nationalfuelgas.com. Generally, the Director Independence Guidelines provide that, in order for a director to be considered independent, the Board must affirmatively determine that the director has no direct or indirect material relationship with the Company or any subsidiary, after consideration of all relevant facts and circumstances not merely from the standpoint of the director, but also from that of persons or entities with which the director has an affiliation. Specifically, the Director Independence Guidelines set out seven specific circumstances in which a director will not be considered independent, and three categorical types of commercial or charitable relationships that will not be considered material relationships for purposes of determining whether a director is independent. The Director Independence Guidelines also set out four types of independence-related disclosures that the Company will continue to make.
Item 14 Principal Accountant Fees and Services
AUDIT FEES
     In addition to retaining PricewaterhouseCoopers LLP to report on the annual consolidated financial statements of the Company for fiscal 2008, the Company retained PricewaterhouseCoopers LLP to provide various non-audit services in fiscal 2008. The aggregate fees billed for professional services by PricewaterhouseCoopers LLP for each of the last two fiscal years were as follows:

	2007	2008
Audit Fees(1)	$1,391,150	$1,379,079
Audit-Related Fees(2)	$20,000	$0
Tax Fees
Tax advice and planning(3)	$356,150	$44,900
Tax compliance(4)	$122,595	$139,000
All Other Fees(5)	$39,585	$2,610

TOTAL	$1,929,480	$1,565,589

(1)	Audit Fees include audits of consolidated financial statements and internal control over financial reporting, reviews of financial statements included in quarterly Forms 10-Q, comfort letters and consents, and audits of certain of the Company’s wholly owned subsidiaries to meet statutory or regulatory requirements.

(2)	Audit-Related Fees include audits of certain of the Company’s wholly-owned subsidiaries not required by statute or regulation, and consultations concerning technical financial accounting and reporting standards and implementation of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

(3)	Tax advice and planning includes consultations on various federal, state and foreign tax matters.

(4)	Tax compliance includes tax return preparation and tax audit assistance.

(5)	All Other Fees relate to permissible fees other than those described above and include the software-licensing fee for an accounting and financial reporting research tool.
          The Audit Committee’s charter (available on the Company’s website at www.nationalfuelgas.com and in print to stockholders who request a copy from the Company’s Secretary at its principal office) references its pre-approval policies and procedures. The committee has pre-approved the use of PricewaterhouseCoopers LLP for specific types of services, including various audit and audit-related services and certain tax services, among others. The chair of the committee and, in his absence, another specified member of the committee are authorized to pre-approve any audit or non-audit service on behalf of the committee. Each pre-approval is to be reported to the full committee at the first regularly scheduled committee meeting following such pre-approval. The Company’s Reporting Procedures for Accounting and Auditing Matters are included in this proxy statement as Appendix C.
          For fiscal 2008, none of the services provided by PricewaterhouseCoopers LLP were approved by the Audit Committee in reliance upon the “de minimus exception” contained in Section 202 of Sarbanes-Oxley and codified in Section 10A(i)(1)(B) of the Securities Exchange Act and in 17 CFR 210.2-01(c)(7)(i)(C).
PART IV
Item 15 Exhibits and Financial Statement Schedules
(a)3. Exhibits

Exhibit	Description of
Number	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Fuel Gas Company
(Registrant)

By	/s/ D. F. Smith

D. F. Smith
President and Chief Executive Officer
Date: January 6, 2009