Form 10-Q
period 2008-12-31
NATIONAL FUEL GAS CO
filed 2009-02-06
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Common stock, $1 par value, outstanding at January 31, 2009: 79,514,816 shares.

GLOSSARY OF TERMS
Frequently used abbreviations, acronyms, or terms used in this report:
National Fuel Gas Companies

Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Data-Track	Data-Track Account Services, Inc.
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
ESNE	Energy Systems North East, LLC
Highland	Highland Forest Resources, Inc.
Horizon	Horizon Energy Development, Inc.
Horizon LFG	Horizon LFG, Inc.
Horizon Power	Horizon Power, Inc.
Leidy Hub	Leidy Hub, Inc.
Midstream	National Fuel Gas Midstream Corporation
Model City	Model City Energy, LLC
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
SECI	Seneca Energy Canada Inc.
Seneca	Seneca Resources Corporation
Seneca Energy	Seneca Energy II, LLC
Supply Corporation	National Fuel Gas Supply Corporation
Regulatory Agencies

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission
Other

2008 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2008, as amended
ARB 51	Accounting Research Bulletin No. 51, Consolidated Financial Statements
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Board foot	A measure of lumber and/or timber equal to 12 inches in length by 12 inches in width by one inch in thickness.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
Degree day	A measure of the coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.
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

LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
Mbbl	Thousand barrels (of oil)
Mcf	Thousand cubic feet (of natural gas)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDth	Thousand decatherms (of natural gas)
MMBtu	Million British thermal units
MMcf	Million cubic feet (of natural gas)
NYMEX	New York Mercantile Exchange. An exchange which maintains a futures market for crude oil and natural gas.
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

SAR	Stock-settled stock appreciation right
SFAS	Statement of Financial Accounting Standards
SFAS 87	Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions

GLOSSARY OF TERMS (Concl.)

SFAS 88	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits
SFAS 106	Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
SFAS 115	Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities
SFAS 123R	Statement of Financial Accounting Standards No. 123R, Share-Based Payment
SFAS 131	Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information
SFAS 132R	Statement of Financial Accounting Standards No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits
SFAS 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
SFAS 141R	Statement of Financial Accounting Standards No. 141R, Business Combinations
SFAS 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements
SFAS 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106, and 132R
SFAS 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115
SFAS 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.
SFAS 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133
Stock acquisitions	Investments in corporations.
Unbundled service	A service that has been separated from other services, with rates charged that reflect only the cost of the separated service.
VEBA	Voluntary Employees’ Beneficiary Association
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

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three Months Ended December 31, 2008 and 2007	6

b. Consolidated Balance Sheets – December 31, 2008 and September 30, 2008	7 - 8

c. Consolidated Statements of Cash Flows – Three Months Ended December 31, 2008 and 2007	9

d. Consolidated Statements of Comprehensive Income — Three Months Ended December 31, 2008 and 2007	10

e. Notes to Consolidated Financial Statements	11 - 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II. Other Information

Item 1. Legal Proceedings	42

Item 1 A. Risk Factors	42 - 44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	•

Item 4. Submission of Matters to a Vote of Security Holders	•

Item 5. Other Information	•

Item 6. Exhibits	45 - 46

Signatures	47
EX-10.1
EX-10.2
EX-10.3
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
(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2008	2007

INCOME
Operating Revenues	$607,163	$568,268

Operating Expenses
Purchased Gas	328,733	278,010
Operation and Maintenance	101,334	102,455
Property, Franchise and Other Taxes	18,762	17,672
Depreciation, Depletion and Amortization	42,342	44,121
Impairment of Oil and Gas Producing Properties	182,811	—

	673,982	442,258

Operating Income (Loss)	(66,819)	126,010
Other Income (Expense):
Income (Loss) from Unconsolidated Subsidiaries	(686)	2,275
Interest Income	1,892	3,093
Other Income	5,327	1,253
Interest Expense on Long-Term Debt	(18,056)	(16,289)
Other Interest Expense	375	(724)

Income (Loss) Before Income Taxes	(77,967)	115,618
Income Tax Expense (Benefit)	(35,289)	45,014

Net Income (Loss) Available for Common Stock	(42,678)	70,604

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	953,799	983,776

	911,121	1,054,380
Cumulative Effect of the Adoption of FIN 48	—	(406)
Adoption of SFAS 158 Measurement Date Provision	(804)	—
Dividends on Common Stock (2008 - $0.325; 2007 - $0.31)	(25,841)	(26,023)

Balance at December 31	$884,476	$1,027,951

Earnings Per Common Share:
Basic:
Net Income (Loss) Available for Common Stock	$(0.54)	$0.84

Diluted:
Net Income (Loss) Available for Common Stock	$(0.53)	$0.82

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	79,289,005	83,611,177

Used in Diluted Calculation	80,167,893	85,819,534

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
(Thousands of Dollars)	2008	2008

ASSETS
Property, Plant and Equipment	$4,982,596	$4,873,969
Less — Accumulated Depreciation, Depletion and Amortization	1,938,841	1,719,869

	3,043,755	3,154,100

Current Assets
Cash and Temporary Cash Investments	136,685	68,239
Hedging Collateral Deposits	3,743	1
Receivables — Net of Allowance for Uncollectible Accounts of $41,369 and $33,117, Respectively	229,220	185,397
Unbilled Utility Revenue	79,404	24,364
Gas Stored Underground	64,279	87,294
Materials and Supplies — at average cost	25,694	31,317
Unrecovered Purchased Gas Costs	26,716	37,708
Other Current Assets	56,385	65,158
Deferred Income Taxes	6,340	—

	628,466	499,478

Other Assets
Recoverable Future Taxes	83,541	82,506
Unamortized Debt Expense	13,531	13,978
Other Regulatory Assets	190,890	189,587
Deferred Charges	4,233	4,417
Other Investments	69,801	80,640
Investments in Unconsolidated Subsidiaries	13,443	16,279
Goodwill	5,476	5,476
Intangible Assets	25,620	26,174
Prepaid Post-Retirement Benefit Costs	20,775	21,034
Fair Value of Derivative Financial Instruments	111,303	28,786
Other	13,353	7,732

	551,966	476,609

Total Assets	$4,224,187	$4,130,187

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
(Thousands of Dollars)	2008	2008

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value Authorized - 200,000,000 Shares; Issued And Outstanding – 79,512,716 Shares And 79,120,544 Shares, Respectively	$79,513	$79,121
Paid in Capital	580,377	567,716
Earnings Reinvested in the Business	884,476	953,799

Total Common Shareholder Equity Before Items of Other Comprehensive Income	1,544,366	1,600,636
Accumulated Other Comprehensive Income	50,101	2,963

Total Comprehensive Shareholders’ Equity	1,594,467	1,603,599
Long-Term Debt, Net of Current Portion	999,000	999,000

Total Capitalization	2,593,467	2,602,599

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	66,000	—
Current Portion of Long-Term Debt	100,000	100,000
Accounts Payable	197,968	142,520
Amounts Payable to Customers	4,715	2,753
Dividends Payable	25,841	25,714
Interest Payable on Long-Term Debt	15,557	22,114
Customer Advances	30,093	33,017
Other Accruals and Current Liabilities	65,415	45,220
Deferred Income Taxes	—	1,871
Fair Value of Derivative Financial Instruments	2,941	1,362

	508,530	374,571

Deferred Credits
Deferred Income Taxes	604,044	634,372
Taxes Refundable to Customers	18,452	18,449
Unamortized Investment Tax Credit	4,516	4,691
Cost of Removal Regulatory Liability	103,877	103,100
Other Regulatory Liabilities	96,378	91,933
Pension and Other Post-Retirement Liabilities	73,076	78,909
Asset Retirement Obligations	92,597	93,247
Other Deferred Credits	129,250	128,316

	1,122,190	1,153,017

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,224,187	$4,130,187

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars)	2008	2007

OPERATING ACTIVITIES
Net Income (Loss) Available for Common Stock	$(42,678)	$70,604
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	182,811	—
Depreciation, Depletion and Amortization	42,342	44,121
Deferred Income Taxes	(69,626)	5,296
(Income) Loss from Unconsolidated Subsidiaries, Net of Cash Distributions	1,032	431
Impairment of Investment in Partnership	1,804	—
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(5,927)	(16,275)
Other	6,628	4,916
Change in:
Hedging Collateral Deposits	(3,742)	2,070
Receivables and Unbilled Utility Revenue	(98,914)	(127,894)
Gas Stored Underground and Materials and Supplies	20,971	(186)
Unrecovered Purchased Gas Costs	10,992	2,583
Prepayments and Other Current Assets	14,958	10,422
Accounts Payable	3,705	42,398
Amounts Payable to Customers	1,962	(1,228)
Customer Advances	(2,924)	635
Other Accruals and Current Liabilities	30,407	25,400
Other Assets	12,560	10,163
Other Liabilities	(6,217)	1,889

Net Cash Provided by Operating Activities	100,144	75,345

INVESTING ACTIVITIES
Capital Expenditures	(84,268)	(69,744)
Cash Held in Escrow	—	58,397
Net Proceeds from Sale of Oil and Gas Producing Properties	—	1,500
Other	(632)	(761)

Net Cash Used in Investing Activities	(84,900)	(10,608)

FINANCING ACTIVITIES
Change in Notes Payable to Banks and Commercial Paper	66,000	—
Excess Tax Benefits Associated with Stock-Based Compensation Awards	5,927	16,275
Reduction of Long-Term Debt	—	(24)
Dividends Paid on Common Stock	(25,714)	(25,873)
Net Proceeds from Issuance of Common Stock	6,989	9,846

Net Cash Provided by Financing Activities	53,202	224

Net Increase in Cash and Temporary Cash Investments	68,446	64,961

Cash and Temporary Cash Investments at October 1	68,239	124,806

Cash and Temporary Cash Investments at December 31	$136,685	$189,767

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars)	2008	2007

Net Income (Loss) Available for Common Stock	$(42,678)	$70,604

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	8	(18)
Unrealized Loss on Securities Available for Sale Arising During the Period	(10,032)	(1,201)
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	118,880	(20,859)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(28,792)	5,421

Other Comprehensive Income (Loss), Before Tax	80,064	(16,657)

Income Tax Benefit Related to Unrealized Loss on Securities Available for Sale Arising During the Period	(3,791)	(59)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	48,128	(8,648)
Reclassification Adjustment for Income Tax (Expense) Benefit on Realized (Gains) Losses from Derivative Financial Instruments In Net Income	(11,411)	2,133

Income Taxes – Net	32,926	(6,574)

Other Comprehensive Income (Loss)	47,138	(10,083)

Comprehensive Income	$4,460	$60,521

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
Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2008, 2007 and 2006 that are included in the Company’s 2008 Form 10-K. The consolidated financial statements for the year ended September 30, 2009 will be audited by the Company’s independent registered public accounting firm after the end of the fiscal year.
     The earnings for the three months ended December 31, 2008 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2009. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.
Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of generally three months or less to be cash equivalents.
     At December 31, 2008, the Company accrued $51.7 million of capital expenditures in the Exploration and Production segment, the majority of which was for lease acquisitions in the Appalachian region. This amount was excluded from the Consolidated Statement of Cash Flows at December 31, 2008 since it represented a non-cash investing activity at that date.
     At September 30, 2008, the Company accrued $16.8 million of capital expenditures related to the construction of the Empire Connector project. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2008 since it represented a non-cash investing activity at that date. These capital expenditures were paid during the quarter ended December 31, 2008 and have been included in the Consolidated Statement of Cash Flows at December 31, 2008.
Hedging Collateral Deposits. This is an account title for cash held in margin accounts funded by the Company to serve as collateral for open positions on exchange-traded futures contracts and over-the-counter swap agreements.
     At December 31, 2008, the Company had hedging collateral deposits of $3.7 million related to its exchange-traded futures contracts. The Company’s over-the-counter swap agreements were in a significant asset position at December 31, 2008. Under the terms of those agreements, the Company was not required to fund any cash as hedging collateral; rather, the counterparties were required to provide collateral to the Company. The amount of the collateral received was $34.1 million. This amount

Item 1. Financial Statements (Cont.)
is included in Accounts Payable on the Consolidated Balance Sheet at December 31, 2008. It is the Company’s policy to not offset hedging collateral deposits paid or received against the derivative financial instruments liability or asset balances.
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
Gas Stored Underground — Current. In the Utility segment, gas stored underground – current is valued using the LIFO method. This value or cost is lower than the current market value of the gas stored underground. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $36.2 million at December 31, 2008, is reduced to zero by September 30 of each year as the inventory is replenished.
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
     Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying current market prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. The Company’s capitalized costs exceeded the full cost ceiling for the Company’s oil and gas properties at December 31, 2008. As such, the Company recognized a pre-tax impairment of $182.8 million at December 31, 2008. Deferred income taxes of $74.6 million were recorded associated with this impairment.

Item 1. Financial Statements (Cont.)
Accumulated Other Comprehensive Income. The components of Accumulated Other Comprehensive Income, net of related tax effect, are as follows (in thousands):

	At December 31, 2008	At September 30, 2008
Funded Status of the Pension and Other Post-Retirement Benefit Plans	$(19,741)	$(19,741)
Cumulative Foreign Currency Translation Adjustment	(63)	(71)
Net Unrealized Gain on Derivative Financial Instruments	69,320	15,949
Net Unrealized Gain on Securities Available for Sale (1)	585	6,826

Accumulated Other Comprehensive Income	$50,101	$2,963

(1)	Includes a balanced equity mutual fund that is in an unrealized loss position of $3.3 million ($2.1 million after taxes) and $1.1 million ($0.7 million after taxes) at December 31, 2008 and September 30, 2008, respectively. The fair value of this investment was $10.9 million at December 31, 2008 and $12.4 million at September 30, 2008. This investment has been in an unrealized loss position for less than twelve months. Based on this fact and the fact that management has the intent and ability to hold the investment for a sufficient period of time for the asset to recover in value, management does not consider this investment to be other than temporarily impaired.
Earnings Per Common Share. Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining diluted earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options and stock-settled SARs. The diluted weighted average shares outstanding shown on the Consolidated Statement of Income reflects the potential dilution as a result of these stock options and stock-settled SARs as determined using the Treasury Stock Method. Stock options and stock-settled SARs that are antidilutive are excluded from the calculation of diluted earnings per common share. For the quarter ended December 31, 2008, there were 765,000 stock options and 365,000 stock-settled SARs excluded as being antidilutive. For the quarter ended December 31, 2007, there were no stock options or stock-settled SARs excluded as being antidilutive.
Stock-Based Compensation. During the quarter ended December 31, 2008, the Company granted 610,000 performance-based stock-settled SARs having a weighted average exercise price of $29.88 per share. The weighted average grant date fair value of these stock-settled SARs was $4.09 per share. The accounting treatment for such stock-settled SARs is the same under SFAS 123R as the accounting for stock options under SFAS 123R. The stock-settled SARs granted during the quarter ended December 31, 2008 vest and become exerciseable annually in one-third increments, provided that a performance condition is met. The performance condition for each fiscal year, generally stated, is an increase over the prior fiscal year of at least five percent in certain oil and natural gas production of the Exploration and Production segment. The weighted average grant date fair value of these stock-settled SARs granted during the current quarter was estimated on the date of grant using the same accounting treatment that is applied for stock options under SFAS 123R, and assumes that the performance conditions specified will be achieved. If such conditions are not met or it is not considered probable that such conditions will be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
     There were no stock options or restricted share awards (non-vested stock as defined in SFAS 123R) granted during the quarter ended December 31, 2008.

Item 1. Financial Statements (Cont.)
New Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. In accordance with FASB Staff Position FAS No. 157-2, on October 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities that are recognized or disclosed at fair value on a recurring basis. The same FASB Staff Position delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the Company’s first quarter of fiscal 2010. For further discussion of the impact of the adoption of SFAS 157 for financial assets and financial liabilities, refer to Note 2 — Fair Value Measurements. The Company is currently evaluating the impact that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements. The Company has identified Goodwill as being the major nonfinancial asset that will be impacted by SFAS 157 and Asset Retirement Obligations as being the major nonfinancial liability that will be impacted by SFAS 157.
     In September 2006, the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R). SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, with limited exceptions. In accordance with SFAS 158, the Company has recognized the funded status of its benefit plans and implemented the disclosure requirements of SFAS 158 at September 30, 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be fully adopted by the Company by the end of fiscal 2009. The Company has historically measured its plan assets and benefit obligations using a June 30th measurement date. In anticipation of changing to a September 30th measurement date, the Company will be recording fifteen months of pension and other post-retirement benefit costs during fiscal 2009. In accordance with the provisions of SFAS 158, these costs have been calculated using June 30, 2008 measurement date data. Three of those months pertain to the period of July 1, 2008 to September 30, 2008. The pension and other post-retirement benefit costs for that period amounted to $5.1 million and have been recorded by the Company during the quarter ended December 31, 2008 as a $3.8 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $1.3 million ($0.8 million after tax) adjustment to earnings reinvested in the business. For further discussion of the impact of adopting the measurement date provisions of SFAS 158, refer to Note 8 – Retirement Plan and Other Post-Retirement Benefits.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS 159 became effective for the Company on October 1, 2008. The Company did not elect the fair value measurements option for any of its financial instruments other than those that are already being measured at fair value.
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
     On December 31, 2008, the SEC issued a final rule on Modernization of Oil and Gas Reporting. The final rule modifies the SEC’s reporting and disclosure rules for oil and gas reserves and aligns the full cost accounting rules with the revised disclosures. The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and gas reserves to a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. The revised reporting and disclosure requirements are effective for the Company’s Form 10-K for the period ended September 30, 2010. Early adoption is not permitted. The Company is currently evaluating the impact that adoption of these rules will have on its consolidated financial statements and MD&A disclosures.
Note 2 – Fair Value Measurements
     Beginning in fiscal 2009, the Company adopted the provisions of SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a fair-value hierarchy, which prioritizes the inputs used in valuation techniques that measure fair value. Those inputs are prioritized into three levels. Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly at the measurement date. Level 3 inputs are unobservable inputs for the asset or liability at the measurement date. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The adoption of SFAS 157 has not had a significant impact on the consolidated financial statements.
     The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Item 1. Financial Statements (Cont.)

Recurring Fair Value Measures	At fair value as of December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents	$114,547	$—	$—	$114,547
Derivative Financial Instruments	—	28,273	83,030	111,303
Other Investments	17,715	—	—	17,715
Hedging Collateral Deposits	3,743	—	—	3,743

Total	$136,005	$28,273	$83,030	$247,308

Liabilities:
Derivative Financial Instruments	$2,941	$—	$—	$2,941

Total	$2,941	$—	$—	$2,941

Derivative Financial Instruments
     The derivative financial instruments reported in Level 1 consist of NYMEX futures contracts. The hedging collateral deposits associated with these futures contracts have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 consist of natural gas swap agreements used in the Company’s Exploration and Production segment and natural gas swap agreements used in the Energy Marketing segment. The fair value of these natural gas price swap agreements is based on an internal model that uses observable inputs. The fair market value of the price swap agreements reported in Level 2 as assets has been reduced by $0.7 million based on an assessment of counterparty credit risk. The derivative financial instruments reported in Level 3 consist of all of the Exploration and Production segment’s crude oil swap agreements and some of its natural gas swap agreements. The fair value of the crude oil and natural gas price swap agreements is based on an internal model that uses both observable and unobservable inputs. The fair market value of the price swap agreements reported in Level 3 as assets has been reduced by $2.7 million based on an assessment of counterparty credit risk. This credit reserve, as well as the credit reserve established for the Level 2 price swap agreement assets, was determined by applying default probabilities to the anticipated cash flows that the Company is either expecting from its counterparties or expecting to pay to its counterparties.
Cash Equivalents
     The cash equivalents reported in Level 1 consist of SEC registered money market mutual funds.
Other Investments
     The other investments reported in Level 1 consist of publicly traded equity securities and a publicly traded balanced equity mutual fund.
     The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3.

Item 1. Financial Statements (Cont.)
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses –
		Realized and Unrealized
				Included in Other	Transfer
	October 1,	Included in		Comprehensive	In/Out of	December 31,
(Dollars in thousands)	2008	Earnings		Income	Level 3	2008
Assets:
Derivative Financial Instruments	$7,110	$(3,716	)(1)	$79,636	$—	$83,030

Total	$7,110	$(3,716)		$79,636	$—	$83,030

Liabilities:
Derivative Financial Instruments	$(777)	$(12,104	)(1)	$12,881	$—	$—

Total	$(777)	$(12,104)		$12,881	$—	$—

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended December 31, 2008.
Note 3 — Income Taxes
     The components of federal and state income taxes included in the Consolidated Statement of Income are as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Current Income Taxes
Federal	$26,518	$34,259
State	7,819	5,459

Deferred Income Taxes
Federal	(54,055)	(80)
State	(15,571)	5,376

	(35,289)	45,014

Deferred Investment Tax Credit	(174)	(174)

Total Income Taxes	$(35,463)	$44,840

Presented as Follows:
Other Income	$(174)	$(174)
Income Tax Expense (Benefit)	(35,289)	45,014

Total Income Taxes	$(35,463)	$44,840

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income (loss) before income taxes. The following is a reconciliation of this difference (in thousands):

Item 1. Financial Statements (Cont.)

	Three Months Ended
	December 31,
	2008	2007

U.S. Income (Loss) Before Income Taxes	$(78,141)	$115,444

Income Tax Expense (Benefit), Computed at Federal Statutory Rate of 35%	$(27,349)	$40,405

Increase (Reduction) in Taxes Resulting From:
State Income Taxes	(5,039)	7,043
Miscellaneous	(3,075)	(2,608)

Total Income Taxes	$(35,463)	$44,840
	-
     Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At December 31, 2008	At September 30, 2008

Deferred Tax Liabilities:
Property, Plant and Equipment	$614,556	$673,313
Pension and Other Post-Retirement Benefit Costs – SFAS 158	44,345	43,340
Unrealized Hedging Gains	47,856	14,936
Other	36,975	40,455

Total Deferred Tax Liabilities	743,732	772,044

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs – SFAS 158	(44,831)	(43,340)
Other	(101,197)	(92,461)

Total Deferred Tax Assets	(146,028)	(135,801)

Total Net Deferred Income Taxes	$597,704	$636,243

Presented as Follows:
Net Deferred Tax Liability/(Asset) – Current	$(6,340)	$1,871
Net Deferred Tax Liability – Non-Current	604,044	634,372

Total Net Deferred Income Taxes	$597,704	$636,243

     Regulatory liabilities representing the reduction of previously recorded deferred income taxes with rate-regulated activities that are expected to be refundable to customers amounted to $18.5 million and $18.4 million at December 31, 2008 and September 30, 2008, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $83.5 million and $82.5 million at December 31, 2008 and September 30, 2008, respectively.
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

Item 1. Financial Statements (Cont.)
     The Company is also subject to various routine state income tax examinations.  The Company’s  operating subsidiaries mainly operate in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.
Note 4 — Capitalization
Common Stock. During the three months ended December 31, 2008, the Company issued 687,180 original issue shares of common stock as a result of stock option exercises. The Company also issued 2,100 original issue shares of common stock to the seven non-employee directors of the Company who receive compensation under the Company’s Retainer Policy for Non-Employee Directors, as partial consideration for the directors’ services during the three months ended December 31, 2008. Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the three months ended December 31, 2008, 297,108 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
Shareholder Rights Plan. In 1996, the Company’s Board of Directors adopted a shareholder rights plan (Plan). The Plan has been amended six times since it was adopted and is now embodied in an Amended and Restated Rights Agreement effective December 4, 2008, a copy of which was included as an exhibit to the Form 8-K filed by the Company on December 4, 2008.
     Pursuant to the Plan, holders of the Company’s common stock have one right (Right) for each of their shares. Each Right is initially evidenced by the Company’s common stock certificates representing the outstanding shares of common stock.
     The Rights have anti-takeover effects because they will cause substantial dilution of the Company’s common stock if a person attempts to acquire the Company on terms not approved by the Board of Directors (an Acquiring Person).
     The Rights become exercisable upon the occurrence of a Distribution Date as described below, but after a Distribution Date Rights that are owned by an Acquiring Person will be null and void. At any time following a Distribution Date, each holder of a Right may exercise its right to receive, upon payment of an amount calculated under the Rights Agreement, common stock of the Company (or, under certain circumstances, other securities or assets of the Company) having a value equal to two times the amount paid to exercise the Right. However, the Rights are subject to redemption or exchange by the Company prior to their exercise as described below.
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
     In certain situations after a person or group has acquired beneficial ownership of 10% or more of the total voting power of the Company’s stock as described above, each holder of a Right will have the right to exercise its Rights to receive, upon exercise of the right, common stock of the acquiring company having a value equal to two times the amount paid to exercise the right. These situations would arise if the Company is acquired in a merger or other business combination or if 50% or more of the Company’s assets or earning power are sold or transferred.

Item 1. Financial Statements (Cont.)
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
     As disclosed in Note H of the Company’s 2008 Form 10-K, the Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York. The Company has submitted a Remedial Design/Remedial Action work plan to the NYDEC and has recorded an estimated minimum liability for remediation of this site of $16.4 million.
     At December 31, 2008, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $19.3 million to $23.5 million. The minimum estimated liability of $19.3 million, which includes the $16.4 million discussed above, has been recorded on the Consolidated Balance Sheet at December 31, 2008. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and deferred insurance proceeds that are currently recorded as a regulatory liability on the Consolidated Balance Sheet.
     The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations, new information or other factors could adversely impact the Company.
Other. The Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations and other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, or have a material adverse effect on the financial condition of the Company.
Note 6 – Business Segment Information
     In the Company’s 2008 Form 10-K, the Company reported financial results for five business segments: Utility, Pipeline and Storage, Exploration and Production, Energy Marketing and Timber. The division of the Company’s operations into the reported segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors. During the quarter ended December 31, 2008, management made the decision to eliminate the Timber segment as a reportable segment based on the fact that the Timber operations do not meet any of the quantitative thresholds specified by SFAS 131. Furthermore, from a qualitative standpoint, management’s focus has changed regarding the Timber operations. While the Timber segment will continue to harvest hardwood

Item 1. Financial Statements (Cont.)
timber and process lumber products that are used in high-end furniture, cabinetry and flooring, management no longer considers the Timber operations to be integral to the overall operations of the Company. As a result of this change in focus and the fact that the Timber operations cannot be aggregated into one of the other four reportable business segments, the Timber operations have been included in the All Other category in the disclosures that follow. Prior year segment information shown below has been restated to reflect this change in presentation.
     The data presented in the tables below reflect the reported segments and reconciliations to consolidated amounts. As stated in the 2008 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no changes in the basis of segmentation, other than as noted above, nor in the basis of measuring segment profit or loss, from those used in the Company’s 2008 Form 10-K. There have been no material changes in the amount of assets for any operating segment from the amounts disclosed in the 2008 Form 10-K. While the Exploration and Production segment reported a pre-tax impairment charge of $182.8 million at December 31, 2008, this reduction in segment assets was largely offset by increases in the asset position of its derivative financial instruments combined with the receipt of cash collateral on such derivative financial instruments.
Quarter Ended December 31, 2008 (Thousands)

			Exploration				Corporate and
		Pipeline and	and	Energy	Total Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$349,637	$35,267	$96,712	$115,007	$596,623	$10,325	$215	$607,163

Intersegment Revenues	$4,553	$20,837	$—	$—	$25,390	$2,322	$(27,712)	$—

Segment Profit:

Net Income (Loss)	$22,088	$17,176	$(83,557)	$599	$(43,694)	$(868)	$1,884	$(42,678)
Quarter Ended December 31, 2007 (Thousands)

			Exploration				Corporate and
		Pipeline and	and	Energy	Total Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$327,125	$31,884	$107,955	$86,719	$553,683	$14,450	$135	$568,268

Intersegment Revenues	$4,299	$20,347	$—	$—	$24,646	$2,714	$(27,360)	$—

Segment Profit:

Net Income (Loss)	$20,217	$12,778	$34,022	$954	$67,971	$2,736	$(103)	$70,604

Item 1. Financial Statements (Cont.)
Note 7 — Intangible Assets
     The components of the Company’s intangible assets were as follows (in thousands):

				At September 30,
	At December 31, 2008			2008
	Gross		Net	Net
	Carrying	Accumulated	Carrying	Carrying
	Amount	Amortization	Amount	Amount
Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$8,580	$(6,213)	$2,367	$2,522
Long-Term Gas Purchase Contracts	31,864	(8,611)	23,253	23,652

	$40,444	$(14,824)	$25,620	$26,174

Aggregate Amortization Expense:
(Thousands)
Three Months Ended December 31, 2008	$554
Three Months Ended December 31, 2007	$666
     The gross carrying amount of intangible assets subject to amortization at December 31, 2008 remained unchanged from September 30, 2008. The only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the long-term transportation contracts is estimated to be $0.3 million for the remainder of 2009 and $0.4 million annually for 2010, 2011, 2012 and 2013. Amortization expense for the long-term gas purchase contracts is estimated to be $1.2 million for the remainder of 2009 and $1.6 million annually for 2010, 2011, 2012 and 2013.
Note 8 – Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):
Three months ended December 31,

	Retirement Plan		Other Post-Retirement Benefits
	2008	2007	2008	2007
Service Cost	$2,728	$3,150	$950	$1,276
Interest Cost	11,709	11,237	6,875	6,771
Expected Return on Plan Assets	(14,489)	(13,750)	(7,904)	(8,429)
Amortization of Prior Service Cost	183	202	(268)	1
Amortization of Transition Amount	—	—	566	1,782
Amortization of Losses	1,419	2,766	2,318	732
Net Amortization and Deferral For Regulatory Purposes (Including Volumetric Adjustments) (1)	3,240	1,100	4,339	7,212

Net Periodic Benefit Cost	$4,790	$4,705	$6,876	$9,345

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Item 1. Financial Statements (Cont.)
     As indicated under “New Accounting Pronouncements” in Note 1 – Summary of Significant Accounting Policies, in accordance with the measurement date provisions of SFAS 158 that specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, the Company will be recording fifteen months of pension and other post-retirement benefit costs during fiscal 2009. As allowed by SFAS 158, these costs have been calculated using June 30, 2008 measurement date data. Three of those months pertain to the period of July 1, 2008 to September 30, 2008. The pension and other post-retirement benefit costs for that period amounted to $3.8 million and have been recorded by the Company during the quarter ended December 31, 2008 as a $3.4 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $0.4 million ($0.2 million after tax) adjustment to earnings reinvested in the business. In addition, for the Company’s non-qualified pension plan, benefit costs of $1.3 million have been recorded by the Company during the quarter ended December 31, 2008 as a $0.4 million increase to Other Regulatory Assets in the Company’s Utility segment and a $0.9 million ($0.6 million after tax) adjustment to earnings reinvested in the business. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be fully adopted by the Company by the end of fiscal 2009.
Employer Contributions. During the three months ended December 31, 2008, the Company contributed $7.0 million to its retirement plan and $6.6 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2009, the Company expects to contribute in the range of $8.0 million to $13.0 million to its retirement plan. As a result of the recent downturn in the stock markets and general economic conditions, it is likely that the Company will have to fund larger amounts to the retirement plan subsequent to fiscal 2009 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2009, the Company expects to contribute in the range of $18.0 million to $23.0 million to its VEBA trusts and 401(h) accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     In the Company’s 2008 Form 10-K, the Company reported financial results for five business segments: Utility, Pipeline and Storage, Exploration and Production, Energy Marketing and Timber. During the quarter ended December 31, 2008, management made the decision to eliminate the Timber segment as a reportable segment based on the fact that the Timber operations do not meet any of the quantitative thresholds specified by SFAS 131. Furthermore, from a qualitative standpoint, management’s focus has changed regarding the Timber operations. While the Timber segment will continue to harvest hardwood timber and process lumber products that are used in high-end furniture, cabinetry and flooring, management no longer considers the Timber operations to be integral to the overall operations of the Company. As a result of this change in focus and the fact that the Timber operations cannot be aggregated into one of the other four reportable business segments, the Timber operations have been included in the All Other category in the disclosures that follow. Prior year segment information shown below has been restated to reflect this change in presentation.
          The Company experienced a loss of $42.7 million for the quarter ended December 31, 2008 compared to earnings of $70.6 million for the quarter ended December 31, 2007. The loss for the quarter ended December 31, 2008 was driven largely by an impairment charge of $182.8 million ($108.2 million after tax) recorded in the Exploration and Production segment. In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. At December 31, 2008, due to significant declines in crude oil and natural gas commodity prices (Cushing, Oklahoma West Texas Intermediate oil reported spot price of $44.60 per Bbl at December 31, 2008 versus a reported price of $100.70 per Bbl at September 30, 2008; Henry Hub natural gas reported spot price of $5.63 per MMBtu at December 31, 2008 versus a reported price of $7.12 per MMBtu at September 30, 2008), the book value of the Company’s oil and gas properties exceeded the ceiling, resulting in the impairment charge mentioned above. (Note — Because actual pricing of the Company’s various producing properties varies depending on their location, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Cushing oil and Henry Hub prices, which are only indicative.) If natural gas prices used in the ceiling test calculation at December 31, 2008 had been $1 per MMBtu lower, the Company would have recorded an additional impairment charge of approximately $51 million (after tax). If crude oil prices used in the ceiling test calculation at December 31, 2008 had been $5 per Bbl lower, the Company would have recorded an additional impairment charge of approximately $53 million (after tax). If both natural gas and crude oil prices used in the ceiling test calculation at December 31, 2008 were lower by $1 per MMBtu and $5 per Bbl, respectively, the Company would have recorded an additional impairment charge of approximately $104 million (after tax). These calculated impairment charges are based solely on price changes and do not take into account any other changes to the ceiling test calculation.
     Despite the loss for the quarter ended December 31, 2008, the Company’s balance sheet remains strong with a capitalization structure of 58% equity and 42% debt at December 31, 2008. The Company also continues to have strong liquidity despite the generally reported problems in the credit markets. The Company has been able to borrow short-term funds under its credit lines and through the commercial paper market to fund working capital needs throughout the quarter. The Company maintains a number of individual uncommitted or discretionary lines of credit with financial institutions for general corporate purposes. These credit lines, which aggregate to $420.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines. At December 31, 2008, the Company had borrowed $66.0 million under its lines of credit. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million, which commitment extends through September 30, 2010. At December 31, 2008, the Company did not have any borrowings under its committed credit facility.
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2008 Form 10-K. There have been no material changes to that disclosure other than as set forth below. The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Oil and Gas Exploration and Development Costs. The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties. In accordance with this methodology, the Company is required to perform a quarterly ceiling test. Under the ceiling test, the present value of future revenues from the Company’s oil and gas reserves based on current market prices (the “ceiling”) is compared with the book value of those reserves at the balance sheet date. If the book value of the reserves in any country exceeds the ceiling, a non-cash charge must be recorded to reduce the book value of the reserves to the calculated ceiling. As disclosed in the Company’s 2008 Form 10-K, at September 30, 2008, the ceiling exceeded the book value of the Company’s oil and gas properties by approximately $500 million. Because of declines in commodity prices since September 30, 2008, the book value of the Company’s oil and gas properties exceeded the ceiling at December 31, 2008. The quoted Cushing, Oklahoma spot price for West Texas Intermediate oil had declined from a reported price of $100.70 per Bbl at September 30, 2008 to a reported price of $44.60 per Bbl at December 31, 2008. The quoted Henry Hub spot price for natural gas had declined from a reported price of $7.12 per MMBtu at September 30, 2008 to a reported price of $5.63 per MMBtu at December 31, 2008. Consequently, the Company recorded an impairment charge of $182.8 million ($108.2 million after-tax) during the quarter ended December 31, 2008. (Note — Because actual pricing of the Company's various producing properties varies depending on their location, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Cushing oil and Henry Hub prices, which are only indicative.) If natural gas prices used in the ceiling test calculation at December 31, 2008 had been $1 per MMBtu lower, the Company would have recorded an additional impairment charge of approximately $51 million (after tax). If crude oil prices used in the ceiling test calculation at December 31, 2008 had been $5 per Bbl lower, the Company would have recorded an additional impairment charge of approximately $53 million (after tax). If both natural gas and crude oil prices used in the ceiling test calculation at December 31, 2008 were lower by $1 per MMBtu and $5 per Bbl, respectively, the Company would have recorded an additional impairment charge of approximately $104 million (after tax). These calculated impairment charges are based solely on price changes and do not take into account any other changes to the ceiling test calculation. For a more complete discussion of the full cost method of accounting, refer to “Oil and Gas Exploration and Development Costs” under “Critical Accounting Estimates” in Item 7 of the Company’s 2008 Form 10-K.
Accounting for Derivative Financial Instruments. The Company, in its Exploration and Production segment, Energy Marketing segment, and Pipeline and Storage segment, uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments are categorized as price swap agreements and futures contracts. Gains or losses associated with the derivative financial instruments are matched with gains or losses resulting from the underlying physical transaction that is being hedged. To the extent that the derivative financial instruments would ever be deemed to be ineffective based on the effectiveness testing, mark-to-market gains or losses from the derivative financial instruments would be recognized in the income statement without regard to an underlying physical transaction.
     The Company uses both exchange-traded and non exchange-traded derivative financial instruments. The Company adopted SFAS 157 during the quarter ended December 31, 2008. As such, the fair value of such derivative financial instruments is determined under the provisions of SFAS 157. The fair value of exchange traded derivative financial instruments is determined from Level 1 inputs, which are quoted prices in active markets. The Company determines the fair value of non exchange-traded derivative financial instruments based on an internal model, which uses both observable and unobservable inputs other than quoted prices. These inputs are considered Level 2 or Level 3 inputs. All derivative financial instrument assets and liabilities are evaluated for the probability of default by either the counterparty or the Company. Credit reserves are applied against the fair values of such assets or liabilities. For a more complete discussion of the types of derivative financial instruments used by the Company, refer to the “Market Risk Sensitive Instruments” section in Item 7 of the Company’s 2008 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
RESULTS OF OPERATIONS
Earnings
     The Company experienced a loss of $42.7 million for the quarter ended December 31, 2008 compared to earnings of $70.6 million for the quarter ended December 31, 2007. The decrease in earnings of $113.3 million is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Energy Marketing segment, as well as a loss in the All Other category, also contributed to the decrease. Higher earnings in the Utility and Pipeline and Storage segments and the Corporate category slightly offset these decreases. The Company’s loss for the quarter ended December 31, 2008, includes a non-cash $182.8 million impairment charge ($108.2 million after tax) for the Exploration and Production segment’s oil and gas producing properties under the full cost method of accounting using crude oil and natural gas commodity pricing at December 31, 2008, which were lower than the pricing at September 30, 2008, the last ceiling test measurement date. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.
Earnings (Loss) by Segment
Three Months Ended December 31 (Thousands)

			Increase
	2008	2007	(Decrease)
Utility	$22,088	$20,217	$1,871
Pipeline and Storage	17,176	12,778	4,398
Exploration and Production	(83,557)	34,022	(117,579)
Energy Marketing	599	954	(355)

Total Reportable Segments	(43,694)	67,971	(111,665)
All Other	(868)	2,736	(3,604)
Corporate	1,884	(103)	1,987

Total Consolidated	$(42,678)	$70,604	$(113,282)

Utility
Utility Operating Revenues
Three Months Ended December 31 (Thousands)

			Increase
	2008	2007	(Decrease)
Retail Sales Revenues:
Residential	$272,418	$246,797	$25,621
Commercial	41,333	38,033	3,300
Industrial	2,106	1,651	455

	315,857	286,481	29,376

Transportation	32,011	33,424	(1,413)
Off-System Sales	3,732	8,213	(4,481)
Other	2,590	3,306	(716)

	$354,190	$331,424	$22,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Utility Throughput
Three Months Ended December 31 (MMcf)

			Increase
	2008	2007	(Decrease)
Retail Sales:
Residential	18,166	17,127	1,039
Commercial	2,911	2,877	34
Industrial	143	123	20

	21,220	20,127	1,093
Transportation	17,473	17,827	(354)
Off-System Sales	512	1,031	(519)

	39,205	38,985	220

Degree Days
Three Months Ended December 31

				Percent
				Colder (Warmer) Than
	Normal	2008	2007	Normal	Prior Year
Buffalo	2,260	2,313	2,094	2.3	10.5
Erie	2,081	2,067	1,871	(0.7)	10.5
2008 Compared with 2007
     Operating revenues for the Utility segment increased $22.8 million for the quarter ended December 31, 2008 as compared with the quarter ended December 31, 2007. This increase largely resulted from a $29.4 million increase in retail gas revenues coupled with a $4.5 million decrease in off-system sales revenues and a $1.4 million decrease in transportation revenues.
     The increase in retail gas sales revenues for the Utility segment was primarily due to higher retail sales volumes, as shown in the table above. The volume increase, most notably in the residential category, is primarily the result of weather that was 10.5 percent colder than the prior year in both operating jurisdictions.
     In the New York jurisdiction, the NYPSC issued an order providing for an annual rate increase of $1.8 million beginning December 28, 2007. As part of this rate order, a rate design change was adopted that shifts a greater amount of cost recovery into the minimum bill amount, thus spreading the recovery of such costs more evenly throughout the year. As a result of this rate order, retail and transportation revenues for the quarter ended December 31, 2008 were $2.2 million lower than revenues for the quarter ended December 31, 2007.
     Total off-system sales revenues for the quarters ended December 31, 2008 and December 31, 2007 amounted to $3.7 million and $8.2 million, respectively. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was no material impact to margins for the quarters ended December 31, 2008 and 2007. On October 16, 2008, the FERC issued Order No. 717 (“Final Rule”).  The Final Rule regarding the standards of conduct was effective November 26, 2008.  The Final Rule seemingly holds that a local distribution company making off-system sales on unaffiliated pipelines would engage in “marketing” that would require compliance with the FERC’s standards of conduct.  Accordingly, pending clarification from the FERC of this issue, as of November 1, 2008, Distribution Corporation ceased off-system sales activities.
     The Utility segment’s earnings for the quarter ended December 31, 2008 were $22.1 million, an increase of $1.9 million when compared with earnings of $20.2 million for the quarter ended December 31, 2007. In the Pennsylvania jurisdiction, earnings increased $0.6 million. The major factors contributing to this increase were the positive earnings impact associated with colder weather ($0.8 million), a slight increase in usage per account ($0.2 million), and lower interest expense ($0.2 million), offset by higher operating expenses of $0.6 million (primarily bad debt expense due to higher gas costs and the possible impact current economic conditions may have on customers). In the New York jurisdiction, earnings increased $1.3 million. This increase was primarily the result of $1.9 million in lower operating expenses (primarily due to a decrease in other post-retirement benefit costs) and lower interest expense ($0.6 million). These increases were partly offset by the earnings impact of the December 28, 2007 rate order discussed above ($1.4 million). The

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
phrase “usage per account” in this paragraph refers to the average gas consumption per customer account after factoring out any impact that weather may have had on consumption. The decrease in other post-retirement benefit costs discussed above stems from the NYPSC rate order that became effective December 28, 2007 whereby the rate allowance for post-retirement benefit costs was reduced given projected reductions in the other post-retirement benefit obligation as a result of an increase in the discount rate from 5% to 6.25% during 2006. The decreases to interest expense primarily reflect lower borrowings and slightly lower rates.
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. For the quarter ended December 31, 2008, the WNC did not have a significant impact on earnings as the weather was close to normal. For the quarter ended December 31, 2007, the WNC preserved $1.1 million of earnings, as weather was warmer than normal for the period. In periods of colder than normal weather, the WNC benefits Distribution Corporation’s New York customers.
Pipeline and Storage
Pipeline and Storage Operating Revenues
Three Months Ended December 31 (Thousands)

	2008	2007	Increase
Firm Transportation	$33,105	$31,406	$1,699
Interruptible Transportation	1,103	991	112

	34,208	32,397	1,811

Firm Storage Service	16,686	16,621	65
Other	5,210	3,213	1,997

	$56,104	$52,231	$3,873

Pipeline and Storage Throughput
Three Months Ended December 31 (MMcf)

	2008	2007	Increase
Firm Transportation	110,315	92,883	17,432
Interruptible Transportation	1,792	1,083	709

	112,107	93,966	18,141

2008 Compared with 2007
     Operating revenues for the Pipeline and Storage segment increased $3.9 million in the quarter ended December 31, 2008 as compared with the quarter ended December 31, 2007. This increase consisted of a $1.8 million increase in firm and interruptible transportation revenues. The Pipeline and Storage segment was able to obtain multiple new contracts for firm transportation service in the quarter ended December 31, 2008 which resulted in higher reservation, commodity and surcharge, and overrun revenues. In addition, there were increased efficiency gas revenues ($2.0 million) reported as part of other revenues in the table above. Under Supply Corporation’s tariff with shippers, Supply Corporation is allowed to retain a set percentage of shipper-supplied gas to cover compressor fuel costs and other operational purposes. To the extent that Supply Corporation does not need all of the gas to cover such operational needs, it is allowed to keep the excess gas as inventory. That inventory is later sold to customers. The excess gas that is retained as inventory represents efficiency gas revenue to Supply Corporation. During the quarter ended December 31, 2008, Supply Corporation retained a higher volume of gas than was retained during the quarter ended December 31, 2007.
     The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2008 were $17.2 million, an increase of $4.4 million when compared with earnings of $12.8 million for the quarter ended December 31, 2007. The increase is largely attributable to higher transportation revenues ($1.2 million) due to the addition of new contracts for firm transportation service and higher efficiency gas revenues ($1.3 million), as discussed above. In addition, there was an increase in allowance for funds

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
used during construction of $2.1 million. The increase in allowance for funds used during construction is a result of the construction of the Empire Connector, which was completed and placed in service on December 10, 2008. Construction of the Empire Connector began in September 2007 so the calculated allowance for funds used during construction was relatively small during the quarter ended December 31, 2007. With much more significant construction work in progress balances during the quarter ended December 31, 2008, the calculated allowance for funds used during construction was much higher. These earnings increases were partially offset by higher interest expense of $0.4 million. The increase in interest expense was due to higher borrowings.
Exploration and Production
Exploration and Production Operating Revenues
Three Months Ended December 31 (Thousands)

			Increase
	2008	2007	(Decrease)
Gas (after Hedging)	$41,093	$45,557	$(4,464)
Oil (after Hedging)	53,071	59,643	(6,572)
Gas Processing Plant	7,328	11,075	(3,747)
Other	417	(1,309)	1,726
Intrasegment Elimination (1)	(5,197)	(7,011)	1,814

	$96,712	$107,955	$(11,243)

(1)	Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.
Production Volumes
Three Months Ended December 31

			Increase
	2008	2007	(Decrease)
Gas Production (MMcf)
Gulf Coast	1,746	2,826	(1,080)
West Coast	1,022	1,027	(5)
Appalachia	1,851	1,917	(66)

Total Production	4,619	5,770	(1,151)

Oil Production (Mbbl)
Gulf Coast	128	156	(28)
West Coast	682	629	53
Appalachia	15	37	(22)

Total Production	825	822	3

Average Prices
Three Months Ended December 31

			Increase
	2008	2007	(Decrease)
Average Gas Price/Mcf
Gulf Coast	$7.04	$7.14	$(0.10)
West Coast	$5.02	$6.77	$(1.75)
Appalachia	$8.53	$7.45	$1.08
Weighted Average	$7.19	$7.18	$0.01
Weighted Average After Hedging	$8.90	$7.90	$1.00

Average Oil Price/Bbl
Gulf Coast	$56.19	$89.84	$(33.65)
West Coast	$48.01	$81.80	$(33.79)
Appalachia	$69.06	$84.12	$(15.06)
Weighted Average	$49.66	$83.43	$(33.77)
Weighted Average After Hedging	$64.34	$72.59	$(8.25)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
2008 Compared with 2007
     Operating revenues for the Exploration and Production segment decreased $11.2 million for the quarter ended December 31, 2008 as compared with the quarter ended December 31, 2007. Oil production revenue after hedging decreased $6.6 million. A decrease in the weighted average price of oil after hedging ($8.25 per Bbl) was the primary cause, as a production increase in the West Coast offset decreases in Gulf Coast and Appalachian production, keeping overall oil production flat. Gas production revenue after hedging decreased $4.5 million. A decrease in gas production (1,151 MMcf) more than offset an increase in the weighted average price of gas after hedging ($1.00 per Mcf). The decrease in gas production occurred primarily in this segment’s Gulf Coast region (1,080 MMcf), which is mainly the result of lingering shut-ins caused by Hurricane Ike in September 2008. While Seneca’s properties sustained only superficial damage from the hurricanes, two significant producing properties remained shut-in for the quarter ended December 31, 2008 due to repair work on third party pipelines and onshore processing facilities. All pre-hurricane production is expected to be back on line by the end of the quarter ended March 31, 2009. Appalachian production was slightly lower due to compressor down time and pipeline constraints.
     The Exploration and Production segment’s loss for the quarter ended December 31, 2008 was $83.6 million compared with earnings of $34.0 million for the quarter ended December 31, 2007, a decrease of $117.6 million. The decrease in earnings is primarily the result of an impairment charge of $108.2 million, as discussed above. Also, lower natural gas production and lower crude oil prices decreased earnings by $5.9 million, and $4.4 million, respectively. Higher natural gas prices slightly offset these decreases by $3.0 million. Higher general and administrative and other operating expenses of $1.7 million and higher lease operating expenses of $1.3 million also contributed to the decrease in earnings. Lower depletion expense of $0.6 million made a small contribution to earnings. The increase in general and administrative and other operating expenses is mainly due to a bad debt charge related to a customer’s bankruptcy filing combined with higher personnel costs in the Appalachian region. The increase in lease operating expenses is primarily due to higher production taxes related to increased production from the High Island 24L and 23L fields in the Gulf Coast region, higher property taxes and increased well repair costs associated with higher than normal activity in the West Coast region, and an increase in the number of producing properties in the Appalachian region.
Energy Marketing
Energy Marketing Operating Revenues
Three Months Ended December 31 (Thousands)

	2008	2007	Increase
Natural Gas (after Hedging)	$114,984	$86,735	$28,249
Other	23	(16)	39

	$115,007	$86,719	$28,288

Energy Marketing Volumes
Three Months Ended December 31

	2008	2007	Increase
Natural Gas – (MMcf)	13,136	10,841	2,295
2008 Compared with 2007
     Operating revenues for the Energy Marketing segment increased $28.3 million for the quarter ended December 31, 2008 as compared with the quarter ended December 31, 2007. The increase primarily reflects an increase in volumes, largely attributable to sales transactions undertaken to offset certain basis risks that the Energy Marketing segment was exposed to under certain commodity purchase contracts. These offsetting transactions had the effect of increasing revenue and volumes sold with minimal impact to earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     The Energy Marketing segment’s earnings for the quarter ended December 31, 2008 were $0.6 million, a decrease of $0.4 million when compared with earnings of $1.0 million for the quarter ended December 31, 2007. Despite colder weather, earnings decreased primarily due to lower margins.
Corporate and All Other
2008 Compared with 2007
     Corporate and All Other operations recorded earnings of $1.0 million for the quarter ended December 31, 2008, a decrease of $1.6 million when compared to the earnings of $2.6 million recorded for the quarter ended December 31, 2007. The decrease in earnings was due to lower margins from log and lumber sales ($1.3 million), lower interest income ($1.2 million), lower equity method income from Horizon Power’s investments in unconsolidated subsidiaries ($0.8 million), and higher interest expense ($0.5 million). In addition, during the quarter ended December 31, 2008, ESNE, an unconsolidated subsidiary of Horizon Power, recorded an impairment charge of $3.6 million. Horizon Power’s 50% share of the impairment was $1.8 million ($1.1 million on an after tax basis). ESNE generates electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. The impairment was driven by a significant decrease in “run time” for the plant given the economic downturn and the resulting decrease in demand for electric power. The decreases were partially offset by lower operating expenses ($1.1 million) and a gain resulting from a death benefit on corporate-owned life insurance policies held by the Company ($2.3 million).
Interest Income
     Interest income was $1.2 million lower in the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. Interest income in the Exploration and Production segment was $1.6 million lower during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 as a result of lower interest rates and lower average temporary cash investment balances.
Other Income
     Other Income increased $4.1 million for the quarter ended December 31, 2008 as compared with the quarter ended December 31, 2007. This increase is attributable to an increase in the allowance for funds used during construction of $2.1 million in the Pipeline and Storage segment associated with the Empire Connector project, as well as a death benefit gain on life insurance proceeds of $2.3 million recognized in the Corporate category.
Interest Expense on Long-Term Debt
     Interest on long-term debt increased $1.8 million for the quarter ended December 31, 2008 as compared with the quarter ended December 31, 2007. This increase can be attributed to a higher average amount of long-term debt outstanding. In April 2008, the Company issued $300 million of 6.5% senior, unsecured notes due in April 2018. This increase was partially offset by the repayment of $200 million of 6.303% medium-term notes that matured on May 27, 2008.
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary source of cash during the three-month periods ended December 31, 2008 and December 31, 2007 consisted of cash provided by operating activities. This source of cash was supplemented by issuances of new shares of common stock as a result of stock option exercises and by short-term borrowings (for the quarter ended December 31, 2008). During the three months ended December 31, 2008 and December 31, 2007, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Operating Cash Flow
     Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, impairment of oil and gas producing properties, impairment of investment in partnerships, deferred income taxes, and income or loss from unconsolidated subsidiaries net of cash distributions.
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
     Net cash provided by operating activities totaled $100.1 million for the three months ended December 31, 2008, an increase of $24.8 million when compared with the $75.3 million provided by operating activities for the three months ended December 31, 2007. The increase is primarily due to higher cash provided by operating activities in the Exploration and Production segment. Despite lower crude oil prices and lower natural gas production, this segment experienced an increase in cash provided by operating activities due to the receipt of hedging collateral deposits from some of the counterparties to its derivative financial instruments.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures for long-lived assets totaled $119.2 million for the three months ended December 31, 2008 and $69.7 million for the three months ended December 31, 2007. The table below presents these expenditures:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Total Expenditures for Long-Lived Assets
Three Months Ended December 31,
(Millions)

			Increase
	2008	2007	(Decrease)

Utility	$13.6	$12.7	$0.9
Pipeline and Storage (1)	19.5	25.3	(5.8)
Exploration and Production (2)	86.4	30.7	55.7
All Other	—	1.0	(1.0)
Eliminations (3)	(0.3)	—	(0.3)

	$119.2	$69.7	$49.5

(1)	Amount for the three months ended December 31, 2008 excludes $16.8 million of capital expenditures related to the Empire Connector project accrued at September 30, 2008 and paid during the three months ended December 31, 2008. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2008 since it represented a non-cash investing activity at that date. The amount has been included in the Consolidated Statement of Cash Flows at December 31, 2008.

(2)	Amount includes $51.7 million of accrued capital expenditures at December 31, 2008, the majority of which was for lease acquisitions in the Appalachian region. This amount has been excluded from the Consolidated Statement of Cash Flows at December 31, 2008 since it represents a non-cash investing activity at that date.

(3)	Represents $0.3 million of capital expenditures in the Pipeline and Storage segment for the purchase of pipeline facilities from the Appalachian region of the Exploration and Production segment during the quarter ended December 31, 2008.
Utility
     The majority of the Utility capital expenditures for the three months ended December 31, 2008 and December 31, 2007 were made for replacement of mains and main extensions, as well as for the replacement of service lines.
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2008 and December 31, 2007 were related to the Empire Connector project, which was placed into service on December 10, 2008.
     As of December 31, 2008, the Company had incurred approximately $181.7 million in costs related to this project. Of this amount, $17.0 million and $25.1 million (including an accrued allowance for funds used during construction of $2.6 million and $0.5 million, respectively) were incurred during the quarters ended December 31, 2008 and 2007, respectively.
     In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus Shale producing area — Supply Corporation is actively pursuing development of its Appalachian Lateral pipeline project. The Appalachian Lateral is expected to be routed through areas in Pennsylvania where producers are actively drilling and are seeking market access for their newly discovered reserves. The Appalachian Lateral will complement Supply Corporation’s original West to East (“W2E”) project, which was designed to transport Rockies gas supply from Clarington, Ohio to the Ellisburg/Leidy/Corning area and includes the Tuscarora-to-Corning facilities previously referred to as the Tuscarora Extension. The Appalachian Lateral will transport gas supply from Pennsylvania’s producing area to the Overbeck area of Supply Corporation’s existing system, where the facilities associated with the W2E project will move the gas to eastern market points, including Leidy, and to interconnections with Millennium and Empire at Corning. Engineering analyses to evaluate routing options and the development of an updated project cost estimate are under way.
     In conjunction with the Appalachian Lateral/W2E transportation projects, Supply Corporation has plans to develop new storage capacity by expansion of certain of its existing storage facilities. The expansion of these fields, which Supply Corporation is pursuing concurrent with the Appalachian Lateral/W2E transportation projects, could provide approximately 8.5 MMDth of incremental storage

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
capacity with incremental withdrawal deliverability of up to 121 MDth of natural gas per day, with service commencing as early as 2011. Supply Corporation expects that the availability of this incremental storage capacity will complement the Appalachian Lateral/W2E pipeline transportation projects and help balance the increasing flow of Appalachian and Rockies gas supply into the western Pennsylvania area, and the growing demand for gas on the east coast.
     The timeline associated with Supply Corporation’s pipeline and storage projects depends on market development. The capital cost of the Appalachian Lateral/W2E transportation projects is estimated to be in the range of $750 million to $1 billion, and is expected to be financed by a combination of debt and equity. As of December 31, 2008, $0.2 million has been spent to study the Appalachian Lateral/W2E transportation projects, and approximately $0.8 million has been spent to study the storage expansion project. Costs associated with these projects have been included in preliminary survey and investigation charges and have been fully reserved for at December 31, 2008. Supply Corporation has not yet filed an application with the FERC for the authority to build either pipeline project or the storage expansion.
Exploration and Production
     The Exploration and Production segment capital expenditures for the three months ended December 31, 2008 were primarily well drilling and completion expenditures and included approximately $11.9 million for the Gulf Coast region, substantially all of which was for the off-shore program in the shallow waters of the Gulf of Mexico, $10.4 million for the West Coast region and $64.1 million for the Appalachian region. These amounts included approximately $10.2 million spent to develop proved undeveloped reserves. For all of 2009, the Company expects to spend $244 million on Exploration and Production segment capital expenditures. Previously reported 2009 capital expenditures for the Exploration and Production segment were $285 million. The decrease in estimated capital expenditures is primarily due to low commodity prices. Estimated capital expenditures in the Gulf Coast region will decrease from $35.0 million to $19.0 million. Estimated capital expenditures in the West Coast region will decrease from $54.0 million to $35.0 million. In the Appalachian region, estimated capital expenditures will decrease from $196.0 million to $190.0 million.
     The Exploration and Production segment capital expenditures for the three months ended December 31, 2007 included approximately $6.8 million for the Gulf Coast region, substantially all of which was for the off-shore program in the Gulf of Mexico, $12.8 million for the West Coast region and $11.1 million for the Appalachian region. These amounts included $4.5 million spent to develop proved undeveloped reserves.
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
Financing Cash Flow
     Consolidated short-term debt increased $66.0 million during the three months ended December 31, 2008. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2008, the Company had outstanding short-term notes payable to banks of $66.0 million. There was no outstanding commercial paper at December 31, 2008. As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $420.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million, which commitment extends through September 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through September 30, 2010. At December 31, 2008, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would permit an additional $1.79 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
     Under the Company’s existing indenture covenants, at December 31, 2008, the Company would have been permitted to issue up to a maximum of $0.9 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company was to experience another impairment of oil and gas properties this year, it is possible that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness. This would not preclude the Company from issuing new indebtedness to replace maturing debt.
     The Company’s 1974 indenture, pursuant to which $199.0 million (or 18%) of the Company’s long-term debt (as of December 31, 2008) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
     The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $20.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $20.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2008, the Company had no debt outstanding under the committed credit facility.
     In April 2008, the Company issued $300.0 million of 6.50% senior, unsecured notes in a private placement exempt from registration under the Securities Act of 1933. The notes have a term of 10 years, with a maturity date in April 2018. The holders of the notes may require the Company to repurchase their notes in the event of a change in control at a price equal to 101% of the principal amount. In addition, the Company was required to either offer to exchange the notes for substantially similar notes as are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the notes. In November 2008, the Company filed a registration statement with the SEC in connection with the Company’s plan to offer to exchange the notes for substantially similar registered notes. The Company used $200.0 million of the proceeds to refund $200.0 million of 6.303% medium-term notes that subsequently matured on May 27, 2008. In January 2009, the SEC declared the registration statement, as amended, effective, and the Company commenced the exchange offer. The Company expects the exchange offer to expire on February 18, 2009.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating and capital leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $30.5 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters and other items and are accounted for as operating leases. The Company’s unconsolidated subsidiaries, which are accounted for under the equity method, have capital leases of electric generating equipment having a remaining lease commitment of approximately $2.8 million. The Company has guaranteed 50% or $1.4 million of these capital lease commitments.
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
Market Risk Sensitive Instruments
     For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2008 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.
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
     In a proposed budget delivered on December 16, 2008, the Governor of the State of New York included revenue from a planned amendment to the Public Service Law increasing the utility assessment from the current rate of 1/3 of one percent to one percent of a utility’s in-state gross operating revenue, together with a temporary surcharge equal to an additional one percent of the utility’s gross operating revenue. If adopted into law, the Governor’s proposal would increase the assessment charged to Distribution’s New York Division, based on the most current calculation, from $2.3 million to approximately $14 million, all other things being equal. The Company is unable to ascertain the outcome of the Governor’s proposed increase to the assessment at this time. Should it become law, the Company would seek to recover the increased expense by petitioning the Public Service Commission for an increase in rates or such other means of recovery as is available under the law.
      The increase in the utility assessment would also impact marketing companies. If adopted into law, the Governor’s proposal would establish a new assessment charged to NFR for the first time. While the proposed legislation mandates that such assessment be added as a separate item to bills rendered by marketing companies to their customers, NFR management is evaluating the proposed legislation to determine the extent to which, and the details of how it will pass along this cost increase to its customers. NFR management is also evaluating potential legal challenges to certain aspects of the assessment.
      Based on management’s most recent estimates, the annual assessment imposed on NFR could range from approximately $4.4 million to approximately $8.3 million. It is the opinion of NFR management that the proposed legislation fails to adequately define key language necessary to compute the assessment, leading to a certain degree of uncertainty concerning the impact and size of the assessment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     On December 21, 2006, the FERC issued an order granting a Certificate of Public Convenience and Necessity authorizing the construction and operation of the Empire Connector and various other related pipeline projects by other unaffiliated companies. The Empire Certificate contains various environmental and other conditions. Empire accepted that Certificate and received additional environmental permits from the U.S. Army Corps of Engineers and state environmental agencies. Empire also received, from all six upstate New York counties in which it built the Empire Connector project, final approval of sales tax exemptions and temporary partial property tax abatements. In June 2007, Empire signed a firm transportation service agreement with KeySpan Gas East Corporation, under which Empire is obligated to provide transportation service that required construction of this project. The new facilities were placed into service on December 10, 2008. As of that date, Empire became an interstate pipeline subject to FERC regulation. The order described above requires Empire to make a filing at the FERC, within three years after the in-service date, justifying Empire’s existing recourse rates or proposing alternative rates.
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
     The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York. The Company has submitted a Remedial Design/Remedial Action work plan to the NYDEC and has recorded an estimated minimum liability for remediation of this site of $16.4 million.
     At December 31, 2008, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $19.3 million to $23.5 million. The minimum estimated liability of $19.3 million, which includes the $16.4 million discussed above, has been recorded on the Consolidated Balance Sheet at December 31, 2008. The Company expects to recover its environmental clean-up costs from a combination of rate recovery and deferred insurance proceeds that are currently recorded as a regulatory liability on the Consolidated Balance Sheet.
     The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations or other factors could adversely impact the Company.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. The pronouncement serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS 157 is to be applied whenever another standard requires or allows assets or liabilities to be measured at fair value. In accordance with FASB Staff Position FAS No. 157-2, on October 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities that are recognized or disclosed at fair value on a recurring basis. The same FASB Staff Position delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the Company’s first quarter of fiscal 2010. For further discussion of the impact of the adoption of SFAS 157 for financial assets and financial liabilities, refer to Part I, Item 1 at Note 2 — Fair Value Measurements. The Company is currently evaluating the impact that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements. The Company has identified Goodwill as being the major nonfinancial asset that will be impacted by SFAS 157 and Asset Retirement Obligations as being the major nonfinancial liability that will be impacted by SFAS 157.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     In September 2006, the FASB issued SFAS 158, an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R. SFAS 158 requires that companies recognize a net liability or asset to report the underfunded or overfunded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets, as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan’s assets and obligations that determine its funded status be measured as of the end of the Company’s fiscal year, with limited exceptions. In accordance with SFAS 158, the Company has recognized the funded status of its benefit plans and implemented the disclosure requirements of SFAS 158 at September 30, 2007. The requirement to measure the plan assets and benefit obligations as of the Company’s fiscal year-end date will be fully adopted by the Company by the end of fiscal 2009. The Company has historically measured its plan assets and benefit obligations using a June 30th measurement date. In anticipation of changing to a September 30th measurement date, the Company will be recording fifteen months of pension and other post-retirement benefit costs during fiscal 2009. In accordance with the provisions of SFAS 158, these costs have been calculated using June 30, 2008 measurement date data. Three of those months pertain to the period of July 1, 2008 to September 30, 2008. The pension and other post-retirement benefit costs for that period amounted to $5.1 million and have been recorded by the Company during the quarter ended December 31, 2008 as a $3.8 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $1.3 million ($0.8 million after tax) adjustment to earnings reinvested in the business. For further discussion of the impact of adopting the measurement date provisions of SFAS 158, refer to Part I, Item 1 at Note 8 — Retirement Plan and Other Post-Retirement Benefits.
     In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS 159 became effective for the Company on October 1, 2008. The Company did not elect the fair value measurement option for any of its financial instruments other than those that are already being measured at fair value.
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
     On December 31, 2008, the SEC issued a final rule on Modernization of Oil and Gas Reporting. The final rule modifies the SEC’s reporting and disclosure rules for oil and gas reserves and aligns the full cost accounting rules with the revised disclosures. The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and gas reserves to a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. The revised reporting and disclosure requirements are effective for the Company’s Form 10-K for the period ended September 30, 2010. Early adoption is not permitted. The Company is currently evaluating the impact that adoption of these rules will have on its consolidated financial statements and MD&A disclosures.
Safe Harbor for Forward-Looking Statements
     The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new accounting rules, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:
1.	Financial and economic conditions, including the availability of credit, and their effect on the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments;

2.	Occurrences affecting the Company’s ability to obtain financing under credit lines or other credit facilities or through the issuance of commercial paper, other short-term notes or debt or equity securities, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;

3.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

4.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

5.	Economic disruptions or uninsured losses resulting from terrorist activities, acts of war, major accidents, fires, hurricanes, other severe weather, pest infestation or other natural disasters;

6.	Changes in actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;

7.	Changes in demographic patterns and weather conditions;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
8.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment of derivative financial instruments or the valuation of the Company’s natural gas and oil reserves;

9.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

10.	Uncertainty of oil and gas reserve estimates;

11.	Ability to successfully identify, drill for and produce economically viable natural gas and oil reserves, including shortages, delays or unavailability of equipment and services required in drilling operations;

12.	Significant changes from expectations in the Company’s actual production levels for natural gas or oil;

13.	Changes in the availability and/or price of derivative financial instruments;

14.	Changes in the price differentials between various types of oil;

15.	Inability to obtain new customers or retain existing ones;

16.	Significant changes in competitive factors affecting the Company;

17.	Changes in laws and regulations to which the Company is subject, including tax, environmental, safety and employment laws and regulations;

18.	Governmental/regulatory actions, initiatives and proceedings, including those involving acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained natural gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

19.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

20.	Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays or changes in project costs or plans;

21.	The nature and projected profitability of pending and potential projects and other investments, and the ability to obtain necessary governmental approvals and permits;

22.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

23.	Significant changes in tax rates or policies or in rates of inflation or interest;

24.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

25.	Changes in accounting principles or the application of such principles to the Company;

26.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

27.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide other post-retirement benefits; or

28.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)
     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the “Market Risk Sensitive Instruments” section in Item 2 — MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 5 — Commitments and Contingencies, and Part I, Item 2 — MD&A of this report under the heading “Other Matters — Environmental Matters.”
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
Item 1A. Risk Factors
     The risk factors in Item 1A of the Company’s 2008 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the risk factors having the same captions in the 2008 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2008 Form 10-K.

Item 1A. Risk Factors (Cont.)
National Fuel may be adversely affected by economic conditions and their impact on our suppliers and customers.
     Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect National Fuel’s revenues and cash flows or restrict its future growth. Economic conditions in National Fuel’s utility service territories and energy marketing territories also impact its collections of accounts receivable. All of National Fuel’s segments are exposed to risks associated with the creditworthiness or performance of key suppliers and customers, many of which may be adversely affected by volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our suppliers or customers. For example, counterparties to National Fuel’s commodity hedging arrangements or commodity sales contracts might not be able to perform their obligations under these arrangements or contracts. Customers of National Fuel’s Utility and Energy Marketing segments may have particular trouble paying their bills during periods of declining economic activity and high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Any of these events could have a material adverse effect on National Fuel’s results of operations, financial condition and cash flows.
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
      A December 2008 New York State budget proposal to increase the assessment on utility companies’ gross operating revenues from intrastate utility operations, and to extend, for the first time, that assessment to energy marketing companies, such as NFR, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. The risk of an adverse effect is greatest if Distribution Corporation is unable to recover any increase in its assessment in the regulated rates it charges to its New York utility customers, or if NFR, which does not have regulated rates, is unable to collect any assessment against it from its customers.
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
     In addition to their historical methods of utility regulation, both the PaPUC and NYPSC have sought to establish competitive markets in which customers may purchase supplies of gas from marketers, rather than from utility companies. In June 1999, the Governor of Pennsylvania signed into law the Natural Gas Choice and Competition Act. The Act revised the Public Utility Code relating to the restructuring of the natural gas industry, to permit consumer choice of natural gas suppliers. The early programs instituted to comply with the Act did not result in significant change, and many residential customers currently continue to purchase natural gas from the utility companies. In October 2005, the PaPUC concluded that “effective competition” does not exist in the retail natural gas supply market statewide. On September 11, 2008, the PaPUC adopted a Final Order and Action Plan designed to “increase effective competition in the retail market for natural gas services.” The plan sets forth a schedule of action items for utilities and the PaPUC in order to remove “barriers in the market structure” that, in the opinion of the PaPUC, prevented the full participation of unregulated natural gas suppliers in

Item 1A. Risk Factors (Concl.)
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
     In its Pipeline and Storage segment, National Fuel is subject to the jurisdiction of the FERC with respect to Supply Corporation and Empire. The FERC, among other things, approves the rates that Supply Corporation and Empire may charge to their natural gas transportation and/or storage customers. Those approved rates also impact the returns that Supply Corporation and Empire may earn on the assets that are dedicated to those operations. State commissions can also petition the FERC to investigate whether Supply Corporation’s and Empire’s rates are still just and reasonable, and if not, to reduce those rates prospectively. If Supply Corporation or Empire is required in a rate proceeding to reduce the rates it charges its natural gas transportation and/or storage customers, or if Supply Corporation or Empire is unable to obtain approval for rate increases, particularly when necessary to cover increased costs, Supply Corporation’s or Empire’s earnings may decrease.
Financial accounting requirements regarding exploration and production activities may affect National Fuel’s profitability.
     National Fuel accounts for its exploration and production activities under the full cost method of accounting. Each quarter, National Fuel must compare the level of its unamortized investment in oil and natural gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses quarter-end spot prices for oil and natural gas (as adjusted for hedging). If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be “impaired,” and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require National Fuel to recognize an immediate expense in that quarter, and its earnings would be reduced. National Fuel’s Exploration and Production segment recorded an impairment charge under the full cost method of accounting in the quarter ended December 31, 2008. If spot market prices at a subsequent quarter end are lower than prices at December 31, 2008, absent any changes in other factors affecting the present value of the future net revenue projected to be recovered from the Company’s oil and natural gas properties, the Company would be required to record an additional impairment charge. Depending on the magnitude of the decrease in prices, that charge could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 1, 2008, the Company issued a total of 2,100 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors of the Company and receiving compensation under the Company’s Retainer Policy for Non-Employee Directors, 300 shares to each such director. All of these unregistered shares were issued as partial consideration for such directors’ services during the quarter ended December 31, 2008. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price	Repurchase Plans	Repurchase Plans
Period	Purchased (a)	Paid per Share	or Programs	or Programs (b)
Oct. 1-31, 2008	10,929	$35.07	—	6,971,019
Nov. 1-30, 2008	11,005	$32.31	—	6,971,019
Dec. 1-31, 2008	309,344	$29.79	—	6,971,019

Total	331,278	$30.05	—	6,971,019

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended December 31, 2008, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 331,278 shares purchased other than through a publicly announced share repurchase program, 34,170 were purchased for the Company’s 401(k) plans and 297,108 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	In December 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. The Company completed the repurchase of the eight million shares during 2008. In September 2008, the Company’s Board of Directors authorized the repurchase of an additional eight million shares of the Company’s common stock. The Company had, however, stopped repurchasing shares after September 17, 2008 in light of the unsettled nature of the credit markets. However, such repurchases may be made in the future if conditions improve. Such repurchases would be made in the open market or through private transactions.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Exhibit

•	Amended and Restated Rights Agreement, dated as of December 4, 2008, between National Fuel Gas Company and The Bank of New York (incorporated herein by reference to Exhibit 4.1, Form 8-K dated December 4, 2008).

10.1	Description of long-term performance incentives under the National Fuel Gas Company Performance Incentive Program.

10.2	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 1997 Award and Option Plan.

Item 6. Exhibits (Concl.)

Exhibit
Number	Description of Exhibit
10.3	Description of performance goals under the Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program and the National Fuel Gas Company Executive Annual Cash Incentive Program.

12	Statements regarding Computation of Ratios:

Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 2008 and the Fiscal Years Ended September 30, 2004 through 2008.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended December 31, 2008 and 2007.

•	Incorporated herein by reference as indicated.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY (Registrant)
/s/ R. J. Tanski
R. J. Tanski
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo
Controller and Principal Accounting Officer

Date: February 6, 2009