Form 10-K
period 2010-09-30
NATIONAL FUEL GAS CO
filed 2010-11-24
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $4,041,725,000 as of March 31, 2010.

Common Stock, $1 Par Value, outstanding as of October 31, 2010: 82,190,871 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

LIBOR London Interbank Offered Rate

LIFO Last-in, first-out

Marcellus Shale A Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York.

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

PRP Potentially responsible party

PUHCA 1935 Public Utility Holding Company Act of 1935

PUHCA 2005 Public Utility Holding Company Act of 2005

Reliable technology Technology that a company may use to establish reserves estimates and categories that has been proven empirically to lead to correct conclusions.

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
Revenue decoupling mechanism A rate mechanism which adjusts customer rates to render a utility financially indifferent to throughput decreases resulting from conservation.
S&P Standard & Poor’s Ratings Service
SAR Stock appreciation right
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

For the Fiscal Year Ended September 30, 2010

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

1. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas or provides natural gas transportation services to approximately 728,700 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.

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

3. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation, and by Seneca Western Minerals Corp., a Nevada corporation and an indirect, wholly owned subsidiary of Seneca. Seneca is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, and in the shallow waters of the Gulf Coast region of Texas and Louisiana, including offshore areas in federal waters and some state waters. At September 30, 2010, the Company had U.S. proved developed and undeveloped reserves of 45,239 Mbbl of oil and 428,413 MMcf of natural gas.

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

The Company’s other direct wholly owned subsidiaries are not included in any of the four reported business segments and include the following active companies:

•	Highland Forest Resources, Inc. (Highland), a New York corporation which, together with a division of Seneca known as its Northeast Division, markets timber from Appalachian land holdings. At September 30, 2010, the Company owned approximately 100,000 acres of timber property and managed an additional 3,424 acres of timber cutting rights;

•	Horizon Energy Development, Inc. (Horizon), a New York corporation formed to engage in foreign and domestic energy projects through investments as a sole or substantial owner in various business entities. These entities include Horizon’s wholly owned subsidiary, Horizon Energy Holdings, Inc., a New York corporation, which owns 100% of Horizon Energy Development B.V. (Horizon B.V.). Horizon B.V. is a Dutch company that is in the process of winding up or selling certain power development projects in Europe;

•	Horizon Power, Inc. (Horizon Power), a New York corporation which is an “exempt wholesale generator” under PUHCA 2005 and is operating landfill gas electric generation facilities; and

•	National Fuel Gas Midstream Corporation (Midstream Corporation), a Pennsylvania corporation formed to build, own and operate natural gas processing and pipeline gathering facilities in the Appalachian region.

No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2010.

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

The Utility Segment

The Utility segment contributed approximately 28.5% of the Company’s 2010 income from continuing operations and 27.7% of the Company’s 2010 net income available for common stock.

Additional discussion of the Utility segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Pipeline and Storage Segment

The Pipeline and Storage segment contributed approximately 16.7% of the Company’s 2010 income from continuing operations and 16.2% of the Company’s 2010 net income available for common stock.

Supply Corporation has service agreements for all of its firm storage capacity, totaling 68,408 MDth. The Utility segment has contracted for 27,865 MDth or 40.7% of the total firm storage capacity, and the Energy Marketing segment accounts for another 4,811 MDth or 7.1% of the total firm storage capacity. Nonaffiliated customers have contracted for the remaining 35,732 MDth or 52.2% of the total firm storage capacity. The majority of Supply Corporation’s storage and transportation services are performed under contracts that allow Supply Corporation or the shipper to terminate the contract upon six or twelve months’ notice effective at the end of the contract term. The contracts also typically include “evergreen” language designed to allow the contracts to extend year-to-year at the end of the primary term. At the beginning of 2011, 88.1% of Supply Corporation’s total firm storage capacity was committed under contracts that, subject to 2010 shipper or Supply Corporation notifications, could have been terminated effective in 2011. Supply Corporation received storage contract termination notifications in 2010 totaling approximately 5,300 MDth of storage capacity. Supply Corporation expects to remarket this capacity with service beginning April 1, 2011.

Supply Corporation’s firm transportation capacity is not a fixed quantity, due to the diverse web-like nature of its pipeline system, and is subject to change as the market identifies different transportation paths and receipt/delivery point combinations. Supply Corporation currently has firm transportation service agreements for approximately 2,134 MDth per day (contracted transportation capacity). The Utility segment accounts for approximately 1,065 MDth per day or 49.9% of contracted transportation capacity, and the Energy Marketing and Exploration and Production segments represent another 126 MDth per day or 5.9% of contracted transportation capacity. The remaining 943 MDth or 44.2% of contracted transportation capacity is subject to firm contracts with nonaffiliated customers.

At the beginning of 2011, 53.8% of Supply Corporation’s contracted transportation capacity was committed under affiliate contracts that were scheduled to expire in 2011 or, subject to 2010 shipper or Supply Corporation notifications, could have been terminated effective in 2011. Based on contract expirations and termination notices received in 2010 for 2011 termination, and taking into account any known contract additions, contracted transportation capacity with affiliates is expected to increase 2.5% in 2011. Similarly, 35.9% of contracted transportation capacity was committed under unaffiliated shipper contracts that were scheduled to expire in 2011 or, subject to 2010 shipper or Supply Corporation notifications, could have been terminated effective in 2011. Based on contract expirations and termination notices received in 2010 for 2011 termination, and taking into account any known contract additions, contracted transportation capacity with unaffiliated shippers is expected to decrease 6.6% in 2011. This expected decrease is due largely to the relative increase in the price of natural gas supplies available at the receipt point on the United States/Canadian border at Niagara compared to the price of supplies at the delivery point of Leidy. Supply Corporation previously has been successful in marketing and obtaining executed contracts for available transportation capacity (at discounted rates when necessary), though costlier Niagara pricing will make these efforts more challenging in 2011. Supply Corporation expects to add significant incremental contracted transportation capacity in 2012 in connection with the development of the Marcellus Shale by independent producers.

At the beginning of 2011, Empire had service agreements in place for firm transportation capacity totaling up to approximately 686 MDth per day (including capacity on the Empire Connector). The majority of Empire’s transportation services are performed under contracts that allow Empire or the shipper to terminate the contract upon six or twelve months’ notice effective at the end of the contract term. The contracts also typically include “evergreen” language designed to allow the contracts to extend year-to-year at the end of the primary term. At the beginning of 2011, most of Empire’s firm contracted capacity (91.6%) was contracted as long-term full-year deals. One of those contracts expires during 2011, representing approximately 2.5% of Empire’s firm contracted capacity. In addition, Empire has some seasonal (winter-only) contracts that extend for multiple years, representing 2.4% of Empire’s firm contracted capacity. None of those multi-year, seasonal contracts expires during 2011. Arrangements for the remaining 6.0% of Empire’s firm contracted capacity are single-season or single-year contracts that expire during 2011 or potentially expire early in 2012, depending on whether Empire issues or receives termination notices during 2011. Two single-season or single-year contracts expire during 2011, representing 1.1% of Empire’s firm contracted capacity. At the beginning of 2011, the Utility segment accounted for 6.1% of Empire’s firm contracted capacity, and the Energy Marketing segment accounted for 2.0% of Empire’s firm contracted capacity, with the remaining 91.9% of Empire’s firm contracted capacity subject to contracts with nonaffiliated customers.

Additional discussion of the Pipeline and Storage segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Pipeline and Storage Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Exploration and Production Segment

The Exploration and Production segment contributed approximately 51.4% of the Company’s 2010 income from continuing operations and 49.8% of the Company’s 2010 net income available for common stock.

Additional discussion of the Exploration and Production segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

The Energy Marketing Segment

The Energy Marketing segment contributed approximately 4.0% of the Company’s 2010 income from continuing operations and 3.9% of the Company’s 2010 net income available for common stock.

Additional discussion of the Energy Marketing segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Energy Marketing Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

All Other Category and Corporate Operations

The All Other category and Corporate operations incurred a net loss from continuing operations in 2010. The impact of this net loss from continuing operations in relation to the Company’s 2010 income from continuing operations was negative 0.6%. The All Other and Corporate category, including both continuing and discontinued operations, contributed approximately 2.4% of the Company’s 2010 net income available for common stock.

Additional discussion of the All Other category and Corporate operations appears below in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

Discontinued Operations

In September 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. The Company’s landfill gas operations were maintained under the Company’s wholly owned subsidiary, Horizon LFG, which owned and operated these short distance landfill gas pipeline companies. These operations are presented in the Company’s financial statements as discontinued operations.

Additional discussion of the Company’s discontinued operations appears in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

Sources and Availability of Raw Materials

Natural gas is the principal raw material for the Utility segment. In 2010, the Utility segment purchased 67.1 Bcf of gas for delivery to its customers. Gas purchased from producers and suppliers in the southwestern United States and Canada under firm contracts (seasonal and longer) accounted for 53% of these purchases. Purchases of gas under contracts for one month or less accounted for 47% of the Utility segment’s 2010 purchases. Purchases from Chevron Natural Gas (16%), Total Gas & Power North America Inc. (12%) and Tenaska Marketing Ventures (10%) accounted for 38% of the Utility’s 2010 gas purchases. No other producer or supplier provided the Utility segment with more than 10% of its gas requirements in 2010.

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

The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2010, this segment purchased 59.6 Bcf of gas, including 58.3 Bcf for delivery to its customers. The remaining 1.3 Bcf largely represents gas used in operations. The gas purchased by the Energy Marketing segment originates in either the Appalachian or mid-continent regions of the United States or in Canada.

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

Competition: The Utility Segment

The changes precipitated by the FERC’s restructuring of the natural gas industry in Order No. 636, which was issued in 1992, continue to reshape the roles of the gas utility industry and the state regulatory commissions. With respect to gas commodity service, in both New York and Pennsylvania, Distribution Corporation has retained a substantial majority of small sales customers. Almost all large-volume load, however, is served by unregulated retail marketers. In New York, approximately 20%, and in Pennsylvania, approximately 5%, of Distribution Corporation’s small-volume residential and commercial customers purchase their supplies from unregulated marketers. Retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation because in both jurisdictions, utility cost of service is recovered through delivery rates and charges, not through charges for gas commodity service. Over the longer run, however, rate design changes resulting from further customer migration to marketer service (e.g., “unbundling”) can expose utility companies such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.

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

Competition: The Pipeline and Storage Segment

Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position. Its facilities are located adjacent to Canada and the northeastern United States and provide part of the traditional link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and other continental regions of the United States. While costlier natural gas pricing at Niagara has decreased the importation and transportation of gas from that receipt point, new productive areas in the Appalachian region related to the development of the Marcellus Shale formation offer the opportunity for increased transportation services. Supply Corporation is pursuing its Northern Access pipeline expansion project to receive natural gas produced from the Marcellus Shale and transport it to key markets of Canada and the northeastern United States. For further discussion of this project, refer to Item 7, MD&A under the headings “Investing Cash Flow” and “Rate and Regulatory Matters.”

Empire competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of gas received at the Niagara River at Chippawa and, with further expansion, Appalachian-sourced gas. Empire’s location provides it the opportunity to compete for an increased share of the gas transportation markets. As noted above, Empire has constructed the Empire Connector project, which expands its natural gas pipeline and enables Empire to serve new markets in New York and elsewhere in the Northeast. Empire is also pursuing its Tioga County Extension project, which will stretch approximately 16 miles south from its existing interconnection with Millennium Pipeline at Corning, New York, into Tioga County, Pennsylvania. Like Supply Corporation’s Northern Access project, Empire’s Tioga County Extension project is designed to facilitate transportation of Marcellus Shale gas to key markets of Canada and the northeastern United States. For further discussion of this project, refer to Item 7, MD&A under the headings “Investing Cash Flow” and “Rate and Regulatory Matters.”

Competition: The Exploration and Production Segment

The Exploration and Production segment competes with other oil and natural gas producers and marketers with respect to sales of oil and natural gas. The Exploration and Production segment also competes, by competitive bidding and otherwise, with other oil and natural gas producers with respect to exploration and development prospects and mineral leaseholds.

To compete in this environment, Seneca originates and acts as operator on certain of its prospects, seeks to minimize the risk of exploratory efforts through partnership-type arrangements, utilizes technology for both exploratory studies and drilling operations, and seeks market niches based on size, operating expertise and financial criteria.

Competition: The Energy Marketing Segment

The Energy Marketing segment competes with other marketers of natural gas and with other providers of energy supply. Competition in this area is well developed with regard to price and services from local, regional and national marketers.

Seasonality

Variations in weather conditions can materially affect the volume of natural gas delivered by the Utility segment, as virtually all of its residential and commercial customers use natural gas for space heating. The effect that this has on Utility segment margins in New York is mitigated by a WNC, which covers the eight-month period from October through May. Weather that is warmer than normal results in an upward adjustment to customers’ current bills, while weather that is colder than normal results in a downward adjustment, so that in either case projected operating costs calculated at normal temperatures will be recovered.

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

Miscellaneous

The Company and its wholly owned or majority-owned subsidiaries had a total of 1,859 full-time employees at September 30, 2010. This compares to 1,949 employees in the Company’s operations at September 30, 2009.

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

Executive Officers of the Company as of November 15, 2010(1)

Current Company
Positions and
Other Material
Business Experience
Name and Age (as of	During Past
November 15, 2010)	Five Years

David F. Smith (57)	Chairman of the Board of Directors of the Company since March 2010 and Chief Executive Officer of the Company since February 2008. Mr. Smith previously served as President of the Company from February 2006 through June 2010; Chief Operating Officer of the Company from February 2006 through January 2008; President of Supply Corporation from April 2005 through June 2008; President of Empire from September 2005 through July 2008; and Vice President of the Company from April 2005 through January 2006.
Ronald J. Tanski (58)	President and Chief Operating Officer of the Company since July 2010. Mr. Tanski previously served as Treasurer and Principal Financial Officer of the Company from April 2004 through June 2010; President of Supply Corporation from July 2008 through June 2010; President of Distribution Corporation from February 2006 through June 2008; Treasurer of Distribution Corporation from April 2004 through July 2008; and Senior Vice President of Distribution Corporation from July 2001 through January 2006.
Matthew D. Cabell (52)	Senior Vice President of the Company since July 2010 and President of Seneca since December 2006. Prior to joining Seneca, Mr. Cabell served as Executive Vice President and General Manager of Marubeni Oil & Gas (USA) Inc., an exploration and production company, from June 2003 to December 2006. Mr. Cabell’s prior employer is not a subsidiary or affiliate of the Company.
Anna Marie Cellino (57)	President of Distribution Corporation since July 2008. Ms. Cellino previously served as Secretary of the Company from October 1995 through June 2008; Secretary of Distribution Corporation from September 1999 through June 2008; and Senior Vice President of Distribution Corporation from July 2001 through June 2008.
John R. Pustulka (58)	President of Supply Corporation since July 2010. Mr. Pustulka previously served as Senior Vice President of Supply Corporation from July 2001 through June 2010.
David P. Bauer (41)	Treasurer and Principal Financial Officer of the Company since July 2010; Treasurer of Supply Corporation since June 2007; Treasurer of Empire since June 2007; and Assistant Treasurer of Distribution Corporation since April 2004.
Karen M. Camiolo (51)	Controller and Principal Accounting Officer of the Company since April 2004; and Controller of Distribution Corporation and Supply Corporation since April 2004.
Carl M. Carlotti (55)	Senior Vice President of Distribution Corporation since January 2008. Mr. Carlotti previously served as Vice President of Distribution Corporation from October 1998 to January 2008.
Paula M. Ciprich (50)	Secretary of the Company since July 2008; General Counsel of the Company since January 2005; Secretary of Distribution Corporation since July 2008. Ms. Ciprich previously served as General Counsel of Distribution Corporation from February 1997 through February 2007 and as Assistant Secretary of Distribution Corporation from February 1997 through June 2008.
Donna L. DeCarolis (51)	Vice President Business Development of the Company since October 2007. Ms. DeCarolis previously served as President of NFR from January 2005 to October 2007; Secretary of NFR from March 2002 to October 2007; and Vice President of NFR from May 2001 to January 2005.
James D. Ramsdell (55)	Senior Vice President of Distribution Corporation since July 2001.

(1)	The executive officers serve at the pleasure of the Board of Directors. The information provided relates to the Company and its principal subsidiaries. Many of the executive officers also have served or currently serve as officers or directors of other subsidiaries of the Company.

Item 1A	Risk Factors

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

While the Company generally refers to its Utility segment and its Pipeline and Storage segment as its “regulated segments,” there are many governmental regulations that have an impact on almost every aspect of the Company’s businesses. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company, which may increase the Company’s costs or affect its business in ways that the Company cannot predict.

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

In addition to their historical methods of utility regulation, both the PaPUC and NYPSC have established competitive markets in which customers may purchase gas commodity from unregulated marketers, in addition to utility companies. Retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation, because in both jurisdictions, it recovers its cost of service through delivery rates and charges, and not through any mark-up on the gas commodity purchased by its customers. Over the longer run, however, rate design changes resulting from further customer migration to marketer service (“unbundling”) can expose utilities such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.

Both the NYPSC and the PaPUC have instituted proceedings for the purpose of promoting conservation of energy commodities, including natural gas. In New York, Distribution Corporation implemented a Conservation Incentive Program that promotes conservation and efficient use of natural gas by offering customer rebates for high-efficiency appliances, among other things. The intent of conservation and efficiency programs is to reduce customer usage of natural gas. Under traditional volumetric rates, reduced usage by customers results in decreased revenues to the Utility. To prevent revenue erosion caused by conservation, the NYPSC approved a “revenue decoupling mechanism” that renders Distribution Corporation’s New York division financially indifferent to the effects of conservation. In Pennsylvania, although a generic statewide proceeding is pending, the PaPUC has not yet directed Distribution Corporation to implement conservation measures. If the NYPSC were to revoke the revenue decoupling mechanism in a future proceeding or the PaPUC were to adopt a conservation program without a revenue decoupling mechanism or other changes in rate design, reduced customer usage could decrease revenues, forcing Distribution Corporation to file for rate relief.

In New York, aggressive generic statewide programs created under the label of efficiency or conservation continue to generate a sizable utility funding requirement for state agencies that administer those programs. Although utilities are authorized to recover the cost of efficiency and conservation program funding through special rates and surcharges, the resulting upward pressure on customer rates, coupled with increased assessments and taxes, could affect future tolerance for traditional utility rate increases, especially if natural gas commodity costs were to increase.

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

In the wake of certain pipeline accidents not involving the Company, new laws or regulations may be adopted regarding pipeline safety. Proposals have been made at the federal level with respect to matters such as reporting of pipeline accidents, increased fines for pipeline safety violations, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In addition, unrelated to these safety initiatives, the EPA in April 2010 issued an Advance Notice of Proposed Rulemaking reassessing its regulations governing the use and distribution in commerce of PCBs. The EPA is considering, among other things, a proposal to eliminate by 2020 the PCB use authorization for natural gas pipeline systems, and a proposal to eliminate the authorization for storage of PCB-containing equipment for reuse. The EPA projects that it may issue a Notice of Proposed Rulemaking in March 2012. If as a result of new laws or regulations the Company incurs material costs that it is unable to recover fully through rates or otherwise offset, the Company’s financial condition, results of operations, and cash flows would be adversely affected.

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

Operations in the Company’s Exploration and Production segment are materially dependent on prices received for its oil and natural gas production. Both short-term and long-term price trends affect the economics of exploring for, developing, producing, gathering and processing oil and natural gas. Oil and natural gas prices can be volatile and can be affected by: weather conditions, including natural disasters; the supply and price of foreign oil and natural gas; the level of consumer product demand; national and worldwide economic conditions, including economic disruptions caused by terrorist activities, acts of war or major accidents; political conditions in foreign countries; the price and availability of alternative fuels; the proximity to, and availability of capacity on transportation facilities; regional levels of supply and demand; energy conservation measures; and government regulations, such as regulation of greenhouse gas emissions and natural gas transportation, royalties, and price controls. The Company sells most of the oil and natural gas that it produces at current market prices rather than through fixed-price contracts, although as discussed below, the Company frequently hedges the price of a significant portion of its future production in the financial markets. The prices the Company receives depend upon factors beyond the Company’s control, including the factors affecting price mentioned above. The Company believes that any prolonged reduction in oil and natural gas prices could restrict its ability to continue the level of exploration and production activity the Company otherwise would pursue, which could have a material adverse effect on its revenues, cash flows and results of operations.

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

In order to protect itself to some extent against unusual price volatility and to lock in fixed pricing on oil and natural gas production for certain periods of time, the Company’s Exploration and Production segment regularly enters into commodity price derivatives contracts (hedging arrangements) with respect to a portion of its expected production. These contracts may at any time cover as much as approximately 80% of the Company’s expected energy production during the upcoming 12-month period. These contracts reduce exposure to subsequent price drops but can also limit the Company’s ability to benefit from increases in commodity prices. In addition, the Energy Marketing segment enters into certain hedging arrangements, primarily with respect to its fixed price purchase and sales commitments and its gas stored underground. The Company’s Pipeline and Storage segment enters into hedging arrangements with respect to certain sales of efficiency gas.

Under applicable accounting rules currently in effect, the Company’s hedging arrangements are subject to quarterly effectiveness tests. Inherent within those effectiveness tests are assumptions concerning the long-term price differential between different types of crude oil, assumptions concerning the difference between published natural gas price indexes established by pipelines in which hedged natural gas production is delivered and the reference price established in the hedging arrangements, assumptions regarding the levels of production that will be achieved and, with regard to fixed price commitments, assumptions regarding the creditworthiness of certain customers and their forecasted consumption of natural gas. Depending on market conditions for natural gas and crude oil and the levels of production actually achieved, it is possible that certain of those assumptions may change in the future, and, depending on the magnitude of any such changes, it is possible that a portion of the Company’s hedges may no longer be considered highly effective. In that case, gains or losses from the ineffective derivative financial instruments would be marked-to-market on the income statement without regard to an underlying physical transaction. Gains would occur to the extent that natural gas and crude oil hedge prices exceed market prices for the Company’s natural gas and crude oil production, and losses would occur to the extent that market prices for the Company’s natural gas and crude oil production exceed hedge prices.

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

If conditions remain constant, then the Company is reasonably certain that its reserve estimates represent economically recoverable oil and natural gas reserves and future net cash flows. If conditions change in the future, then subsequent reserve estimates may be revised accordingly. You should not assume that the present value of future net cash flows from the Company’s proved reserves is the current market value of the Company’s estimated oil and natural gas reserves. In accordance with SEC requirements that became effective for the Company with its Form 10-K for the period ended September 30, 2010, the Company bases the estimated discounted future net cash flows from its proved reserves on 12-month average prices for oil and natural gas (based on first day of the month prices and adjusted for hedging) and on costs as of the date of the estimate (under prior SEC requirements, the Company utilized market prices as of the last day of the period). Actual future prices and costs may differ materially from those used in the net present value estimate. Any significant price changes will have a material effect on the present value of the Company’s reserves.

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

There are many risks in developing oil and natural gas, including numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. The future success of the Company’s Exploration and Production segment depends on its ability to develop additional oil and natural gas reserves that are economically recoverable, and its failure to do so may reduce the Company’s earnings. The total and timing of actual future production may vary significantly from reserves and production estimates. The Company’s drilling of development wells can involve significant risks, including those related to timing, success rates, and cost overruns, and these risks can be affected by lease and rig availability, geology, and other factors. Drilling for oil and natural gas can be unprofitable, not only from non-productive wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements, including completion of environmental impact analyses and compliance with other environmental laws and regulations, and shortages or delays in the delivery of equipment and services can delay drilling operations or result in their cancellation. The cost of drilling, completing, and operating wells is often uncertain, and new wells may not be productive or the Company may not recover all or any portion of its investment. Production can also be delayed or made uneconomic if there is insufficient gathering, processing and transportation capacity available at an economic price to get that production to a location where it can be profitably sold. Without continued successful exploitation or acquisition activities, the Company’s reserves and revenues will decline as a result of its current reserves being depleted by production. The Company cannot make assurances that it will be able to find or acquire additional reserves at acceptable costs.

Financial accounting requirements regarding exploration and production activities may affect the Company’s profitability.

The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must compare the level of its unamortized investment in oil and natural gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses 12-month average prices for oil and natural gas (based on first day of the month prices and adjusted for hedging). If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be “impaired,” and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material.

Environmental regulation significantly affects the Company’s business.

The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection. These laws and regulations concern the generation, storage, transportation, disposal or discharge of contaminants and greenhouse gases into the environment, the reporting of such matters, and the general protection of public health, natural resources, wildlife and the environment. Costs of compliance and liabilities could negatively affect the Company’s results of operations, financial condition and cash flows. In addition, compliance with environmental laws and regulations could require unexpected capital expenditures at the Company’s facilities or delay or cause the cancellation of expansion projects or oil and natural gas drilling activities. Because the costs of complying with environmental regulations are significant, additional regulation could negatively affect the Company’s business. Although the Company cannot predict the impact of the interpretation or enforcement of EPA standards or other federal, state and local laws or regulations, the Company’s costs could increase if environmental laws and regulations change.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. The EPA has determined that stationary sources of significant greenhouse gas emissions will be required under the federal Clean Air Act to obtain permits covering such emissions beginning in January 2011. In addition, the U.S. Congress has been considering bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. Legislation or regulation that restricts greenhouse gas emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. International, federal, state or regional climate change and greenhouse gas initiatives could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. Climate change and greenhouse gas initiatives, and incentives to conserve energy or use alternative energy sources, could also reduce demand for oil and natural gas. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Increased regulation of exploration and production activities, including hydraulic fracturing, could adversely impact the Company.

Due to the burgeoning Marcellus Shale natural gas play in the northeast United States, together with the fiscal difficulties faced by state governments in New York and Pennsylvania, various state legislative and regulatory initiatives regarding the exploration and production business have been proposed. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing and monitoring of wells, the protection of water supplies, hydraulic fracturing of wells, surface owners’ rights and damage compensation, the spacing of wells, and environmental and safety issues regarding natural gas pipelines. New severance taxes for oil and gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and regulatory studies, proceedings or initiatives at federal or state agencies focused on the hydraulic fracturing process could result in additional permitting, compliance, reporting and disclosure requirements. If adopted, any such new state or federal legislation or regulation could lead to operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risks of litigation for the Company’s Exploration and Production segment.

The nature of the Company’s operations presents inherent risks of loss that could adversely affect its results of operations, financial condition and cash flows.

The Company’s operations in its various reporting segments are subject to inherent hazards and risks such as: fires; natural disasters; explosions; geological formations with abnormal pressures; blowouts during well drilling; collapses of wellbore casing or other tubulars; pipeline ruptures; spills; and other hazards and risks that may cause personal injury, death, property damage, environmental damage or business interruption losses. Additionally, the Company’s facilities, machinery, and equipment may be subject to sabotage. Any of these events could cause a loss of hydrocarbons, environmental pollution, claims for personal injury, death, property damage or business interruption, or governmental investigations, recommendations, claims, fines or penalties. As protection against operational hazards, the Company maintains insurance coverage against some, but not all, potential losses. In addition, many of the agreements that the Company executes with contractors provide for the division of responsibilities between the contractor and the Company, and the Company seeks to obtain an indemnification from the contractor for certain of these risks. The Company is not always able, however, to secure written agreements with its contractors that contain indemnification, and sometimes the Company is required to indemnify others.

Insurance or indemnification agreements when obtained may not adequately protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, the imposition of fines, penalties or mandated programs by governmental authorities, the failure of a contractor to meet its indemnification obligations, or the failure of an insurance company to pay valid claims could result in substantial losses to the Company. In addition, insurance may not be available, or if available may not be adequate, to cover any or all of these risks. It is also possible that insurance premiums or other costs may rise significantly in the future, so as to make such insurance prohibitively expensive.

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

The Company’s earnings and cash flow may be impacted by the amount of income or expense it expends or records for employee benefit plans. This is particularly true for pension and other post-retirement benefit plans, which are dependent on actual plan asset returns and factors used to determine the value and current costs of plan benefit obligations. In addition, if medical costs rise at a rate faster than the general inflation rate, the Company might not be able to mitigate the rising costs of medical benefits. Increases to the costs of pension, other post-retirement and medical benefits could have an adverse effect on the Company’s financial results.

Significant shareholders or potential shareholders may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect the Company’s results of operations and financial condition.

In January 2008, the Company entered into an agreement with New Mountain Vantage GP, L.L.C. (“New Mountain”) and certain parties related to New Mountain, including the California Public Employees’ Retirement System (collectively, “Vantage”), to settle a proxy contest pertaining to the election of directors to the Company’s Board of Directors at the Company’s 2008 Annual Meeting of Stockholders. That settlement agreement expired on September 15, 2009. Vantage or other existing or potential shareholders may engage in proxy solicitations or advance shareholder proposals after the Company’s 2011 Annual Meeting of Stockholders, or otherwise attempt to effect changes or acquire control over the Company.

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

General Information on Facilities

The net investment of the Company in property, plant and equipment was $3.5 billion at September 30, 2010. Approximately 59% of this investment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and northwestern Pennsylvania. The Exploration and Production segment, which has the next largest investment in net property, plant and equipment (39%), is primarily located in California, in the Appalachian region of the United States, and in the shallow waters of the Gulf Coast region of Texas and Louisiana. The remaining net investment in property, plant and equipment consisted of the All Other and Corporate operations (2%). During the past five years, the Company has made additions to property, plant and equipment in order to expand and improve transmission and distribution facilities for both retail and transportation customers. Net property, plant and equipment has increased $610.9 million, or 21.5%, since 2005. In September 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. The net property, plant and equipment of the landfill gas operations at the date of sale was $8.8 million. In addition, during 2007, the Company sold SECI, Seneca’s wholly owned subsidiary that operated in Canada. The net property, plant and equipment of SECI at the date of sale was $107.7 million.

The Utility segment had a net investment in property, plant and equipment of $1.2 billion at September 30, 2010. The net investment in its gas distribution network (including 14,836 miles of distribution pipeline) and its service connections to customers represent approximately 51% and 34%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2010.

The Pipeline and Storage segment had a net investment of $858.2 million in property, plant and equipment at September 30, 2010. Transmission pipeline represents 41% of this segment’s total net investment and includes 2,356 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 20% of this segment’s total net investment and consist of 31 storage fields, four of which are jointly owned and operated with certain pipeline suppliers, and 431 miles of pipeline. Net investment in storage facilities includes $86.3 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 31 compressor stations with 98,194 installed compressor horsepower that represent 13% of this segment’s total net investment in property, plant and equipment.

The Exploration and Production segment had a net investment in property, plant and equipment of $1.3 billion at September 30, 2010.

The Utility and Pipeline and Storage segments’ facilities provided the capacity to meet the Company’s 2010 peak day sendout, including transportation service, of 1,608 MMcf, which occurred on January 11, 2010. Withdrawals from storage of 595.4 MMcf provided approximately 37.0% of the requirements on that day.

Company maps are included in exhibit 99.2 of this Form 10-K and are incorporated herein by reference.

Exploration and Production Activities

The Company is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, and in the shallow waters of the Gulf Coast region of Texas and Louisiana. The Company has been increasing its emphasis in the Appalachian region, primarily in the Marcellus Shale, and has been decreasing its emphasis in the Gulf Coast region. Also, Exploration and Production operations were conducted in the provinces of Alberta, Saskatchewan and British Columbia in Canada, until the sale of these properties on August 31, 2007. Further discussion of oil and gas producing activities is included in Item 8, Note Q — Supplementary Information for Oil and Gas Producing Activities. Note Q sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2010 reserves shown in Note Q have been impacted by the SEC’s final rule on Modernization of Oil and Gas Reporting. The most notable change of the final rule includes the replacement of the single day period-end pricing used to value oil and gas reserves with an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc.

The Company’s proved oil and gas reserve estimates are prepared by the Company’s reservoir engineers who meet the qualifications of Reserve Estimator per the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007. The Company maintains comprehensive internal reserve guidelines and a continuing education program designed to keep its staff up to date with current SEC regulations and guidance.

The Company’s Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company’s reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 25 years of Petroleum Engineering experience with both major and independent oil and gas companies. He has maintained oversight of the Company’s reserve estimation process for the past seven years. He is a member of the Society of Petroleum Engineers and a Registered Professional Engineer in the State of Texas.

The Company maintains a system of internal controls over the reserve estimation process. Management reviews the price, heat content, lease operating cost and future investment assumptions used in the economic model to determine the reserves. The Vice President of Reservoir Engineering reviews and approves all new reserve assignments and significant reserve revisions. Access to the Reserve database is restricted. Significant changes to the reserve report are reviewed by senior management on a quarterly basis. Periodically, the Company’s internal audit department assesses the design of these controls and performs testing to determine the effectiveness of such controls.

All of the Company’s reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include an engineer registered with the State of Texas (with 12 years of experience in petroleum engineering and six years of experience in the estimation and evaluation of reserves) and a Certified Petroleum Geologist and Geophysicist in the State of Texas (with 32 years of experience in petroleum geosciences and 21 years of experience in the estimation and evaluation of reserves). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2010 and did not identify any problems which would cause it to take exception to those estimates.

The reliable technologies that were utilized in estimating the reserves include wire line open-hole log data, performance data, log cross sections, core data, and statistical analysis. The statistical method utilized production performance from both the Company’s and competitor’s wells. Geophysical data include data from the Company’s wells, published documents, and state data-sites and were used to confirm continuity of the formation. Extension and discovery reserves added as a result of reliable technologies were not material.

Seneca’s proved developed and undeveloped natural gas reserves increased from 249 Bcf at September 30, 2009 to 428 Bcf at September 30, 2010. This increase is attributed primarily to extensions and discoveries (193.1 Bcf), primarily in the Appalachian region (190.0 Bcf), and revisions of previous estimates (16.7 Bcf). This increase was partially offset by production of 30.3 Bcf. Seneca’s proved developed and undeveloped oil reserves decreased from 46,587 Mbbl at September 30, 2009 to 45,239 Mbbl at September 30, 2010. This decrease is attributed to production (3,220 Mbbl), primarily occurring in the West Coast region (2,669 Mbbl). This decrease was partly offset by extensions and discoveries (1,054 Mbbl) and revisions of previous estimates (818 Mbbl). On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 528 Bcfe at September 30, 2009 to 700 Bcfe at September 30, 2010.

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

The Company’s proved undeveloped (PUD) reserves increased from 87 Bcfe at September 30, 2009 to 177 Bcfe at September 30, 2010. Undeveloped reserves in the Marcellus Shale increased from 11 Bcf at September 30, 2009 to 110 Bcf at September 30, 2010. There was a material increase in undeveloped reserves at September 30, 2010 as a result of its Marcellus Shale reserve additions. The increase in undeveloped reserves in the Marcellus Shale is partially attributable to the change in SEC regulations allowing the recognition of PUD reserves more than one direct offset location away from existing production with reasonable certainty using reliable technology. The Company’s total PUD reserves are 25% of total proved reserves at September 30, 2010, up from 16% of total proved reserves at September 30, 2009.

The increase in PUD reserves in 2010 of 90 Bcfe is a result of 111 Bcfe in new PUD reserve additions (105 Bcfe from the Marcellus Shale), offset by 17 Bcfe in PUD conversions to developed reserves and 4 Bcfe in downward PUD revisions. The downward revisions were primarily from the removal of 51 PUD locations in the Upper Devonian play. This was the result of Seneca’s decision in 2010 to significantly reduce its 5-year investment plan for the Upper Devonian as a result of lower forward gas price expectations. The Company invested $28.9 million during the year ended September 30, 2010 to convert 17 Bcfe of PUD reserves to developed reserves. This represents 19% of the PUD reserves booked at September 30, 2009. In 2011, the Company estimates that it will invest approximately $140 million to develop the PUD reserves. The Company is committed to developing its PUD reserves within five years of being recorded as PUD reserves as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.

At September 30, 2010, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level or country level. All of the Company’s proved reserves are in the United States. At the field level, only at the North Lost Hills Field in Kern County, California, does the Company have a material concentration of undeveloped reserves that have been on the books for more than five years. The Company has reduced the concentration of undeveloped reserves in this field from 61% of total field level reserves at September 30, 2005 to 24% of total field level reserves at September 30, 2010. The Company has been actively drilling undeveloped locations in this field for four out of the past five years, drilling 53 undeveloped locations and converting 3.1 million barrels of proved reserves from undeveloped to developed reserves. The undeveloped reserves in this field represent less than 2% of the Company’s proved reserves at the corporate level. The Company is committed to drilling the remaining proved undeveloped locations within five years of being recorded as PUD reserves.

At September 30, 2010, the Company had delivery commitments of 34 Bcf. The Company expects to meet those commitments through proved reserves and the future development of reserves that are currently classified as proved undeveloped reserves and does not anticipate any issues or constraints that would prevent the Company from meeting these commitments.

The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.

Production

	For The Year Ended September 30
	2010	2009	2008

United States
Gulf Coast Region
Average Sales Price per Mcf of Gas	$5.22	$4.54	$10.03
Average Sales Price per Barrel of Oil	$76.57	$54.58	$107.27
Average Sales Price per Mcf of Gas (after hedging)	$5.51	$5.28	$9.49
Average Sales Price per Barrel of Oil (after hedging)	$77.18	$54.58	$98.56
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$1.15	$1.36	$1.19
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	37	38	38

	For The Year Ended September 30
	2010		2009		2008

West Coast Region
Average Sales Price per Mcf of Gas	$4.81		$3.91		$8.71
Average Sales Price per Barrel of Oil	$71.72	(1)	$50.90	(1)	$98.17	(1)
Average Sales Price per Mcf of Gas (after hedging)	$7.02		$7.37		$8.22
Average Sales Price per Barrel of Oil (after hedging)	$74.88	(1)	$67.61	(1)	$77.64	(1)
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$1.71	(1)	$1.38	(1)	$1.76	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	54	(1)	55	(1)	51	(1)
Appalachian Region
Average Sales Price per Mcf of Gas	$4.93	(2)	$5.52		$9.73
Average Sales Price per Barrel of Oil	$75.81		$56.15		$97.40
Average Sales Price per Mcf of Gas (after hedging)	$6.15		$8.69		$8.85
Average Sales Price per Barrel of Oil (after hedging)	$75.81		$56.15		$97.40
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.73	(2)	$0.87		$0.70
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	45	(2)	24		22
Total Company
Average Sales Price per Mcf of Gas	$5.01		$4.79		$9.70
Average Sales Price per Barrel of Oil	$72.54		$51.69		$99.64
Average Sales Price per Mcf of Gas (after hedging)	$6.04		$6.94		$9.05
Average Sales Price per Barrel of Oil (after hedging)	$75.25		$64.94		$81.75
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$1.24		$1.27		$1.36
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	136		116		111

(1)	The Midway Sunset North fields (which exceed 15% of total reserves) contributed 25 MMcfe, 28 MMcfe and 26 MMcfe of production per day, at average sales prices (per bbl) of $69.68 ($75.75 after hedging), $48.87 ($75.47 after hedging), and $95.82 ($63.90 after hedging) for 2010, 2009 and 2008, respectively. Lifting costs (per Mcfe) were $1.90, $1.34 and $2.01 for 2010, 2009 and 2008, respectively.

(2)	The Marcellus Shale fields (which exceed 15% of total reserves) contributed 20 MMcfe of daily production at an average sales price (per Mcfe) of $4.56 (before hedging) and lifting costs (per Mcfe) of $0.55 during 2010. The Company did not hedge Marcellus Shale production during 2010.

Productive Wells

	Gulf Coast		West Coast		Appalachian
	Region		Region		Region		Total Company
At September 30, 2010	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil

Productive Wells — Gross	19	40	—	1,542	2,974	6	2,993	1,588
Productive Wells — Net	10	13	—	1,508	2,865	5	2,875	1,526

Developed and Undeveloped Acreage

	Gulf	West
	Coast	Coast	Appalachian	Total
At September 30, 2010	Region	Region	Region	Company

Developed Acreage
— Gross	74,248	13,830	522,158	610,236
— Net	49,436	11,622	498,701	559,759
Undeveloped Acreage
— Gross	90,573	5,190	430,865	526,628
— Net	75,427	934	412,464	488,825
Total Developed and Undeveloped Acreage
— Gross	164,821	19,020	953,023	1,136,864
— Net	124,863	12,556	911,165	1,048,584

As of September 30, 2010, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 61,167 acres in 2011 (45,775 net acres), 9,055 acres in 2012 (7,634 net acres), 40,173 acres in 2013 (39,151 net acres), and 66,877 acres thereafter (58,716 net acres). The remaining 349,356 gross acres (337,549 net acres) represent non-expiring oil and gas rights owned by the Company.

Drilling Activity

	Productive			Dry
For the Year Ended September 30	2010	2009	2008	2010	2009	2008

United States
Gulf Coast Region
Net Wells Completed
— Exploratory	0.29	0.29	1.14	—	—	0.37
— Development	—	—	—	—	0.30	—
West Coast Region
Net Wells Completed
— Exploratory	—	—	1.00	—	—	—
— Development	41.72	27.00	62.00	—	—	1.00
Appalachian Region
Net Wells Completed
— Exploratory	33.00	2.00	8.00	2.00	3.00	1.00
— Development	131.55	250.00	186.00	3.00	—	—
Total United States
Net Wells Completed
— Exploratory	33.29	2.29	10.14	2.00	3.00	1.37
— Development	173.27	277.00	248.00	3.00	0.30	1.00

Present Activities

	Gulf	West
	Coast	Coast	Appalachian	Total
At September 30, 2010	Region	Region	Region	Company

Wells in Process of Drilling(1)
— Gross	1.00	—	85.00	86.00
— Net	0.20	—	66.62	66.82

(1)	Includes wells awaiting completion.

Item 3	Legal Proceedings

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

Information regarding the market for the Company’s common equity and related stockholder matters appears under Item 12 at Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 8 at Note E — Capitalization and Short-Term Borrowings, and at Note P — Market for Common Stock and Related Shareholder Matters (unaudited).

On July 1, 2010, the Company issued a total of 3,600 unregistered shares of Company common stock to the nine non-employee directors of the Company then serving on the Board of Directors of the Company, 400 shares to each such director. All of these unregistered shares were issued under the Company’s Retainer Policy for Non-Employee Directors as partial consideration for such directors’ services during the quarter ended September 30, 2010. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May
			Part of	Yet Be
			Publicly Announced	Purchased Under
	Total Number	Average Price	Share Repurchase	Share Repurchase
	of Shares	Paid per	Plans or	Plans or
Period	Purchased(a)	Share	Programs	Programs(b)

July 1-31, 2010	8,383	$47.90	—	6,971,019
Aug. 1-31, 2010	10,906	$45.60	—	6,971,019
Sept. 1-30, 2010	161,520	$51.52	—	6,971,019

Total	180,809	$51.00	—	6,971,019

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended September 30, 2010, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 180,809 shares purchased other than through a publicly announced share repurchase program, 26,277 were purchased for the Company’s 401(k) plans and 154,532 were purchased as a result of shares tendered to the Company by holders of stock options or shares of restricted stock.

(b)	In December 2005, the Company’s Board of Directors authorized the repurchase of up to eight million shares of the Company’s common stock. The Company completed the repurchase of the eight million shares during 2008. In September 2008, the Company’s Board of Directors authorized the repurchase of an additional eight million shares of the Company’s common stock. The Company, however, stopped repurchasing shares after September 17, 2008 in light of the unsettled nature of the credit markets. Since that time, the Company has increased its emphasis on Marcellus Shale development and pipeline expansion. As such, the Company does not anticipate repurchasing any shares in the near future.

Item 6	Selected Financial Data

	Year Ended September 30
	2010	2009	2008	2007	2006
	(Thousands, except per share amounts and number of registered shareholders)

Summary of Operations
Operating Revenues	$1,760,503	$2,051,543	$2,396,837	$2,034,400	$2,236,369

Operating Expenses:
Purchased Gas	658,432	997,216	1,238,405	1,019,349	1,269,109
Operation and Maintenance	394,569	401,200	429,394	395,704	395,226
Property, Franchise and Other Taxes	75,852	72,102	75,525	70,589	69,129
Depreciation, Depletion and Amortization	191,199	170,620	169,846	157,142	151,220
Impairment of Oil and Gas Producing Properties	—	182,811	—	—	—

	1,320,052	1,823,949	1,913,170	1,642,784	1,884,684

Operating Income	440,451	227,594	483,667	391,616	351,685
Other Income (Expense):
Income from Unconsolidated Subsidiaries	2,488	3,366	6,303	4,979	3,583
Impairment of Investment in Partnership	—	(1,804)	—	—	—
Other Income	3,638	8,200	7,164	6,995	5,544
Interest Income	3,729	5,776	10,815	1,550	9,409
Interest Expense on Long-Term Debt	(87,190)	(79,419)	(70,099)	(68,446)	(72,629)
Other Interest Expense	(6,756)	(7,370)	(3,271)	(4,155)	(4,050)

Income from Continuing Operations Before Income Taxes	356,360	156,343	434,579	332,539	293,542
Income Tax Expense	137,227	52,859	167,672	131,291	108,241

Income from Continuing Operations	219,133	103,484	266,907	201,248	185,301

Discontinued Operations:
Income (Loss) from Operations, Net of Tax	470	(2,776)	1,821	15,906	(47,210)
Gain on Disposal, Net of Tax	6,310	—	—	120,301	—

Income (Loss) from Discontinued Operations, Net of Tax	6,780	(2,776)	1,821	136,207	(47,210)

Net Income Available for Common Stock	$225,913	$100,708	$268,728	$337,455	$138,091

	Year Ended September 30
	2010	2009	2008	2007	2006
	(Thousands, except per share amounts and number of registered shareholders)

Per Common Share Data
Basic Earnings from Continuing Operations per Common Share	$2.70	$1.29	$3.25	$2.42	$2.21
Diluted Earnings from Continuing Operations per Common Share	$2.65	$1.28	$3.16	$2.36	$2.16
Basic Earnings per Common Share(1)	$2.78	$1.26	$3.27	$4.06	$1.64
Diluted Earnings per Common Share(1)	$2.73	$1.25	$3.18	$3.96	$1.61
Dividends Declared	$1.36	$1.32	$1.27	$1.22	$1.18
Dividends Paid	$1.35	$1.31	$1.26	$1.21	$1.17
Dividend Rate at Year-End	$1.38	$1.34	$1.30	$1.24	$1.20
At September 30:
Number of Registered Shareholders	15,549	16,098	16,544	16,989	17,767

Net Property, Plant and Equipment
Utility	$1,165,240	$1,144,002	$1,125,859	$1,099,280	$1,084,080
Pipeline and Storage	858,231	839,424	826,528	681,940	674,175
Exploration and Production(2)	1,338,956	1,041,846	1,095,960	982,698	1,002,265
Energy Marketing	436	71	98	102	59
All Other(3)	81,103	99,787	98,338	106,637	108,333
Corporate	6,263	6,915	7,317	7,748	8,814

Total Net Plant	$3,450,229	$3,132,045	$3,154,100	$2,878,405	$2,877,726

Total Assets	$5,105,625	$4,769,129	$4,130,187	$3,888,412	$3,763,748

Capitalization
Comprehensive Shareholders’ Equity	$1,745,971	$1,589,236	$1,603,599	$1,630,119	$1,443,562
Long-Term Debt, Net of Current Portion	1,049,000	1,249,000	999,000	799,000	1,095,675

Total Capitalization	$2,794,971	$2,838,236	$2,602,599	$2,429,119	$2,539,237

(1)	Includes discontinued operations.

(2)	Includes net plant of SECI discontinued operations as follows: $0 for 2010, 2009, 2008 and 2007, and $88,023 for 2006.

(3)	Includes net plant of landfill gas discontinued operations as follows: $0 for 2010, $9,296 for 2009, $11,870 for 2008, $12,516 for 2007, and $13,206 for 2006.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a diversified energy company and reports financial results for four business segments. Refer to Item 1, Business, for a more detailed description of each of the segments. This Item 7, MD&A, provides information concerning:

1.	The critical accounting estimates of the Company;

2.	Changes in revenues and earnings of the Company under the heading, “Results of Operations;”

3.	Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity;”

4.	Off-Balance Sheet Arrangements;

5.	Contractual Obligations; and

6.	Other Matters, including: (a) 2010 and projected 2011 funding for the Company’s pension and other post-retirement benefits, (b) realizability of deferred tax assets, (c) disclosures and tables concerning market risk sensitive instruments, (d) rate and regulatory matters in the Company’s New York, Pennsylvania and FERC regulated jurisdictions, (e) environmental matters, and (f) new authoritative accounting and financial reporting guidance.

The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report.

For the year ended September 30, 2010 compared to the year ended September 30, 2009, the Company experienced an increase in earnings of $125.2 million. Earnings from continuing operations increased $115.6 million and earnings from discontinued operations increased $9.6 million. From a continuing operations perspective, the earnings increase was primarily driven by the non-recurrence of an impairment charge of $182.8 million ($108.2 million after tax) recorded in the Exploration and Production segment during the year ended September 30, 2009. In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. At December 31, 2008, due to significant declines in crude oil and natural gas commodity prices (and using the SEC full cost rules then in effect), the book value of the Company’s oil and gas properties exceeded the ceiling, resulting in the impairment charge mentioned above. For further discussion of the ceiling test results at September 30, 2010 and a sensitivity analysis to changes in crude oil and natural gas commodity prices, refer to the Critical Accounting Estimates section below. For further discussion of the Company’s earnings, refer to the Results of Operations section below.

The Company continues to focus on the development of its Marcellus Shale acreage in the Appalachian region of its Exploration and Production segment. The Marcellus Shale is a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. Due to the depth at which this formation is found, drilling and completion costs, including the drilling and completion of horizontal wells with hydraulic fracturing, are very expensive. However, independent geological studies have indicated that this formation could yield natural gas reserves measured in the trillions of cubic feet. The Company controls approximately 745,000 net acres within the Marcellus Shale area, with a majority of the acreage held in fee, carrying no royalty and no lease expirations. The Company’s reserve base has grown substantially from development in the Marcellus Shale. Natural gas proved developed and undeveloped reserves in the Appalachian region have increased from 150 Bcf at September 30, 2009 to 331 Bcf at September 30, 2010. With this in mind, and with a natural desire to realize the value of these assets in a responsible and orderly fashion, the Company has spent significant amounts of capital in this region. For the year ended September 30, 2010, the Company spent $332.4 million towards the development of the Marcellus Shale. This included paying $71.8 million in March 2010 for two tracts of leasehold acreage (consisting of approximately 18,000 net acres) in Tioga and Potter Counties in Pennsylvania. These tracts are geologically and geographically similar to the Company’s existing Marcellus Shale acreage in the area, and will help the Company continue its developmental drilling program.

The Company has engaged Jefferies & Company to explore joint-venture opportunities across its Marcellus Shale acreage in its Exploration and Production segment. It is the Company’s goal to ramp up Marcellus Shale development faster than its current plans. By entering into a joint-venture agreement, the Company expects to enhance shareholder value by shifting a significant portion of the early drilling costs to a minority-interest partner while still allowing the Company to continue operating across most of its acreage. The Company’s position in the Marcellus Shale provides a competitive advantage for a potential joint- venture partner as a majority of the acreage is held in fee, carrying no royalty and no lease expirations, and large, contiguous acreage blocks allow for operating- and cost-efficiency through multi-well pad drilling. The Company will forgo any joint-venture opportunities that do not enhance shareholder value when compared to its current growth plans.

Coincident with the development of its Marcellus Shale acreage, the Company’s Pipeline and Storage segment is building pipeline gathering and transmission facilities to connect Marcellus Shale production with existing pipelines in the region and is pursuing the development of additional pipeline and storage capacity in order to meet anticipated demand for the large amount of Marcellus Shale production expected to come on-line in the months and years to come. Two of the projects, the Tioga County Extension Project and the Northern Access expansion project, are considered significant for Empire and Supply Corporation. Both projects are designed to receive natural gas produced from the Marcellus Shale and transport it to Canada and the Northeast United States to meet growing demand in those areas. During the past year, Empire and Supply Corporation have experienced a decline in the volumes of natural gas received at the Canada/United States border at the Niagara River to be shipped across their systems. The historical price advantage for gas sold at the Niagara import points has declined as production in the Canadian producing regions has declined or been diverted to other demand areas, and as production from new shale plays has increased in the United States. This factor has been causing shippers to seek alternative gas supplies and consequently alternative transportation routes. Empire and Supply Corporation have seen transportation volumes decrease as a result of this situation. The Tioga County Extension Project and the Northern Access expansion project are designed to provide an alternative gas supply source for the customers of Empire and Supply Corporation. These projects, which are discussed more completely in the Investing Cash Flow section that follows, will involve significant capital expenditures.

From a capital resources perspective, the Company has been able to meet its capital expenditure needs for all of the above projects by using cash from operations. The Company had $395.2 million in Cash and Temporary Cash Investments at September 30, 2010, as shown on the Company’s Consolidated Balance Sheet. For fiscal 2011, the Company expects that it will be able to use cash on hand and cash from operations as its first means of financing capital expenditures, with short-term borrowings being its next source of funding. It is not expected that long-term financing will be required to meet capital expenditure needs until the later part of fiscal 2011 or in fiscal 2012.

The possibility of environmental risks associated with a well completion technology referred to as hydraulic fracturing continues to be debated. In Pennsylvania, where the Company is focusing its Marcellus Shale development efforts, the permitting and regulatory processes seem to strike a balance between the environmental concerns associated with hydraulic fracturing and the benefits of increased natural gas production. Hydraulic fracturing is a well stimulation technique that has been used for many years, and in the Company’s experience, one that the Company believes has little impact to the environment. Nonetheless, the potential for increased state or federal regulation of hydraulic fracturing could impact future costs of drilling in the Marcellus Shale and lead to operational delays or restrictions. There is also the risk that drilling could be prohibited on certain acreage that is prospective for the Marcellus Shale. For example, New York State currently has a moratorium in place that prevents hydraulic fracturing of new horizontal wells in the Marcellus Shale. However, due to the small amount of Marcellus Shale acreage owned by the Company in New York State, the moratorium is not expected to have a significant impact on the Company’s plans for Marcellus Shale development. Please refer to the Risk Factors section above for further discussion.

On September 1, 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. Those operations consisted of short distance landfill gas pipeline companies engaged in the purchase, sale and transportation of landfill gas. The Company’s landfill gas operations were maintained under the Company’s wholly-owned subsidiary, Horizon LFG. This sale resulted in a $6.3 million gain, net of tax. The decision to sell was based on progressing the Company’s strategy of divesting its smaller, non-core assets in order to focus on its core businesses, including the development of the Marcellus Shale and the construction of key pipeline infrastructure projects throughout the Appalachian region. As a result of the decision to sell the landfill gas operations, the Company began presenting those operations as discontinued operations in September 2010.

On September 17, 2010, the Company completed the sale of its sawmill in Marienville, Pennsylvania, including approximately 23 million board feet of logs and timber consisting of yard inventory along with unexpired timber cutting contracts and certain land and timber holdings designed to provide the purchaser with a supply of logs for the mill. Despite this sale, the Company has retained substantially all of its land and timber holdings, along with mineral rights on land to be sold. The Company will maintain a forestry operation; however, as part of this change in focus, the Company will no longer be processing lumber products. The Company received proceeds of approximately $15.8 million from the sale. In addition, the purchaser assumed approximately $7.4 million in payment obligations under the Company’s timber cutting contracts with various timber suppliers. In addition to the 23 million board feet mentioned above, the Company expects to sell an additional 17 million board feet of logs to the purchaser over a five-year period, during which time the Company anticipates receiving up to an additional $10 million in proceeds. There was not a material impact to earnings from this sale.

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

In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. At September 30, 2010, the ceiling exceeded the book value of the Company’s oil and gas properties by approximately $269.6 million. The 12-month average of the first day of the month price for crude oil for each month during 2010, based on posted Midway Sunset prices, was $69.64 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during 2010, based on the quoted Henry Hub spot price for natural gas, was $4.41 per MMBtu. (Note — Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for 2010.) If natural gas prices used in the ceiling test calculation at September 30, 2010 had been $1 per MMBtu lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $152.9 million. If crude oil prices used in the ceiling test calculation at September 30, 2010 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $221.6 million. If both natural gas and crude oil prices used in the ceiling test calculation at September 30, 2010 were lower by $1 per MMBtu and $5 per Bbl, respectively, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $104.8 million. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation.

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

Pension and Other Post-Retirement Benefits.  The amounts reported in the Company’s financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. The Company utilizes a yield curve model to determine the discount rate. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. Each year’s anticipated benefit payments are discounted at the associated spot interest rate back to the measurement date. The discount rate is then determined based on the spot interest rate that results in the same present value when applied to the same anticipated benefit payments. The expected return on plan assets assumption used by the Company reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes historical investment data, projected capital market conditions, and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets. Changes in actuarial assumptions and actuarial experience, including deviations between actual versus expected return on plan assets, could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company. However, the Company expects to recover substantially all of its net periodic pension and other post-retirement benefit costs attributable to employees in its Utility and Pipeline and Storage segments in accordance with the applicable regulatory commission authorization. For financial reporting purposes, the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability, as appropriate, as discussed above under “Regulation.” Pension and post-retirement benefit costs for the Utility and Pipeline and Storage segments, as determined under the authoritative guidance for pensions and postretirement benefits, represented 93% of the Company’s total pension and post-retirement benefit costs for the years ended September 30, 2010 and 2009.

Changes in actuarial assumptions and actuarial experience could also have an impact on the benefit obligation and the funded status related to the Company’s pension and other post-retirement benefits and could impact the Company’s equity. For example, the discount rate was changed from 5.50% in 2009 to 4.75% in 2010. The change in the discount rate from 2009 to 2010 increased the Retirement Plan projected benefit obligation by $75.1 million and the accumulated post-retirement benefit obligation by $39.4 million. Other examples include actual versus expected return on plan assets, which has an impact on the funded status of the plans, and actual versus expected benefit payments, which has an impact on the pension plan projected benefit obligation and the accumulated post-retirement benefit obligation. For 2010, the actual return on plan assets exceeded the expected return, which improved the funded status of the Retirement Plan ($3.3 million) as well as the VEBA trusts and 401(h) accounts ($4.1 million). The actual versus expected benefit payments for 2010 caused a decrease of $4.3 million to the accumulated post-retirement benefit obligation. In calculating the projected benefit obligation for the Retirement Plan and the accumulated post-retirement obligation, the actuary takes into account the average remaining service life of active participants. The average remaining service life of active participants is 9 years for the Retirement Plan and 8 years for those eligible for other post-retirement benefits. For further discussion of the Company’s pension and other post-retirement benefits, refer to Other Matters in this Item 7, which includes a discussion of funding for the current year, and to Item 8 at Note H — Retirement Plan and Other Post Retirement Benefits.

RESULTS OF OPERATIONS

EARNINGS

2010 Compared with 2009

The Company’s earnings were $225.9 million in 2010 compared with earnings of $100.7 million in 2009. As previously discussed, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana in September 2010. Accordingly, all financial results for those operations, which are part of the All Other category, have been presented as discontinued operations. The Company’s earnings from continuing operations were $219.1 million in 2010 compared with $103.5 million in 2009. The Company’s earnings from discontinued operations were $6.8 million in 2010 compared to a loss of $2.8 million in 2009. The increase in earnings from continuing operations of $115.6 million is primarily the result of higher earnings in the Exploration and Production segment. The Utility and Energy Marketing segments, as well as the All Other category, also contributed to the increase in earnings. Lower earnings in the Pipeline and Storage segment and a higher loss in the Corporate category slightly offset these increases. The increase in earnings from discontinued operations primarily resulted from the gain on the sale of the Company’s landfill gas operations recognized in 2010 as well as the non-recurrence of $2.8 million of impairment charges recognized in 2009 related to certain landfill gas assets. In the discussion that follows, note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings from continuing operations and discontinued operations were impacted by the following event in 2010 and several events in 2009, including:

2010 Event

•	A $6.3 million gain on the sale of the Company’s landfill gas operations, which was completed in September 2010. This amount is included in earnings from discontinued operations.

2009 Events

•	A non-cash $182.8 million impairment charge ($108.2 million after tax) recorded during the quarter ended December 31, 2008 for the Exploration and Production segment’s oil and gas producing properties;

•	A $2.8 million impairment in the value of certain landfill gas assets;

•	A $1.1 million impairment in the value of the Company’s 50% investment in ESNE (recorded in the All Other category), a limited liability company that owns an 80-megawatt, combined cycle, natural gas-fired power plant in the town of North East, Pennsylvania; and

•	A $2.3 million death benefit gain on life insurance policies recognized in the Corporate category.

2009 Compared with 2008

The Company’s earnings were $100.7 million in 2009 compared with earnings of $268.7 million in 2008. The Company’s earnings from continuing operations were $103.5 million in 2009 compared with $266.9 million in 2008. The Company recorded a loss from discontinued operations of $2.8 million in 2009 compared with earnings from discontinued operations of $1.8 million in 2008. Discontinued operations in 2009 and 2008 consisted of the Company’s landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. The decrease in earnings from continuing operations of $163.4 million is primarily the result of lower earnings in the Exploration and Production, Pipeline and Storage and Utility segments and the All Other category, slightly offset by a lower loss in the Corporate category and higher earnings in the Energy Marketing segment, as shown in the table below. The loss from discontinued operations in 2009 compared to earnings from discontinued operations in 2008 reflects the recognition of $2.8 million of impairment charges in 2009 related to certain landfill gas assets. Earnings from continuing operations and discontinued operations were impacted by the 2009 events discussed above and the following 2008 event:

2008 Event

•	A $0.6 million gain in the All Other category associated with the sale of Horizon Power’s gas-powered turbine.

Earnings (Loss) by Segment

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Utility	$62,473	$58,664	$61,472
Pipeline and Storage	36,703	47,358	54,148
Exploration and Production	112,531	(10,238)	146,612
Energy Marketing	8,816	7,166	5,889

Total Reported Segments	220,523	102,950	268,121
All Other	3,396	705	3,958
Corporate	(4,786)	(171)	(5,172)

Total Earnings from Continuing Operations	219,133	103,484	266,907
Earnings (Loss) from Discontinued Operations	6,780	(2,776)	1,821

Total Consolidated	$225,913	$100,708	$268,728

UTILITY

Revenues

Utility Operating Revenues

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Retail Revenues:
Residential	$583,443	$850,088	$876,677
Commercial	81,110	128,520	135,361
Industrial	5,697	7,213	7,419

	670,250	985,821	1,019,457

Off-System Sales	29,135	3,740	58,225
Transportation	109,675	111,483	113,901
Other	10,730	11,980	18,686

	$819,790	$1,113,024	$1,210,269

Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2010	2009	2008

Retail Sales:
Residential	54,012	58,835	57,463
Commercial	8,203	9,551	9,769
Industrial	646	515	552

	62,861	68,901	67,784

Off-System Sales	5,899	513	5,686
Transportation	60,105	59,751	64,267

	128,865	129,165	137,737

Degree Days

				Percent (Warmer)
				Colder Than
Year Ended September 30		Normal	Actual	Normal	Prior Year

2010(1):	Buffalo	6,692	6,292	(6.0)%	(6.1)%
	Erie	6,243	5,947	(4.7)%	(3.7)%
2009(2):	Buffalo	6,692	6,701	0.1%	6.8%
	Erie	6,243	6,176	(1.1)%	6.9%
2008(3):	Buffalo	6,729	6,277	(6.7)%	0.1%
	Erie	6,277	5,779	(7.9)%	(3.8)%

(1)	Percents compare actual 2010 degree days to normal degree days and actual 2010 degree days to actual 2009 degree days.

(2)	Percents compare actual 2009 degree days to normal degree days and actual 2009 degree days to actual 2008 degree days.

(3)	Percents compare actual 2008 degree days to normal degree days and actual 2008 degree days to actual 2007 degree days.

2010 Compared with 2009

Operating revenues for the Utility segment decreased $293.2 million in 2010 compared with 2009. This decrease largely resulted from a $315.6 million decrease in retail gas sales revenues, a $1.8 million decrease in transportation revenues, and a $1.2 million decrease in other operating revenues. These were partially offset by a $25.4 million increase in off-system sales revenue.

The decrease in retail gas sales revenues of $315.6 million was largely a function of warmer weather and lower gas costs (subject to certain timing variations, gas costs are recovered dollar for dollar in revenues). The recovery of lower gas costs resulted from a lower cost of purchased gas combined with the refunding of previously over-recovered purchased gas costs. See further discussion of purchased gas below under the heading “Purchased Gas.”

The increase in off-system sales revenues of $25.4 million was largely due to the Utility segment not engaging in off-system sales from November 2008 through October 2009. This was due to Order No. 717 (“Final Rule”), which was issued by the FERC on October 16, 2008. The Final Rule seemingly held that a local distribution company making off-system sales on unaffiliated pipelines would be engaging in “marketing” that would require Distribution Corporation to substantially modify its operations in order to assure compliance with the FERC’s standards of conduct. Accordingly, pending clarification of this issue from the FERC, as of November 1, 2008, Distribution Corporation ceased off-system sales activities. On October 15, 2009, the FERC released Order No. 717-A, which clarified that a local distribution company making off-system sales of gas that has been transported on non-affiliated pipelines is not subject to the FERC standards of conduct. In light of and in reliance on this clarification, Distribution Corporation determined that it could resume engaging in off-system sales on non-affiliated pipelines. Such off-system sales resumed in November 2009. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to earnings.

The decrease in transportation revenues of $1.8 million was primarily due to warmer weather and the resulting decrease in transportation volumes for residential and commercial customers. While there was a slight increase in transportation volumes of 0.4 Bcf for all revenue classes, this was largely due to an increase in throughput for large industrial customers. Margins associated with large industrial customers do not have a significant impact on transportation revenues. The decrease in other operating revenues of $1.2 million is largely due to a decrease in late payment revenue, caused by a decrease in gas costs.

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

The Utility segment had off-system sales revenues of $3.7 million and $58.2 million for 2009 and 2008, respectively. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to margins in 2009 and 2008. The decrease in off-system sales revenue stemmed from Order No. 717 (“Final Rule”), as discussed above.

The decrease in other operating revenues of $6.7 million is largely related to amounts recorded in 2008 pursuant to rate settlements approved by the NYPSC. In accordance with these settlements, Distribution Corporation was allowed to utilize certain refunds from upstream pipeline companies and certain other credits (referred to as the “cost mitigation reserve”) to offset certain specific expense items. In 2008, Distribution Corporation utilized $5.6 million of the cost mitigation reserve, which increased other operating revenues, to recover previous undercollections of pension expenses. In 2009, Distribution Corporation utilized only $0.2 million of the cost mitigation reserve. The impact of this $5.4 million decrease in other operating revenues was offset by an equal decrease to operation and maintenance expense (thus there was no earnings impact).

Purchased Gas

The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volumes, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $428.4 million, $713.2 million and $800.5 million of Purchased Gas Expense during 2010, 2009 and 2008, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.

Currently, Distribution Corporation has contracted for long-term firm transportation capacity with Supply Corporation, Empire and six other upstream pipeline companies, for long-term gas supplies with a combination of producers and marketers, and for storage service with Supply Corporation and two nonaffiliated companies. In addition, Distribution Corporation satisfies a portion of its gas requirements through spot market purchases. Changes in wellhead prices have a direct impact on the cost of purchased gas. Distribution Corporation’s average cost of purchased gas, including the cost of transportation and storage, was $7.13 per Mcf in 2010, a decrease of 13% from the average cost of $8.17 per Mcf in 2009. The average cost of purchased gas in 2009 was 27% lower than the average cost of $11.23 per Mcf in 2008. Additional discussion of the Utility segment’s gas purchases appears under the heading “Sources and Availability of Raw Materials” in Item 1.

Earnings

2010 Compared with 2009

The Utility segment’s earnings in 2010 were $62.5 million, an increase of $3.8 million when compared with earnings of $58.7 million in 2009.

In the New York jurisdiction, earnings increased by $1.8 million. The positive earnings impact associated with lower operating expenses of $1.5 million (primarily a decrease in bad debt expense slightly offset by an increase in personnel costs) and routine regulatory adjustments ($1.4 million) were partially offset by a $1.2 million decrease in late payment revenue (due to lower gas costs) and higher income tax expense of $0.3 million.

The impact of weather on the Utility segment’s New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For 2010, the WNC preserved earnings of approximately $1.3 million, as the weather was warmer than normal. For 2009, the WNC reduced earnings by approximately $0.2 million, as the weather was colder than normal.

In the Pennsylvania jurisdiction, earnings increased by $2.0 million. The positive earnings impact associated with a lower effective tax rate ($5.1 million) and lower operating expenses of $2.8 million were the main factors in the earnings increase. The effective tax rate impact is attributable to a lower state income tax expense in 2010 as a result of the pass-back to customers of over-collected gas costs. The decrease in operating expenses was primarily attributable to a decrease in bad debt expense. These factors were partially offset by lower usage per account ($2.1 million), higher interest expense ($2.1 million), warmer weather ($0.8 million) and routine regulatory true-up adjustments ($0.2 million). The phrase “usage per account” refers to average gas consumption per account after factoring out any impact that weather may have had on consumption. The increase in interest expense was partially due to the Company’s April 2009 debt issuance that was issued at a significantly higher interest rate than the debt that had matured in March 2009. In addition, accrued interest on deferred gas costs increased as a result of the over-recovery of gas costs during fiscal 2009.

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

In 2009, the WNC reduced earnings by approximately $0.2 million, as the weather was colder than normal. In 2008, the WNC preserved earnings of approximately $2.5 million, as the weather was warmer than normal.

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

PIPELINE AND STORAGE

Revenues

Pipeline and Storage Operating Revenues

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Firm Transportation	$139,324	$139,034	$122,321
Interruptible Transportation	1,863	3,175	4,330

	141,187	142,209	126,651

Firm Storage Service	66,593	66,711	67,020
Interruptible Storage Service	78	20	14

	66,671	66,731	67,034

Other	11,025	10,333	22,871

	$218,883	$219,273	$216,556

Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2010	2009	2008

Firm Transportation	296,907	348,294	353,173
Interruptible Transportation	4,459	3,888	5,197

	301,366	352,182	358,370

Operating revenues for the Pipeline and Storage segment decreased $0.4 million in 2010 as compared with 2009. The decrease was due to a decrease in interruptible transportation revenues of $1.3 million largely due to a decrease in the gathering rate under Supply Corporation’s tariff. Also contributing to the decrease was a decrease in cashout revenues of $0.3 million (reported as a part of other revenue in the table above). Cashout revenues are completely offset by purchased gas expense and as a result have no impact on earnings. Offsetting the decrease was an increase in efficiency gas revenues of $1.3 million (reported as a part of other revenue in the table above) due to higher efficiency gas volumes and a significantly lower efficiency gas inventory write down in 2010 versus 2009. These increases to efficiency gas revenues were partially offset by lower gas prices and a lower gain, period over period, on the sale of retained efficiency gas volumes held in inventory. Under Supply Corporation’s tariff with shippers, Supply Corporation is allowed to retain a set percentage of shipper-supplied gas to cover compressor fuel costs and for other operational purposes. To the extent that Supply Corporation does not need all of the gas to cover such operational needs, it is allowed to keep the excess gas as inventory. That inventory is later sold to buyers on the open market. The excess gas that is retained as inventory, as well as any gains resulting from the sale of such inventory, represent efficiency gas revenue to Supply Corporation. Also offsetting the decrease in revenues was an increase in firm transportation revenues of $0.3 million. This increase was primarily the result of higher revenues from the Empire Connector, which was placed in service in December 2008, partially offset by a reduction in the level of short-term contracts entered into by shippers period over period as such shippers utilized lower priced pipeline transportation routes.

Transportation volume decreased by 50.8 Bcf in 2010 as compared with 2009. These decreases were largely due to shippers seeking alternative lower priced gas supply (and in some cases, not renewing short-term transportation contracts) combined with warmer weather and lower industrial demand. The reason shippers are seeking lower priced gas supply is primarily because of the relatively higher price of natural gas supplies available at the United States/Canadian border at the Niagara River near Buffalo, New York compared to the lower pricing for supplies available at Leidy, Pennsylvania. Empire’s proposed Tioga County Extension Project and Supply Corporation’s “Northern Access” expansion project, both of which are discussed in the Investing Cash Flow section that follows, are designed to utilize that available pipeline capacity by receiving natural gas produced from the Marcellus Shale and transporting it to Canada and the Northeast United States where demand has been growing. Much of the impact of lower volumes is offset by the straight fixed-variable rate design utilized by Supply Corporation and Empire. However, this rate design does not protect Supply Corporation or Empire in situations where shippers do not contract for that capacity at the same quantity and rate. In that situation, Supply Corporation or Empire can propose revised rates and services in a rate case at the FERC.

2009 Compared with 2008

Operating revenues for the Pipeline and Storage segment increased $2.7 million in 2009 as compared with 2008. The increase was primarily due to a $15.6 million increase in transportation revenue primarily due to higher revenues from the Empire Connector and new contracts for transportation service. Partially offsetting this increase, efficiency gas revenues decreased $11.5 million. The majority of this decrease was due to significantly lower gas prices in 2009 as compared to 2008.

Earnings

2010 Compared with 2009

The Pipeline and Storage segment’s earnings in 2010 were $36.7 million, a decrease of $10.7 million when compared with earnings of $47.4 million in 2009. The decrease in earnings is primarily due to a decrease in the allowance for funds used during construction ($2.3 million), higher operating costs ($4.5 million), higher property taxes ($2.0 million), higher interest expense ($3.1 million) and higher depreciation expense ($0.5 million). Lower transportation revenues of $0.7 million, as discussed above, also contributed to the earnings decrease. The decrease in allowance for funds used during construction (equity component) is a result of the construction of the Empire Connector, which was completed and placed in service on December 10, 2008. The increase in operating expenses can primarily be attributed to higher pension expense, higher personnel costs, and an increase in corrosion logging expenses associated with Supply Corporation’s storage wells. The increase in property taxes is primarily a result of additional property taxes and higher payments in lieu of taxes associated with the Empire Connector. The increase in interest expense can be attributed to higher debt balances and a higher average interest rate on borrowings combined with a decrease in the allowance for borrowed funds used during construction resulting from the completion of the Empire Connector. The increase in the average interest rate stems from the Company’s April 2009 debt issuance. The increase in depreciation expense is primarily the result of the Empire Connector being placed in service in December 2008. These earnings decreases were partially offset by the earnings impact associated with higher efficiency gas revenues ($0.8 million), as discussed above, and lower income tax expense ($1.4 million) due to a lower effective tax rate.

2009 Compared with 2008

The Pipeline and Storage segment’s earnings in 2009 were $47.4 million, a decrease of $6.7 million when compared with earnings of $54.1 million in 2008. The decrease was primarily due to the earnings impact associated with a decrease in efficiency gas revenues ($7.5 million), as discussed above. In addition, higher interest expense ($5.1 million), higher depreciation expense ($1.5 million), and a decrease in the allowance for funds used during construction ($2.0 million) also contributed to the decrease in earnings. The increase in interest expense can be attributed to higher debt balances and a higher average interest rate on borrowings. The increase in the average interest rate stems from the Company’s April 2009 debt issuance. The increase in depreciation expense can be attributed primarily to a revision of accumulated depreciation combined with the increased depreciation associated with placing the Empire Connector in service in December 2008. The decrease in the allowance for funds used during construction was due to completion of the Empire Connector project in December 2008. Whereas the allowance for funds used during construction related to the Empire Connector project was recorded throughout 2008, it was only recorded for three months in 2009. These earnings decreases were partially offset by the earnings impact associated with higher transportation revenues ($9.7 million), as discussed above.

EXPLORATION AND PRODUCTION

Revenues

Exploration and Production Operating Revenues

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Gas (after Hedging)	$183,327	$154,582	$202,153
Oil (after Hedging)	242,303	219,046	250,965
Gas Processing Plant	29,369	24,686	49,090
Other	820	432	(944)
Intrasegment Elimination(1)	(17,791)	(15,988)	(34,504)

Operating Revenues	$438,028	$382,758	$466,760

(1)	Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that is sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

Production

	Year Ended September 30
	2010	2009	2008

Gas Production (MMcf)
Gulf Coast	10,304	9,886	11,033
West Coast	3,819	4,063	4,039
Appalachia	16,222	8,335	7,269

Total Production	30,345	22,284	22,341

Oil Production (Mbbl)
Gulf Coast	502	640	505
West Coast	2,669	2,674	2,460
Appalachia	49	59	105

Total Production	3,220	3,373	3,070

Average Prices

	Year Ended September 30
	2010	2009	2008

Average Gas Price/Mcf
Gulf Coast	$5.22	$4.54	$10.03
West Coast	$4.81	$3.91	$8.71
Appalachia	$4.93	$5.52	$9.73
Weighted Average	$5.01	$4.79	$9.70
Weighted Average After Hedging(1)	$6.04	$6.94	$9.05
Average Oil Price/Barrel (bbl)
Gulf Coast	$76.57	$54.58	$107.27
West Coast(2)	$71.72	$50.90	$98.17
Appalachia	$75.81	$56.15	$97.40
Weighted Average	$72.54	$51.69	$99.64
Weighted Average After Hedging(1)	$75.25	$64.94	$81.75

(1)	Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note G — Financial Instruments in Item 8 of this report.

(2)	Includes low gravity oil which generally sells for a lower price.

2010 Compared with 2009

Operating revenues for the Exploration and Production segment increased $55.3 million in 2010 as compared with 2009. Gas production revenue after hedging increased $28.7 million primarily due to production increases in the Appalachian division. The increase in Appalachian natural gas production was mainly due to Marcellus Shale production that came on line during fiscal 2010, primarily in Tioga County, Pennsylvania. Increases in natural gas production were partially offset by a $0.90 per Mcf decrease in the weighted average price of gas after hedging. Oil production revenue after hedging increased $23.3 million due to an increase in the weighted average price of oil after hedging ($10.31 per Bbl), while oil production levels were slightly lower in fiscal 2010. In addition, there was a $2.9 million increase in gross processing plant revenues (net of eliminations) due to an increase in the commodity prices of residual gas and liquids sold at Seneca’s processing plants in the West Coast region.

Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows. Refer to the tables above for production and price information.

2009 Compared with 2008

Operating revenues for the Exploration and Production segment decreased $84.0 million in 2009 as compared with 2008. Gas production revenue after hedging decreased $47.6 million primarily due to a $2.11 per Mcf decrease in weighted average prices after hedging. Gas production was virtually flat with the prior year as production decreases in the Gulf Coast region were substantially offset by production increases in the Appalachian region. The decrease in gas production that occurred in the Gulf Coast region (1,147 MMcf) was a result of lingering shut-ins caused by Hurricanes Edouard, Gustav and Ike in September 2008. While Seneca’s properties sustained only superficial damage from the hurricanes, two significant producing properties were shut-in for a significant portion of the current fiscal year due to repair work on third party pipelines and onshore processing facilities. One of the properties was back on line by March 31, 2009 and the other property was back on line by the end of April 2009. The increase in gas production in the Appalachian region of 1,066 MMcf resulted from additional wells drilled throughout fiscal 2008 that came on line in 2009. Oil production revenue after hedging decreased $31.9 million due to a $16.81 per barrel decrease in weighted average prices after hedging, which more than offset an increase in oil production of 303,000 barrels (primarily from the West Coast and Gulf Coast regions). In addition, there was a $5.9 million decrease in gross processing plant revenues (net of eliminations) due to a reduction in the commodity prices of residual gas and liquids sold at Seneca’s processing plants in the West Coast and Appalachian regions.

Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows. Refer to the tables above for production and price information.

Earnings

2010 Compared with 2009

The Exploration and Production segment’s earnings for 2010 were $112.5 million, compared with a loss of $10.2 million for 2009, an increase of $122.7 million. The increase in earnings is primarily the result of the non-recurrence of an impairment charge of $108.2 million during the quarter ended December 31, 2008, as discussed above in the Overview section. Higher natural gas production and higher crude oil prices increased earnings by $36.3 million and $21.6 million, respectively. Higher processing plant revenues ($1.9 million) largely due to an increase in commodity prices of residual gas and liquids sold at Seneca’s processing plants in the West Coast region further contributed to an increase in earnings. Lower interest expense ($1.6 million) due to a lower average amount of debt outstanding and the capitalization of interest further contributed to an increase in earnings. In addition, lower general and administrative and other operating expenses ($1.2 million) increased earnings. The decrease in general and administrative and other operating expenses primarily reflects variations between actual plugging and abandonment costs incurred versus amounts previously accrued for such properties. During 2010, actual plugging and abandonment costs incurred were less than the liability that had been established for such properties, resulting in a gain. The decrease in general and administrative and other operating expenses also reflects a decrease in bad debt expense. Higher personnel costs, primarily in the Appalachian region, partially offset these decreases. Lower natural gas prices ($17.7 million) and lower crude oil production ($6.5 million) partially offset the increase in earnings. In addition, the earnings increases noted above were partially offset by higher depletion expense ($10.0 million), the earnings impact associated with higher income tax expense ($7.2 million), higher lease operating expenses ($6.1 million), and lower interest income ($0.9 million). The increase in depletion expense was primarily due to an increase in production and depletable base (largely due to increased capital spending in the Appalachian region). The increase in income tax expense in 2010 is attributable to the loss of a domestic production activities deduction for fiscal 2010, the non-recurrence of a Corporate tax benefit received in the prior year, and higher state income taxes. Lease operating expenses increased due to higher steaming costs in California, additional production properties related to the acquisition of Ivanhoe Energy’s United States oil and gas properties in July 2009, an increase in the costs associated with a higher number of producing properties in the Appalachian region, primarily within the Marcellus Shale, and higher production taxes. The reduction in interest income was largely due to lower interest rates on cash investment balances.

2009 Compared with 2008

The Exploration and Production segment’s loss for 2009 was $10.2 million, compared with earnings of $146.6 million for 2008, a decrease of $156.8 million. The decrease in earnings is primarily the result of an impairment charge of $108.2 million, as discussed above. In addition, lower crude oil prices, lower natural gas prices, and lower natural gas production decreased earnings by $36.9 million, $30.6 million, and $0.3 million, respectively, while higher crude oil production increased earnings by $16.1 million. Lower interest income ($5.5 million) and higher operating expenses ($1.7 million) further reduced earnings. In addition, there was a $3.8 million decrease in earnings caused by a reduction in the commodity prices of residual gas and liquids sold at Seneca’s processing plants in the West Coast and Appalachian regions. The decrease in interest income is due to lower interest rates and lower temporary cash investment balances. The increase in operating expenses is due to an increase in bad debt expense as a result of a customer’s bankruptcy filing, and higher personnel costs in the Appalachian region. These earnings decreases were partially offset by lower interest expense ($5.4 million), lower lease operating costs ($2.6 million), lower depletion expense ($0.9 million), and lower income tax expense ($4.2 million). The decline in interest expense is primarily due to a lower average amount of debt outstanding. The reduction in lease operating expenses is primarily due to a reduction in steam fuel costs in the West Coast region and lower production taxes in the Gulf Coast region. The decrease in depletion is primarily due to a lower full cost pool balance after the impairment charge taken during the quarter ended December 31, 2008.

ENERGY MARKETING

Revenues

Energy Marketing Operating Revenues

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Natural Gas (after Hedging)	$344,077	$398,205	$551,243
Other	725	116	(11)

	$344,802	$398,321	$551,232

Energy Marketing Volume

	Year Ended September 30
	2010	2009	2008

Natural Gas — (MMcf)	58,299	60,858	56,120

2010 Compared with 2009

Operating revenues for the Energy Marketing segment decreased $53.5 million in 2010 as compared with 2009. The decrease primarily reflects a decline in gas sales revenue due to a lower average price of natural gas that was recovered through revenues, as well as a decrease in volume sold. The decrease in volume is largely attributable to a decrease in volume sold to low-margin wholesale customers as well as fewer sales transactions undertaken at the Niagara pipeline delivery point to offset certain basis risks that the Energy Marketing segment was exposed to under certain fixed basis commodity purchase contracts for Appalachian production. Such transactions had the effect of increasing revenue and volume sold with minimal impact to earnings.

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

Earnings

2010 Compared with 2009

The Energy Marketing segment’s earnings in 2010 were $8.8 million, an increase of $1.6 million when compared with earnings of $7.2 million in 2009. This increase was primarily attributable to higher margin of $1.4 million combined with lower income tax expense of $0.4 million. The increase in margin was primarily driven by improved average margins per Mcf, the benefit that the Energy Marketing segment derived from its contracts for storage capacity, and proceeds received as a member of a class of claimants in a class action litigation settlement. Higher operating costs of $0.1 million slightly offset the increase in earnings. The increase in operating expenses was primarily due to a June 2010 accrual for U.S. Customs merchandise processing fees that may be due for certain past gas imports from Canada, largely offset by lower bad debt expense.

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

ALL OTHER AND CORPORATE OPERATIONS

All Other and Corporate operations primarily includes the operations of Highland, Seneca’s Northeast Division, Midstream Corporation, Horizon Power, former International segment activity and corporate operations. Highland and Seneca’s Northeast Division market timber from their New York and Pennsylvania land holdings. In September 2010, the Company sold its sawmill in Marienville, Pennsylvania along with the mill’s inventory, stumpage tracts and certain land and timber acreage for approximately $15.8 million. The Company recognized a gain of approximately $0.4 million from this sale ($0.2 million net of tax). The Company continues to maintain a forestry operation, but will no longer be processing lumber products. Midstream Corporation is a Pennsylvania corporation formed to build, own and operate natural gas processing and pipeline gathering facilities in the Appalachian region. Horizon Power’s activity primarily consists of equity method investments in Seneca Energy, Model City and ESNE. Horizon Power has a 50% ownership interest in each of these entities. The income from these equity method investments is reported as Income from Unconsolidated Subsidiaries on the Consolidated Statements of Income. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. On November 1, 2010, ESNE stopped all electricity generation operations. The turbines and other assets will be sold and the building will be dismantled. ESNE generated electricity from an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. In September 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana for $38.0 million, recognizing a gain of $10.3 million ($6.3 million net of tax). The Company’s landfill gas operations were maintained under the Company’s wholly owned subsidiary, Horizon LFG, which owned and operated these short distance landfill gas pipeline companies. These operations are presented in the Company’s financial statements as discontinued operations. Refer to Item 8 at Note J — Discontinued Operations for further details.

Earnings

2010 Compared with 2009

All Other and Corporate operations had a loss from continuing operations of $1.4 million in 2010 compared with earnings from continuing operations of $0.5 million in 2009. The overall decrease was due to higher interest expense of $3.8 million (primarily the result of higher borrowings at a higher interest rate due to the $250 million of 8.75% notes issued in April 2009), higher income tax expense of $3.7 million (due to a higher effective tax rate), higher depreciation and depletion of $2.4 million (mostly attributable to increased depletion expense due to an increase in timber harvested from Company owned lands), and higher operating expenses of $1.0 million (mostly attributable to an increase in Midstream Corporation’s operating activities). In addition, the non-recurrence of a gain resulting from a death benefit on corporate-owned life insurance policies held by the Company of $2.3 million that occurred during the quarter ended December 31, 2008 further reduced earnings. The negative earnings impact associated with items mentioned above were partially offset by higher margins of $6.5 million and higher interest income of $3.1 million. The increase in margins was mostly attributable to higher margins from log and lumber sales (partially due to the increase in timber harvested from low cost basis, Company owned lands) coupled with higher revenues from Midstream Corporation’s gathering operations. The increase in interest income was due to higher intercompany interest collected from the Company’s other operating segments as a result of the allocation of the aforementioned April 2009 debt issuance. In addition, during the quarter ended December 31, 2008, ESNE, an unconsolidated subsidiary of

Horizon Power, recorded an impairment charge of $3.6 million, which did not recur. Horizon Power’s 50% share of the impairment was $1.8 million ($1.1 million on an after tax basis).

2009 Compared with 2008

All Other and Corporate operations had earnings from continuing operations of $0.5 million in 2009, an increase of $1.7 million compared with a loss from continuing operations of $1.2 million for 2008. The increase was due to lower operating costs ($3.8 million), lower income tax expenses ($4.6 million), lower depreciation and depletion ($0.4 million) and higher other income ($0.7 million). In 2008, the proxy contest with New Mountain Vantage GP, L.L.C. led to an increase in operating costs, which did not recur in 2009. In addition, a gain on life insurance policies held by the Company ($2.3 million) further increased earnings. The reduction in depreciation and depletion expense is due to a decrease in timber harvested from Company owned lands. The increase in other income is primarily due to an increase in the value of corporate owned life insurance policies. These earnings increases were partially offset by higher interest expense ($3.4 million), lower income from Horizon Power’s investments in unconsolidated subsidiaries ($2.0 million), lower margins from lumber, log, and timber rights sales ($2.5 million) and lower interest income ($0.6 million). The decrease in margins from lumber, log and timber rights sales is a result of a decline in revenues due to unfavorable market conditions. The increase in interest expense was primarily the result of higher borrowings at a higher interest rate (mostly due to the $250 million of 8.75% notes that were issued in April 2009). The decrease in interest income is largely due to lower rates on cash investment balances. In addition, during 2009, ESNE, an unconsolidated subsidiary of Horizon Power, recorded an impairment charge of $3.6 million. Horizon Power’s 50% share of the impairment was $1.8 million ($1.1 million on an after tax basis). The impairment charge of $3.6 million recorded by ESNE during 2009 (as discussed above) was driven by a significant decrease in “run time” for the plant given the economic downturn and the resulting decrease in demand for electric power. Also, Horizon Power recognized a gain on the sale of a turbine ($0.6 million) during 2008 that did not recur in 2009.

INTEREST INCOME

Interest income was $2.0 million lower in 2010 as compared to 2009. Lower interest rates on cash investment balances was the primary factor contributing to this decrease.

Interest income was $5.0 million lower in 2009 as compared to 2008. Lower cash investment balances in the Exploration and Production segment and lower interest rates on such investments were the primary factors contributing to this decrease.

OTHER INCOME

Other income was $4.6 million lower in 2010 as compared to 2009. This decrease is attributable to a $2.1 million decrease in the allowance for funds used during construction, which is primarily due to the completion of the Empire Connector project in December 2008. In addition, a death benefit gain on corporate-owned life insurance policies of $2.3 million recognized during the first quarter of 2009 did not recur in 2010.

Other income was $1.0 million higher in 2009 as compared to 2008. This increase was primarily due to a death benefit gain on corporate-owned life insurance policies of $2.3 million recognized during the first quarter of 2009. In addition, there was a larger year-over-year increase in the value of corporate-owned life insurance policies ($1.8 million). This increase is partially offset by a $2.2 million decrease in the allowance for funds used during construction, which is primarily due to the completion of the Empire Connector project in December 2008. In addition, Horizon Power recognized a $0.9 million pre-tax gain on the sale of a turbine during 2008 that did not recur in 2009.

INTEREST CHARGES

Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis:

Interest on long-term debt increased $7.8 million in 2010 as compared to 2009. The increase in 2010 was primarily the result of a higher average amount of long-term debt outstanding combined with higher average interest rates. In April 2009, the Company issued $250 million of 8.75% senior, unsecured notes due in May 2019. This increase was partially offset by the repayment of $100 million of 6% medium-term notes that matured in March 2009. In addition, during fiscal 2009, the Exploration and Production segment significantly increased its capital expenditures related to unproved properties in the Marcellus Shale area of the Appalachian region. As a result, the Company capitalized interest costs associated with capital expenditures, which decreased interest expense by $1.1 million.

Interest on long-term debt increased $9.3 million in 2009 as compared to 2008. The increase in 2009 was primarily the result of a higher average amount of long-term debt outstanding combined with higher average interest rates due to the April 2009 debt issuance discussed above. This increase was partially offset by the repayment of $100 million of 6% medium-term notes that matured in March 2009.

Other interest charges decreased $0.6 million in 2010 compared to 2009. The decrease is mainly attributable to a $1.4 million decrease in interest expense on regulatory deferrals (primarily deferred gas costs) in the Utility segment, which was partially offset by a $0.9 million decrease in the allowance for borrowed funds used during construction resulting from the completion of the Empire Connector in December 2009.

Other interest charges increased $4.1 million in 2009 compared to 2008. The increase in 2009 was primarily caused by a $2.3 million increase in interest expense on regulatory deferrals (primarily deferred gas costs) in the Utility segment’s New York jurisdiction combined with a $0.7 million decrease in the allowance for borrowed funds used during construction related to the Empire Connector project. In addition, there was an increase due to an audit adjustment on a state tax return from 2008 ($0.4 million).

CAPITAL RESOURCES AND LIQUIDITY

The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

Sources (Uses) of Cash

	Year Ended September 30
	2010	2009	2008
	(Millions)

Provided by Operating Activities	$459.7	$611.8	$482.8
Capital Expenditures	(455.8)	(313.6)	(397.7)
Investment in Subsidiary, Net of Cash Acquired	—	(34.9)	—
Net Proceeds from Sale of Timber Mill and Related Assets	15.8	—	—
Net Proceeds from Sale of Landfill Gas Pipeline Assets	38.0	—	—
Cash Held in Escrow	—	(2.0)	58.4
Net Proceeds from Sale of Oil and Gas Producing Properties	—	3.6	5.9
Other Investing Activities	(0.3)	(2.8)	4.4
Reduction of Long-Term Debt	—	(100.0)	(200.0)
Net Proceeds from Issuance of Long-Term Debt	—	247.8	296.6
Net Proceeds from Issuance of Common Stock	26.0	28.2	17.4
Dividends Paid on Common Stock	(109.5)	(104.2)	(103.7)
Excess Tax Benefits Associated with Stock- Based Compensation Awards	13.2	5.9	16.3
Shares Repurchased under Repurchase Plan	—	—	(237.0)

Net Increase (Decrease) in Cash and Temporary Cash Investments	$(12.9)	$339.8	$(56.6)

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

Net cash provided by operating activities totaled $459.7 million in 2010, a decrease of $152.1 million compared with the $611.8 million provided by operating activities in 2009. The decrease is primarily due to the timing of gas cost recovery in the Utility segment. As gas prices decreased significantly during 2009, the Company’s Utility segment experienced an over-recovery of gas costs that was reflected in Amounts Payable to Customers on the Company’s Consolidated Balance Sheet. Since September 30, 2009, the Company has been refunding that over-recovery to its customers. From a consolidated perspective, higher interest payments on long-term debt also contributed to the decrease in cash provided by operating activities.

Net cash provided by operating activities totaled $611.8 million in 2009, an increase of $129.0 million compared with the $482.8 million provided by operating activities in 2008. The increase is primarily due to the timing of gas cost recovery in the Utility segment. As gas prices decreased significantly during 2009, the Company’s Utility segment experienced an over-recovery of gas costs that is reflected in Amounts Payable to Customers on the Company’s Consolidated Balance Sheet at September 30, 2009. At September 30, 2008, the Company’s Utility segment was in an under-recovery position.

INVESTING CASH FLOW

Expenditures for Long-Lived Assets

The Company’s expenditures from continuing operations for long-lived assets totaled $501.4 million, $341.4 million and $414.4 million in 2010, 2009 and 2008, respectively. The table below presents these expenditures:

	Year Ended September 30
	2010		2009		2008
	(Millions)

Utility:
Capital Expenditures	$58.0		$56.2		$57.5
Pipeline and Storage:
Capital Expenditures	37.9		52.5	(3)	165.5	(3)
Exploration and Production:
Capital Expenditures	398.2	(1)(2)	188.3	(2)	192.2
Investment in Subsidiary	—		34.9	(4)	—
All Other and Corporate:
Capital Expenditures	7.3	(2)	9.8	(2)	1.6
Eliminations	—		(0.3	)(5)	(2.4	)(6)

Total Expenditures from Continuing Operations	$501.4	(7)	$341.4	(7)	$414.4	(7)

(1)	Amount for 2010 includes $55.5 million of accrued capital expenditures, the majority of which was in the Appalachian region. This amount has been excluded from the Consolidated Statement of Cash Flows at September 30, 2010 since it represents a non-cash investing activity at that date.

(2)	Capital expenditures for the Exploration and Production segment for 2010 exclude $9.1 million of accrued capital expenditures, the majority of which was in the Appalachian region. Capital expenditures for All Other for 2010 exclude $0.7 million of accrued capital expenditures related to the construction of the Midstream Covington Gathering System. Both of these amounts were accrued at September 30, 2009 and paid during the year ended September 30, 2010. These amounts were included in the 2009 capital expenditures shown in the table above, but were excluded from the Consolidated Statement of Cash Flows at September 30, 2009 since they represented non-cash investing activities at that date. These amounts have been included in the Consolidated Statement of Cash Flows at September 30, 2010.

(3)	Amount for 2009 excludes $16.8 million of accrued capital expenditures related to the Empire Connector project accrued at September 30, 2008 and paid during the year ended September 30, 2009. This amount was included in 2008 capital expenditures shown in the table above, but was excluded from the Consolidated Statement of Cash Flows at September 30, 2008 since it represented a non-cash investing activity at that date. The amount was included in the Consolidated Statement of Cash Flows at September 30, 2009.

(4)	Investment amount is net of $4.3 million of cash acquired.

(5)	Represents $0.3 million of capital expenditures in the Pipeline and Storage segment for the purchase of pipeline facilities from the Appalachian region of the Exploration and Production segment during the quarter ended December 31, 2008.

(6)	Represents $2.4 million of capital expenditures included in the Appalachian region of the Exploration and Production segment for the purchase of storage facilities, buildings, and base gas from Supply Corporation during the quarter ended March 31, 2008.

(7)	Excludes expenditures for long-lived assets associated with discontinued operations as follows: $0.1 million for 2010, $0.2 million for 2009, and $0.1 million for 2008.

Utility

The majority of the Utility capital expenditures for 2010, 2009 and 2008 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage segment’s capital expenditures for 2010 were made for additions, improvements, and replacements to this segment’s transmission and gas storage systems. The Pipeline and Storage capital expenditure amounts for 2010 also include $6.0 million spent on the Lamont Project, discussed below. The majority of the Pipeline and Storage segment’s capital expenditures for 2009 and 2008 were related to the Empire Connector project, which was placed into service on December 10, 2008, as well as for additions, improvements, and replacements to this segment’s transmission and gas storage systems. The Empire Connector project was completed for a cost of approximately $192 million. The Company capitalized Empire Connector project costs of $27.3 million and $149.2 million for the years ended September 30, 2009 and 2008, respectively.

Exploration and Production

In 2010, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $14.9 million for the Gulf Coast region, the majority of which was for the off-shore program in the shallow waters of the Gulf of Mexico, $27.6 million for the West Coast region and $355.7 million for the Appalachian region (including $332.4 million in the Marcellus Shale area). These amounts included approximately $28.9 million spent to develop proved undeveloped reserves. The capital expenditures in the Appalachian region include the Company’s acquisition of two tracts of leasehold acreage for approximately $71.8 million. The Company acquired these tracts in order to expand its Marcellus Shale acreage holdings. These tracts, consisting of approximately 18,000 net acres in Tioga and Potter Counties in Pennsylvania, are geographically similar to the Company’s existing Marcellus Shale acreage in the area, and will help the Company continue its developmental drilling program. The transaction closed on March 12, 2010. The Company funded this transaction with cash from operations.

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

In July 2009, the Company’s wholly-owned subsidiary in the Exploration and Production segment, Seneca, purchased Ivanhoe Energy’s United States oil and gas operations for approximately $39.2 million in cash (including cash acquired of $4.3 million). The cash acquired at acquisition includes $2.0 million held in escrow at September 30, 2010 and 2009. Seneca placed this amount in escrow as part of the purchase price. Currently, the Company and Ivanhoe Energy are negotiating a final resolution to the issue of whether Ivanhoe Energy is entitled to some or all of the amount held in escrow. This purchase complements the segment’s existing oil producing assets in the Midway Sunset Field in California. This acquisition was funded with cash on hand.

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

All Other and Corporate

In 2010 and 2009, the majority of the All Other category’s capital expenditures for long-lived assets were for the construction of Midstream Corporation’s Covington Gathering System, as discussed below.

NFG Midstream Covington, LLC, a wholly owned subsidiary of Midstream Corporation, constructed a gathering system in Tioga County, Pennsylvania. The project, called the Covington Gathering System, was constructed in two phases. The first phase was completed and placed in service in November 2009. The second phase was placed in service in May 2010. The system consists of approximately 10 miles of gathering system at a cost of $14.5 million. During the years ended September 30, 2010 and 2009, Midstream Corporation spent $6.4 million and $8.1 million, respectively, related to this project.

On September 17, 2010, the Company completed the sale of its sawmill in Marienville, Pennsylvania, including approximately 23 million board feet of logs and timber consisting of yard inventory along with unexpired timber cutting contracts and certain land and timber holdings designed to provide the purchaser with a supply of logs for the mill. Despite this sale, the Company has retained substantially all of its land and timber holdings, along with mineral rights on land to be sold. The Company will maintain a forestry operation; however, as part of this change in focus, the Company will no longer be processing lumber products. The Company received proceeds of approximately $15.8 million from the sale. In addition, the purchaser assumed approximately $7.4 million in payment obligations under the Company’s timber cutting contracts with various timber suppliers. In addition to the 23 million board feet mentioned above, the Company expects to sell an additional 17 million board feet of logs to the purchaser over a five-year period, during which time the Company anticipates receiving up to an additional $10 million in proceeds. There was not a material impact to earnings from this sale.

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

Estimated Capital Expenditures

The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2011	2012	2013
	(Millions)

Utility	$58.0	$58.0	$58.0
Pipeline and Storage	130.0	124.0	341.0
Exploration and Production(1)(2)	455.0	596.0	606.0
All Other	30.0	11.0	10.0

	$673.0	$789.0	$1,015.0

(1)	Includes estimated expenditures for the years ended September 30, 2011, 2012 and 2013 of approximately $140 million, $74 million and $29 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years of being recorded as proved undeveloped reserves as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.

(2)	Exploration and Production segment estimated capital expenditures do not take into account possible joint-venture opportunities involving this segment’s Marcellus Shale acreage. The amounts could change if a joint-venture is formed.

Utility

Estimated capital expenditures for the Utility segment in 2011 will be concentrated in the areas of main and service line improvements and replacements and, to a lesser extent, the purchase of new equipment.

Pipeline and Storage

Estimated capital expenditures for the Pipeline and Storage segment in 2011 will be concentrated on the replacement of transmission and storage lines, the reconditioning of storage wells, improvements of compressor stations and construction of new pipeline and compressor stations to support expansion projects.

In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus Shale producing area — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, amounts remain in Deferred Charges until construction begins, at which point the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of September 30, 2010, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $5.1 million.

Supply Corporation is moving forward with several projects designed to move anticipated Marcellus production gas to other interstate pipelines and to markets beyond Supply Corporation’s pipeline system.

Supply Corporation has signed a precedent agreement to provide 320,000 Dth/day of firm transportation capacity in conjunction with its “Northern Access” expansion project. Upon satisfaction of the conditions in the precedent agreement, Statoil Natural Gas LLC will enter into a 20-year firm transportation agreement for 320,000 Dth/day. This capacity will provide the subscribing shipper with a firm transportation path from the Tennessee Gas Pipeline (“TGP”) 300 Line at Ellisburg into the TransCanada Pipeline at Niagara. This path is attractive because it provides a route for Marcellus shale gas, principally along the TGP 300 Line in northern Pennsylvania, to be transported from the Marcellus supply basin to northern markets. Service is expected to begin in late 2012, and Supply Corporation has begun working on an application for FERC authorization of the project, which it expects to file in the second quarter of fiscal year 2011. The project facilities involve additional compression at Supply Corporation’s existing Ellisburg Station and at a new station in East Aurora, New York, along with other system enhancements including the jointly owned Niagara Spur Loop Line. The preliminary cost estimate for the Northern Access expansion is $60 million. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2010, less than $0.1 million has been spent to study the Northern Access expansion project, which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2010.

One strategic horsepower expansion project involves new compression along Supply Corporation’s Line N (“Line N Expansion Project”), increasing that line’s capacity by 160,000 Dth/day into Texas Eastern’s Holbrook Station (“TETCO Holbrook”) in southwestern Pennsylvania. A precedent agreement for 150,000 Dth/day of firm transportation has been executed and negotiations are underway for the remaining capacity. The project will allow Marcellus production located in the vicinity of Line N to flow south into Texas Eastern and access markets off Texas Eastern’s system, with a projected in-service date of September 2011. On October 20, 2009, the FERC granted Supply Corporation’s request for a pre-filing environmental review of the Line N Expansion Project, and on June 11, 2010, Supply Corporation filed an NGA Section 7(c) application to the FERC for approval of the project. The preliminary cost estimate for the Line N Expansion Project is $23 million, all of which is expected to be spent in fiscal 2011 and 2012 except for approximately $2.0 million already spent through September 30, 2010. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. The Company has determined that it is highly probable that this project will be built. Accordingly, all previous reserves established in connection with this project have been reversed, and the $2.0 million has been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

Supply Corporation has also executed a precedent agreement for 150,000 Dth/day of additional capacity on Line N to TETCO Holbrook to be ready for service beginning November 2012 (“Line N Phase II Expansion Project”). The Line N Phase II Expansion Project will provide approximately 195,000 Dth/day of incremental firm transportation capacity. Marketing efforts are underway for the remaining 45,000 Dth/day of capacity. The preliminary cost estimate for the Line N Phase II Expansion Project is approximately $40 million. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2010, less than $0.1 million has been spent to study the Line N Phase II Expansion Project, which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2010.

Another strategic horsepower expansion project, involving the addition of compression at Supply Corporation’s existing interconnect with TGP at Lamont, Pennsylvania, has been in service since June 15, 2010 (“Lamont Project”).

A second Lamont Project phase is planned (“Lamont Phase II Project”). With the construction of additional horsepower, 50,000 Dth/day of incremental firm capacity will be available starting July 1, 2011 ramping up to full service by October 1, 2011. Supply Corporation has two signed precedent agreements for the full capacity of this project. The preliminary cost estimate for the Lamont Phase II Project is approximately $7 million. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2010, less than $0.1 million has been spent to study the Lamont Phase II project, which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2010.

In addition, Supply Corporation continues to actively pursue its largest planned expansion, the West-to-East (“W2E”) pipeline project, which is designed to transport Rockies and/or locally produced natural gas supplies to the Ellisburg/Leidy/Corning area. Supply Corporation anticipates that the development of the W2E project will occur in phases. As currently envisioned, the first two phases of W2E, referred to as the “W2E Overbeck to Leidy” project, are designed to transport at least 425,000 Dth/day, and involves construction of a new 82-mile pipeline through Elk, Cameron, Clinton, Clearfield and Jefferson Counties to the Leidy Hub, from Marcellus and other producing areas along over 300 miles of Supply Corporation’s existing pipeline system. The W2E Overbeck to Leidy project also includes a total of approximately 25,000 horsepower of compression at two separate stations. The project may be built in phases depending on the development of Marcellus production along the corridor, with the first facilities expected to go in service in 2013.

Following an Open Season that concluded on October 8, 2009, Supply Corporation executed precedent agreements to provide 125,000 Dth/day of firm transportation on the W2E Overbeck to Leidy project. Supply Corporation is pursuing post-Open Season capacity requests for the remaining capacity. On March 31, 2010, the FERC granted Supply Corporation’s request for a pre-filing environmental review of the W2E Overbeck to Leidy project, and Supply Corporation is in the process of preparing an NGA Section 7(c) application. The capital cost of the W2E Overbeck to Leidy project is estimated to be $260 million, approximately $191 million of which is expected to be spent during the period of fiscal 2011 through 2013. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2010, approximately $3.8 million has been spent to study the W2E Overbeck to Leidy project, which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2010.

Supply Corporation expects that its previously announced Appalachian Lateral project will complement the W2E Overbeck to Leidy project due to its strategic upstream location. The Appalachian Lateral pipeline, which would be routed through several counties in central Pennsylvania where producers are actively drilling and seeking market access for their newly discovered reserves, will be able to collect and transport locally produced Marcellus shale gas into the W2E Overbeck to Leidy facilities. Supply Corporation expects to continue marketing efforts for the Appalachian Lateral and all other remaining sections of W2E. The timeline and projected costs associated with W2E sections other than W2E Overbeck to Leidy, including the Appalachian Lateral project, will depend on market development, and as of September 30, 2010, no preliminary survey and investigation charges had been spent on those projects and no capital expenditures are included as estimated capital expenditures in the table above.

Supply Corporation has also developed plans for new storage capacity by expansion of two of its existing storage facilities. The expansion of the East Branch and Galbraith fields will provide 7.9 MMDth of incremental storage capacity and approximately 88 MDth per day of additional withdrawal deliverability. This storage expansion project, if pursued, would require an NGA Section 7(c) application, which Supply Corporation has not yet filed. The preliminary cost estimate for this storage expansion project is $64 million. These expenditures are not included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2010, approximately $1.0 million has been spent to study this storage expansion project, which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2010. The specific timeline associated with the storage expansion will depend on market development, which at this time, due to economic conditions, does not warrant additional project development.

Empire has executed precedent agreements for all 350,000 Dth/day of incremental firm transportation capacity in its “Tioga County Extension Project.” This project will transport Marcellus production from new interconnections at the southern terminus of a 16-mile extension of its recently completed Empire Connector line, in Tioga County, Pennsylvania. Empire’s preliminary cost estimate for the Tioga County Extension Project is approximately $46 million, all of which is expected to be spent in fiscal 2011 and 2012 except for approximately $2.0 million already spent through September 30, 2010. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. This project will enable shippers to deliver their natural gas at existing Empire interconnections with Millennium Pipeline at Corning, New York, with the TransCanada Pipeline at the Niagara River at Chippawa, and with utility and power generation markets along its path, as well as to a planned new interconnection with TGP’s 200 Line (Zone 5) in Ontario County, New York. On January 28, 2010, the FERC granted Empire’s request for a pre-filing environmental review of the Tioga County Extension Project, and on August 26, 2010, Empire filed an NGA Section 7(c) application to the FERC for approval of the project. Empire anticipates that these facilities will be placed in service on September 1, 2011. The Company has determined that it is highly probable that this project will be built. Accordingly, all previous reserves have been reversed and the $2.0 million has been reestablished as a Deferred Charge on the Consolidated Balance Sheet. Empire is evaluating a second phase expansion of the Tioga County Extension Project that could extend the Empire system further into the Marcellus production area in Pennsylvania, and/or increase the capacity by up to 260,000 Dth/day by late 2013. The cost of this second phase could be as much as $135 million, most of which would be spent in fiscal 2013 and is included as Pipeline and Storage segment estimated capital expenditures in the table above.

The Company anticipates financing the Line N Expansion Projects, the Lamont Projects, the Northern Access expansion project, the W2E Overbeck to Leidy project, the Appalachian Lateral project, and the Tioga County Extension Projects, all of which are discussed above, with a combination of cash from operations, short-term debt, and long-term debt. The Company had $395.2 million in Cash and Temporary Cash Investments at September 30, 2010, as shown on the Company’s Consolidated Balance Sheet. The Company expects to use cash from operations as the first means of financing these projects, with short-term debt providing temporary financing when needed. The Company may issue some long-term debt in conjunction with these projects in the later part of fiscal 2011 or in fiscal 2012.

Exploration and Production

Estimated capital expenditures in 2011 for the Exploration and Production segment include approximately $11.0 million for the Gulf Coast region, substantially all of which is for the off-shore program in the shallow waters of the Gulf of Mexico, $39.0 million for the West Coast region and $405.0 million for the Appalachian region. The Company anticipates drilling 100 to 130 gross wells in the Marcellus Shale during 2011.

Estimated capital expenditures in 2012 for the Exploration and Production segment include approximately $20.0 million for the Gulf Coast region, substantially all of which is for the off-shore program in the shallow waters of the Gulf of Mexico, $43.0 million for the West Coast region and $533.0 million for the Appalachian region. The Company anticipates drilling 130 to 160 gross wells in the Marcellus Shale during 2012.

Estimated capital expenditures in 2013 for the Exploration and Production segment include approximately $47.0 million for the West Coast region and $559.0 million for the Appalachian region. The Company does not expect to incur any significant capital expenditures in the Gulf Coast region during 2013. The Company anticipates drilling 140 to 170 gross wells in the Marcellus Shale during 2013.

It is anticipated that these future capital expenditures will be funded with a combination of cash from operations, short-term debt, and long-term debt. Natural gas and crude oil prices combined with production from existing wells will be a significant factor in determining how much of the capital expenditures are funded from cash from operations. The Company expects to use cash from operations as the first means of financing these expenditures, with short-term debt providing temporary financing when needed. The Company may issue some long-term debt in conjunction with these expenditures in the later part of fiscal 2011 or in fiscal 2012.

All Other and Corporate

Estimated capital expenditures in 2011 for the All Other and Corporate category will primarily be for construction of anticipated gathering systems, including the construction of Midstream Corporation’s Trout Run Gathering System, as discussed below.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, is planning a gathering system in Lycoming County, Pennsylvania. The project, called the Trout Run Gathering System, is anticipated to be placed in service in the fall of 2011. The system will consist of approximately 15.5 miles of gathering system at a cost of $27 million. These expenditures are included as All Other category capital expenditures in the table above. As of September 30, 2010, the Company has spent approximately $0.1 million in costs related to this project.

The Company anticipates funding the Midstream Corporation project with cash from operations and/or short-term borrowings. Given the Company’s cash position at September 30, 2010, the Company expects to use cash from operations as the first means of financing these projects.

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

FINANCING CASH FLOW

The Company did not have any outstanding short-term notes payable to banks or commercial paper at September 30, 2010 or during the fiscal year ended September 30, 2010. However, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $405.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or substantially replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million, which commitment extends through September 30, 2013.

Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through September 30, 2013. At September 30, 2010, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would permit an additional $1.99 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations. In addition, the Company’s cost of capital is directly affected by its credit ratings. At September 30, 2010, the Company’s long-term debt ratings were: BBB (S&P), Baa1 (Moody’s Investor Service), and BBB+ (Fitch Ratings Service). In March 2010, Fitch Ratings Service decreased the Company’s long-term debt rating from A- to BBB+. The Company does not believe that this ratings action will impact its access to the commercial paper markets. At September 30, 2010, the Company’s commercial paper ratings were: A-2 (S&P), P-2 (Moody’s Investor Service), and F2 (Fitch Ratings Service). A credit rating is not a recommendation to buy, sell or hold securities. Each credit rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be considered in the context of the applicable methodology, independently of all other ratings. The rating agencies provide ratings at the request of the Company and charge the Company fees for their services.

Under the Company’s existing indenture covenants, at September 30, 2010, the Company would have been permitted to issue up to a maximum of $1.3 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 7.9%) of the Company’s long-term debt (as of September 30, 2010) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2010, the Company had no debt outstanding under the committed credit facility.

The Company’s embedded cost of long-term debt was 6.95% at both September 30, 2010 and September 30, 2009. If the Company were to issue long-term debt today, its borrowing costs might be expected to be in the range of 5.0% to 6.5% depending on the maturity date. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.

Current Portion of Long-Term Debt at September 30, 2010 consists of $200 million of 7.50% medium-term notes that mature in November 2010. Currently, the Company expects to refund these medium-term notes in November 2010 with cash on hand and/or short-term borrowings.

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

On December 8, 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company could repurchase outstanding shares of common stock, up to an aggregate amount of eight million shares in the open market or through privately negotiated transactions. The Company completed the repurchase of the eight million shares during 2008 for a total program cost of $324.2 million (of which 4,165,122 shares were repurchased during the year ended September 30, 2008 for $191.0 million). In September 2008, the Company’s Board of Directors authorized the repurchase of an additional eight million shares of the Company’s common stock. Under this new authorization, the Company repurchased 1,028,981 shares for $46.0 million through September 17, 2008. The Company, however, stopped repurchasing shares after September 17, 2008 in light of the unsettled nature of the credit markets. Since that time, the Company has increased its emphasis on Marcellus Shale development and pipeline expansion. As such, the Company does not anticipate repurchasing any shares in the near future. The share repurchases mentioned above were funded with cash provided by operating activities and/or through the use of the Company’s lines of credit.

The Company may issue debt or equity securities in a public offering or a private placement from time to time. The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $27.4 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters and other items and are accounted for as operating leases.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2010, and the twelve-month periods over which they occur:

	Payments by Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter	Total
	(Millions)

Long-Term Debt, including interest expense(1)	$274.0	$213.2	$304.2	$48.7	$48.7	$839.9	$1,728.7
Operating Lease Obligations	$5.1	$4.6	$3.5	$3.2	$2.8	$8.2	$27.4
Purchase Obligations:
Gas Purchase Contracts(2)	$337.8	$47.7	$13.2	$0.4	$—	$—	$399.1
Transportation and Storage Contracts	$42.3	$38.6	$38.4	$34.3	$19.8	$14.5	$187.9
Other	$25.1	$5.1	$4.0	$3.9	$3.7	$11.3	$53.1

(1)	Refer to Note E — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense.

(2)	Gas prices are variable based on the NYMEX prices adjusted for basis.

The Company has other long-term obligations recorded on its Consolidated Balance Sheets that are not reflected in the table above. Such long-term obligations include pension and other post-retirement liabilities, asset retirement obligations, deferred income tax liabilities, various regulatory liabilities, derivative financial instrument liabilities and other deferred credits (the majority of which consist of liabilities for non-qualified benefit plans, deferred compensation liabilities, environmental liabilities, workers compensation liabilities and liabilities for income tax uncertainties).

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

The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) that covers a majority of the Company’s employees. The Company has been making contributions to the Retirement Plan over the last several years and anticipates that it will continue making contributions to the Retirement Plan. During 2010, the Company contributed $22.2 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2011 will be in the range of $40.0 million to $45.0 million. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in 2011 in order to be in compliance with the Pension Protection Act of 2006. The Company expects that all subsidiaries having employees covered by the Retirement Plan will make contributions to the Retirement Plan. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through short-term borrowings or through cash from operations.

The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and 401(h) accounts over the last several years and anticipates that it will continue making contributions to the VEBA trusts and 401(h) accounts. During 2010, the Company contributed $25.5 million to its VEBA trusts and 401(h) accounts. The Company anticipates that the annual contribution to its VEBA trusts and 401(h) accounts in 2011 will be in the range of $25.0 million to $30.0 million. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments.

As of September 30, 2010, the Company has a federal net operating loss carryover of $19.7 million, which expires in varying amounts between 2023 and 2029. Although this loss carryover is subject to certain annual limitations, no valuation allowance was recorded because of management’s determination that the amount will be fully utilized during the carryforward period.

MARKET RISK SENSITIVE INSTRUMENTS

Energy Commodity Price Risk

The Company, in its Exploration and Production segment, Energy Marketing segment and Pipeline and Storage segment, uses various derivative financial instruments (derivatives), including price swap agreements and futures contracts, as part of the Company’s overall energy commodity price risk management strategy. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2010 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.

On July 21, 2010, the Wall Street Reform and Consumer Protection Act (H.R. 4173) was signed into law. The law includes provisions related to the swaps and over-the-counter derivatives markets. A variety of rules must be adopted by federal agencies (including the Commodity Futures Trading Commission, SEC and the FERC) to implement the law. These rules, which will be implemented over time frames as determined in the law, could have a significant impact on the Company that was not clearly defined in the law itself. Under the law, the Company expects to be exempt from mandatory clearing and exchange trading requirements for most or all of its commodity hedges. Capital and margin requirements for these hedges are expected to be determined as regulators write more detailed rules and requirements. While the Company is currently reviewing the provisions of H.R. 4173, it will not be able to determine the impact to its financial condition until the final rules are issued.

In accordance with the authoritative guidance for fair value measurements, the Company has identified certain inputs used to recognize fair value as Level 3 (unobservable inputs). The Level 3 derivative net liabilities relate to oil swap agreements used to hedge forecasted sales at a specific location (southern California). The Company’s internal model that is used to calculate fair value applies a historical basis differential (between the sales locations and NYMEX) to a forward NYMEX curve because there is not a forward curve specific to this sales location. Given the high level of historical correlation between NYMEX prices and prices at this sales location, the Company does not believe that the fair value recorded by the Company would be significantly different from what it expects to receive upon settlement.

The Level 3 net liabilities amount to $16.5 million at September 30, 2010 and represent 4.6% of the Total Net Assets shown in Item 8 at Note F — Fair Value Measurements at September 30, 2010.

The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net liabilities (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities.

The decrease in the net fair value of the Level 3 positions from a net asset position at October 1, 2009 to a net liability position at September 30, 2010, as shown in Item 8 at Note F, was attributable to an increase in the commodity price of crude oil relative to the swap price during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at September 30, 2010.

The fair value of all of the Company’s Net Derivative Assets was reduced by $0.7 million based upon the Company’s assessment of counterparty credit risk (for the Company’s derivative assets) and the Company’s credit risk (for the Company’s derivative liabilities). The Company applied default probabilities to the anticipated cash flows that it was expecting to receive and pay to its counterparties to calculate the credit reserve.

The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2010. At September 30, 2010, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2014.

Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2011	2012	2013	2014	Total

Notional Quantities (Equivalent Bcf)	20.4	13.9	3.9	0.1	38.3
Weighted Average Fixed Rate (per Mcf)	$6.77	$7.11	$6.67	$7.12	$6.88
Weighted Average Variable Rate (per Mcf)	$4.67	$5.47	$5.85	$5.78	$5.09

Of the total Bcf above, 0.4 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $7.18 per Mcf. The remaining 37.9 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $6.88 per Mcf.

Crude Oil Price Swap Agreements

	Expected Maturity Dates
	2011	2012	2013	Total

Notional Quantities (Equivalent bbls)	1,560,000	972,000	156,000	2,688,000
Weighted Average Fixed Rate (per bbl)	$69.93	$69.34	$72.98	$69.89
Weighted Average Variable Rate (per bbl)	$74.71	$78.04	$79.27	$76.18

At September 30, 2010, the Company would have received from its respective counterparties an aggregate of approximately $67.3 million to terminate the natural gas price swap agreements outstanding at that date. The Company would have to pay its respective counterparties an aggregate of approximately $16.5 million to terminate the crude oil price swap agreements outstanding at September 30, 2010.

At September 30, 2009, the Company had natural gas price swap agreements covering 38.0 Bcf at a weighted average fixed rate of $7.15 per Mcf. The Company also had crude oil price swap agreements covering 2,688,000 bbls at a weighted average fixed rate of $71.14 per bbl.

The following table discloses the net contract volume purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2010, the Company held no futures contracts with maturity dates extending beyond 2013.

Futures Contracts

	Expected Maturity Dates
	2011	2012	2013		Total

Net Contract Volume Purchased (Sold) (Equivalent Bcf)	4.8	2.8	0.1	(1)	7.7
Weighted Average Contract Price (per Mcf)	$5.42	$5.85	$6.39		$5.48
Weighted Average Settlement Price (per Mcf)	$5.64	$6.45	$7.15		$5.77

(1)	The Energy Marketing segment has purchased 14 futures contracts (1 contract = 10,000 Dth) for 2013.

At September 30, 2010, the Company had long (purchased) futures contracts covering 14.2 Bcf of gas extending through 2013 at a weighted average contract price of $5.47 per Mcf and a weighted average settlement price of $4.54 per Mcf. Of this amount, 14.1 Bcf is accounted for as fair value hedges and are used by the Company’s Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed to due to the fixed price gas sales commitments that it enters into with certain residential, commercial, industrial, public authority and wholesale customers. The remaining 0.1 Bcf is accounted for as cash flow hedges used to hedge against rising prices related to anticipated gas purchases for potential injections into storage. The Company would have had to pay $13.2 million to terminate these futures contracts at September 30, 2010.

At September 30, 2010, the Company had short (sold) futures contracts covering 6.5 Bcf of gas extending through 2011 at a weighted average contract price of $5.52 per Mcf and a weighted average settlement price of $4.38 per Mcf. Of this amount, 5.7 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Energy Marketing segment. The remaining 0.8 Bcf is accounted for as fair value hedges used to hedge against falling prices, a risk to which the Energy Marketing segment is exposed to due to the fixed price gas purchase commitments that it enters into with its natural gas suppliers. The Company would have received $7.4 million to terminate these futures contracts at September 30, 2010.

At September 30, 2009, the Company had long (purchased) futures contracts covering 11.6 Bcf of gas extending through 2012 at a weighted average contract price of $6.37 per Mcf and a weighted average settlement price of $6.07 per Mcf.

At September 30, 2009, the Company had short (sold) futures contracts covering 6.7 Bcf of gas extending through 2011 at a weighted average contract price of $7.37 per Mcf and a weighted average settlement price of $6.07 per Mcf. Of this amount, 5.8 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Energy Marketing segment. The remaining 0.9 Bcf is accounted for as fair value hedges used to hedge against falling prices.

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with eleven counterparties of which ten of the eleven counterparties are in a net gain position. On average, the Company had $6.5 million of credit exposure per counterparty in a gain position at September 30, 2010. The maximum credit exposure per counterparty at September 30, 2010 was $11.9 million. BP Energy Company (an affiliate of BP Corporation North America, Inc.) was one of the ten counterparties in a gain position. At September 30, 2010, the Company had an $11.3 million receivable with BP Energy Company. The Company considered the credit quality of BP Energy Company (as it does with all of its counterparties) in determining hedge effectiveness and believes the hedges remain effective. The Company had not received any collateral from these counterparties at September 30, 2010 since the Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral.

As of September 30, 2010, nine of the eleven counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (the lower of the S&P or Moody’s Debt Rating), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position and the Company’s credit rating declined, then additional hedging collateral deposits would be required. At September 30, 2010, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $42.1 million according to the Company’s internal model (discussed in Item 8 at Note F — Fair Value Measurements). At September 30, 2010, the fair market value of the derivative financial instrument liability with a credit-risk related contingency feature was $14.3 million according to the Company’s internal model (discussed in Item 8 at Note F — Fair Value Measurements). For its over-the-counter crude oil swap agreements, which are in a liability position, the Company was required to post $1.0 million in hedging collateral deposits at September 30, 2010. This is discussed in Item 8 at Note A under Hedging Collateral Deposits.

For its exchange traded futures contracts which are in a liability position, the Company had posted $10.1 million in hedging collateral as of September 30, 2010. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

The Company’s requirement to post hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value. Hedging collateral deposits may also include closed derivative positions in which the broker has not cleared the cash from the account to offset the derivative liability. The Company records liabilities related to closed derivative positions in Other Accruals and Current Liabilities on the Consolidated Balance Sheet. These liabilities are relieved when the broker clears the cash from the hedging collateral deposit account. This is discussed in Item 8 at Note A under Hedging Collateral Deposits.

Interest Rate Risk

The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt as well as the other long-term debt of certain of the Company’s subsidiaries:

	Principal Amounts by Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in millions)

Long-Term Fixed Rate Debt	$200.0	$150.0	$250.0	$—	$—	$649.0	$1,249.0
Weighted Average Interest Rate Paid	7.5%	6.7%	5.3%	—	—	7.5%	7.0%
Fair Value of Long-Term Fixed Rate Debt = $1,423.3

RATE AND REGULATORY MATTERS

Utility Operation

Delivery rates for both the New York and Pennsylvania divisions are regulated by the states’ respective public utility commissions and are changed only when approved through a procedure known as a “rate case.” Currently neither division has a rate case on file. In both jurisdictions, delivery rates do not reflect the recovery of purchased gas costs. Prudently-incurred gas costs are recovered through operation of automatic adjustment clauses, and are collected through a separately-stated “supply charge” on the customer bill.

New York Jurisdiction

Customer delivery rates charged by Distribution Corporation’s New York division were established in a rate order issued on December 21, 2007 by the NYPSC. The rate order approved a revenue increase of $1.8 million annually, together with a surcharge that would collect up to $10.8 million to cover expenses for implementation of an efficiency and conservation incentive program. The rate order further provided for a return on equity of 9.1%. In connection with the efficiency and conservation program, the rate order approved a revenue decoupling mechanism. The revenue decoupling mechanism “decouples” revenues from throughput by enabling the Company to collect from small volume customers its allowed margin on average weather normalized usage per customer. The effect of the revenue decoupling mechanism is to render the Company financially indifferent to throughput decreases resulting from conservation. The Company surcharges or credits any difference from the average weather normalized usage per customer account. The surcharge or credit is calculated to recover total margin for the most recent twelve-month period ending December 31, and is applied to customer bills annually, beginning March 1st.

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

Pennsylvania Jurisdiction

Distribution Corporation’s current delivery charges in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007.

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

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory policies and procedures. It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2010, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $17.3 million to $21.5 million. The minimum estimated liability of $17.3 million has been recorded on the Consolidated Balance Sheet at September 30, 2010. The Company expects to recover its environmental clean-up costs through rate recovery. Other than as discussed in Note I (referred to below), the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations, new information or other factors could adversely impact the Company.

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

NEW AUTHORITATIVE ACCOUNTING AND FINANCIAL REPORTING GUIDANCE

In September 2006, the FASB issued authoritative guidance for using fair value to measure assets and liabilities. This guidance serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. This guidance is to be applied whenever assets or liabilities are to be measured at fair value. On October 1, 2008, the Company adopted this guidance for financial assets and financial liabilities that are recognized or disclosed at fair value on a recurring basis. The FASB’s authoritative guidance for using fair value to measure nonfinancial assets and nonfinancial liabilities on a nonrecurring basis became effective during the quarter ended December 31, 2009. The Company’s nonfinancial assets and nonfinancial liabilities were not significantly impacted by this guidance during the year ended September 30, 2010. The Company had identified Goodwill as being the major nonfinancial asset that may have been impacted by the adoption of this guidance; however, the adoption of the guidance did not have a significant impact on the Company’s annual test for goodwill impairment. The Company had identified Asset Retirement Obligations as a nonfinancial liability that may have been impacted by the adoption of the guidance. The adoption of the guidance did not have a significant impact on the Company’s Asset Retirement Obligations. Refer to Item 8 at Note B — Asset Retirement Obligations for further disclosure. Additionally, in February 2010, the FASB issued updated guidance that includes additional requirements and disclosures regarding fair value measurements. The guidance now requires the gross presentation of activity within the Level 3 roll forward and requires disclosure of details on transfers in and out of Level 1 and 2 fair value measurements. It also provides further clarification on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The Company has updated its disclosures to reflect the new requirements in Item 8 at Note F — Fair Value Measurements, except for the Level 3 roll forward gross presentation, which will be effective as of the Company’s first quarter of fiscal 2012.

On December 31, 2008, the SEC issued a final rule on Modernization of Oil and Gas Reporting. The final rule modifies the SEC’s reporting and disclosure rules for oil and gas reserves and aligns the full cost accounting rules with the revised disclosures. The most notable changes of the final rule include the replacement of the single day period-end pricing used to value oil and gas reserves with an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. Additionally, on January 6, 2010, the FASB amended the oil and gas accounting standards to conform to the SEC final rule on Modernization of Oil and Gas Reporting (final rule). The revised reporting and disclosure requirements became effective with this Form 10-K for the period ended September 30, 2010. The Company has updated its disclosures to reflect the new requirements in Item 8 at Note Q — Supplementary Information for Oil and Gas Producing Activities. The Company chose not to disclose probable and possible reserves. In order to estimate the effect of adopting the final rule, the Company would be required to prepare two sets of reserve reports (applying both the final rule and previous rules). There would be significant time and expense associated with preparing two sets of reports to address changes between the different rules. Since the information obtained from the dual reserve reports would be relevant only for transitional purposes, the cost is deemed to exceed the benefit. As a result, the Company has determined it would be impractical to estimate the impact of adoption of the final rule.

In March 2009, the FASB issued authoritative guidance that expands the disclosures required in an employer’s financial statements about pension and other post-retirement benefit plan assets. The additional disclosures include more details on how investment allocation decisions are made, the plan’s investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and disclosure regarding significant concentrations of risk within plan assets. The additional disclosure requirements became effective with this Form 10-K for the period ended September 30, 2010. The Company has updated its disclosures to reflect the new requirements in Item 8 at Note H — Retirement Plan and Other Post-Retirement Benefits.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new accounting rules, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;

2.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

3.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

4.	Economic disruptions or uninsured losses resulting from terrorist activities, acts of war, major accidents, fires, hurricanes, other severe weather, pest infestation or other natural disasters;

5.	Factors affecting the Company’s ability to successfully identify, drill for and produce economically viable natural gas and oil reserves, including among others geology, lease availability, weather conditions, shortages, delays or unavailability of equipment and services required in drilling operations, insufficient gathering, processing and transportation capacity, the need to obtain governmental approvals and permits and compliance with environmental laws and regulations;

6.	Changes in laws and regulations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, and exploration and production activities such as hydraulic fracturing;

7.	Uncertainty of oil and gas reserve estimates;

8.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

9.	Significant changes in market dynamics or competitive factors affecting the Company’s ability to retain existing customers or obtain new customers;

10.	Changes in demographic patterns and weather conditions;

11.	Changes in the availability and/or price of natural gas or oil and the effect of such changes on the accounting treatment of derivative financial instruments;

12.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

13.	Changes in the availability and/or cost of derivative financial instruments;

14.	Changes in the price differentials between oil having different quality and/or different geographic locations, or changes in the price differentials between natural gas having different heating values and/or different geographic locations;

15.	Changes in the projected profitability of pending or potential projects, investments or transactions;

16.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses;

17.	Delays or changes in costs or plans with respect to our projects or related projects of other companies, including difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;

18.	Governmental/regulatory actions, initiatives and proceedings, including those involving derivatives, acquisitions, financings, rate cases (which address, among other things, allowed rates of return, rate design and retained natural gas), affiliate relationships, industry structure, franchise renewal, and environmental/safety requirements;

19.	Unanticipated impacts of restructuring initiatives in the natural gas and electric industries;

20.	Ability to successfully identify and finance acquisitions or other investments and ability to operate and integrate existing and any subsequently acquired business or properties;

21.	Changes in actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;

22.	Significant changes in tax rates or policies or in rates of inflation or interest;

23.	Significant changes in the Company’s relationship with its employees or contractors and the potential adverse effects if labor disputes, grievances or shortages were to occur;

24.	Changes in accounting principles or the application of such principles to the Company;

25.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

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

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risk Sensitive Instruments” section in Item 7, MD&A.

Item 8	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Income and Earnings Reinvested in the Business, three years ended September 30, 2010	69
Consolidated Balance Sheets at September 30, 2010 and 2009	70
Consolidated Statements of Cash Flows, three years ended September 30, 2010	71
Consolidated Statements of Comprehensive Income, three years ended September 30, 2010	72
Notes to Consolidated Financial Statements	73
Financial Statement Schedules:
For the three years ended September 30, 2010
Schedule II — Valuation and Qualifying Accounts	131

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of National Fuel Gas Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which its oil and gas reserves are estimated, as well as the manner in which prices are determined to calculate the ceiling on capitalized oil and gas costs as of September 30, 2010.

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

PricewaterhouseCoopers LLP

Buffalo, New York
November 24, 2010

NATIONAL FUEL GAS COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2010	2009	2008
	(Thousands of dollars, except per common share amounts)

INCOME
Operating Revenues	$1,760,503	$2,051,543	$2,396,837

Operating Expenses
Purchased Gas	658,432	997,216	1,238,405
Operation and Maintenance	394,569	401,200	429,394
Property, Franchise and Other Taxes	75,852	72,102	75,525
Depreciation, Depletion and Amortization	191,199	170,620	169,846
Impairment of Oil and Gas Producing Properties	—	182,811	—

	1,320,052	1,823,949	1,913,170

Operating Income	440,451	227,594	483,667
Other Income (Expense):
Income from Unconsolidated Subsidiaries	2,488	3,366	6,303
Impairment of Investment in Partnership	—	(1,804)	—
Other Income	3,638	8,200	7,164
Interest Income	3,729	5,776	10,815
Interest Expense on Long-Term Debt	(87,190)	(79,419)	(70,099)
Other Interest Expense	(6,756)	(7,370)	(3,271)

Income from Continuing Operations Before Income Taxes	356,360	156,343	434,579
Income Tax Expense	137,227	52,859	167,672

Income from Continuing Operations	219,133	103,484	266,907
Discontinued Operations:
Income (Loss) from Operations, Net of Tax	470	(2,776)	1,821
Gain on Disposal, Net of Tax	6,310	—	—

Income (Loss) from Discontinued Operations, Net of Tax	6,780	(2,776)	1,821

Net Income Available for Common Stock	225,913	100,708	268,728

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	948,293	953,799	983,776

	1,174,206	1,054,507	1,252,504
Share Repurchases	—	—	(194,776)
Cumulative Effect of Adoption of Authoritative Guidance for Income Taxes	—	—	(406)
Adoption of Authoritative Guidance for Defined Benefit Pension and Other Post-Retirement Plans	—	(804)	—
Dividends on Common Stock	(110,944)	(105,410)	(103,523)

Balance at End of Year	$1,063,262	$948,293	$953,799

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$2.70	$1.29	$3.25
Income (Loss) from Discontinued Operations	0.08	(0.03)	0.02

Net Income Available for Common Stock	$2.78	$1.26	$3.27

Diluted:
Income from Continuing Operations	$2.65	$1.28	$3.16
Income (Loss) from Discontinued Operations	0.08	(0.03)	0.02

Net Income Available for Common Stock	$2.73	$1.25	$3.18

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	81,380,434	79,649,965	82,304,335

Used in Diluted Calculation	82,660,598	80,628,685	84,474,839

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY

CONSOLIDATED BALANCE SHEETS

	At September 30
	2010	2009
	(Thousands of dollars)

ASSETS
Property, Plant and Equipment	$5,637,498	$5,184,844
Less — Accumulated Depreciation, Depletion and Amortization	2,187,269	2,051,482

	3,450,229	3,133,362

Current Assets
Cash and Temporary Cash Investments	395,171	408,053
Cash Held in Escrow	2,000	2,000
Hedging Collateral Deposits	11,134	848
Receivables — Net of Allowance for Uncollectible Accounts of $30,961 and $38,334, Respectively	132,136	144,466
Unbilled Utility Revenue	20,920	18,884
Gas Stored Underground	48,584	55,862
Materials and Supplies — at average cost	24,987	24,520
Other Current Assets	115,969	68,474
Deferred Income Taxes	24,476	53,863

	775,377	776,970

Other Assets
Recoverable Future Taxes	149,712	138,435
Unamortized Debt Expense	12,550	14,815
Other Regulatory Assets	542,801	530,913
Deferred Charges	9,646	2,737
Other Investments	77,839	78,503
Investments in Unconsolidated Subsidiaries	14,828	14,940
Goodwill	5,476	5,476
Intangible Assets	1,677	21,536
Fair Value of Derivative Financial Instruments	65,184	44,817
Other	306	6,625

	880,019	858,797

Total Assets	$5,105,625	$4,769,129

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized — 200,000,000 Shares; Issued and Outstanding — 82,075,470 Shares and 80,499,915 Shares, Respectively	$82,075	$80,500
Paid In Capital	645,619	602,839
Earnings Reinvested in the Business	1,063,262	948,293

Total Common Shareholders’ Equity Before Items Of Other Comprehensive Loss	1,790,956	1,631,632
Accumulated Other Comprehensive Loss	(44,985)	(42,396)

Total Comprehensive Shareholders’ Equity	1,745,971	1,589,236
Long-Term Debt, Net of Current Portion	1,049,000	1,249,000

Total Capitalization	2,794,971	2,838,236

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	200,000	—
Accounts Payable	145,223	90,723
Amounts Payable to Customers	38,109	105,778
Dividends Payable	28,316	26,967
Interest Payable on Long-Term Debt	30,512	32,031
Customer Advances	27,638	24,555
Customer Security Deposits	18,320	17,430
Other Accruals and Current Liabilities	16,046	18,875
Fair Value of Derivative Financial Instruments	20,160	2,148

	524,324	318,507

Deferred Credits
Deferred Income Taxes	800,758	663,876
Taxes Refundable to Customers	69,585	67,046
Unamortized Investment Tax Credit	3,288	3,989
Cost of Removal Regulatory Liability	124,032	105,546
Other Regulatory Liabilities	89,334	120,229
Pension and Other Post-Retirement Liabilities	446,082	415,888
Asset Retirement Obligations	101,618	91,373
Other Deferred Credits	151,633	144,439

	1,786,330	1,612,386

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$5,105,625	$4,769,129

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2010	2009	2008
	(Thousands of dollars)

Operating Activities
Net Income Available for Common Stock	$225,913	$100,708	$268,728
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Discontinued Operations	(10,334)	—	—
Impairment of Oil and Gas Producing Properties	—	182,811	—
Depreciation, Depletion and Amortization	191,809	173,410	170,623
Deferred Income Taxes	134,679	(2,521)	72,496
Income from Unconsolidated Subsidiaries, Net of Cash Distributions	112	(466)	1,977
Impairment of Investment in Partnership	—	1,804	—
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(13,207)	(5,927)	(16,275)
Other	9,108	19,829	4,858
Change in:
Hedging Collateral Deposits	(10,286)	(847)	4,065
Receivables and Unbilled Utility Revenue	10,262	47,658	(16,815)
Gas Stored Underground and Materials and Supplies	6,546	43,598	(22,116)
Unrecovered Purchased Gas Costs	—	37,708	(22,939)
Prepayments and Other Current Assets	(34,288)	2,921	(36,376)
Accounts Payable	8,047	(61,149)	32,763
Amounts Payable to Customers	(67,669)	103,025	(7,656)
Customer Advances	3,083	(8,462)	10,154
Customer Security Deposits	890	3,383	609
Other Accruals and Current Liabilities	(3,649)	13,676	(4,250)
Other Assets	7,237	(35,140)	(11,887)
Other Liabilities	1,442	(4,201)	54,817

Net Cash Provided by Operating Activities	459,695	611,818	482,776

Investing Activities
Capital Expenditures	(455,764)	(313,633)	(397,734)
Investment in Subsidiary, Net of Cash Acquired	—	(34,933)	—
Net Proceeds from Sale of Timber Mill and Related Assets	15,770	—	—
Net Proceeds from Sale of Landfill Gas Pipeline Assets	38,000	—	—
Cash Held in Escrow	—	(2,000)	58,397
Net Proceeds from Sale of Oil and Gas Producing Properties	—	3,643	5,969
Other	(251)	(2,806)	4,376

Net Cash Used in Investing Activities	(402,245)	(349,729)	(328,992)

Financing Activities
Excess Tax Benefits Associated with Stock-Based Compensation Awards	13,207	5,927	16,275
Shares Repurchased under Repurchase Plan	—	—	(237,006)
Net Proceeds from Issuance of Long-Term Debt	—	247,780	296,655
Reduction of Long-Term Debt	—	(100,000)	(200,024)
Net Proceeds from Issuance of Common Stock	26,057	28,176	17,432
Dividends Paid on Common Stock	(109,596)	(104,158)	(103,683)

Net Cash Provided By (Used in) Financing Activities	(70,332)	77,725	(210,351)

Net Increase (Decrease) in Cash and Temporary Cash Investments	(12,882)	339,814	(56,567)
Cash and Temporary Cash Investments At Beginning of Year	408,053	68,239	124,806

Cash and Temporary Cash Investments At End of Year	$395,171	$408,053	$68,239

Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$93,333	$75,640	$69,841

Income Taxes	$30,975	$40,638	$103,154

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2010	2009	2008
	(Thousands of dollars)

Net Income Available for Common Stock	$225,913	$100,708	$268,728

Other Comprehensive Income (Loss), Before Tax:
Decrease in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(30,155)	(71,771)	(13,584)
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	5,000	1,008	1,924
Foreign Currency Translation Adjustment	53	(33)	12
Unrealized Loss on Securities Available for Sale Arising During the Period	(2,195)	(6,118)	(4,856)
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	65,366	119,210	(31,490)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(41,320)	(114,380)	64,645

Other Comprehensive Income (Loss), Before Tax	(3,251)	(72,084)	16,651

Income Tax Benefit Related to the Decrease in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(11,379)	(27,082)	(5,127)
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	1,887	380	726
Income Tax Benefit Related to Unrealized Loss on Securities Available for Sale Arising During the Period	(831)	(2,311)	(1,434)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	26,628	48,293	(13,228)
Reclassification Adjustment for Income Tax (Expense) Benefit on Realized (Gains) Losses on Derivative Financial Instruments In Net Income	(16,967)	(46,005)	26,548

Income Taxes — Net	(662)	(26,725)	7,485

Other Comprehensive Income (Loss)	(2,589)	(45,359)	9,166

Comprehensive Income	$223,324	$55,349	$277,894

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

The Company’s Energy Marketing segment records revenue as bills are rendered for service supplied on a monthly basis.

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

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. In accordance with the SEC final rule on Modernization of Oil and Gas Reporting, the natural gas and oil prices used to calculate the full cost ceiling (as of September 30, 2010) are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2010, 2009, and 2008, estimated future net cash flows were increased by $65.4 million, $143.3 million and $34.5 million, respectively. The Company’s capitalized costs exceeded the full cost ceiling for the Company’s oil and gas properties at December 31, 2008. As such, the Company recognized a pre-tax impairment of $182.8 million at December 31, 2008 (utilizing period end pricing as required by the SEC full cost rules then in effect). Deferred income taxes of $74.6 million were recorded associated with this impairment.

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

	As of September 30
	2010	2009
	(Thousands)

Utility	$1,657,686	$1,616,908
Pipeline and Storage	1,241,179	1,196,937
Exploration and Production	2,294,235	1,972,353
Energy Marketing	1,634	1,241
All Other and Corporate	127,939	154,512

	$5,322,673	$4,941,951

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2010	2009	2008

Utility	2.6%	2.6%	2.6%
Pipeline and Storage	3.0%	3.0%	3.2%
Exploration and Production, per Mcfe(1)	$2.14	$2.14	$2.26
Energy Marketing	2.9%	3.4%	3.5%
All Other and Corporate	6.6%	5.2%	4.3%

(1)	Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note Q — Supplementary Information for Oil and Gas Producing Properties, depletion of oil and gas producing properties amounted to $2.10, $2.10 and $2.23 per Mcfe of production in 2010, 2009 and 2008, respectively.

Goodwill

The Company has recognized goodwill of $5.5 million as of September 30, 2010, 2009 and 2008 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2010, 2009 and 2008, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.

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

For effective cash flow hedges, the offset to the asset or liability that is recorded is a gain or loss recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss recorded in accumulated other comprehensive income (loss) remains there until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues or purchased gas expense on the Consolidated Statements of Income. Any ineffectiveness associated with the cash flow hedges is recorded in the Consolidated Statements of Income. The Company did not experience any material ineffectiveness with regard to its cash flow hedges during 2010, 2009 or 2008.

For fair value hedges, the offset to the asset or liability that is recorded is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statements of Income. However, in the case of fair value hedges, the Company also records an asset or liability on the Consolidated Balance Sheets representing the change in fair value of the asset or firm commitment that is being hedged (see Other Current Assets section in this footnote). The offset to this asset or liability is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statements of Income as well. If the fair value hedge is effective, the gain or loss

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the derivative financial instrument is offset by the gain or loss that arises from the change in fair value of the asset or firm commitment that is being hedged. The Company did not experience any material ineffectiveness with regard to its fair value hedges during 2010, 2009 or 2008.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Year Ended September 30
	2010	2009
	(Thousands)

Funded Status of the Pension and Other Post-Retirement Benefit Plans	$(79,465)	$(63,802)
Cumulative Foreign Currency Translation Adjustment	(51)	(104)
Net Unrealized Gain on Derivative Financial Instruments	32,876	18,491
Net Unrealized Gain on Securities Available for Sale	1,655	3,019

Accumulated Other Comprehensive Loss	$(44,985)	$(42,396)

At September 30, 2010, it is estimated that of the $32.9 million net unrealized gain on derivative financial instruments shown in the table above, $23.6 million of unrealized gains will be reclassified into the Consolidated Statement of Income during 2011. The remaining unrealized gains on derivative financial instruments of $9.3 million will be reclassified into the Consolidated Statement of Income in subsequent years. The Company’s derivative financial instruments extend out to 2014.

The amounts included in accumulated other comprehensive income (loss) related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service costs was $0.3 million at September 30, 2010 and 2009. The total amount for accumulated losses was $79.2 million and $63.5 million at September 30, 2010 and 2009, respectively.

Gas Stored Underground — Current

In the Utility segment, gas stored underground — current in the amount of $24.9 million is carried at lower of cost or market, on a LIFO method. Based upon the average price of spot market gas purchased in September 2010, including transportation costs, the current cost of replacing this inventory of gas stored underground — current exceeded the amount stated on a LIFO basis by approximately $82.5 million at September 30, 2010. All other gas stored underground — current, which is in the Energy Marketing segment, is carried at an average cost method, subject to lower of cost or market adjustments.

Purchased Timber Cutting Rights

In September 2010, the Company sold all of its purchased timber cutting rights in connection with the sale of its sawmill in Marienville, Pennsylvania. The Company continues to maintain a forestry operation, but will no longer be processing lumber products. Prior to the sale, the Company purchased the right to harvest timber from land owned by other parties. These rights, which extended from several months to several years, were purchased to ensure an adequate supply of timber for the Company’s sawmill and kiln operations. The historical value of timber rights expected to be harvested during the following year were included in Materials and Supplies on the Consolidated Balance Sheets while the historical value of timber rights expected to be harvested beyond one

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year were included in Other Assets on the Consolidated Balance Sheets. The components of the Company’s purchased timber cutting rights are as follows:

	Year Ended September 30
	2010	2009
	(Thousands)

Materials and Supplies	$—	$6,349
Other Assets	—	6,343

	$—	$12,692

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

At September 30, 2010, the Company accrued $55.5 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2010 since it represented a non-cash investing activity at that date.

At September 30, 2009, the Company accrued $9.1 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. The Company also accrued $0.7 million of capital expenditures in the All Other category related to the construction of the Midstream Covington Gathering System at September 30, 2009. These amounts were excluded from the Consolidated Statement of Cash Flows at September 30, 2009 since they represent non-cash investing activities at that date. These capital expenditures were paid during the quarter ended December 31, 2009 and have been included in the Consolidated Statement of Cash Flows for the year ended September 30, 2010.

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

Hedging Collateral Account

This is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions. At September 30, 2010, the Company had hedging collateral deposits of $10.1 million related to its exchange-traded futures contracts and $1.0 million related to its over-the-counter crude oil swap agreements. At September 30, 2009, the Company had hedging collateral deposits of $0.8 million related to its exchange-traded futures contracts. In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instrument liability or asset balances.

Cash Held in Escrow

On July 20, 2009, the Company’s wholly-owned subsidiary in the Exploration and Production segment, Seneca, acquired Ivanhoe Energy’s United States oil and gas operations for approximately $39.2 million in cash (including cash acquired of $4.3 million). The cash acquired at acquisition includes $2 million held in escrow at September 30, 2010 and 2009. Seneca placed this amount in escrow as part of the purchase price. Currently, the Company and Ivanhoe Energy are negotiating a final resolution to the issue of whether Ivanhoe Energy is entitled to some or all of the amount held in escrow.

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

Other Current Assets

The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2010	2009
	(Thousands)

Prepayments	$13,884	$12,096
Prepaid Property and Other Taxes	12,413	12,059
Federal Income Taxes Receivable	56,334	23,325
State Income Taxes Receivable	18,007	13,469
Fair Values of Firm Commitments	15,331	7,525

	$115,969	$68,474

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Advances

The Company’s Utility and Energy Marketing segments have balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2010 and 2009, customers in the balanced billing programs had advanced excess funds of $27.6 million and $24.6 million, respectively.

Customer Security Deposits

The Company, in its Utility, Pipeline and Storage, and Energy Marketing segments, often times requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2010 and 2009, the Company had received customer security deposits amounting to $18.3 million and $17.4 million, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options and SARs. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and SARs as determined using the Treasury Stock Method. Stock options and SARs that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2010, there were 314,910 SARs excluded as being antidilutive, and there were no stock options excluded as being antidilutive. For 2009, there were 365,000 SARs and 765,000 stock options excluded as being antidilutive. For 2008, there were 7,344 SARs excluded as being antidilutive, and there were no stock options excluded as being antidilutive.

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

Stock-Based Compensation

The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, performance units or performance shares. Stock options and SARs under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no stock option or SAR is exercisable less than one year or more than ten years after the date of each grant. Restricted stock is subject to restrictions on vesting and transferability. Restricted stock awards entitle the participants to full dividend and voting rights. Certificates for shares of restricted stock awarded under the Company’s stock option and stock award plans are held by the Company during the periods in which the restrictions on vesting are effective. Restrictions on restricted stock awards generally lapse ratably over a period of not more than ten years after the date of each grant.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows authoritative guidance which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and SARs. The Company has chosen the Black-Scholes-Merton closed form model to calculate the compensation expense associated with such share-based payments since it is easier to administer than the Binomial option-pricing model. Furthermore, since the Company does not have complex stock-based compensation awards, it does not believe that compensation expense would be materially different under either model.

The Company granted 520,500, 610,000 and 321,000 performance based SARs during the years ended September 30, 2010, 2009 and 2008, respectively. The Company did not grant any stock options or non-performance based SARs during the years ended September 30, 2010, 2009 and 2008. The accounting treatment for performance based and non-performance based SARs is the same as the accounting for stock options under the current authoritative guidance for stock-based compensation. The performance based SARs granted for the years ended September 30, 2010 and 2009 vest and become exercisable annually in one-third increments, provided that a performance condition is met. The performance condition for each fiscal year, generally stated, is an increase over the prior fiscal year of at least five percent in certain oil and natural gas production of the Exploration and Production segment. The performance based SARs granted for the year ended September 30, 2008 vest and become exercisable annually, in one-third increments, provided that a performance condition for diluted earnings per share is met for the prior fiscal year. The weighted average grant date fair value of the performance based SARs granted during 2010, 2009 and 2008 was estimated on the date of grant using the same accounting treatment that is applied for stock options, and assumes that the performance conditions specified will be achieved. If such conditions are not met or it is not considered probable that such conditions will be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. During 2009, the Company reversed $0.5 million of previously recognized compensation expense associated with performance based SARs. The Company also granted 4,000, 63,000, and 25,000 restricted share awards (non-vested stock as defined by the current accounting literature) during the years ended September 30, 2010, 2009 and 2008, respectively.

Stock-based compensation expense for the years ended September 30, 2010, 2009 and 2008 was approximately $4.4 million, $2.1 million (net of the $0.5 million reversal of compensation expense discussed above), and $2.3 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statement of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2010, 2009 and 2008 was approximately $1.8 million, $0.8 million and $0.9 million, respectively. There were no capitalized stock-based compensation costs during the years ended September 30, 2010, 2009 and 2008.

Stock Options

The total intrinsic value of stock options exercised during the years ended September 30, 2010, 2009 and 2008 totaled approximately $53.6 million, $18.7 million, and $24.6 million, respectively. For 2010, 2009 and 2008, the amount of cash received by the Company from the exercise of such stock options was approximately $34.5 million, $29.2 million, and $18.5 million, respectively.

The Company realizes tax benefits related to the exercise of stock options on a calendar year basis as opposed to a fiscal year basis. As such, for stock options exercised during the quarters ended December 31, 2009, 2008, and 2007, the Company realized a tax benefit of $8.0 million, $1.6 million, and $4.4 million, respectively. For stock options exercised during the period of January 1, 2010 through September 30, 2010, the Company will realize a tax benefit of approximately $13.3 million in the quarter ended December 31, 2010. For stock options exercised during the period of January 1, 2009 through September 30, 2009, the Company realized a tax benefit of approximately $5.7 million in the quarter ended December 31, 2009. For stock options exercised during the period of January 1, 2008 through September 30, 2008, the Company realized a tax benefit of approximately $4.3 million in the quarter ended December 31, 2008. As stated above, there were no stock

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted during the years ended September 30, 2010, 2009 and 2008. For the years ended September 30, 2010, 2009 and 2008, 100,000, 27,000 and 358,000 stock options became fully vested, respectively. The total fair value of the stock options that became vested during the years ended September 30, 2010, 2009 and 2008 was approximately $0.7 million, $0.2 million and $2.6 million, respectively. As of September 30, 2010, there was no unrecognized compensation expense related to stock options. For a summary of transactions during 2010 involving option shares for all plans, refer to Note E — Capitalization and Short-Term Borrowings.

Non-Performance Based SARs

Participants in the stock option and award plans did not exercise any non-performance based SARs during the years ended September 30, 2010, 2009 and 2008. As stated above, the Company did not grant any non-performance based SARs during the years ended September 30, 2010, 2009 and 2008. For the year ended September 30, 2010, 50,000 non-performance based SARs became fully vested. Fiscal 2010 was the first year in which non-performance based SARs became vested. The total fair value of the non-performance based SARs that became vested during the year ended September 30, 2010 was approximately $0.4 million. As of September 30, 2010, there was no unrecognized compensation expense related to non-performance based SARs. For a summary of transactions during 2010 involving non-performance based SARs for all plans, refer to Note E — Capitalization and Short-Term Borrowings.

Performance Based SARs

Participants in the stock option and award plans did not exercise any performance based SARs during the years ended September 30, 2010, 2009 and 2008. As stated above, there were 520,500, 610,000 and 321,000 performance based SARs granted during the years ended September 30, 2010, 2009 and 2008, respectively. The weighted average grant date fair value of performance based SARs granted in 2010, 2009 and 2008 is $12.06 per share, $4.09 per share and $9.06 per share, respectively. For the years ended September 30, 2010 and 2009, 203,324 and 96,984 performance based SARs became fully vested. Fiscal 2009 was the first year in which performance based SARs became vested. The total fair value of the performance based SARs that became vested during each of the years ended September 30, 2010 and 2009 was approximately $0.8 million. As of September 30, 2010, unrecognized compensation expense related to performance based SARs totaled approximately $4.0 million, which will be recognized over a weighted average period of 10.3 months. For a summary of transactions during 2010 involving performance based SARs for all plans, refer to Note E — Capitalization and Short-Term Borrowings.

The fair value of performance based SARs at the date of grant was estimated using the Black-Scholes-Merton closed form model. The following weighted average assumptions were used in estimating the fair value of performance based SARs at the date of grant:

	Year Ended September 30
	2010	2009	2008

Risk Free Interest Rate	3.55%	2.56%	3.78%
Expected Life (Years)	7.75	7.50	7.25
Expected Volatility	23.25%	22.16%	17.69%
Expected Dividend Yield (Quarterly)	0.64%	1.09%	0.64%

The risk-free interest rate is based on the yield of a Treasury Note with a remaining term commensurate with the expected term of the performance based SARs. The expected life and expected volatility are based on historical experience.

For grants during the years ended September 30, 2010, 2009 and 2008, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Awards

The weighted average fair value of restricted share awards granted in 2010, 2009 and 2008 is $52.10 per share, $47.46 per share and $48.41 per share, respectively. As of September 30, 2010, unrecognized compensation expense related to restricted share awards totaled approximately $3.4 million, which will be recognized over a weighted average period of 4.0 years. For a summary of transactions during 2010 involving restricted share awards, refer to Note E — Capitalization and Short-Term Borrowings.

New Authoritative Accounting and Financial Reporting Guidance

In September 2006, the FASB issued authoritative guidance for using fair value to measure assets and liabilities. This guidance serves to clarify the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. This guidance is to be applied whenever assets or liabilities are to be measured at fair value. On October 1, 2008, the Company adopted this guidance for financial assets and financial liabilities that are recognized or disclosed at fair value on a recurring basis. The FASB’s authoritative guidance for using fair value to measure nonfinancial assets and nonfinancial liabilities on a nonrecurring basis became effective during the quarter ended December 31, 2009. The Company’s nonfinancial assets and nonfinancial liabilities were not significantly impacted by this guidance during the year ended September 30, 2010. The Company had identified Goodwill as being the major nonfinancial asset that may have been impacted by the adoption of this guidance; however, the adoption of the guidance did not have a significant impact on the Company’s annual test for goodwill impairment. The Company had identified Asset Retirement Obligations as a nonfinancial liability that may have been impacted by the adoption of the guidance. The adoption of the guidance did not have a significant impact on the Company’s Asset Retirement Obligations. Refer to Note B — Asset Retirement Obligations for further disclosure. Additionally, in February 2010, the FASB issued updated guidance that includes additional requirements and disclosures regarding fair value measurements. The guidance now requires the gross presentation of activity within the Level 3 roll forward and requires disclosure of details on transfers in and out of Level 1 and 2 fair value measurements. It also provides further clarification on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The Company has updated its disclosures to reflect the new requirements in Note F — Fair Value Measurements, except for the Level 3 roll forward gross presentation, which will be effective as of the Company’s first quarter of fiscal 2012.

On December 31, 2008, the SEC issued a final rule on Modernization of Oil and Gas Reporting. The final rule modifies the SEC’s reporting and disclosure rules for oil and gas reserves and aligns the full cost accounting rules with the revised disclosures. The most notable changes of the final rule include the replacement of the single day period-end pricing used to value oil and gas reserves with an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. Additionally, on January 6, 2010, the FASB amended the oil and gas accounting standards to conform to the SEC final rule on Modernization of Oil and Gas Reporting (final rule). The revised reporting and disclosure requirements became effective with this Form 10-K for the period ended September 30, 2010. The Company has updated its disclosures to reflect the new requirements in Note Q — Supplementary Information for Oil and Gas Producing Activities. The Company chose not to disclose probable and possible reserves. In order to estimate the effect of adopting the final rule, the Company would be required to prepare two sets of reserve reports (applying both the final rule and previous rules). There would be significant time and expense associated with preparing two sets of reports to address changes between the different rules. Since the information obtained from the dual reserve reports would be relevant only for transitional purposes, the cost is deemed to exceed the benefit. As a result, the Company has determined it would be impractical to estimate the impact of adoption of the final rule.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2009, the FASB issued authoritative guidance that expands the disclosures required in an employer’s financial statements about pension and other post-retirement benefit plan assets. The additional disclosures include more details on how investment allocation decisions are made, the plan’s investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and disclosure regarding significant concentrations of risk within plan assets. The additional disclosure requirements became effective with this Form 10-K for the period ended September 30, 2010. The Company has updated its disclosures to reflect the new requirements in Note H — Retirement Plan and Other Post-Retirement Benefits.

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

Note B — Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the authoritative guidance that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. An asset retirement obligation is defined as a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement may or may not be conditional on a future event that may or may not be within the control of the Company. When the liability is initially recorded, the entity capitalizes the estimated cost of retiring the asset as part of the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company estimates the fair value of its asset retirement obligations based on the discounting of expected cash flows using various estimates, assumptions and judgments regarding certain factors such as the existence of a legal obligation for an asset retirement obligation; estimated amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. Asset retirement obligations incurred in the current period were Level 3 fair value measurements as the inputs used to measure the fair value are unobservable.

As previously disclosed, the Company follows the full cost method of accounting for its exploration and production costs. In accordance with the current authoritative guidance for asset retirement obligations, the Company has recorded an asset retirement obligation representing plugging and abandonment costs associated with the Exploration and Production segment’s crude oil and natural gas wells and has capitalized such costs in property, plant and equipment (i.e. the full cost pool). Under the current authoritative guidance for asset retirement obligations, since plugging and abandonment costs are already included in the full cost pool, the units-of-production depletion calculation excludes from the depletion base any estimate of future plugging and abandonment costs that are already recorded in the full cost pool.

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

In addition to the asset retirement obligation recorded in the Exploration and Production segment, the Company has recorded future asset retirement obligations associated with the plugging and abandonment of natural gas storage wells in the Pipeline and Storage segment and the removal of asbestos and asbestos-containing material in

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various facilities in the Utility and Pipeline and Storage segments. The Company has also recorded asset retirement obligations for certain costs connected with the retirement of the distribution mains and services components of the pipeline system in the Utility segment and with the transmission mains and other components in the pipeline system in the Pipeline and Storage segment. These retirement costs within the distribution and transmission systems are primarily for the capping and purging of pipe, which are generally abandoned in place when retired, as well as for the clean-up of PCB contamination associated with the removal of certain pipe.

A reconciliation of the Company’s asset retirement obligation is shown below:

	Year Ended September 30
	2010	2009	2008
		(Thousands)

Balance at Beginning of Year	$91,373	$93,247	$75,939
Liabilities Incurred and Revisions of Estimates	16,140	4,492	18,739
Liabilities Settled	(12,622)	(13,155)	(6,871)
Accretion Expense	6,727	6,789	5,440

Balance at End of Year	$101,618	$91,373	$93,247

Note C — Regulatory Matters

Regulatory Assets and Liabilities

The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2010	2009
	(Thousands)

Regulatory Assets(1):
Pension Costs(2) (Note H)	$308,822	$262,370
Post-Retirement Benefit Costs(2) (Note H)	159,498	198,982
Recoverable Future Taxes (Note D)	149,712	138,435
Environmental Site Remediation Costs(2) (Note I)	20,491	21,456
NYPSC Assessment(2)	19,229	24,445
Asset Retirement Obligations(2) (Note B)	12,529	7,884
Unamortized Debt Expense (Note A)	5,727	6,610
Other(2)	22,232	15,776

Total Regulatory Assets	698,240	675,958

Regulatory Liabilities:
Cost of Removal Regulatory Liability	124,032	105,546
Taxes Refundable to Customers (Note D)	69,585	67,046
Post-Retirement Benefit Costs(3) (Note H)	42,461	45,594
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	38,109	105,778
Pension Costs(3) (Note H)	16,171	15,409
Off-System Sales and Capacity Release Credits(3)	11,594	8,340
Tax Benefit on Medicare Part D Subsidy(3)	4,842	28,817
Deferred Insurance Proceeds(3)	2,445	3,804
Other(3)	11,821	18,265

Total Regulatory Liabilities	321,060	398,599

Net Regulatory Position	$377,180	$277,359

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company recovers the cost of its regulatory assets but generally does not earn a return on them. There are a few exceptions to this rule. For example, the Company does earn a return on Unrecovered Purchased Gas Costs and, in the New York jurisdiction of its Utility segment, earns a return, within certain parameters, on the excess of cumulative funding to the pension plan over the cumulative amount collected in rates.

(2)	Included in Other Regulatory Assets on the Consolidated Balance Sheets.

(3)	Included in Other Regulatory Liabilities on the Consolidated Balance Sheets.

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

Tax Benefit on Medicare Part D Subsidy

The Company has established a regulatory liability for the tax benefit it will receive under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) amounting to $4.8 million and $28.8 million at September 30, 2010 and 2009, respectively. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company reduced its deferred tax asset relating to the Medicare Part D subsidy by $27.5 million to reflect changes made by the fundamental health care reform legislation enacted on March 23, 2010. In conjunction with the reduction of the deferred tax asset, the Company reduced its Medicare Part D regulatory liability by $27.5 million. In the Company’s Utility and Pipeline and Storage segments, the Company’s post-retirement benefit plans are funded by a component of tariff rates charged to customers. As such, prior to the fundamental health care reform legislation, the $27.5 million tax benefit had been recorded as a regulatory liability in anticipation of flowing that tax benefit back to customers through adjusted tariff rates. Refer to Note H — Retirement Plan and Other Post-Retirement Benefits for further discussion of the Act and its impact on the Company.

Deferred Insurance Proceeds

The Company, in its Pipeline and Storage segment, has deferred environmental insurance settlement proceeds amounting to $2.4 million and $3.8 million at September 30, 2010 and 2009, respectively. Such proceeds have been deferred as a regulatory liability to be applied against any future environmental claims that may be incurred. The proceeds have been classified as a regulatory liability in recognition of the fact that customers funded the premiums on the former insurance policies.

NYPSC Assessment

On April 7, 2009, the Governor of the State of New York signed into law an amendment to the Public Service Law increasing the allowed utility assessment from the then current rate of one-third of one percent to one percent of a utility’s in-state gross operating revenue, together with a temporary surcharge (expiring March 31, 2014) equal, as applied, to an additional one percent of the utility’s in-state gross operating revenue.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note D — Income Taxes

The components of federal, state and foreign income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Current Income Taxes —
Federal	$2,074	$43,300	$75,169
State	4,991	10,341	20,257
Deferred Income Taxes —
Federal	110,515	(4,940)	56,668
State	24,164	2,419	15,828

	141,744	51,120	167,922
Deferred Investment Tax Credit	(697)	(697)	(697)

Total Income Taxes	$141,047	$50,423	$167,225

Presented as Follows:
Other Income	$(697)	$(697)	$(697)
Income Tax Expense — Continuing Operations	137,227	52,859	167,672
Discontinued Operations —
Income From Operations	493	(1,739)	250
Gain on Disposal	4,024	—	—

Total Income Taxes	$141,047	$50,423	$167,225

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2010	2009	2008
	(Thousands)

U.S. Income Before Income Taxes	$366,960	$151,131	$435,953

Income Tax Expense, Computed at U.S. Federal Statutory Rate of 35%	$128,436	$52,896	$152,584
Increase (Reduction) in Taxes Resulting from:
State Income Taxes	18,951	8,294	23,455
Miscellaneous	(6,340)	(10,767)	(8,814)

Total Income Taxes	$141,047	$50,423	$167,225

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	At September 30
	2010	2009
	(Thousands)

Deferred Tax Liabilities:
Property, Plant and Equipment	$849,869	$733,581
Pension and Other Post-Retirement Benefit Costs	177,853	178,440
Other	63,671	54,977

Total Deferred Tax Liabilities	1,091,393	966,998

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(223,588)	(212,299)
Other	(91,523)	(144,686)

Total Deferred Tax Assets	(315,111)	(356,985)

Total Net Deferred Income Taxes	$776,282	$610,013

Presented as Follows:
Net Deferred Tax Liability/(Asset) — Current	$(24,476)	$(53,863)
Net Deferred Tax Liability — Non-Current	800,758	663,876

Total Net Deferred Income Taxes	$776,282	$610,013

Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $69.6 million and $67.0 million at September 30, 2010 and 2009, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $149.7 million and $138.4 million at September 30, 2010 and 2009, respectively. Included in the above are regulatory liabilities and assets relating to the tax accounting method change noted below. The amounts are as follows: regulatory liabilities of $47.3 million as of September 30, 2010 and 2009, and regulatory assets of $56.3 million and $51.1 million as of September 30, 2010 and 2009, respectively.

The Company reduced its deferred tax asset relating to the Medicare Part D subsidy by $27.5 million to reflect changes made by the fundamental health care reform legislation enacted on March 23, 2010. In conjunction with the reduction of the deferred tax asset, the Company reduced its Medicare Part D regulatory liability by $27.5 million. In the Company’s Utility and Pipeline and Storage segments, the Company’s post-retirement benefit plans are funded by a component of tariff rates charged to customers. As such, prior to the fundamental health care reform legislation, the $27.5 million tax benefit had been recorded as a regulatory liability in anticipation of flowing that tax benefit back to customers through adjusted tariff rates.

The Company adopted the FASB authoritative guidance for income tax uncertainties on October 1, 2007. As of the date of adoption, a cumulative effect adjustment was recorded that resulted in a decrease to retained earnings of $0.4 million. Upon adoption, the unrecognized tax benefits were $1.7 million.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the change in unrecognized tax benefits:

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Balance at Beginning of Year	$8,721	$1,700	$1,700
Additions for Tax Positions Related to Current Year	699	8,721	—
Additions for Tax Positions of Prior Years	45	—	—
Reductions for Tax Positions of Prior Years	(975)	—	—
Settlements with Taxing Authorities	—	(1,700)	—
Lapse of Statute of Limitations	—	—	—

Balance at End of Year	$8,490	$8,721	$1,700

If the amount of unrecognized tax benefits recorded as of September 30, 2010 were recognized, there would not be a material impact on the effective tax rate. The Company anticipates that the unrecognized tax benefits will not significantly change within the next twelve months.

The Company recognizes interest relating to income taxes in Other Interest Expense and penalties relating to income taxes in Other Income. The Company recognized interest expense relating to income taxes of $0.2 million, $0.0 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively. The Company has not accrued any penalties during fiscal 2010, 2009 and 2008.

The Company files U.S. federal and various state income tax returns. The Internal Revenue Service (IRS) is currently conducting an examination of the Company for fiscal 2009 and fiscal 2010 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. While the federal statute of limitations remains open for fiscal 2007 and later years, IRS examinations for fiscal 2008 and prior years have been completed and the Company believes such years are effectively settled. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. During this year, local IRS examiners proposed to disallow most of the accounting method change. The Company has filed a protest with the IRS Appeals Office disputing the local IRS findings.

The Company is also subject to various routine state income tax examinations. The Company’s operating subsidiaries mainly operate in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.

As of September 30, 2010, the Company has a federal net operating loss carryover of $19.7 million, which expires in varying amounts between 2023 and 2029. Although this loss carryover is subject to certain annual limitations, no valuation allowance was recorded because of management’s determination that the amount will be fully utilized during the carryforward period.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Capitalization and Short-Term Borrowings

Summary of Changes in Common Stock Equity

				Earnings	Accumulated
				Reinvested	Other
			Paid	in	Comprehensive
	Common Stock		In	the	Income
	Shares	Amount	Capital	Business	(Loss)
	(Thousands, except per share amounts)

Balance at September 30, 2007	83,461	$83,461	$569,085	$983,776	$(6,203)
Net Income Available for Common Stock				268,728
Dividends Declared on Common Stock ($1.27 Per Share)				(103,523)
Cumulative Effect of the Adoption of Authoritative Guidance for Income Taxes				(406)
Other Comprehensive Income, Net of Tax					9,166
Share-Based Payment Expense(2)			2,332
Common Stock Issued Under Stock and Benefit Plans(1)	854	854	33,335
Share Repurchases	(5,194)	(5,194)	(37,036)	(194,776)

Balance at September 30, 2008	79,121	79,121	567,716	953,799	2,963

Net Income Available for Common Stock				100,708
Dividends Declared on Common Stock ($1.32 Per Share)				(105,410)
Adoption of Authoritative Guidance for Defined Benefit Pension and Other Post-Retirement Plans				(804)
Other Comprehensive Loss, Net of Tax					(45,359)
Share-Based Payment Expense(2)			2,055
Common Stock Issued Under Stock and Benefit Plans(1)	1,379	1,379	33,068

Balance at September 30, 2009	80,500	80,500	602,839	948,293	(42,396)

Net Income Available for Common Stock				225,913
Dividends Declared on Common Stock ($1.36 Per Share)				(110,944)
Other Comprehensive Loss, Net of Tax					(2,589)
Share-Based Payment Expense(2)			4,435
Common Stock Issued Under Stock and Benefit Plans(1)	1,575	1,575	38,345

Balance at September 30, 2010	82,075	$82,075	$645,619	$1,063,262 (3)	$(44,985)

(1)	Paid in Capital includes tax benefits of $13.2 million, $5.9 million and $16.3 million for September 30, 2010, 2009 and 2008, respectively, associated with the exercise of stock options.

(2)	Paid in Capital includes compensation costs associated with stock option, SARs and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2010, $919.1 million of accumulated earnings was free of such limitations.

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

During 2010, the Company issued 1,975,853 original issue shares of common stock as a result of stock option exercises and 4,000 original issue shares for restricted stock awards (non-vested stock as defined by the current accounting literature for stock-based compensation). Holders of stock options or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During 2010, 417,987 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s Retainer Policy for Non-Employee Directors, as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 13,689 original issue shares of common stock during 2010.

In December 2005, the Company’s Board of Directors authorized the Company to implement a share repurchase program, whereby the Company may repurchase outstanding shares of common stock, up to an aggregate amount of eight million shares in the open market or through privately negotiated transactions. The Company completed the repurchase of the eight million shares during 2008 for a total program cost of $324.2 million (of which 4,165,122 shares were repurchased during the year ended September 30, 2008 for $191.0 million). In September 2008, the Company’s Board of Directors authorized the repurchase of an additional eight million shares. Under this new authorization, the Company repurchased 1,028,981 shares for $46.0 million through September 17, 2008. The Company, however, stopped repurchasing shares after September 17, 2008 in light of the unsettled nature of the credit markets. Since that time, the Company has increased its emphasis on Marcellus Shale development and pipeline expansion. As such, the Company does not anticipate repurchasing any shares in the near future. The share repurchases mentioned above were funded with cash provided by operating activities and/or through the use of the Company’s lines of credit.

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

Stock Option and Stock Award Plans

The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or performance shares. Stock options and SARs under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no option or SAR is exercisable less than one year or more than ten years after the date of each grant.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions involving option shares for all plans are summarized as follows:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares Subject	Weighted Average	Contractual	Intrinsic
	to Option	Exercise Price	Life (Years)	Value
				(In thousands)

Outstanding at September 30, 2009	4,855,100	$27.18
Granted in 2010	—	$—
Exercised in 2010	(1,975,853)	$24.08
Forfeited in 2010	—	$—

Outstanding at September 30, 2010	2,879,247	$29.30	2.80	$64,813

Option shares exercisable at September 30, 2010	2,879,247	$29.30	2.80	$64,813

Option shares available for future grant at September 30, 2010(1)	2,645,304

(1)	Includes shares available for SARs and restricted stock grants.

Transactions involving non-performance based SARs for all plans are summarized as follows:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares Subject	Weighted Average	Contractual	Intrinsic
	To Option	Exercise Price	Life (Years)	Value
				(In thousands)

Outstanding at September 30, 2009	50,000	$41.20
Granted in 2010	—	$—
Exercised in 2010	—	$—
Forfeited in 2010	—	$—

Outstanding at September 30, 2010	50,000	$41.20	6.45	$531

SARs exercisable at September 30, 2010	50,000	$41.20	6.45	$531

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions involving performance based SARs for all plans are summarized as follows:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares Subject	Weighted Average	Contractual	Intrinsic
	To Option	Exercise Price	Life (Years)	Value
				(In thousands)

Outstanding at September 30, 2009	925,000	$36.14
Granted in 2010	520,500	$52.10
Exercised in 2010	—	$—
Forfeited in 2010	—	$—
Canceled in 2010(1)	(97,007)	$47.37

Outstanding at September 30, 2010	1,348,493	$41.49	8.57	$13,915

SARs exercisable at September 30, 2010	300,308	$35.53	7.96	$4,890

(1)	Shares were canceled during 2010 due to performance condition not being met.

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

Transactions involving restricted shares for all plans are summarized as follows:

	Number of	Weighted Average
	Restricted	Fair Value per
	Share Awards	Award

Restricted Share Awards Outstanding at September 30, 2009	118,000	$45.58
Granted in 2010	4,000	$52.10
Vested in 2010	(27,500)	$39.70
Forfeited in 2010	—	$—

Restricted Share Awards Outstanding at September 30, 2010	94,500	$47.57

Vesting restrictions for the outstanding shares of non-vested restricted stock at September 30, 2010 will lapse as follows: 2011 — 2,500 shares; 2012 — 5,000 shares; 2013 — 5,000 shares; 2014 — 5,000 shares; 2015 — 17,000 shares; 2016 — 5,000 shares; 2018 — 35,000 shares; and 2021 — 20,000 shares.

Redeemable Preferred Stock

As of September 30, 2010, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

The outstanding long-term debt is as follows:

	At September 30
	2010	2009
	(Thousands)

Medium-Term Notes(1):
6.7% to 7.50% due November 2010 to June 2025	$449,000	$449,000
Notes(1):
5.25% to 8.75% due March 2013 to May 2019	800,000	800,000

Total Long-Term Debt	1,249,000	1,249,000
Less Current Portion(2)	200,000	—

	$1,049,000	$1,249,000

(1)	The Medium-Term Notes and Notes are unsecured.

(2)	Current Portion of Long-Term Debt at September 30, 2010 consists of $200 million of 7.50% medium-term notes that mature in November 2010.

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

The Company has $300.0 million of 6.50% notes that mature in April 2018. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.

As of September 30, 2010, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: $200.0 million in 2011, $150.0 million in 2012, $250.0 million in 2013, zero in 2014, zero in 2015 and $649.0 million thereafter.

Short-Term Borrowings

The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. As for the former, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $405.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or substantially replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million, which commitment extends through September 30, 2013.

At September 30, 2010 and 2009, the Company did not have any outstanding short-term notes payable to banks or commercial paper.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Restrictions

Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through September 30, 2013. At September 30, 2010, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would permit an additional $1.99 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.

Under the Company’s existing indenture covenants, at September 30, 2010, the Company would have been permitted to issue up to a maximum of $1.3 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 7.9%) of the Company’s long-term debt (as of September 30, 2010) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s $300.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2010, the Company had no debt outstanding under the committed credit facility.

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

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2010 and 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In January 2010, the FASB issued amended authoritative guidance respecting disclosures related to fair value measurements. The amended guidance requires disclosure of financial instruments and liabilities by class of assets and liabilities (not major category of assets and liabilities). In addition, this amended guidance also requires enhanced disclosures about the valuation techniques and inputs used to measure fair value and disclosures of transfers in and out of Level 1 or 2. During the quarter ended March 31, 2010, the Company adopted this amended guidance.

	At Fair Value as of September 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets:
Cash Equivalents — Money Market Mutual Funds	$277,423	$—	$—	$277,423
Derivative Financial Instruments:
Over the Counter Swaps — Gas	—	67,387	—	67,387
Over the Counter Swaps — Oil	—	—	(2,203)	(2,203)
Other Investments:
Balanced Equity Mutual Fund	17,256	—	—	17,256
Common Stock — Financial Services Industry	4,991	—	—	4,991
Other Common Stock	241	—	—	241
Hedging Collateral Deposits	11,134	—	—	11,134

Total	$311,045	$67,387	$(2,203)	$376,229

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$5,840	$—	$—	$5,840
Over the Counter Swaps — Oil	—	—	14,280	14,280
Over the Counter Swaps — Gas	—	40	—	40

Total	$5,840	$40	$14,280	$20,160

Total Net Assets/(Liabilities)	$305,205	$67,347	$(16,483)	$356,069

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At Fair Value as of September 30, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets:
Cash Equivalents	$390,462	$—	$—	$390,462
Derivative Financial Instruments	5,312	12,536	26,969	44,817
Other Investments	24,276	—	—	24,276
Hedging Collateral Deposits	848	—	—	848

Total	$420,898	$12,536	$26,969	$460,403

Liabilities:
Derivative Financial Instruments	$—	$2,148	$—	$2,148

Total	$—	$2,148	$—	$2,148

Total Net Assets/(Liabilities)	$420,898	$10,388	$26,969	$458,255

Derivative Financial Instruments

At September 30, 2010 and 2009, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $10.1 million (at September 30, 2010) and $0.8 million (at September 30, 2009), which are associated with these futures contracts have been reported in Level 1 as well. The derivative financial instruments reported in Level 2, at September 30, 2010 and 2009, consist of natural gas swap agreements used in the Company’s Exploration and Production and Energy Marketing segments. The fair value of these swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas trading markets). At September 30, 2010 and 2009, the derivative financial instruments reported in Level 3 consist of all of the Exploration and Production segment’s crude oil swap agreements. Hedging collateral deposits of $1.0 million associated with these oil swap agreements have been reported in Level 1 at September 30, 2010. The fair value of the crude oil swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume). Based on an assessment of the counterparties’ credit risk, the fair market value of the price swap agreements reported as Level 2 and Level 3 assets have been reduced by $1.0 million and $0.9 million at September 30, 2010 and September 30, 2009, respectively. The fair market value of the price swap agreements reported as Level 2 and Level 3 liabilities at September 30, 2010 have been reduced by $0.3 million and the price swap agreements reported as Level 2 liabilities at September 30, 2009 have been reduced by less than $0.1 million based on an assessment of the Company’s credit risk. These credit reserves were determined by applying default probabilities to the anticipated cash flows that the Company is either expecting from its counterparties or expecting to pay to its counterparties.

The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3. For the 12 months ended September 30, 2010, no transfers in or out of Level 1 or Level 2 occurred.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses—
		Realized and Unrealized
				Included in Other	Transfer
	October 1,	Included in		Comprehensive Income	In/(Out) of	September 30,
	2009	Earnings		(Loss)	Level 3	2010
	(Dollars in thousands)

Derivative Financial Instruments(2)	$26,969	$(9,372	)(1)	$(34,080)	$—	$(16,483)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2010.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses —
		Realized and Unrealized
				Included in Other	Transfer
	October 1,	Included in		Comprehensive Income	In/(Out) of		September 30,
	2008	Earnings		(Loss)	Level 3		2009
	(Dollars in thousands)

Derivative Financial Instruments(2)	$6,333	$(59,180	)(1)	$87,147	$(7,331	)(3)	$26,969

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2009.

(2)	Derivative Financial Instruments are shown on a net basis.

(3)	These transfers occurred because the Company was able to obtain and utilize forward-looking, observable basis differential information for its hedges on southern California natural gas production.

Note G — Financial Instruments

Long-Term Debt

The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2010 Carrying	2010 Fair	2009 Carrying	2009 Fair
	Amount	Value	Amount	Value
	(Thousands)

Long-Term Debt	$1,249,000	$1,423,349	$1,249,000	$1,347,368

The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay. Carrying amounts for other financial instruments recorded on the Company’s Consolidated Balance Sheets approximate fair value. The increase in the fair value of the Company’s debt is attributable to a decrease in the estimated rate at which the Company could issue debt at September 30, 2010 relative to September 30, 2009.

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

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $55.4 million and $54.2 million at September 30, 2010 and 2009, respectively. The fair value of the equity mutual fund was $17.3 million and $15.8 million at September 30, 2010 and 2009, respectively. The unrealized gain on the equity mutual fund at September 30, 2010 was negligible as the fair market value was approximately equal to the cost basis. The gross unrealized loss on this equity mutual fund was $1.0 million at September 30, 2009. The fair value of the stock of an insurance company was $5.0 million and $8.3 million at September 30, 2010 and 2009, respectively. The gross unrealized gain on this stock was $2.6 million and $5.9 million at September 30, 2010 and 2009, respectively. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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

The Company has presented its net derivative assets and liabilities on its Consolidated Balance Sheet at September 30, 2010 and September 30, 2009 as shown in the table below.

	Fair Values of Derivative Instruments
	(Dollar Amounts in Thousands)
Derivatives	Asset Derivatives		Liability Derivatives
Designated as	Consolidated		Consolidated
Hedging	Balance Sheet		Balance Sheet
Instruments	Location	Fair Value	Location	Fair Value

Commodity Contracts — at September 30, 2010	Fair Value of Derivative Financial Instruments	$65,184	Fair Value of Derivative Financial Instruments	$20,160
Commodity Contracts — at September 30, 2009	Fair Value of Derivative Financial Instruments	$44,817	Fair Value of Derivative Financial Instruments	$2,148

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses the fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Consolidated Balance Sheet at September 30, 2010 and September 30, 2009.

Derivatives
Designated as	Fair Values of Derivative Instruments
Hedging	(Dollar Amounts in Thousands)
Instruments	Gross Asset Derivatives	Gross Liability Derivatives

	Fair Value	Fair Value
Commodity Contracts at September 30, 2010	$77,837	$32,813
Commodity Contracts at September 30, 2009	$63,601	$20,932

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

As of September 30, 2010, the Company’s Exploration and Production segment had the following commodity derivative contracts (swaps) outstanding to hedge forecasted sales (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings):

Commodity	Units

Natural Gas	37.5 Bcf (all short positions)
Crude Oil	2,688,000 Bbls (all short positions)

As of September 30, 2010, the Company’s Energy Marketing segment had the following commodity derivative contracts (futures contracts and swaps) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings) and purchases (where the Company uses long positions (i.e. positions that pay-off in the event of commodity price increases) to mitigate the risk of increasing natural gas prices, which would lead to increased purchased gas expense and decreased earnings):

Commodity	Units

Natural Gas	6.2 Bcf (6.1 Bcf short positions (forecasted storage withdrawals) and 0.1 Bcf long positions (forecasted storage injections))

As of September 30, 2010, the Company’s Exploration and Production segment had $49.1 million ($28.9 million after tax) of gains included in the accumulated other comprehensive income (loss) balance. It is expected that $33.3 million ($19.6 million after tax) of these gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur. See Note A, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain pertaining to derivative financial instruments (Net Unrealized Gain (Loss) on Derivative Financial Instruments in Note A includes the Exploration and Production and Energy Marketing segments).

As of September 30, 2010, the Company’s Energy Marketing segment had $6.5 million ($4.0 million after tax) of gains included in the accumulated other comprehensive income (loss) balance. It is expected that all of these gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the sales and purchases of the underlying commodities occur. See Note A, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain pertaining to derivative financial instruments (Net Unrealized Gain (Loss)

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Derivative Financial Instruments in Note A includes the Exploration and Production and Energy Marketing segments).

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Year Ended September 30, 2010 and 2009 (Dollar Amounts in Thousands)
	Amount of			Amount of
	Derivative Gain or			Derivative Gain or
	(Loss) Recognized		Location of	(Loss) Reclassified
	in Other		Derivative Gain or	from Accumulated			Derivative Gain or
	Comprehensive		(Loss) Reclassified	Other Comprehensive		Location of	(Loss) Recognized
	Income (Loss) on		from Accumulated	Income (Loss) on		Derivative Gain or	in the Consolidated
	the Consolidated		Other Comprehensive	the Consolidated		(Loss) Recognized	Statement of Income
	Statement of		Income (Loss) on	Balance Sheet into		in the Consolidated	(Ineffective
	Comprehensive		the Consolidated	the Consolidated		Statement of Income	Portion and Amount
	Income (Loss)		Balance Sheet into	Statement of Income		(Ineffective	Excluded from
Derivatives in Cash	(Effective Portion)		the Consolidated	(Effective Portion)		Portion and Amount	Effectiveness Testing)
Flow Hedging	for the Year Ended		Statement of Income	for the Year Ended		Excluded from	for the Year Ended
Relationships	September 30,		(Effective Portion)	September 30,		Effectiveness Testing)	September 30,
	2010	2009		2010	2009		2010	2009

Commodity Contracts — Exploration & Production segment	$52,786	$110,883	Operating Revenue	$39,898	$91,808	Operating Revenue	$—	$—
Commodity Contracts — Energy Marketing segment	$11,200	$7,492	Purchased Gas	$52	$21,301	Operating Revenue	$—	$—
Commodity Contracts — Pipeline & Storage Segment(1)	$1,380	$652	Operating Revenue	$1,370	$1,952	Operating Revenue	$—	$—
Commodity Contracts — All Other(1)	$—	$183	Purchased Gas	$—	$(681)	Purchased Gas	$—	$—

Total	$65,366	$119,210		$41,320	$114,380		$—	$—

(1)	There were no open hedging positions at September 30, 2010 or 2009. As such there is no mention of these positions in the preceding sections of this footnote.

Fair value hedges

The Company’s Energy Marketing segment utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of September 30, 2010, the Company’s Energy Marketing segment had fair value hedges covering approximately 15.3 Bcf (14.2 Bcf of fixed price sales commitments (all long positions), 0.9 Bcf of fixed price purchase commitments (all short positions), and 0.2 Bcf of storage hedges (all short positions)). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Consolidated Statement of Income	Gain/(Loss) on Derivative	Gain/(Loss) on Commitment

Operating Revenues	$(9,807,701)	$9,807,701
Purchased Gas	$62,352	$(62,352)

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of
		Derivative Gain or
	Location of	(Loss) Recognized
	Derivative Gain or	in the Consolidated
	(Loss) Recognized	Statement of Income
	in the Consolidated	for the Year Ended
Derivatives in Fair Value Hedging Relationships	Statement of Income	September 30, 2010
		(In thousands)

Commodity Contracts — Energy Marketing segment(1)	Operating Revenues	$(9,808)
Commodity Contracts — Energy Marketing segment(2)	Purchased Gas	$(144)
Commodity Contracts — Energy Marketing segment(3)	Purchased Gas	$207

		$(9,745)

(1)	Represents hedging of fixed price sales commitments of natural gas.

(2)	Represents hedging of fixed price purchase commitments of natural gas.

(3)	Represents hedging of natural gas held in storage.

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with eleven counterparties of which ten of the eleven counterparties are in a net gain position. On average, the Company had $6.5 million of credit exposure per counterparty in a gain position at September 30, 2010. The maximum credit exposure per counterparty at September 30, 2010 was $11.9 million. BP Energy Company (an affiliate of BP Corporation North America, Inc.) was one of the ten counterparties in a gain position. At September 30, 2010, the Company had an $11.3 million receivable with BP Energy Company. The Company considered the credit quality of BP Energy Company (as it does with all of its counterparties) in determining hedge effectiveness and believes the hedges remain effective. The Company had not received any collateral from these counterparties at September 30, 2010 since the Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral.

As of September 30, 2010, nine of the eleven counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (the lower of the S&P or Moody’s Debt Rating), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position and the Company’s credit rating declined, then additional hedging collateral deposits would be required. At September 30, 2010, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $42.1 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). At September 30, 2010, the fair market value of the derivative financial instrument liability with a credit-risk related contingency feature was $14.3 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). For its over-the-counter crude oil swap agreements, which are in a liability position, the Company was required to post $1.0 million in hedging collateral deposits at September 30, 2010. This is discussed in Note A under Hedging Collateral Deposits.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For its exchange traded futures contracts which are in a liability position, the Company had posted $10.1 million in hedging collateral as of September 30, 2010. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

The Company’s requirement to post hedging collateral deposits is based on the fair value determined by the Company’s counterparties, which may differ from the Company’s assessment of fair value. Hedging collateral deposits may also include closed derivative positions in which the broker has not cleared the cash from the account to offset the derivative liability. The Company records liabilities related to closed derivative positions in Other Accruals and Current Liabilities on the Consolidated Balance Sheet. These liabilities are relieved when the broker clears the cash from the hedging collateral deposit account. This is discussed in Note A under Hedging Collateral Deposits.

Note H — Retirement Plan and Other Post-Retirement Benefits

The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan) that covers a majority of the full-time employees of the Company. The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $0.6 million, $0.4 million and $0.2 million for the years ended September 30, 2010, 2009 and 2008, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $4.2 million, $4.1 million, and $4.0 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

The expected return on plan assets, a component of net periodic benefit cost shown in the tables below, is applied to the market-related value of plan assets. The market-related value of plan assets is the market value as of the measurement date adjusted for variances between actual returns and expected returns (from previous years) that have not been reflected in net periodic benefit costs.

Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits are shown in the tables below. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30, 2010, September 30, 2009 and June 30, 2008, for fiscal year 2010, 2009 and 2008, respectively.

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2010	2009	2008	2010	2009	2008
	(Thousands)

Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$831,496	$719,059	$742,519	$467,295	$411,545	$444,545
Service Cost	12,997	10,913	12,597	4,298	3,801	5,104
Interest Cost	44,308	46,836	44,949	25,017	27,499	27,081
Plan Participants’ Contributions	—	—	—	1,644	2,185	1,990
Retiree Drug Subsidy Receipts	—	—	—	1,354	1,427	1,532
Amendments(1)	—	—	—	—	(10,765)	(31,874)
Actuarial (Gain) Loss	85,831	102,430	(34,189)	(3,635)	55,776	(14,390)
Adjustment for Change in Measurement Date	—	14,438	—	—	7,825	—
Benefits Paid	(50,139)	(62,180)	(46,817)	(23,566)	(31,998)	(22,443)

Benefit Obligation at End of Period	$924,493	$831,496	$719,059	$472,407	$467,295	$411,545

Change in Plan Assets
Fair Value of Assets at Beginning of Period	$563,881	$695,089	$765,144	$319,022	$377,640	$412,371
Actual Return on Plan Assets	61,625	(99,511)	(39,206)	30,478	(62,368)	(43,478)
Employer Contributions	22,182	15,993	3,817	25,691	25,659	29,200
Employer Contributions During Period from Measurement Date to Fiscal Year End	N/A	N/A	12,151	N/A	N/A	—
Plan Participants’ Contributions	—	—	—	1,644	2,185	1,990
Adjustment for Change in Measurement Date	—	14,490	—	—	7,904	—
Benefits Paid	(50,139)	(62,180)	(46,817)	(23,566)	(31,998)	(22,443)

Fair Value of Assets at End of Period	$597,549	$563,881	$695,089	$353,269	$319,022	$377,640

Net Amount Recognized at End of Period (Funded Status)	$(326,944)	$(267,615)	$(23,970)	$(119,138)	$(148,273)	$(33,905)

Amounts Recognized in the Balance Sheets Consist of:
Accrued Benefit Liability	$(326,944)	$(267,615)	$(23,970)	$(119,138)	$(148,273)	$(54,939)
Prepaid Benefit Cost	—	—	—	—	—	21,034

Net Amount Recognized at End of Period	$(326,944)	$(267,615)	$(23,970)	$(119,138)	$(148,273)	$(33,905)

Accumulated Benefit Obligation	$843,526	$758,658	$659,004	N/A	N/A	N/A

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2010	2009	2008	2010	2009	2008
	(Thousands)

Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	4.75%	5.50%	6.75%	4.75%	5.50%	6.75%
Rate of Compensation Increase	4.75%	5.00%	5.00%	4.75%	5.00%	5.00%
Components of Net Periodic Benefit Cost
Service Cost	$12,997	$10,913	$12,597	$4,298	$3,801	$5,104
Interest Cost	44,308	46,836	44,949	25,017	27,499	27,081
Expected Return on Plan Assets	(58,342)	(57,958)	(55,000)	(26,334)	(31,615)	(33,715)
Amortization of Prior Service Cost	655	732	808	(1,710)	(1,074)	4
Amortization of Transition Amount	—	—	—	541	2,265	7,127
Recognition of Actuarial Loss(2)	21,641	5,676	11,064	25,881	9,271	2,927
Net Amortization and Deferral for Regulatory Purposes	(30)	12,817	6,008	351	18,037	22,264

Net Periodic Benefit Cost	$21,229	$19,016	$20,426	$28,044	$28,184	$30,792

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Discount Rate	5.50%	6.75%	6.25%	5.50%	6.75%	6.25%
Expected Return on Plan Assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Rate of Compensation Increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	In fiscal 2008 and 2009, the Company passed amendments, for most of the subsidiaries, which increased the participant contributions for active employees at the time of the amendment. This decreased the benefit obligation.

(2)	Distribution Corporation’s New York jurisdiction calculates the amortization of the actuarial loss on a vintage year basis over 10 years, as mandated by the NYPSC. All the other subsidiaries of the Company utilize the corridor approach.

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

As noted above, through 2008, the Company used June 30th as the measurement date for financial reporting purposes. In 2009, in accordance with the current authoritative guidance for defined benefit pension and other postretirement plans, the Company began measuring the Plan’s assets and liabilities for its pension and other post-retirement benefit plans as of September 30th, its fiscal year end. In making this change and as

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted by the current authoritative guidance, the Company recorded fifteen months of pension and post-retirement benefits expense during the fiscal year ended September 30, 2009. As allowed by the authoritative guidance, these costs were calculated using June 30, 2008 measurement date data. Three of those months pertained to the period of July 1, 2008 to September 30, 2008. The pension and other post-retirement benefit costs for that period amounted to $3.8 million and were recorded by the Company during the year ended September 30, 2009 as a $3.4 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $0.4 million ($0.2 million after tax) adjustment to earnings reinvested in the business. In addition, for the Company’s non-qualified benefit plan, benefit costs of $1.3 million were recorded by the Company during the year ended September 30, 2009 as a $0.4 million increase to Other Regulatory Assets in the Company’s Utility segment and a $0.9 million ($0.6 million after tax) adjustment to earnings reinvested in the business.

The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2010, the changes in such amounts during 2010, as well as the amounts expected to be recognized in net periodic benefit cost in fiscal 2011 are presented in the table below:

		Other
	Retirement	Post-Retirement	Non-Qualified
	Plan	Benefits	Benefit Plans
	(Thousands)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(385,522)	$(157,700)	$(33,949)
Transition Obligation	—	(1,487)	—
Prior Service (Cost) Credit	(3,925)	8,807	—

Net Amount Recognized	$(389,447)	$(150,380)	$(33,949)

Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2010(1)
Increase in Net Actuarial Gain/(Loss)	$(60,907)	$33,660	$(9,258)
Reduction in Transition Obligation	—	540	—
Prior Service (Cost) Credit	656	(1,710)	—

Net Change	$(60,251)	$32,490	$(9,258)

Amounts Expected to be Recognized in Net Periodic Benefit Cost in the Next Fiscal Year(1)
Net Actuarial Loss	$(34,873)	$(23,793)	$(3,860)
Transition Obligation	—	(541)	—
Prior Service (Cost) Credit	(589)	1,710	—

Net Amount Expected to be Recognized	$(35,462)	$(22,624)	$(3,860)

(1)	Amounts presented are shown before recognizing deferred taxes.

In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2010, the Company recorded an $11.8 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $25.2 million (pre-tax) increase to Accumulated Other Comprehensive Loss.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the discount rate change for the Retirement Plan in 2010 was to increase the projected benefit obligation of the Retirement Plan by $75.1 million. In 2010, other actuarial experience increased the projected benefit obligation for the Retirement Plan by $10.8 million. The effect of the discount rate change for the Retirement Plan in 2009 was to increase the projected benefit obligation of the Retirement Plan by $102.6 million. The effect of the discount rate change for the Retirement Plan in 2008 was to decrease the projected benefit obligation of the Retirement Plan by $38.6 million.

The Company made cash contributions totaling $22.2 million to the Retirement Plan during the year ended September 30, 2010. The Company expects that the annual contribution to the Retirement Plan in 2011 will be in the range of $40.0 million to $45.0 million. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in 2011 in order to be in compliance with the Pension Protection Act of 2006.

The following benefit payments, which reflect expected future service, are expected to be paid during the next five years and the five years thereafter: $52.1 million in 2011; $52.9 million in 2012; $53.8 million in 2013; $54.9 million in 2014; $56.3 million in 2015; and $305.4 million in the five years thereafter.

In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees designated by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit cost associated with these plans were $7.4 million, $5.4 million and $5.2 million in 2010, 2009 and 2008, respectively. The accumulated benefit obligations for the plans were $41.8 million and $37.4 million at September 30, 2010 and 2009, respectively. The projected benefit obligations for the plans were $73.9 million and $64.6 million at September 30, 2010 and 2009, respectively. The actuarial valuations for the plans were determined based on a discount rate of 4.25%, 5.25% and 6.75% as of September 30, 2010, 2009 and 2008, respectively and a weighted average rate of compensation increase of 8.0%, 8.25% and 8.75% as of September 30, 2010, 2009 and 2008, respectively.

The effect of the discount rate change in 2010 was to increase the other post-retirement benefit obligation by $39.4 million. Other actuarial experience decreased the other post-retirement benefit obligation in 2010 by $43.1 million, primarily attributable to updated pharmaceutical drug rebate experience as well as updated claim costs assumptions based on experience.

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

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows:

	Benefit Payments	Subsidy Receipts

2011	$25,375,000	$(2,001,000)
2012	$26,795,000	$(2,275,000)
2013	$28,116,000	$(2,575,000)
2014	$29,520,000	$(2,871,000)
2015	$31,002,000	$(3,169,000)
2016 through 2020	$175,195,000	$(20,370,000)

	2010		2009		2008

Rate of Increase for Pre Age 65 Participants	7.82	%(1)	8.0	%(1)	9.0	%(2)
Rate of Increase for Post Age 65 Participants	6.95	%(1)	7.0	%(1)	7.0	%(2)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	8.69	%(1)	9.0	%(1)	10.0	%(2)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	6.95	%(1)	7.0	%(1)	7.0	%(2)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	7.60	%(1)	7.9	%(1)	10.0	%(2)

(1)	It was assumed that this rate would gradually decline to 4.5% by 2028.

(2)	It was assumed that this rate would gradually decline to 5.0% by 2018.

The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2010 would increase by $57.6 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2010 by $4.0 million. If the health care cost trend rates were decreased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2010 would decrease by $48.6 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2010 by $3.3 million.

The Company made cash contributions totaling $25.5 million to its VEBA trusts and 401(h) accounts during the year ended September 30, 2010. In addition, the Company made direct payments of $0.2 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2010. The Company expects that the annual contribution to its VEBA trusts and 401(h) accounts in 2011 will be in the range of $25.0 million to $30.0 million.

Investment Valuation

The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note F “Fair Value Measurements” for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2010, as well as the associated level within the fair value hierarchy in which the fair value

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements in their entirety fall (based on the lowest level input that is significant to the fair value measurement in its entirety). (Dollars in Thousands):

	Total Fair Value
	Amounts at
	September 30, 2010	Level 1	Level 2	Level 3

Retirement Plan Investments
Equities
Collective Trust Funds — Domestic	$131,313	$—	$131,313	$—
Collective Trust Funds — International	72,612	—	72,612	—
Common Stock — Domestic	158,215	158,215	—	—
Common Stock — International	19,351	19,351	—	—
Convertible Securities — Domestic	32,911	4,403	28,189	319
Convertible Securities — International	2,175	548	1,627	—
Preferred Stock	765	765	—	—

Total Equities	417,342	183,282	233,741	319
Fixed Income
Collective Trust Funds — Domestic	75,455	—	75,455	—
Collective Trust Funds — International	69,511	—	69,511	—
Corporate Bonds — Domestic	572	—	572	—
Exchange Traded Funds	17,911	17,911	—	—
Other	83	—	83	—

Total Fixed Income	163,532	17,911	145,621	—
Real Estate	5,812	—	—	5,812
Limited Partnerships	232	—	—	232
Cash & Cash Equivalents
Cash Held in Collective Trust Funds	10,413	—	10,413	—
Cash Held in Savings/Checking Accounts, Commercial Paper, etc.	123	—	123	—

Total Cash & Cash Equivalents	10,536	—	10,536	—

Total Retirement Plan Investments	$597,454	$201,193	$389,898	$6,363

Accrued Income Receivable	699
Accrued Administrative Costs	(604)

Total Retirement Plan Assets	$597,549

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value
	Amounts at
	September 30, 2010	Level 1	Level 2	Level 3

VEBA Investments
Equities
Collective Trust Funds — Domestic	$217,637	$—	$217,637	$—
Collective Trust Funds — International	85,799	—	85,799	—

Total Equities	303,436	—	303,436	—
Real Estate	3,824	—	—	3,824
Cash Held in Collective Trust Funds	7,622	—	7,622	—

Total VEBA Investments	$314,882	$—	$311,058	$3,824

Accrued Income Receivable	600
Accrued Administrative Costs	(196)
Claims Incurred But Not Reported	(1,736)
Prepaid Federal Taxes	2,866
Deferred Tax Asset	2,230

Total Fair Value of VEBA Assets	$318,646

401(h) Investments
Equities
Collective Trust Funds — Domestic	$7,601	$—	$7,601	$—
Collective Trust Funds — International	4,203	—	4,203	—
Common Stock — Domestic	9,158	9,158	—	—
Common Stock — International	1,120	1,120	—	—
Convertible Securities — Domestic	1,905	255	1,632	18
Convertible Securities — International	126	32	94	—
Preferred Stock	45	45	—	—

Total Equities	24,158	10,610	13,530	18
Fixed Income
Collective Trust Funds — Domestic	4,368	—	4,368	—
Collective Trust Funds — International	4,024	—	4,024	—
Corporate Bonds — Domestic	33	—	33	—
Exchange Traded Funds	1,037	1,037	—	—
Other	4	—	4	—

Total Fixed Income	9,466	1,037	8,429	—
Real Estate	336	—	—	336
Limited Partnerships	13	—	—	13
Cash Held in Collective Trust Funds	610	—	610	—

Total 401(h) Investments	$34,583	$11,647	$22,569	$367

Accrued Income Receivable	40

Total Fair Value of Assets	$34,623

Total Other Post-Retirement Benefit Assets	$353,269

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Plan and 401(h) Account Investments:

Equities:  Level 1 equities consist of individual publicly traded stocks (common and preferred) and convertible securities. These are valued using quoted market values as of the end of the year. Level 2 equities consist primarily of investments in collective trusts. The fair value of such trusts is derived from the fair value of the underlying investments. In addition, there are Level 2 equities that consist of convertible securities, for which quoted market values are unavailable or are not used because the associated trading volumes are lower, that are valued using observable market data. Level 3 equities consist of investments in convertible securities where there are no readily obtainable market values. These investments are valued using unobservable market data.

Fixed Income:  Level 1 fixed income securities consist of exchange-traded bond funds and are valued using quoted market values as of the end of the year. Level 2 fixed income securities consist primarily of investments in collective trusts, corporate bonds and other investments (typically guaranteed investment contracts, collateralized mortgage obligations, asset backed securities, etc). The collective trusts are carried at the stated unit value of funds, which are derived from the fair value of the underlying investments. The corporate bonds and other investments are valued using observable market data. Level 3 fixed income securities typically consist of collateralized mortgage obligations, asset backed securities, and corporate/government bonds that are not actively traded. At September 30, 2010, there are no such investments.

Real Estate:  Level 3 real estate investments consist primarily of commercial and residential properties that are valued at the Plan’s proportionate interest in the total current value of the underlying net assets of these investments. This fair value is determined using unobservable market data.

Limited Partnerships:  Level 3 limited partnerships consist of cash held in the partnerships and private equity holdings. The Plan’s interest in these partnerships is valued based on the fair value as determined by the general partner or board of directors. The fair value of the private equity holdings is determined using unobservable market data.

Cash and Cash Equivalents:  The cash and cash equivalents in Level 2 consists of collective trusts that invest in various cash and money market investments as well as treasury bills, notes, and bonds. In addition, cash held in checking/savings accounts and commercial paper are included as well.

VEBA Investments:

Collective Trust Funds:  The fair value of collective trust funds classified as Level 2 are derived from the fair value of the underlying investments in equities (primarily publicly traded stocks).

Cash and Cash Equivalents:  The cash equivalents reported in Level 2 consists of an institutional fund that invests in high quality, short-term municipal instruments. This fund is valued at amortized cost, which the investment advisor has determined approximates fair value.

Real Estate:  Level 3 real estate investments consist primarily of commercial and residential properties that are valued at the VEBA’s proportionate interest in the total current value of the underlying net assets of these investments. This fair value is determined using unobservable market data.

The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value includes significant unobservable inputs (Level 3). Note: For the year-ended September 30, 2010, there were no significant transfers in or out of Level 1 or Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

	Retirement Plan Level 3 Assets
	Year Ended September 30, 2010
	(Thousands of Dollars)
	Equities		Fixed Income
			Collateralized
	Convertible		Mortgage
	Securities	Preferred	Obligations	Limited	Real
	(Domestic)	Stock	(Part of Other)	Partnerships	Estate	Total

Balance, Beginning of Year	$733	$362	$542	$372	$7,518	$9,527
Realized Gains/(Losses)	50	(108)	1	(1,495)	—	(1,552)
Unrealized Gains/(Losses)	(4)	(3)	(24)	1,510	(2,350)	(871)
Purchases, Sales, Issuances, and Settlements (Net)	(460)	(251)	(519)	(155)	644	(741)

Balance at September 30, 2010 (End of Year)	$319	$—	$—	$232	$5,812	$6,363

	Other Post-Retirement Benefit Level 3 Assets
	Year Ended September 30, 2010
	(Thousands of Dollars)
	VEBA	401(h) Investments
	Investments	Equities		Fixed Income
				Collateralized
		Convertible		Mortgage			Total
	Real	Securities	Preferred	Obligations	Limited	Real	401(h)
	Estate	(Domestic)	Stock	(Part of Other)	Partnerships	Estate	Investments

Balance, Beginning of Year	$3,816	$37	$18	$27	$19	$376	$477
Realized Gains/(Losses)	—	3	(6)	—	(87)	—	(90)
Unrealized Gains/(Losses)	8	5	3	3	90	(77)	24
Purchases, Sales, Issuances, and Settlements (Net)	—	(27)	(15)	(30)	(9)	37	(44)

Balance at September 30, 2010 (End of Year)	$3,824	$18	$—	$—	$13	$336	$367

The Company’s Retirement Plan weighted average asset allocations (excluding the 401(h) accounts) at September 30, 2010, 2009 and 2008 by asset category are as follows:

		Percentage of Plan
	Target Allocation	Assets at September 30
Asset Category	2011	2010	2009	2008

Equity Securities	60-75%	70%	73%	74%
Fixed Income Securities	20-35%	27%	21%	23%
Other	0-15%	3%	6%	3%

Total		100%	100%	100%

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted average asset allocations for its VEBA trusts and 401(h) accounts at September 30, 2010, 2009 and 2008 by asset category are as follows:

		Percentage of Plan
	Target Allocation	Assets at September 30
Asset Category	2011	2010	2009	2008

Equity Securities	85-100%	93%	93%	93%
Fixed Income Securities	0-15%	3%	2%	2%
Other	0-15%	4%	5%	5%

Total		100%	100%	100%

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

The long-term investment objective of the Retirement Plan trust, the VEBA trusts and the 401(h) accounts is to achieve the target total return in accordance with the Company’s risk tolerance. Assets are diversified utilizing a mix of equities, fixed income and other securities (including real estate). Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The assets of the Retirement Plan trusts, VEBA trusts and the 401(h) accounts have no significant concentrations of risk in any one country (other than the United States), industry or entity.

Investment managers are retained to manage separate pools of assets. Comparative market and peer group performance of individual managers and the total fund are monitored on a regular basis, and reviewed by the Company’s Retirement Committee on at least a quarterly basis.

The discount rate which is used to present value the future benefit payment obligations of the Retirement Plan and the Company’s other post-retirement benefits is 4.75% as of September 30, 2010. The discount rate which is used to present value the future benefit payment obligations of the Non-Qualified benefit plans is 4.25% as of September 30, 2010. The Company utilizes a yield curve model to determine the discount rate. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. Each year’s anticipated benefit payments are discounted at the associated spot interest rate back to the measurement date. The discount rate is then determined based on the spot interest rate that results in the same present value when applied to the same anticipated benefit payments.

Note I — Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2010, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be in the range of $17.3 million to $21.5 million. The minimum estimated liability of $17.3 million has been recorded on the Consolidated Balance Sheet at September 30, 2010. The Company expects to recover its environmental clean-up costs through rate recovery. Other than as discussed below, the Company is currently not aware of any material exposure to environmental liabilities. However, changes in environmental regulations, new information or other factors could adversely impact the Company.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Former Manufactured Gas Plant Sites

The Company has incurred investigation and/or clean-up costs at several former manufactured gas plant sites in New York and Pennsylvania. The Company continues to be responsible for future ongoing monitoring and long-term maintenance at two sites.

The Company has agreed with the NYDEC to remediate another former manufactured gas plant site located in New York. The Company has received approval from the NYDEC of a Remedial Design work plan for this site and has recorded an estimated minimum liability for remediation of this site of $14.7 million.

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

In November 2010, the NYDEC notified the Company of its potential liability with respect to a remedial action at former industrial sites in New York. Along with the Company, notifications were sent to the City of Buffalo and the New York State Thruway Authority. Estimated clean-up costs associated with these sites have not been completed and the Company cannot estimate its liability, if any, regarding these sites at this time.

Other

The Company, in its Utility segment, Energy Marketing segment, and All Other category, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. Substantially all of these contracts expire within the next five years. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $380.1 million in 2011, $86.3 million in 2012, $51.6 million in 2013, $34.7 million in 2014, $19.8 million in 2015 and $14.5 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.

The Company has entered into leases for the use of buildings, vehicles, construction tools, meters, computer equipment and other items. These leases are accounted for as operating leases. The future lease commitments during the next five years and thereafter are as follows: $5.1 million in 2011, $4.6 million in 2012, $3.5 million in 2013, $3.2 million in 2014, $2.8 million in 2015, and $8.2 million thereafter.

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

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J — Discontinued Operations

On September 1, 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. Those operations consisted of short distance landfill gas pipeline companies engaged in the purchase, sale and transportation of landfill gas. The Company’s landfill gas operations were maintained under the Company’s wholly-owned subsidiary, Horizon LFG. The Company received approximately $38.0 million of proceeds from the sale. The sale resulted in the recognition of a gain of approximately $6.3 million, net of tax, during the fourth quarter of 2010. The decision to sell was based on progressing the Company’s strategy of divesting its smaller, non-core assets in order to focus on its core businesses, including the development of the Marcellus Shale and the construction of key pipeline infrastructure projects throughout the Appalachian region. As a result of the decision to sell the landfill gas operations, the Company began presenting these operations as discontinued operations during the fourth quarter of 2010.

The following is selected financial information of the discontinued operations for the sale of the Company’s landfill gas operations:

	Year Ended September 30
	2010	2009	2008
	(Thousands)

Operating Revenues	$9,919	$6,309	$3,524
Operating Expenses	8,933	10,705	883

Operating Income (Loss)	986	(4,396)	2,641
Other Income	4	8	29
Interest Income	2	—	—
Interest Expense	29	127	599

Income (Loss) before Income Taxes	963	(4,515)	2,071
Income Tax Expense (Benefit)	493	(1,739)	250

Income (Loss) from Discontinued Operations	470	(2,776)	1,821
Gain on Disposal, Net of Taxes of $4,024	6,310	—	—

Income (Loss) from Discontinued Operations	$6,780	$(2,776)	$1,821

Note K — Business Segment Information

The Company reports financial results for four segments: Utility, Pipeline and Storage, Exploration and Production, and Energy Marketing. The division of the Company’s operations into reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

The Utility segment operations are regulated by the NYPSC and the PaPUC and are carried out by Distribution Corporation. Distribution Corporation sells natural gas to retail customers and provides natural gas transportation services in western New York and northwestern Pennsylvania.

The Pipeline and Storage segment operations are regulated by the FERC for both Supply Corporation and Empire. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers (including NFR), exploration and production companies (including Seneca) and pipeline companies in the northeastern United States markets. Empire transports natural gas from the United States/Canadian border near Buffalo, New York into Central New York just north of Syracuse, New York. Empire’s new facilities (the Empire Connector), which consists of a compressor station and a pipeline extension from near Rochester, New York to an interconnection near Corning, New York with the unaffiliated Millennium Pipeline,

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were placed into service on December 10, 2008. Empire transports gas to major industrial companies, utilities (including Distribution Corporation) and power producers.

The Exploration and Production segment, through Seneca, is engaged in exploration for, and development and purchase of, natural gas and oil reserves in California, in the Appalachian region of the United States, and in the shallow waters of the Gulf Coast region of Texas and Louisiana. Seneca’s production is, for the most part, sold to purchasers located in the vicinity of its wells. As disclosed in Note M — Acquisition, on July 20, 2009, Seneca acquired Ivanhoe Energy’s United States oil and gas operations for approximately $39.2 million (including cash acquired). Ivanhoe Energy’s United States oil and gas operations were incorporated into the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition on July 20, 2009.

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

	Year Ended September 30, 2010
							Corporate
		Pipeline	Exploration		Total		and
		and	and	Energy	Reportable	All	Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	Other	Eliminations	Consolidated
	(Thousands)

Revenue from External Customers	$804,466	$138,905	$438,028	$344,802	$1,726,201	$33,428	$874	$1,760,503
Intersegment Revenues	$15,324	$79,978	$—	$—	$95,302	$2,315	$(97,617)	$—
Interest Income	$2,144	$199	$980	$44	$3,367	$137	$225	$3,729
Interest Expense	$35,831	$26,328	$30,853	$27	$93,039	$2,152	$(1,245)	$93,946
Depreciation, Depletion and Amortization	$40,370	$35,930	$106,182	$42	$182,524	$7,907	$768	$191,199
Income Tax Expense (Benefit)	$31,858	$22,634	$78,875	$4,806	$138,173	$464	$(1,410)	$137,227
Income from Unconsolidated Subsidiaries	$—	$—	$—	$—	$—	$2,488	$—	$2,488
Segment Profit: Income (Loss) from Continuing Operations	$62,473	$36,703	$112,531	$8,816	$220,523	$3,396	$(4,786)	$219,133
Expenditures for Additions to Long-Lived Assets from Continuing Operations	$57,973	$37,894	$398,174	$407	$494,448	$6,694	$210	$501,352

	At September 30, 2010
	(Thousands)
Segment Assets	$2,071,530	$1,094,914	$1,539,705	$69,561	$4,775,710	$198,706	$131,209	$5,105,625

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2009
								Corporate
		Pipeline	Exploration		Total			and
		and	and	Energy	Reportable	All		Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	Other		Eliminations	Consolidated
	(Thousands)

Revenue from External Customers	$1,097,550	$137,478	$382,758	$397,763	$2,015,549	$35,100		$894	$2,051,543
Intersegment Revenues	$15,474	$81,795	$—	$558	$97,827	$—		$(97,827)	$—
Interest Income	$2,486	$995	$2,430	$79	$5,990	$583		$(797)	$5,776
Interest Expense	$32,417	$21,580	$33,368	$215	$87,580	$2,344		$(3,135)	$86,789
Depreciation, Depletion and Amortization	$39,675	$35,115	$90,816	$42	$165,648	$4,276		$696	$170,620
Income Tax Expense (Benefit)	$37,097	$30,579	$(14,616)	$4,470	$57,530	$(3,482)		$(1,189)	$52,859
Income from Unconsolidated Subsidiaries	$—	$—	$—	$—	$—	$3,366		$—	$3,366
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$—	$—	$182,811	$—	$182,811	$—		$—	$182,811
Significant Non-Cash Item: Impairment of Investment in Partnership	$—	$—	$—	$—	$—	$1,804	(1)	$—	$1,804
Segment Profit: Income (Loss) from Continuing Operations	$58,664	$47,358	$(10,238)	$7,166	$102,950	$705		$(171)	$103,484
Expenditures for Additions to Long-Lived Assets from Continuing Operations	$56,178	$52,504	$223,223 (2)	$25	$331,930	$9,507		$(47)	$341,390

	At September 30, 2009
	(Thousands)

Segment Assets	$2,132,610	$1,046,372	$1,265,678	$52,469	$4,497,129	$210,809	(3)	$61,191	$4,769,129

(1)	Amount represents the impairment in the value of the Company’s 50% investment in ESNE, a partnership that owns an 80-megawatt, combined cycle, natural gas-fired power plant in the town of North East, Pennsylvania.

(2)	Amount includes the acquisition of Ivanhoe Energy’s United States oil and gas operation for $34.9 million, net of cash acquired, and is discussed in Note M — Acquisition.

(3)	Amount includes $28,761 of assets of the Company’s landfill gas operations, which have been classified as discontinued operations as of September 30, 2010. (See Note J — Discontinued Operations).

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2008
							Corporate
		Pipeline	Exploration		Total		and
		and	and	Energy	Reportable	All	Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	Other	Eliminations	Consolidated
	(Thousands)

Revenue from External Customers	$1,194,657	$135,052	$466,760	$549,932	$2,346,401	$49,741	$695	$2,396,837
Intersegment Revenues	$15,612	$81,504	$—	$1,300	$98,416	$9	$(98,425)	$—
Interest Income	$1,836	$843	$10,921	$323	$13,923	$1,232	$(4,340)	$10,815
Interest Expense	$27,683	$13,783	$41,645	$175	$83,286	$3,183	$(13,099)	$73,370
Depreciation, Depletion and Amortization	$39,113	$32,871	$92,221	$42	$164,247	$4,910	$689	$169,846
Income Tax Expense (Benefit)	$36,303	$34,008	$92,686	$3,180	$166,177	$1,936	$(441)	$167,672
Income from Unconsolidated Subsidiaries	$—	$—	$—	$—	$—	$6,303	$—	$6,303
Segment Profit: Income (Loss) from Continuing Operations	$61,472	$54,148	$146,612	$5,889	$268,121	$3,958	$(5,172)	$266,907
Expenditures for Additions to Long-Lived Assets from Continuing Operations	$57,457	$165,520	$192,187	$39	$415,203	$1,354	$(2,186)	$414,371

	At September 30, 2008
	(Thousands)

Segment Assets	$1,643,665	$948,984	$1,416,120	$89,527	$4,098,296	$217,874 (1)	$(185,983)	$4,130,187

(1)	Amount includes $35,521 of assets of the Company’s landfill gas operations, which have been classified as discontinued operations as of September 30, 2010. (See Note J — Discontinued Operations).

	For the Year Ended September 30
Geographic Information	2010	2009	2008
	(Thousands)

Revenues from External Customers(1):
United States	$1,760,503	$2,051,543	$2,396,837

	At September 30
	2010	2009	2008
	(Thousands)

Long-Lived Assets:
United States	$4,330,248	$3,963,398	$3,595,188
Assets of Discontinued Operations	—	28,761	35,521

	$4,330,248	$3,992,159	$3,630,709

(1)	Revenue is based upon the country in which the sale originates. This table excludes revenues from discontinued operations of $9,919, $6,309 and $3,524 for September 30, 2010, 2009 and 2008, respectively.

Note L — Investments in Unconsolidated Subsidiaries

The Company’s unconsolidated subsidiaries consist of equity method investments in Seneca Energy, Model City, and ESNE. The Company has 50% interests in each of these entities. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. ESNE is an 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania that is in the process of

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being dismantled. The Company expects to recover its investment in ESNE through the sale of ESNE’s major assets, such as the turbines.

During the quarter ended December 31, 2008, the Company recorded a pre-tax impairment of $1.8 million ($1.1 million on an after-tax basis) of its equity investment in ESNE due to a decline in the fair market value of ESNE. The impairment was driven by a significant decrease in “run time” for the plant given the economic downturn and the resulting decrease in demand for electric power.

A summary of the Company’s investments in unconsolidated subsidiaries at September 30, 2010 and 2009 is as follows:

	At September 30
	2010	2009
	(Thousands)

Seneca Energy	$11,007	$10,924
Model City	2,017	2,136
ESNE	1,804	1,880

	$14,828	$14,940

Note M — Acquisition

On July 20, 2009, the Company’s wholly-owned subsidiary in the Exploration and Production segment, Seneca, acquired all of the shares of Ivanhoe Energy’s United States oil and gas operations for approximately $39.2 million in cash (including cash acquired), of which $2.0 million was held in escrow at September 30, 2010 and 2009. Seneca placed this amount in escrow as part of the purchase price. Currently, the Company and Ivanhoe Energy are negotiating a final resolution to the issue of whether Ivanhoe Energy is entitled to some or all of the amount held in escrow. Ivanhoe Energy’s United States oil and gas operations were incorporated into the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition on July 20, 2009. As of the acquisition date, these assets produced approximately 645 (595 net) barrels per day of oil in California and Texas. The purchase also included certain exploration acreage in California. This acquisition added to the Company’s existing oil producing assets in the Midway Sunset Field in California. The acquisition consisted of approximately $37.1 million in property, plant and equipment, $6.2 million of current assets (including $2.0 million of cash held in escrow), $0.3 million of current liabilities and $3.8 million of deferred credits. Details of the acquisition are as follows (all figures in thousands):

Assets Acquired	$43,282
Liabilities Assumed	(4,082)
Cash Acquired at Acquisition	(4,267)

Cash Paid, Net of Cash Acquired	$34,933

Note N — Intangible Assets

As a result of the Empire and Toro acquisitions in 2003, the Company acquired certain intangible assets. In the case of the Empire acquisition, the intangible assets represent the fair value of various long-term transportation contracts with Empire’s customers. These intangible assets are being amortized over the lives of the transportation contracts with no residual value at the end of the amortization period. The weighted-average amortization period for the gross carrying amount of the transportation contracts is 8 years. In the case of the Toro acquisition, the intangible assets represented the fair value of various long-term gas purchase contracts with the various landfills. On September 1, 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana and these operations have been presented

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as discontinued operations in the Company’s financial statements as of September 30, 2010. Refer to Note J — Discontinued Operations for further details. Details of these intangible assets are as follows (in thousands):

					At September 30,
	At September 30, 2010				2009
	Gross Carrying		Accumulated	Net Carrying	Net Carrying
	Amount		Amortization	Amount	Amount

Intangible Assets Subject to Amortization:
Long-Term Transportation Contracts	$4,701		$(3,024)	$1,677	$2,071
Long-Term Gas Purchase Contracts	—		—	—	19,465

	$4,701		$(3,024)	$1,677	$21,536

Aggregate Amortization Expense:
For the Year Ended September 30, 2010	$394
For the Year Ended September 30, 2009	$4,638	(1)
For the Year Ended September 30, 2008	$2,662	(1)

(1)	Amount includes amortization expense from discontinued operations of $4,186 and $1,593 for September 30, 2009 and 2008, respectively. At September 30, 2010, the 11 months of amortization expense for discontinued operations was $1,286.

In September 2009, the Company recorded a pre-tax impairment of $4.6 million in the value of certain long-lived assets in the All Other category due to the loss of the primary customer at one of Toro’s landfill gas sites and the anticipated shut-down of the site. The impairment was comprised of a $2.6 million reduction in intangible assets related to long-term gas purchase contracts and a $2.0 million reduction in property, plant and equipment. The $2.6 million intangible assets impairment was recorded to Purchased Gas expense and the $2.0 million property, plant and equipment impairment was recorded to Depreciation, Depletion and Amortization expense on the Consolidated Statement of Income. The $2.6 million impairment of the intangible asset is included in amortization expense for the year ended September 30, 2009 in the table shown above. As noted above, the Company’s landfill gas operations were sold in September 2010 and have been presented as discontinued operations on the Company’s financial statements. Therefore, this impairment has been included in discontinued operations.

In conjunction with the sale of the Company’s landfill gas operations, the carrying amount of intangible assets subject to amortization related to the long-term gas purchase contracts was reduced from a $31.9 million gross carrying amount ($19.5 million net carrying amount) at September 30, 2009 to zero at September 30, 2010. Aside from this change, the only activity with regard to intangible assets subject to amortization was amortization expense as shown in the table above. Amortization expense for the long-term transportation contracts is estimated to be $0.4 million annually for 2011, 2012, 2013 and 2014 and $0.1 million in 2015.

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

							Net		Earnings from
			Income		Income		Income		Continuing
			(Loss) from		(Loss) from		(Loss)		Operations per		Earnings per
Quarter	Operating	Operating	Continuing		Discontinued		Available for		Common Share		Common Share
Ended	Revenues	Income (Loss)	Operations		Operations		Common Stock		Basic	Diluted	Basic	Diluted
	(Thousands, except per common share amounts)

2010
9/30/2010	$286,396	$73,995	$32,393		$6,009	(1)	$38,402	(1)	$0.40	$0.39	$0.47	$0.46
6/30/2010	$351,992	$89,188	$42,641		$(57)		$42,584		$0.52	$0.51	$0.52	$0.51
3/31/2010	$667,980	$151,631	$79,874		$554		$80,428		$0.98	$0.96	$0.99	$0.97
12/31/2009	$454,135	$125,637	$64,225		$274		$64,499		$0.80	$0.78	$0.80	$0.78
2009
9/30/2009	$276,795	$68,943	$29,943		$(2,945	)(2)	$26,998	(2)	$0.37	$0.37	$0.34	$0.33
6/30/2009	$365,579	$87,472	$43,061		$(157)		$42,904		$0.54	$0.53	$0.54	$0.53
3/31/2009	$803,049	$137,818	$73,270		$214		$73,484		$0.92	$0.92	$0.92	$0.92
12/31/2008	$606,120	$(66,639)	$(42,790	)(3)	$112		$(42,678	)(3)	$(0.54)	$(0.53)	$(0.54)	$(0.53)

(1)	Includes a $6.3 million gain on the sale of the Company’s landfill gas operations.

(2)	Includes a non-cash $4.6 million impairment charge ($2.8 million after tax) associated with landfill gas assets.

(3)	Includes a non-cash $182.8 million impairment charge ($108.2 million after tax) associated with the Exploration and Production segment’s oil and gas producing properties; a non-cash $1.8 million impairment charge ($1.1 million after tax) associated with an equity investment in the All Other category and a $2.3 million gain realized on life insurance policies in the Corporate category.

Note P — Market for Common Stock and Related Shareholder Matters (unaudited)

At September 30, 2010, there were 15,549 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note E — Capitalization and Short-Term Borrowings. The quarterly price

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ranges (based on intra-day prices) and quarterly dividends declared for the fiscal years ended September 30, 2010 and 2009, are shown below:

	Price Range
Quarter Ended	High	Low	Dividends Declared

2010
9/30/2010	$52.29	$42.83	$.345
6/30/2010	$54.42	$44.27	$.345
3/31/2010	$52.48	$45.64	$.335
12/31/2009	$52.00	$43.62	$.335
2009
9/30/2009	$48.30	$33.77	$.335
6/30/2009	$37.61	$29.83	$.335
3/31/2009	$34.34	$26.67	$.325
12/31/2008	$41.99	$26.83	$.325

Note Q — Supplementary Information for Oil and Gas Producing Activities (unaudited)

As of September 30, 2010, the Company adopted the revisions to authoritative guidance related to oil and gas exploration and production activities that aligned the reserve estimation and disclosure requirements with the requirements of the SEC Modernization of Oil and Gas Reporting rule, which the Company also adopted. The new SEC rules require companies to value their year-end reserves using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve month period prior to the end of the reporting period.

The following supplementary information is presented in accordance with the authoritative guidance regarding disclosures about oil and gas producing activities and related SEC accounting rules. All monetary amounts are expressed in U.S. dollars.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2010	2009
	(Thousands)

Proved Properties(1)	$2,267,009	$1,953,720
Unproved Properties	151,232	70,061

	2,418,241	2,023,781
Less — Accumulated Depreciation, Depletion and Amortization	1,094,377	990,284

	$1,323,864	$1,033,497

(1)	Includes asset retirement costs of $69.8 million and $65.9 million at September 30, 2010 and 2009, respectively.

Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized costs being amortized. Following is a summary of costs excluded from amortization at September 30, 2010:

	Total
	as of
	September 30,		Year Costs Incurred
	2010		2010	2009	2008	Prior
	(Thousands)

Acquisition Costs	$131,039		$75,130	$40,978	$6,135	$8,796
Development Costs	12,120		12,120	—	—	—
Exploration Costs	7,017		7,017	—	—	—
Capitalized Interest	1,056		1,056	—	—	—

	$151,232	(1)	$95,323	$40,978	$6,135	$8,796

(1)	Costs related to unproved properties excluded from amortization includes $137.2 million related to onshore properties and $14.0 million related to offshore properties at September 30, 2010.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2010		2009	2008
	(Thousands)

United States
Property Acquisition Costs:
Proved	$790		$35,803	$16,474
Unproved	80,221		44,528	8,449
Exploration Costs	75,155	(1)	11,724	56,274
Development Costs	234,094	(2)	125,109	106,975
Asset Retirement Costs	3,901		2,877	20,048

	$394,161		$220,041	$208,220

(1)	Amount for 2010 includes $0.2 million of capitalized interest.

(2)	Amount for 2010 includes $0.9 million of capitalized interest.

For the years ended September 30, 2010, 2009 and 2008, the Company spent $28.9 million, $24.2 million and $25.4 million, respectively, developing proved undeveloped reserves.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations for Producing Activities

	Year Ended September 30
	2010	2009	2008
	(Thousands, except per Mcfe amounts)

United States
Operating Revenues:
Natural Gas (includes revenues from sales to affiliates of $253, $239 and $443, respectively)	$152,163	$106,815	$216,623
Oil, Condensate and Other Liquids	233,569	174,356	305,887

Total Operating Revenues(1)	385,732	281,171	522,510
Production/Lifting Costs	61,398	53,957	55,335
Franchise/Ad Valorem Taxes	10,592	8,657	11,350
Accretion Expense	5,444	5,437	4,056
Depreciation, Depletion and Amortization ($2.10, $2.10 and $2.23 per Mcfe of production)	104,092	89,307	91,093
Impairment of Oil and Gas Producing Properties(2)	—	182,811	—
Income Tax Expense (Benefit)	83,946	(27,055)	144,922

Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$120,260	$(31,943)	$215,754

(1)	Exclusive of hedging gains and losses. See further discussion in Note G — Financial Instruments.

(2)	See discussion of impairment in Note A — Summary of Significant Accounting Policies.

Reserve Quantity Information

The Company’s proved oil and gas reserves are located in the United States. The Company’s proved oil and gas reserve estimates are prepared by the Company’s reservoir engineers who meet the qualifications of Reserve Estimator per the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007. The Company maintains comprehensive internal reserve guidelines and a continuing education program designed to keep its staff up to date with current SEC regulations and guidance.

The Company’s Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company’s reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 25 years of Petroleum Engineering experience with both major and independent oil and gas companies. He has maintained oversight of the Company’s reserve estimation process for the past seven years. He is a member of the Society of Petroleum Engineers and a Registered Professional Engineer in the State of Texas.

The Company maintains a system of internal controls over the reserve estimation process. Management reviews the price, heat content, lease operating cost and future investment assumptions used in the economic model to determine the reserves. The Vice President of Reservoir Engineering reviews and approves all new reserve assignments and significant reserve revisions. Access to the Reserve database is restricted. Significant changes to the reserve report are reviewed by senior management on a quarterly basis. Periodically, the Company’s internal audit department assesses the design of these controls and performs testing to determine the effectiveness of such controls.

All of the Company’s reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include an engineer registered with the State of Texas (with 12 years of experience in petroleum engineering and six years of experience in the estimation and evaluation of reserves) and a Certified Petroleum Geologist and Geophysicist in the State of Texas (with 32 years of experience in petroleum geosciences and 21 years of experience in the estimation and evaluation of reserves).

The reliable technologies that were utilized in estimating the reserves include wire line open-hole log data, performance data, log cross sections, core data, and statistical analysis. The statistical method utilized production performance from both the Company’s and competitor’s wells. Geophysical data include data from the Company’s wells, published documents, and state data-sites and were used to confirm continuity of the formation. Extension and discovery reserves added as a result of reliable technologies were not material.

	Gas MMcf
	U. S.
	Gulf	West
	Coast	Coast	Appalachian		Total
	Region	Region	Region		Company

Proved Developed and Undeveloped Reserves:
September 30, 2007	25,136	73,175	107,078		205,389
Extensions and Discoveries	8,759	—	31,322		40,081
Revisions of Previous Estimates	2,156	566	(3,460)		(738)
Production	(11,033)	(4,039)	(7,269)		(22,341)
Purchases of Minerals in Place	—	4,539	727		5,266
Sales of Minerals in Place	(377)	(1,381)	—		(1,758)

September 30, 2008	24,641	72,860	128,398		225,899
Extensions and Discoveries	6,698	3,282	49,249		59,229
Revisions of Previous Estimates	9,407	488	(19,484)		(9,589	)(1)
Production	(9,886)	(4,063)	(8,335)		(22,284)
Purchases of Minerals in Place	—	392	—		392
Sales of Minerals in Place	(4,693)	—	—		(4,693)

September 30, 2009	26,167	72,959	149,828		248,954
Extensions and Discoveries	2,881	269	189,979	(2)	193,129
Revisions of Previous Estimates	6,683	2,315	7,677		16,675
Production	(10,304)	(3,819)	(16,222	)(3)	(30,345)

September 30, 2010	25,427	71,724	331,262		428,413

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gas MMcf
	U. S.
	Gulf	West
	Coast	Coast	Appalachian	Total
	Region	Region	Region	Company

Proved Developed Reserves:
September 30, 2007	25,136	66,017	96,674	187,827
September 30, 2008	18,242	68,453	115,824	202,519
September 30, 2009	18,051	67,603	120,579	206,233
September 30, 2010	19,293	66,178	210,817	296,288
Proved Undeveloped Reserves:
September 30, 2007	—	7,158	10,404	17,562
September 30, 2008	6,399	4,407	12,574	23,380
September 30, 2009	8,116	5,356	29,249	42,721
September 30, 2010	6,134	5,546	120,445	132,125

(1)	During 2009, the Company made a downward revision of its proved developed and undeveloped reserves amounting to 9,589 MMcf. This was primarily attributable to a 19,484 MMcf reduction in the Appalachian region offset by a 9,407 MMcf increase in the Gulf Coast region. The reduction in the Appalachian region was mainly due to declining natural gas prices, which made certain reserves uneconomical. The improvement in the Gulf Coast region was due to improved performance of Gulf Coast properties.

(2)	Extensions and discoveries include 182 Bcf of Marcellus Shale gas in the Appalachian Region.

(3)	Production includes 7,180 MMcf from Marcellus Shale fields (which exceed 15% of total reserves).

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Oil Mbbl
	U. S.
	Gulf	West
	Coast	Coast		Appalachian	Total
	Region	Region		Region	Company

Proved Developed and Undeveloped Reserves:
September 30, 2007	1,435	45,644		507	47,586
Extensions and Discoveries	298	471		58	827
Revisions of Previous Estimates	203	(34)		(64)	105
Production	(505)	(2,460	)(1)	(105)	(3,070)
Purchases of Minerals in Place	—	2,084		—	2,084
Sales of Minerals in Place	(73)	(1,261)		—	(1,334)

September 30, 2008	1,358	44,444		396	46,198
Extensions and Discoveries	302	896		15	1,213
Revisions of Previous Estimates	447	43		(41)	449
Production	(640)	(2,674	)(1)	(59)	(3,373)
Purchases of Minerals in Place	—	2,115		—	2,115
Sales of Minerals in Place	(15)	—		—	(15)

September 30, 2009	1,452	44,824		311	46,587
Extensions and Discoveries	222	828		4	1,054
Revisions of Previous Estimates	332	484		2	818
Production	(502)	(2,669	)(1)	(49)	(3,220)

September 30, 2010	1,504	43,467		268	45,239

Proved Developed Reserves:
September 30, 2007	1,435	36,509		483	38,427
September 30, 2008	1,313	37,224		357	38,894
September 30, 2009	1,194	37,711		285	39,190
September 30, 2010	1,066	36,353		263	37,682
Proved Undeveloped Reserves:
September 30, 2007	—	9,135		24	9,159
September 30, 2008	45	7,220		39	7,304
September 30, 2009	258	7,113		26	7,397
September 30, 2010	438	7,114		5	7,557

(1)	The Midway Sunset North fields (which exceed 15% of total reserves) contributed 1,583 Mbbls, 1,680 Mbbls, and 1,543 Mbbls of production during 2008, 2009, and 2010, respectively.

The Company’s proved undeveloped (PUD) reserves increased from 87 Bcfe at September 30, 2009 to 177 Bcfe at September 30, 2010. Undeveloped reserves in the Marcellus Shale increased from 11 Bcf at September 30, 2009 to 110 Bcf at September 30, 2010. There was a material increase in undeveloped reserves at September 30, 2010 as a result of its Marcellus Shale reserve additions. The increase in undeveloped reserves in the Marcellus Shale is partially attributable to the change in SEC regulations allowing the recognition of PUD reserves more than one direct offset location away from existing production with reasonable certainty using reliable technology. The Company’s total PUD reserves are 25% of total proved reserves at September 30, 2010, up from 16% of total proved reserves at September 30, 2009.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in PUD reserves in 2010 of 90 Bcfe is a result of 111 Bcfe in new PUD reserve additions (105 Bcfe from the Marcellus Shale), offset by 17 Bcfe in PUD conversions to developed reserves and 4 Bcfe in downward PUD revisions. The downward revisions were primarily from the removal of 51 PUD locations in the Upper Devonian play. This was the result of Seneca’s decision in 2010 to significantly reduce its 5-year investment plan for the Upper Devonian as a result of lower forward gas price expectations. The Company invested $28.9 million during the year ended September 30, 2010 to convert 17 Bcfe of PUD reserves to developed reserves. This represents 19% of the PUD reserves booked at September 30, 2009. In 2011, the Company estimates that it will invest approximately $140 million to develop the PUD reserves. The Company is committed to developing its PUD reserves within five years of being recorded as PUD reserves as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.

At September 30, 2010, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level or country level. All of the Company’s proved reserves are in the United States. At the field level, only at the North Lost Hills Field in Kern County, California, does the Company have a material concentration of undeveloped reserves that have been on the books for more than five years. The Company has reduced the concentration of undeveloped reserves in this field from 61% of total field level reserves at September 30, 2005 to 24% of total field level reserves at September 30, 2010. The Company has been actively drilling undeveloped locations in this field for four out of the past five years, drilling 53 undeveloped locations and converting 3.1 million barrels of proved reserves from undeveloped to developed reserves. The undeveloped reserves in this field represent less than 2% of the Company’s proved reserves at the corporate level. The Company is committed to drilling the remaining proved undeveloped locations within five years of being recorded as PUD reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company cautions that the following presentation of the standardized measure of discounted future net cash flows is intended to be neither a measure of the fair market value of the Company’s oil and gas properties, nor an estimate of the present value of actual future cash flows to be obtained as a result of their development and production. It is based upon subjective estimates of proved reserves only and attributes no value to categories of reserves other than proved reserves, such as probable or possible reserves, or to unproved acreage. Furthermore, as a result of the SEC’s final rule on Modernization of Oil and Gas Reporting (effective fiscal 2010), it is based on the unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period and costs adjusted only for existing contractual changes. It assumes an arbitrary discount rate of 10%. Thus, it gives no effect to future price and cost changes certain to occur under widely fluctuating political and economic conditions.

NATIONAL FUEL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The standardized measure is intended instead to provide a means for comparing the value of the Company’s proved reserves at a given time with those of other oil- and gas-producing companies than is provided by a simple comparison of raw proved reserve quantities.

	Year Ended September 30
	2010	2009	2008
	(Thousands)

United States
Future Cash Inflows	$5,273,605	$3,972,026	$5,845,214
Less:
Future Production Costs	1,347,855	1,010,851	1,231,705
Future Development Costs	445,413	312,717	265,515
Future Income Tax Expense at Applicable Statutory Rate	1,186,567	916,466	1,645,351

Future Net Cash Flows	2,293,770	1,731,992	2,702,643
Less:
10% Annual Discount for Estimated Timing of Cash Flows	1,120,182	856,015	1,434,799

Standardized Measure of Discounted Future Net Cash Flows	$1,173,588	$875,977	$1,267,844

The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2010	2009	2008
	(Thousands)

United States
Standardized Measure of Discounted Future
Net Cash Flows at Beginning of Year	$875,977	$1,267,844	$1,060,462
Sales, Net of Production Costs	(313,742)	(218,557)	(455,825)
Net Changes in Prices, Net of Production Costs	176,530	(699,217)	509,705
Purchases of Minerals in Place	—	38,902	67,768
Sales of Minerals in Place	—	(20,141)	(31,642)
Extensions and Discoveries	329,555	66,002	143,394
Changes in Estimated Future Development Costs	(17,353)	(22,392)	(100,684)
Previously Estimated Development Costs Incurred	47,539	53,285	65,156
Net Change in Income Taxes at Applicable Statutory Rate	(85,703)	331,251	(119,585)
Revisions of Previous Quantity Estimates	46,246	(27,864)	(3,936)
Accretion of Discount and Other	114,539	106,864	133,031

Standardized Measure of Discounted Future Net Cash Flows at End of Year	$1,173,588	$875,977	$1,267,844

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance	Charged	Additions		Balance
	at	to	Charged		at
	Beginning	Costs	to		End
	of	and	Other		of
Description	Period	Expenses	Accounts(1)	Deductions(2)	Period

Year Ended September 30, 2010
Allowance for Uncollectible Accounts	$38,334	$15,422	$2,268	$25,063	$30,961

Year Ended September 30, 2009
Allowance for Uncollectible Accounts	$33,117	$31,464	$2,751	$28,998	$38,334

Year Ended September 30, 2008
Allowance for Uncollectible Accounts	$28,654	$27,274	$2,734	$25,545	$33,117

(1)	Represents the discount on accounts receivable purchased in accordance with the Utility segment’s 2005 New York rate agreement.

(2)	Amounts represent net accounts receivable written-off.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2010.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

On October 1, 2010, the Company replaced The Northern Trust Company with JPMorgan Chase Bank, NA as trustee and custodian of assets held in trust for the beneficiaries of the Company’s qualified defined-benefit retirement plan and other post-retirement benefit plans. The change in trustee is a result of an appraisal by the Company’s Retirement Committee of outsourced trust and custodial services and is not the result of any actual or perceived deficiencies in internal controls at the previous trustee. The impact of the change, including the transfer of trust assets on October 1, 2010, has been evaluated by management and adequately incorporated into management’s ongoing monitoring of internal controls over financial reporting.

On November 1, 2010, Seneca implemented Quorum Business Solutions software as its Enterprise Resource Planning Accounting System and Land/Geographical Information System to help support the growth of the Exploration and Production segment. These system changes are a result of an evaluation of the previous accounting and land systems and related processes to support evolving needs and are not the result of any actual or perceived deficiencies in the previous systems. These implementations resulted in certain changes to Seneca’s processes and internal controls impacting financial reporting. While there are inherent risks involved with the implementation of any new system, management believes that it is adequately monitoring and managing the transition.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 and no changes through the filing date of this Annual Report on Form 10-K with the SEC, other than the changes that occurred on October 1, 2010 and November 1, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

None

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information required by this item concerning the directors of the Company and corporate governance is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for Three-Year Terms to Expire in 2014,” “Directors Whose Terms Expire in 2013,” “Directors Whose Terms Expire in 2012,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.

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

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The information concerning executive compensation will be set forth in the definitive Proxy Statement under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and, excepting the “Report of the Compensation Committee,” is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The equity compensation plan information will be set forth in the definitive Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference.

Security Ownership and Changes in Control

(a)  Security Ownership of Certain Beneficial Owners

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The information concerning security ownership of certain beneficial owners will be set forth in the definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

(b)  Security Ownership of Management

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The information concerning security ownership of management will be set forth in the definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

(c)  Changes in Control

None

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Related Person Transactions” and is incorporated herein by reference. The information regarding director independence is set forth in the definitive Proxy Statement under the heading “Director Independence” and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

The information required by this item is omitted pursuant to Instruction G of Form 10-K since the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the SEC not later than 120 days after September 30, 2010. The information concerning principal accountant fees and services will be set forth in the definitive Proxy Statement under the heading “Audit Fees” and is incorporated herein by reference.

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

(a)3.  Exhibits

Exhibit	Description of
Number	Exhibits

3(i)	Articles of Incorporation:
•	Restated Certificate of Incorporation of National Fuel Gas Company dated September 21, 1998 (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)
•	Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 3(ii), Form 8-K dated March 14, 2005 in File No. 1-3880)
3(ii)	By-Laws:
•	National Fuel Gas Company By-Laws as amended June 11, 2008 (Exhibit 3.1, Form 8-K dated June 16, 2008 in File No. 1-3880)
4	Instruments Defining the Rights of Security Holders, Including Indentures:
•	Indenture, dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)
•	Third Supplemental Indenture, dated as of December 1, 1982, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(4) in File No. 33-49401)
•	Eleventh Supplemental Indenture, dated as of May 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(b), Form 8-K dated February 14, 1992 in File No. 1-3880)
•	Twelfth Supplemental Indenture, dated as of June 1, 1992, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(c), Form 8-K dated June 18, 1992 in File No. 1-3880)
•	Thirteenth Supplemental Indenture, dated as of March 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4(a)(14) in File No. 33-49401)
•	Fourteenth Supplemental Indenture, dated as of July 1, 1993, to Indenture dated as of October 15, 1974, between the Company and The Bank of New York (formerly Irving Trust Company) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1993 in File No. 1-3880)
•	Indenture dated as of October 1, 1999, between the Company and The Bank of New York (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)

Exhibit	Description of
Number	Exhibits

•	Officers Certificate Establishing Medium-Term Notes, dated October 14, 1999 (Exhibit 4.2, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)
•	Officers Certificate establishing 5.25% Notes due 2013, dated February 18, 2003 (Exhibit 4, Form 10-Q for the quarterly period ended March 31, 2003 in File No. 1-3880)
•	Officer’s Certificate establishing 6.50% Notes due 2018, dated April 11, 2008 (Exhibit 4.1, Form 10-Q for the quarterly period ended June 30, 2008 in File No. 1-3880)
•	Officer’s Certificate establishing 8.75% Notes due 2019, dated April 6, 2009 (Exhibit 4.4, Form 8-K dated April 6, 2009 in File No. 1-3880)
•	Amended and Restated Rights Agreement, dated as of December 4, 2008, between the Company and The Bank of New York, as rights agent (Exhibit 4.1, Form 8-K dated December 4, 2008 in File No. 1-3880)
10	Material Contracts:
10.1	Credit Agreement, dated as of August 18, 2010, among the Company, the Lenders Party Thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and PNC Bank, National Association, as Syndication Agent
•	Form of Indemnification Agreement, dated September 2006, between the Company and each Director (Exhibit 10.1, Form 8-K dated September 18, 2006 in File No. 1-3880)
•	Director Services Agreement, dated as of June 1, 2008, between the Company and Philip C. Ackerman (Exhibit 99, Form 8-K dated June 16, 2008 in File No. 1-3880)
•	Agreement to Extend Duration of Director Services Agreement, dated June 1, 2009, between the Company and Philip C. Ackerman (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2009 in File No. 1-3880)
•	Resolutions adopted by the National Fuel Gas Company Board of Directors on February 21, 2008 regarding director stock ownership guidelines (Exhibit 10.5, Form 10-Q for the quarterly period ended March 31, 2008 in File No. 1-3880)
Management Contracts and Compensatory Plans and Arrangements:
•	Form of Amended and Restated Employment Continuation and Noncompetition Agreement among the Company, a subsidiary of the Company and each of Karen M. Camiolo, Carl M. Carlotti, Anna Marie Cellino, Paula M. Ciprich, Donna L. DeCarolis, John R. Pustulka, James D. Ramsdell, David F. Smith and Ronald J. Tanski (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2008 in File No. 1-3880)
•	Form of Amended and Restated Employment Continuation and Noncompetition Agreement among the Company, Seneca Resources Corporation and Matthew D. Cabell (Exhibit 10.2, Form 10-K for the fiscal year ended September 30, 2008 in File No. 1-3880)
•	Letter Agreement between the Company and Matthew D. Cabell, dated November 17, 2006 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2006 in File No. 1-3880)
•	Description of September 17, 2009 restricted stock award (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2009 in File No. 1-3880)
•	Description of post-employment medical and prescription drug benefits (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2009 in File No. 1-3880)
•	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of July 23, 2007 (Exhibit 10.4, Form 10-Q for the quarterly period ended March 31, 2008 in File No. 1-3880)
•	Form of Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.1, Form 8-K dated March 28, 2005 in File No. 1-3880)
•	Form of Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.1, Form 8-K dated May 16, 2006 in File No. 1-3880)
•	Form of Restricted Stock Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2006 in File No. 1-3880)
•	Form of Stock Option Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2006 in File No. 1-3880)

Exhibit	Description of
Number	Exhibits

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2008 in File No. 1-3880)
•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2008 in File No. 1-3880)
•	Administrative Rules with Respect to At Risk Awards under the 1997 Award and Option Plan amended and restated as of September 8, 2005 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 2005 in File No. 1-3880)
•	National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 8-K dated March 17, 2010 in File No. 1-3880)
•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2010 in File No. 1-3880)
•	Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program (Exhibit 10.3, Form 10-K for the fiscal year ended September 30, 2008 in File No. 1-3880)
•	Description of performance goals for certain executive officers under the Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2008 in File No. 1-3880)
•	Description of performance goals under the Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program and the National Fuel Gas Company Executive Annual Cash Incentive Program (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2009 in File No. 1-3880)
•	National Fuel Gas Company Executive Annual Cash Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2009 in File No. 1-3880)
•	Description of performance goals for an executive officer under the Company’s Executive Annual Cash Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2008 in File No. 1-3880)
•	Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective March 11, 2010 (Exhibit 10.2, Form 8-K dated March 17, 2010 in File No. 1-3880)
•	National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994 in File No. 1-3880)
•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)
•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)
•	National Fuel Gas Company Deferred Compensation Plan, as amended and restated through March 20, 1997 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)
•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated June 16, 1997 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)
•	Amendment No. 2 to the National Fuel Gas Company Deferred Compensation Plan, dated March 13, 1998 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)
•	Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated February 18, 1999 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1999 in File No. 1-3880)
•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated June 15, 2001 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 2001 in File No. 1-3880)
•	Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated October 21, 2005 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 2005 in File No. 1-3880)

Exhibit	Description of
Number	Exhibits

•	Form of Letter Regarding Deferred Compensation Plan and Internal Revenue Code Section 409A, dated July 12, 2005 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 2005 in File No. 1-3880)
•	National Fuel Gas Company Tophat Plan, effective March 20, 1997 (Exhibit 10, Form 10-Q for the quarterly period ended June 30, 1997 in File No. 1-3880)
•	Amendment No. 1 to National Fuel Gas Company Tophat Plan, dated April 6, 1998 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1998 in File No. 1-3880)
•	Amendment No. 2 to National Fuel Gas Company Tophat Plan, dated December 10, 1998 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 1998 in File No. 1-3880)
•	Form of Letter Regarding Tophat Plan and Internal Revenue Code Section 409A, dated July 12, 2005 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 2005 in File No. 1-3880)
•	National Fuel Gas Company Tophat Plan, Amended and Restated December 7, 2005 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2005 in File No. 1-3880)
•	National Fuel Gas Company Tophat Plan, as amended September 20, 2007 (Exhibit 10.3, Form 10-K for the fiscal year ended September 30, 2007 in File No. 1-3880)
•	Amended and Restated Split Dollar Insurance and Death Benefit Agreement, dated September 17, 1997 between the Company and Philip C. Ackerman (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)
•	Amendment Number 1 to Amended and Restated Split Dollar Insurance and Death Benefit Agreement by and between the Company and Philip C. Ackerman, dated March 23, 1999 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)
•	Split Dollar Insurance and Death Benefit Agreement, dated September 15, 1997, between the Company and David F. Smith (Exhibit 10.13, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)
•	Amendment Number 1 to Split Dollar Insurance and Death Benefit Agreement by and between the Company and David F. Smith, dated March 29, 1999 (Exhibit 10.14, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)
•	Life Insurance Premium Agreement, dated September 17, 2009, between the Company and David F. Smith (Exhibit 10.1, Form 8-K dated September 23, 2009 in File No. 1-3880)
•	National Fuel Gas Company Parameters for Executive Life Insurance Plan (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2004 in File No. 1-3880)
•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan as amended and restated through November 1, 1995 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1995 in File No. 1-3880)
•	Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated September 18, 1997 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)
•	Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated December 10, 1998 (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 1998 in File No. 1-3880)
•	Amendments to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, effective September 16, 1999 (Exhibit 10.15, Form 10-K for fiscal year ended September 30, 1999 in File No. 1-3880)
•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, effective September 5, 2001 (Exhibit 10.4, Form 10-K/A for fiscal year ended September 30, 2001, in File No. 1-3880)
•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of January 1, 2007 (Exhibit 10.5, Form 10-Q for the quarterly period ended December 31, 2006 in File No. 1-3880)

Exhibit	Description of
Number	Exhibits

•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 20, 2007 (Exhibit 10.4, Form 10-K for the fiscal year ended September 30, 2007 in File No. 1-3880)
•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 24, 2008 (Exhibit 10.5, Form 10-K for the fiscal year ended September 30, 2008 in File No. 1-3880)
•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated June 1, 2010 (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2010 in File No. 1-3880)
•	National Fuel Gas Company and Participating Subsidiaries 1996 Executive Retirement Plan Trust Agreement (II), dated May 10, 1996 (Exhibit 10.13, Form 10-K for fiscal year ended September 30, 1996 in File No. 1-3880)
•	National Fuel Gas Company Participating Subsidiaries Executive Retirement Plan 2003 Trust Agreement(I), dated September 1, 2003 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2004 in File No. 1-3880)
•	National Fuel Gas Company Performance Incentive Program (Exhibit 10.1, Form 8-K dated June 3, 2005 in File No. 1-3880)
•	Description of long-term performance incentives for the period October 1, 2007 to September 30, 2010 under the National Fuel Gas Company Performance Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2008 in File No. 1-3880)
•	Description of long-term performance incentives for the period October 1, 2008 to September 30, 2011 under the National Fuel Gas Company Performance Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2008 in File No. 1-3880)
•	Description of long-term performance incentives for the period October 1, 2009 to September 30, 2012 under the National Fuel Gas Company Performance Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2009 in File No. 1-3880)
•	Excerpts of Minutes from the National Fuel Gas Company Board of Directors Meeting of March 20, 1997 regarding the Retainer Policy for Non-Employee Directors (Exhibit 10.11, Form 10-K for fiscal year ended September 30, 1997 in File No. 1-3880)
•	National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2009 in File No. 1-3880)
•	Amended and Restated Retirement Benefit Agreement for David F. Smith, dated September 20, 2007, among the Company, National Fuel Gas Supply Corporation and David F. Smith (Exhibit 10.5, Form 10-K for the fiscal year ended September 30, 2007 in File No. 1-3880)
•	Description of assignment of interests in certain life insurance policies (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2006 in File No. 1-3880)
•	Description of agreement between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 2006 in File No. 1-3880)
•	Agreement, dated September 24, 2006, between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2006 in File No. 1-3880)
12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the fiscal years ended September 30, 2006 through 2010
21	Subsidiaries of the Registrant
23	Consents of Experts:
23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation
23.2	Consent of Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit	Description of
Number	Exhibits

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32••	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Additional Exhibits:
99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation
99.2	Company Maps
101	Interactive data files pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at September 30, 2010 and September 30, 2009, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008, (iv) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements.
•	Incorporated herein by reference as indicated.
All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.
••	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibit 32 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Fuel Gas Company
(Registrant)

By	/s/ D. F. Smith
D. F. Smith
Chairman of the Board and Chief Executive Officer

Date: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith D. F. Smith	Chairman of the Board, Chief Executive Officer and Director	Date: November 24, 2010

/s/ P. C. Ackerman P. C. Ackerman	Director	Date: November 24, 2010

/s/ R. T. Brady R. T. Brady	Director	Date: November 24, 2010

/s/ R. D. Cash R. D. Cash	Director	Date: November 24, 2010

/s/ S. E. Ewing S. E. Ewing	Director	Date: November 24, 2010

/s/ R. E. Kidder R. E. Kidder	Director	Date: November 24, 2010

/s/ C. G. Matthews C. G. Matthews	Director	Date: November 24, 2010

/s/ G. L. Mazanec G. L. Mazanec	Director	Date: November 24, 2010

/s/ R. G. Reiten R. G. Reiten	Director	Date: November 24, 2010

Signature	Title

/s/ F. V. Salerno F. V. Salerno	Director	Date: November 24, 2010

/s/ D. P. Bauer D. P. Bauer	Treasurer and Principal Financial Officer	Date: November 24, 2010

/s/ K. M. Camiolo K. M. Camiolo	Controller and Principal Accounting Officer	Date: November 24, 2010