Form 10-Q
period 2011-03-31
NATIONAL FUEL GAS CO
filed 2011-05-06
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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
     Common stock, $1 par value, outstanding at April 30, 2011: 82,690,940 shares.

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

GLOSSARY OF TERMS (Concl.)

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

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
a. Consolidated Statements of Income and Earnings Reinvested in the Business — Three and Six Months Ended March 31, 2011 and 2010	6 - 7
b. Consolidated Balance Sheets — March 31, 2011 and September 30, 2010	8 - 9
c. Consolidated Statements of Cash Flows — Six Months Ended March 31, 2011 and 2010	10
d. Consolidated Statements of Comprehensive Income — Three and Six Months Ended March 31, 2011 and 2010	11
e. Notes to Condensed Consolidated Financial Statements	12 - 30
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 - 54
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	54 - 55
Part II. Other Information
Item 1. Legal Proceedings	55
Item 1 A. Risk Factors	55 - 56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56 - 57
Item 3. Defaults Upon Senior Securities	•
Item 5. Other Information	•
Item 6. Exhibits	57 - 58
Signatures	59
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
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2011	2010
INCOME
Operating Revenues	$660,881	$667,980

Operating Expenses
Purchased Gas	306,595	332,923
Operation and Maintenance	116,721	116,261
Property, Franchise and Other Taxes	23,798	20,440
Depreciation, Depletion and Amortization	60,011	46,725

	507,125	516,349

Operating Income	153,756	151,631
Other Income (Expense):
Income from Unconsolidated Subsidiaries	479	672
Gain on Sale of Unconsolidated Subsidiaries	50,879	—
Interest Income	68	326
Other Income	1,945	1,266
Interest Expense on Long-Term Debt	(17,926)	(22,061)
Other Interest Expense	(1,454)	(2,002)

Income from Continuing Operations Before Income Taxes	187,747	129,832
Income Tax Expense	72,136	49,958

Income from Continuing Operations	115,611	79,874

Income from Discontinued Operations, Net of Tax	—	554

Net Income Available for Common Stock	115,611	80,428

EARNINGS REINVESTED IN THE BUSINESS
Balance at January 1	1,093,398	985,663

	1,209,009	1,066,091
Dividends on Common Stock (2011 - $0.345 per share; 2010 - $0.335 per share)	(28,478)	(27,222)

Balance at March 31	$1,180,531	$1,038,869

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$1.40	$0.98
Income from Discontinued Operations	—	0.01

Net Income Available for Common Stock	$1.40	$0.99

Diluted:
Income from Continuing Operations	$1.38	$0.96
Income from Discontinued Operations	—	0.01

Net Income Available for Common Stock	$1.38	$0.97

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,400,851	81,175,261

Used in Diluted Calculation	83,673,977	82,569,323

See Notes to Condensed Consolidated Financial Statements

Item 1.	Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Six Months Ended
	March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2011	2010
INCOME
Operating Revenues	$1,111,829	$1,122,115

Operating Expenses
Purchased Gas	469,633	504,213
Operation and Maintenance	214,171	210,031
Property, Franchise and Other Taxes	43,534	39,090
Depreciation, Depletion and Amortization	113,324	91,513

	840,662	844,847

Operating Income	271,167	277,268
Other Income (Expense):
Income (Loss) from Unconsolidated Subsidiaries	(621)	1,073
Gain on Sale of Unconsolidated Subsidiaries	50,879	—
Interest Income	951	1,480
Other Income	2,938	1,622
Interest Expense on Long-Term Debt	(38,118)	(44,124)
Other Interest Expense	(2,855)	(3,379)

Income from Continuing Operations Before Income Taxes	284,341	233,940
Income Tax Expense	110,187	89,841

Income from Continuing Operations	174,154	144,099

Income from Discontinued Operations, Net of Tax	—	828

Net Income Available for Common Stock	174,154	144,927

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	1,063,262	948,293

	1,237,416	1,093,220
Dividends on Common Stock (2011 - $0.69 per share; 2010 - $0.67 per share)	(56,885)	(54,351)

Balance at March 31	$1,180,531	$1,038,869

Earnings Per Common Share:
Basic:
Income from Continuing Operations	$2.12	$1.78
Income from Discontinued Operations	—	0.01

Net Income Available for Common Stock	$2.12	$1.79

Diluted:
Income from Continuing Operations	$2.08	$1.75
Income from Discontinued Operations	—	0.01

Net Income Available for Common Stock	$2.08	$1.76

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,311,162	80,866,311

Used in Diluted Calculation	83,561,775	82,347,254

See Notes to Condensed Consolidated Financial Statements

Item 1.	Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
(Thousands of Dollars)	2011	2010
ASSETS
Property, Plant and Equipment	$6,019,453	$5,637,498
Less — Accumulated Depreciation, Depletion and Amortization	2,285,313	2,187,269

	3,734,140	3,450,229

Current Assets
Cash and Temporary Cash Investments	144,767	397,171
Hedging Collateral Deposits	61,826	11,134
Receivables — Net of Allowance for Uncollectible Accounts of $44,132 and $30,961, Respectively	227,898	132,136
Unbilled Utility Revenue	48,551	20,920
Gas Stored Underground	11,927	48,584
Materials and Supplies — at average cost	31,707	24,987
Other Current Assets	58,522	115,969
Deferred Income Taxes	34,917	24,476

	620,115	775,377

Other Assets
Recoverable Future Taxes	152,017	149,712
Unamortized Debt Expense	11,547	12,550
Other Regulatory Assets	529,420	542,801
Deferred Charges	5,960	9,646
Other Investments	83,744	77,839
Investments in Unconsolidated Subsidiaries	1,443	14,828
Goodwill	5,476	5,476
Fair Value of Derivative Financial Instruments	37,708	65,184
Other	1,747	1,983

	829,062	880,019

Total Assets	$5,183,317	$5,105,625

See Notes to Condensed Consolidated Financial Statements

Item 1.	Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
(Thousands of Dollars)	2011	2010
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value Authorized - 200,000,000 Shares; Issued And Outstanding — 82,544,193 Shares and 82,075,470 Shares, Respectively	$82,544	$82,075
Paid in Capital	645,961	645,619
Earnings Reinvested in the Business	1,180,531	1,063,262

Total Common Shareholder Equity Before Items of Other Comprehensive Loss	1,909,036	1,790,956
Accumulated Other Comprehensive Loss	(92,521)	(44,985)

Total Comprehensive Shareholders’ Equity	1,816,515	1,745,971
Long-Term Debt, Net of Current Portion	899,000	1,049,000

Total Capitalization	2,715,515	2,794,971

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	150,000	200,000
Accounts Payable	122,911	89,677
Amounts Payable to Customers	25,475	38,109
Dividends Payable	28,478	28,316
Interest Payable on Long-Term Debt	25,512	30,512
Customer Advances	2,700	27,638
Customer Security Deposits	18,064	18,320
Other Accruals and Current Liabilities	160,363	71,592
Fair Value of Derivative Financial Instruments	70,115	20,160

	603,618	524,324

Deferred Credits
Deferred Income Taxes	886,824	800,758
Taxes Refundable to Customers	69,592	69,585
Unamortized Investment Tax Credit	2,937	3,288
Cost of Removal Regulatory Liability	131,958	124,032
Other Regulatory Liabilities	88,825	89,334
Pension and Other Post-Retirement Liabilities	434,488	446,082
Asset Retirement Obligations	102,094	101,618
Other Deferred Credits	147,466	151,633

	1,864,184	1,786,330

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$5,183,317	$5,105,625

See Notes to Condensed Consolidated Financial Statements

Item 1.	Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
(Thousands of Dollars)	2011	2010
OPERATING ACTIVITIES
Net Income Available for Common Stock	$174,154	$144,927
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Unconsolidated Subsidiaries	(50,879)	—
Depreciation, Depletion and Amortization	113,324	91,846
Deferred Income Taxes	106,510	41,795
(Income) Loss from Unconsolidated Subsidiaries, Net of Cash Distributions	4,899	1,228
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	(13,437)
Other	804	6,271
Change in:
Hedging Collateral Deposits	(50,692)	(12,809)
Receivables and Unbilled Utility Revenue	(123,393)	(101,881)
Gas Stored Underground and Materials and Supplies	30,144	37,932
Prepayments and Other Current Assets	57,447	31,318
Accounts Payable	33,234	12,178
Amounts Payable to Customers	(12,634)	(41,442)
Customer Advances	(24,938)	(21,840)
Customer Security Deposits	(256)	1,996
Other Accruals and Current Liabilities	93,473	90,499
Other Assets	15,710	11,285
Other Liabilities	(23,685)	(535)

Net Cash Provided by Operating Activities	343,222	279,331

INVESTING ACTIVITIES
Capital Expenditures	(392,338)	(230,530)
Net Proceeds from Sale of Unconsolidated Subsidiaries	59,365	—
Other	(3,097)	(115)

Net Cash Used in Investing Activities	(336,070)	(230,645)

FINANCING ACTIVITIES
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	13,437
Reduction of Long-Term Debt	(200,000)	—
Dividends Paid on Common Stock	(56,723)	(54,096)
Net Proceeds from Issuance (Repurchase) of Common Stock	(2,833)	10,724

Net Cash Used in Financing Activities	(259,556)	(29,935)

Net Increase (Decrease) in Cash and Temporary Cash Investments	(252,404)	18,751

Cash and Temporary Cash Investments at October 1	397,171	410,053

Cash and Temporary Cash Investments at March 31	$144,767	$428,804

See Notes to Condensed Consolidated Financial Statements

Item 1.	Financial Statements (Cont.)
National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars)	2011	2010
Net Income Available for Common Stock	$115,611	$80,428

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	—	47
Unrealized Gain on Securities Available for Sale Arising During the Period	897	1,158
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(40,844)	27,633
Reclassification Adjustment for Realized Gains on Derivative Financial Instruments in Net Income	(7,212)	(5,590)

Other Comprehensive Income (Loss), Before Tax	(47,159)	23,248

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	337	438
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(16,778)	11,310
Reclassification Adjustment for Income Tax Expense on Realized Gains from Derivative Financial Instruments In Net Income	(2,847)	(2,300)

Income Taxes — Net	(19,288)	9,448

Other Comprehensive Income (Loss)	(27,871)	13,800

Comprehensive Income	$87,740	$94,228

	Six Months Ended
	March 31,
(Thousands of Dollars)	2011	2010
Net Income Available for Common Stock	$174,154	$144,927

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	17	64
Reclassification Adjustment for Realized Foreign Currency Transaction Loss in Net Income	34	—
Unrealized Gain on Securities Available for Sale Arising During the Period	3,438	445
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(67,980)	22,780
Reclassification Adjustment for Realized Gains on Derivative Financial Instruments in Net Income	(16,265)	(17,643)

Other Comprehensive Income (Loss), Before Tax	(80,756)	5,646

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	1,298	167
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(27,946)	9,247
Reclassification Adjustment for Income Tax Expense on Realized Gains from Derivative Financial Instruments In Net Income	(6,572)	(7,262)

Income Taxes — Net	(33,220)	2,152

Other Comprehensive Income (Loss)	(47,536)	3,494

Comprehensive Income	$126,618	$148,421

See Notes to Condensed Consolidated Financial Statements

Item 1.	Financial Statements (Cont.)
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
Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation. This includes the reclassification of accrued capital expenditures of $55.5 million from Accounts Payable to Other Accruals and Current Liabilities on the Consolidated Balance Sheet at September 30, 2010. This reclassification did not impact the Consolidated Statement of Income or the Consolidated Statement of Cash Flows for any of the periods presented.
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
     The earnings for the six months ended March 31, 2011 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2011. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 8 — Business Segment Information.
Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.
     At March 31, 2011, the Company accrued $43.9 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. The Company also accrued $2.0 million of capital expenditures in the Pipeline and Storage segment at March 31, 2011. These amounts were excluded from the Consolidated Statement of Cash Flows at March 31, 2011 since they represent non-cash investing activities at that date. Accrued capital expenditures at March 31, 2011 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet.
     At September 30, 2010, the Company accrued $55.5 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2010 since it represented a non-cash investing activity at that date. These capital expenditures were paid during the quarter ended December 31, 2010 and have been included in the Consolidated Statement of Cash Flows for the six months ended March 31, 2011. Accrued capital expenditures at September 30, 2010 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet.

Item 1.	Financial Statements (Cont.)
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
Hedging Collateral Deposits. This is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions. At March 31, 2011, the Company had hedging collateral deposits of $6.9 million related to its exchange-traded futures contracts and $54.9 million related to its over-the-counter crude oil swap agreements. At September 30, 2010, the Company had hedging collateral deposits of $10.1 million related to its exchange-traded futures contracts and $1.0 million related to its over-the-counter crude oil swap agreements. In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.
Gas Stored Underground — Current. In the Utility segment, gas stored underground — current is carried at lower of cost or market, on a LIFO method. Gas stored underground — current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $88.6 million at March 31, 2011, is reduced to zero by September 30 of each year as the inventory is replenished.
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
     Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. Such costs amounted to $180.8 million and $151.2 million at March 31, 2011 and September 30, 2010, respectively. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.
     Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. In accordance with the SEC final rule on Modernization of Oil and Gas Reporting, the natural gas and oil prices used to calculate the full cost ceiling (as of March 31, 2011) are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If

Item 1.	Financial Statements (Cont.)
capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. At March 31, 2011, the Company’s capitalized costs were below the full cost ceiling for the Company’s oil and gas properties. As a result, an impairment charge was not required at March 31, 2011.
Accumulated Other Comprehensive Loss. The components of Accumulated Other Comprehensive Loss, net of related tax effect, are as follows (in thousands):

	At March 31, 2011	At September 30, 2010
Funded Status of the Pension and Other Post-Retirement Benefit Plans	$(79,465)	$(79,465)
Cumulative Foreign Currency Translation Adjustment	—	(51)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	(16,851)	32,876
Net Unrealized Gain on Securities Available for Sale	3,795	1,655

Accumulated Other Comprehensive Loss	$(92,521)	$(44,985)

Other Current Assets. The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2011	At September 30, 2010
Prepayments	$6,779	$13,884
Prepaid Property and Other Taxes	20,507	12,413
Federal Income Taxes Receivable	16,399	56,334
State Income Taxes Receivable	9,290	18,007
Fair Values of Firm Commitments	5,547	15,331

	$58,522	$115,969

Earnings Per Common Share. Basic earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options, SARs and restricted stock units. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs and restricted stock units that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 10,959 and 140 SARs excluded as being antidilutive for the quarter and six months ended March 31, 2011, respectively. For both the quarters and six months ended March 31, 2011 and March 31, 2010, there were no stock options or restricted stock units excluded as being antidilutive. There were 145,450 and 84,058 SARs excluded as being antidilutive for the quarter and six months ended March 31, 2010, respectively.
Stock-Based Compensation. During the six months ended March 31, 2011, the Company granted 180,000 non-performance based SARs having a weighted average exercise price of $63.87 per share. The weighted average grant date fair value of these SARs was $15.33 per share. These SARs may be settled in cash, in shares of common stock of the Company, or in a combination of cash and shares of common stock of the Company, as determined by the Company. These SARs are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for those SARs is the same as the accounting for stock options. There were no SARs granted during the quarter ended March 31, 2011. The non-performance based SARs granted during the six months ended March 31, 2011 vest and become

Item 1.	Financial Statements (Cont.)
exercisable annually in one-third increments. The weighted average grant date fair value of these non-performance based SARs granted during the six months ended March 31, 2011 was estimated on the date of grant using the same accounting treatment that is applied for stock options.
     There were no stock options granted during the quarter or six months ended March 31, 2011. The Company did not recognize a tax benefit related to the exercise of stock options for the calendar year ended December 31, 2010 due to tax loss carryforwards. The Company expects to recognize a tax benefit of $18.1 million in Paid in Capital related to calendar 2010 stock option exercises in future years as the tax loss carryforward is utilized.
     The Company granted 47,250 restricted share awards (non-vested stock as defined by the current accounting literature) during the six months ended March 31, 2011. The weighted average fair value of such restricted shares was $63.98 per share. In addition, the Company granted 28,900 restricted stock units during the six months ended March 31, 2011. The weighted average fair value of such restricted stock units was $58.23 per share. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for these restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award. There were no restricted share awards or restricted stock units granted during the quarter ended March 31, 2011.
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
     The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2011 and September 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Item 1.	Financial Statements (Cont.)

Recurring Fair Value Measures	At fair value as of March 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents — Money Market Mutual Funds	$115,924	$—	$—	$115,924
Derivative Financial Instruments:
Over the Counter Swaps — Oil	—	(777)	—	(777)
Over the Counter Swaps — Gas	—	38,485	—	38,485
Other Investments:
Balanced Equity Mutual Fund	21,786	—	—	21,786
Common Stock — Financial Services Industry	6,991	—	—	6,991
Other Common Stock	247	—	—	247
Hedging Collateral Deposits	61,826	—	—	61,826

Total	$206,774	$37,708	$—	$244,482

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$2,846	$—	$—	$2,846
Over the Counter Swaps — Oil	—	—	71,913	71,913
Over the Counter Swaps — Gas	—	(4,644)	—	(4,644)

Total	$2,846	$(4,644)	$71,913	$70,115

Total Net Assets/(Liabilities)	$203,928	$42,352	$(71,913)	$174,367

Recurring Fair Value Measures	At fair value as of September 30, 2010
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents — Money Market Mutual Funds	$277,423	$—	$—	$277,423
Derivative Financial Instruments:
Over the Counter Swaps — Gas	—	67,387	—	67,387
Over the Counter Swaps — Oil	—	—	(2,203)	(2,203)
Other Investments:
Balanced Equity Mutual Fund	17,256	—	—	17,256
Common Stock — Financial Services Industry	4,991	—	—	4,991
Other Common Stock	241	—	—	241
Hedging Collateral Deposits	11,134	—	—	11,134

Total	$311,045	$67,387	$(2,203)	$376,229

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$5,840	$—	$—	$5,840
Over the Counter Swaps — Oil	—	—	14,280	14,280
Over the Counter Swaps — Gas	—	40	—	40

Total	$5,840	$40	$14,280	$20,160

Total Net Assets/(Liabilities)	$305,205	$67,347	$(16,483)	$356,069

Derivative Financial Instruments
     At March 31, 2011 and September 30, 2010, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX futures contracts used in the Company’s Energy Marketing and Pipeline and Storage segments. Hedging collateral deposits of $6.9 million (at March 31, 2011) and $10.1 million (at September 30, 2010), which are associated with these futures contracts have been reported in Level 1 as

Item 1.	Financial Statements (Cont.)
well. The derivative financial instruments reported in Level 2 at March 31, 2011 consist of crude oil and natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments. At September 30, 2010, the derivative financial instruments reported in Level 2 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments. The fair value of these price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of the majority of the Company’s Exploration and Production segment’s crude oil price swap agreements at March 31, 2011 and all of its crude oil price swap agreements at September 30, 2010. Hedging collateral deposits of $54.9 million and $1.0 million associated with these crude oil price swap agreements have been reported in Level 1 at March 31, 2011 and September 30, 2010, respectively. The fair value of the crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume). Based on an assessment of the counterparties’ credit risk, the fair market value of the price swap agreements reported as Level 2 assets have been reduced by $0.2 million and $1.0 million at March 31, 2011 and September 30, 2010, respectively. Based on an assessment of the Company’s credit risk, the fair market value of the price swap agreements reported as Level 2 and Level 3 liabilities have been reduced by less than $0.1 million and $0.3 million at March 31, 2011 and September 30, 2010, respectively. These credit reserves were determined by applying default probabilities to the anticipated cash flows that the Company is either expecting from its counterparties or expecting to pay to its counterparties.
     The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the quarters and six months ended March 31, 2011 and 2010, respectively. For the quarters and six months ended March 31, 2011 and March 31, 2010, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the periods presented in the tables below. All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below.
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
				Gains/Losses
				Unrealized and
		Gains/Losses		Included in
		Realized and		Other	Transfer
	January 1,	Included in		Comprehensive	In/Out of	March 31,
(Thousands of Dollars)	2011	Earnings		Income (Loss)	Level 3	2011

Derivative Financial Instruments(2)	$(37,407)	$(13,189	)(1)	$(21,317)	$—	$(71,913)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2011.

(2)	Derivative Financial Instruments are shown on a net basis.
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
				Gains/Losses
				Unrealized and
		Gains/Losses		Included in
		Realized and		Other	Transfer
	October 1,	Included in		Comprehensive	In/Out of	March 31,
(Thousands of Dollars)	2010	Earnings		Income (Loss)	Level 3	2011

Derivative Financial Instruments(2)	$(16,483)	$(15,992	)(1)	$(39,438)	$—	$(71,913)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2011.

(2)	Derivative Financial Instruments are shown on a net basis.

Item 1.	Financial Statements (Cont.)
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
				Gains/Losses
				Unrealized and
		Gains/Losses		Included in
		Realized and		Other	Transfer
	January 1,	Included in		Comprehensive	In/Out of	March 31,
(Thousands of Dollars)	2010	Earnings		Income (Loss)	Level 3	2010

Derivative Financial Instruments(2)	$(149)	$(1,662	)(1)	$(12,289)	$—	$(14,100)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2010.

(2)	Derivative Financial Instruments are shown on a net basis.
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
				Gains/Losses
				Unrealized and
		Gains/Losses		Included in
		Realized and		Other	Transfer
	October 1,	Included in		Comprehensive	In/Out of	March 31,
(Thousands of Dollars)	2009	Earnings		Income (Loss)	Level 3	2010

Derivative Financial Instruments(2)	$26,969	$(4,797	)(1)	$(36,272)	$—	$(14,100)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2010.

(2)	Derivative Financial Instruments are shown on a net basis.
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

	March 31, 2011		September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt	$1,049,000	$1,190,130	$1,249,000	$1,423,349
Other Investments. Investments in life insurance are stated at their cash surrender values or net present value as discussed below. Investments in an equity mutual fund and the stock of an insurance company (marketable equity securities), as discussed below, are stated at fair value based on quoted market prices.
     Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $54.7 million at March 31, 2011 and $55.4 million at September 30, 2010. The fair value of the equity mutual fund was $21.8 million at March 31, 2011 and $17.3 million at September 30, 2010. The gross unrealized gain on this equity mutual fund was $1.4 million at March 31, 2011. The unrealized gain on the equity mutual fund at September 30, 2010 was negligible as the fair value was approximately equal to the cost basis. The fair value of the stock of an insurance company was $7.0 million at March 31, 2011 and $5.0 million at September 30, 2010. The gross unrealized gain on this stock was $4.6 million at March 31, 2011 and $2.6 million at September 30, 2010. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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
     The Company has presented its net derivative assets and liabilities on its Consolidated Balance Sheets at March 31, 2011 and September 30, 2010 as shown in the table below.

Fair Values of Derivative Instruments
(Dollar Amounts in Thousands)
Derivatives	Asset Derivatives		Liability Derivatives
Designated as	Consolidated		Consolidated
Hedging	Balance Sheet		Balance Sheet
Instruments	Location	Fair Value	Location	Fair Value
Commodity	Fair Value of		Fair Value of
Contracts — at	Derivative		Derivative
March 31,	Financial		Financial
2011	Instruments	$37,708	Instruments	$70,115

	Fair Value of		Fair Value of
Commodity	Derivative		Derivative
Contracts — at	Financial		Financial
September 30, 2010	Instruments	$65,184	Instruments	$20,160
     The following table discloses the fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Consolidated Balance Sheets at March 31, 2011 and September 30, 2010.

Derivatives	Fair Values of Derivative Instruments
Designated as	(Dollar Amounts in Thousands)
Hedging	Gross Asset Derivatives	Gross Liability Derivatives
Instruments	Fair Value	Fair Value
Commodity Contracts — at March 31, 2011	$47,243	$79,650
Commodity Contracts — at September 30, 2010	$77,837	$32,813
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

Item 1.	Financial Statements (Cont.)
     As of March 31, 2011, the Company’s Exploration and Production segment had the following commodity derivative contracts (swaps) outstanding to hedge forecasted sales (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings):

Commodity	Units
Natural Gas	55.6 Bcf (all short positions)
Crude Oil	3,138,000 Bbls (all short positions)
     As of March 31, 2011, the Company’s Energy Marketing segment had the following commodity derivative contracts (futures contracts and swaps) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings) and purchases (where the Company uses long positions (i.e. positions that pay-off in the event of commodity price increases) to mitigate the risk of increasing natural gas prices, which would lead to increased purchased gas expense and decreased earnings):

Commodity	Units
Natural Gas	6.2 Bcf (3.5 Bcf short positions (forecasted storage withdrawals) and 2.7 Bcf long positions (forecasted storage injections))
     As of March 31, 2011, the Company’s Pipeline and Storage segment has the following commodity derivative contracts (futures contracts) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings):

Commodity	Units
Natural Gas	1.2 Bcf (all short positions)
     As of March 31, 2011, the Company’s Exploration and Production segment had $30.2 million ($17.8 million after tax) of net hedging losses included in the accumulated other comprehensive income (loss) balance. It is expected that $14.4 million ($8.5 million after tax) of these losses will be reclassified into the Consolidated Statement of Income (Loss) within the next 12 months as the expected sales of the underlying commodities occur. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments (Net Unrealized Gain (Loss) on Derivative Financial Instruments in Note 1 includes the Exploration and Production, Energy Marketing and Pipeline and Storage segments).
     As of March 31, 2011, the Company’s Energy Marketing segment had $1.8 million ($1.1 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that the full amount will be reclassified into the Consolidated Statement of Income (Loss) within the next 12 months as the sales and purchases of the underlying commodities occur. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments (Net Unrealized Gain (Loss) on Derivative Financial Instruments in Note 1 includes the Exploration and Production, Energy Marketing and Pipeline and Storage segments).
     As of March 31, 2011, the Company’s Pipeline and Storage segment had $0.2 million ($0.1 million after tax) of net hedging losses included in the accumulated other comprehensive income (loss) balance. It is expected that the full amount will be reclassified into the Consolidated Statement of Income (Loss) within the next 12 months as the expected sales of the underlying commodities occur. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments (Net Unrealized Gain (Loss) on Derivative Financial Instruments in Note 1 includes the Exploration and Production, Energy Marketing and Pipeline and Storage segments).

Item 1.	Financial Statements (Cont.)
The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2011 and 2010 (Thousands of Dollars)

Location of
Derivative Gain
or (Loss)
Reclassified
	Amount of		from	Amount of Derivative
	Derivative Gain or		Accumulated	Gain or (Loss)		Location of
	(Loss) Recognized		Other	Reclassified from		Derivative Gain
	in Other		Comprehensive	Accumulated Other		or (Loss)	Derivative Gain or
	Comprehensive		Income (Loss)	Comprehensive		Recognized in the	(Loss) Recognized
	Income (Loss) on		on the	Income (Loss) on the		Consolidated	in the Consolidated
	the Consolidated		Consolidated	Consolidated Balance		Statement of	Statement of
	Statement of		Balance Sheet	Sheet into the		Income	Income (Ineffective
	Comprehensive		into the	Consolidated		(Ineffective	Portion and Amount
	Income (Loss)		Consolidated	Statement of Income		Portion and	Excluded from
Derivatives in	(Effective Portion)		Statement of	(Effective Portion) for		Amount	Effectiveness
Cash Flow	for the Three		Income	the Three Months		Excluded from	Testing) for the
Hedging	Months Ended		(Effective	Ended		Effectiveness	Three Months Ended
Relationships	March 31,		Portion)	March 31,		Testing)	March 31,
	2011	2010		2011	2010		2011	2010
Commodity Contracts — Exploration & Production segment	$(41,586)	$24,375	Operating Revenue	$1,956	$5,538	Operating Revenue	$—	$—
Commodity Contracts — Energy Marketing segment	$872	$2,278	Purchased Gas	$5,256	$(470)	Purchased Gas	$—	$—
Commodity Contracts — Pipeline & Storage segment	$(130)	$980	Operating Revenue	$—	$522	Operating Revenue	$—	$—

Total	$(40,844)	$27,633		$7,212	$5,590		$—	$—

Item 1.	Financial Statements (Cont.)
The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2011 and 2010 (Thousands of Dollars)

Location of
Derivative Gain
or (Loss)
Reclassified
			from			Location of
	Amount of		Accumulated	Amount of Derivative		Derivative Gain
	Derivative Gain or		Other	Gain or (Loss)		or (Loss)
	(Loss) Recognized		Comprehensive	Reclassified from		Recognized in	Derivative Gain or
	in Other		Income (Loss)	Accumulated Other		the	(Loss) Recognized
	Comprehensive		on the	Comprehensive		Consolidated	in the Consolidated
	Income (Loss) on		Consolidated	Income (Loss) on the		Statement of	Statement of
	the Consolidated		Balance Sheet	Consolidated Balance		Income	Income (Ineffective
	Statement of		into the	Sheet into the		(Ineffective	Portion and Amount
	Comprehensive		Consolidated	Consolidated		Portion and	Excluded from
Derivatives in	Income (Loss)		Statement of	Statement of Income		Amount	Effectiveness
Cash Flow	(Effective Portion)		Income	(Effective Portion) for		Excluded from	Testing) for the Six
Hedging	for the Six Months Ended		(Effective	the Six Months Ended		Effectiveness	Months Ended
Relationships	March 31,		Portion)	March 31,		Testing)	March 31,
	2011	2010		2011	2010		2011	2010
Commodity Contracts — Exploration & Production segment	$(68,368)	$16,465	Operating Revenue	$10,963	$17,578	Operating Revenue	$—	$—
Commodity Contracts — Energy Marketing segment	$603	$5,303	Purchased Gas	$5,302	$(447)	Purchased Gas	$—	$—
Commodity Contracts — Pipeline & Storage segment	$(215)	$1,012	Operating Revenue	$—	$512	Operating Revenue	$—	$—

Total	$(67,980)	$22,780		$16,265	$17,643		$—	$—

     Fair value hedges
     The Company’s Energy Marketing segment utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2011, the Company’s Energy Marketing segment had fair value hedges covering approximately 10.6 Bcf (7.9 Bcf of fixed price sales commitments (all long positions) and 2.7 Bcf of fixed price purchase commitments (all short positions)). For derivative instruments that are designated and qualify

Item 1.	Financial Statements (Cont.)
as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Consolidated
Statement of Income	Gain/(Loss) on Derivative	Gain/(Loss) on Commitment
Operating Revenues	$10,625,997	$(10,625,997)
Purchased Gas	$(1,470,609)	$1,470,609

		Amount of Derivative Gain or (Loss)
		Recognized in the Consolidated
Derivatives in	Location of Derivative Gain or (Loss)	Statement of Income for the Six
Fair Value Hedging	Recognized in the Consolidated	Months Ended March 31, 2011
Relationships	Statement of Income	(In Thousands)
Commodity Contracts — Energy Marketing segment (1)	Operating Revenues	$10,626
Commodity Contracts — Energy Marketing segment (2)	Purchased Gas	$(1,167)
Commodity Contracts — Energy Marketing segment (3)	Purchased Gas	$(304)

		$9,155

(1)	Represents hedging of fixed price sales commitments of natural gas.

(2)	Represents hedging of fixed price purchase commitments of natural gas.

(3)	Represents hedging of natural gas held in storage.
     The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with twelve counterparties of which nine are in a net gain position. The Company had derivative financial instruments that were in loss positions with the other three counterparties. On average, the Company had $4.1 million of credit exposure per counterparty in a gain position at March 31, 2011. The maximum credit exposure per counterparty in a gain position at March 31, 2011 was $7.9 million. The Company had not received any collateral from these counterparties at March 31, 2011 since the Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral.
     As of March 31, 2011, nine of the twelve counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the current liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits would be required. At March 31, 2011, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $21.9 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). At March 31, 2011, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $67.2 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). The liability with one counterparty was $54.8 million. For its over-the-counter crude oil swap agreements, which are in a liability position, the Company was required to post $54.9 million in hedging collateral deposits at March 31, 2011. This is discussed in Note 1 under Hedging Collateral Deposits.

Item 1.	Financial Statements (Cont.)
     For its exchange traded futures contracts, which are in a liability position, the Company had posted $6.9 million in hedging collateral as of March 31, 2011. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.
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
Note 4 — Income Taxes
     The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Six Months Ended
	March 31,
	2011	2010

Current Income Taxes
Federal	$—	$39,245
State	3,677	9,394

Deferred Income Taxes
Federal	87,598	33,447
State	18,912	8,348

	110,187	90,434
Deferred Investment Tax Credit	(348)	(348)

Total Income Taxes	$109,839	$90,086

Presented as Follows:
Other Income	$(348)	$(348)
Income Tax Expense — Continuing Operations	110,187	89,841
Income from Discontinued Operations	—	593

Total Income Taxes	$109,839	$90,086

     Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Six Months Ended
	March 31,
	2011	2010

U.S. Income Before Income Taxes	$283,993	$235,013

Income Tax Expense, Computed at Federal Statutory Rate of 35%	$99,398	$82,255

Increase (Reduction) in Taxes Resulting from:
State Income Taxes	14,683	11,532
Miscellaneous	(4,242)	(3,701)

Total Income Taxes	$109,839	$90,086

Item 1.	Financial Statements (Cont.)
     Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At March 31, 2011	At September 30, 2010

Deferred Tax Liabilities:
Property, Plant and Equipment	$966,524	$849,869
Pension and Other Post-Retirement Benefit Costs	179,360	177,853
Other	37,109	63,671

Total Deferred Tax Liabilities	1,182,993	1,091,393

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(225,461)	(223,588)
Tax Loss Carryforwards	(16,237)	(9,772)
Other	(89,388)	(81,751)

Total Deferred Tax Assets	(331,086)	(315,111)

Total Net Deferred Income Taxes	$851,907	$776,282

Presented as Follows:
Net Deferred Tax Liability/(Asset) — Current	$(34,917)	$(24,476)
Net Deferred Tax Liability — Non-Current	886,824	800,758

Total Net Deferred Income Taxes	$851,907	$776,282

     As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets at March 31, 2011 that arose directly from excess tax deductions related to stock-based compensation. A tax benefit of $18.1 million relating to the excess stock-based compensation deductions will be recorded in Paid in Capital in future years when such tax benefit is realized.
     Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $69.6 million at both March 31, 2011 and September 30, 2010. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $152.0 million and $149.7 million at March 31, 2011 and September 30, 2010, respectively.
     The Company files U.S. federal and various state income tax returns. The Internal Revenue Service (IRS) is currently conducting an examination of the Company for fiscal 2010 and 2011 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. While the federal statute of limitations remains open for fiscal 2007 and later years, IRS examinations for fiscal 2008 and prior years have been completed and the Company believes such years are effectively settled. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. During fiscal 2010, local IRS examiners proposed to disallow most of the accounting method change recorded by the Company in fiscal 2009. The Company has filed a protest with the IRS Appeals Office disputing the local IRS findings.
     The Company is also subject to various routine state income tax examinations. The Company’s operating subsidiaries mainly operate in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.

Item 1.	Financial Statements (Cont.)
Note 5 — Capitalization
Common Stock. During the six months ended March 31, 2011, the Company issued 786,929 original issue shares of common stock as a result of stock option and SARs exercises and 47,250 original issue shares for restricted stock awards (non-vested stock as defined by the current accounting literature for stock-based compensation). The Company also issued 7,200 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2011. Holders of stock options, SARs or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the six months ended March 31, 2011, 372,656 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
Current Portion of Long-Term Debt. Current Portion of Long-Term Debt at March 31, 2011 consists of $150 million of 6.70% medium-term notes that mature in November 2011. Current Portion of Long-Term Debt at September 30, 2010 consisted of $200 million of 7.50% notes that matured in November 2010.
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
     At March 31, 2011, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $17.1 million to $21.3 million. The minimum estimated liability of $17.1 million, which includes the $14.6 million discussed above, has been recorded on the Consolidated Balance Sheet at March 31, 2011. The Company expects to recover its environmental clean-up costs through rate recovery.
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
     The following is selected financial information of the discontinued operations for the sale of the Company’s landfill gas operations:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(Thousands)	2010	2010
Operating Revenues	$3,400	$6,277
Operating Expenses	2,445	4,845

Operating Income	955	1,432
Other Interest Expense	(4)	(11)

Income before Income Taxes	951	1,421
Income Tax Expense	397	593

Income from Discontinued Operations	$554	$828

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
Quarter Ended March 31, 2011 (Thousands)

			Exploration		Total		Corporate and
		Pipeline and	and		Reportable		Intersegment	Total
	Utility	Storage	Production	Energy Marketing	Segments	All Other	Eliminations	Consolidated
Revenue from External Customers	$361,745	$39,669	$137,430	$121,321	$660,165	$472	$244	$660,881

Intersegment Revenues	$6,635	$20,632	$—	$—	$27,267	$2,538	$(29,805)	$—

Segment Profit:
Net Income (Loss)	$33,081	$10,955	$33,299	$6,299	$83,634	$32,181	$(204)	$115,611

Item 1. Financial Statements (Cont.)
Six Months Ended March 31, 2011 (Thousands)

			Exploration		Total		Corporate and
		Pipeline and	and	Energy	Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$604,587	$73,182	$257,598	$174,973	$1,110,340	$1,021	$468	$1,111,829

Intersegment Revenues	$11,205	$40,514	$—	$—	$51,719	$4,216	$(55,935)	$—

Segment Profit:
Net Income (Loss)	$56,071	$19,533	$60,672	$7,231	$143,507	$31,606	$(959)	$174,154
Quarter Ended March 31, 2010 (Thousands)

			Exploration		Total		Corporate and
		Pipeline and	and	Energy	Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$348,593	$40,971	$109,158	$158,537	$657,259	$10,503	$218	$667,980

Intersegment Revenues	$6,149	$20,565	$—	$—	$26,714	$—	$(26,714)	$—

Segment Profit:
Income (Loss) from Continuing Operations	$33,273	$12,448	$27,383	$5,969	$79,073	$1,020	$(219)	$79,874
Six Months Ended March 31, 2010 (Thousands)

			Exploration		Total		Corporate and
		Pipeline and	and	Energy	Reportable		Intersegment	Total
	Utility	Storage	Production	Marketing	Segments	All Other	Eliminations	Consolidated

Revenue from External Customers	$580,997	$75,475	$215,511	$230,273	$1,102,256	$19,430	$429	$1,122,115

Intersegment Revenues	$10,662	$40,822	$—	$—	$51,484	$—	$(51,484)	$—

Segment Profit:
Income (Loss) from Continuing Operations	$56,286	$22,802	$57,163	$7,061	$143,312	$1,910	$(1,123)	$144,099
Note 9 — Investments in Unconsolidated Subsidiaries
     At March 31, 2011, the Company owns a 50% interest in ESNE. ESNE is an 80-megawatt, combined cycle, natural gas-fired turbine power plant in North East, Pennsylvania that is in the process of being dismantled. The Company expects to recover its investment in ESNE through the sale of ESNE’s major assets, such as the power turbines.
     During the quarter ended March 31, 2011, the Company sold its 50% equity method investments in Seneca Energy and Model City for $59.4 million, resulting in a gain of $50.9 million. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties.

Item 1. Financial Statements (Cont.)
     A summary of the Company’s investments in unconsolidated subsidiaries at March 31, 2011 and September 30, 2010 is as follows (in thousands):

	At March 31, 2011	At September 30, 2010
Seneca Energy	$—	$11,007
Model City	—	2,017
ESNE	1,443	1,804

	$1,443	$14,828

Note 10 — Retirement Plan and Other Post-Retirement Benefits
     Components of Net Periodic Benefit Cost (in thousands):
Three months ended March 31,

	Retirement Plan		Other Post-Retirement Benefits
	2011	2010	2011	2010
Service Cost	$3,693	$3,249	$1,069	$1,075
Interest Cost	10,669	11,077	5,471	6,254
Expected Return on Plan Assets	(14,776)	(14,585)	(7,291)	(6,584)
Amortization of Prior Service Cost	147	164	(427)	(427)
Amortization of Transition Amount	—	—	135	135
Amortization of Losses	8,718	5,410	5,948	6,470
Net Amortization and Deferral for
Regulatory Purposes (Including
Volumetric Adjustments) (1)	3,556	3,858	6,042	3,588

Net Periodic Benefit Cost	$12,007	$9,173	$10,947	$10,511

Six months ended March 31,

	Retirement Plan		Other Post-Retirement Benefits
	2011	2010	2011	2010
Service Cost	$7,386	$6,498	$2,138	$2,149
Interest Cost	21,338	22,154	10,942	12,508
Expected Return on Plan Assets	(29,552)	(29,170)	(14,582)	(13,167)
Amortization of Prior Service Cost	294	328	(854)	(854)
Amortization of Transition Amount	—	—	270	270
Amortization of Losses	17,437	10,820	11,896	12,941
Net Amortization and Deferral for
Regulatory Purposes (Including
Volumetric Adjustments) (1)	1,762	3,816	7,963	3,487

Net Periodic Benefit Cost	$18,665	$14,446	$17,773	$17,334

(1)	The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Item 1. Financial Statements (Concl.)
Employer Contributions. During the six months ended March 31, 2011, the Company contributed $32.4 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $16.0 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2011, the Company expects to contribute at a minimum in the range of $7.0 million to $15.0 million to the Retirement Plan. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2011 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2011, the Company expects to contribute in the range of $9.0 million to $14.0 million to its VEBA trusts and 401(h) accounts.
Note 11 — Subsequent Event
     In March 2011, the Company entered into a purchase and sale agreement to sell its off-shore oil and natural gas properties in the Gulf of Mexico effective as of January 1, 2011 for approximately $70 million and received a deposit of $7.0 million from the purchaser. The Company completed the sale in April 2011, receiving an additional $54.8 million. The difference between the total proceeds received of $61.8 million and the sale price of $70.0 million represents a purchase price adjustment for the operating cash flow that the Company recorded from January 1, 2011 to the closing date of the sale. Under the full cost method of accounting for oil and natural gas properties, the sale proceeds were accounted for as a reduction of capitalized costs in April 2011. Since the disposition did not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, the Company did not record any gain or loss from this sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
[Please note that this overview is a high-level summary
of items that are discussed in greater detail in subsequent sections of this report.]
     The Company is a diversified energy holding company that owns a number of subsidiary operating companies, and reports financial results in four reportable business segments. For the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, the Company experienced an increase in earnings of $35.2 million. For the six months ended March 31, 2011 compared to the six months ended March 31, 2010, the Company experienced an increase in earnings of $29.2 million. The earnings increase for both the quarter and six-month periods is primarily due to the recognition of a gain on the sale of unconsolidated subsidiaries of $50.9 million ($31.4 million after tax) during the current quarter in the All Other category. In February 2011, the Company sold its 50% equity method investments in Seneca Energy and Model City for $59.4 million. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. The sale is the result of the Company’s strategy to pursue the sale of smaller, non-core assets in order to focus on its core businesses, including the development of the Marcellus Shale and the expansion of its pipeline business throughout the Appalachian region.
     The Marcellus Shale is a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. Due to the depth at which this formation is found, drilling and completion costs, including the drilling and completion of horizontal wells with hydraulic fracturing, are very expensive. However, independent geological studies have indicated that this formation could yield natural gas reserves measured in the trillions of cubic feet. The Company controls approximately 745,000 net acres within the Marcellus Shale area of Pennsylvania, with a majority of the acreage held in fee, carrying no royalty and no lease expirations. The Company’s reserve base has grown substantially from development in the Marcellus Shale. Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 150 Bcf at September 30, 2009 to 331 Bcf at September 30, 2010. With this in mind, and with a natural desire to realize the value of these assets in a responsible and orderly fashion, the Company has spent significant amounts of capital in this region. For the six months ended March 31, 2011, the Company spent $295.7 million towards the development of the Marcellus Shale. This includes paying $24.1 million in November 2010 for the acquisition of additional oil and gas properties in the Covington Township area of Tioga County, Pennsylvania from EOG Resources, Inc. These properties are producing natural gas from the Marcellus Shale and are also prospective for additional Marcellus reserves. As a result of the transaction, it is anticipated that the Appalachian region of the Exploration and Production segment will add approximately 42 Bcf of proved natural gas reserves, thereby having an immediate positive impact on the Company’s production and proved reserves.
     As the Company has been accelerating its Marcellus Shale development, it has been decreasing its emphasis in the Gulf Coast region. In March 2011, the Company entered into a purchase and sale agreement to sell its off-shore oil and natural gas properties effective as of January 1, 2011 in the Gulf of Mexico for approximately $70 million and received a deposit of $7.0 million from the purchaser. The Company completed the sale in April 2011, receiving an additional $54.8 million. The difference between the total proceeds received of $61.8 million and the sale price of $70.0 million represents a purchase price adjustment for the operating cash flow that the Company recorded from January 1, 2011 to the closing date of the sale. Under the full cost method of accounting for oil and natural gas properties, the sale proceeds were accounted for as a reduction of capitalized costs in April 2011. Since the disposition did not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, the Company did not record any gain or loss from this sale.
     The Company has engaged Jefferies & Company to explore joint-venture opportunities across its Marcellus Shale acreage in its Exploration and Production segment. It is the Company’s goal to accelerate Marcellus Shale development faster than its current plans. By entering into a joint-venture agreement, the Company expects to enhance shareholder value by shifting a significant portion of the early drilling costs to a noncontrolling-interest partner while still allowing the Company to continue operating across most of its acreage. The Company’s position in the Marcellus Shale provides a competitive advantage for a potential joint-venture partner as a majority of the acreage is held in fee, carrying no royalty and no lease expirations,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
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
     From a capital resources perspective, the Company has been able to meet its capital expenditure needs for all of the above projects by using cash from operations and short-term borrowings. The Company had $144.8 million in Cash and Temporary Cash Investments at March 31, 2011, as shown on the Company’s Consolidated Balance Sheet. For the remainder of fiscal 2011, the Company expects that it will be able to use cash on hand, cash from operations, and cash from asset sales as its first means of financing capital expenditures, with short-term borrowings and long-term borrowings being its next sources of funding. It is not expected that long-term financing will be required to meet capital expenditure needs until the later part of fiscal 2011 or in fiscal 2012.
     The possibility of environmental risks associated with a well completion technology referred to as hydraulic fracturing continues to be debated. In Pennsylvania, where the Company is focusing its Marcellus Shale development efforts, the permitting and regulatory processes seem to strike a balance between the environmental concerns associated with hydraulic fracturing and the benefits of increased natural gas production. Hydraulic fracturing is a well stimulation technique that has been used for many years, and in the Company’s experience, one that the Company believes has little negative impact to the environment. Nonetheless, the potential for increased state or federal regulation of hydraulic fracturing could impact future costs of drilling in the Marcellus Shale and lead to operational delays or restrictions. There is also the risk that drilling could be prohibited on certain acreage that is prospective for the Marcellus Shale. For example, New York State currently has a moratorium in place that prevents hydraulic fracturing of new horizontal wells in the Marcellus Shale. However, due to the small amount of Marcellus Shale acreage owned by the Company in New York State, the moratorium is not expected to have a significant impact on the Company’s plans for Marcellus Shale development. Please refer to the Risk Factors section of the Form 10-K for the year ended September 30, 2010 as well as updates to that section in the Form 10-Q for the quarter ended December 31, 2010 for further discussion.
CRITICAL ACCOUNTING ESTIMATES
     For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2010 Form 10-K and Item 2 of the Company’s December 31, 2010 Form 10-Q. There have been no material changes to those disclosures other than as set forth below. The information presented below updates and should be read in conjunction with the critical accounting estimates in those documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Oil and Gas Exploration and Development Costs. The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties. In accordance with this methodology, the Company is required to perform a quarterly ceiling test. Under the ceiling test, the present value of future revenues from the Company’s oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling. At March 31, 2011, the ceiling exceeded the book value of the oil and gas properties by approximately $230 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2011, based on posted Midway-Sunset prices was $77.73 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2011, based on the quoted Henry Hub spot price for natural gas, was $4.10 per MMBtu. (Note — Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway-Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended March 31, 2011.) If natural gas average prices used in the ceiling test calculation at March 31, 2011 had been $1 per MMBtu lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $77 million. If crude oil average prices used in the ceiling test calculation at March 31, 2011 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $184 million. If both natural gas and crude oil average prices used in the ceiling test calculation at March 31, 2011 were lower by $1 per MMBtu and $5 per Bbl, respectively, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $31 million. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation. For a more complete discussion of the full cost method of accounting, refer to “Oil and Gas Exploration and Development Costs” under “Critical Accounting Estimates” in Item 7 of the Company’s 2010 Form 10-K.
RESULTS OF OPERATIONS
Earnings
     The Company’s earnings were $115.6 million for the quarter ended March 31, 2011 compared to earnings of $80.4 million for the quarter ended March 31, 2010. As previously discussed, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana in September 2010. Accordingly, all financial results for these operations, which are part of the All Other category, have been presented as discontinued operations. The Company’s earnings from continuing operations were $115.6 million for the quarter ended March 31, 2011 compared with $79.9 million for the quarter ended March 31, 2010. The increase in earnings from continuing operations of $35.7 million is primarily a result of higher earnings in the All Other category and the Exploration and Production segment. Lower earnings in the Pipeline and Storage segment slightly offset these increases. The Company’s earnings for the quarter ended March 31, 2011 include a $50.9 million ($31.4 million after tax) gain on the sale of unconsolidated subsidiaries as a result of the Company’s sale of its 50% equity method investments in Seneca Energy and Model City, as discussed above.
     The Company’s earnings were $174.2 million for the six months ended March 31, 2011 compared to earnings of $144.9 million for the six months ended March 31, 2010. The Company’s earnings from continuing operations were $174.2 million for the six months ended March 31, 2011 compared with $144.1 million for the six months ended March 31, 2010. The increase in earnings from continuing operations of $30.1 million is primarily the result of higher earnings in the All Other category and the Exploration and Production segment. Lower earnings in the Pipeline and Storage segment slightly offset these increases. The Company’s earnings for the six months ended March 31, 2011 include a $50.9 million ($31.4 million after tax) gain on the sale of unconsolidated subsidiaries, as discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.
Earnings (Loss) by Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Utility	$33,081	$33,273	$(192)	$56,071	$56,286	$(215)
Pipeline and Storage	10,955	12,448	(1,493)	19,533	22,802	(3,269)
Exploration and Production	33,299	27,383	5,916	60,672	57,163	3,509
Energy Marketing	6,299	5,969	330	7,231	7,061	170

Total Reportable Segments	83,634	79,073	4,561	143,507	143,312	195
All Other	32,181	1,020	31,161	31,606	1,910	29,696
Corporate	(204)	(219)	15	(959)	(1,123)	164

Total Earnings from Continuing Operations	115,611	79,874	35,737	174,154	144,099	30,055

Earnings from Discontinued Operations	—	554	(554)	—	828	(828)

Total Consolidated	$115,611	$80,428	$35,183	$174,154	$144,927	$29,227

Utility
Utility Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Retail Sales Revenues:
Residential	$263,596	$256,447	$7,149	$440,785	$433,043	$7,742
Commercial	38,813	38,311	502	61,359	62,717	(1,358)
Industrial	2,900	2,594	306	4,144	3,883	261

	305,309	297,352	7,957	506,288	499,643	6,645

Transportation	44,951	40,509	4,442	80,363	71,203	9,160
Off-System Sales	16,699	13,314	3,385	25,589	15,005	10,584
Other	1,421	3,567	(2,146)	3,552	5,808	(2,256)

	$368,380	$354,742	$13,638	$615,792	$591,659	$24,133

Utility Throughput

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(MMcf)	2011	2010	Increase	2011	2010	Increase
Retail Sales:
Residential	28,048	26,413	1,635	45,207	43,237	1,970
Commercial	4,372	4,256	116	6,842	6,746	96
Industrial	393	288	105	539	446	93

	32,813	30,957	1,856	52,588	50,429	2,159

Transportation	27,472	24,366	3,106	45,581	41,427	4,154
Off-System Sales	3,458	2,554	904	5,321	2,910	2,411

	63,743	57,877	5,866	103,490	94,766	8,724

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Degree Days

				Percent
Three Months Ended				Colder (Warmer) Than
March 31	Normal	2011	2010	Norm al(1)	Prior Year(1)
Buffalo	3,327	3,494	3,241	5.0	7.8
Erie	3,142	3,312	3,163	5.4	4.7

Six Months Ended March 31
Buffalo	5,587	5,826	5,487	4.3	6.2
Erie	5,223	5,472	5,211	4.8	5.0

(1)	Percents compare actual 2011 degree days to normal degree days and actual 2011 degree days to actual 2010 degree days.
2011 Compared with 2010
     Operating revenues for the Utility segment increased $13.6 million for the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010. This increase largely resulted from an $8.0 million increase in retail gas sales revenues, a $4.4 million increase in transportation revenues and a $3.4 million increase in off-system sales revenues. These increases were partially offset by a $2.1 million decrease in other operating revenues. The increase in retail gas sales revenues of $8.0 million was largely a function of higher volumes (1.9 Bcf) due to colder weather and higher customer usage per account. The phrase “usage per account” refers to the average gas consumption per customer account after factoring out any impact that weather may have had on consumption. The increase in volumes resulted in the recovery of a larger amount of gas costs, despite a decline in the Utility segment’s average cost of purchased gas. The Utility segment’s average cost of purchased gas, including the cost of transportation and storage, was $6.31 per Mcf for the three months ended March 31, 2011, a decrease of 17.1% from the average cost of $7.61 per Mcf for the three months ended March 31, 2010. Subject to certain timing variations, gas costs are recovered dollar for dollar in revenues. The increase in transportation revenues of $4.4 million was primarily due to a 3.1 Bcf increase in transportation throughput, largely the result of colder weather and the migration of customers from retail sales to transportation service. The increase in off-system sales revenues was largely due to an increase in off-system sales volume. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to margins. The $2.1 million decrease in other operating revenues was largely attributable to a regulatory adjustment to reduce a previous undercollection of pension and other post-retirement benefit costs.
     Operating revenues for the Utility segment increased $24.1 million for the six months ended March 31, 2011 as compared with the six months ended March 31, 2010. This increase largely resulted from a $6.6 million increase in retail gas sales revenues, a $9.2 million increase in transportation revenues and a $10.6 million increase in off-system sales revenues. These increases were partially offset by a $2.3 million decrease in other operating revenues. The increase in retail gas sales revenues of $6.6 million was largely a function of higher volumes (2.2 Bcf) due to colder weather and higher customer usage per account. The increase in volumes resulted in the recovery of a larger amount of gas costs, despite a decline in the Utility segment’s average cost of purchased gas. The Utility segment’s average cost of purchased gas, including the cost of transportation and storage, was $6.19 per Mcf for the six months ended March 31, 2011, a decrease of 15.9% from the average cost of $7.36 per Mcf for the six months ended March 31, 2010. Subject to certain timing variations, gas costs are recovered dollar for dollar in revenues. The increase in transportation revenues of $9.2 million was primarily due to a 4.2 Bcf increase in transportation throughput, largely the result of colder weather and the migration of customers from retail sales to transportation service. The increase in off-system sales revenues was largely due to an increase in off-system sales volume. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to margins. The $2.3 million decrease in other operating revenues was largely attributable to a regulatory adjustment to reduce a previous undercollection of pension and other post-retirement benefit costs.
     The Utility segment’s earnings for the quarter ended March 31, 2011 were $33.1 million, a decrease of $0.2 million when compared with earnings of $33.3 million for the quarter ended March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     In the New York jurisdiction, earnings decreased $1.3 million. The decrease in earnings was mainly due to the decrease in other operating revenues ($1.4 million), which was largely attributable to a regulatory adjustment to reduce a previous undercollection of pension and other post-retirement benefit costs.
     In the Pennsylvania jurisdiction, earnings increased $1.1 million. The earnings increase was largely attributable to higher usage per account ($1.0 million) and colder weather ($0.5 million).
     The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For the quarter ended March 31, 2011, the WNC reduced earnings by $0.7 million, as it was colder than normal. The WNC did not have a significant earnings impact during the quarter ended March 31, 2010.
     The Utility segment’s earnings for the six months ended March 31, 2011 were $56.1 million, a decrease of $0.2 million when compared with earnings of $56.3 million for the six months ended March 31, 2010.
     In the New York jurisdiction, earnings decreased $2.5 million. The decrease in earnings was mainly due to the decrease in other operating revenues ($1.4 million), which was largely attributable to a regulatory adjustment to reduce a previous undercollection of pension and other post-retirement benefit costs. In addition, the negative earnings impact associated with an increase in other taxes ($0.5 million), higher depreciation expense ($0.3 million), higher interest expense ($0.3 million) and higher income tax expense ($0.2 million) further reduced earnings.
     In the Pennsylvania jurisdiction, earnings increased $2.3 million. The earnings increase was largely attributable to higher usage per account ($1.5 million) and colder weather ($1.0 million). In addition, the positive earnings impact associated with lower interest expense on deferred gas costs ($0.6 million) further increased earnings. These increases were partially offset by the negative earnings impact associated with higher income tax expense of $0.4 million and higher operating expenses of $0.4 million. Operating expenses increased primarily because of higher pension costs.
     For the six months ended March 31, 2011, the WNC reduced earnings by $0.8 million, as it was colder than normal. The WNC did not have a significant earnings impact during the quarter ended March 31, 2010.
Pipeline and Storage
Pipeline and Storage Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Firm Transportation	$37,290	$38,294	$(1,004)	$72,240	$74,722	$(2,482)
Interruptible Transportation	415	535	(120)	730	840	(110)

	37,705	38,829	(1,124)	72,970	75,562	(2,592)

Firm Storage Service	16,859	16,763	96	33,461	33,386	75
Interruptible Storage Service	2	2	—	19	59	(40)
Other	5,735	5,942	(207)	7,246	7,290	(44)

	$60,301	$61,536	$(1,235)	$113,696	$116,297	$(2,601)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage Throughput

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(MMcf)	2011	2010	(Decrease)	2011	2010	(Decrease)
Firm Transportation	123,969	112,146	11,823	213,218	192,785	20,433
Interruptible Transportation	1,095	1,804	(709)	1,220	2,559	(1,339)

	125,064	113,950	11,114	214,438	195,344	19,094

2011 Compared with 2010
     Operating revenues for the Pipeline and Storage segment decreased $1.2 million in the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010. The decrease was primarily due to a decrease in transportation revenues of $1.1 million. This decrease was primarily the result of a reduction in the level of short-term contracts entered into by shippers quarter over quarter as shippers utilized lower priced pipeline transportation routes and a decrease in the gathering rate under Supply Corporation’s tariff. Shippers are seeking alternative lower priced gas supply (and in some cases, not renewing short-term transportation contracts) because of the relatively higher price of natural gas supplies available at the United States/Canadian border at the Niagara River near Buffalo, New York compared to the lower pricing for supplies available at Leidy, Pennsylvania. Empire’s proposed Tioga County Extension Project and Supply Corporation’s Northern Access expansion project, both of which are discussed in the Investing Cash Flow section that follows, are designed to utilize that available pipeline capacity by receiving natural gas produced from the Marcellus Shale and transporting it to Canada and the Northeast United States where demand has been growing.
     Operating revenues for the Pipeline and Storage segment for the six months ended March 31, 2011 decreased $2.6 million as compared with the six months ended March 31, 2010. The decrease was primarily due to a decrease in transportation revenues of $2.6 million, which was primarily the result of a reduction in the level of short-term contracts entered into by shippers period over period as shippers utilized lower priced pipeline transportation routes, as discussed above.
     Volume fluctuations generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire, but this rate design does not protect Supply Corporation or Empire in situations where shippers do not contract for that capacity at the same quantity and rate. In that situation, Supply Corporation or Empire can propose revised rates and services in a rate case at the FERC. Transportation volume for the quarter ended March 31, 2011 increased by 11.1 Bcf from the prior year’s quarter. For the six months ended March 31, 2011, transportation volumes increased by 19.1 Bcf from the prior year’s six-month period. While transportation volume increased largely due to colder weather, there was little impact on revenues due to the straight fixed-variable rate design.
     The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2011 were $11.0 million, a decrease of $1.4 million when compared with earnings of $12.4 million for the quarter ended March 31, 2010. The earnings decrease was primarily due to the earnings impact of lower transportation revenues of $0.7 million, as discussed above, combined with higher operating expenses ($0.9 million). The increase in operating expenses can primarily be attributed to higher pension expense and higher personnel costs. Higher property taxes ($0.3 million) and higher depreciation expense ($0.2 million) also contributed to the decrease in earnings. The increase in property taxes is primarily a result of additional property and higher Pennsylvania public utility realty taxes. The increase in depreciation expense is primarily the result of Supply Corporation’s Lamont Project being placed in service on June 15, 2010 as well as additional projects that were placed in service in the last year. These earnings decreases were slightly offset by an increase in the allowance for funds used during construction (equity component) of $0.3 million primarily due to construction commencing during the current quarter on Supply Corporation’s Line N Expansion Project and Lamont Phase II Project, projects designed to move anticipated Marcellus production gas to other interstate pipelines and to markets beyond the Supply Corporation system, as discussed in the Investing Cash Flow section that follows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     The Pipeline and Storage segment’s earnings for the six months ended March 31, 2011 were $19.5 million, a decrease of $3.3 million when compared with earnings of $22.8 million for the six months ended March 31, 2010. The decrease in earnings is primarily due to the earnings impact of lower transportation revenues of $1.7 million, as discussed above, combined with higher operating expenses ($1.8 million), higher property taxes ($0.3 million), and higher depreciation expense ($0.3 million). The increase in operating expenses can primarily be attributed to higher pension expense and higher personnel costs. The increase in property taxes is primarily a result of additional property and higher Pennsylvania public utility realty taxes. The increase in depreciation expense is primarily the result of Supply Corporation’s Lamont Project being placed in service on June 15, 2010 as well as additional projects that were placed in service in the last year. These earnings decreases were partially offset by an increase in the allowance for funds used during construction (equity component) of $0.5 million primarily due to construction commencing during the current quarter on Supply Corporation’s Line N Expansion Project and Lamont Phase II Project, as discussed above, and lower income tax expense ($0.4 million) due to a lower effective tax rate.
Exploration and Production
Exploration and Production Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
(Thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Gas (after Hedging)	$73,256	$46,512	$26,744	$131,265	$87,380	$43,885
Oil (after Hedging)	61,337	60,215	1,122	120,030	122,910	(2,880)
Gas Processing Plant	6,659	7,663	(1,004)	13,342	14,871	(1,529)
Other	44	116	(72)	(71)	162	(233)
Intrasegment Elimination (1)	(3,866)	(5,348)	1,482	(6,968)	(9,812)	2,844

	$137,430	$109,158	$28,272	$257,598	$215,511	$42,087

(1)	Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.
Production Volumes

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Gas Production (MMcf)
Gulf Coast	2,056	2,643	(587)	4,070	5,333	(1,263)
West Coast	855	930	(75)	1,790	1,926	(136)
Appalachia	10,848	3,542	7,306	18,930	6,344	12,586

Total Production	13,759	7,115	6,644	24,790	13,603	11,187

Oil Production (Mbbl)
Gulf Coast	92	109	(17)	197	255	(58)
West Coast	643	661	(18)	1,297	1,345	(48)
Appalachia	11	9	2	21	20	1

Total Production	746	779	(33)	1,515	1,620	(105)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Average Prices

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Average Gas Price/Mcf
Gulf Coast	$4.87	$6.02	$(1.15)	$4.71	$5.42	$(0.71)
West Coast	$4.46	$5.79	$(1.33)	$4.18	$5.19	$(1.01)
Appalachia	$4.40	$5.97	$(1.57)	$4.24	$5.57	$(1.33)
Weighted Average	$4.48	$5.96	$(1.48)	$4.31	$5.46	$(1.15)
Weighted Average After Hedging	$5.32	$6.54	$(1.22)	$5.30	$6.42	$(1.12)

Average Oil Price/bbl
Gulf Coast	$96.12	$89.22	$6.90	$89.61	$79.81	$9.80
West Coast	$95.35	$73.16	$22.19	$87.84	$71.72	$16.12
Appalachia	$86.53	$73.80	$12.73	$84.07	$79.67	$4.40
Weighted Average	$95.31	$75.41	$19.90	$88.01	$73.09	$14.92
Weighted Average After Hedging	$82.28	$77.29	$4.99	$79.21	$75.86	$3.35
2011 Compared with 2010
     Operating revenues for the Exploration and Production segment increased $28.3 million for the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010. Gas production revenue after hedging increased $26.7 million. Increases in Appalachian natural gas production were partially offset by a $1.22 per Mcf decrease in the weighted average price of gas after hedging. The increase in Appalachian production was primarily due to additional wells within the Marcellus Shale formation, primarily in Tioga County, Pennsylvania, coming on line late in fiscal 2010 and the first six months of fiscal 2011. Oil production revenue after hedging increased $1.1 million. An increase in the weighted average price of oil after hedging ($4.99 per Bbl) was the primary cause, as oil production levels were slightly lower quarter over quarter. The decrease in oil production is a result of the Company switching its emphasis from the Gulf Coast region to the Appalachian region combined with natural declines in the West Coast region. The Company intends to spend modest amounts of capital to maintain West Coast production at current levels in the future. In addition, there was a $0.5 million increase in processing plant revenues (net of eliminations) primarily because of the lower cost of West Coast gas production quarter over quarter.
     Operating revenues for the Exploration and Production segment increased $42.1 million for the six months ended March 31, 2011 as compared with the six months ended March 31, 2010. Gas production revenue after hedging increased $43.9 million. Increases in Appalachian natural gas production were partially offset by a $1.12 per Mcf decrease in the weighted average price of gas after hedging. The increase in Appalachian production was primarily due to additional wells within the Marcellus Shale formation, primarily in Tioga County, Pennsylvania, coming on line late in fiscal 2010 and the first six months of fiscal 2011. Oil production revenue after hedging decreased $2.9 million due to lower crude oil production levels, which were partially offset by an increase in the weighted average price of oil after hedging ($3.35 per Bbl). The decrease in oil production is a result of the Company switching its emphasis from the Gulf Coast region to the Appalachian region combined with natural declines in the West Coast region. The Company intends to spend modest amounts of capital to maintain West Coast production at current levels in the future. In addition, there was a $1.3 million increase in processing plant revenues (net of eliminations) primarily because of the lower cost of West Coast gas production for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.
     The Exploration and Production segment’s earnings for the quarter ended March 31, 2011 were $33.3 million, an increase of $5.9 million when compared with earnings of $27.4 million for the quarter ended March 31, 2010. Higher crude oil prices and higher natural gas production increased earnings by $2.4 million and $28.2 million, respectively. In addition, higher processing plant revenues ($0.3 million) and lower interest expense ($2.5 million) also contributed to an increase in earnings. The decrease in interest expense is primarily due to a lower average amount of debt outstanding and the capitalization of interest during the quarter ended March 31, 2011. These earnings increases were partially offset by lower natural gas prices after hedging and lower crude oil production, which decreased earnings by $10.8 million and $1.7 million, respectively. In addition, earnings were further reduced by higher depletion expense ($9.2 million), higher lease operating expenses ($2.1 million), higher general, administrative and other operating expenses ($2.4 million), and higher property taxes ($1.3 million). The increase in depletion expense is primarily due to an increase in production and depletable base (largely due to increased capital spending in the Appalachian region, specifically related to the development of Marcellus Shale properties). The increase in lease

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
operating expenses is largely attributable to a higher number of producing properties in Appalachia. Higher personnel costs are largely responsible for the increase in general, administrative and other operating expenses. Higher property taxes are attributable to a revision of the California property tax liability.
     The Exploration and Production segment’s earnings for the six months ended March 31, 2011 were $60.7 million, an increase of $3.5 million when compared with earnings of $57.2 million for the quarter ended March 31, 2010. Higher crude oil prices and higher natural gas production increased earnings by $3.3 million and $46.7 million, respectively. In addition, higher processing plant revenues ($0.9 million) and lower interest expense ($3.6 million) also contributed to an increase in earnings. The decrease in interest expense is primarily due to a lower average amount of debt outstanding and the capitalization of interest during the six months ended March 31, 2011. These earnings increases were partially offset by lower natural gas prices after hedging and lower crude oil production, which decreased earnings by $18.2 million and $5.2 million, respectively. In addition, earnings were further reduced by higher depletion expense ($15.5 million), higher lease operating expenses ($5.5 million), higher general, administrative and other operating expenses ($4.1 million), higher property taxes ($1.6 million), and higher income tax expense ($0.7 million). The increase in depletion expense is primarily due to an increase in production and depletable base (largely due to increased capital spending in the Appalachian region, specifically related to the development of Marcellus Shale properties). The increase in lease operating expenses is largely attributable to a higher number of producing properties in Appalachia. Higher personnel costs are largely responsible for the increase in general, administrative and other operating expenses. Higher property taxes are attributable to a revision of the California property tax liability. The increase in income taxes is attributable to the loss of a domestic production activities deduction that occurred during the quarter ended September 30, 2010 and its impact on the effective tax rate during fiscal 2011 coupled with higher state income taxes.
Energy Marketing
Energy Marketing Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2011	2010	Decrease	2011	2010	Decrease
Natural Gas (after Hedging)	$121,294	$158,459	$(37,165)	$174,933	$230,172	$(55,239)
Other	27	78	(51)	40	101	(61)

	$121,321	$158,537	$(37,216)	$174,973	$230,273	$(55,300)

Energy Marketing Volume

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2011	2010	Decrease	2011	2010	Decrease
Natural Gas — (MMcf)	21,609	23,996	(2,387)	32,355	38,097	(5,742)
2011 Compared with 2010
     Operating revenues for the Energy Marketing segment decreased $37.2 million and $55.3 million for the quarter and six months ended March 31, 2011, as compared with the quarter and six months ended March 31, 2010. The decrease for both the quarter and six months ended March 31, 2011 primarily reflects a decline in gas sales revenue due largely to a decrease in volume sold as well as a lower average price of natural gas that was recovered through revenues. The decrease in volume is largely attributable to a decrease in volume sold to low-margin wholesale customers as well as the non-recurrence of sales transactions undertaken at the Niagara pipeline delivery point to offset certain basis risks that the Energy Marketing segment was exposed to under certain fixed basis commodity purchase contracts for Appalachian production. Such transactions had the effect of increasing revenue and volume sold with minimal impact to earnings. The decrease in volume sold to wholesale customers was offset slightly by an increase in volume sold to retail customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     The Energy Marketing segment’s earnings for the quarter ended March 31, 2011 were $6.3 million, an increase of $0.3 million when compared with earnings of $6.0 million for the quarter ended March 31, 2010. The Energy Marketing segment’s earnings for the six months ended March 31, 2011 were $7.2 million, an increase of $0.1 million when compared with earnings of $7.1 million for the six months ended March 31, 2010. These increases were largely attributable to higher margin of $0.3 million for both the quarter and six-month periods, respectively. The increase in margin was primarily driven by improved average margins per Mcf as well as an increase in volume sold to retail customers. Partially offsetting the increase in earnings for the six months ended March 31, 2011 were higher operating expenses of $0.2 million primarily due to higher pension expense and higher personnel costs, offset slightly by lower bad debt expense.
Corporate and All Other
2011 Compared with 2010
     Corporate and All Other recorded earnings from continuing operations of $32.0 million for the quarter ended March 31, 2011, an increase of $31.2 million when compared with earnings from continuing operations of $0.8 million for the quarter ended March 31, 2010. The increase in earnings is due to the gain on the sale of Horizon Power’s investments in Seneca Energy and Model City of $31.4 million, lower interest expense of $2.4 million (primarily the result of lower borrowings at a lower interest rate due to the repayment of $200 million of 7.5% notes that matured in November 2010), higher gathering and processing revenues of $1.4 million (due to an increase in Midstream Corporation’s gathering and processing activities) and lower depreciation and depletion expense of $1.0 million (due to a decrease in timber harvested as a result of the sale of the Company’s timber harvesting and milling operations in September 2010). The factors contributing to the overall increase in earnings were partially offset by lower interest income of $2.3 million (due to lower interest collected from the Company’s Exploration and Production segment as a result of the aforementioned November 2010 debt repayment), lower margins of $2.2 million (due to a decrease in timber harvested as a result of the sale of the Company’s timber harvesting and milling operations in September 2010) and higher operating expenses of $0.3 million (primarily due to the increase in Midstream Corporation’s operating activities).
     For the six months ended March 31, 2011, Corporate and All Other had earnings from continuing operations of $30.6 million, an increase of $29.8 million when compared with earnings from continuing operations of $0.8 million for the six months ended March 31, 2010. The increase in earnings is due to the gain on the sale of Horizon Power’s investments in Seneca Energy and Model City of $31.4 million, lower interest expense of $3.5 million (primarily the result of lower borrowings at a lower interest rate due to the aforementioned November 2010 debt repayment), higher gathering and processing revenues of $2.6 million (due to an increase in Midstream Corporation’s gathering and processing activities) and lower depreciation and depletion expense of $2.1 million (due to a decrease in timber harvested due to the sale of the Company’s timber harvesting and milling operations in September 2010). The factors contributing to the overall increase in earnings were partially offset by lower margins of $5.1 million (due to a decrease in timber harvested due to the sale of the Company’s timber harvesting and milling operations in September 2010), lower interest income of $3.3 million (due to lower interest collected from the Company’s Exploration and Production segment as a result of the aforementioned November 2010 debt repayment) and higher operating expenses of $0.7 million (primarily due to the increase in Midstream Corporation’s operating activities). Additionally, the Company recorded a loss from unconsolidated subsidiaries of $0.4 million during the six months ended March 31, 2011 compared to income of $0.7 million during the six months ended March 31, 2010.
Other Income
     Other income increased $0.7 million for the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010. This increase is mainly attributable to a gain on corporate-owned life insurance policies of $0.5 million recognized during the quarter. In addition, there was a $0.3 million increase in allowance for funds used during construction in the Pipeline and Storage segment. For the six months ended March 31, 2011, other income increased $1.3 million as compared with the six months ended March 31, 2010. This increase is attributable to a $0.5 million gain on corporate-owned life insurance policies

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
recognized during the second quarter and a $0.4 million gain on the sale of Horizon Energy Development recognized during the first quarter. In addition, there was a $0.5 million increase in allowance for funds used during construction in the Pipeline and Storage segment.
Interest Expense on Long-Term Debt
     Interest on long-term debt decreased $4.1 million for the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010. For the six months ended March 31, 2011, interest on long-term debt decreased $6.0 million as compared with the six months ended March 31, 2010. This decrease is primarily the result of a lower average amount of long-term debt outstanding, slightly lower average interest rates and capitalization of interest during the quarter and six months ended March 31, 2011. The Company repaid $200 million of 7.5% notes that matured in November 2010.
CAPITAL RESOURCES AND LIQUIDITY
     The Company’s primary source of cash during the six-month period ended March 31, 2011 consisted of cash provided by operating activities and net proceeds from the sale of unconsolidated subsidiaries. The Company’s primary source of cash during the six-month period ended March 31, 2010 consisted of cash provided by operating activities. This source of cash was supplemented by issues of new shares of common stock as a result of stock option exercises for the six months ended March 31, 2010. During the six months ended March 31, 2011 and March 31, 2010, the common stock used to fulfill the requirements of the Company’s 401(k) plans and Direct Stock Purchase and Dividend Reinvestment Plan was obtained via open market purchases. In April 2011, the Company began issuing original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.
Operating Cash Flow
     Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, gain on the sale of unconsolidated subsidiaries, and income or loss from unconsolidated subsidiaries net of cash distributions.
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
     Net cash provided by operating activities totaled $343.2 million for the six months ended March 31, 2011, an increase of $63.9 million compared with $279.3 million provided by operating activities for the six months ended March 31, 2010. In the Exploration and Production segment, cash provided by operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
increased due to higher cash receipts from the sale of natural gas production. An increase in hedging collateral deposits in the Exploration and Production segment at March 31, 2011 partly offset the increase in cash provided by operating activities. Hedging collateral deposits serve as collateral for open positions on exchange-traded futures contracts and over-the-counter swaps.
Investing Cash Flow
Expenditures for Long-Lived Assets
     The Company’s expenditures from continuing operations for long-lived assets totaled $382.7 million during the six months ended March 31, 2011 and $236.0 million for the six months ended March 31, 2010. The table below presents these expenditures:
Total Expenditures for Long-Lived Assets

Six Months Ended March 31,					Increase
(Millions)	2011		2010		(Decrease)
Utility :
Capital Expenditures	$25.4		$25.5		$(0.1)
Pipeline and Storage:
Capital Expenditures	39.5	(1)	15.5		24.0
Exploration and Production:
Capital Expenditures	315.2	(1)(2)	191.0	(3)(4)	124.2
All Other:
Capital Expenditures	2.6		4.0	(4)	(1.4)

Total Expenditures from Continuing Operations	$382.7		$236.0		$146.7

(1)	Capital expenditures for the Exploration and Production segment include $43.9 million of accrued capital expenditures at March 31, 2011, the majority of which was in the Appalachian region. In addition, capital expenditures for the Pipeline and Storage segment include $2.0 million of accrued capital expenditures at March 31, 2011. These amounts were excluded from the Consolidated Statement of Cash Flows at March 31, 2011 since they represented non-cash investing activities at that date.

(2)	Amount for the six months ended March 31, 2011 excludes $55.5 million of accrued capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. This amount was accrued at September 30, 2010 and paid during the six months ended March 31, 2010. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2010 since it represented a non-cash investing activity at that date. The amount has been included in the Consolidated Statement of Cash Flows at March 31, 2011.

(3)	Amount includes $15.3 million of accrued capital expenditures at March 31, 2010, the majority of which was in the Appalachian region. This amount has been excluded from the Consolidated Statement of Cash Flows at March 31, 2010 since it represents a non-cash investing activity at that date.

(4)	Capital expenditures for the Exploration and Production segment for the six months ended March 31, 2010 exclude $9.1 million of capital expenditures, the majority of which was in the Appalachian region. Capital expenditures for All Other for the six months ended March 31, 2010 exclude $0.7 million of capital expenditures related to the construction of the Midstream Covington Gathering System. Both of these amounts were accrued at September 30, 2009 and paid during the six months ended March 31, 2010. These amounts were excluded from the Consolidated Statement of Cash Flows at September 30, 2009 since they represented non-cash investing activities at that date. These amounts have been included in the Consolidated Statement of Cash Flows at March 31, 2010.
Utility
     The majority of the Utility capital expenditures for the six months ended March 31, 2011 and March 31, 2010 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
Pipeline and Storage
     The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2011 and March 31, 2010 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage capital expenditure amounts for the six months ended March 31, 2011 include $7.3 million spent on the Line N Expansion Project, $5.0 million spent on the Lamont Phase II Project and $4.0 million spent on the Tioga County Extension Project, as discussed below. The Pipeline and Storage capital expenditure amounts for the six months ended March 31, 2010, also include $2.5 million spent on the Lamont Project.
     In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus Shale producing area — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of March 31, 2011, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $6.6 million.
     Supply Corporation and Empire are moving forward with several projects designed to move anticipated Marcellus production gas to other interstate pipelines and to markets beyond the Supply Corporation and Empire pipeline systems.
     Supply Corporation has signed a precedent agreement to provide 320,000 Dth/day of firm transportation capacity in conjunction with its “Northern Access” expansion project. Upon satisfaction of the conditions in the precedent agreement, Statoil Natural Gas LLC will enter into a 20-year firm transportation agreement for 320,000 Dth/day. This capacity will provide the subscribing shipper with a firm transportation path from the Tennessee Gas Pipeline (“TGP”) 300 Line at Ellisburg to the TransCanada Pipeline at Niagara. This path is attractive because it provides a route for Marcellus shale gas, principally along the TGP 300 Line in northern Pennsylvania, to be transported from the Marcellus supply basin to northern markets. Service is expected to begin in November 2012, and Supply Corporation filed an application for FERC authorization of the project on March 7, 2011. The project facilities involve approximately 9,500 horsepower of additional compression at Supply Corporation’s existing Ellisburg Station and a new approximately 5,000 horsepower compressor station in East Aurora, New York, along with other system enhancements including enhancements to the jointly owned Niagara Spur Loop Line. The preliminary cost estimate for the Northern Access expansion is $62 million. As of March 31, 2011, approximately $0.4 million has been spent to study the Northern Access expansion project, which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2011.
     Another expansion project involves new compression along Supply Corporation’s Line N (“Line N Expansion Project”), increasing that line’s capacity by 160,000 Dth/day into Texas Eastern’s Holbrook Station (“TETCO Holbrook”) in southwestern Pennsylvania. Two service agreements totaling 160,000 Dth/day of firm transportation have been executed. The project will allow Marcellus production located in the vicinity of Line N to flow south into Texas Eastern and access markets off Texas Eastern’s system, with a projected in-service date of September 2011. The FERC issued the NGA Section 7(c) certificate on December 16, 2010. Supply Corporation has accepted the certificate, received a FERC Notice to Proceed, and in February 2011 commenced construction. Service agreements for all 160,000 Dth/day of firm transportation have been executed. The preliminary cost estimate for the Line N Expansion Project is $20 million. As of March 31, 2011, approximately $7.3 million has been spent on the Line N expansion project, all of which has been capitalized as Construction Work in Progress.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
     Supply Corporation has also executed a precedent agreement for 150,000 Dth/day of additional capacity on Line N to TETCO Holbrook and has designed a project for their shippers to be ready for service beginning November 2012 (“Line N 2012 Expansion Project”). The preliminary cost estimate for the Line N 2012 Expansion Project is approximately $30 million. As of March 31, 2011, approximately $0.1 million has been spent to study the Line N 2012 Expansion Project, which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2011.
     Following up on Supply Corporation’s Lamont Project that went into service on June 15, 2010, a second Lamont project is planned (“Lamont Phase II Project”). With the construction of an additional 3,400 horsepower, 50,000 Dth/day of incremental firm capacity is expected to be available starting July 1, 2011 ramping up to full service by approximately October 1, 2011. Supply Corporation has two executed binding service agreements for the full capacity of this project. The preliminary cost estimate for the Lamont Phase II Project is approximately $7.6 million. The Company began construction in March 2011. As of March 31, 2011, approximately $5.0 million has been spent on the Lamont Phase II project, all of which has been capitalized as Construction Work in Progress.
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
     Following an Open Season that concluded on October 8, 2009, Supply Corporation executed precedent agreements to provide 125,000 Dth/day of firm transportation on the W2E Overbeck to Leidy project. Supply Corporation is pursuing post-Open Season capacity requests for the remaining capacity. On March 31, 2010, the FERC granted Supply Corporation’s request for a pre-filing environmental review of the W2E Overbeck to Leidy project, and Supply Corporation is in the process of preparing an NGA Section 7(c) application. The capital cost of the W2E Overbeck to Leidy project is estimated to be $260 million. As of March 31, 2011, approximately $4.4 million has been spent to study the W2E Overbeck to Leidy project, which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2011.
     Supply Corporation expects that its previously announced Appalachian Lateral project will complement the W2E Overbeck to Leidy project due to its strategic upstream location. The Appalachian Lateral project, which would be routed through several counties in central Pennsylvania where producers are actively drilling and seeking market access for their newly discovered reserves, will be able to collect and transport locally produced Marcellus shale gas into the W2E Overbeck to Leidy facilities. Supply Corporation expects to continue marketing efforts for the Appalachian Lateral and all other remaining sections of W2E. The timeline and projected costs associated with W2E sections other than W2E Overbeck to Leidy, including the Appalachian Lateral project, will depend on market development, and as of March 31, 2011, no preliminary survey and investigation charges had been spent on those projects.
     Empire has executed precedent agreements for all 350,000 Dth/day of incremental firm transportation capacity in its “Tioga County Extension Project.” This project will transport Marcellus production from new interconnections at the southern terminus of a 15-mile extension of its recently completed Empire Connector line, in Tioga County, Pennsylvania. Empire’s preliminary cost estimate for the Tioga County Extension Project is approximately $49 million. This project will enable shippers to deliver their natural gas at existing Empire interconnections with Millennium Pipeline at Corning, New York, with the TransCanada Pipeline at the Niagara River at Chippawa, and with utility and power generation markets along its path, as well as to a planned new interconnection with TGP’s 200 Line (Zone 5) in Ontario County, New York. On January 28, 2010, the FERC granted Empire’s request for a pre-filing environmental review of the Tioga County Extension Project, and on August 26, 2010, Empire filed an NGA Section 7(c) application to the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
FERC for approval of the project. Empire anticipates that these facilities will be placed in service on September 1, 2011. As of March 31, 2011, approximately $4.0 million has been spent related to the Tioga County Extension Project, all of which has been capitalized as Construction Work in Progress.
     On December 17, 2010, Empire concluded an Open Season for up to 260,000 Dth per day of additional capacity from Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line, as well as additional short-haul capacity to Millennium Pipeline at Corning (“Central Tioga County Extension”). Empire is evaluating the substantial market interest resulting from this Open Season, which was for more than 260,000 Dth per day of capacity, and is studying the facility design that would be necessary to provide the requested service. The Central Tioga County Extension project may involve up to 25,000 horsepower of compression at up to three new stations and a 25 mile 24” pipeline extension, at a preliminary cost estimate of $135 million. As of March 31, 2011, less than $0.1 million has been spent to study the Central Tioga County Extension project, which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2011. No decision has been made to proceed with this project.
     The Company anticipates financing the Line N Expansion Projects, the Lamont Project, the Northern Access expansion project, the W2E Overbeck to Leidy project, the Appalachian Lateral project, and the Tioga County Extension Projects, all of which are discussed above, with a combination of cash from operations, short-term debt, and long-term debt. The Company had $144.8 million in Cash and Temporary Cash Investments at March 31, 2011, as shown on the Company’s Consolidated Balance Sheet. The Company expects to use cash from operations as the first means of financing these projects, with short-term debt providing temporary financing when needed. The Company may issue some long-term debt in conjunction with these projects in the later part of fiscal 2011 or in fiscal 2012.
Exploration and Production
     The Exploration and Production segment capital expenditures for the six months ended March 31, 2011 were primarily well drilling and completion expenditures and included approximately $298.7 million for the Appalachian region (including $295.7 million in the Marcellus Shale area), $14.7 million for the West Coast region and $1.8 million for the Gulf Coast region, the majority of which was for the off-shore program in the shallow waters of the Gulf of Mexico. These amounts included approximately $109.4 million spent to develop proved undeveloped reserves. The capital expenditures in the Appalachian region include the Company’s acquisition of oil and gas properties in the Covington Township area of Tioga County, Pennsylvania from EOG Resources, Inc. for approximately $24.1 million in November 2010. The Company funded this transaction with cash from operations.
     As the Company has been accelerating its Marcellus Shale development, it has been decreasing its emphasis in the Gulf Coast region. In March 2011, the Company entered into a purchase and sale agreement to sell its off-shore oil and natural gas properties in the Gulf of Mexico effective as of January 1, 2011 for approximately $70 million and received a deposit of $7.0 million from the purchaser. The Company completed the sale in April 2011, receiving an additional $54.8 million. The difference between the total proceeds received of $61.8 million and the sale price of $70.0 million represents a purchase price adjustment for the operating cash flow that the Company recorded from January 1, 2011 to the closing date of the sale. Under the full cost method of accounting for oil and natural gas properties, the sale proceeds were accounted for as a reduction of capitalized costs in April 2011. Since the disposition did not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, the Company did not record any gain or loss from this sale.
     The Exploration and Production segment capital expenditures for the six months ended March 31, 2010 were primarily well drilling and completion expenditures and included approximately $170.8 million for the Appalachian region (including $152.7 million in the Marcellus Shale area), $14.8 million for the West Coast region and $5.4 million for the Gulf Coast region, the majority of which was for the off-shore program in the shallow waters of the Gulf of Mexico. These amounts included approximately $18.2 million spent to develop proved undeveloped reserves. The capital expenditures in the Appalachian region include the Company’s acquisition of two tracts of leasehold acreage for approximately $71.8 million. The Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
acquired these tracts in order to expand its Marcellus Shale acreage holdings. These tracts, consisting of approximately 18,000 net acres in Tioga and Potter Counties in Pennsylvania, are geographically similar to the Company’s existing Marcellus Shale acreage in the area. The transaction closed on March 12, 2010.
     For all of fiscal 2011, the Company expects to spend $629.0 million on Exploration and Production segment capital expenditures. Previously reported 2011 estimated capital expenditures for the Exploration and Production segment were $531.0 million. In the Appalachian region, estimated capital expenditures will increase from $490.0 million to $588.0 million. The Company had previously reported that it anticipates drilling 100 to 130 gross wells in the Marcellus Shale during 2011. The Company now anticipates drilling 85 to 110 gross horizontal wells in the Marcellus Shale during 2011. The increase in estimated capital expenditures in the Appalachian region is primarily due to an increase in estimated well costs due to drilling longer laterals in horizontal wells, hydraulic fracturing at more stages per well, and an increase in service company completion costs.
     For all of fiscal 2012, the Company expects to spend $732.0 million on Exploration and Production segment capital expenditures. Previously reported 2012 estimated capital expenditures for the Exploration and Production segment were $596.0 million. In the Appalachian region, estimated capital expenditures will increase from $533.0 million to $689.0 million. Estimated capital expenditures in the Gulf Coast region will decrease from $20.0 million to zero. Estimated capital expenditures in the West Coast region will remain at the previously reported $43.0 million. The Company had previously reported that it anticipates drilling 130 to 160 gross wells in the Marcellus Shale during fiscal 2012. The Company now anticipates drilling 115 to 140 gross horizontal wells in the Marcellus Shale during fiscal 2012. The increase in estimated capital expenditures in the Appalachian region is primarily due to an increase in estimated well costs, as noted above. The decline in the Gulf Coast region estimated capital expenditures is due to the Company’s sale of its offshore Gulf of Mexico oil and natural gas producing properties, as noted above.
     The Company expects to use cash from operations and cash from asset sales as the first means of financing its future capital expenditures during 2011 and 2012, with short-term debt providing temporary financing when needed. Natural gas and crude oil prices combined with production from existing wells will be a significant factor in determining how much of the capital expenditures are funded with cash from operations. The Company may issue some long-term debt in conjunction with these expenditures in the later part of fiscal 2011 or in fiscal 2012.
All Other
     The majority of the All Other category’s capital expenditures for the six months ended March 31, 2011 were primarily for expansion of Midstream Corporation’s Covington Gathering system in Tioga County, Pennsylvania as well as for the construction of Midstream Corporation’s Trout Run Gathering System, as discussed below. The majority of the All Other category’s capital expenditures for the six months ended March 31, 2010 were for the construction of Midstream Corporation’s Covington Gathering System.
     NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, is developing a gathering system in Lycoming County, Pennsylvania. The project, called the Trout Run Gathering System, is anticipated to be placed in service in the fall of 2011. The system will consist of approximately 16.5 miles of gathering system at a cost of $35 million. As of March 31, 2011, the Company has spent approximately $0.9 million in costs related to this project.
     The Company anticipates funding the Trout Run Gathering System project with cash from operations and/or short-term borrowings. Given the Company’s cash position at March 31, 2011, the Company expects to use cash from operations as the first means of financing these projects.
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
Financing Cash Flow
     The Company did not have any outstanding short-term notes payable to banks or commercial paper at March 31, 2011. During the six months ended March 31, 2011, consolidated short-term debt did not exceed $31.5 million outstanding. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, and other working capital needs. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
     As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which aggregate to $385.0 million, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that these lines of credit will continue to be renewed, or substantially replaced by similar lines.
     The total amount available to be issued under the Company’s commercial paper program is $300.0 million. The commercial paper program is backed by a syndicated committed credit facility totaling $300.0 million, which commitment extends through September 30, 2013. Under the Company’s committed credit facility, the Company has agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through September 30, 2013. At March 31, 2011, the Company’s debt to capitalization ratio (as calculated under the facility) was .37. The constraints specified in the committed credit facility would permit an additional $2.32 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio would exceed .65. If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
     Under the Company’s existing indenture covenants, at March 31, 2011, the Company would have been permitted to issue up to a maximum of $1.65 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.
     The Company’s 1974 indenture pursuant to which $99.0 million (or 9.4%) of the Company’s long-term debt (as of March 31, 2011) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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
repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2011, the Company had no debt outstanding under the committed credit facility.
     The Company’s embedded cost of long-term debt was 6.85% at March 31, 2011 and 6.95% at March 31, 2010. If the Company were to issue 10-year long-term debt today, its borrowing costs might be expected to be in the range of 4.75% to 5.25%.
     Current Portion of Long-Term Debt at March 31, 2011 consists of $150 million of 6.70% medium-term notes that mature in November 2011. Currently, the Company expects to refund these medium-term notes in November 2011 with cash on hand, short-term borrowings and/or long-term debt. In November 2010, the Company repaid $200 million of 7.50% notes that matured on November 22, 2010 that were classified as Current Portion of Long-Term Debt at September 30, 2010.
     The Company may issue debt or equity securities in a public offering or a private placement from time to time. The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $25.0 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters and other items and are accounted for as operating leases.
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
     During the six months ended March 31, 2011, the Company contributed $32.4 million to its Retirement Plan and $16.0 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2011, the Company expects to contribute at a minimum in the range of $7.0 million to $15.0 million to the Retirement Plan. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2011 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2011, the Company expects to contribute in the range of $9.0 million to $14.0 million to its VEBA trusts and 401(h) accounts.
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
     The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net liabilities (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities. The Level 3 Net Liabilities amount to $71.9 million at March 31, 2011 and represent 41.2% of the Total Net Assets shown in Part I, Item 1 at Note 2 — Fair Value Measurements at March 31, 2011.
     The increase in the net fair value liability of the Level 3 positions from October 1, 2010 to March 31, 2011, as shown in Part I, Item 1 at Note 2, was attributable to an increase in the commodity price of crude oil relative to the swap price during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at March 31, 2011.
     The fair value of all of the Company’s Net Derivative Liability was reduced by $0.1 million based upon the Company’s assessment of counterparty credit risk (for the Company’s derivative assets) and the Company’s credit risk (for the Company’s derivative liabilities). The Company applied default probabilities to the anticipated cash flows that it was expecting to receive and pay to its counterparties to calculate the credit reserve.
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
     On April 18, 2008, Distribution Corporation filed an appeal with Supreme Court, Albany County, seeking review of the rate order. The appeal contended that portions of the rate order were invalid because they failed to meet the applicable legal standard for agency decisions. Among the issues challenged by the Company was the reasonableness of the NYPSC’s disallowance of expense items and the methodology used for calculating rate of return, which the appeal contended understated the Company’s cost of equity. Because of the issues appealed, the case was later transferred to the Appellate Division, New York State’s second-highest court. On December 31, 2009, the Appellate Division issued its Opinion and Judgment. The court upheld the NYPSC’s determination relating to the authorized rate of return but also supported the Company’s argument that the NYPSC improperly disallowed recovery of certain environmental clean-up costs. On February 1, 2010, the NYPSC filed a motion with the Court of Appeals, New York State’s highest court, seeking permission to appeal the Appellate Division’s annulment of that part of the rate order relating to disallowance of environmental clean up costs. The NYPSC’s motion was granted and was followed by briefs and oral argument. On March 29, 2011, the Court of Appeals issued a judgment and opinion affirming the Appellate Division’s judgment.
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
     At March 31, 2011, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $17.1 million to $21.3 million. The minimum estimated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)
liability of $17.1 million, which includes the $14.6 million discussed above, has been recorded on the Consolidated Balance Sheet at March 31, 2011. The Company expects to recover its environmental clean-up costs through rate recovery.
     Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Pursuant to an EPA determination, effective January 2011 projects proposing new stationary sources of significant greenhouse gas emissions or major modifications of existing facilities are required under the federal Clean Air Act to obtain permits covering such emissions. In April, the U.S. Senate rejected bills aimed at curbing the authority of the EPA to regulate greenhouse gas emissions. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. Legislation or regulation that restricts carbon emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and greenhouse gas measures could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
               Refer to the “Market Risk Sensitive Instruments” section in Item 2 — MD&A.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and

Item 4. Controls and Procedures (Concl.)
procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     The risk factors in Item 1A of the Company’s 2010 Form 10-K, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarter ended December 31, 2010, have not materially changed other than as set forth below. The risk factor presented below supersedes the risk factor having the same caption in the 2010 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in that Form 10-K and in the Company’s December 31, 2010 Form 10-Q.
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
     Under applicable accounting rules currently in effect, the Company’s hedging arrangements are subject to quarterly effectiveness tests. Inherent within those effectiveness tests are assumptions concerning the long-term price differential between different types of crude oil, assumptions concerning the difference between published natural gas price indexes established by pipelines in which hedged natural gas production

Item 1A. Risk Factors (Concl.)
is delivered and the reference price established in the hedging arrangements, assumptions regarding the levels of production that will be achieved and, with regard to fixed price commitments, assumptions regarding the creditworthiness of certain customers and their forecasted consumption of natural gas. Depending on market conditions for natural gas and crude oil and the levels of production actually achieved, it is possible that certain of those assumptions may change in the future, and, depending on the magnitude of any such changes, it is possible that a portion of the Company’s hedges may no longer be considered highly effective. In that case, gains or losses from the ineffective derivative financial instruments would be marked-to-market on the income statement without regard to an underlying physical transaction. For example, in the Exploration and Production segment, where the Company uses short positions (i.e. positions that pay off in the event of commodity price decline) to hedge forecasted sales, gains would occur to the extent that natural gas and crude oil hedge prices exceed market prices for the Company’s natural gas and crude oil production, and losses would occur to the extent that market prices for the Company’s natural gas and crude oil production exceed hedge prices.
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
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. The law includes provisions aimed at increasing the transparency and stability of the over-the-counter derivatives markets and preventing excessive speculation. A variety of rules must be adopted by federal agencies (including the Commodity Futures Trading Commission, SEC and the FERC) to implement the law. These rules, which have not yet been finalized, could reduce trading positions in the energy futures markets and otherwise negatively impact the Company. For example, while the Company expects to be exempt from the law’s mandatory clearing and exchange trading requirements for most or all of its commodity hedges, other requirements with respect to these hedges, including capital, margin and reporting requirements, may apply to the Company. These requirements could increase the Company’s hedging costs. The new rules could also reduce the Company’s hedging opportunities, which could negatively affect the Company’s revenues and cash flow during periods of declining commodity prices and negatively affect the Company’s expenses during periods of rising commodity prices.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 3, 2011, the Company issued a total of 3,600 unregistered shares of Company common stock to the nine non-employee directors of the Company then serving on the Board of Directors of the Company, 400 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2011. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Concl.)
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of		Announced Share	Under Share
	Shares	Average Price Paid	Repurchase Plans	Repurchase Plans
Period	Purchased(a)	per Share	or Programs	or Programs (b)
Jan. 1 - 31, 2011	6,598	$69.60	—	6,971,019
Feb. 1 - 28, 2011	92,361	$70.87	—	6,971,019
Mar. 1 - 31, 2011	22,033	$70.71	—	6,971,019
Total	120,992	$70.77	—	6,971,019

(a)	Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options, SARs or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended March 31, 2011, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 120,992 shares purchased other than through a publicly announced share repurchase program, 18,311 were purchased for the Company’s 401(k) plans and 102,681 were purchased as a result of shares tendered to the Company by holders of stock options, SARs or shares of restricted stock.

(b)	In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock. The Company, however, stopped repurchasing shares after September 17, 2008 in light of the unsettled nature of the credit markets. Since that time, the Company has increased its emphasis on Marcellus Shale development and pipeline expansion. As such, the Company does not anticipate repurchasing any shares in the near future.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

•	By-Laws of National Fuel Gas Company, as amended March 10, 2011 (incorporated herein by reference to Exhibit 3.1, Form 8-K dated March 14, 2011).

12	Statements regarding Computation of Ratios:
Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2011 and the Fiscal Years Ended September 30, 2007 through 2010.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 2011 and 2010.

Item 6. Exhibits (Concl.)

101
Interactive data files pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets at March 31, 2011 and September 30, 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 6, 2011