Form 10-Q
period 2011-12-31
NATIONAL FUEL GAS CO
filed 2012-02-03
CIK 70145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Common stock, $1 par value, outstanding at January 31, 2012: 83,073,132 shares.

GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies

Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
ESNE	Energy Systems North East, LLC
Horizon	Horizon Energy Development, Inc.
Horizon B.V.	Horizon Energy Development B.V.
Horizon LFG	Horizon LFG, Inc.
Horizon Power	Horizon Power, Inc.
Midstream Corporation	National Fuel Gas Midstream Corporation
Model City	Model City Energy, LLC
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Corporation
Seneca Energy	Seneca Energy II, LLC
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaPUC	Pennsylvania Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Other

2011 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2011
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
Degree day	A measure of the coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.
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

Development costs	Costs incurred to obtain access to proved oil and gas reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act.

GLOSSARY OF TERMS (Cont.)

Dth	Decatherm; one Dth of natural gas has a heating value of 1,000,000 British thermal units, approximately equal to the heating value of 1 Mcf of natural gas.
Exchange Act	Securities Exchange Act of 1934, as amended
Expenditures for long-lived assets	Includes capital expenditures, stock acquisitions and/or investments in partnerships.
Exploration costs	Costs incurred in identifying areas that may warrant examination, as well as costs incurred in examining specific areas, including drilling exploratory wells.
Firm transportation and/or storage	The transportation and/or storage service that a supplier of such service is obligated by contract to provide and for which the customer is obligated to pay whether or not the service is utilized.
GAAP	Accounting principles generally accepted in the United States of America
Goodwill	An intangible asset representing the difference between the fair value of a company and the price at which a company is purchased.
Hedging	A method of minimizing the impact of price, interest rate, and/or foreign currency exchange rate changes, often times through the use of derivative financial instruments.
Hub	Location where pipelines intersect enabling the trading, transportation, storage, exchange, lending and borrowing of natural gas.
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

This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2—MD&A, under the heading “Safe Harbor for Forward-Looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, estimates of oil and gas quantities, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction and other projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new accounting rules, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions.

Part I. Financial Information

Item 1. Financial Statements

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

	Three Months Ended December 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2011	2010
INCOME
Operating Revenues	$432,423	$450,948

Operating Expenses
Purchased Gas	132,193	163,038
Operation and Maintenance	100,059	97,450
Property, Franchise and Other Taxes	19,230	19,736
Depreciation, Depletion and Amortization	62,547	53,313

	314,029	333,537

Operating Income Other Income (Expense):	118,394	117,411
Interest Income	1,105	884
Other Income	1,336	(107)
Interest Expense on Long-Term Debt	(18,641)	(20,192)
Other Interest Expense	(770)	(1,401)

Income Before Income Taxes	101,424	96,595
Income Tax Expense	40,725	38,052

Net Income Available for Common Stock	60,699	58,543

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	1,206,022	1,063,262

	1,266,721	1,121,805
Dividends on Common Stock (2011—$0.355 per share; 2010—$0.345 per share)	(29,479)	(28,407)

Balance at December 31	$1,237,242	$1,093,398

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.73	$0.71

Diluted:
Net Income Available for Common Stock	$0.73	$0.70

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,870,931	82,223,428

Used in Diluted Calculation	83,699,981	83,420,351

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

(Thousands of Dollars)	December 31, 2011	September 30, 2011
ASSETS
Property, Plant and Equipment	$5,922,308	$5,646,918
Less—Accumulated Depreciation, Depletion and Amortization	1,694,366	1,646,394

	4,227,942	4,000,524

Current Assets
Cash and Temporary Cash Investments	224,262	80,428
Hedging Collateral Deposits	25,118	19,701
Receivables—Net of Allowance for Uncollectible Accounts of $35,849 and $31,039, Respectively	152,888	131,885
Unbilled Utility Revenue	47,335	17,284
Gas Stored Underground	50,808	54,325
Materials and Supplies—at average cost	27,263	27,932
Unrecovered Purchased Gas Costs	3,002	—
Other Current Assets	43,516	38,334
Deferred Income Taxes	14,921	15,423

	589,113	385,312

Other Assets
Recoverable Future Taxes	145,469	144,377
Unamortized Debt Expense	14,579	10,571
Other Regulatory Assets	570,927	574,644
Deferred Charges	4,429	5,552
Other Investments	81,055	79,365
Goodwill	5,476	5,476
Fair Value of Derivative Financial Instruments	106,115	76,085
Other	2,650	2,836

	930,700	898,906

Total Assets	$5,747,755	$5,284,742

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

(Thousands of Dollars)	December 31, 2011	September 30, 2011
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized —200,000,000 Shares;
Issued and Outstanding – 83,038,485 Shares and 82,812,677 Shares, Respectively	$83,038	$82,813
Paid in Capital	654,000	650,749
Earnings Reinvested in the Business	1,237,242	1,206,022

Total Common Shareholders’ Equity Before Items of Other Comprehensive Loss	1,974,280	1,939,584
Accumulated Other Comprehensive Loss	(53,132)	(47,699)

Total Comprehensive Shareholders’ Equity	1,921,148	1,891,885
Long-Term Debt, Net of Current Portion	1,399,000	899,000

Total Capitalization	3,320,148	2,790,885

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	20,000	40,000
Current Portion of Long-Term Debt	—	150,000
Accounts Payable	105,209	126,709
Amounts Payable to Customers	11,997	15,519
Dividends Payable	29,479	29,399
Interest Payable on Long-Term Debt	16,320	25,512
Customer Advances	25,814	19,643
Customer Security Deposits	17,685	17,321
Other Accruals and Current Liabilities	146,251	94,787
Fair Value of Derivative Financial Instruments	48,210	9,728

	420,965	528,618

Deferred Credits
Deferred Income Taxes	991,805	955,384
Taxes Refundable to Customers	65,547	65,543
Unamortized Investment Tax Credit	2,441	2,586
Cost of Removal Regulatory Liability	144,770	135,940
Other Regulatory Liabilities	100,832	94,684
Pension and Other Post-Retirement Liabilities	467,396	481,520
Asset Retirement Obligations	76,930	75,731
Other Deferred Credits	156,921	153,851

	2,006,642	1,965,239

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$5,747,755	$5,284,742

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
(Thousands of Dollars)	2011	2010
OPERATING ACTIVITIES
Net Income Available for Common Stock	$60,699	$58,543
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	62,547	53,313
Deferred Income Taxes	39,398	36,600
Other	2,375	3,543
Change in:
Hedging Collateral Deposits	(5,417)	(20,312)
Receivables and Unbilled Utility Revenue	(51,054)	(53,984)
Gas Stored Underground and Materials and Supplies	(2,226)	(5,828)
Unrecovered Purchased Gas Costs	(3,002)	—
Prepayments and Other Current Assets	(5,182)	8,768
Accounts Payable	(21,500)	29,246
Amounts Payable to Customers	(3,522)	(14,195)
Customer Advances	6,171	(5)
Customer Security Deposits	364	188
Other Accruals and Current Liabilities	(4,008)	1,387
Other Assets	(28,139)	(10,463)
Other Liabilities	31,724	670

Net Cash Provided by Operating Activities	79,228	87,471

INVESTING ACTIVITIES
Capital Expenditures	(232,670)	(193,802)
Other	(966)	(298)

Net Cash Used in Investing Activities	(233,636)	(194,100)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	(20,000)	20,500
Net Proceeds from Issuance of Long-Term Debt	496,085	—
Reduction of Long-Term Debt	(150,000)	(200,000)
Dividends Paid on Common Stock	(29,398)	(28,316)
Net Proceeds from Issuance (Repurchase) of Common Stock	1,555	(3,104)

Net Cash Provided by (Used in) Financing Activities	298,242	(210,920)

Net Increase (Decrease) in Cash and Temporary Cash Investments	143,834	(317,549)
Cash and Temporary Cash Investments at October 1	80,428	397,171

Cash and Temporary Cash Investments at December 31	$224,262	$79,622

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended December 31,
(Thousands of Dollars)	2011	2010
Net Income Available for Common Stock	$60,699	$58,543

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	—	17
Reclassification Adjustment for Realized Foreign Currency Translation Loss in Net Income	—	34
Unrealized Gain on Securities Available for Sale Arising During the Period	712	2,540
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	2,155	(27,136)
Reclassification Adjustment for Realized Gains on Derivative Financial Instruments in Net Income	(11,864)	(9,053)

Other Comprehensive Loss, Before Tax	(8,997)	(33,598)

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	263	960
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	817	(11,168)
Reclassification Adjustment for Income Tax Expense on Realized Gains from Derivative Financial Instruments In Net Income	(4,644)	(3,725)

Income Taxes – Net	(3,564)	(13,933)

Other Comprehensive Loss	(5,433)	(19,665)

Comprehensive Income	$55,266	$38,878

See Notes to Condensed Consolidated Financial Statements

Item 1. Financial Statements (Cont.)

National Fuel Gas Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Summary of Significant Accounting Policies

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

Earnings for Interim Periods. The Company, in its opinion, has included all adjustments that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2011, 2010 and 2009 that are included in the Company’s 2011 Form 10-K. The consolidated financial statements for the year ended September 30, 2012 will be audited by the Company’s independent registered public accounting firm after the end of the fiscal year.

The earnings for the three months ended December 31, 2011 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2012. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of generally three months or less to be cash equivalents.

At December 31, 2011, the Company accrued $88.1 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. The Company also accrued $15.8 million of capital expenditures in the Pipeline and Storage segment and $14.5 million of capital expenditures in the All Other category at December 31, 2011. These amounts were excluded from the Consolidated Statement of Cash Flows at December 31, 2011 since they represent non-cash investing activities at that date. Accrued capital expenditures at December 31, 2011 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet.

At September 30, 2011, the Company accrued $63.5 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. The Company also accrued $7.3 million of capital expenditures in the Pipeline and Storage segment. In addition, the Company accrued $1.4 million of capital expenditures in the All Other category. These amounts were excluded from the Consolidated Statement of Cash Flows at September 30, 2011 since they represented non-cash investing activities at that date. These capital expenditures were paid during the quarter ended December 31, 2011 and have been included in the Consolidated Statement of Cash Flows for the quarter ended December 31, 2011. Accrued capital expenditures at September 30, 2011 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet.

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

Hedging Collateral Deposits. This is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions. At December 31, 2011, the Company had hedging collateral deposits of $4.5 million related to its exchange-traded futures contracts and $20.6 million related to its over-the-counter crude oil swap agreements. At September 30, 2011, the Company had hedging collateral deposits of $5.5 million related to its exchange-traded futures contracts and $14.2 million related to its over-the-counter crude oil swap agreements. In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.

Gas Stored Underground—Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $7.1 million at December 31, 2011, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. Such costs amounted to $226.5 million and $226.3 million at December 31, 2011 and September 30, 2011, respectively. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to

Item 1. Financial Statements (Cont.)

calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. At December 31, 2011, the ceiling exceeded the book value of the oil and gas properties by approximately $360.3 million.

Accumulated Other Comprehensive Loss. The components of Accumulated Other Comprehensive Loss, net of related tax effect, are as follows (in thousands):

	At December 31, 2011	At September 30, 2011
Funded Status of the Pension and Other Post-Retirement Benefit Plans	$(89,587)	$(89,587)
Net Unrealized Gain on Derivative Financial Instruments	35,097	40,979
Net Unrealized Gain on Securities Available for Sale	1,358	909

Accumulated Other Comprehensive Loss	$(53,132)	$(47,699)

Other Current Assets. The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2011	At September 30, 2011
Prepayments	$5,857	$9,489
Prepaid Property and Other Taxes	15,146	13,240
Federal Income Taxes Receivable	378	385
State Income Taxes Receivable	5,089	6,124
Fair Values of Firm Commitments	17,046	9,096

	$43,516	$38,334

Earnings Per Common Share. Basic earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options, SARs and restricted stock units. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs and restricted stock units that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 191,285 and 23,478 securities excluded as being antidilutive for the quarters ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation. During the quarter ended December 31, 2011, the Company granted 166,000 non-performance based SARs having a weighted average exercise price of $55.09 per share. The weighted average grant date fair value of these SARs was $11.20 per share. These SARs will be settled in shares of common stock of the Company and are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for those SARs is the same as the accounting for stock options. The non-performance based SARs granted during the quarter ended December 31, 2011 vest annually in one-third increments and become exercisable on the third anniversary of the date of grant. The weighted average grant date fair value of these non-performance based SARs granted during the quarter ended December 31, 2011 was estimated on the date of grant using the same accounting treatment that is applied for stock options.

Item 1. Financial Statements (Cont.)

There were no stock options granted during the quarter ended December 31, 2011. The Company did not recognize a tax benefit related to the exercise of stock options and/or performance based SARs for the calendar years ended December 31, 2011 and December 31, 2010 due to tax loss carryforwards. The Company expects to recognize tax benefits of $14.2 million and $18.1 million in Paid in Capital related to calendar 2011 and calendar 2010 stock option and/or performance based SAR exercises, respectively, in future years as the tax loss carryforward is utilized.

The Company granted 41,525 restricted share awards (non-vested stock as defined by the current accounting literature) during the quarter ended December 31, 2011. The weighted average fair value of such restricted shares was $55.09 per share. In addition, the Company granted 56,000 restricted stock units during the quarter ended December 31, 2011. The weighted average fair value of such restricted stock units was $48.77 per share. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for these restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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

In September 2011, the FASB issued revised authoritative guidance that simplifies the testing of goodwill for impairment. The revised guidance allows companies the option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised authoritative guidance is required to be effective for the Company’s annual impairment test performed in fiscal 2013. While early adoption is permitted, the Company has not adopted the new provisions to date.

In December 2011, the FASB issued authoritative guidance requiring enhanced disclosures regarding offsetting assets and liabilities. Companies are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2014 and is not expected to have a significant impact on the Company’s financial statements.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of December 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents – Money Market Mutual Funds	$180,312	$—	$—	$180,312
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	106,115	—	106,115
Other Investments:
Balanced Equity Mutual Fund	21,696	—	—	21,696
Common Stock – Financial Services Industry	4,197	—	—	4,197
Other Common Stock	272	—	—	272
Hedging Collateral Deposits	25,118	—	—	25,118

Total	$231,595	$106,115	$—	$337,710

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts—Gas	$3,516	$—	$—	$3,516
Over the Counter Swaps – Oil	—	—	54,773	54,773
Over the Counter Swaps – Gas	—	(10,079)	—	(10,079)

Total	$3,516	$(10,079)	$54,773	$48,210

Total Net Assets/(Liabilities)	$228,079	$116,194	$(54,773)	$289,500

Item 1. Financial Statements (Cont.)

Recurring Fair Value Measures	At fair value as of September 30, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents – Money Market Mutual Funds	$32,444	$—	$—	$32,444
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	75,113	—	75,113
Over the Counter Swaps – Oil	—	—	972	972
Other Investments:
Balanced Equity Mutual Fund	19,882	—	—	19,882
Common Stock – Financial Services Industry	4,478	—	—	4,478
Other Common Stock	226	—	—	226
Hedging Collateral Deposits	19,701	—	—	19,701

Total	$76,731	$75,113	$972	$152,816

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$3,292	$—	$—	$3,292
Over the Counter Swaps – Oil	—	—	6,382	6,382

Total	$3,292	$—	$6,382	$9,674

Total Net Assets/(Liabilities)	$73,439	$75,113	$(5,410)	$143,142

Derivative Financial Instruments

At December 31, 2011 and September 30, 2011, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $4.5 million (at December 31, 2011) and $5.5 million (at September 30, 2011), which are associated with these futures contracts have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at December 31, 2011 and September 30, 2011 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of all of the Company’s Exploration and Production segment’s crude oil price swap agreements at December 31, 2011 and September 30, 2011. Hedging collateral deposits of $20.6 million and $14.2 million associated with these crude oil price swap agreements have been reported in Level 1 at December 31, 2011 and September 30, 2011, respectively. The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume). Based on an assessment of the counterparties’ credit risk, the fair market value of the price swap agreements reported as Level 2 assets has been reduced by $2.2 million at December 31, 2011 and the fair market value of the price swap agreements reported as Level 2 and Level 3 assets has been reduced by $2.0 million at September 30, 2011. Based on an assessment of the Company’s credit risk, the fair market value of the price swap agreements reported as Level 2 and Level 3 liabilities at December 31, 2011 has been reduced by $0.1 million and the fair market value of the price swap agreements reported as Level 3 liabilities has not been reduced at September 30, 2011. These credit reserves were determined by applying default probabilities to the anticipated cash flows that the Company is either expecting from its counterparties or expecting to pay to its counterparties.

Item 1. Financial Statements (Cont.)

The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the quarters ended December 31, 2011 and 2010, respectively. For the quarters ended December 31, 2011 and December 31, 2010, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the periods presented in the tables below. All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below.

Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
(Dollars in thousands)	October 1, 2011	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income	Transfer In/Out of Level 3	December 31, 2011
Derivative Financial Instruments(2)	$(5,410)	$12,612	(1)	$(61,975)	$—	$(54,773)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended December 31, 2011.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
(Dollars in thousands)	October 1, 2010	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income	Transfer In/ Out of Level 3	December 31, 2010
Derivative Financial Instruments(2)	$(16,483)	$3,602	(1)	$(24,526)	$—	$(37,407)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended December 31, 2010.

(2)	Derivative Financial Instruments are shown on a net basis.

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

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$1,399,000	$1,536,798	$1,049,000	$1,198,585

Item 1. Financial Statements (Cont.)

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

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $54.9 million and $54.8 million at December 31, 2011 and September 30, 2011, respectively. The fair value of the equity mutual fund was $21.7 million at December 31, 2011 and $19.9 million at September 30, 2011. The gross unrealized gain on this equity mutual fund was $0.3 million at December 31, 2011. The gross unrealized loss on the equity mutual fund was $0.7 million at September 30, 2011. The fair value of the stock of an insurance company was $4.2 million at December 31, 2011 and $4.5 million at September 30, 2011. The gross unrealized gain on this stock was $1.8 million at December 31, 2011 and $2.1 million at September 30, 2011. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments

The Company uses derivative instruments to manage commodity price risk in the Exploration and Production and Energy Marketing segments. The Company enters into futures contracts and over-the-counter swap agreements for natural gas and crude oil to manage the price risk associated with forecasted sales of gas and oil. The Company also enters into futures contracts and swaps to manage the risk associated with forecasted gas purchases, storage of gas, withdrawal of gas from storage to meet customer demand and the potential decline in the value of gas held in storage. The duration of the majority of the Company’s hedges does not typically exceed 3 years.

The Company has presented its net derivative assets and liabilities on its Consolidated Balance Sheets at December 31, 2011 and September 30, 2011 as shown in the table below.

	Fair Values of Derivative Instruments
	(Dollar Amounts in Thousands)
	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Commodity Contracts – at December 31, 2011	Fair Value of Derivative Financial Instruments	$106,115	Fair Value of Derivative Financial Instruments	$48,210

Commodity Contracts – at September 30, 2011	Fair Value of Derivative Financial Instruments	$76,085	Fair Value of Derivative Financial Instruments	$9,674

Item 1. Financial Statements (Cont.)

The following table discloses the fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Consolidated Balance Sheets at December 31, 2011 and September 30, 2011.

Derivatives Designated as Hedging	Fair Values of Derivative Instruments (Dollar Amounts in Thousands)
Instruments	Gross Asset Derivatives	Gross Liability Derivatives
Commodity Contracts – at December 31, 2011	$ 122,870	$ 64,965
Commodity Contracts – at September 30, 2011	$ 90,253	$ 23,842

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

As of December 31, 2011, the Company’s Exploration and Production segment had the following commodity derivative contracts (swaps) outstanding to hedge forecasted sales (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings):

Commodity	Units
Natural Gas	54.7 Bcf (all short positions)
Crude Oil	2,331,000 Bbls (all short positions)

As of December 31, 2011, the Company’s Energy Marketing segment had the following commodity derivative contracts (futures contracts and swaps) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings) and purchases (where the Company uses long positions (i.e. positions that pay-off in the event of commodity price increases) to mitigate the risk of increasing natural gas prices, which would lead to increased purchased gas expense and decreased earnings):

Commodity	Units
Natural Gas	8.3 Bcf (5.7 Bcf short positions (forecasted storage withdrawals) and 2.6 Bcf long positions (forecasted storage injections))

As of December 31, 2011, the Company’s Exploration and Production segment had $58.1 million ($33.6 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $36.8 million ($21.2 million after tax) of these gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain pertaining to derivative financial instruments for both the Exploration and Production and Energy Marketing segment.

Item 1. Financial Statements (Cont.)

As of December 31, 2011, the Company’s Energy Marketing segment had $2.5 million ($1.5 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that all of the gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the sales and purchases of the underlying commodities occur. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain pertaining to derivative financial instruments for both the Exploration and Production and Energy Marketing segment.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Three Months Ended December 31, 2011 and 2010 (Thousands of Dollars)
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
Gain or (Loss)
Reclassified from
Accumulated Other
Comprehensive Income
(Loss) on the
Consolidated Balance
Sheet into the
Consolidated Statement
of Income (Effective
Portion)
for the Three
Months Ended
				December 31,		Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended December 31,
	2011	2010		2011	2010		2011	2010
Commodity Contracts – Exploration & Production segment	$(3,923)	$(26,781)	Operating Revenue	$5,420	$9,007	Operating Revenue	$—	$—
Commodity Contracts – Energy Marketing segment	$6,078	$(269)	Purchased Gas	$6,444	$46	Operating Revenue	$—	$—
Commodity Contracts – Pipeline & Storage segment	$—	$(86)	Operating Revenue	$—	$—	Operating Revenue	$—	$—

Total	$2,155	$(27,136)		$11,864	$9,053		$—	$—

Item 1. Financial Statements (Cont.)

Fair value hedges

The Company’s Energy Marketing segment utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of December 31, 2011, the Company’s Energy Marketing segment had fair value hedges covering approximately 10.6 Bcf (8.8 Bcf of fixed price sales commitments (all long positions) and 1.8 Bcf of fixed price purchase commitments (all short positions)). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Consolidated Statement of Income	Gain/(Loss) on Derivative	Gain/(Loss) on Commitment
Operating Revenues	$(625,482)	$625,482
Purchased Gas	$1,076,443	$(1,076,443)

Derivatives in Fair Value Hedging Relationships – Energy Marketing segment	Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income for the Three Months Ended December 31, 2011 (In thousands)
Commodity Contracts — Hedge of fixed price sales commitments of natural gas	Operating Revenues	$ (625)
Commodity Contracts — Hedge of fixed price purchase commitments of natural gas	Purchased Gas	$ 1,076

$ 451

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with eleven counterparties of which ten are in a net gain position. On average, the Company had $10.5 million of credit exposure per counterparty in a gain position at December 31, 2011. The maximum credit exposure per counterparty in a gain position at December 31, 2011 was $19.2 million. The Company had not received any collateral from these counterparties at December 31, 2011 since the Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties’ credit ratings declined to levels at which the counterparties were required to post collateral.

As of December 31, 2011, eight of the eleven counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of

Item 1. Financial Statements (Cont.)

credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the current liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required. At December 31, 2011, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $70.9 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). At December 31, 2011, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $44.7 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). For its over-the-counter crude oil swap agreements, which are in a liability position, the Company was required to post $20.6 million in hedging collateral deposits at December 31, 2011. This is discussed in Note 1 under Hedging Collateral Deposits.

For its exchange traded futures contracts which are in a liability position, the Company had posted $4.5 million in hedging collateral as of December 31, 2011. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4—Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Current Income Taxes
Federal	$(7)	$—
State	1,334	1,452
Deferred Income Taxes
Federal	31,338	29,936
State	8,060	6,664

	40,725	38,052
Deferred Investment Tax Credit	(145)	(174)

Total Income Taxes	$40,580	$37,878

Presented as Follows:
Other Income	$(145)	$(174)
Income Tax Expense	40,725	38,052

Total Income Taxes	$40,580	$37,878

Item 1. Financial Statements (Cont.)

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Three Months Ended
	December 31,
	2011	2010
U.S. Income Before Income Taxes	$101,279	$96,421

Income Tax Expense, Computed at U.S. Federal Statutory Rate of 35%	$35,448	$33,747

Increase (Reduction) in Taxes Resulting from:
State Income Taxes	6,106	5,275
Miscellaneous	(974)	(1,144)

Total Income Taxes	$40,580	$37,878

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	At December 31, 2011	At September 30, 2011
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,116,690	$1,062,255
Pension and Other Post-Retirement Benefit Costs	213,170	217,302
Other	67,876	70,389

Total Deferred Tax Liabilities	1,397,736	1,349,946

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(262,571)	(263,606)
Tax Loss Carryforwards	(83,199)	(71,516)
Other	(75,082)	(74,863)

Total Deferred Tax Assets	(420,852)	(409,985)

Total Net Deferred Income Taxes	$976,884	$939,961

Presented as Follows:
Net Deferred Tax Liability/(Asset) – Current	$(14,921)	$(15,423)
Net Deferred Tax Liability – Non-Current	991,805	955,384

Total Net Deferred Income Taxes	$976,884	$939,961

As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Tax benefits of $14.2 million and $18.1 million for the periods ending December 31, 2011 and September 30, 2011, respectively, relating to the excess stock-based compensation deductions will be recorded in Paid in Capital in future years when such tax benefits are realized.

Item 1. Financial Statements (Cont.)

Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $65.5 million at December 31, 2011 and September 30, 2011. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $145.5 million and $144.4 million at December 31, 2011 and September 30, 2011, respectively.

The Company files U.S. federal and various state income tax returns. The Internal Revenue Service (IRS) is currently conducting an examination of the Company for fiscal 2011 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. While the federal statute of limitations remains open for fiscal 2008 and later years, IRS examinations for fiscal 2008 and prior years have been completed and the Company believes such years are effectively settled. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. Local IRS examiners proposed to disallow most of the tax accounting method change recorded by the Company in fiscal 2009 and fiscal 2010. The Company has filed protests with the IRS Appeals Office disputing the local IRS findings.

The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.

Note 5—Capitalization

Common Stock. During the three months ended December 31, 2011, the Company issued 272,292 original issue shares of common stock as a result of stock option exercises and 41,525 original issue shares for restricted stock awards (non-vested stock as defined by the current accounting literature for stock-based compensation). In addition, the Company issued 31,474 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan. The Company also issued 4,050 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the three months ended December 31, 2011. Holders of stock options, SARs or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the three months ended December 31, 2011, 123,533 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt. There was no Current Portion of Long-Term Debt at December 31, 2011. Current Portion of Long-Term Debt at September 30, 2011 consisted of $150 million of 6.70% notes that matured in November 2011.

Long-Term Debt. On December 1, 2011, the Company issued $500.0 million of 4.90% notes due December 1, 2021. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $496.1 million. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of a change in control and a ratings downgrade to a rating below investment grade. The proceeds of this debt issuance were used for general corporate purposes, including refinancing short-term debt that was used to pay the $150 million due at the maturity of the Company’s 6.70% notes in November 2011.

Item 1. Financial Statements (Cont.)

Note 6—Commitments and Contingencies

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

The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design work plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. An estimated minimum liability for remediation of this site of $14.3 million has been recorded.

At December 31, 2011, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $16.0 million to $20.2 million. The minimum estimated liability of $16.0 million, which includes the $14.3 million discussed above, has been recorded on the Consolidated Balance Sheet at December 31, 2011. The Company expects to recover its environmental clean-up costs through rate recovery.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts. As stated in the 2011 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2011 Form 10-K. As for segment assets, the only significant changes from the segment assets disclosed in the 2011 Form 10-K involve the Exploration and Production segment as well as Corporate and Intersegment Eliminations. Total Exploration and Production segment assets have increased by $216.6 million while Corporate and Intersegment Eliminations assets have increased by $204.6 million.

Item 1. Financial Statements (Cont.)

Quarter Ended December 31, 2011 (Thousands)

	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$208,810	$35,225	$135,974	$51,222	$431,231	$937	$255	$432,423
Intersegment Revenues	$4,389	$21,064	$—	$287	$25,740	$3,362	$(29,102)	$—
Segment Profit:

Net Income (Loss)	$19,353	$9,959	$30,315	$429	$60,056	$1,404	$(761)	$60,699

Quarter Ended December 31, 2010 (Thousands)

	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$242,842	$33,513	$120,168	$53,652	$450,175	$549	$224	$450,948
Intersegment Revenues	$4,570	$19,882	$—	$—	$24,452	$1,678	$(26,130)	$—
Segment Profit:

Net Income (Loss)	$22,990	$8,578	$27,373	$932	$59,873	$(574)	$(756)	$58,543

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three months ended December 31,	2011	2010	2011	2010
Service Cost	$3,551	$3,693	$1,004	$1,069
Interest Cost	10,381	10,669	5,329	5,471
Expected Return on Plan Assets	(14,925)	(14,776)	(7,243)	(7,291)
Amortization of Prior Service Cost	67	147	(534)	(427)
Amortization of Transition Amount	—	—	3	135
Amortization of Losses	9,904	8,718	6,014	5,948
Net Amortization and Deferral
For Regulatory Purposes (Including Volumetric Adjustments) (1)	(1,802)	(1,793)	2,132	1,921

Net Periodic Benefit Cost	$7,176	$6,658	$6,705	$6,826

(1)

The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Item 1. Financial Statements (Concl.)

Employer Contributions. During the three months ended December 31, 2011, the Company contributed $22.5 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $5.2 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2012, the Company expects to contribute between $16.0 and $27.0 million to the Retirement Plan. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2012 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2012, the Company expects to contribute between $14.0 and $15.0 million to its VEBA trusts and 401(h) accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

[Please note that this overview is a high-level summary

of items that are discussed in greater detail in subsequent sections of this report.]

The Company is a diversified energy holding company that owns a number of subsidiary operating companies, and reports financial results in four reportable business segments. For the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010, the Company experienced an increase in earnings of $2.2 million, primarily due to higher earnings in the Exploration and Production segment and the Pipeline and Storage segment, as well as in the All Other category. Lower earnings in the Utility and Energy Marketing segments partly offset these increases. For further discussion of the Company’s earnings, refer to the Results of Operations section below.

The Marcellus Shale is a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. Due to the depth at which this formation is found, drilling and completion costs, including the drilling and completion of horizontal wells with hydraulic fracturing, are very expensive. However, independent geological studies have indicated that this formation could yield natural gas reserves measured in the trillions of cubic feet. The Company controls the natural gas interests associated with approximately 745,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations. The Company’s reserve base has grown substantially from development in the Marcellus Shale. Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 331 Bcf at September 30, 2010 to 607 Bcf at September 30, 2011. With this in mind, and with a natural desire to realize the value of these assets in a responsible and orderly fashion, the Company has spent significant amounts of capital in this region. For the quarter ended December 31, 2011, the Company spent $172.0 million towards the development of the Marcellus Shale.

Coincident with the development of its Marcellus Shale acreage, the Company’s Pipeline and Storage segment is building pipeline gathering and transmission facilities to connect Marcellus Shale production with existing pipelines in the region and is pursuing the development of additional pipeline and storage capacity in order to meet anticipated demand for the large amount of Marcellus Shale production expected to come on-line in the months and years to come. One such project, Empire’s Tioga County Extension Project, was placed in service in November 2011. Supply Corporation’s planned Northern Access expansion project is also considered significant. Just like the Tioga County Extension Project, it is designed to receive natural gas produced from the Marcellus Shale and transport it to Canada and the Northeast United States to meet growing demand in those areas. During the past two years, Empire and Supply Corporation experienced a decline in the volumes of natural gas received at the Canada/United States border at the Niagara River to be shipped across their systems. The historical price advantage for gas sold at the Niagara import points has declined as production in the Canadian producing regions has declined or been diverted to other demand areas, and as production from new shale plays has increased in the United States. This factor has been causing shippers to seek alternative gas supplies and consequently alternative transportation routes. Empire’s Tioga County Extension Project is currently providing one such alternative transportation route and Supply Corporation’s Northern Access expansion project is designed to provide another alternative transportation route. These projects, which are discussed more completely in the Investing Cash Flow section that follows, have or will involve significant capital expenditures.

From a capital resources perspective, the Company has largely been able to meet its capital expenditure needs for all of the above projects by using cash from operations. In addition, the Company’s December 2011 issuance of $500.0 million of 4.90% notes due in December 2021 has enhanced its liquidity position to meet these needs. On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement that replaces the Company’s $300.0 million committed credit facility with a similar committed credit facility totaling $750.0 million that extends to January 6, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The possibility of environmental risks associated with a well completion technology referred to as hydraulic fracturing continues to be debated. In Pennsylvania, where the Company is focusing its Marcellus Shale development efforts, the permitting and regulatory processes seem to strike a balance between the environmental concerns associated with hydraulic fracturing and the benefits of increased natural gas production. Hydraulic fracturing is a well stimulation technique that has been used for many years, and in the Company’s experience, one that the Company believes has little negative impact to the environment. Nonetheless, the potential for increased state or federal regulation of hydraulic fracturing could impact future costs of drilling in the Marcellus Shale and lead to operational delays or restrictions. There is also the risk that drilling could be prohibited on certain acreage that is prospective for the Marcellus Shale. For example, New York State had a moratorium in place that prevented hydraulic fracturing of new horizontal wells in the Marcellus Shale. The moratorium ended in July 2011 and the DEC has issued its recommendations for shale development and production. However, the recommendations have not gone into effect to date. Due to the small amount of Marcellus Shale acreage owned by the Company in New York State, the final outcome of the DEC’s recommendations are not expected to have a significant impact on the Company’s plans for Marcellus Shale development. Please refer to the Risk Factors section of the Form 10-K for the year ended September 30, 2011 for further discussion.

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2011 Form 10-K. There have been no material changes to that disclosure other than as set forth below. The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Oil and Gas Exploration and Development Costs. The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties. In accordance with this methodology, the Company is required to perform a quarterly ceiling test. Under the ceiling test, the present value of future revenues from the Company’s oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling. At December 31, 2011, the ceiling exceeded the book value of the oil and gas properties by approximately $360.3 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended December 31, 2011, based on posted Midway Sunset prices was $103.62 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2011, based on the quoted Henry Hub spot price for natural gas, was $4.12 per MMBtu. (Note – Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended December 31, 2011.) If natural gas average prices used in the ceiling test calculation at December 31, 2011 had been $1 per MMBtu lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $187.9 million. If crude oil average prices used in the ceiling test calculation at December 31, 2011 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $315.3 million. If both natural gas and crude oil average prices used in the ceiling test calculation at December 31, 2011 were lower by $1 per MMBtu and $5 per Bbl, respectively, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $142.9 million. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation. For a more complete discussion of the full cost method of accounting, refer to “Oil and Gas Exploration and Development Costs” under “Critical Accounting Estimates” in Item 7 of the Company’s 2011 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

RESULTS OF OPERATIONS

Earnings

The Company’s earnings were $60.7 million for the quarter ended December 31, 2011 compared with earnings of $58.5 million for the quarter ended December 31, 2010. The increase in earnings of $2.2 million is primarily a result of higher earnings in the Exploration and Production segment, the Pipeline and Storage segment and the All Other category. Lower earnings in the Utility and Energy Marketing segments partially offset these increases.

Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

Three Months Ended December 31 (Thousands)	2011	2010	Increase (Decrease)
Utility	$19,353	$22,990	$(3,637)
Pipeline and Storage	9,959	8,578	1,381
Exploration and Production	30,315	27,373	2,942
Energy Marketing	429	932	(503)

Total Reportable Segments	60,056	59,873	183
All Other	1,404	(574)	1,978
Corporate	(761)	(756)	(5)

Total Consolidated	$60,699	$58,543	$2,156

Utility

Utility Operating Revenues

Three Months Ended December 31 (Thousands)	2011	2010	Increase (Decrease)
Retail Sales Revenues:
Residential	$148,263	$177,189	$(28,926)
Commercial	17,645	22,545	(4,900)
Industrial	1,022	1,244	(222)

	166,930	200,978	(34,048)

Transportation	34,965	35,412	(447)
Off-System Sales	9,145	8,889	256
Other	2,159	2,133	26

	$213,199	$247,412	$(34,213)

Utility Throughput

Three Months Ended December 31 (MMcf)	2011	2010	Increase (Decrease)
Retail Sales:
Residential	14,549	17,160	(2,611)
Commercial	1,994	2,469	(475)
Industrial	101	146	(45)

	16,644	19,775	(3,131)

Transportation	16,928	18,110	(1,182)
Off-System Sales	2,745	1,863	882

	36,317	39,748	(3,431)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Degree Days

Three Months Ended December 31				Percent Colder (Warmer) Than
	Normal	2011	2010	Normal(1)	Prior Year(1)
Buffalo	2,260	1,848	2,332	(18.2)	(20.8)
Erie	2,081	1,721	2,160	(17.3)	(20.3)

(1)	Percents compare actual 2011 degree days to normal degree days and actual 2011 degree days to actual 2010 degree days.

2011 Compared with 2010

Operating revenues for the Utility segment decreased $34.2 million for the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. This decrease largely resulted from a $34.0 million decrease in retail gas sales revenues. The decrease in retail gas sales revenues was primarily due to warmer weather combined with the recovery of lower gas costs (subject to certain timing variations, gas costs are recovered dollar for dollar in revenues). The recovery of lower gas costs resulted from lower volumes sold combined with a lower cost of purchased gas. The Utility segment’s average cost of purchased gas, including the cost of transportation and storage, was $5.78 per Mcf for the three months ended December 31, 2011, a decrease of 5% from the average cost of $6.06 per Mcf for the three months ended December 31, 2010.

The increase in off-system sales revenues was largely due to an increase in off-system sales volume. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact to margins. The decrease in transportation revenues of $0.4 million was primarily due to a 1.2 Bcf decrease in transportation throughput, largely the result of warmer weather. The decrease in transportation revenues was partially offset by the migration of customers from retail sales to transportation service.

The Utility segment’s earnings for the quarter ended December 31, 2011 were $19.4 million, a decrease of $3.6 million when compared with earnings of $23.0 million for the quarter ended December 31, 2010. The decrease in earnings is largely attributable to warmer weather ($2.3 million) and various routine regulatory adjustments ($0.9 million). In addition, earnings were negatively impacted by higher operating expenses of $0.3 million (largely the result of higher personnel costs and outside services). These decreases were partially offset by the positive earnings impact of lower interest expense ($0.4 million), which was largely due to lower interest on deferred gas costs.

The impact of weather on the Utility segment’s New York rate jurisdiction is tempered by a weather normalization clause (WNC). The WNC, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For the quarter ended December 31, 2011, the WNC preserved earnings of approximately $1.4 million, as the weather was warmer than normal. For the quarter ended December 31, 2010, the WNC reduced earnings by $0.1 million, as it was colder than normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues

Three Months Ended December 31 (Thousands)	2011	2010	Increase (Decrease)
Firm Transportation	$39,132	$34,950	$4,182
Interruptible Transportation	402	314	88

	39,534	35,264	4,270

Firm Storage Service	16,498	16,603	(105)
Interruptible Storage Service	—	17	(17)
Other	257	1,511	(1,254)

	$56,289	$53,395	$2,894

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage Throughput

Three Months Ended December 31 (MMcf)	2011	2010	Increase (Decrease)
Firm Transportation	83,608	89,249	(5,641)
Interruptible Transportation	808	125	683

	84,416	89,374	(4,958)

2011 Compared with 2010

Operating revenues for the Pipeline and Storage segment increased $2.9 million in the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. The increase was primarily due to an increase in transportation revenues of $4.3 million, largely due to new contracts for transportation service on Supply Corporation’s Line N Expansion Project, which was placed in service in October 2011, and Empire’s Tioga County Extension Project, which was placed in service in November 2011. Both projects provide pipeline capacity for Marcellus Shale production and are discussed in the Investing Cash Flow section that follows. The increase in transportation revenues was partially offset by a decrease in efficiency gas revenues of $1.2 million (reported as a part of other revenue in the table above) resulting from lower natural gas prices and an adjustment to reduce the carrying value of Supply Corporation’s efficiency gas inventory to market value during the quarter ended December 31, 2011. Under Supply Corporation’s tariff with shippers, Supply Corporation is allowed to retain a set percentage of shipper-supplied gas as compressor fuel and for other operational purposes. To the extent that Supply Corporation does not need all of the gas to cover such operational needs, it is allowed to keep the excess gas as inventory. That inventory is later sold to buyers on the open market. The excess gas that is retained as inventory, as well as any gains resulting from the sale of such inventory, represent efficiency gas revenue to Supply Corporation.

Volume fluctuations generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire. While transportation volume decreased by 5.0 Bcf largely due to warmer weather, there was little impact on revenues due to Supply Corporation and Empire’s straight fixed-variable rate design.

The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2011 were $10.0 million, an increase of $1.4 million when compared with earnings of $8.6 million for the quarter ended December 31, 2010. The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $2.8 million, as discussed above, combined with an increase in the allowance for funds used during construction (equity component) of $0.8 million primarily due to construction during the current quarter on Supply Corporation’s Line N Expansion Project and Line N 2012 Expansion Project and Empire’s Tioga County Extension Project. These earnings increases were partially offset by the earnings impact associated with lower efficiency gas revenues ($0.8 million), as discussed above, higher depreciation expense ($0.7 million) and higher operating expenses ($0.6 million). The increase in depreciation expense is primarily the result of additional projects that were placed in service in the last year. The increase in operating expenses can be attributed primarily to higher pension expense and additional costs associated with compliance with federal/state mandates and Supply Corporation’s current rate case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Exploration and Production

Exploration and Production Operating Revenues

Three Months Ended December 31 (Thousands)	2011	2010	Increase (Decrease)
Gas (after Hedging)	$66,512	$58,009	$8,503
Oil (after Hedging)	65,671	58,692	6,979
Gas Processing Plant	6,961	6,683	278
Other	(31)	(114)	83
Intrasegment Elimination (1)	(3,139)	(3,102)	(37)

	$135,974	$120,168	$15,806

(1)

Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

Production Volumes

Three Months Ended December 31	2011	2010	Increase (Decrease)
Gas Production (MMcf)
Appalachia	13,111	8,082	5,029
West Coast	817	935	(118)
Gulf Coast	—	2,013	(2,013)

Total Production	13,928	11,030	2,898

Oil Production (Mbbl)
Appalachia	10	10	—
West Coast	709	654	55
Gulf Coast	—	106	(106)

Total Production	719	770	(51)

Average Prices

Three Months Ended December 31	2011	2010	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$3.39	$4.03	$(0.64)
West Coast	$4.95	$3.92	$1.03
Gulf Coast	N/M	$4.55	N/M
Weighted Average	$3.48	$4.11	$(0.63)
Weighted Average After Hedging	$4.78	$5.26	$(0.48)
Average Oil Price/Bbl
Appalachia	$88.16	$81.40	$6.76
West Coast	$109.23	$80.45	$28.78
Gulf Coast	N/M	$83.97	N/M
Weighted Average	$108.93	$80.95	$27.98
Weighted Average After Hedging	$91.38	$76.24	$15.14

2011 Compared with 2010

Operating revenues for the Exploration and Production segment increased $15.8 million for the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. Gas production revenue after hedging increased $8.5 million primarily due to production increases in the Appalachian division, partially offset by decreases in Gulf Coast production. The increase in Appalachian

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

production was primarily due to increased development within the Marcellus Shale formation, primarily in Tioga County, Pennsylvania. The decrease in Gulf Coast gas production resulted from the sale of the Exploration and Production segment’s offshore oil and natural gas properties in April 2011. Increases in natural gas production were partially offset by a $0.48 per Mcf decrease in the weighted average price of gas after hedging. Oil production revenue after hedging increased $7.0 million due to an increase in the weighted average price of oil after hedging ($15.14 per Bbl). This increase was partially offset by a decrease in production as a result of the aforementioned sale of Gulf Coast offshore properties.

The Exploration and Production segment’s earnings for the quarter ended December 31, 2011 were $30.3 million, an increase of $2.9 million when compared to earnings of $27.4 million for the quarter ended December 31, 2010. Higher natural gas production in the Appalachian region, higher crude oil prices in the West Coast region, and higher crude oil production in the West Coast region increased earnings by $17.1 million, $7.6 million, and $2.6 million, respectively. Lower interest expense ($0.6 million) due to lower average interest rates further contributed to the earnings increase. Lower natural gas and crude oil revenues from the Gulf Coast region ($12.1 million) due to the sale of the offshore oil and natural gas properties partially offset the earnings increase. In addition, lower natural gas prices in the Appalachian and West Coast regions ($5.2 million) further decreased earnings. Earnings were further reduced by higher depletion expense ($5.1 million), higher general, administrative and other operating expenses ($1.4 million), higher income tax expense ($0.9 million), and higher lease operating expenses ($0.8 million). The increase in depletion expense is primarily due to an increase in production and depletable base (largely due to increased capital spending in the Appalachian region, specifically related to the development of Marcellus Shale properties). The increase in lease operating expenses is largely attributable to a higher number of producing properties and higher transportation costs in the Appalachian region combined with higher steam fuel costs in the West Coast region. This was partially offset by the elimination of lease operating expenses in the Gulf Coast region. The increase in income taxes is attributable to higher state income taxes. Higher personnel costs are largely responsible for the increase in general, administrative and other operating expenses.

Energy Marketing

Energy Marketing Operating Revenues

Three Months Ended December 31 (Thousands)	2011	2010	Decrease
Natural Gas (after Hedging)	$51,498	$53,639	$(2,141)
Other	11	13	(2)

	$51,509	$53,652	$(2,143)

Energy Marketing Volume

Three Months Ended December 31	2011	2010	Decrease
Natural Gas – (MMcf)	10,312	10,746	(434)

2011 Compared with 2010

Operating revenues for the Energy Marketing segment decreased $2.1 million for the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. The decrease primarily reflects a decline in gas sales revenue due largely to a decrease in volume sold. Warmer weather is primarily responsible for the decrease in volume. The decrease in volume also reflects a decrease in volume sold to low-margin wholesale customers. Such transactions had the effect of decreasing revenue and volume sold with minimal impact to earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The Energy Marketing segment’s earnings for the quarter ended December 31, 2011 were $0.4 million, a decrease of $0.5 million when compared with earnings of $0.9 million for the quarter ended December 31, 2010. This decrease was largely attributable to a decline in margin of $0.4 million and higher operating costs of $0.1 million. The decrease in margin was primarily due to lower average margins per Mcf as well as lower volume sold to retail customers.

Corporate and All Other

2011 Compared with 2010

Corporate and All Other operations recorded net income of $0.6 million for the quarter ended December 31, 2011 compared with a loss of $1.3 million for the quarter ended December 31, 2010. The increase in earnings was largely due to higher gathering and processing revenues of $1.0 million, a reduction in losses from unconsolidated subsidiaries of $0.7 million, lower interest expense of $0.7 million and higher revenues from sales of standing timber of $0.4 million, partially offset by lower interest income of $0.5 million. The higher gathering and processing revenues are due to Midstream Corporation’s increase in gathering operations for Marcellus Shale gas in Tioga County, Pennsylvania. The loss from unconsolidated subsidiaries of $0.7 million that occurred during the quarter ended December 31, 2010 was largely due to lower renewable energy credit revenue recorded by Seneca Energy and Model City. This did not recur during the quarter ended December 31, 2011 as Seneca Energy and Model City were sold in February 2011. The decrease in interest expense was due to lower interest rates on borrowings. In November 2011, $150 million of 6.70% notes matured. In December 2011, the Company issued $500 million of notes at 4.90%. The decrease in interest income was due to lower interest collected from the Company’s Exploration and Production segment as a result of lower interest rates on borrowings discussed above.

Other Income

Other income increased $1.4 million for the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. The increase is primarily attributed to a reduction in losses from unconsolidated subsidiaries of $1.0 million. It also reflects a $0.8 million increase in allowance for funds used during construction in the Pipeline and Storage segment. These factors were partially offset by a $0.4 million gain on the sale of Horizon Energy Development for the quarter ended December 31, 2010, which did not recur during the quarter ended December 31, 2011.

Interest Expense on Long-Term Debt

Interest on long-term debt decreased $1.6 million for the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. This decrease is primarily the result of lower average interest rates coupled with a slightly lower average amount of long-term debt outstanding. The Company repaid $150 million of 6.70% notes that matured in November 2011. In December 2011, the Company issued $500.0 million of 4.90% notes due in December 2021.

Other Interest Expense

Other interest expense decreased $0.6 million for the quarter ended December 31, 2011 as compared with the quarter ended December 31, 2010. The decrease is mainly due to lower interest expense on regulatory deferrals (primarily interest on deferred gas costs) in the Utility segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the three-month period ended December 31, 2011 consisted of proceeds from the issuance of long-term debt and cash provided by operating activities. The Company’s primary source of cash during the three-month period ended December 31, 2010 consisted of cash provided by operating activities. This source of cash was supplemented by short-term borrowings for the quarter ended December 31, 2010. During the three months ended December 31, 2011 and December 31, 2010, the common stock used to fulfill the requirements of the Company’s 401(k) plans was obtained via open market purchases. In April 2011, the Company began issuing original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization and deferred income taxes.

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

Net cash provided by operating activities totaled $79.2 million for the three months ended December 31, 2011, a decrease of $8.3 million when compared with the $87.5 million provided by operating activities for the three months ended December 31, 2010. The decrease in cash provided by operating activities is primarily due to an increase in cash used in operations in the Energy Marketing segment and lower cash provided by operations in the Utility segment, both of which were partially offset by an increase in cash provided by operations in the Exploration and Production segment. The variation in the Energy Marketing segment can be attributed to lower customer advances due to low gas prices combined with hedging collateral account fluctuations. The decrease in the Utility segment can be attributed to the timing of gas cost recovery. The increase in the Exploration and Production segment reflects higher cash receipts from oil and natural gas production in the West Coast and Appalachian regions combined with hedging collateral account fluctuations, which both offset the loss of cash flow from the Company’s former oil and natural gas properties in the Gulf of Mexico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $279.0 million for the three months ended December 31, 2011 and $200.9 million for the three months ended December 31, 2010. The table below presents these expenditures:

Total Expenditures for Long-Lived Assets

Three Months Ended December 31, (Millions)	2011		2010		Increase
Utility:
Capital Expenditures	$11.3		$10.9		$0.4
Pipeline and Storage:
Capital Expenditures	44.2	(1)(2)	9.2	(3)	35.0
Exploration and Production:
Capital Expenditures	191.9	(1)(2)	179.8	(3)(4)	12.1
All Other:
Capital Expenditures	31.6	(1)(2)	1.0		30.6

	$279.0		$200.9		$78.1

(1)

Capital expenditures for the Exploration and Production segment include $88.1 million of accrued capital expenditures at December 31, 2011, the majority of which was in the Appalachian region. Capital expenditures for the Pipeline and Storage segment include $15.8 million of accrued capital expenditures at December 31, 2011. In addition, capital expenditures for the All Other category include $14.5 million of accrued capital expenditures at December 31, 2011. These amounts have been excluded from the Consolidated Statement of Cash Flows at December 31, 2011 since they represent non-cash investing activities at that date.

(2)

Capital expenditures for the Exploration and Production segment for the three months ended December 31, 2011 exclude $63.5 million of capital expenditures, the majority of which was in the Appalachian region. Capital expenditures for the Pipeline and Storage segment for the three months ended December 31, 2011 exclude $7.3 million of capital expenditures. Capital expenditures for the All Other category for the three months ended December 31, 2011 exclude $1.4 million of capital expenditures. These amounts were accrued at September 30, 2011 and paid during the three months ended December 31, 2011. These amounts were excluded from the Consolidated Statement of Cash Flows at September 30, 2011 since they represented non-cash investing activities at that date. These amounts have been included in the Consolidated Statement of Cash Flows at December 31, 2011.

(3)

Capital expenditures include $60.7 million of accrued capital expenditures for the Exploration and Production segment at December 31, 2010, the majority of which was in the Appalachian region. In addition, capital expenditures for the Pipeline and Storage segment include $2.0 million of accrued capital expenditures at December 31, 2010. These amounts were excluded from the Consolidated Statement of Cash Flows at December 31, 2010 since they represented non-cash investing activities at that date.

(4)

Capital expenditures for the Exploration and Production segment for the three months ended December 31, 2010 excludes $55.5 million of capital expenditures, the majority of which was in the Appalachian region. This amount was accrued at September 30, 2010 and paid during the three months ended December 31, 2010. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2010 since it represented a non-cash investing activity at that date. The amount was included in the Consolidated Statement of Cash Flows at December 31, 2010.

Utility

The majority of the Utility capital expenditures for the three months ended December 31, 2011 and December 31, 2010 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2011 were related to the construction of Empire’s Tioga County Extension Project, and Supply Corporation’s Line N 2012 Expansion Project and Northern Access expansion project, as discussed below. The Pipeline and Storage segment capital expenditures for the three months ended December 31, 2011 include $17.4 million spent on the Tioga County Extension Project, $6.6 million spent on the Line N 2012 Expansion Project, and $2.5 million spent on the Northern Access expansion project. The Pipeline and Storage capital expenditures for the three months ended December 31, 2011 also include additions, improvements, and replacements to this segment’s transmission and gas storage systems. The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2010 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems.

In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus Shale producing area — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of December 31, 2011, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.2 million.

Supply Corporation and Empire are moving forward with several projects designed to move anticipated Marcellus production gas to other interstate pipelines and to markets beyond the Supply Corporation and Empire pipeline systems.

Supply Corporation has a precedent agreement with Statoil Natural Gas LLC (“Statoil”) to provide 320,000 Dth/day of firm transportation capacity for a 20-year term in conjunction with its “Northern Access” expansion project, and has executed the transportation service agreement. This capacity will provide Statoil with a firm transportation path from the Tennessee Gas Pipeline (“TGP”) 300 Line at Ellisburg to the TransCanada Pipeline at Niagara. This path is attractive because it provides a route for Marcellus shale gas, principally along the TGP 300 Line in northern Pennsylvania, to be transported from the Marcellus supply basin to northern markets. Supply Corporation filed an application for FERC authorization of the project on March 7, 2011, and received its Certificate on October 20, 2011. The project facilities involve approximately 9,500 horsepower of additional compression at Supply Corporation’s existing Ellisburg Station and a new approximately 5,000 horsepower compressor station in East Aurora, New York, along with other system enhancements including enhancements to the jointly owned Niagara Spur Loop Line. Service is expected to begin in November 2012. The cost estimate for the Northern Access expansion is $62 million. As of December 31, 2011, approximately $4.9 million has been spent on the Northern Access expansion project, all of which has been capitalized as Construction Work in Progress.

Supply Corporation has begun service under two service agreements, which total 160,000 Dth/day of firm transportation capacity in its “Line N Expansion Project.” This project allows Marcellus production located in the vicinity of Line N to flow south and access markets at Texas Eastern’s Holbrook Station (“TETCO Holbrook”) in southwestern Pennsylvania. The FERC issued the NGA Section 7(c) certificate on December 16, 2010, and the project was placed into service on October 19, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Completed cost for the Line N Expansion Project is expected to be approximately $21 million. As of December 31, 2011, approximately $18.9 million has been spent on the Line N Expansion Project, all of which is included in Property, Plant and Equipment on the balance sheet at December 31, 2011.

Supply Corporation has also executed two precedent agreements for a total of 158,000 Dth/day of additional capacity on Line N to TETCO Holbrook for service beginning November 2012 (“Line N 2012 Expansion Project”). On July 8, 2011, Supply Corporation filed for FERC authorization to construct the Line N 2012 Expansion Project which consists of an additional 20,620 horsepower of compression at its Buffalo Compressor Station, and the replacement of 4.85 miles of 20” pipe with 24” pipe, to enhance the integrity and reliability of its system and to create the additional capacity. The preliminary cost estimate for the Line N 2012 Expansion Project is approximately $30.0 million for the incremental capacity plus approximately $5.8 million allocated to system replacement. As of December 31, 2011, approximately $9.0 million has been spent on the Line N 2012 Expansion Project, all of which has been capitalized as Construction Work in Progress.

In addition, Supply Corporation continues to actively pursue its largest planned expansion, the West-to-East (“W2E”) pipeline project, which is designed to transport locally produced Marcellus natural gas supplies to the Ellisburg/Leidy/Corning area. Supply Corporation anticipates that the development of the W2E project will occur in phases. As currently envisioned, the initial phases of W2E, referred to as the “W2E Overbeck to Leidy” project, are designed to transport at least 425,000 Dth/day, and involves construction of a new 82-mile pipeline through Elk, Cameron, Clinton, Clearfield and Jefferson Counties to the Leidy Hub, from Marcellus and other producing areas along over 300 miles of Supply Corporation’s existing pipeline system. The W2E Overbeck to Leidy project also includes a total of approximately 25,000 horsepower of compression at two separate stations. On March 31, 2010, the FERC granted Supply Corporation’s request for a pre-filing environmental review of the W2E Overbeck to Leidy project, and Supply Corporation is in the process of preparing an NGA Section 7(c) application. The capital cost of the W2E Overbeck to Leidy project is estimated to be $290 million. The project may be built in phases depending on the development of Marcellus production along the corridor, with the first facilities available for service in late 2013 or late 2014. As of December 31, 2011, approximately $5.5 million has been spent to study the W2E Overbeck to Leidy project, which has been included in preliminary survey and investigation charges and has been fully reserved for at December 31, 2011.

On August 4, 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to Tennessee Gas Pipeline at Mercer, Pennsylvania, a pooling point recently established at their Station 219 (“Mercer Expansion Project”). Supply Corporation is in discussions with an anchor shipper that would take all 150,000 Dth/day of the capacity on the project. Service is expected to begin in 2014 and the estimated cost is $25 million to $30 million. As of December 31, 2011, less than $0.1 million has been spent to study the Mercer Expansion Project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at December 31, 2011.

Empire has begun service under two service agreements which total 350,000 Dth/day of incremental firm transportation capacity in its “Tioga County Extension Project.” This project transports Marcellus production from new interconnections at the southern terminus of a 15-mile extension of its Empire Connector line, in Tioga County, Pennsylvania. Completed cost for the Tioga County Extension Project is expected to be approximately $54 million, of which approximately $49.2 million has been spent through December 31, 2011. This project enables shippers to deliver their natural gas at existing Empire interconnections with Millennium Pipeline at Corning, New York, with the TransCanada Pipeline at the Niagara River at Chippawa, and with utility and power generation markets along its path, as well as to the new interconnection with TGP’s 200 Line (Zone 5) in Ontario County, New York. On August 26, 2010, Empire filed an NGA Section 7(c) application to the FERC for approval of the project and the FERC issued the certificate on May 19, 2011. Empire accepted the certificate, received a FERC Notice to Proceed and on July 7, 2011 commenced construction. These facilities were placed fully in service on November 22, 2011. All costs associated with the project are included in Property, Plant and Equipment on the balance sheet at December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

On December 17, 2010, Empire concluded an Open Season for up to 260,000 Dth/day of additional capacity from Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line, as well as additional short-haul capacity to Millennium Pipeline at Corning (“Central Tioga County Extension”). Empire is in discussions with an anchor shipper for a significant portion of the proposed capacity, with service commencing in late 2013 or mid-2014, and is studying the facility design that would be necessary to provide the requested service. The Central Tioga County Extension project may involve up to 25,000 horsepower of compression at up to three new stations and a 25 mile 24” pipeline extension, at a preliminary cost estimate of $135 million. As of December 31, 2011, approximately $0.2 million has been spent to study the Central Tioga County Extension project, which has been included in preliminary survey and investigation charges and has been fully reserved for at December 31, 2011.

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2011 were primarily well drilling and completion expenditures and included approximately $181.2 million for the Appalachian region (including $172.0 million in the Marcellus Shale area) and $10.7 million for the West Coast region. These amounts included approximately $55.7 million spent to develop proved undeveloped reserves.

The Exploration and Production segment capital expenditures for the three months ended December 31, 2010 were primarily well drilling and completion expenditures and included approximately $174.3 million for the Appalachian region (including $173.0 million in the Marcellus Shale area), $2.7 million for the West Coast region and $1.1 million for the Gulf Coast region (former offshore oil and natural gas properties in the Gulf of Mexico). These amounts included approximately $57.0 million spent to develop proved undeveloped reserves. The capital expenditures in the Appalachian region included the Company’s acquisition of oil and gas properties in the Covington Township area of Tioga County, Pennsylvania from EOG Resources, Inc. for approximately $24.1 million in November 2010. The Company funded this transaction with cash from operations.

For all of fiscal 2012, the Company expects to spend $760.0 million on Exploration and Production segment capital expenditures. Previously reported 2012 estimated capital expenditures for the Exploration and Production segment were $858.5 million. In the Appalachian region, estimated capital expenditures will decrease from $808.5 million to $710.0 million. Estimated capital expenditures in the West Coast region will remain at the previously reported $50.0 million. The Company had previously reported that it anticipates drilling 100 to 125 net horizontal wells in the Marcellus Shale during 2012. The Company now anticipates drilling 60 to 90 net horizontal wells in the Marcellus Shale during 2012. The decrease in estimated capital expenditures noted above is a result of the current low price environment for natural gas.

All Other

The majority of the All Other category’s capital expenditures for the three months ended December 31, 2011 were primarily for the construction of Midstream Corporation’s Trout Run Gathering System, as discussed below. The majority of the All Other category’s capital expenditures for the three months ended December 31, 2010 were primarily for the expansion of Midstream Corporation’s Covington gathering system in Tioga County, Pennsylvania as well as for the construction of Midstream Corporation’s Trout Run Gathering System.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, is developing a gathering system in Lycoming County, Pennsylvania. The project, called the Trout Run Gathering System, is anticipated to be placed in service in March 2012. The system will consist of approximately 26 miles of backbone and in-field gathering system at a cost of approximately $70 million. As of December 31, 2011, the Company has spent approximately $42.0 million in costs related to this project, all of which has been capitalized as Construction Work in Progress.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Midstream Corporation is planning to construct a gathering system in McKean County, Pennsylvania. The project, called the Mt. Jewett Gathering System, is anticipated to be placed in service in the fall of 2012. The gathering system will cost approximately $22 million. As of December 31, 2011, the Company has spent approximately $1.1 million in costs related to this project, all of which has been capitalized as Construction Work in Progress.

Project Funding

The Company has been financing the Pipeline and Storage segment projects and the Midstream Corporation projects mentioned above, as well as the Exploration and Production segment capital expenditures with cash from operations. Going forward, while the Company expects to use cash from operations as the first means of financing these projects, it is expected that the Company will increase its use of short-term borrowings during fiscal 2012. Natural gas and crude oil prices combined with production from existing wells will be a significant factor in determining how much of the capital expenditures are funded with cash from operations. The Company also issued additional long-term debt in December 2011 to enhance its liquidity position.

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

Financing Cash Flow

Consolidated short-term debt decreased $20.0 million during the three months ended December 31, 2011. The maximum amount of short-term debt outstanding during the three months ended December 31, 2011 was $327.8 million. The Company used its $500.0 million long-term debt issuance in December 2011 to substantially reduce its short-term debt. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At December 31, 2011, the Company had outstanding commercial paper of $20.0 million and no outstanding short-term notes payable to banks.

As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which totaled $385.0 million at December 31, 2011, are revocable at the option of the financial institutions and are reviewed on an annual basis. Subsequent to December 31, 2011, and following an increase in the amount of the Company’s syndicated committed credit facility, as described below, the amount of the Company’s uncommitted lines of credit decreased to $335.0 million. The Company anticipates that its uncommitted lines of credit generally will be renewed at amounts near current levels, or substantially replaced by similar lines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At December 31, 2011, the commercial paper program was backed by a syndicated committed credit facility totaling $300.0 million, which commitment extended through September 30, 2013. Under the committed credit facility, the Company agreed that its debt to capitalization ratio would not exceed .65 at the last day of any fiscal quarter through September 30, 2013. At December 31, 2011, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would have permitted an additional $2.14 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65. On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement with a syndicate of 14 banks. The agreement replaces the Company’s $300.0 million committed credit facility with a similar committed credit facility totaling $750.0 million. The new facility extends to January 6, 2017.

If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.

Under the Company’s existing indenture covenants, at December 31, 2011, the Company would have been permitted to issue up to a maximum of $1.46 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 7.1%) of the Company’s long-term debt (as of December 31, 2011) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s $750.0 million committed credit facility, like the $300.0 million facility it replaced, also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2011, the Company did not have any debt outstanding under the committed credit facility.

The Company’s embedded cost of long-term debt was 6.17% at December 31, 2011 and 6.85% at December 31, 2010.

There was no Current Portion of Long-Term Debt at December 31, 2011. The Company repaid $150 million of 6.70% notes that matured on November 21, 2011, which had been classified as Current Portion of Long-Term Debt at September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

On December 1, 2011, the Company issued $500.0 million of 4.90% notes due December 1, 2021. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $496.1 million. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of a change in control and a ratings downgrade to a rating below investment grade. The proceeds of this debt issuance were used for general corporate purposes, including refinancing short-term debt that was used to pay the $150 million due at the maturity of the Company’s 6.70% notes in November 2011.

The Company may issue debt or equity securities in a public offering or a private placement from time to time. The amounts and timing of the issuance and sale of debt or equity securities will depend on market conditions, indenture requirements, regulatory authorizations and the capital requirements of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $33.5 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters and other items and are accounted for as operating leases.

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

During the three months ended December 31, 2011, the Company contributed $22.5 million to its Retirement Plan and $5.2 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2012, the Company expects to contribute between $16.0 and $27.0 million to the Retirement Plan. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2012 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2012, the Company expects to contribute between $14.0 and $15.0 million to its VEBA trusts and 401(h) accounts.

Market Risk Sensitive Instruments

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets. Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives will not become effective until federal agencies (including the Commodity Futures Trading Commission (CFTC), various banking regulators and the SEC) adopt rules to implement the law. For purposes of the Dodd-Frank Act, the Company believes it will be categorized as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge commercial risk. Nevertheless, the rules that are being developed could have a significant impact on the Company. For example, banking regulators have proposed a rule that would require swap dealers and major swap participants subject to their jurisdiction to collect initial and variation margin from counterparties that are non-financial end users, though such swap dealers and major swap participants would have the discretion to set thresholds for posting margin (unsecured credit limits). Regardless of the levels of margin that might be required,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

In accordance with the authoritative guidance for fair value measurements, the Company has identified certain inputs used to recognize fair value as Level 3 (unobservable inputs). The Level 3 derivative net liabilities relate to crude oil swap agreements used to hedge forecasted sales at a specific location (southern California). The Company’s internal model that is used to calculate fair value applies a historical basis differential (between the sales locations and NYMEX) to a forward NYMEX curve because there is not a forward curve specific to this sales location. Given the high level of historical correlation between NYMEX prices and prices at this sales location, the Company does not believe that the fair value recorded by the Company would be significantly different from what it expects to receive upon settlement.

The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net liabilities (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities. The Level 3 Net Liabilities amount to $54.8 million at December 31, 2011 and represent 18.9% of the Total Net Assets shown in Part I, Item 1 at Note 2 – Fair Value Measurements at December 31, 2011.

The increase in the net fair value liability of the Level 3 positions from October 1, 2011 to December 31, 2011, as shown in Part I, Item 1 at Note 2, was attributable to an increase in the commodity price of crude oil relative to the swap price during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at December 31, 2011.

The fair value of all of the Company’s Net Derivative Assets was reduced by $2.2 million based upon the Company’s assessment of counterparty credit risk (for the Company’s derivative assets) and the Company’s credit risk (for the Company’s derivative liabilities). The Company applied default probabilities to the anticipated cash flows that it was expecting to receive and pay to its counterparties to calculate the credit reserve.

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2011 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

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

Pipeline and Storage

Supply Corporation filed a general rate case with the FERC on October 31, 2011, proposing rate increases to be effective December 1, 2011. The proposed rates reflect a cost of service of $199.3 million, a rate base of $441.7 million, and a proposed cost of equity of 13.5% per year. The FERC has accepted the filed rates, and has suspended the effective date of the proposed rate increases until May 1, 2012, when the increased rates will be made effective, subject to refund. If the rates finally approved at the end of the proceeding exceed the rates that were in effect at October 31, 2011 but are less than the rates put into effect subject to refund on May 1, 2012, Supply Corporation will be required to refund the difference between the rates collected subject to refund and the final approved rates, with interest at the FERC-approved rate. If the rates approved at the end of the proceeding are lower than the rates in effect at October 31, 2011, the refund obligation will be limited to the difference between the rates in effect at October 31, 2011 and the rates put into effect subject to refund on May 1, 2012, with interest at the FERC-approved rate. To the extent the final FERC-approved rates are below those in effect at October 31, 2011, there is no refund for that rate differential. The final FERC-approved rates would be charged to customers only prospectively, from the date they go into effect.

Empire’s facilities known as the Empire Connector project were placed into service on December 10, 2008. As of that date, Empire became an interstate pipeline subject to FERC regulation, performing services under a FERC-approved tariff and at FERC-approved rates. The December 21, 2006 FERC order issuing Empire its Certificate of Public Convenience and Necessity requires Empire to file a cost and revenue study at the FERC following three years of actual operation as an interstate pipeline, in conjunction with which Empire will either justify Empire’s existing recourse rates or propose alternative rates. Empire will file this cost and revenue study before the end of March 2012.

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

The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design work plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. An estimated minimum liability for remediation of this site of $14.3 million has been recorded.

At December 31, 2011, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $16.0 million to $20.2 million. The minimum estimated liability of $16.0 million, which includes the $14.3 million discussed above, has been recorded on the Consolidated Balance Sheet at December 31, 2011. The Company expects to recover its environmental clean-up costs through rate recovery.

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

In September 2011, the FASB issued revised authoritative guidance that simplifies the testing of goodwill for impairment. The revised guidance allows companies the option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised authoritative guidance is required to be effective for the Company’s annual impairment test performed in fiscal 2013. While early adoption is permitted, the Company has not adopted the new provisions to date.

In December 2011, the FASB issued authoritative guidance requiring enhanced disclosures regarding offsetting assets and liabilities. Companies are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2014 and is not expected to have a significant impact on the Company’s financial statements.

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

1.	Factors affecting the Company’s ability to successfully identify, drill for and produce economically viable natural gas and oil reserves, including among others geology, lease availability, title disputes, weather conditions, shortages, delays or unavailability of equipment and services required in drilling operations, insufficient gathering, processing and transportation capacity, the need to obtain governmental approvals and permits, and compliance with environmental laws and regulations;

2.	Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;

3.	Changes in the price of natural gas or oil;

4.	Uncertainty of oil and gas reserve estimates;

5.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

6.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

7.	Changes in the availability, price or accounting treatment of derivative financial instruments;

8.	Governmental/regulatory actions, initiatives and proceedings, including those involving rate cases (which address, among other things, allowed rates of return, rate design and retained natural gas), environmental/safety requirements, affiliate relationships, industry structure, and franchise renewal;

9.	Delays or changes in costs or plans with respect to Company projects or related projects of other companies, including difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;

10.	Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;

11.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

12.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

13.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities, acts of war, cyber attacks or pest infestation;

14.	Changes in price differential between similar quantities of natural gas at different geographic locations, and the effect of such changes on the demand for pipeline transportation capacity to or from such locations;

15.	Other changes in price differentials between similar quantities of oil or natural gas having different quality, heating value, geographic location or delivery date;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Concl.)

16.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses;

17.	Changes in actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;

18.	Changes in demographic patterns and weather conditions;

19.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Item 4. Controls and Procedures (Concl.)

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 6 — Commitments and Contingencies, and Part I, Item 2—MD&A of this report under the heading “Other Matters – Environmental Matters.”

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

Item 1A. Risk Factors

The risk factors in Item 1A of the Company’s 2011 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the risk factors having the same captions in the 2011 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2011 Form 10-K.

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

Item 1A. Risk Factors (Cont.)

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

In January 2012, President Obama signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act. The legislation increases civil penalties for pipeline safety violations and addresses matters such as pipeline damage prevention, automatic and remote-controlled shut-off valves, excess flow valves, pipeline integrity management, documentation and testing of maximum allowable operating pressure, and reporting of pipeline accidents. The legislation requires the Pipeline and Hazardous Materials Safety Administration (PHMSA) to issue or revise certain regulations and to conduct various reviews, studies and evaluations. In addition, PHMSA in August 2011 issued an Advance Notice of Proposed Rulemaking regarding pipeline safety. As described in the notice, PHMSA is considering

Item 1A. Risk Factors (Cont.)

regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. Unrelated to these safety initiatives, the EPA in April 2010 issued an Advance Notice of Proposed Rulemaking reassessing its regulations governing the use and distribution in commerce of PCBs. The EPA projects that it may issue a Notice of Proposed Rulemaking by December 2012. If as a result of new laws or regulations the Company incurs material costs that it is unable to recover fully through rates or otherwise offset, the Company’s financial condition, results of operations, and cash flows would be adversely affected.

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

Use of energy commodity price hedges also exposes the Company to the risk of non-performance by a contract counterparty. These parties might not be able to perform their obligations under the hedge arrangements. In addition, the Company enters into certain commodity price hedges that are cleared through the NYMEX by futures commission merchants. Under NYMEX rules, the Company is required to post collateral in connection with such hedges, with such collateral being held by its futures commission merchants. The Company is exposed to the risk of loss of such collateral from occurrences such as financial failure of its futures commission merchants, or misappropriation or mishandling of clients’ funds or other similar actions by its futures commission merchants. In addition, the Company is exposed to potential hedging ineffectiveness in the event of a failure by one of its futures commission merchants or contract counterparties.

Item 1A. Risk Factors (Concl.)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 3, 2011, the Company issued a total of 4,050 unregistered shares of Company common stock to the nine non-employee directors of the Company then serving on the Board of Directors of the Company, 450 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended December 31, 2011. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Oct. 1-31, 2011	6,522	$55.52	—	6,971,019
Nov. 1-30, 2011	33,960	$59.20	—	6,971,019
Dec. 1-31, 2011	101,778	$57.11	—	6,971,019
Total	142,260	$57.53	—	6,971,019

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Concl.)

(a)

Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options, SARs or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended December 31, 2011, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 142,260 shares purchased other than through a publicly announced share repurchase program, 18,727 were purchased for the Company’s 401(k) plans and 123,533 were purchased as a result of shares tendered to the Company by holders of stock options, SARs or shares of restricted stock.

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

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

—	Officer’s Certificate establishing 4.90% Notes due 2021, dated December 1, 2011 (incorporated by reference to Exhibit 4.4, Form 8-K dated December 1, 2011)

10.1	Description of performance goals under the Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program and the National Fuel Gas Company Executive Annual Cash Incentive Program.

10.2	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 1997 Award and Option Plan.

10.3	Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective December 7, 2011.

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 2011 and the Fiscal Years Ended September 30, 2008 through 2011.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2011 and 2010.

Item 6. Exhibits (Concl.)

101	Interactive data files pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2011 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.

—	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY (Registrant)

/s/ D. P. Bauer
D. P. Bauer Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo Controller and Principal Accounting Officer

Date: February 3, 2012