Form 10-Q/A
period 2011-12-31
NATIONAL FUEL GAS CO
filed 2012-02-07
CIK 70145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

National Fuel Gas Company is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on February 3, 2012, for the sole purpose of correcting the Interactive Data File furnished as Exhibit 101. In the previously furnished Interactive Data File, the complete Note 7 – Business Segment Information (under Item 1 – Notes to Condensed Consolidated Financial Statements) was not block-text tagged, although the table within Note 7 was block-text tagged and each amount within Note 7 was tagged separately as required. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Part II. Other Information

Item 6. Exhibits

(a)	Exhibits

	Exhibit Number	Description of Exhibit

	—	Officer’s Certificate establishing 4.90% Notes due 2021, dated December 1, 2011 (incorporated by reference to Exhibit 4.4, Form 8-K dated December 1, 2011) *

	10.1	Description of performance goals under the Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program and the National Fuel Gas Company Executive Annual Cash Incentive Program.*

	10.2	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 1997 Award and Option Plan.*

	10.3	Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective December 7, 2011.*

	12	Statements regarding Computation of Ratios:

Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 2011 and the Fiscal Years Ended September 30, 2008 through 2011.*

	31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

	31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2011 and 2010.*

	101	Interactive data files pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2011 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.**

*	Previously filed, furnished, or incorporated by reference as an exhibit to National Fuel Gas Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY
(Registrant)

/s/ D. P. Bauer
D. P. Bauer
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo
Controller and Principal Accounting Officer

Date: February 7, 2012