Form 10-Q
period 2012-03-31
NATIONAL FUEL GAS CO
filed 2012-05-04
CIK 70145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common stock, $1 par value, outstanding at April 30, 2012: 83,216,016 shares.

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

Part I. Financial Information

Item 1. Financial Statements

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

	Three Months Ended March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2012	2011
INCOME
Operating Revenues	$552,309	$660,881

Operating Expenses
Purchased Gas	208,537	306,595
Operation and Maintenance	118,047	116,721
Property, Franchise and Other Taxes	30,477	23,798
Depreciation, Depletion and Amortization	63,151	60,011

	420,212	507,125

Operating Income	132,097	153,756
Other Income (Expense):
Gain on Sale of Unconsolidated Subsidiaries	—	50,879
Interest Income	192	68
Other Income	1,654	2,424
Interest Expense on Long-Term Debt	(20,425)	(17,926)
Other Interest Expense	(1,253)	(1,454)

Income Before Income Taxes	112,265	187,747
Income Tax Expense	44,873	72,136

Net Income Available for Common Stock	67,392	115,611

EARNINGS REINVESTED IN THE BUSINESS
Balance at January 1	1,237,242	1,093,398

	1,304,634	1,209,009

Dividends on Common Stock (2012 - $0.355 per share; 2011 - $0.345 per share)	(29,527)	(28,478)

Balance at March 31	$1,275,107	$1,180,531

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.81	$1.40

Diluted:
Net Income Available for Common Stock	$0.81	$1.38

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,107,884	82,400,851

Used in Diluted Calculation	83,678,261	83,673,977

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

	Six Months Ended March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2012	2011
INCOME
Operating Revenues	$984,732	$1,111,829

Operating Expenses
Purchased Gas	340,730	469,633
Operation and Maintenance	218,106	214,171
Property, Franchise and Other Taxes	49,707	43,534
Depreciation, Depletion and Amortization	125,698	113,324

	734,241	840,662

Operating Income	250,491	271,167
Other Income (Expense):
Gain on Sale of Unconsolidated Subsidiaries	—	50,879
Interest Income	1,297	951
Other Income	2,990	2,317
Interest Expense on Long-Term Debt	(39,066)	(38,118)
Other Interest Expense	(2,023)	(2,855)

Income Before Income Taxes	213,689	284,341
Income Tax Expense	85,598	110,187

Net Income Available for Common Stock	128,091	174,154

EARNINGS REINVESTED IN THE BUSINESS
Balance at October 1	1,206,022	1,063,262

	1,334,113	1,237,416

Dividends on Common Stock (2012 - $0.71 per share; 2011 - $0.69 per share)	(59,006)	(56,885)

Balance at March 31	$1,275,107	$1,180,531

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.54	$2.12

Diluted:
Net Income Available for Common Stock	$1.53	$2.08

Weighted Average Common Shares Outstanding:
Used in Basic Calculation	82,988,750	82,311,162

Used in Diluted Calculation	83,712,681	83,561,775

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
(Thousands of Dollars)	2012	2011
ASSETS
Property, Plant and Equipment	$6,180,827	$5,646,918
Less - Accumulated Depreciation, Depletion and Amortization	1,750,636	1,646,394

	4,430,191	4,000,524

Current Assets
Cash and Temporary Cash Investments	192,243	80,428
Hedging Collateral Deposits	18,872	19,701
Receivables – Net of Allowance for Uncollectible Accounts of $43,124 and $31,039, Respectively	168,757	131,885
Unbilled Utility Revenue	31,318	17,284
Gas Stored Underground	16,195	54,325
Materials and Supplies - at average cost	28,395	27,932
Other Current Assets	40,354	38,334
Deferred Income Taxes	20,281	15,423

	516,415	385,312

Other Assets
Recoverable Future Taxes	146,561	144,377
Unamortized Debt Expense	14,552	10,571
Other Regulatory Assets	504,399	510,986
Deferred Charges	7,993	5,552
Other Investments	85,555	79,365
Goodwill	5,476	5,476
Fair Value of Derivative Financial Instruments	121,760	76,085
Other	2,594	2,836

	888,890	835,248

Total Assets	$5,835,496	$5,221,084

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
(Thousands of Dollars)	2012	2011
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 83,173,850 Shares and 82,812,677 Shares, Respectively	$83,174	$82,813
Paid in Capital	660,495	650,749
Earnings Reinvested in the Business	1,275,107	1,206,022

Total Common Shareholders’ Equity Before Items of Other Comprehensive Loss	2,018,776	1,939,584
Accumulated Other Comprehensive Loss	(51,889)	(47,699)

Total Comprehensive Shareholders’ Equity	1,966,887	1,891,885
Long-Term Debt, Net of Current Portion	1,149,000	899,000

Total Capitalization	3,115,887	2,790,885

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	20,000	40,000
Current Portion of Long-Term Debt	250,000	150,000
Accounts Payable	98,053	126,709
Amounts Payable to Customers	17,327	15,519
Dividends Payable	29,527	29,399
Interest Payable on Long-Term Debt	29,491	25,512
Customer Advances	204	19,643
Customer Security Deposits	17,021	17,321
Other Accruals and Current Liabilities	197,952	94,787
Fair Value of Derivative Financial Instruments	66,887	9,728

	726,462	528,618

Deferred Credits
Deferred Income Taxes	1,040,789	955,384
Taxes Refundable to Customers	65,550	65,543
Unamortized Investment Tax Credit	2,296	2,586
Cost of Removal Regulatory Liability	146,771	135,940
Other Regulatory Liabilities	37,327	31,026
Pension and Other Post-Retirement Liabilities	472,717	481,520
Asset Retirement Obligations	77,230	75,731
Other Deferred Credits	150,467	153,851

	1,993,147	1,901,581

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$5,835,496	$5,221,084

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
(Thousands of Dollars)	2012	2011
OPERATING ACTIVITIES
Net Income Available for Common Stock	$128,091	$174,154
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of Unconsolidated Subsidiaries	—	(50,879)
Depreciation, Depletion and Amortization	125,698	113,324
Deferred Income Taxes	81,696	106,510
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(1,076)	—
Other	4,269	5,703
Change in:
Hedging Collateral Deposits	829	(50,692)
Receivables and Unbilled Utility Revenue	(50,906)	(123,393)
Gas Stored Underground and Materials and Supplies	37,156	30,144
Prepayments and Other Current Assets	(943)	57,447
Accounts Payable	(28,656)	33,234
Amounts Payable to Customers	1,808	(12,634)
Customer Advances	(19,439)	(24,938)
Customer Security Deposits	(300)	(256)
Other Accruals and Current Liabilities	65,039	93,473
Other Assets	(48,692)	15,239
Other Liabilities	44,323	(23,214)

Net Cash Provided by Operating Activities	338,897	343,222

INVESTING ACTIVITIES
Capital Expenditures	(499,607)	(392,338)
Net Proceeds from Sale of Unconsolidated Subsidiaries	—	59,365
Other	(789)	(3,097)

Net Cash Used in Investing Activities	(500,396)	(336,070)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	(20,000)	—
Excess Tax Benefits Associated with Stock-Based Compensation Awards	1,076	—
Net Proceeds from Issuance of Long-Term Debt	496,085	—
Reduction of Long-Term Debt	(150,000)	(200,000)
Dividends Paid on Common Stock	(58,877)	(56,723)
Net Proceeds from Issuance (Repurchase) of Common Stock	5,030	(2,833)

Net Cash Provided by (Used in) Financing Activities	273,314	(259,556)

Net Increase (Decrease) in Cash and Temporary Cash Investments	111,815	(252,404)

Cash and Temporary Cash Investments at October 1	80,428	397,171

Cash and Temporary Cash Investments at March 31	$192,243	$144,767

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Thousands of Dollars)	2012	2011
Net Income Available for Common Stock	$67,392	$115,611

Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain on Securities Available for Sale Arising During the Period	3,116	897
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	14,498	(40,844)
Reclassification Adjustment for Realized Gains on Derivative Financial Instruments in Net Income	(16,185)	(7,212)

Other Comprehensive Income (Loss), Before Tax	1,429	(47,159)

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	1,161	337
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	840	(16,778)
Reclassification Adjustment for Income Tax Expense on Realized Gains from Derivative Financial Instruments In Net Income	(1,816)	(2,847)

Income Taxes – Net	185	(19,288)

Other Comprehensive Income (Loss)	1,244	(27,871)

Comprehensive Income	$68,636	$87,740

	Six Months Ended March 31,
(Thousands of Dollars)	2012	2011
Net Income Available for Common Stock	$128,091	$174,154

Other Comprehensive Income (Loss), Before Tax:
Foreign Currency Translation Adjustment	—	17
Reclassification Adjustment for Realized Foreign Currency Translation Loss in Net Income	—	34
Unrealized Gain on Securities Available for Sale Arising During the Period	3,828	3,438
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	16,653	(67,980)
Reclassification Adjustment for Realized Gains on Derivative Financial Instruments in Net Income	(28,050)	(16,265)

Other Comprehensive Loss, Before Tax	(7,569)	(80,756)

Income Tax Expense Related to Unrealized Gain on Securities Available for Sale Arising During the Period	1,424	1,298
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	1,657	(27,946)
Reclassification Adjustment for Income Tax Expense on Realized Gains from Derivative Financial Instruments In Net Income	(6,460)	(6,572)

Income Taxes – Net	(3,379)	(33,220)

Other Comprehensive Loss	(4,190)	(47,536)

Comprehensive Income	$123,901	$126,618

See Notes to Condensed Consolidated Financial Statements

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

Reclassification. Certain prior year amounts have been reclassified to conform with current year presentation. This includes the reclassification of $63.7 million from Other Regulatory Liabilities to Other Regulatory Assets on the Consolidated Balance Sheet at September 30, 2011. This reclassification pertains to pension and post-retirement benefit regulatory asset and regulatory liability balances. The Company has switched from a “gross” presentation to a “net” presentation, which is consistent with the methodology used by the various regulators in analyzing such regulatory asset and liability balances. This reclassification did not impact the Consolidated Statement of Income. In the March 31, 2011 Consolidated Statement of Cash Flows, the change in Other Liabilities was increased by $0.5 million and the change in Other Assets was reduced by $0.5 million.

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

The earnings for the six months ended March 31, 2012 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2012. Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions. Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year. The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

Consolidated Statement of Cash Flows. For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

At March 31, 2012, the Company accrued $93.6 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. The Company also accrued $12.9 million of capital expenditures in the Pipeline and Storage segment and $7.9 million of capital expenditures in the All Other category at March 31, 2012. These amounts were excluded from the Consolidated Statement of Cash Flows at March 31, 2012 since they represent non-cash investing activities at that date. Accrued capital expenditures at March 31, 2012 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet.

At September 30, 2011, the Company accrued $63.5 million of capital expenditures in the Exploration and Production segment, the majority of which was in the Appalachian region. The Company also accrued $7.3 million of capital expenditures in the Pipeline and Storage segment. In addition, the Company accrued $1.4 million of capital expenditures in the All Other category. These amounts were excluded from the Consolidated Statement of Cash Flows at September 30, 2011 since they represented non-cash investing activities at that date. These capital expenditures were paid during the quarter ended December 31, 2011 and have been included in the Consolidated Statement of Cash Flows for the six months ended March 31, 2012. Accrued capital expenditures at September 30, 2011 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet.

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

Hedging Collateral Deposits. This is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions. At March 31, 2012, the Company had hedging collateral deposits of $10.1 million related to its exchange-traded futures contracts and $8.8 million related to its over-the-counter crude oil swap agreements. At September 30, 2011, the Company had hedging collateral deposits of $5.5 million related to its exchange-traded futures contracts and $14.2 million related to its over-the-counter crude oil swap agreements. In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.

Gas Stored Underground - Current. In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method. Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters. In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.” Such reserve, which amounted to $52.1 million at March 31, 2012, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. Such costs amounted to $275.2 million and $226.3 million at March 31, 2012 and September 30, 2011, respectively. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. At March 31, 2012, the ceiling exceeded the book value of the oil and gas properties by approximately $279.6 million.

Accumulated Other Comprehensive Loss. The components of Accumulated Other Comprehensive Loss, net of related tax effect, are as follows (in thousands):

	At March 31, 2012	At September 30, 2011
Funded Status of the Pension and Other Post-Retirement Benefit Plans	$(89,587)	$(89,587)
Net Unrealized Gain on Derivative Financial Instruments	34,385	40,979
Net Unrealized Gain on Securities Available for Sale	3,313	909

Accumulated Other Comprehensive Loss	$(51,889)	$(47,699)

Other Current Assets. The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2012	At September 30, 2011
Prepayments	$3,246	$9,489
Prepaid Property and Other Taxes	20,760	13,240
Federal Income Taxes Receivable	390	385
State Income Taxes Receivable	1,955	6,124
Fair Values of Firm Commitments	14,003	9,096

	$40,354	$38,334

Earnings Per Common Share. Basic earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options, SARs and restricted stock units. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs and restricted stock units that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 879,847 and 297,081 securities excluded as being antidilutive for the quarter and six months ended March 31, 2012, respectively. There were 10,959 and 140 securities excluded as being antidilutive for the quarter and six months ended March 31, 2011, respectively.

Stock-Based Compensation. During the six months ended March 31, 2012, the Company granted 166,000 non-performance based SARs having a weighted average exercise price of $55.09 per share. The weighted average grant date fair value of these SARs was $11.20 per share. These SARs will be settled in shares of common stock of the Company and are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for those SARs is the same as the accounting for stock options. There were no SARs granted during the quarter ended March 31, 2012. The non-performance based SARs granted during the six months ended March 31, 2012 vest annually in one-third increments and become exercisable on the third anniversary of the date of grant. The weighted average grant date fair value of these non-performance based SARs granted during the six months ended March 31, 2012 was estimated on the date of grant using the same accounting treatment that is applied for stock options. There were no stock options granted during the quarter or six months ended March 31, 2012.

The Company granted 41,525 restricted share awards (non-vested stock as defined by the current accounting literature) during the six months ended March 31, 2012. The weighted average fair value of such restricted shares was $55.09 per share. There were no restricted share awards granted during the quarter ended March 31, 2012. In addition, the Company granted 1,500 and 57,500 restricted stock units during the quarter and six months ended March 31, 2012, respectively. The weighted average fair value of such restricted stock units was $43.84 per share and $48.64 per share for the quarter and six months ended March 31, 2012, respectively. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for these restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

The Company did not fully recognize a tax benefit from excess tax deductions related to stock-based compensation for calendar years 2011 through 2009 due to tax loss carryforwards. The Company expects to recognize additional tax benefits of $32.6 million as an adjustment to Paid in Capital in future years as the tax loss carryforwards are utilized.

New Authoritative Accounting and Financial Reporting Guidance. In May 2011, the FASB issued authoritative guidance regarding fair value measurement as a joint project with the IASB. The objective of the guidance was to bring together as closely as possible the fair value measurement and disclosure guidance issued by the two boards. The guidance includes a few updates to measurement guidance and some enhanced disclosure requirements. For all Level 3 fair value measurements, the guidance requires quantitative information about significant unobservable inputs used and a description of the valuation processes in place. The guidance also requires a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and information about any transfers between Level 1 and Level 2 of the fair value hierarchy. The new guidance also contains a requirement that all fair value measurements, whether they are recorded on the balance sheet or disclosed in the footnotes, be classified as Level 1, Level 2 or Level 3 within the fair value hierarchy. This authoritative guidance became effective for the quarter ended March 31, 2012. The Company has updated its disclosures to reflect the new requirements in Note 2 – Fair Value Measurements.

In June 2011, the FASB issued authoritative guidance regarding the presentation of comprehensive income. The new guidance allows companies only two choices for presenting net income and other comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2013 and is not expected to have a significant impact on the Company’s results of operations.

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

Note 2 – Fair Value Measurements

The FASB authoritative guidance regarding fair value measurements establishes a fair-value hierarchy and prioritizes the inputs used in valuation techniques that measure fair value. Those inputs are prioritized into three levels. Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities that the Company can access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly at the measurement date. Level 3 inputs are unobservable inputs for the asset or liability at the measurement date. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2012 and September 30, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures	At fair value as of March 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents – Money Market Mutual Funds	$162,382	$—	$—	$162,382
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	576	—	—	576
Over the Counter Swaps – Gas	—	121,184	—	121,184
Other Investments:
Balanced Equity Mutual Fund	24,234	—	—	24,234
Common Stock – Financial Services Industry	5,355	—	—	5,355
Other Common Stock	293	—	—	293
Hedging Collateral Deposits	18,872	—	—	18,872

Total	$211,712	$121,184	$—	$332,896

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$6,690	$—	$—	$6,690
Over the Counter Swaps – Oil	—	—	68,754	68,754
Over the Counter Swaps – Gas	—	(8,557)	—	(8,557)

Total	$6,690	$(8,557)	$68,754	$66,887

Total Net Assets/(Liabilities)	$205,022	$129,741	$(68,754)	$266,009

Recurring Fair Value Measures	At fair value as of September 30, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents – Money Market Mutual Funds	$32,444	$—	$—	$32,444
Derivative Financial Instruments:
Over the Counter Swaps – Gas	—	75,113	—	75,113
Over the Counter Swaps – Oil	—	—	972	972
Other Investments:
Balanced Equity Mutual Fund	19,882	—	—	19,882
Common Stock – Financial Services Industry	4,478	—	—	4,478
Other Common Stock	226	—	—	226
Hedging Collateral Deposits	19,701	—	—	19,701

Total	$76,731	$75,113	$972	$152,816

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$3,292	$—	$—	$3,292
Over the Counter Swaps – Oil	—	—	6,382	6,382

Total	$3,292	$—	$6,382	$9,674

Total Net Assets/(Liabilities)	$73,439	$75,113	$(5,410)	$143,142

Derivative Financial Instruments

At March 31, 2012, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX futures contracts used in the Company’s Energy Marketing and Pipeline and Storage segments (at September 30, 2011, the derivative financial instruments reported in Level 1 consist of NYMEX futures used in the Company’s Energy Marketing segment). Hedging collateral deposits of $10.1 million (at March 31, 2012) and $5.5 million (at September 30, 2011), which are associated with these futures contracts have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2012 and September 30, 2011 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of all of the Company’s Exploration and Production segment’s crude oil price swap agreements at March 31, 2012 and September 30, 2011. Hedging collateral deposits of $8.8 million and $14.2 million associated with these crude oil price swap agreements have been reported in Level 1 at March 31, 2012 and September 30, 2011, respectively. The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume). The significant unobservable input used in the fair value measurement of the over-the-counter crude oil swaps is the basis differential between Midway Sunset oil and NYMEX contracts. Significant changes in the assumed basis differential could result in a significant change in value of the derivative financial instrument. At March 31, 2012, it was assumed that Midway Sunset oil was 110.3% of NYMEX. This is based on a historical twelve month average of Midway Sunset oil sales verses NYMEX settlements. During this twelve month period, the price of Midway Sunset oil ranged from 104.5% to 125.0% of NYMEX. If the basis differential between Midway Sunset oil and NYMEX contracts used in the fair value measurement calculation at March 31, 2012 had been 10 percentage points lower, the fair value of the Level 3 crude oil price swap agreements liability would have been approximately $25.6 million lower. If the basis differential between Midway Sunset oil and NYMEX contracts used in the fair value measurement at March 31, 2012 had been 10 percentage points higher, the fair value measurement of the Level 3 crude oil price swap agreements liability would have been approximately $25.8 million higher. These calculated amounts are based solely on basis differential changes and do not take into account any other changes to the fair value measurement calculation.

Based on an assessment of the counterparties’ credit risk, the fair market value of the price swap agreements reported as Level 2 assets has been reduced by $0.9 million at March 31, 2012 and the fair market value of the price swap agreements reported as Level 2 and Level 3 assets has been reduced by $2.0 million at September 30, 2011. Based on an assessment of the Company’s credit risk, the fair market value of the price swap agreements reported as Level 2 and Level 3 liabilities at March 31, 2012 has been reduced by $0.1 million and the fair market value of the price swap agreements reported as Level 3 liabilities has not been reduced at September 30, 2011. These credit reserves were determined by applying default probabilities to the anticipated cash flows that the Company is either expecting from its counterparties or expecting to pay to its counterparties.

The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the quarters and six months ended March 31, 2012 and 2011, respectively. For the quarters and six months ended March 31, 2012 and March 31, 2011, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the periods presented in the tables below. All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below.

	0000000000010	0000000000010		0000000000010	0000000000010	0000000000010
		Total Gains/Losses
Fair Value Measurements Using Unobservable Inputs (Level 3) (Thousands of Dollars)	January 1, 2012	(Gains)/ Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2012
Derivative Financial Instruments(2)	$(54,773)	$13,523	(1)	$(27,504)	$—	$(68,754)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2012.
(2)	Derivative Financial Instruments are shown on a net basis.

	00000000000	00000000000		00000000000	00000000000	00000000000
		Total Gains/Losses
Fair Value Measurements Using Unobservable Inputs (Level 3) (Thousands of Dollars)	October 1, 2011	(Gains)/ Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2012
Derivative Financial Instruments(2)	$(5,410)	$26,135	(1)	$(89,479)	$—	$(68,754)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2012.
(2)	Derivative Financial Instruments are shown on a net basis.

	00000000000	00000000000		00000000000	00000000000	00000000000
		Total Gains/Losses
Fair Value Measurements Using Unobservable Inputs (Level 3) (Thousands of Dollars)	January 1, 2011	(Gains)/ Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2011
Derivative Financial Instruments(2)	$(37,407)	$9,566	(1)	$(44,072)	$—	$(71,913)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2011.
(2)	Derivative Financial Instruments are shown on a net basis.

		Total Gains/Losses
Fair Value Measurements Using Unobservable Inputs (Level 3) (Thousands of Dollars)	October 1, 2010	(Gains)/ Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2011
Derivative Financial Instruments(2)	$(16,483)	$13,168	(1)	$(68,598)	$—	$(71,913)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2011.
(2)	Derivative Financial Instruments are shown on a net basis.

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

	March 31, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$1,399,000	$1,554,323	$1,049,000	$1,198,585

The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay. Carrying amounts for other financial instruments recorded on the Company’s Consolidated Balance Sheets approximate fair value. The fair value of long-term debt was calculated using observable inputs (U.S. Treasuries/LIBOR for the risk free component and company specific credit spread information – generally obtained from recent trade activity in the debt). As such, the Company considers the debt to be Level 2.

Temporary cash investments, notes payable to banks and commercial paper are stated at cost. Temporary cash investments are considered Level 1, while notes payable to banks and commercial paper are considered to be Level 2. Given the short-term nature of the notes payable to banks and commercial paper, the Company believes cost is a reasonable approximation of fair value.

Other Investments. Investments in life insurance are stated at their cash surrender values or net present value as discussed below. Investments in an equity mutual fund and the stock of an insurance company (marketable equity securities), as discussed below, are stated at fair value based on quoted market prices.

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $55.7 million and $54.8 million at March 31, 2012 and September 30, 2011, respectively. The fair value of the equity mutual fund was $24.2 million at March 31, 2012 and $19.9 million at September 30, 2011. The gross unrealized gain on this equity mutual fund was $2.2 million at March 31, 2012. The gross unrealized loss on the equity mutual fund was $0.7 million at September 30, 2011. The fair value of the stock of an insurance company was $5.4 million at March 31, 2012 and $4.5 million at September 30, 2011. The gross unrealized gain on this stock was $2.9 million at March 31, 2012 and $2.1 million at September 30, 2011. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2012 and September 30, 2011. All of the derivative financial instruments reported on those line items related to commodity contracts as discussed in the paragraph above.

The following table discloses the fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Consolidated Balance Sheets at March 31, 2012 and September 30, 2011.

	Fair Values of Derivative Instruments
	(Dollar Amounts in Thousands)
Derivatives Designated as Hedging Instruments	Gross Asset Derivatives	Gross Liability Derivatives
Commodity Contracts – at March 31, 2012	$135,583	$80,710
Commodity Contracts – at September 30, 2011	$90,253	$23,842

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

As of March 31, 2012, the Company’s Exploration and Production segment had the following commodity derivative contracts (swaps) outstanding to hedge forecasted sales (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings):

Commodity	Units
Natural Gas	72.5 Bcf (all short positions)
Crude Oil	2,502,000 Bbls (all short positions)

As of March 31, 2012, the Company’s Energy Marketing segment had the following commodity derivative contracts (futures contracts and swaps) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings) and purchases (where the Company uses long positions (i.e. positions that pay-off in the event of commodity price increases) to mitigate the risk of increasing natural gas prices, which would lead to increased purchased gas expense and decreased earnings):

Commodity	Units
Natural Gas	8.8 Bcf (5.3 Bcf short positions (forecasted storage withdrawals) and 3.5 Bcf long positions (forecasted storage injections))

As of March 31, 2012, the Company’s Pipeline and Storage segment has the following commodity derivative contracts (futures contracts) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings):

Commodity	Units
Natural Gas	1.2 Bcf (all short positions)

As of March 31, 2012, the Company’s Exploration and Production segment had $59.0 million ($34.4 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $42.2 million ($24.6 million after tax) of these gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments for both the Exploration and Production and Energy Marketing segments.

As of March 31, 2012, the Company’s Energy Marketing segment had less than $0.1 million of net hedging losses included in the accumulated other comprehensive income (loss) balance. See Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain pertaining to derivative financial instruments for both the Exploration and Production and Energy Marketing segments.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Three Months Ended March 31, 2012 and 2011 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Three Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)	Amount of
Derivative Gain  or
(Loss)
Reclassified from
Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet
into the
Consolidated
Statement of
Income (Effective
Portion) for the
Three Months
Ended
				March 31,		Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Commodity Contracts – Exploration & Production segment	$13,463	$(41,586)	Operating Revenue	$12,569	$1,956	Operating Revenue	$—	$—

Commodity Contracts – Energy Marketing segment	$459	$872	Purchased Gas	$3,040	$5,256	Operating Revenue	$—	$—

Commodity Contracts – Pipeline & Storage segment	$576	$(130)	Operating Revenue	$576	$—	Operating Revenue	$—	$—

Total	$14,498	$(40,844)		$16,185	$7,212		$—	$—

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Six Months Ended March 31, 2012 and 2011 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Six Months Ended March 31,	Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)	Amount of
Derivative Gain  or
(Loss)
Reclassified from
Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet
into the
Consolidated
Statement of
Income (Effective
Portion) for the
Six Months Ended
				March 31,		Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Commodity Contracts – Exploration & Production segment	$9,539	$(68,368)	Operating Revenue	$17,990	$10,963	Operating Revenue	$—	$—

Commodity Contracts – Energy Marketing segment	$6,538	$603	Purchased Gas	$9,484	$5,302	Operating Revenue	$—	$—

Commodity Contracts – Pipeline & Storage segment	$576	$(215)	Operating Revenue	$576	$—	Operating Revenue	$—	$—

Total	$16,653	$(67,980)		$28,050	$16,265		$—	$—

Fair value hedges

The Company’s Energy Marketing segment utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2012, the Company’s Energy Marketing segment had fair value hedges covering approximately 9.5 Bcf (7.4 Bcf of fixed price sales commitments (all long positions), 1.8 Bcf of fixed price purchase commitments (all short positions) and 0.3 Bcf of commitments related to the withdrawal of storage gas (all short positions)). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Consolidated Statement of Income	Gain/(Loss) on Derivative	Gain/(Loss) on Commitment
Operating Revenues	$89,855	$(89,855)
Purchased Gas	$1,108,074	$(1,108,074)

Derivatives in Fair Value Hedging Relationships – Energy Marketing segment	Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income	Amount of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2012 (In Thousands)
Commodity Contracts – Hedge of fixed price sales commitments of natural gas	Operating Revenues	$90
Commodity Contracts – Hedge of fixed price purchase commitments of natural gas	Purchased Gas	$924
Commodity Contracts – Hedge of natural gas held in storage	Purchased Gas	$184

		$1,198

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with eleven counterparties of which nine are in a net gain position. On average, the Company had $13.3 million of credit exposure per counterparty in a gain position at March 31, 2012. The maximum credit exposure per counterparty in a gain position at March 31, 2012 was $22.7 million. The Company had not received any collateral from these counterparties at March 31, 2012 since the Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties’ credit ratings declined to levels at which the counterparties were required to post collateral.

As of March 31, 2012, nine of the eleven counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the current liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required. At March 31, 2012, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $82.0 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). At March 31, 2012, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $60.2 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). For its over-the-counter crude oil swap agreements, which are in a liability position, the Company was required to post $8.8 million in hedging collateral deposits at March 31, 2012. This is discussed in Note 1 under Hedging Collateral Deposits.

For its exchange traded futures contracts, which are in a liability position, the Company had posted $10.1 million in hedging collateral as of March 31, 2012. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Six Months Ended March 31,
	2012	2011
Current Income Taxes
Federal	$(4)	$—
State	3,906	3,677

Deferred Income Taxes
Federal	66,416	87,598
State	15,280	18,912

	85,598	110,187
Deferred Investment Tax Credit	(291)	(348)

Total Income Taxes	$85,307	$109,839

Presented as Follows:
Other Income	$(291)	$(348)
Income Tax Expense	85,598	110,187

Total Income Taxes	$85,307	$109,839

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference (in thousands):

	Six Months Ended March 31,
	2012	2011
U.S. Income Before Income Taxes	$213,398	$283,993

Income Tax Expense, Computed at Federal Statutory Rate of 35%	$74,689	$99,398
Increase (Reduction) in Taxes Resulting from:
State Income Taxes	12,471	14,683
Miscellaneous	(1,853)	(4,242)

Total Income Taxes	$85,307	$109,839

Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At March 31, 2012	At September 30, 2011
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,185,296	$1,062,255
Pension and Other Post-Retirement Benefit Costs	208,404	217,302
Other	68,426	70,389

Total Deferred Tax Liabilities	1,462,126	1,349,946

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(263,532)	(263,606)
Tax Loss Carryforwards	(99,590)	(71,516)
Other	(78,496)	(74,863)

Total Deferred Tax Assets	(441,618)	(409,985)

Total Net Deferred Income Taxes	$1,020,508	$939,961

Presented as Follows:
Net Deferred Tax Liability/(Asset) – Current	$(20,281)	$(15,423)
Net Deferred Tax Liability – Non-Current	1,040,789	955,384

Total Net Deferred Income Taxes	$1,020,508	$939,961

As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Cumulative tax benefits of $32.6 million and $19.5 million for the periods ending March 31, 2012 and September 30, 2011, respectively, relating to the excess stock-based compensation deductions will be recorded in Paid in Capital in future years when such tax benefits are realized.

Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $65.6 million and $65.5 million at March 31, 2012 and September 30, 2011, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $146.6 million and $144.4 million at March 31, 2012 and September 30, 2011, respectively.

The Company files U.S. federal and various state income tax returns. The Internal Revenue Service (IRS) is currently conducting examinations of the Company for fiscal 2011 and fiscal 2012 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. While the federal statute of limitations remains open for fiscal 2008 and later years, IRS examinations for fiscal 2008 and prior years have been completed and the Company believes such years are effectively settled. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. Local IRS examiners proposed to disallow most of the tax accounting method change recorded by the Company in fiscal 2009 and fiscal 2010. The Company has filed protests with the IRS Appeals Office disputing the local IRS findings.

The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.

Note 5 - Capitalization

Common Stock. During the six months ended March 31, 2012, the Company issued 392,494 original issue shares of common stock as a result of stock option and SARs exercises and 41,525 original issue shares for restricted stock awards (non-vested stock as defined by the current accounting literature for stock-based compensation). In addition, the Company issued 74,630 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan. The Company also issued 7,986 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2012. Holders of stock options, SARs or restricted stock will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During the six months ended March 31, 2012, 155,462 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt. Current Portion of Long-Term Debt at March 31, 2012 consists of $250 million of 5.25% notes that mature in March 2013. Current Portion of Long-Term Debt at September 30, 2011 consisted of $150 million of 6.70% notes that matured in November 2011.

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

The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design work plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. An estimated minimum liability for remediation of this site of $14.1 million has been recorded.

At March 31, 2012, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $15.6 million to $19.8 million. The minimum estimated liability of $15.6 million, which includes the $14.1 million discussed above, has been recorded on the Consolidated Balance Sheet at March 31, 2012. The Company expects to recover its environmental clean-up costs through rate recovery.

The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations, new information or other factors could adversely impact the Company.

Other. The Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations and other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service and purchased gas cost issues, among other things. While these other matters arising in the normal course of business could have a material effect on earnings and cash flows in the period in which they are resolved, an estimate of the possible loss or range of loss, if any, cannot be made at this time.

Note 7 – Business Segment Information

The Company reports financial results for four segments: Utility, Pipeline and Storage, Exploration and Production, and Energy Marketing. The division of the Company’s operations into reportable segments is based upon a combination of factors including differences in products and services, regulatory environment and geographic factors.

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts. As stated in the 2011 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. There have been no changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2011 Form 10-K. As for segment assets, the only significant changes from the segment assets disclosed in the 2011 Form 10-K involve the Exploration and Production segment and Utility segment as well as Corporate and Intersegment Eliminations. Total Exploration and Production segment assets and Utility segment assets have increased by $387.3 million and $64.2 million, respectively, during the six months ended March 31, 2012. Corporate and Intersegment Eliminations assets have increased by $90.6 million, during the six months ended March 31, 2012.

Quarter Ended March 31, 2012 (Thousands)	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$296,786	$42,120	$136,926	$75,223	$551,055	$1,023	$231	$552,309

Intersegment Revenues	$5,551	$21,294	$—	$269	$27,114	$3,159	$(30,273)	$—

Segment Profit:
Net Income (Loss)	$28,275	$12,841	$22,192	$3,310	$66,618	$1,339	$(565)	$67,392

Six Months Ended March 31, 2012 (Thousands)	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$505,596	$77,345	$272,899	$126,445	$982,285	$1,960	$487	$984,732

Intersegment Revenues	$9,940	$42,359	$—	$556	$52,855	$6,520	$(59,375)	$—

Segment Profit:
Net Income (Loss)	$47,628	$22,801	$52,507	$3,739	$126,675	$2,743	$(1,327)	$128,091

Quarter Ended March 31, 2011 (Thousands)	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$361,745	$39,669	$137,430	$121,321	$660,165	$472	$244	$660,881

Intersegment Revenues	$6,635	$20,632	$—	$—	$27,267	$2,538	$(29,805)	$—

Segment Profit:
Net Income (Loss)	$33,081	$10,955	$33,299	$6,299	$83,634	$32,181	$(204)	$115,611

Six Months Ended March 31, 2011 (Thousands)	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$604,587	$73,182	$257,598	$174,973	$1,110,340	$1,021	$468	$1,111,829

Intersegment Revenues	$11,205	$40,514	$—	$—	$51,719	$4,216	$(55,935)	$—

Segment Profit:
Net Income (Loss)	$56,071	$19,533	$60,672	$7,231	$143,507	$31,606	$(959)	$174,154

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three months ended March 31,	2012	2011	2012	2011
Service Cost	$3,551	$3,693	$1,004	$1,069
Interest Cost	10,381	10,669	5,329	5,471
Expected Return on Plan Assets	(14,925)	(14,776)	(7,243)	(7,291)
Amortization of Prior Service Cost	67	147	(534)	(427)
Amortization of Transition Amount	—	—	3	135
Amortization of Losses	9,904	8,718	6,014	5,948
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	2,200	3,556	5,141	6,042

	$11,178	$12,007	$9,714	$10,947

	Retirement Plan		Other Post-Retirement Benefits
Six months ended March 31,	2012	2011	2012	2011
Service Cost	$7,101	$7,386	$2,008	$2,138
Interest Cost	20,763	21,338	10,657	10,942
Expected Return on Plan Assets	(29,850)	(29,552)	(14,486)	(14,582)
Amortization of Prior Service Cost	134	294	(1,069)	(854)
Amortization of Transition Amount	—	—	5	270
Amortization of Losses	19,807	17,437	12,029	11,896
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	399	1,762	7,274	7,963

Net Periodic Benefit Cost	$18,354	$18,665	$16,418	$17,773

(1)

The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions. During the six months ended March 31, 2012, the Company contributed $31.8 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $15.3 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2012, the Company expects to contribute $7.0 million to the Retirement Plan. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2012 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2012, the Company expects to contribute between $5.0 million and $6.0 million to its VEBA trusts and 401(h) accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

[Please note that this overview is a high-level summary

of items that are discussed in greater detail in subsequent sections of this report.]

The Company is a diversified energy holding company that owns a number of subsidiary operating companies, and reports financial results in four reportable business segments. For the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, the Company experienced a decrease in earnings of $48.2 million. For the six months ended March 31, 2012 compared to the six months ended March 31, 2011, the Company experienced a decrease in earnings of $46.1 million. The earnings decrease for both the quarter and six-month periods was primarily driven by the recognition of a gain on the sale of unconsolidated subsidiaries of $50.9 million ($31.4 million after tax) during the quarter ended March 31, 2011 in the All Other category that did not recur during the quarter and six months ended March 31, 2012. In February 2011, the Company sold its 50% equity method investments in Seneca Energy and Model City for $59.4 million. Seneca Energy and Model City generate and sell electricity using methane gas obtained from landfills owned by outside parties. The sale was the result of the Company’s strategy to pursue the sale of smaller, non-core assets in order to focus on its core businesses, including the development of the Marcellus Shale and the expansion of its pipeline business throughout the Appalachian region. Lower earnings in the Exploration and Production segment, Utility segment and Energy Marketing segment also contributed to the decrease in earnings for the quarter and six-month periods, slightly offset by higher earnings in the Pipeline and Storage segment. For further discussion of the Company’s earnings, refer to the Results of Operations section below.

The Marcellus Shale is a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. Due to the depth at which this formation is found, drilling and completion costs, including the drilling and completion of horizontal wells with hydraulic fracturing, are very expensive. However, independent geological studies have indicated that this formation could yield natural gas reserves measured in the trillions of cubic feet. The Company controls the natural gas interests associated with approximately 745,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations. The Company’s reserve base has grown substantially from development in the Marcellus Shale. Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 331 Bcf at September 30, 2010 to 607 Bcf at September 30, 2011. With this in mind, and with a natural desire to realize the value of these assets in a responsible and orderly fashion, the Company has spent significant amounts of capital in this region. For the six months ended March 31, 2012, the Company spent $355.0 million towards the development of the Marcellus Shale. While the Company remains focused on the development of the Marcellus Shale, the Company will be reducing its estimated capital expenditures for fiscal 2012 and fiscal 2013 in response to the significant decline in natural gas prices. The Exploration and Production segment estimated capital expenditures for fiscal 2012 have been reduced by approximately $110 million from what was reported at December 31, 2011. The Exploration and Production segment estimated capital expenditures for fiscal 2013 have been reduced by approximately $425 million from what was reported at September 30, 2011.

Coincident with the development of its Marcellus Shale acreage, the Company’s Pipeline and Storage segment is building pipeline gathering and transmission facilities to connect Marcellus Shale production with existing pipelines in the region and is pursuing the development of additional pipeline and storage capacity in order to meet anticipated demand for the large amount of Marcellus Shale production expected to come on-line in the months and years to come. One such project, Empire’s Tioga County Extension Project, was placed in service in November 2011. Supply Corporation’s planned Northern Access expansion project is also considered significant. Just like the Tioga County Extension Project, it is designed to receive natural gas produced from the Marcellus Shale and transport it to Canada and the Northeast United States to meet growing demand in those areas. During the past two years, Empire and Supply Corporation experienced a decline in the volumes of natural gas received at the Canada/United States border at the Niagara River to be shipped across their systems. The historical price advantage for gas sold at the Niagara import points has declined as production in the Canadian producing regions has declined or been diverted to other demand areas, and as production from new shale plays has increased in the United States. This factor has been causing shippers to seek alternative gas supplies and consequently alternative transportation routes. Empire’s Tioga County Extension Project is currently providing one such alternative transportation route and Supply Corporation’s Northern Access expansion project is designed to provide another alternative transportation route. Service for the Northern Access expansion project is expected to begin in November 2012. These projects, which are discussed more completely in the Investing Cash Flow section that follows, have or will involve significant capital expenditures.

From a capital resources perspective, the Company has largely been able to meet its capital expenditure needs for all of the above projects by using cash from operations. In addition, the Company’s December 2011 issuance of $500.0 million of 4.90% notes due in December 2021 enhanced its liquidity position to meet these needs. On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement that replaced the Company’s $300.0 million committed credit facility with a similar committed credit facility totaling $750.0 million that extends to January 6, 2017.

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

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of the Company’s 2011 Form 10-K and Item 2 of the Company’s December 31, 2011 Form 10-Q. There have been no material changes to those disclosures other than as set forth below. The information presented below updates and should be read in conjunction with the critical accounting estimates in those documents.

Oil and Gas Exploration and Development Costs. The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties. In accordance with this methodology, the Company is required to perform a quarterly ceiling test. Under the ceiling test, the present value of future revenues from the Company’s oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date. If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling. At March 31, 2012, the ceiling exceeded the book value of the oil and gas properties by approximately $279.6 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2012, based on posted Midway Sunset prices was $107.51 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2012, based on the quoted Henry Hub spot price for natural gas, was $3.73 per MMBtu. (Note – Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended March 31, 2012.) If natural gas average prices used in the ceiling test calculation at March 31,

2012 had been $1 per MMBtu lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $103.3 million. If crude oil average prices used in the ceiling test calculation at March 31, 2012 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $233.8 million. If both natural gas and crude oil average prices used in the ceiling test calculation at March 31, 2012 were lower by $1 per MMBtu and $5 per Bbl, respectively, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $57.6 million. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation. For a more complete discussion of the full cost method of accounting, refer to “Oil and Gas Exploration and Development Costs” under “Critical Accounting Estimates” in Item 7 of the Company’s 2011 Form 10-K.

RESULTS OF OPERATIONS

Earnings

The Company’s earnings were $67.4 million for the quarter ended March 31, 2012 compared with earnings of $115.6 million for the quarter ended March 31, 2011. The decrease in earnings of $48.2 million is primarily a result of lower earnings in the All Other category, Exploration and Production segment, Utility segment and Energy Marketing segment. Higher earnings in the Pipeline and Storage segment slightly offset these decreases. The Company’s earnings for the quarter ended March 31, 2011 include a $50.9 million ($31.4 million after tax) gain on the sale of unconsolidated subsidiaries as a result of the Company’s sale of its 50% equity method investments in Seneca Energy and Model City, as discussed above.

The Company’s earnings were $128.1 million for the six months ended March 31, 2012 compared to earnings of $174.2 million for the six months ended March 31, 2011. The decrease in earnings of $46.1 million is primarily a result of lower earnings in the All Other category, Exploration and Production segment, Utility segment and Energy Marketing segment. Higher earnings in the Pipeline and Storage segment slightly offset these decreases. The Company’s earnings for the six months ended March 31, 2011 include a $50.9 million ($31.4 million after tax) gain on the sale of unconsolidated subsidiaries, as discussed above.

Additional discussion of earnings in each of the business segments can be found in the business segment information that follows. Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Utility	$28,275	$33,081	$(4,806)	$47,628	$56,071	$(8,443)
Pipeline and Storage	12,841	10,955	1,886	22,801	19,533	3,268
Exploration and Production	22,192	33,299	(11,107)	52,507	60,672	(8,165)
Energy Marketing	3,310	6,299	(2,989)	3,739	7,231	(3,492)

Total Reportable Segments	66,618	83,634	(17,016)	126,675	143,507	(16,832)
All Other	1,339	32,181	(30,842)	2,743	31,606	(28,863)
Corporate	(565)	(204)	(361)	(1,327)	(959)	(368)

Total Consolidated	$67,392	$115,611	$(48,219)	$128,091	$174,154	$(46,063)

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Retail Sales Revenues:
Residential	$207,409	$263,596	$(56,187)	$355,672	$440,785	$(85,113)
Commercial	28,208	38,813	(10,605)	45,853	61,359	(15,506)
Industrial	1,675	2,900	(1,225)	2,697	4,144	(1,447)

	237,292	305,309	(68,017)	404,222	506,288	(102,066)

Transportation	43,124	44,951	(1,827)	78,088	80,363	(2,275)
Off-System Sales	17,865	16,699	1,166	27,010	25,589	1,421
Other	4,056	1,421	2,635	6,216	3,552	2,664

	$302,337	$368,380	$(66,043)	$515,536	$615,792	$(100,256)

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Retail Sales:
Residential	21,384	28,048	(6,664)	35,933	45,207	(9,274)
Commercial	3,161	4,372	(1,211)	5,155	6,842	(1,687)
Industrial	187	393	(206)	288	539	(251)

	24,732	32,813	(8,081)	41,376	52,588	(11,212)

Transportation	22,719	27,472	(4,753)	39,647	45,581	(5,934)
Off-System Sales	6,799	3,458	3,341	9,544	5,321	4,223

	54,250	63,743	(9,493)	90,567	103,490	(12,923)

Degree Days

				Percent Colder (Warmer) Than
	Normal	2012	2011	Normal(1)	Prior Year(1)
Three Months Ended March 31
Buffalo	3,364	2,572	3,494	(23.5)	(26.4)
Erie	3,176	2,403	3,312	(24.3)	(27.4)
Six Months Ended March 31
Buffalo	5,624	4,420	5,826	(21.4)	(24.1)
Erie	5,257	4,124	5,472	(21.6)	(24.6)

(1)	Percents compare actual 2012 degree days to normal degree days and actual 2012 degree days to actual 2011 degree days.

2012 Compared with 2011

Operating revenues for the Utility segment decreased $66.0 million for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. This decrease largely resulted from a $68.0 decrease in retail gas sales revenues. The decrease in retail gas sales revenues was primarily due to warmer weather combined with the recovery of lower gas costs (subject to certain timing variations, gas costs are recovered dollar for dollar in revenues). The recovery of lower gas costs resulted from lower volumes sold combined with a lower cost of purchased gas. The Utility segment’s average cost of purchased gas, including the cost of transportation and storage, was $4.78 per Mcf for the three months ended March 31, 2012, a decrease of 24.2% from the average cost of $6.31 per Mcf for the three months ended March 31, 2011.

The increase in off-system sales revenues of $1.2 million was largely due to an increase in off-system sales volume. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact on margins. The decrease in transportation revenues of $1.8 million is primarily due to a 4.8 Bcf decrease in throughput (primarily due to warmer weather). The decrease in transportation revenues was partially offset by a migration of customers from retail sales to transportation services. The $2.6 million increase in other operating revenues was largely attributable to a regulatory adjustment to increase a previous undercollection of pension and other post-retirement benefit costs.

Operating revenues for the Utility segment decreased $100.3 million for the six months ended March 31, 2012 as compared with the six months ended March 31, 2011. This decrease largely resulted from a $102.1 million decrease in retail gas sales revenues. The decrease in retail gas sales revenues was primarily due to warmer weather combined with the recovery of lower gas costs (subject to certain timing variations, gas costs are recovered dollar for dollar in revenues). The recovery of lower gas costs resulted from lower volumes sold combined with a lower cost of purchased gas. The Utility segment’s average cost of purchased gas, including the cost of transportation and storage, was $5.25 per Mcf for the six months ended March 31, 2012, a decrease of 15.2% from the average cost of $6.19 per Mcf for the six months ended March 31, 2011.

The increase in off-system sales revenues of $1.4 million was largely due to an increase in off-system sales volume. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal and there was not a material impact on margins. The decrease in transportation revenues of $2.3 million is primarily due to a 5.9 Bcf decrease in throughput (primarily due to warmer weather). The decrease in transportation revenues was partially offset by a migration of customers from retail sales to transportation services. The $2.7 million increase in other operating revenues was largely attributable to a regulatory adjustment to increase a previous undercollection of pension and other post-retirement benefit costs.

The Utility segment’s earnings for the quarter ended March 31, 2012 were $28.3 million, a decrease of $4.8 million when compared with earnings of $33.1 million for the quarter ended March 31, 2011. The decrease in earnings is largely attributable to warmer weather ($4.4 million). In addition, earnings were negatively impacted by higher operating expenses of $0.4 million (largely the result of higher personnel costs that were partially offset by decreased bad debt expense). These decreases were partially offset by the positive earnings impact of lower interest expense ($0.4 million), which was largely due to lower interest on deferred gas costs.

The impact of weather variations on earnings in the New York jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For the quarter ended March 31, 2012, the WNC preserved earnings of approximately $3.3 million, as the weather was warmer than normal. For the quarter ended March 31, 2011, the WNC reduced earnings by $0.7 million, as it was colder than normal.

The Utility segment’s earnings for the six months ended March 31, 2012 were $47.6 million, a decrease of $8.5 million when compared with earnings of $56.1 million for the six months ended March 31, 2011. The decrease in earnings is largely attributable to warmer weather ($6.6 million) and routine regulatory adjustments of $0.9 million. In addition, earnings were negatively impacted by higher operating expenses of $0.8 million (largely the result of higher personnel costs that were partially offset by decreased bad debt expense) and higher income tax expense of $0.7 million. These decreases were partially offset by the positive earnings impact of lower interest expense ($0.8 million), which was largely due to lower interest on deferred gas costs.

For the six months ended March 31, 2012, the WNC preserved earnings of approximately $4.7 million, as the weather was warmer than normal. For the six months ended March 31, 2011, the WNC reduced earnings by $0.8 million, as it was colder than normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Firm Transportation	$45,007	$37,290	$7,717	$84,139	$72,240	$11,899
Interruptible Transportation	335	415	(80)	738	730	8

	45,342	37,705	7,637	84,877	72,970	11,907

Firm Storage Service	16,685	16,859	(174)	33,183	33,461	(278)
Interruptible Storage Service	—	2	(2)	—	19	(19)
Other	1,387	5,735	(4,348)	1,644	7,246	(5,602)

	$63,414	$60,301	$3,113	$119,704	$113,696	$6,008

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2012	2011	Decrease	2012	2011	Increase (Decrease)
Firm Transportation	118,050	123,969	(5,919)	201,658	213,218	(11,560)
Interruptible Transportation	456	1,095	(639)	1,264	1,220	44

	118,506	125,064	(6,558)	202,922	214,438	(11,516)

2012 Compared with 2011

Operating revenues for the Pipeline and Storage segment increased $3.1 million in the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. The increase was primarily due to an increase in transportation revenues of $7.6 million, largely due to new contracts for transportation service on Supply Corporation’s Line N Expansion Project, which was placed in service in October 2011, and Empire’s Tioga County Extension Project, which was placed in service in November 2011. Both projects provide pipeline capacity for Marcellus Shale production and are discussed in the Investing Cash Flow section that follows. These increases more than offset a decline in transportation revenues due to the turnback of other pipeline capacity at Niagara. The increase in transportation revenues was partially offset by a decrease in efficiency gas revenues of $4.4 million (reported as a part of other revenue in the table above) resulting from lower natural gas prices, lower efficiency gas volumes and an adjustment to reduce the carrying value of Supply Corporation’s efficiency gas inventory to market value during the quarter ended March 31, 2012. Under Supply Corporation’s tariff with shippers, Supply Corporation is allowed to retain a set percentage of shipper-supplied gas as compressor fuel and for other operational purposes. To the extent that Supply Corporation does not need all of the gas to cover such operational needs, it is allowed to keep the excess gas as inventory. That inventory is later sold to buyers on the open market. The excess gas that is retained as inventory, as well as any gains resulting from the sale of such inventory, represent efficiency gas revenue to Supply Corporation.

Operating revenues for the Pipeline and Storage segment for the six months ended March 31, 2012 increased $6.0 million as compared with the six months ended March 31, 2011. The increase was primarily due to an increase in transportation revenues of $11.9 million, which was primarily the result of new contracts for transportation service on Supply Corporation’s Line N Expansion Project and Empire’s Tioga County Extension Project, as discussed above, which more than offset a decline in transportation revenues due to the turnback of other pipeline capacity at Niagara. The increase in transportation revenues was partially offset by a decrease in efficiency gas revenues of $5.6 million resulting from lower natural gas prices, lower efficiency gas volumes and adjustments to reduce the carrying value of Supply Corporation’s efficiency gas inventory to market value during the six months ended March 31, 2012.

Volume fluctuations generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire. Transportation volume for the quarter ended March 31, 2012 decreased by 6.6 Bcf from the prior year’s quarter. For the six months ended March 31, 2012, transportation volume decreased by 11.5 Bcf from the prior year’s six-month period. While transportation volume decreased largely due to warmer weather, there was little impact on revenues due to Supply Corporation and Empire’s straight fixed-variable rate design.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2012 were $12.8 million, an increase of $1.8 million when compared with earnings of $11.0 million for the quarter ended March 31, 2011. The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $5.0 million, as discussed above, combined with lower operating expenses ($0.6 million). The decrease in operating expenses can be attributed primarily to a decline in compressor station maintenance costs, a decrease in workers’ compensation expense and a decrease in the reserve for preliminary project costs. These operating expense decreases were partially offset by additional operating costs associated with compliance with federal/state mandates and Supply Corporation’s current rate case. The earnings increases were partially offset by the earnings impact associated with lower efficiency gas revenues ($2.9 million), as discussed above, and higher depreciation expense ($0.4 million). The increase in depreciation expense is primarily the result of additional projects that were placed in service in the last year.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2012 were $22.8 million, an increase of $3.3 million when compared with earnings of $19.5 million for the six months ended March 31, 2011. The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $7.7 million, as discussed above, combined with an increase in the allowance for funds used during construction (equity component) of $0.6 million mainly due to construction during the six months ended March 31, 2012 on Supply Corporation’s Northern Access Expansion Project and Line N 2012 Expansion Project and Empire’s Tioga County Extension Project. These earnings increases were partially offset by the earnings impact associated with lower efficiency gas revenues ($3.7 million), as discussed above, and higher depreciation expense ($1.1 million). The increase in depreciation expense is mostly the result of additional projects that were placed in service in the last year.

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Gas (after Hedging)	$65,199	$73,256	$(8,057)	$131,711	$131,265	$446
Oil (after Hedging)	67,721	61,337	6,384	133,392	120,030	13,362
Gas Processing Plant	6,284	6,659	(375)	13,245	13,342	(97)
Other	191	44	147	159	(71)	230
Intrasegment Elimination (1)	(2,469)	(3,866)	1,397	(5,608)	(6,968)	1,360

	$136,926	$137,430	$(504)	$272,899	$257,598	$15,301

(1)

Represents the elimination of certain West Coast gas production revenue included in “Gas (after Hedging)” in the table above that was sold to the gas processing plant shown in the table above. An elimination for the same dollar amount was made to reduce the gas processing plant’s Purchased Gas expense.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
Production Volumes	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Gas Production (MMcf)
Appalachia	13,236	10,848	2,388	26,347	18,930	7,417
West Coast	828	855	(27)	1,645	1,790	(145)
Gulf Coast	—	2,056	(2,056)	—	4,070	(4,070)

Total Production	14,064	13,759	305	27,992	24,790	3,202

Oil Production (Mbbl)
Appalachia	8	11	(3)	18	21	(3)
West Coast	717	643	74	1,426	1,297	129
Gulf Coast	—	92	(92)	—	197	(197)

Total Production	725	746	(21)	1,444	1,515	(71)

Average Prices

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.74	$4.40	$(1.66)	$3.06	$4.24	$(1.18)
West Coast	$3.49	$4.46	$(0.97)	$4.22	$4.18	$0.04
Gulf Coast	N/M	$4.87	N/M	N/M	$4.71	N/M
Weighted Average	$2.78	$4.48	$(1.70)	$3.13	$4.31	$(1.18)
Weighted Average After Hedging	$4.64	$5.32	$(0.68)	$4.71	$5.30	$(0.59)

Average Oil Price/Bbl
Appalachia	$100.35	$86.53	$13.82	$93.54	$84.07	$9.47
West Coast	$112.17	$95.35	$16.82	$110.71	$87.84	$22.87
Gulf Coast	N/M	$96.12	N/M	N/M	$89.61	N/M
Weighted Average	$112.05	$95.31	$16.74	$110.50	$88.01	$22.49
Weighted Average After Hedging	$93.40	$82.28	$11.12	$92.39	$79.21	$13.18

2012 Compared with 2011

Operating revenues for the Exploration and Production segment decreased $0.5 million for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. Gas production revenue after hedging decreased $8.1 million. This was largely due to a $0.68 per Mcf decrease in the weighted average price of gas after hedging, as increases in Appalachian natural gas production were largely offset by production decreases in the Gulf Coast region. The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, mainly in Tioga County, Pennsylvania. The decrease in Gulf Coast gas production resulted from the sale of the Exploration and Production segment’s offshore oil and natural gas properties in April 2011. Oil production revenue after hedging increased $6.4 million due to an increase in the weighted average price of oil after hedging ($11.12 per Bbl). This increase was partially offset by a decrease in production as a result of the aforementioned sale of Gulf Coast offshore properties. In addition, there was a $1.0 million increase in processing plant revenues (net of eliminations) due to a lower cost of gas used in the West Coast processing plant.

Operating revenues for the Exploration and Production segment increased $15.3 million for the six months ended March 31, 2012 as compared with the six months ended March 31, 2011. Oil production revenue after hedging increased $13.4 million due to an increase in the weighted average price of oil after hedging ($13.18 per Bbl). This increase was partially offset by a decrease in production as a result of the aforementioned sale of Gulf Coast offshore properties. Gas production revenue after hedging increased $0.4 million as increases in Appalachian natural gas production were largely offset by production decreases in the Gulf Coast region (as discussed above). In addition, there was a $1.3 million increase in processing plant revenues (net of eliminations) due to a lower cost of gas used in the West Coast processing plant.

The Exploration and Production segment’s earnings for the quarter ended March 31, 2012 were $22.2 million, a decrease of $11.1 million when compared with earnings of $33.3 million for the quarter ended March 31, 2011. Lower natural gas and crude oil revenues from the Gulf Coast region ($12.5 million) due to the sale of the offshore oil and natural gas properties decreased earnings. In the Appalachian and West Coast regions, lower natural gas prices after hedging further decreased earnings ($6.6 million). Earnings were further reduced by higher property and other taxes ($4.9 million), higher interest expense ($2.0 million), higher depletion ($1.5 million), higher lease operating expenses ($1.3 million), and higher general, administrative and other operating expenses ($0.8 million). Higher natural gas production, higher crude oil prices, and higher crude oil production in the Appalachian and West Coast regions increased earnings by $8.2 million, $6.2 million and $3.7 million, respectively. In addition, an increase in processing plant revenues (net of eliminations) of $0.7 million further increased earnings. The increase in property and other taxes is largely due to the accrual of a new impact fee imposed by Pennsylvania for the first time (the fee was retroactively applied to all wells). The amount accrued was $6.4 million, of which $5.1 million was attributable to prior quarters. This was partially offset by the impact of a revision of the California property tax liability in January 2011, which led to an increase in West Coast property taxes in 2011 that did not recur in 2012. The sale of the Gulf Coast offshore oil and natural gas properties in 2011 led to a further decrease in property and other taxes, which, when combined with the impact of the revision in the California property tax liability, increased earnings by $1.5 million. An increase in the weighted average amount of debt (due to the Exploration and Production segment’s share ($470 million) of the $500 million long-term debt issuance in December 2011) led to the increase in interest expense. The increase in depletion expense is primarily due to an increase in depletable base and production. The increase in lease operating expense is largely attributable to an increase in costs on non-operated joint venture wells, higher number of producing properties and higher transportation costs in the Appalachian region and higher well repair costs in the West Coast region. Higher personnel costs led to increases in general, administrative and other operating expenses.

The Exploration and Production segment’s earnings for the six months ended March 31, 2012 were $52.5 million, a decrease of $8.2 million when compared with earnings of $60.7 million for the six months ended March 31, 2011. Lower natural gas and crude oil revenues from the Gulf Coast region ($24.6 million) due to the sale of the offshore oil and natural gas properties decreased earnings. In the Appalachian and West Coast regions, lower natural gas prices after hedging also decreased earnings ($11.9 million). Earnings were further reduced by higher property and other taxes ($4.7 million), higher general, administrative and other operating expenses ($2.2 million), higher interest expense ($1.5 million), higher depletion ($6.6 million), higher lease operating expenses ($2.1 million), and higher income tax expense ($1.3 million). Higher natural gas production, higher crude oil prices, and higher crude oil production in the Appalachian and West Coast regions increased earnings by $25.3 million, $13.8 million and $6.3 million, respectively. In addition, an increase in processing plant revenues (net of eliminations) of $0.8 million further increased earnings. As mentioned above, the increase in property and other taxes is largely due to the accrual of a new impact fee imposed by Pennsylvania for the first time (the fee was retroactively applied to all wells). The amount accrued was $6.4 million, of which $3.9 million was attributable to the prior fiscal year. This was partially offset by the impact of a revision of the California property tax liability in January 2011, which led to an increase in West Coast property taxes in 2011 that did not recur in 2012. The sale of the Gulf Coast offshore oil and natural gas properties in 2011 led to a further decrease in property and other taxes which, when combined with the impact of the revision in the California property tax liability, increased earnings by $1.7 million. Higher personnel costs were largely responsible for increases in general, administrative and other operating expenses. An increase in the weighted average amount of debt (due to the Exploration and Production segment’s share ($470 million) of the $500 million long-term debt issuance in December 2011) led to the increase in interest expense. The increase in depletion expense is primarily due to an increase in depletable base and production. The increase in lease operating expense is largely attributable to an increase in costs on non-operated joint venture wells, higher number of producing properties and higher transportation costs in the Appalachian region and higher well repair costs in the West Coast region. The increase in income taxes is attributable to higher state income taxes.

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Thousands)	2012	2011	Decrease	2012	2011	Decrease
Natural Gas (after Hedging)	$75,473	$121,294	$(45,821)	$126,972	$174,933	$(47,961)
Other	19	27	(8)	29	40	(11)

	$75,492	$121,321	$(45,829)	$127,001	$174,973	$(47,972)

Energy Marketing Volume

	$(45,821)	$(45,821)	$(45,821)	$(45,821)	$(45,821)	$(45,821)
	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2012	2011	Decrease	2012	2011	Decrease
Natural Gas – (MMcf)	17,727	21,609	(3,882)	28,039	32,355	(4,316)

2012 Compared with 2011

Operating revenues for the Energy Marketing segment decreased $45.8 million and $48.0 million for the quarter and six months ended March 31, 2012, as compared with the quarter and six months ended March 31, 2011. The decrease for both the quarter and six months ended March 31, 2012 reflects a decline in gas sales revenue due to a lower average price of natural gas that was recovered through revenues and a decrease in volume sold. Warmer weather is primarily responsible for the decrease in volume.

The Energy Marketing segment’s earnings for the quarter ended March 31, 2012 were $3.3 million, a decrease of $3.0 million when compared with earnings of $6.3 million for the quarter ended March 31, 2011. The Energy Marketing segment’s earnings for the six months ended March 31, 2012 were $3.7 million, a decrease of $3.5 million when compared with earnings of $7.2 million for the six months ended March 31, 2011. These decreases were largely attributable to a decline in margin of $3.0 million and $3.5 million for the quarter and six-month periods, respectively. The decrease in margin was primarily driven by a reduction in the benefit the Energy Marketing segment derived from its contracts for storage capacity as well as lower volume sold to retail customers.

Corporate and All Other

2012 Compared with 2011

Corporate and All Other operations recorded earnings of $0.8 million for the quarter ended March 31, 2012, a decrease of $31.2 million when compared with earnings of $32.0 million for the quarter ended March 31, 2011. The decrease in earnings is primarily due to the gain on the sale of Horizon Power’s investments in Seneca Energy and Model City of $31.4 million during the quarter ended March 31, 2011. In addition, higher interest expense of $2.3 million, lower income from unconsolidated subsidiaries of $0.4 million and higher income tax expense of $0.2 million decreased earnings further. The higher interest expense is due to higher borrowings. The Company issued $500 million of notes at 4.90% in December 2011 and repaid $150 million of 6.70% notes that matured in November 2011. The lower income from unconsolidated subsidiaries is due to the sale of Horizon Power’s investments in Seneca Energy and Model City as noted above. The factors contributing to the overall decrease in earnings were partially offset by higher interest income of $2.4 million, higher margins of $0.5 million and higher gathering and processing revenues of $0.2 million. The higher interest income is due to higher interest collected from the Company’s Exploration and Production segment as a result of their share of the borrowing discussed above. The higher margins are due to an increase in revenues from the sale of standing timber. The increase in gathering and processing revenues are due to Midstream Corporation’s increase in gathering operations for Marcellus Shale gas in Tioga County, Pennsylvania.

For the six months ended March 31, 2012, Corporate and All Other operations had earnings of $1.4 million, a decrease of $29.2 million when compared with earnings of $30.6 million for the six months ended March 31, 2011. The decrease in earnings is primarily due to the gain on the sale of Horizon Power’s investments in Seneca Energy and Model City of $31.4 million during the quarter ended March 31, 2011. In addition, higher interest expense of $1.6 million and higher income tax expense of $0.4 million decreased earnings further. The higher interest expense is due to higher borrowings as discussed above. The factors contributing to the overall decrease in earnings were partially offset by higher interest income of $1.9 million, higher gathering and processing revenues of $1.3 million, higher margins of $0.9 million and a lower loss from unconsolidated subsidiaries of $0.3 million. The higher interest income is due to higher interest collected from the Company’s Exploration and Production segment as a result of their share of the borrowing discussed above. The higher margins are due to an increase in revenues from the sale of standing timber. The increase in gathering and processing revenues are due to Midstream Corporation’s increase in gathering operations for Marcellus Shale gas in Tioga County, Pennsylvania. The lower loss from unconsolidated subsidiaries is primarily due to the non-recurrence of renewable energy credit adjustments recorded by Seneca Energy and Model City during the quarter ended December 31, 2010.

Other Income

Other income decreased $0.8 million for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. This decrease is mainly attributable to a gain on corporate-owned life insurance policies of $0.5 million recognized during the quarter ended March 31, 2011 that did not recur during the quarter ended March 31, 2012. There was a loss from unconsolidated subsidiaries for the quarter ended March 31, 2012 which when compared to income from unconsolidated subsidiaries for the quarter ended March 31, 2011, reduced other income by an additional $0.6 million (largely the result of the sale of Seneca Energy and Model City in February 2011). For the six months ended March 31, 2012, other income increased $0.7 million as compared with the six months ended March 31, 2011. This increase is mainly attributable to a $0.6 million increase in allowance for funds used during construction in the Pipeline and Storage segment. In addition, there was a reduction of losses from unconsolidated subsidiaries for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 of $0.5 million (as discussed in Corporate and All Other above). This was partially offset by the non-recurrence of the gain on corporate-owned life insurance policies of $0.5 million recognized during the six months ended March 31, 2011.

Interest Expense on Long-Term Debt

Interest on long-term debt increased $2.5 million for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. For the six months ended March 31, 2012, interest on long-term debt increased $0.9 million as compared with the six months ended March 31, 2011. This increase is due to higher borrowings. The Company issued $500 million of notes at 4.90% in December 2011 and repaid $150 million of 6.70% notes that matured in November 2011.

Other Interest Expense

Other interest expense decreased $0.2 million for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. For the six months ended March 31, 2012, other interest expense decreased $0.8 million as compared with the six months ended March 31, 2011. The decrease is mainly due to lower interest expense on regulatory deferrals (primarily interest on deferred gas costs) in the Utility segment.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month period ended March 31, 2012 consisted of proceeds from the issuance of long-term debt and cash provided by operating activities. The Company’s primary sources of cash during the six-month period ended March 31, 2011 consisted of cash provided by operating activities and net proceeds from the sale of unconsolidated subsidiaries. During the six months ended March 31, 2012 and March 31, 2011, the common stock used to fulfill the requirements of the Company’s 401(k) plans was obtained via open market purchases. In April 2011, the Company began issuing original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.

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

Net cash provided by operating activities totaled $338.9 million for the six months ended March 31, 2012, a decrease of $4.3 million compared with $343.2 million provided by operating activities for the six months ended March 31, 2011. The decrease in cash provided by operating activities is primarily due to a decrease in cash provided by operations in the Energy Marketing segment, partially offset by an increase in cash provided by operations in both the Utility segment and Exploration and Production segment. The variation in the Energy Marketing segment can be attributed to hedging collateral account fluctuations combined with fluctuations in storage gas inventory and lower customer advances. The increase in the Utility segment can be attributed to the timing of gas cost recovery. The increase in the Exploration and Production segment reflects higher cash receipts from oil and natural gas production in the West Coast and Appalachian regions combined with hedging collateral account fluctuations, which both offset the loss of cash flow from the Company’s former oil and natural gas properties in the Gulf of Mexico.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $541.8 million during the six months ended March 31, 2012 and $382.7 million for the six months ended March 31, 2011. The table below presents these expenditures:

Total Expenditures for Long-Lived Assets

Six Months Ended March 31, (Millions)	2012		2011		Increase (Decrease)
Utility :
Capital Expenditures	$25.3		$25.4		$(0.1)
Pipeline and Storage:
Capital Expenditures	63.2	(1)(2)	39.5	(3)	23.7
Exploration and Production:
Capital Expenditures	409.1	(1)(2)	315.2	(3)(4)	93.9
All Other:
Capital Expenditures	44.2	(1)(2)	2.6		41.6

	$541.8		$382.7		$159.1

(1)

Capital expenditures for the Exploration and Production segment include $93.6 million of accrued capital expenditures at March 31, 2012, the majority of which was in the Appalachian region. Capital expenditures for the Pipeline and Storage segment include $12.9 million of accrued capital expenditures at March 31, 2012. In addition, capital expenditures for the All Other category include $7.9 million of accrued capital expenditures at March 31, 2012. These amounts have been excluded from the Consolidated Statement of Cash Flows at March 31, 2012 since they represent non-cash investing activities at that date.

(2)

Capital expenditures for the Exploration and Production segment for the six months ended March 31, 2012 exclude $63.5 million of capital expenditures, the majority of which was in the Appalachian region. Capital expenditures for the Pipeline and Storage segment for the six months ended March 31, 2012 exclude $7.3 million of capital expenditures. Capital expenditures for the All Other category for the six months ended March 31, 2012 exclude $1.4 million of capital expenditures. These amounts were accrued at September 30, 2011 and paid during the six months ended March 31, 2012. These amounts were excluded from the Consolidated Statement of Cash Flows at September 30, 2011 since they represented non-cash investing activities at that date. These amounts have been included in the Consolidated Statement of Cash Flows at March 31, 2012.

(3)

Capital expenditures include $43.9 million of accrued capital expenditures for the Exploration and Production segment at March 31, 2011, the majority of which was in the Appalachian region. In addition, capital expenditures for the Pipeline and Storage segment include $2.0 million of accrued capital expenditures at March 31, 2011. These amounts were excluded from the Consolidated Statement of Cash Flows at March 31, 2011 since they represented non-cash investing activities at that date.

(4)

Capital expenditures for the Exploration and Production segment for the six months ended March 31, 2011 exclude $55.5 million of capital expenditures, the majority of which was in the Appalachian region. This amount was accrued at September 30, 2010 and paid during the six months ended March 31, 2011. This amount was excluded from the Consolidated Statement of Cash Flows at September 30, 2010 since it represented a non-cash investing activity at that date. The amount was included in the Consolidated Statement of Cash Flows at March 31, 2011.

Utility

The majority of the Utility capital expenditures for the six months ended March 31, 2012 and March 31, 2011 were made for replacement of mains and main extensions, as well as for the replacement of service lines.

Pipeline and Storage

The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2012 were related to the construction of Empire’s Tioga County Extension Project, Supply Corporation’s Line N Expansion Project, Supply Corporation’s Line N 2012 Expansion Project and Supply Corporation’s Northern Access expansion project, as discussed below. The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2012 include $19.7 million spent on the Tioga County

Extension Project, $2.7 million spent on the Line N Expansion Project, $7.1 million spent on the Line N 2012 Expansion Project, and $17.7 million spent on the Northern Access expansion project. The Pipeline and Storage capital expenditures for the six months ended March 31, 2012 also include additions, improvements, and replacements to this segment’s transmission and gas storage systems. The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2011 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage capital expenditure amounts for the six months ended March 31, 2011 include $7.3 million spent on the Line N Expansion Project, $5.0 million spent on the Lamont Phase II Project and $4.0 million spent on the Tioga County Extension Project.

In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus Shale producing area — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of March 31, 2012, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.4 million.

Supply Corporation and Empire are moving forward with several projects designed to move anticipated Marcellus production gas to other interstate pipelines and to markets beyond the Supply Corporation and Empire pipeline systems.

Supply Corporation has a precedent agreement with Statoil Natural Gas LLC (“Statoil”) to provide 320,000 Dth/day of firm transportation capacity for a 20-year term in conjunction with its “Northern Access” expansion project, and has executed the transportation service agreement. This capacity will provide Statoil with a firm transportation path from the Tennessee Gas Pipeline (“TGP”) 300 Line at Ellisburg to the TransCanada Pipeline at Niagara. This path is attractive because it provides a route for Marcellus shale gas, principally along the TGP 300 Line in northern Pennsylvania, to be transported from the Marcellus supply basin to northern markets. Supply Corporation filed an application for FERC authorization of the project on March 7, 2011, received its NGA Section 7(c) Certificate on October 20, 2011, and received its Notice to Proceed on April 13, 2012. The project facilities involve approximately 9,500 horsepower of additional compression at Supply Corporation’s existing Ellisburg Station and a new approximately 5,000 horsepower compressor station in Wales, New York, along with other system enhancements including enhancements to the jointly owned Niagara Spur Loop Line. Service is expected to begin in November 2012. The cost estimate for the Northern Access expansion is $68 million. As of March 31, 2012, approximately $20.7 million has been spent on the Northern Access expansion project, all of which has been capitalized as Construction Work in Progress.

Supply Corporation has begun service under two service agreements which total 160,000 Dth/day of firm transportation capacity in its “Line N Expansion Project.” This project allows Marcellus production located in the vicinity of Line N to flow south and access markets at Texas Eastern’s Holbrook Station (“TETCO Holbrook”) in southwestern Pennsylvania. The FERC issued the NGA Section 7(c) certificate on December 16, 2010, and the project was placed into service on October 19, 2011. Completed cost for the Line N Expansion Project is expected to be approximately $21 million. As of March 31, 2012, approximately $20.8 million has been spent on the Line N Expansion Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2012.

Supply Corporation has also executed three precedent agreements for a total of 163,000 Dth/day of additional capacity on Line N to TETCO Holbrook for service beginning November 2012 (“Line N 2012 Expansion Project”). On July 8, 2011, Supply Corporation filed for FERC authorization to construct the Line

N 2012 Expansion Project which consists of an additional 20,620 horsepower of compression at its Buffalo Compressor Station, and the replacement of 4.85 miles of 20” pipe with 24” pipe, to enhance the integrity and reliability of its system and to create the additional capacity. The FERC issued the NGA Section 7(c) Certificate on March 29, 2012. The preliminary cost estimate for the Line N 2012 Expansion Project is approximately $30.0 million for the incremental capacity plus approximately $5.8 million allocated to system replacement. As of March 31, 2012, approximately $9.5 million has been spent on the Line N 2012 Expansion Project, all of which has been capitalized as Construction Work in Progress.

In addition, Supply Corporation continues to pursue its largest planned expansion, the West-to-East (“W2E”) pipeline project, which is designed to transport locally produced Marcellus natural gas supplies, principally from the dry central area of the trend, to the Ellisburg/Leidy/Corning area. Supply Corporation anticipates that the development of the W2E project will occur in phases. As currently envisioned, the initial phases of W2E, referred to as the “W2E Overbeck to Leidy” project, are designed to transport at least 425,000 Dth/day, and involves construction of a new 82-mile pipeline through Elk, Cameron, Clinton, Clearfield and Jefferson Counties to the Leidy Hub, from Marcellus and other producing areas along over 300 miles of Supply Corporation’s existing pipeline system. The W2E Overbeck to Leidy project also includes a total of approximately 25,000 horsepower of compression at two separate stations. On March 31, 2010, the FERC granted Supply Corporation’s request for a pre-filing environmental review of the W2E Overbeck to Leidy project, and Supply Corporation is in the process of preparing an NGA Section 7(c) application. The capital cost of the W2E Overbeck to Leidy project is estimated to be $290 million. The project may be built in phases depending on the development of Marcellus production along the corridor, with the first facilities available for service in 2014. As of March 31, 2012, approximately $5.7 million has been spent to study the W2E Overbeck to Leidy project, which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2012.

On August 4, 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to Tennessee Gas Pipeline at Mercer, Pennsylvania, a pooling point recently established at Tennessee’s Station 219 (“Mercer Expansion Project”). Supply Corporation is continuing discussions with an anchor shipper that would take all 150,000 Dth/day of the capacity on the project. Service is expected to begin in 2014 and the estimated cost is $25 million to $30 million. As of March 31, 2012, less than $0.1 million has been spent to study the Mercer Expansion Project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2012.

Empire has begun service under two service agreements which total 350,000 Dth/day of incremental firm transportation capacity in its “Tioga County Extension Project.” This project transports Marcellus production from new interconnections at the southern terminus of a 15-mile extension of its Empire Connector line, in Tioga County, Pennsylvania. Completed cost for the Tioga County Extension Project is expected to be approximately $55 million, of which approximately $51.5 million has been spent through March 31, 2012. This project enables shippers to deliver their natural gas at existing Empire interconnections with Millennium Pipeline at Corning, New York, with the TransCanada Pipeline at the Niagara River at Chippawa, and with utility and power generation markets along its path, as well as to the new interconnection with TGP’s 200 Line (Zone 5) in Ontario County, New York. On August 26, 2010, Empire filed an NGA Section 7(c) application to the FERC for approval of the project and the FERC issued the NGA Section 7(c) certificate on May 19, 2011. Empire accepted the certificate, received a FERC Notice to Proceed and on July 7, 2011 commenced construction. These facilities were placed fully in service on November 22, 2011. All costs associated with the project are included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2012.

On December 17, 2010, Empire concluded an Open Season for up to 260,000 Dth/day of additional capacity from Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line, as well as additional short-haul capacity to Millennium Pipeline at Corning (“Central Tioga County Extension”). Empire is in discussions with an anchor shipper for a significant portion of the proposed capacity, with service likely commencing in 2014, and is studying the facility design that would be necessary to provide the requested service. The Central Tioga County Extension project may involve up to 25,000 horsepower of compression at up to three new stations and a 25 mile 24” pipeline extension, at a preliminary cost estimate of $135 million. As of March 31, 2012, approximately $0.2 million has been spent to study the Central Tioga County Extension project, which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2012.

For all of fiscal 2013, the Company expects to spend approximately $40.0 million on Pipeline and Storage segment capital expenditures. Previously reported 2013 estimated capital expenditures for the Pipeline and Storage segment were $122.5 million. The decrease in estimated capital expenditures noted above is a result of the Company’s response to the significant decline in natural gas prices.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2012 were primarily well drilling and completion expenditures and included approximately $383.3 million for the Appalachian region (including $355.0 million in the Marcellus Shale area) and $25.8 million for the West Coast region. These amounts included approximately $144.2 million spent to develop proved undeveloped reserves.

The Exploration and Production segment capital expenditures for the six months ended March 31, 2011 were primarily well drilling and completion expenditures and included approximately $298.7 million for the Appalachian region (including $295.7 million in the Marcellus Shale area), $14.7 million for the West Coast region and $1.8 million for the Gulf Coast region (former offshore oil and natural gas properties in the Gulf of Mexico). These amounts included approximately $109.4 million spent to develop proved undeveloped reserves. The capital expenditures in the Appalachian region included the Company’s acquisition of oil and gas properties in the Covington Township area of Tioga County, Pennsylvania from EOG Resources, Inc. for approximately $24.1 million in November 2010. The Company funded this transaction with cash from operations.

For all of fiscal 2012, the Company expects to spend $650.0 million on Exploration and Production segment capital expenditures. Previously reported 2012 estimated capital expenditures for the Exploration and Production segment were $760.0 million. In the Appalachian region, estimated capital expenditures will decrease from $710.0 million to $600.0 million. Estimated capital expenditures in the West Coast region will remain at the previously reported $50.0 million. The decrease in estimated capital expenditures noted above is a result of the Company’s response to the significant decline in natural gas prices. As part of this response, the Company reduced the number of drilling rigs in the Appalachian region from six to four during the quarter ended March 31, 2012. The Company plans to reduce the rig count in the Appalachian region to three during the quarter ended June 30, 2012. Also contributing to the decrease in estimated capital expenditures noted above is the shifting of Exploration and Production segment gathering infrastructure to Midstream Corporation.

For all of fiscal 2013, the Company expects to spend $500.0 million on Exploration and Production segment capital expenditures. Previously reported 2013 estimated capital expenditures for the Exploration and Production segment were $925.3 million. In the Appalachian region, estimated capital expenditures will decrease from $882.0 million to $442.5 million. In the West Coast region, estimated capital expenditures will increase from $43.3 million to $57.5 million. The decrease in estimated capital expenditures for the Appalachian region noted above is a result of the Company’s response to the significant decline in natural gas prices. Also contributing to the decrease in estimated capital expenditures noted above is the shifting of Exploration and Production segment gathering infrastructure to Midstream Corporation.

All Other

The majority of the All Other category’s capital expenditures for the six months ended March 31, 2012 were primarily for the construction of Midstream Corporation’s Trout Run Gathering System, as discussed below. The majority of the All Other category’s capital expenditures for the six months ended March 31, 2011 were primarily for the expansion of Midstream Corporation’s Covington Gathering system in Tioga County, Pennsylvania as well as for the construction of Midstream Corporation’s Trout Run Gathering System.

NFG Midstream Covington, LLC, a wholly owned subsidiary of Midstream Corporation, has been expanding its gathering system in Tioga County, Pennsylvania. As of March 31, 2012, the Company has spent approximately $21.2 million in costs related to the Covington Gathering System, including approximately $5.0 million spent during the six months ended March 31, 2012. All costs associated with this gathering system are included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2012.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, is developing a gathering system in Lycoming County, Pennsylvania. The project, Trout Run Gathering System, is anticipated to be placed in service in May 2012. The system will consist of approximately 26 miles of backbone and in-field gathering system including compression at a cost of approximately $130 million. As of March 31, 2012, the Company has spent approximately $51.5 million in costs related to this project, including approximately $35.9 million spent during the six months ended March 31, 2012, all of which has been capitalized as Construction Work in Progress.

Midstream Corporation is planning the construction of a gathering system in McKean County, Pennsylvania. The project, Mt. Jewett Gathering System, is anticipated to be placed in service in fiscal 2013. The gathering system will cost approximately $22 million. As of March 31, 2012, the Company has spent approximately $1.6 million in costs related to this project, all of which has been capitalized as Construction Work in Progress.

For all of fiscal 2012, the Company expects to spend approximately $115.0 million on All Other and Corporate category capital expenditures. Previously reported 2012 estimated capital expenditures for the All Other and Corporate category were $84.8 million. The increase in estimated capital expenditures noted above is a result of the Exploration and Production segment shifting its gathering infrastructure to Midstream Corporation.

For all of fiscal 2013, the Company expects to spend approximately $100.0 million on All Other and Corporate category capital expenditures. Previously reported 2013 estimated capital expenditures for the All Other and Corporate category were $10.5 million. The increase in estimated capital expenditures noted above is a result of the Exploration and Production segment shifting its gathering infrastructure to Midstream Corporation.

Project Funding

The Company has been financing the Pipeline and Storage segment projects and the Midstream Corporation projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations. Going forward, while the Company expects to use cash from operations as the first means of financing these projects, it is expected that the Company will increase its use of short-term borrowings during fiscal 2012. Natural gas and crude oil prices combined with production from existing wells will be a significant factor in determining how much of the capital expenditures are funded with cash from operations. The Company also issued additional long-term debt in December 2011 to enhance its liquidity position.

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

Financing Cash Flow

Consolidated short-term debt decreased $20.0 million during the six months ended March 31, 2012. The maximum amount of short-term debt outstanding during the six months ended March 31, 2012 was $327.8 million. The Company used its $500.0 million long-term debt issuance in December 2011 to substantially reduce its short-term debt. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, repurchases of stock, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At March 31, 2012, the Company had outstanding commercial paper of $20.0 million and no outstanding short-term notes payable to banks.

As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which totaled $335.0 million at March 31, 2012, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed at amounts near current levels, or substantially replaced by similar lines.

The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At March 31, 2012, the commercial paper program was backed by a syndicated committed credit facility totaling $750.0 million, which commitment extends through January 6, 2017. Under the committed credit facility, the Company agreed that its debt to capitalization ratio would not exceed .65 at the last day of any fiscal quarter through January 6, 2017. At March 31, 2012, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would have permitted an additional $2.23 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.

Under the Company’s existing indenture covenants, at March 31, 2012, the Company would have been permitted to issue up to a maximum of $1.52 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 7.1%) of the Company’s long-term debt (as of March 31, 2012) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s $750.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2012, the Company did not have any debt outstanding under the committed credit facility.

The Company’s embedded cost of long-term debt was 6.17% at March 31, 2012 and 6.85% at March 31, 2011.

Current Portion of Long-Term Debt at March 31, 2012 consists of $250.0 million of 5.25% notes that mature in March 2013. Currently, the Company expects to refund these notes in fiscal 2013 with cash on hand, short-term borrowings and/or long-term debt. The Company repaid $150 million of 6.70% notes that matured on November 21, 2011, which had been classified as Current Portion of Long-Term Debt at September 30, 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Utility and the Pipeline and Storage segments, having a remaining lease commitment of approximately $32.1 million. These leases have been entered into for the use of buildings, vehicles, construction tools, meters and other items and are accounted for as operating leases.

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

During the six months ended March 31, 2012, the Company contributed $31.8 million to its Retirement Plan and $15.3 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits. In the remainder of 2012, the Company expects to contribute $7.0 million to the Retirement Plan. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2012 in order to be in compliance with the Pension Protection Act of 2006. In the remainder of 2012, the Company expects to contribute between $5.0 million and $6.0 million to its VEBA trusts and 401(h) accounts.

Market Risk Sensitive Instruments

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets. Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives will not become effective until federal agencies (including the Commodity Futures Trading Commission (CFTC), various banking regulators and the SEC) adopt rules to implement the law. For purposes of the Dodd-Frank Act, the Company believes it will be categorized as a non-financial end user of derivatives, that is, as a non-

financial entity that uses derivatives to hedge commercial risk. Nevertheless, the rules that are being developed could have a significant impact on the Company. For example, banking regulators have proposed a rule that would require swap dealers and major swap participants subject to their jurisdiction to collect initial and variation margin from counterparties that are non-financial end users, though such swap dealers and major swap participants would have the discretion to set thresholds for posting margin (unsecured credit limits). Regardless of the levels of margin that might be required, concern remains that swap dealers and major swap participants will pass along their increased capital and margin costs through higher prices and reductions in thresholds for posting margin. In addition, while the Company expects to be exempt from the Dodd-Frank Act’s requirement that swaps be cleared and traded on exchanges or swap execution facilities, the cost of entering into a non-cleared swap that is available as a cleared swap may be greater. The Company continues to monitor these developments but cannot predict the impact the Dodd-Frank Act may ultimately have on its operations.

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

The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net liabilities (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities. The Level 3 Net Liabilities amount to $68.8 million at March 31, 2012 and represent 25.8% of the Total Net Assets shown in Part I, Item 1 at Note 2 – Fair Value Measurements at March 31, 2012.

The increase in the net fair value liability of the Level 3 positions from October 1, 2011 to March 31, 2012, as shown in Part I, Item 1 at Note 2, was attributable to an increase in the commodity price of crude oil relative to the swap price during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at March 31, 2012.

The fair value of all of the Company’s Net Derivative Assets was reduced by $0.8 million based upon the Company’s assessment of counterparty credit risk (for the Company’s derivative assets) and the Company’s credit risk (for the Company’s derivative liabilities). The Company applied default probabilities to the anticipated cash flows that it was expecting to receive and pay to its counterparties to calculate the credit reserve.

For a complete discussion of market risk sensitive instruments, refer to “Market Risk Sensitive Instruments” in Item 7 of the Company’s 2011 Form 10-K. There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

Rate and Regulatory Matters

Utility Operation

Delivery rates for both the New York and Pennsylvania divisions are regulated by the states’ respective public utility commissions and are changed only when approved through a procedure known as a “rate case.” Currently neither division has a rate case on file. In both jurisdictions, delivery rates do not reflect the recovery of purchased gas costs. Prudently-incurred gas costs are recovered through operation of automatic adjustment clauses, and are collected primarily through a separately-stated “supply charge” on the customer bill.

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

Pipeline and Storage

Supply Corporation filed a general rate case with the FERC on October 31, 2011, proposing rate increases to be effective December 1, 2011. In November 2011, the FERC accepted those filed rates, and suspended the effective date of the proposed rate increases until May 1, 2012, when the increased rates would be made effective, subject to refund. However, the parties on April 17, 2012 reached an agreement in principle to settle the rate case at rates generally lower than the rates proposed in October 2011 by Supply Corporation. On April 27, 2012, the FERC accepted the new settled rates to be effective May 1, 2012 on an interim basis, subject to surcharge and refund if the settlement in principle does not become effective.

To become effective, the settlement in principle will have to be memorialized in a written stipulation approved by the parties, certified by the Administrative Law Judge, and approved by the FERC. If no settlement is implemented, and the rates finally approved at the end of the proceeding exceed the rates that were in effect at October 31, 2011 but are less than the rates put into effect subject to refund on May 1, 2012, then Supply Corporation will be required to refund the difference between the rates collected subject to refund and the final approved rates, with interest at the FERC-approved rate. If no settlement is implemented, and the rates approved at the end of the proceeding are lower than the rates in effect at October 31, 2011, then the refund obligation will be limited to the difference between the rates in effect at October 31, 2011 and the rates put into effect subject to refund on May 1, 2012, with interest at the FERC-approved rate. To the extent any final FERC-approved rates are below those in effect at October 31, 2011, there is no refund for that rate differential. The final FERC-approved rates would be charged to customers only prospectively, from the date they go into effect.

Empire’s facilities known as the Empire Connector project were placed into service on December 10, 2008. As of that date, Empire became an interstate pipeline subject to FERC regulation, performing services under a FERC-approved tariff and at FERC-approved rates. The December 21, 2006 FERC order issuing Empire its NGA Section 7(c) Certificate required Empire to file a cost and revenue study at the FERC following three years of actual operation as an interstate pipeline, in conjunction with which Empire will either justify Empire’s existing recourse rates or propose alternative rates. Empire satisfied this obligation on March 14, 2012 by filing a cost and revenue study based on the twelve months ended December 31, 2011, and did not propose alternative rates. The FERC has not yet responded to Empire’s filing or issued any notice setting a deadline for others to respond.

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

The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design work plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. An estimated minimum liability for remediation of this site of $14.1 million has been recorded.

At March 31, 2012, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be in the range of $15.6 million to $19.8 million. The minimum estimated liability of $15.6 million, which includes the $14.1 million discussed above, has been recorded on the Consolidated Balance Sheet at March 31, 2012. The Company expects to recover its environmental clean-up costs through rate recovery.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Pursuant to an EPA determination, effective January 2011 projects proposing new stationary sources of significant greenhouse gas emissions or major modifications of existing facilities are required under the federal Clean Air Act to obtain permits covering such emissions. The EPA is also considering other regulatory options to regulate greenhouse gas emissions from the energy industry. In April 2011, the U.S. Senate rejected bills aimed at curbing the authority of the EPA to regulate greenhouse gas emissions. In April 2012, the EPA adopted rules which will restrict emissions associated with oil and natural gas drilling. Compliance with these new rules will not materially change the Company’s ongoing emissions–limiting technologies and practices, and is not expected to have a significant impact on the Company. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. Legislation or regulation that restricts carbon emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. International, federal, state or regional climate change and greenhouse gas measures could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. Climate change and greenhouse gas initiatives, and incentives to conserve energy or use alternative energy sources, could also reduce demand for oil and natural gas. But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental regulations, new information or other factors could adversely impact the Company.

New Authoritative Accounting and Financial Reporting Guidance

In May 2011, the FASB issued authoritative guidance regarding fair value measurement as a joint project with the IASB. The objective of the guidance was to bring together as closely as possible the fair value measurement and disclosure guidance issued by the two boards. The guidance includes a few updates to measurement guidance and some enhanced disclosure requirements. For all Level 3 fair value measurements, the guidance requires quantitative information about significant unobservable inputs used and a description of the valuation processes in place. The guidance also requires a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and information about any transfers between Level 1 and Level 2 of the fair value hierarchy. The new guidance also contains a requirement that all fair value measurements, whether they are recorded on the balance sheet or disclosed in the footnotes, be classified as Level 1, Level 2 or Level 3 within the fair value hierarchy. This authoritative guidance became effective for the quarter ended March 31, 2012. The Company has updated its disclosures to reflect the new requirements in Item 1 at Note 2 – Fair Value Measurements.

In June 2011, the FASB issued authoritative guidance regarding the presentation of comprehensive income. The new guidance allows companies only two choices for presenting net income and other comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This authoritative guidance will be effective as of the Company’s first quarter of fiscal 2013 and is not expected to have a significant impact on the Company’s results of operations.

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

Safe Harbor for Forward-Looking Statements

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained in this report, including, without limitation, statements regarding future prospects, plans, objectives, goals, projections, estimates of oil and gas quantities, strategies, future events or performance and underlying assumptions, capital structure, anticipated capital expenditures, completion of construction projects, projections for pension and other post-retirement benefit obligations, impacts of the adoption of new accounting rules, and possible outcomes of litigation or regulatory proceedings, as well as statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” “projects,” “believes,” “seeks,” “will,” “may,” and similar expressions, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.	Factors affecting the Company’s ability to successfully identify, drill for and produce economically viable natural gas and oil reserves, including among others geology, lease availability, title disputes, weather conditions, shortages, delays or unavailability of equipment and services required in drilling operations, insufficient gathering, processing and transportation capacity, the need to obtain governmental approvals and permits, and compliance with environmental laws and regulations;

2.	Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;

3.	Changes in the price of natural gas or oil;

4.	Uncertainty of oil and gas reserve estimates;

5.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

6.	Changes in demographic patterns and weather conditions;

7.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

8.	Changes in the availability, price or accounting treatment of derivative financial instruments;

9.	Governmental/regulatory actions, initiatives and proceedings, including those involving rate cases (which address, among other things, allowed rates of return, rate design and retained natural gas), environmental/safety requirements, affiliate relationships, industry structure, and franchise renewal;

10.	Delays or changes in costs or plans with respect to Company projects or related projects of other companies, including difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;

11.	Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;

12.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

13.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

14.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities, acts of war, cyber attacks or pest infestation;

15.	Changes in price differential between similar quantities of natural gas at different geographic locations, and the effect of such changes on the demand for pipeline transportation capacity to or from such locations;

16.	Other changes in price differentials between similar quantities of oil or natural gas having different quality, heating value, geographic location or delivery date;

17.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses;

18.	Changes in actuarial assumptions, the interest rate environment and the return on plan/trust assets related to the Company’s pension and other post-retirement benefits, which can affect future funding obligations and costs and plan liabilities;

19.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

20.	Increasing health care costs and the resulting effect on health insurance premiums and on the obligation to provide other post-retirement benefits; or

21.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.

The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Industry and Market Information

Industry and market data used or referenced in this report, if any, are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some industry and market data may also be based on good faith estimates, which are derived from the Company’s review of internal information, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While the Company believes that each of these studies and publications is reliable, the Company has not independently verified such data and makes no representation as to the accuracy of such information. Forecasts in particular may prove to be inaccurate, especially over long periods of time. Similarly, while the Company believes its internal information is reliable, such information has not been verified by any independent sources, and the Company makes no assurances that any predictions contained herein will prove to be accurate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risk Sensitive Instruments” section in Item 2 – MD&A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 6 — Commitments and Contingencies, and Part I, Item 2 - MD&A of this report under the heading “Other Matters – Environmental Matters.”

In addition to these matters, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased gas cost issues, among other things. While these other matters arising in the normal course of business could have a material effect on earnings and cash flows in the period in which they are resolved, they are not expected to change materially the Company’s present liquidity position, nor are they expected to have a material adverse effect on the financial condition of the Company.

Item 1A. Risk Factors

The risk factors in Item 1A of the Company’s 2011 Form 10-K, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarter ended December 31, 2011, have not materially changed other than as set forth below. The risk factor presented below should be read in conjunction with the risk factors disclosed in the 2011 Form 10-K and the December 31, 2011 Form 10-Q.

Third parties may attempt to breach the Company’s network security, which could disrupt the Company’s operations and adversely affect its financial results.

The Company’s information technology systems are subject to attempts by others to gain unauthorized access through the Internet, or to otherwise introduce malicious software. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm the Company, its services or customers. Attempts to breach the Company’s network security may result in disruption of the Company’s business operations and services, delays in production, theft of sensitive and valuable data, damage to our physical systems, and reputational harms. These harms may require significant expenditures to remedy breaches, including restoration of customer service and enhancement of information technology systems. The Company seeks to prevent, detect and investigate these security incidents, but in some cases the Company might be unaware of an incident or its magnitude and effects. The Company has experienced attempts to breach its network security, and although the scope of such incidents is sometimes unknown, they could prove to be material to the Company. These security incidents may have an adverse impact on the Company’s operations, earnings and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2012, the Company issued a total of 3,936 unregistered shares of Company common stock to the nine non-employee directors of the Company then serving on the Board of Directors of the Company, including 336 shares to George L. Mazanec, whose service as a director concluded on March 8, 2012 in accordance with the provisions of the Company’s Corporate Governance Guidelines with respect to director age, and 450 shares to each of the other eight non-employee directors. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2012. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2012	7,226	$49.54	—	6,971,019
Feb. 1 - 29, 2012	34,672	$49.17	—	6,971,019
Mar. 1 - 31, 2012	11,742	$49.96	—	6,971,019
Total	53,640	$49.39	—	6,971,019

(a)

Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock options, SARs or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended March 31, 2012, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 53,640 shares purchased other than through a publicly announced share repurchase program, 21,711 were purchased for the Company’s 401(k) plans and 31,929 were purchased as a result of shares tendered to the Company by holders of stock options, SARs or shares of restricted stock.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement, dated as of January 6, 2012, among the Company, the Lenders Party Thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.2	National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Plan.

10.3	National Fuel Gas Company 2012 Performance Incentive Program.

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2012 and the Fiscal Years Ended September 30, 2008 through 2011.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Exchange Act.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statement of Income for the Twelve Months Ended March 31, 2012 and 2011.

101	Interactive data files pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets at March 31, 2012 and September 30, 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and 2011 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY (Registrant)

/s/ D. P. Bauer
D. P. Bauer Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo Controller and Principal Accounting Officer

Date: May 4, 2012