Form 10-Q
period 2013-12-31
NATIONAL FUEL GAS CO
filed 2014-02-07
CIK 70145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large Accelerated Filer	☑	Accelerated Filer	□
Non-Accelerated Filer	□ (Do not check if a smaller reporting company)	Smaller Reporting Company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $1.00 per share, outstanding at January 31, 2014:  83,771,511 shares.

GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies

Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Horizon Power	Horizon Power, Inc.
Midstream Corporation	National Fuel Gas Midstream Corporation
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Corporation
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies

CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaDEP	Pennsylvania Department of Environmental Protection
PaPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other

2013 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2013
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
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
FERC 7(c) application

An application to the FERC under Section 7(c) of the federal Natural Gas Act for authority to construct, operate (and provide services through) facilities to transport or store natural gas in interstate commerce.

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

Part I.  Financial Information

Item 1.  Financial Statements

National Fuel Gas Company

Consolidated Statements of Income and Earnings

Reinvested in the Business

(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2013	2012
INCOME
Operating Revenues	$550,072	$452,854

Operating Expenses
Purchased Gas	167,605	121,919
Operation and Maintenance	107,846	107,732
Property, Franchise and Other Taxes	20,926	19,664
Depreciation, Depletion and Amortization	93,114	72,331
	389,491	321,646
Operating Income	160,581	131,208
Other Income (Expense):
Interest Income	702	1,386
Other Income	228	1,415
Interest Expense on Long-Term Debt	(22,885)	(21,448)
Other Interest Expense	(949)	(1,068)
Income Before Income Taxes	137,677	111,493
Income Tax Expense	55,425	43,549

Net Income Available for Common Stock	82,252	67,944

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,442,617	1,306,284
	1,524,869	1,374,228

Dividends on Common Stock	(31,403)	(30,463)
Balance at December 31	$1,493,466	$1,343,765

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.98	$0.81
Diluted:
Net Income Available for Common Stock	$0.97	$0.81
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,707,687	83,390,278
Used in Diluted Calculation	84,659,001	84,006,050

Dividends Per Common Share:
Dividends Declared	$0.375	$0.365

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars)	2013	2012

Net Income Available for Common Stock	$82,252	$67,944
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain on Securities Available for Sale
Arising During the Period	2,498	789
Unrealized Gain on Derivative Financial Instruments
Arising During the Period	2,778	35,350
Reclassification Adjustment for Realized Gains on
Derivative Financial Instruments in Net Income	(10,183)	(11,584)
Other Comprehensive Income (Loss), Before Tax	(4,907)	24,555
Income Tax Expense Related to Unrealized Gain
on Securities Available for Sale Arising During the Period	925	295
Income Tax Expense Related to Unrealized Gain
on Derivative Financial Instruments Arising During
the Period	1,271	14,738
Reclassification Adjustment for Income Tax Expense on
Realized Gains from Derivative Financial Instruments
in Net Income	(4,299)	(4,854)
Income Taxes – Net	(2,103)	10,179
Other Comprehensive Income (Loss)	(2,804)	14,376
Comprehensive Income	$79,448	$82,320

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2013

(Thousands of Dollars)

ASSETS
Property, Plant and Equipment	$7,468,200	$7,313,203
Less - Accumulated Depreciation, Depletion
and Amortization	2,242,521	2,161,477
	5,225,679	5,151,726
Current Assets
Cash and Temporary Cash Investments	23,880	64,858
Hedging Collateral Deposits	-	1,094
Receivables – Net of Allowance for Uncollectible Accounts
of $31,445 and $27,144 Respectively	164,074	133,182
Unbilled Revenue	80,828	19,483
Gas Stored Underground	36,047	51,484
Materials and Supplies - at average cost	27,364	29,904
Unrecovered Purchased Gas Costs	9,001	12,408
Other Current Assets	45,197	56,905
Deferred Income Taxes	23,127	79,359
	409,518	448,677

Other Assets
Recoverable Future Taxes	162,296	163,355
Unamortized Debt Expense	16,065	16,645
Other Regulatory Assets	257,697	252,568
Deferred Charges	9,818	9,382
Other Investments	99,433	96,308
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	24,865	22,774
Fair Value of Derivative Financial Instruments	53,678	48,989
Other	459	2,447
	629,787	617,944

Total Assets	$6,264,984	$6,218,347

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2013
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued
And Outstanding – 83,741,402 Shares and
83,661,969 Shares, Respectively	$83,741	$83,662
Paid in Capital	695,571	687,684
Earnings Reinvested in the Business	1,493,466	1,442,617
Accumulated Other Comprehensive Loss	(22,038)	(19,234)
Total Comprehensive Shareholders’ Equity	2,250,740	2,194,729
Long-Term Debt, Net of Current Portion	1,649,000	1,649,000
Total Capitalization	3,899,740	3,843,729

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	-	-
Current Portion of Long-Term Debt	-	-
Accounts Payable	121,615	105,283
Amounts Payable to Customers	8,884	12,828
Dividends Payable	31,403	31,373
Interest Payable on Long-Term Debt	18,195	29,960
Customer Advances	18,678	21,959
Customer Security Deposits	15,690	16,183
Other Accruals and Current Liabilities	102,709	83,946
Fair Value of Derivative Financial Instruments	7,161	639
	324,335	302,171

Deferred Credits
Deferred Income Taxes	1,318,577	1,347,007
Taxes Refundable to Customers	84,781	85,655
Unamortized Investment Tax Credit	1,470	1,579
Cost of Removal Regulatory Liability	163,238	157,622
Other Regulatory Liabilities	69,897	61,549
Pension and Other Post-Retirement Liabilities	139,664	158,014
Asset Retirement Obligations	120,122	119,511
Other Deferred Credits	143,160	141,510
	2,040,909	2,072,447
Commitments and Contingencies	-	-

Total Capitalization and Liabilities	$6,264,984	$6,218,347

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
(Thousands of Dollars)	2013	2012

OPERATING ACTIVITIES
Net Income Available for Common Stock	$82,252	$67,944
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation, Depletion and Amortization	93,114	72,331
Deferred Income Taxes	30,093	41,000
Excess Tax Benefits Associated with Stock-Based
Compensation Awards	(3,149)	-
Stock-Based Compensation	2,960	3,302
Other	(2,095)	4,621
Change in:
Hedging Collateral Deposits	1,094	364
Receivables and Unbilled Revenue	(92,261)	(55,261)
Gas Stored Underground and Materials and Supplies	17,977	3,941
Unrecovered Purchased Gas Costs	3,407	-
Other Current Assets	12,764	7,013
Accounts Payable	39,382	6,163
Amounts Payable to Customers	(3,944)	(4,686)
Customer Advances	(3,281)	(1,987)
Customer Security Deposits	(493)	984
Other Accruals and Current Liabilities	12,347	(5,667)
Other Assets	(6,268)	(597)
Other Liabilities	(7,205)	6,495
Net Cash Provided by Operating Activities	176,694	145,960

INVESTING ACTIVITIES
Capital Expenditures	(194,920)	(162,981)
Other	3,615	(3,533)
Net Cash Used in Investing Activities	(191,305)	(166,514)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	-	67,000
Excess Tax Benefits Associated with Stock-Based
Compensation Awards	3,149	-
Dividends Paid on Common Stock	(31,373)	(60,879)
Net Proceeds from Issuance of Common Stock	1,857	956
Net Cash Provided by (Used in) Financing Activities	(26,367)	7,077

Net Decrease in Cash and Temporary Cash Investments	(40,978)	(13,477)

Cash and Temporary Cash Investments at October 1	64,858	74,494

Cash and Temporary Cash Investments at December 31	$23,880	$61,017

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$52,738	$86,144

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

Reclassifications.  Certain prior year amounts have been reclassified to conform with current year presentation.

Earnings for Interim Periods.  The Company, in its opinion, has included all adjustments (which consist of only normally recurring adjustments, unless otherwise disclosed in this Form 10-Q) that are necessary for a fair statement of the results of operations for the reported periods. The consolidated financial statements and notes thereto, included herein, should be read in conjunction with the financial statements and notes for the years ended September 30, 2013, 2012 and 2011 that are included in the Company's 2013 Form 10-K.  The consolidated financial statements for the year ended September 30, 2014 will be audited by the Company's independent registered public accounting firm after the end of the fiscal year.

The earnings for the three months ended December 31, 2013 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2014.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

Consolidated Statement of Cash Flows.  For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Hedging Collateral Deposits.  This is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions.  At December 31, 2013, the Company did not have any hedging collateral deposits. At September 30, 2013, the Company had hedging collateral deposits of $1.1 million related to its exchange-traded futures contracts.  In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.

Gas Stored Underground - Current.  In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method.  Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $7.0 million at December 31, 2013, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $130.3 million and $106.1 million at December 31, 2013 and September 30, 2013, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At December 31, 2013, the ceiling exceeded the book value of the oil and gas properties by approximately $166.9 million.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the three months ended December 31, 2013, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

Three Months Ended December 31, 2013
			Funded Status of
	Gains and Losses		the Pension and
	on Derivative	Gains and Losses	Other Post-
	Financial	on Securities	Retirement Benefit
	Instruments	Available for Sale	Plans	Total
Balance at October 1, 2013	$30,722	$6,337	$(56,293)	$(19,234)

Other Comprehensive Gain
Before Reclassifications	1,507	1,573	-	3,080

Amounts Reclassified From
Other Comprehensive Loss	(5,884)	-	-	(5,884)

Balance at December 31, 2013	$26,345	$7,910	$(56,293)	$(22,038)

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the three months ended December 31, 2013 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Three Months Ended December 31, 2013

Details About Accumulated	Amount of Gain or (Loss)	Affected Line Item in the
Other Comprehensive	Reclassified from Accumulated	Statement Where Net Income
Loss Components	Other Comprehensive Loss	is Presented
Gains (Losses) on Derivative Financial
Instrument Cash Flow Hedges:

Commodity Contracts	$9,787	Operating Revenues
Commodity Contracts	396	Purchased Gas
	10,183	Total Before Income Tax
	(4,299)	Income Tax Expense
	$5,884	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At December 31, 2013	At September 30, 2013

Prepayments	$6,142	$10,605
Prepaid Property and Other Taxes	16,106	13,079
Federal Income Taxes Receivable	-	1,122
State Income Taxes Receivable	-	3,275
Fair Values of Firm Commitments	-	1,829
Regulatory Assets	22,949	26,995
	$45,197	$56,905

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At December 31, 2013	At September 30, 2013

Accrued Capital Expenditures	$35,749	$41,100
Regulatory Liabilities	17,597	20,013
Reserve for Gas Replacement	7,003	-
Federal Income Taxes Payable	14,563	-
State Income Taxes Payable	1,902	-
Other	25,895	22,833
	$102,709	$83,946

Earnings Per Common Share.  Basic earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares.  The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share.  There were 272 and 422,681 securities excluded as being antidilutive for the quarters ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation.  The Company granted 116,090 performance shares during the quarter ended December 31, 2013. The weighted average fair value of such performance shares was $67.16 per share for the quarter ended December 31, 2013.  Performance shares represent an award constituting units denominated in common stock of the Company (or the equivalent value in cash, as determined by the Company), the number of which such units may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the quarter ended December 31, 2013 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the quarter ended December 31, 2013 must meet a performance goal related to total shareholder return over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for these performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 80,951 non-performance based restricted stock units during the quarter ended December 31, 2013.  The weighted average fair value of such non-performance based restricted stock units was $65.23 per share for the quarter ended December 31, 2013. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These non-performance based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for non-performance based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

The Company did not grant any stock options, SARs or restricted share awards during the quarter ended December 31, 2013.

New Authoritative Accounting and Financial Reporting Guidance.  In December 2011, the FASB issued authoritative guidance requiring enhanced disclosures regarding offsetting assets and liabilities.  Companies are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This authoritative guidance became effective for the quarter ended December 31, 2013 and there was no impact to the Company’s consolidated financial statements and disclosures.

In February 2013, the FASB issued authoritative guidance requiring enhanced disclosures regarding the reporting of amounts reclassified out of accumulated other comprehensive income.  The authoritative guidance requires parenthetical disclosure on the face of the financial statements or a single footnote that would provide more detail about the components of reclassification adjustments that are reclassified in their entirety to net income.  If a component of a reclassification adjustment is not reclassified in its entirety to net income, a cross reference would be made to the footnote disclosure that provides a more thorough discussion of the component involved in that reclassification adjustment.  This authoritative guidance became effective for the quarter ended December 31, 2013.  The Company has updated its financial statements to reflect the new guidance.

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of December 31, 2013 and September 30, 2013.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value presentation for over the counter swaps has been changed to combine gas and oil swaps at both December 31, 2013 and September 30, 2013.  In the September 30, 2013 Form 10-K, gas swaps were reported separately from oil swaps.  This change in presentation was made because a significant number of the counterparties enter both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of December 31, 2013
				Netting
(Thousands of Dollars)	Level 1	Level 2	Level 3	Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$16,798	$-	$-	$-	$16,798
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,928	-	-	(979)	1,949
Over the Counter Swaps – Gas and Oil	-	76,581	-	(24,852)	51,729
Other Investments:
Balanced Equity Mutual Fund	33,674	-	-	-	33,674
Common Stock – Financial Services Industry	7,797	-	-	-	7,797
Other Common Stock	327	-	-	-	327
Hedging Collateral Deposits	-	-	-	-	-
Total	$61,524	$76,581	$-	$(25,831)	$112,274

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$979	$-	$-	$(979)	$-
Over the Counter Swaps – Gas and Oil	-	30,171	1,842	(24,852)	7,161
Total	$979	$30,171	$1,842	$(25,831)	$7,161

Total Net Assets/(Liabilities)	$60,545	$46,410	$(1,842)	$-	$105,113

Recurring Fair Value Measures	At fair value as of September 30, 2013
				Netting
(Thousands of Dollars)	Level 1	Level 2	Level 3	Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$51,332	$-	$-	$-	$51,332
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,552	-	-	(1,641)	911
Over the Counter Swaps – Gas and Oil	-	57,070	-	(9,003)	48,067
Other Investments:
Balanced Equity Mutual Fund	31,813	-	-	-	31,813
Common Stock – Financial Services Industry	6,544	-	-	-	6,544
Other Common Stock	330	-	-	-	330
Hedging Collateral Deposits	1,094	-	-	-	1,094
Total	$93,665	$57,070	$-	$(10,644)	$140,091

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$1,641	$-	$-	$(1,641)	$-
Over the Counter Swaps – Gas and Oil	-	4,452	5,190	(9,003)	639
Total	$1,641	$4,452	$5,190	$(10,644)	$639

Total Net Assets/(Liabilities)	$92,024	$52,618	$(5,190)	$-	$139,452

(1)Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At December  31, 2013 and September 30, 2013, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $1.1 million at September 30, 2013, which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at December  31, 2013 and September 30, 2013 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing

segments and a portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of a portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment at December  31, 2013 and September 30, 2013.  The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume).

The significant unobservable input used in the fair value measurement of a portion of the Company’s over-the-counter crude oil swaps is the basis differential between Midway Sunset oil and NYMEX contracts.  Significant changes in the assumed basis differential could result in a significant change in value of the derivative financial instruments.  At December 31, 2013, it was assumed that Midway Sunset oil was 103.1% of NYMEX.  This is based on a historical twelve month average of Midway Sunset oil sales verses NYMEX settlements.  During this twelve-month period, the price of Midway Sunset oil ranged from 96.2% to 111.0% of NYMEX.  If the basis differential between Midway Sunset oil and NYMEX contracts used in the fair value measurement calculation at December 31, 2013 had been 10 percentage points higher, the fair value of the Level 3 crude oil price swap agreements liability would have been approximately $4.5 million higher.  If the basis differential between Midway Sunset oil and NYMEX contracts used in the fair value measurement at December 31, 2013 had been 10 percentage points lower, the fair value measurement of the Level 3 crude oil price swap agreements liability would have changed from a net liability of $1.8 million to a net asset of $2.7 million.  These calculated amounts are based solely on basis differential changes and do not take into account any other changes to the fair value measurement calculation.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2013, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.

The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the quarters ended December  31, 2013 and 2012, respectively. For the quarters ended December  31, 2013 and December 31, 2012, no transfers in or out of Level 1 or Level 2 occurred.  There were no purchases or sales of derivative financial instruments during the periods presented in the tables below.  All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
		(Gains)/		Gains/(Losses)
		Losses Realized		Unrealized and Included	Transfer
	October 1,	and Included		in Other Comprehensive	In/Out of	December 31,
	2013	in Earnings		Income (Loss)	Level 3	2013
Derivative
Financial Instruments(2)	$(5,190)	$281	(1)	$3,067	$-	$(1,842)

(1) Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended December  31, 2013.

(2) Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
		(Gains)/		Gains/(Losses)
		Losses Realized		Unrealized and Included	Transfer
	October 1,	and Included		In Other Comprehensive	In/Out of	December 31,
	2012	in Earnings		Income (Loss)	Level 3	2012
Derivative
Financial Instruments(2)	$(19,664)	$2,261	(1)	$3,314	$-	$(14,089)

(1) Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended December  31, 2012.

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

	December 31, 2013		September 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt	$1,649,000	$1,749,091	$1,649,000	$1,767,519

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

Any temporary cash investments, notes payable to banks and commercial paper are stated at cost. Temporary cash investments are considered Level 1, while notes payable to banks and commercial paper are considered to be Level 2.  Given the short-term nature of the notes payable to banks and commercial paper, the Company believes cost is a reasonable approximation of fair value.

Other Investments.  Investments in life insurance are stated at their cash surrender values or net present value as discussed below. Investments in an equity mutual fund and the stock of an insurance company (marketable equity securities), as discussed below, are stated at fair value based on quoted market prices.

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $57.6 million at both December  31, 2013 and September 30, 2013. The fair value of the equity mutual fund was $33.7 million at December 31, 2013 and $31.8 million at September 30, 2013. The gross unrealized gain on this equity mutual fund was $7.0 million at December 31, 2013 and $5.7 million at September 30, 2013.  The fair value of the stock of an insurance company was $7.8 million at December 31, 2013 and $6.5 million at September 30, 2013. The gross unrealized gain on this stock was $5.4 million at December  31, 2013 and $4.1 million at September 30, 2013. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at December  31, 2013 and September 30, 2013.  All of the derivative financial instruments reported on those line items relate to commodity contracts.

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

As of December  31, 2013, the Company’s Exploration and Production segment had the following commodity derivative contracts (swaps) outstanding to hedge forecasted sales (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings):

Commodity	Units
Natural Gas	261.5 Bcf (all short positions)
Crude Oil	3,771,000 Bbls (all short positions)

As of December  31, 2013, the Company’s Energy Marketing segment had the following commodity derivative contracts (futures contracts and swaps) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings) and, when applicable, purchases (where the Company uses long positions (i.e. positions that pay-off in the event of commodity price increases) to mitigate the risk of increasing natural gas prices, which would lead to increased purchased gas expense and decreased earnings):

Commodity	Units
Natural Gas	5.1 Bcf (4.0 Bcf short positions (mostly forecasted storage withdrawals) and 1.1 Bcf long positions (mostly forecasted storage injections))

As of December  31,  2013, the Company’s Exploration and Production segment had $46.4 million ($26.7 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $0.1 million (less than $0.1 million after tax) of unrealized losses will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur. It is expected that $46.5 million ($26.8 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income after 12 months as the expected sales of the underlying commodities occur.

As of December  31, 2013, the Company’s Energy Marketing segment had $0.7 million ($0.4 million after tax) of net hedging losses included in the accumulated other comprehensive income (loss) balance. It is expected that the full amount will be reclassified into the Consolidated Statement of Income (Loss) within the next 12 months as the expected sales of the underlying commodity occurs.

Refer to Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments for the Exploration and Production and Energy Marketing segments.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended December 31, 2013 and 2012 (Thousands of Dollars)

			Location of	Amount of
			Derivative Gain	Derivative Gain or
			or (Loss)	(Loss)		Location of	Derivative Gain
	Amount of		Reclassified	Reclassified from		Derivative	or (Loss)
	Derivative Gain or		from	Accumulated		Gain or	Recognized in
	(Loss)		Accumulated	Other		(Loss)	the
	Recognized in		Other	Comprehensive		Recognized	Consolidated
	Other		Comprehensive	Income (Loss) on		in the	Statement of
	Comprehensive		Income (Loss)	the Consolidated		Consolidated	Income
	Income (Loss) on		on the	Balance Sheet		Statement of	(Ineffective
	the Consolidated		Consolidated	into the		Income	Portion and
	Statement of		Balance Sheet	Consolidated		(Ineffective	Amount
	Comprehensive		into the	Statement of		Portion and	Excluded from
	Income (Loss)		Consolidated	Income (Effective		Amount	Effectiveness
Derivatives in	(Effective Portion)		Statement of	Portion) for the		Excluded	Testing) for the
Cash Flow	for the Three		Income	Three Months		from	Three Months
Hedging	Months Ended		(Effective	Ended		Effectiveness	Ended
Relationships	December 31,		Portion)	December 31,		Testing)	December 31,
	2013	2012		2013	2012		2013	2012

Commodity
Contracts –
Exploration &
Production			Operating			Operating
segment	$5,118	$33,615	Revenue	$9,787	$12,304	Revenue	$1,434	$-

Commodity
Contracts –
Energy
Marketing						Not
segment	$(2,340)	$1,735	Purchased Gas	$396	$(48)	Applicable	$-	$-

Commodity
Contracts –
Pipeline &
Storage			Operating			Not
segment(1)	$-	$-	Revenue	$-	$(672)	Applicable	$-	$-
Total	$2,778	$35,350		$10,183	$11,584		$1,434	$-

(1)  There were no open hedging positions at December  31, 2013 or 2012.

Fair Value Hedges

The Company’s Energy Marketing segment utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of December 31, 2013, the Company’s Energy Marketing segment had fair value hedges covering approximately 9.7 Bcf (9.1 Bcf of fixed price sales commitments (mostly long positions) and 0.6 Bcf of fixed price purchase commitments (mostly short positions)). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Amount of
		Amount of Gain	Gain or (Loss)
		or (Loss) on	on the Hedged
		Derivative	Item
	Location of	Recognized in	Recognized in
	Gain or (Loss)	the	the
	on Derivative	Consolidated	Consolidated
	and Hedged	Statement of	Statement of
	Item	Income for the	Income for the
	Recognized	Three Months	Three Months
	in the	Ended	Ended
Derivatives in Fair Value	Consolidated	December 31,	December 31,
Hedging Relationships –	Statement of	2013	2013
Energy Marketing segment	Income	(In Thousands)	(In Thousands)

Commodity Contracts – Hedge of fixed price sales	Operating
commitments of natural gas	Revenues	$3,450	$(3,450)

Commodity Contracts – Hedge of fixed price	Purchased
purchase commitments of natural gas	Gas	$(305)	$305

Commodity Contracts – Hedge of natural gas held in	Purchased
storage	Gas	$(36)	$36
		$3,109	$(3,109)

Economic Hedges

For derivative instruments that do not qualify as either a cash flow hedge or fair value hedge, all gains and losses are recognized in the Consolidated Statement of Income.  As of December  31, 2013, the Company’s Exploration and Production segment had derivative contracts (swaps) outstanding to hedge forecasted sales of 696,000 Bbls of crude oil (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings). The aggregate derivative gain associated with such contracts for the quarter ended December 31, 2013 was $0.4 million.  This gain was reported as a component of Operating Revenues in the Consolidated Statement of Income.

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with fifteen counterparties of which eight are in a net gain position.   On average, the Company had $6.5 million of credit exposure per counterparty in a gain position at December 31, 2013. The maximum credit exposure per counterparty in a gain position at December 31, 2013 was $17.5 million. As of December  31, 2013, the Company had not received any collateral from the counterparties.  The Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties’ credit ratings declined to levels at which the counterparties were required to post collateral.

As of December  31, 2013, twelve of the fifteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the current liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At December 31, 2013, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $47.5 million according to the Company’s internal model

(discussed in Note 2 — Fair Value Measurements).  At December 31, 2013, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $5.9 million according to the Company’s internal model  (discussed in Note 2 — Fair Value Measurements).  For its over-the-counter swap agreements, the Company was not required to post any hedging collateral deposits at December  31, 2013.

For its exchange traded futures contracts, which are in an asset position, the Company was not required to post any hedging collateral deposits as of December 31, 2013.   As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	December 31,
	2013	2012
Current Income Taxes
Federal	$19,707	$-
State	5,625	2,549

Deferred Income Taxes
Federal	23,206	34,903
State	6,887	6,097
	55,425	43,549
Deferred Investment Tax Credit	(109)	(107)

Total Income Taxes	$55,316	$43,442

Presented as Follows:
Other Income	(109)	(107)
Income Tax Expense	55,425	43,549

Total Income Taxes	$55,316	$43,442

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes.  The following is a reconciliation of this difference (in thousands):

	Three Months Ended
	December 31,
	2013	2012

U.S. Income Before Income Taxes	$137,568	$111,386

Income Tax Expense, Computed at U.S. Federal
Statutory Rate of 35%	$48,149	$38,985

Increase (Reduction) in Taxes Resulting from:
State Income Taxes	8,133	5,620
Miscellaneous	(966)	(1,163)

Total Income Taxes	$55,316	$43,442

Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At December 31, 2013	At September 30, 2013
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,517,363	$1,504,187
Pension and Other Post-Retirement Benefit
Costs	123,294	124,021
Other	72,352	75,419
Total Deferred Tax Liabilities	1,713,009	1,703,627

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit
Costs	(130,217)	(130,256)
Tax Loss Carryforwards	(197,411)	(215,262)
Other	(89,931)	(90,461)
Total Deferred Tax Assets	(417,559)	(435,979)
Total Net Deferred Income Taxes	$1,295,450	$1,267,648

Presented as Follows:
Net Deferred Tax Liability/(Asset) – Current	(23,127)	(79,359)
Net Deferred Tax Liability – Non-Current	1,318,577	1,347,007
Total Net Deferred Income Taxes	$1,295,450	$1,267,648

As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Tax benefits of $3.1 million and $0.7 million relating to the excess stock-based compensation deductions were recorded in Paid in Capital during the quarter ended December 31, 2013 and the year ended September 30, 2013, respectively.  Cumulative tax benefits of $36.4 million remain at both December  31, 2013 and September 30, 2013 and will be recorded in Paid in Capital in future years when such tax benefits are realized.

Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $84.8 million and $85.7 million at December 31, 2013 and September 30, 2013, respectively.  Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $162.3 million and $163.4 million at December  31, 2013 and September 30, 2013, respectively.

During the quarter ended December 31, 2013, there was no change in the balance of unrecognized tax benefits.  Approximately $2.0 million of the remaining balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.  It is reasonably possible that a reduction of $2.0 million of the balance of uncertain tax positions may occur as a result of potential settlements with taxing authorities within the next twelve months.

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

Note 5 - Capitalization

Common Stock.  During the three months ended December  31, 2013, the Company issued 39,500 original issue shares of common stock as a result of stock option exercises and 8,732 original issue shares of common stock for restricted stock units that vested.  In addition, the Company issued 24,788 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 15,712 original issue shares of common stock for the Company’s 401(k) plans.  The Company also issued 3,850 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the three months ended December  31, 2013.  Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes.  During the three months ended December  31,  2013, 13,149 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.    None of the Company’s long-term debt at December  31, 2013 will mature within the following twelve-month period.

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

The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York.  In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site.  In April 2013, the NYDEC approved the Company’s proposed amendment.  Final remedial design work for the site has begun.  An estimated minimum liability for remediation of this site of $13.3 million has been recorded.

At December 31, 2013, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be approximately $14.7 million.  This estimated liability, which includes the $13.3 million discussed above, has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31, 2013.  The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 13 years.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2013 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2013 Form 10-K.  As for segment assets at December 31, 2013, there have been changes from the segment assets disclosed in the 2013 Form 10-K.  A listing of segment assets at December  31, 2013 and September 30, 2013 is shown in the tables below.  Energy Marketing segment revenue from external customers and net income for the quarter ended December 31, 2013 reflect the impact of $25.5 million and $1.3 million, respectively, of unbilled revenue and related margin (net of tax).  In prior periods, Energy Marketing segment revenues and related purchased gas costs were recorded when billed, resulting in a one month lag.  The impact of not recording unbilled revenue and related costs was immaterial in all prior periods.

Quarter Ended December 31, 2013 (Thousands)
		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable	All	Intersegment	Total
	Utility	Storage	Production	Marketing	Gathering	Segments	Other	Eliminations	Consolidated

Revenue from External
Customers	$230,453	$51,212	$193,046	$73,159	$235	$548,105	$1,700	$267	$550,072

Intersegment Revenues	$4,706	$20,739	$-	$255	$14,350	$40,050	$-	$(40,050)	$-

Segment Profit:
Net Income (Loss)	$24,215	$19,138	$31,097	$1,604	$6,147	$82,201	$675	$(624)	$82,252

		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable	All	Intersegment	Total
(Thousands)	Utility	Storage	Production	Marketing	Gathering	Segments	Other	Eliminations	Consolidated

Segment Assets:

At December 31, 2013	$1,911,689	$1,244,551	$2,752,386	$93,735	$225,191	$6,227,552	$95,541	$(58,109)	$6,264,984

At September 30, 2013	$1,870,587	$1,246,027	$2,746,233	$67,267	$203,323	$6,133,437	$95,793	$(10,883)	$6,218,347

Quarter Ended December 31, 2012 (Thousands)
		Pipeline	Exploration			Total		Corporate and
		and	and	Energy		Reportable	All	Intersegment	Total
	Utility	Storage	Production	Marketing	Gathering	Segments	Other	Eliminations	Consolidated

Revenue from External
Customers	$208,563	$43,459	$155,450	$44,166	$202	$451,840	$813	$201	$452,854

Intersegment Revenues	$4,311	$22,797	$-	$426	$5,480	$33,014	$-	$(33,014)	$-

Segment Profit:
Net Income (Loss)	$22,878	$16,933	$26,680	$495	$1,942	$68,928	$(57)	$(927)	$67,944

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

Three Months Ended December 31,
			Other Post-Retirement
	Retirement Plan		Benefits
	2013	2012	2013	2012

Service Cost	$2,997	$3,961	$735	$1,176
Interest Cost	10,893	9,124	5,327	4,803
Expected Return on Plan Assets	(14,993)	(14,336)	(9,356)	(8,218)
Amortization of Prior Service Cost (Credit)	52	60	(534)	(534)
Amortization of Transition Amount	-	-	-	2
Amortization of Losses	9,002	13,194	661	5,223
Net Amortization and Deferral for
Regulatory Purposes (Including
Volumetric Adjustments) (1)	1,578	(3,682)	6,060	2,703

Net Periodic Benefit Cost	$9,529	$8,321	$2,893	$5,155

(1)    The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the three months ended December  31, 2013, the Company contributed $23.9 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $1.8 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2014, the Company expects to contribute between $5.0 million and $15.0 million to the Retirement Plan.  Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2014 in order to be in compliance with the Pension Protection Act of 2006 (as impacted by the Moving Ahead for Progress in the 21st Century Act).  In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (the Act), was passed by Congress and signed by the President.  The Act included pension funding stabilization provisions.  The Company is continually evaluating its future contributions in light of the provisions of the Act. In the remainder of 2014, the Company expects its contributions to its VEBA trusts and 401(h) accounts to be in the range of zero to $10.0 million.

Note 9 – Regulatory Matters

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

In a related development, on April 19, 2013, the NYPSC issued an order directing Distribution Corporation to either agree to make its rates and charges temporary subject to refund effective June 1, 2013, or show cause why its gas rates and charges should not be set on a temporary basis subject to refund (“Order”).  The Order recognized Distribution Corporation’s Plan and, while acknowledging the Company’s cost-cutting and efficiency achievements, determined nonetheless that the Plan did not propose to adjust “existing rates . . . enough to compensate for the imbalance between ratepayer and shareholder interests that has developed since . . . 2007 . . .”  Pursuant to the Order, the NYPSC commenced a “temporary rate” proceeding and, following hearings, on June 14, 2013, the NYPSC issued an order (“Temporary Rates Order”) making Distribution Corporation’s rates and charges temporary and subject to refund pending the determination of permanent gas rates through further rate proceedings.  Discussions for settlement of Distribution Corporation’s rates and charges were commenced while the formal case to establish permanent rates proceeded along a parallel path.  The Consolidated Balance Sheets at December 31, 2013 and September 30, 2013 reflect a $7.5 million refund provision in anticipation of a potential settlement.

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

On December 6, 2013, Distribution Corporation filed an agreement, executed by five of the six active parties in the rate proceeding, for settlement of the temporary rate proceeding and all issues relating to rates.  The settlement agreement proposes to fix customer rates at existing levels for a minimum two-year term retroactive to October 1, 2013.  Although customer rates are fixed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Earnings in excess of the allowed rate of return would be allocated primarily to pay down existing deferred pension liabilities.  Following conventional practice in New York, the agreement also proposes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows:  from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.

Signatory parties also filed statements with the NYPSC requesting approval of the settlement agreement without modification.  One special-interest consumer advocate is opposing the settlement agreement.  Following further proceedings, the NYPSC is expected to address the settlement agreement at a regular session scheduled to be held in March 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please note that this overview is a high-level summary of items that are discussed in greater detail in subsequent sections of this report.

The Company is a diversified energy company that owns a number of subsidiary operating companies, and reports financial results in five reportable business segments.  For the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012, the Company experienced an increase in earnings of $14.3 million.  The earnings increase for the quarter reflects increases in all of the Company’s segments as well as the All Other category.  For further discussion of the Company’s earnings, refer to the Results of Operations section below.

The Company’s natural gas reserve base has grown substantially in recent years due to its development of reserves in the Marcellus Shale, a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York.  The Company controls the natural gas interests associated with approximately 780,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations.  Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 925 Bcf at September 30, 2012 to 1,239 Bcf at September 30, 2013.  The Company has spent significant amounts of capital in this region related to the development of such reserves. For the three months ended December  31, 2013, the Company’s Exploration and Production segment had capital expenditures of $105.0 million in the Appalachian region, of which $99.1 million was spent towards the development of the Marcellus Shale.  The amount spent towards the development of the Marcellus Shale represented approximately 60% of the Company’s capital expenditures for the quarter ended December 31, 2013.

From a capital resources perspective, the Company has largely been able to meet its capital expenditure needs by using cash from operations as well as both short and long-term debt.  It is expected that the Company will use short-term debt as necessary during fiscal 2014 to help meet its capital expenditure needs.

The well completion technology referred to as hydraulic fracturing used in conjunction with horizontal drilling continues to be debated. In Pennsylvania, where the Company is focusing its Marcellus Shale development efforts, the permitting and regulatory processes seem to strike a balance between the environmental concerns associated with hydraulic fracturing and the benefits of increased natural gas production. Hydraulic fracturing is a well stimulation technique that has been used for many years, and in the Company’s experience, one that the Company believes has little negative impact to the environment. Nonetheless, the potential for increased state or federal regulation of hydraulic fracturing could impact future costs of drilling in the Marcellus Shale and lead to operational delays or restrictions. There is also the risk that drilling could be prohibited on certain acreage that is prospective for the Marcellus Shale.  Please refer to the Risk Factors section of the Company’s 2013 Form 10-K for further discussion.

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2013 Form 10-K.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At December 31, 2013, the ceiling exceeded the book value of the oil and gas properties by approximately $166.9 million.  The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended December 31, 2013, based on posted Midway Sunset prices, was $100.18 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended December 31, 2013, based on the quoted Henry Hub spot price for natural gas, was $3.67 per MMBtu.  (Note – Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended December 31, 2013.)  If natural gas average prices used in the ceiling test calculation at December 31, 2013 had been $1 per MMBtu lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $134.4 million, which would have resulted in an impairment charge.  If crude oil average prices used in the ceiling test calculation at December 31, 2013 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $127.4 million.  If both natural gas and crude oil average prices used in the ceiling test calculation at December 31, 2013 were lower by $1 per MMBtu and $5 per Bbl, respectively, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $173.8 million, which would have resulted in an impairment charge.  These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation.  For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2013 Form 10-K.

RESULTS OF OPERATIONS

Earnings

The Company’s earnings were $82.3 million for the quarter ended December 31, 2013 compared with earnings of $67.9 million for the quarter ended December 31, 2012.  The increase in earnings is primarily a result of higher earnings in all of the Company’s segments as well as in the All Other category.

Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended
	December 31,

(Thousands)	2013	2012	Increase
Utility	$24,215	$22,878	$1,337
Pipeline and Storage	19,138	16,933	2,205
Exploration and Production	31,097	26,680	4,417
Energy Marketing	1,604	495	1,109
Gathering	6,147	1,942	4,205
Total Reportable Segments	82,201	68,928	13,273
All Other	675	(57)	732
Corporate	(624)	(927)	303
Total Consolidated	$82,252	$67,944	$14,308

Utility

Utility Operating Revenues

	Three Months Ended
	December 31,
			Increase
(Thousands)	2013	2012	(Decrease)
Retail Sales Revenues:
Residential	$162,075	$145,805	$16,270
Commercial	20,548	17,592	2,956
Industrial	864	1,773	(909)
	183,487	165,170	18,317
Transportation	40,356	37,253	3,103
Off-System Sales	7,921	8,720	(799)
Other	3,395	1,731	1,664
	$235,159	$212,874	$22,285

Utility Throughput

	Three Months Ended
	December 31,
			Increase
(MMcf)	2013	2012	(Decrease)
Retail Sales:
Residential	17,008	15,153	1,855
Commercial	2,360	1,967	393
Industrial	91	301	(210)
	19,459	17,421	2,038
Transportation	21,190	18,637	2,553
Off-System Sales	1,978	2,429	(451)
	42,627	38,487	4,140

Degree Days

				Percent
Three Months Ended				Colder (Warmer) Than
December 31	Normal	2013	2012	Normal(1)	Prior Year(1)
Buffalo	2,253	2,290	2,036	1.6	12.5
Erie	2,044	2,110	1,898	3.2	11.2

 (1)  Percents compare actual 2013 degree days to normal degree days and actual 2013 degree days to actual 2012 degree days.

2013 Compared with 2012

Operating revenues for the Utility segment increased $22.3 million for the quarter ended December 31, 2013 as compared with the quarter ended December 31, 2012.  This increase resulted from an $18.3 million increase in retail gas sales revenues, a $3.1 million increase in transportation revenues, and a $1.7 million increase in other revenues.  The increase in retail gas sales revenues was primarily due to the impact of a 2.0 Bcf increase in retail throughput.  The increase in retail throughput was largely the result of colder weather compared to the prior period.  The increase in transportation revenues was primarily due to a 2.6 Bcf increase in transportation throughput, largely the result of colder

weather compared to the prior period and the migration of customers from retail sales to transportation services.    The increase in other revenues was largely driven by a true-up of regulatory asset balances associated with a NYPSC settlement concerning insurance proceeds on site remediation claims, which was partially offset by a reduction to revenue associated with an earnings sharing refund provision established by the terms of a recent NYPSC settlement.  This was partially offset by the lower off-system gas sales revenue of $0.8 million (due to lower volumes).  Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.

The Utility segment’s earnings for the quarter ended December 31, 2013 were $24.2 million, an increase of $1.3 million when compared with earnings of $22.9 million for the quarter ended December 31, 2012.  The increase in earnings is largely attributable to colder weather ($1.9 million).  In addition, regulatory true-up adjustments, partially offset by a  refund provision, contributed $1.1 million to earnings.  Lower interest expense of $0.9 million further increased earnings.  The decrease in interest expense was attributable to a decrease in the weighted average amount of debt outstanding due to the Utility segment’s share of the Company’s $250 million of notes that matured in March 2013.  These earnings increases were partially offset by the earnings impact of higher operating expenses of $2.4 million.  The increase in operating expenses was largely attributable to increased costs associated with defined benefit and defined contribution retirement plans as a result of a recent settlement with the NYPSC.

The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC).  The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction.  In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers.  For the quarter ended December 31, 2013, the WNC reduced earnings by approximately $0.2 million, as the weather was colder than normal.  For the quarter ended December 31, 2012, the WNC preserved earnings of approximately $0.6 million, as the weather was warmer than normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended
	December 31,

(Thousands)	2013	2012	Increase
Firm Transportation	$52,146	$46,597	$5,549
Interruptible Transportation	586	501	85
	52,732	47,098	5,634
Firm Storage Service	17,465	17,436	29
Interruptible Storage Service	1	-	1
Other	1,753	1,722	31
	$71,951	$66,256	$5,695

Pipeline and Storage Throughput

	Three Months Ended
	December 31,

(MMcf)	2013	2012	Increase
Firm Transportation	191,656	123,413	68,243
Interruptible Transportation	1,322	1,252	70
	192,978	124,665	68,313

2013 Compared with 2012

Operating revenues for the Pipeline and Storage segment increased $5.7 million for the quarter ended December 31, 2013 as compared with the quarter ended December 31, 2012.  The increase was primarily due to an increase in transportation revenues of $5.6 million.  The increase in transportation revenues was largely due to demand and commodity charges on new contracts for transportation service on Supply Corporation’s Northern Access expansion project, which was placed fully in service in January 2013 and Supply Corporation’s Line N 2012 Expansion Project, which was placed fully in service in November 2012.  These projects provide pipeline capacity for Marcellus Shale production.    Also contributing to the increase in transportation revenues was additional non-expansion revenue as a result of new short-term contracts and new contracts for transportation service from an Open Season Supply Corporation held near the end of fiscal 2013.

Transportation volume for the quarter ended December 31, 2013 increased by 68.3 Bcf from the prior year’s quarter.  The large increase in transportation volume for the quarter primarily reflects the impact of the above mentioned expansion projects being placed in service and new contracts for transportation service.  This increase was enhanced by weather that was significantly colder than the prior year and colder than normal.

The Pipeline and Storage segment’s earnings for the quarter ended December 31, 2013 were $19.1 million, an increase of $2.2 million when compared with earnings of $16.9 million for the quarter ended December 31, 2012.  The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $3.7 million, as discussed above, combined with a decrease in operating expenses ($1.7 million).  The decrease in operating expenses primarily reflects lower pension and other post-retirement benefit costs and lower stock-based compensation expense.  These earnings increases were partially offset by a decrease in the allowance for funds used during construction (equity component) of $1.5 million and higher income taxes ($0.9 million).  The decrease in the allowance for funds used during construction is mainly due to Supply Corporation’s Line N 2012 Expansion Project and Supply Corporation’s Northern Access expansion project, which were under construction in the prior year and have since been placed in service. The increase in income taxes is a result of higher state taxes combined with a reduced benefit associated with the allowance for funds used during construction.

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended
	December 31,
			Increase
(Thousands)	2013	2012	(Decrease)
Gas (after Hedging)	$121,616	$84,838	$36,778
Oil (after Hedging)	67,254	69,034	(1,780)
Gas Processing Plant	1,316	979	337
Other	2,860	599	2,261
	$193,046	$155,450	$37,596

Production Volumes

	Three Months Ended
	December 31,
			Increase
	2013	2012	(Decrease)
Gas Production (MMcf)
Appalachia	32,052	19,496	12,556
West Coast	786	745	41
Total Production	32,838	20,241	12,597

Oil Production (Mbbl)
Appalachia	9	6	3
West Coast	706	708	(2)
Total Production	715	714	1

Average Prices

	Three Months Ended
	December 31,
			Increase
	2013	2012	(Decrease)
Average Gas Price/Mcf
Appalachia	$3.28	$3.35	$(0.07)
West Coast (1)	$5.93	$6.53	$(0.60)
Weighted Average	$3.35	$3.47	$(0.12)
Weighted Average After Hedging	$3.70	$4.19	$(0.49)

Average Oil Price/Bbl
Appalachia	$96.03	$87.83	$8.20
West Coast	$97.45	$100.10	$(2.65)
Weighted Average	$97.43	$100.01	$(2.58)
Weighted Average After Hedging	$94.00	$96.69	$(2.69)

(1)  Prices for all periods presented reflect revenues from gas produced on the West Coast, including natural gas liquids.  In previous quarters, natural gas liquids were reported as gas processing plant revenues as opposed to natural gas revenues.

2013 Compared with 2012

Operating revenues for the Exploration and Production segment increased $37.6 million for the quarter ended December 31, 2013 as compared with the quarter ended December 31, 2012.  Gas production revenue after hedging increased $36.8 million due to an increase in production, which was partially offset by a $0.49 per Mcf decrease in the weighted average price of natural gas after hedging.  The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, mainly in Lycoming County, Pennsylvania.  Other revenue increased $2.3 million largely due to a $1.9 million mark-to-market adjustment related to hedging ineffectiveness associated with certain crude oil hedges.  Oil production revenue after hedging decreased $1.8 million due to a $2.69 per Bbl decrease in the weighted average price of crude oil after hedging.  Oil production was flat quarter over quarter.

The Exploration and Production segment's earnings for the quarter ended December 31, 2013 were $31.1 million, an increase of $4.4 million when compared with earnings of $26.7 million for the quarter ended December 31, 2012.  Higher natural gas and crude oil production increased earnings by $34.3 million and $0.1 million, respectively.  In addition, the impact of lower general, administrative and other operating expenses and the aforementioned mark-to-market adjustments increased earnings by $1.3 million and $1.2 million, respectively.  The decrease in general, administrative and other operating expenses was largely due to the non-recurrence of a drilling rig lease termination fee that occurred during the quarter ended December 31, 2012.  The aforementioned items, which contributed positively to earnings, were partially offset by higher depletion expense ($12.5 million), lower natural gas prices ($10.4 million), higher production costs ($6.2 million), higher income taxes ($0.8 million), higher property and other taxes ($0.7 million), higher interest expense ($1.3 million), and lower crude oil prices ($1.2 million).  The increase in depletion expense is primarily due to an increase in the depletable base (due to increased capital spending in the Appalachian region within the last few years) and higher production.  The increase in production costs is largely attributable to higher transportation costs, which is due to an increase in Appalachian production.  The increase in income taxes was largely attributable to higher state income taxes.  The increase in property and other taxes was due to an increase in the “natural gas impact fee” (due to an increase in well activity in Pennsylvania), an increase in franchise taxes in Pennsylvania (as a result of a decrease in the Pennsylvania Research and Development tax credit, and an increase in ad valorem and property taxes due to acquisition of properties in the East Coalinga Field in Fresno County, California in the second quarter of 2013 and an overall increase in property tax rates in Kern County, California).  The increase in interest expense was attributable to an increase in the weighted average amount of debt due to the Exploration and Production segment’s share of the Company’s $500 million long-term debt issuance in February 2013.

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended
	December 31,

(Thousands)	2013	2012	Increase

Natural Gas (after Hedging)	$73,373	$44,572	$28,801
Other	41	20	21
	$73,414	$44,592	$28,822

Energy Marketing Volume

	Three Months Ended
	December 31,

	2013	2012	Increase

Natural Gas – (MMcf)	16,008	10,365	5,643

2013 Compared with 2012

Operating revenues for the Energy Marketing segment increased $28.8 million for the quarter ended December 31, 2013 as compared with the quarter ended December 31, 2012.  The increase reflects an increase in gas sales revenue due to recording a $25.5 million accrual for unbilled revenue, as discussed below.  A higher average price of natural gas and an increase in volume sold as a result of colder weather also contributed slightly to the increase in gas sales revenue.

The Energy Marketing segment’s earnings for the quarter ended December 31,  2013 were $1.6 million, an increase of $1.1 million when compared with earnings of $0.5 million for the quarter ended December 31, 2012.  The increase in earnings was largely attributable to higher margin of $1.2 million, which largely reflects the impact of unbilled revenues at December 31, 2013.  In prior periods, Energy Marketing segment revenues and related purchased gas costs were recorded when billed, resulting in a one month lag.  The impact of the change was to increase operating revenues and margin by $25.5 million and $1.3 million, respectively, in the quarter ended December 31, 2013.  Management has determined that the impact of not recording unbilled revenue and related costs was immaterial in all prior periods.

Gathering

Gathering Operating Revenues

	Three Months Ended
	December 31,

(Thousands)	2013	2012	Increase

Gathering	$14,377	$5,480	$8,897
Processing Revenues	208	202	6
	$14,585	$5,682	$8,903

Gathering Volume

	Three Months Ended
	December 31,

	2013	2012	Increase

Gathered Volume - (MMcf)	31,014	16,811	14,203

2013 Compared with 2012

Operating revenues for the Gathering segment increased $8.9 million for the quarter ended December 31, 2013 as compared with the quarter ended December 31, 2012 largely due to an increase in gathering revenues driven by a 14.2 Bcf increase in gathered volume combined with a higher gathering rate on Midstream Corporation’s Trout Run Gathering System (Trout Run).  The volume increase was primarily due to a 13,177 MMcf increase in gathered volume on Trout Run.  Trout Run transports Seneca’s production in Lycoming County, Pennsylvania.  In addition, there was an increase in gathering revenue for Midstream Corporation’s Covington Gathering System (Covington), Midstream Corporation’s Mt. Jewett Gathering System (Mt. Jewett) and Midstream Corporation’s Tionesta Gathering System (Tionesta). Covington, Mt. Jewett, and Tionesta also provide gathering services for Seneca’s production. Mt. Jewett and Tionesta were placed in service in September 2013 and April 2013, respectively.

The Gathering segment’s earnings for the quarter ended December 31, 2013 were $6.1 million, an increase of $4.2 million when compared with earnings of $1.9 million for the quarter ended December 31, 2012.  The increase in earnings is due to the earnings impact of higher gathering and processing revenues ($5.8 million).  This was partially offset by higher depreciation expense ($0.8 million) and higher income tax expense ($0.7 million).  The significant growth of Trout Run is primarily responsible for the revenue and depreciation expense variations.  The increase in income tax expense was largely due to higher state taxes.

Corporate and All Other

2013 Compared with 2012

Corporate and All Other operations recorded earnings of $0.1 million for the quarter ended December 31, 2013, an increase of $1.1 million when compared with a loss of $1.0 million for the quarter ended December 31, 2012.  Earnings increased as a result of the earnings impact of a $0.9 million increase in revenues (largely due to the receipt of insurance proceeds and gains on the sale of certain timber stumpage tracts by Seneca’s land and timber division in November 2013).  These increases were partially offset by the earnings impact of a $0.4 million increase in operating expenses (largely due to higher personnel costs).

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt increased $1.4 million for the quarter ended December 31, 2013 as compared with the quarter ended December 31, 2012.  This increase is due to a higher average amount of long-term debt outstanding partially offset by a decrease in the weighted average interest rate on such debt.  The Company issued $500 million of 3.75% notes in February 2013 and repaid $250 million of 5.25% notes that matured in March 2013.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of cash during the three-month period ended December  31, 2013 consisted of cash provided by operating activities.  The Company’s primary sources of cash during the three-month period ended December 31, 2012 consisted of cash provided by operating activities and net proceeds from short-term borrowings.  These sources of cash were supplemented by net proceeds from the issuance of common stock for both the three months ended December 31, 2013 and December 31, 2012, including the issuance of original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.  For the three months ended December 31, 2013, net proceeds from the issuance of common stock also includes the issuance of original issue shares for the Company’s 401(k) plans.  During the three months ended December 31, 2012, the common stock used to fulfill the requirements of the Company’s 401(k) plans was obtained via open market purchases.

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

Net cash provided by operating activities totaled $176.7 million for the three months ended December 31, 2013, an increase of $30.7 million compared with $146.0 million provided by operating activities for the three months ended December 31, 2012.  The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production segment primarily due to higher cash receipts from natural gas production in the Appalachian region.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $166.5 million during the three months ended December 31, 2013 and $181.6 million for the three months ended December 31, 2012. These amounts include accounts payable and accrued liabilities related to capital expenditures and will differ from capital expenditures shown on the Consolidated Statement of Cash Flows.  They are included in subsequent Consolidated Statement of Cash Flows when they are paid.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets

Three Months Ended December 31,					Increase
(Millions)	2013		2012		(Decrease)

Utility:
Capital Expenditures	$21.7	(1)	$14.4	(2)	$7.3
Pipeline and Storage:
Capital Expenditures	9.9	(1)	25.7	(2)	(15.8)
Exploration and Production:
Capital Expenditures	111.3	(1)	127.7	(2)	(16.4)
Gathering:
Capital Expenditures	23.5	(1)	13.6	(2)	9.9
All Other:
Capital Expenditures	0.1	(1)	0.2	(2)	(0.1)
	$166.5		$181.6		$(15.1)

(1) At December 31, 2013, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $38.4 million, $0.6 million, $8.8 million and $4.9 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.  At September 30, 2013, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $58.5 million, $5.6 million, $6.7 million and $10.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

(2) At December 31, 2012, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $73.4 million, $10.5 million, $2.1 million and $0.1 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.  At September 30, 2012, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $38.9 million, $12.7 million, $12.7 million and $3.2 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

Utility

The majority of the Utility capital expenditures for the three months ended December 31, 2013 and December 31, 2012 were made for replacement of mains and main extensions, as well as for the replacement of service lines.  The capital expenditures for the three months ended December 31, 2013 also include $4.9 million related to the planned replacement of the Utility segment’s legacy mainframe systems.

Pipeline and Storage

The Pipeline and Storage capital expenditures for the three months ended December 31, 2013 were mainly related to additions, improvements and replacements to this segment’s transmission and gas storage systems and also include $1.5 million spent on the Mercer Expansion Project.  The majority of the Pipeline and Storage capital expenditures for the three months ended December 31, 2012 were related to the construction of Supply Corporation’s Northern Access expansion project ($14.4 million) and Supply Corporation’s Line N 2012 Expansion Project ($3.7 million).  The Pipeline and Storage capital expenditures for the three months ended December 31, 2012 also include additions, improvements, and replacements to this segment’s transmission and gas storage systems.

In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet.  As of December 31, 2013, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.5 million.

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

In 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to a new interconnection with Tennessee Gas Pipeline (“TGP”) at Mercer, Pennsylvania, a pooling point recently established at Tennessee’s Station 219 (“Mercer Expansion Project”).  Supply Corporation has executed a precedent agreement with Range Resources for 105,000 Dth per day, all of the project capacity, for service expected to begin November 2014. The preliminary cost estimate is $33.6 million, of which $29.6 million is for expansion and $4.0 million is for system modernization.  Supply Corporation has received authorization to construct the required approximately 3,550 horsepower of compression at Mercer, and replace 2.08 miles of 24” pipeline, all under its FERC blanket certificate authorization.  As of December 31, 2013, approximately $2.2 million has been spent on the Mercer Expansion Project, all of which has been capitalized as Construction Work in Progress.

On January 18, 2013, Supply Corporation concluded an Open Season to further increase its capacity to move gas north and south on its Line N system to Texas Eastern Transmission, LP (“TETCO”) at Holbrook and TGP at Mercer (“Westside Expansion and Modernization Project”).  Supply Corporation executed two precedent agreements for all 175,000 Dth per day of project capacity, for service expected to begin in 2015.  The Westside Expansion and Modernization Project facilities are expected to include the replacement of approximately 23.3 miles of 20” pipe with 24” pipe and the addition of approximately 3,550 horsepower of compression at Mercer.  The preliminary cost estimate is $76 million, of which $39 million is related to expansion and the remainder is for replacement.  Supply Corporation filed the FERC 7(c) application in early February 2014. Approximately $0.4 million has been spent to study the Westside Expansion and Modernization Project through December 31, 2013.  The Company has determined it is highly probable that the project will be built.  Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

Supply Corporation and TGP have jointly developed a project that will combine expansions on both pipeline systems, providing a seamless transportation path from TGP’s 300 Line in the Marcellus fairway to the TransCanada Pipeline delivery point at Niagara.  Supply Corporation has offered 140,000 Dth per day of capacity on its system to TGP under a lease, from its Ellisburg Station for redelivery to TGP in East Eden, New York (“Northern Access 2015”).  The project will provide Seneca Resources, TGP’s anchor shipper, with an outlet to premium Dawn indexed markets in Canada, for their Clermont Area Marcellus production.  The Northern Access 2015 project involves the construction of a new 15,400 horsepower compressor station in Hinsdale, New York and a 7,700 horsepower addition to its compressor station in Concord, New York, for service expected to commence in late 2015.  Supply Corporation and TGP have executed a precedent agreement incorporating the lease agreement, and both companies plan to file their respective FERC 7(c) applications in February 2014.  The preliminary cost estimate for the Northern Access 2015 project is $67 million.  As of December 31, 2013, approximately $0.1 million has been spent to study the Northern Access 2015 project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at December 31, 2013.

On August 12, 2013, Empire concluded an Open Season, offering for the first time no-notice transportation and storage service to new and existing shippers on the Empire pipeline system.  Rochester Gas & Electric (“RG&E”), Empire’s largest LDC connected market, has executed a precedent agreement to convert all 172,500 Dth per day of its standard firm transportation services to no-notice service, including 3.3 Bcf of no-notice storage service.  The new services will provide RG&E with a superior flexible delivery service with daily and seasonal load balancing capabilities and greater access to Marcellus supplies.  The project would require Empire to construct a 17.2 mile, 12” pipeline and interconnection between Empire’s pipeline system and Supply Corporation’s system at Tuscarora, New York, and Supply Corporation to construct approximately 1,500 horsepower of compression at its Tuscarora compressor station (“Tuscarora Lateral Project”).  Supply Corporation concluded an Open Season and has awarded to Empire the necessary storage services under a lease agreement.  Empire and Supply Corporation began the FERC pre-filing process on April 12, 2013, and both companies expect to file their FERC 7(c) applications by March 2014.  The preliminary cost estimate for the Tuscarora Lateral Project is $45 million.  Approximately $0.7 million has been spent to study the Tuscarora Lateral Project through December 31, 2013.  The Company has determined it is highly probable that the project will be built.  Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

Empire is developing an expansion of its system that would allow for the transportation of approximately 250,000 Dth per day of additional Marcellus supplies from Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line (“Central Tioga County Extension”).  The connection to Supply Corporation afforded by the Tuscarora Lateral Project could allow those Marcellus supplies to be sourced on other parts of the Supply Corporation system in addition to Tioga County.  Such a configuration would likely involve facility investments on the Supply Corporation system as well.  The preliminary cost estimate for the Central Tioga County Extension is $150 million.  As of December 31, 2013, approximately $0.2 million has been spent to study the Central Tioga County Extension project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at December 31, 2013.

Exploration and Production

The Exploration and Production segment capital expenditures for the three months ended December 31, 2013 were primarily well drilling and completion expenditures and included approximately $105.0 million for the Appalachian region (including $99.1 million in the Marcellus Shale area) and $6.3 million for the West Coast region.  These amounts included approximately $41.0 million spent to develop proved undeveloped reserves.

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

Gathering

The majority of the Gathering segment capital expenditures for the three months ended December 31, 2013 were for the construction of Midstream Corporation’s Clermont Gathering System and the expansion of Midstream Corporation’s Trout Run Gathering System, as discussed below.  The majority of the Gathering segment capital expenditures for the three months ended December 31, 2012 were for the expansion of Midstream Corporation’s Trout Run Gathering System.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 40 miles of backbone and in-field gathering pipelines, and two compressor stations under construction.  The complete buildout will cost approximately $215 million.  As of December 31, 2013, the Company has spent approximately $137.3 million in costs related to this project, including approximately $9.3 million spent during the three months ended December 31, 2013, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at December 31, 2013.

NFG Midstream Covington, LLC, a wholly owned subsidiary of Midstream Corporation, has been expanding its gathering system in Tioga County, Pennsylvania.  As of December 31, 2013, the Company has spent approximately $28.8 million in costs related to the Covington gathering system.  All costs associated with this gathering system are included in Property, Plant and Equipment on the Consolidated Balance Sheet at December 31, 2013.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, plans to build an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The preliminary cost estimate for the initial buildout is anticipated to be in the range of $130 million to $230 million.  As of December 31, 2013, approximately $13.5 million has been spent on the NFG Midstream Clermont gathering system, including approximately $10.2 million spent during the three months ended December 31, 2013, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at December 31, 2013.

Midstream Corporation has built and currently operates, or is planning the construction of, other gathering systems.  As of December 31, 2013, the Company has spent approximately $9.4 million in costs related to these projects, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at December 31, 2013.

Project Funding

The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings.  Going forward, while the Company expects to use cash from operations as the first means of financing these projects, it is expected that the Company will continue to use short-term borrowings as necessary during fiscal 2014. The level of such short-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.

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

Financing Cash Flow

Consolidated short-term debt did not change when comparing the balance sheet at December 31, 2013 to the balance sheet at September 30, 2013.  The maximum amount of short-term debt outstanding during the three months ended December 31, 2013 was $46.7 million.  While the Company did not have any outstanding commercial paper and short-term notes payable to banks at December 31, 2013, the Company continues to consider short-term debt  an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which totaled $335.0 million at December 31, 2013, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed at amounts near current levels, or substantially replaced by similar lines.

The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At December 31, 2013, the commercial paper program was backed by a syndicated committed credit facility totaling $750.0 million, which commitment extends through January 6, 2017. Under the committed credit facility, the Company agreed that its debt to capitalization ratio would not exceed .65 at the last day of any fiscal quarter through January 6, 2017. At December 31, 2013, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would have permitted an additional $2.53 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.

Under the Company’s existing indenture covenants, at December 31, 2013, the Company would have been permitted to issue up to a maximum of $1.69 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 6.0%) of the Company’s long-term debt (as of December 31, 2013) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s $750.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2013, the Company did not have any debt outstanding under the committed credit facility.

The Company’s embedded cost of long-term debt was 5.58% at December 31, 2013 and 6.17% at December 31, 2012.

None of the Company’s long-term debt at December 31, 2013 will mature within the following twelve-month period.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $53.6 million. These leases have been entered into for the use of compressors, drilling rigs, buildings, meters and other items and are accounted for as operating leases.

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

During the three months ended December  31, 2013, the Company contributed $23.9 million to its Retirement Plan and $1.8 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2014, the Company expects to contribute between $5.0 million and $15.0 million to the Retirement Plan.    Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in 2014 in order to be in compliance with the Pension Protection Act of 2006 (as impacted by the Moving Ahead for Progress in the 21st Century Act).  In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (the Act), was passed by Congress and signed by the President.  The Act included pension funding stabilization provisions.  The Company is continually evaluating its future contributions in light of the provisions of the Act.  In the remainder of 2014, the Company expects its contributions to its VEBA trusts and 401(h) accounts to be in the range of zero to $10.0 million.

Market Risk Sensitive Instruments

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets.  Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives have or will become effective as federal agencies (including the CFTC, various banking regulators and the SEC) adopt rules to implement the law.  Among other things, the Dodd-Frank Act (1) regulates certain participants in the swaps markets, including new entities defined as “swap dealers” and “major swap participants,” (2) requires clearing and exchange-trading of certain swaps that the CFTC determines must be cleared, (3) requires reporting and recordkeeping of swaps, and (4) enhances the CFTC’s enforcement authority, including the authority to establish position limits on derivatives and increases penalties for violations of the Commodity Exchange Act.  For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk.  Nevertheless, other rules that are being developed could have a significant impact on the Company.  For example, banking regulators have proposed a rule that would require swap dealers and major swap participants subject to their jurisdiction to collect initial and variation margin from counterparties that are non-financial end users, though such swap dealers and major swap participants would have the discretion to set thresholds for posting margin (unsecured credit limits).  Regardless of the levels of margin that might be required, concern remains that swap dealers and major swap participants will pass along their increased costs through higher transaction costs and prices, and reductions in thresholds for posting margin.  In addition, while the Company expects to be exempt from the Dodd-Frank Act’s requirement that certain swaps be cleared and traded on exchanges or swap execution facilities, the cost of entering into a non-exchange cleared swap that is available as an exchange cleared swap may be greater.  The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.  The Company continues to monitor these developments but cannot predict the impact the Dodd-Frank Act may ultimately have on its operations.

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

The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net liabilities (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities.  The Level 3 derivative net liabilities amount to $1.8 million at December  31, 2013 and represent 1.8% of the Total Net Assets shown in Part I, Item 1 at Note 2 – Fair Value Measurements at December 31, 2013.

The decrease in the net fair value liability of the Level 3 positions from October 1, 2013 to December 31, 2013, as shown in Part I, Item 1 at Note 2, was attributable to a decrease in the commodity price of crude oil relative to the swap price during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at December 31, 2013.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At December 31, 2013, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.

For a complete discussion of market risk sensitive instruments, refer to "Market Risk Sensitive Instruments" in Item 7 of the Company's 2013 Form 10-K.  There have been no subsequent material changes to the Company’s exposure to market risk sensitive instruments.

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

In a related development, on April 19, 2013, the NYPSC issued an order directing Distribution Corporation to either agree to make its rates and charges temporary subject to refund effective June 1, 2013, or show cause why its gas rates and charges should not be set on a temporary basis subject to refund (“Order”).  The Order recognized Distribution Corporation’s Plan and, while acknowledging the Company’s cost-cutting and efficiency achievements, determined nonetheless that the Plan did not propose to adjust “existing rates . . . enough to compensate for the imbalance between ratepayer and shareholder interests that has developed since . . . 2007 . . .”  Pursuant to the Order, the NYPSC commenced a “temporary rate” proceeding and, following hearings, on June 14, 2013, the NYPSC issued an order (“Temporary Rates Order”) making Distribution Corporation’s rates and charges temporary and subject to refund pending the determination of permanent gas rates through further rate proceedings.  Discussions for settlement of Distribution Corporation’s rates and charges were commenced while the formal case to establish permanent rates proceeded along a parallel path.  The Consolidated Balance Sheets at December 31, 2013 and September 30, 2013 reflect a $7.5 million ($4.9 million after-tax) refund provision, in anticipation of a potential settlement.

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

On December 6, 2013, Distribution Corporation filed an agreement, executed by five of the six active parties in the rate proceeding, for settlement of the temporary rate proceeding and all issues relating to rates.  The settlement agreement proposes to fix customer rates at existing levels for a minimum two-year term retroactive to October 1, 2013.  Although customer rates are fixed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Earnings in excess of the allowed rate of return would be allocated primarily to pay down existing deferred pension liabilities.  Following conventional practice in New York, the agreement also proposes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.

Signatory parties also filed statements with the NYPSC requesting approval of the settlement agreement without modification.  One special-interest consumer advocate is opposing the settlement agreement.  Following further proceedings, the NYPSC is expected to address the settlement agreement at a regular session scheduled to be held in March 2014.

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

The Company has agreed with the NYDEC to remediate a former manufactured gas plant site located in New York.  In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site.  In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation.  As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site.  In April 2013, the NYDEC approved the Company’s proposed amendment.  Final remedial design work for the site has begun.  An estimated minimum liability for remediation of this site of $13.3 million has been recorded.

At December 31, 2013, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites (including the former manufactured gas plant site discussed above) will be approximately $14.7 million.  This estimated liability, which includes the $13.3 million discussed above, has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31, 2013.  The Company expects to recover its environmental clean-up costs through rate recovery.

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

New Authoritative Accounting and Financial Reporting Guidance

In December 2011, the FASB issued authoritative guidance requiring enhanced disclosures regarding offsetting assets and liabilities.  Companies are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This authoritative guidance became effective for the quarter ended December 31, 2013 and there was no impact to the Company’s consolidated financial statements and disclosures.

In February 2013, the FASB issued authoritative guidance requiring enhanced disclosures regarding the reporting of amounts reclassified out of accumulated other comprehensive income.  The authoritative guidance requires parenthetical disclosure on the face of the financial statements or a single footnote that would provide more detail about the components of reclassification adjustments that are reclassified in their entirety to net income.  If a component of a reclassification adjustment is not reclassified in its entirety to net income, a cross reference would be made to the footnote disclosure that provides a more thorough discussion of the component involved in that reclassification adjustment.  This authoritative guidance became effective for the quarter ended December 31, 2013.  The Company has updated its financial statements to reflect the new guidance.

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

5.

Changes in price differentials between similar quantities of natural gas or oil sold at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;

6.	Other changes in price differentials between similar quantities of natural gas or oil having different quality, heating value, hydrocarbon mix or delivery date;

7.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

8.	Uncertainty of oil and gas reserve estimates;

9.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

10.	Changes in demographic patterns and weather conditions;

11.	Changes in the availability, price or accounting treatment of derivative financial instruments;

12.

Delays or changes in costs or plans with respect to Company projects or related projects of other companies, including difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;

13.

Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;

14.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

15.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

16.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities, acts of war, cyber attacks or pest infestation;

17.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors in Item 1A of the Company’s 2013 Form 10-K have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2013, the Company issued a total of 3,850 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors of the Company, 550 shares to each such director.  All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended December 31, 2013.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number		Publicly Announced	Be Purchased Under
	of Shares	Average Price	Share Repurchase	Share Repurchase
Period	Purchased(a)	Paid per Share	Plans or Programs	Plans or Programs (b)
Oct. 1 - 31, 2013	-	N/A	-	6,971,019
Nov. 1 - 30, 2013	-	N/A	-	6,971,019
Dec. 1 - 31, 2013	13,149	$70.23	-	6,971,019
Total	13,149	$70.23	-	6,971,019

(a) Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes.  During the quarter ended December  31, 2013, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Description of 2014 performance goals under the National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Program.

10.2	Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan.

10.3	Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan.

10.4	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan.

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Twelve Months Ended December 31, 2013 and the Fiscal Years Ended September 30, 2010 through 2013.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended December 31, 2013 and 2012.

101

Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three months ended December 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  February 7, 2014