Form 10-Q
period 2014-03-31
NATIONAL FUEL GAS CO
filed 2014-05-09
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Common stock, par value $1.00 per share, outstanding at April 30, 2014:  84,008,346 shares.

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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2014	2013	2014	2013
INCOME
Operating Revenues	$756,242	$597,826	$1,306,314	$1,050,680

Operating Expenses
Purchased Gas	322,772	209,817	490,378	331,735
Operation and Maintenance	137,716	122,303	245,562	230,035
Property, Franchise and Other Taxes	25,704	22,685	46,630	42,348
Depreciation, Depletion and Amortization	89,975	80,030	183,089	152,361
	576,167	434,835	965,659	756,479
Operating Income	180,075	162,991	340,655	294,201
Other Income (Expense):
Interest Income	249	140	951	1,526
Other Income	5,123	1,087	5,352	2,501
Interest Expense on Long-Term Debt	(22,766)	(22,786)	(45,651)	(44,234)
Other Interest Expense	(1,375)	(526)	(2,324)	(1,595)
Income Before Income Taxes	161,306	140,906	298,983	252,399
Income Tax Expense	66,095	55,186	121,520	98,735

Net Income Available for Common Stock	95,211	85,720	177,463	153,664

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,493,466	1,343,765	1,442,617	1,306,284
	1,588,677	1,429,485	1,620,080	1,459,948

Dividends on Common Stock	(31,493)	(30,486)	(62,896)	(60,949)
Balance at March 31	$1,557,184	$1,398,999	$1,557,184	$1,398,999

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.14	$1.03	$2.12	$1.84
Diluted:
Net Income Available for Common Stock	$1.12	$1.02	$2.09	$1.83
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,856,120	83,498,508	83,781,085	83,443,805
Used in Diluted Calculation	84,837,123	84,159,734	84,787,610	84,127,705
Dividends Per Common Share:
Dividends Declared	$0.375	$0.365	$0.75	$0.73
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars)	2014	2013	2014	2013
Net Income Available for Common Stock	$95,211	$85,720	$177,463	$153,664
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	622	1,983	3,120	2,773
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(67,461)	(47,350)	(64,682)	(12,001)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	26,640	(10,503)	16,457	(22,088)
Other Comprehensive Income (Loss), Before Tax	(40,199)	(55,870)	(45,105)	(31,316)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	231	741	1,156	1,037
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(28,583)	(19,813)	(27,312)	(5,076)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	11,170	(4,419)	6,872	(9,274)
Income Taxes – Net	(17,182)	(23,491)	(19,284)	(13,313)
Other Comprehensive Income (Loss)	(23,017)	(32,379)	(25,821)	(18,003)
Comprehensive Income	$72,194	$53,341	$151,642	$135,661

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	September 30, 2013
(Thousands of Dollars)
ASSETS
Property, Plant and Equipment	$7,689,518	$7,313,203
Less - Accumulated Depreciation, Depletion and Amortization	2,325,636	2,161,477
	5,363,882	5,151,726
Current Assets
Cash and Temporary Cash Investments	150,864	64,858
Hedging Collateral Deposits	—	1,094
Receivables – Net of Allowance for Uncollectible Accounts of $38,935 and $27,144 Respectively	267,512	133,182
Unbilled Revenue	83,378	19,483
Gas Stored Underground	3,176	51,484
Materials and Supplies - at average cost	25,551	29,904
Unrecovered Purchased Gas Costs	1,825	12,408
Other Current Assets	54,903	56,905
Deferred Income Taxes	39,650	79,359
	626,859	448,677

Other Assets
Recoverable Future Taxes	161,258	163,355
Unamortized Debt Expense	15,478	16,645
Other Regulatory Assets	244,486	252,568
Deferred Charges	9,050	9,382
Other Investments	85,825	96,308
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	28,366	22,774
Fair Value of Derivative Financial Instruments	25,777	48,989
Other	738	2,447
	576,454	617,944

Total Assets	$6,567,195	$6,218,347

See Notes to Condensed Consolidated Financial Statements

 National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	September 30, 2013
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 83,980,596 Shares and 83,661,969 Shares, Respectively	$83,981	$83,662
Paid in Capital	703,422	687,684
Earnings Reinvested in the Business	1,557,184	1,442,617
Accumulated Other Comprehensive Loss	(45,055)	(19,234)
Total Comprehensive Shareholders’ Equity	2,299,532	2,194,729
Long-Term Debt, Net of Current Portion	1,649,000	1,649,000
Total Capitalization	3,948,532	3,843,729

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	153,147	105,283
Amounts Payable to Customers	24,665	12,828
Dividends Payable	31,493	31,373
Interest Payable on Long-Term Debt	29,960	29,960
Customer Advances	81	21,959
Customer Security Deposits	15,581	16,183
Other Accruals and Current Liabilities	235,900	83,946
Fair Value of Derivative Financial Instruments	22,236	639
	513,063	302,171

Deferred Credits
Deferred Income Taxes	1,352,731	1,347,007
Taxes Refundable to Customers	90,779	85,655
Unamortized Investment Tax Credit	1,361	1,579
Cost of Removal Regulatory Liability	165,138	157,622
Other Regulatory Liabilities	94,000	61,549
Pension and Other Post-Retirement Liabilities	145,085	158,014
Asset Retirement Obligations	120,884	119,511
Other Deferred Credits	135,622	141,510
	2,105,600	2,072,447
Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$6,567,195	$6,218,347

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of Dollars)	2014	2013
OPERATING ACTIVITIES
Net Income Available for Common Stock	$177,463	$153,664
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	183,089	152,361
Deferred Income Taxes	71,939	102,557
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(3,149)	—
Stock-Based Compensation	8,045	6,596
Other	(118)	8,013
Change in:
Hedging Collateral Deposits	1,094	(386)
Receivables and Unbilled Revenue	(198,277)	(109,403)
Gas Stored Underground and Materials and Supplies	52,661	32,391
Unrecovered Purchased Gas Costs	10,583	—
Other Current Assets	(443)	4,389
Accounts Payable	69,379	20,456
Amounts Payable to Customers	11,837	(1,725)
Customer Advances	(21,878)	(23,910)
Customer Security Deposits	(602)	(804)
Other Accruals and Current Liabilities	102,222	39,273
Other Assets	23,445	(6,200)
Other Liabilities	15,946	(10,417)
Net Cash Provided by Operating Activities	503,236	366,855

INVESTING ACTIVITIES
Capital Expenditures	(367,393)	(339,737)
Other	4,927	(3,445)
Net Cash Used in Investing Activities	(362,466)	(343,182)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	—	(171,000)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	3,149	—
Net Proceeds from Issuance of Long-Term Debt	—	495,415
Reduction of Long-Term Debt	—	(250,000)
Dividends Paid on Common Stock	(62,776)	(60,879)
Net Proceeds from Issuance of Common Stock	4,863	710
Net Cash Provided by (Used in) Financing Activities	(54,764)	14,246

Net Increase in Cash and Temporary Cash Investments	86,006	37,919

Cash and Temporary Cash Investments at October 1	64,858	74,494

Cash and Temporary Cash Investments at March 31	$150,864	$112,413

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$109,355	$77,093
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

The earnings for the six months ended March 31, 2014 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2014.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

Consolidated Statement of Cash Flows.  For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

Hedging Collateral Deposits.  This is an account title for cash held in margin accounts funded by the Company to serve as collateral for hedging positions.  At March 31, 2014, the Company had no hedging collateral deposits outstanding. At September 30, 2013, the Company had hedging collateral deposits of $1.1 million related to its exchange-traded futures contracts.  In accordance with its accounting policy, the Company does not offset hedging collateral deposits paid or received against related derivative financial instruments liability or asset balances.

Gas Stored Underground - Current.  In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method.  Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $73.9 million at March 31, 2014, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $184.5 million and $106.1 million at March 31, 2014 and September 30, 2013, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At March 31, 2014, the ceiling exceeded the book value of the oil and gas properties by approximately $204.0 million.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the quarter and six months ended March 31, 2014, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

Three Months Ended March 31, 2014
	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Balance at January 1, 2014	$26,345	$7,910	$(56,293)	$(22,038)
Other Comprehensive Gains and Losses Before Reclassifications	(38,878)	391	—	(38,487)
Amounts Reclassified From Other Comprehensive Loss	15,470	—	—	15,470
Balance at March 31, 2014	$2,937	$8,301	$(56,293)	$(45,055)

Six Months Ended March 31, 2014
	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Balance at October 1, 2013	$30,722	$6,337	$(56,293)	$(19,234)
Other Comprehensive Gains and Losses Before Reclassifications	(37,370)	1,964	—	(35,406)
Amounts Reclassified From Other Comprehensive Loss	9,585	—	—	9,585
Balance at March 31, 2014	$2,937	$8,301	$(56,293)	$(45,055)

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the quarter and six months ended March 31, 2014 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Three Months Ended March 31, 2014
Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($22,611)	Operating Revenues
Commodity Contracts	(4,029)	Purchased Gas
	(26,640)	Total Before Income Tax
	11,170	Income Tax Expense
	($15,470)	Net of Tax

Six Months Ended March 31, 2014
Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($12,825)	Operating Revenues
Commodity Contracts	(3,632)	Purchased Gas
	(16,457)	Total Before Income Tax
	6,872	Income Tax Expense
	($9,585)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2014	At September 30, 2013

Prepayments	$4,221	$10,605
Prepaid Property and Other Taxes	21,950	13,079
Federal Income Taxes Receivable	—	1,122
State Income Taxes Receivable	—	3,275
Fair Values of Firm Commitments	—	1,829
Regulatory Assets	28,732	26,995
	$54,903	$56,905

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2014	At September 30, 2013

Accrued Capital Expenditures	$90,831	$41,100
Regulatory Liabilities	11,085	20,013
Reserve for Gas Replacement	73,883	—
Federal Income Taxes Payable	30,802	—
State Income Taxes Payable	4,063	—
Other	25,236	22,833
	$235,900	$83,946

Earnings Per Common Share.  Basic earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares.  The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share.  There were no securities excluded as being antidilutive for the quarter ended March 31, 2014. There were 265 securities excluded as being antidilutive for the six months ended March 31, 2014.  There were 208,819 and 362,681 securities excluded as being antidilutive for the quarter and six months ended March 31, 2013, respectively.

Stock-Based Compensation.  The Company granted 116,090 performance shares during the six months ended March 31, 2014. The weighted average fair value of such performance shares was $67.16 per share for the six months ended March 31, 2014. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the six months ended March 31, 2014 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the six months ended March 31, 2014 must meet a performance goal related to total shareholder return over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for these performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 80,951 non-performance based restricted stock units during the six months ended March 31, 2014.  The weighted average fair value of such non-performance based restricted stock units was $65.23 per share for the six months ended March 31, 2014. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These non-performance based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for non-performance based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

No stock options, SARs or restricted share awards were granted by the Company during the six months ended March 31, 2014.

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2014 and September 30, 2013.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value presentation for over the counter swaps has been changed to combine gas and oil swaps at both March 31, 2014 and September 30, 2013.  In the September 30, 2013 Form 10-K, gas swaps were reported separately from oil swaps.  This change in presentation was made because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$129,892	$—	$—	$—	$129,892
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	3,297	—	—	(847)	2,450
Over the Counter Swaps – Gas and Oil	—	48,284	273	(25,230)	23,327
Other Investments:
Balanced Equity Mutual Fund	34,407	—	—	—	34,407
Common Stock – Financial Services Industry	7,631	—	—	—	7,631
Other Common Stock	383	—	—	—	383
Hedging Collateral Deposits	—	—	—	—	—
Total	$175,610	$48,284	$273	$(26,077)	$198,090

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$847	$—	$—	$(847)	$—
Over the Counter Swaps – Gas and Oil	—	45,822	1,644	(25,230)	22,236
Total	$847	$45,822	$1,644	$(26,077)	$22,236

Total Net Assets/(Liabilities)	$174,763	$2,462	$(1,371)	$—	$175,854

Recurring Fair Value Measures	At fair value as of September 30, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$51,332	$—	$—	$—	$51,332
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,552	—	—	(1,641)	911
Over the Counter Swaps – Gas and Oil	—	57,070	—	(9,003)	48,067
Other Investments:
Balanced Equity Mutual Fund	31,813	—	—	—	31,813
Common Stock – Financial Services Industry	6,544	—	—	—	6,544
Other Common Stock	330	—	—	—	330
Hedging Collateral Deposits	1,094	—	—	—	1,094
Total	$93,665	$57,070	$—	$(10,644)	$140,091

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$1,641	$—	$—	$(1,641)	$—
Over the Counter Swaps – Gas and Oil	—	4,452	5,190	(9,003)	639
Total	$1,641	$4,452	$5,190	$(10,644)	$639

Total Net Assets/(Liabilities)	$92,024	$52,618	$(5,190)	$—	$139,452

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At March 31, 2014 and September 30, 2013, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $1.1 million at September 30, 2013, which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2014 and September 30, 2013 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments and the majority of the crude oil price swap agreements used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of a portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment at March 31, 2014 and September 30, 2013.  The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume).

The significant unobservable input used in the fair value measurement of a portion of the Company’s over-the-counter crude oil swaps is the basis differential between Midway Sunset oil and NYMEX contracts.  Significant changes in the assumed basis differential could result in a significant change in value of the derivative financial instruments.  At March 31, 2014, it was assumed that Midway Sunset oil was 100.3% of NYMEX.  This is based on a historical twelve month average of Midway Sunset oil sales verses NYMEX settlements.  During this twelve-month period, the price of Midway Sunset oil ranged from 96.2% to 108.1% of NYMEX.  If the basis differential between Midway Sunset oil and NYMEX contracts used in the fair value measurement calculation at March 31, 2014 had been 10 percentage points higher, the fair value of the Level 3 crude oil price swap agreements liability would have been approximately $5.8 million higher.  If the basis differential between Midway Sunset oil and NYMEX contracts used in the fair value measurement at March 31, 2014 had been 10 percentage points lower, the fair value measurement of the Level 3 crude oil price swap agreements liability would have changed from a net liability of $1.4 million to a net asset of $4.4 million.  These calculated amounts are based solely on basis differential changes and do not take into account any other changes to the fair value measurement calculation.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2014, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.

The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the quarters and six months ended March 31, 2014 and 2013, respectively. For the quarters and six months ended March 31, 2014 and March 31, 2013, no transfers in or out of Level 1 or Level 2 occurred.  There were no purchases or sales of derivative financial instruments during the periods presented in the tables below.  All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below (amounts in parentheses indicate credits in the derivative asset/liability accounts).

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	January 1, 2014	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2014
Derivative Financial Instruments(2)	$(1,842)	$763	(1)	$(292)	$—	$(1,371)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2014.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	October 1, 2013	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2014
Derivative Financial Instruments(2)	$(5,190)	$1,043	(1)	$2,776	$—	$(1,371)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2014.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	January 1, 2013	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2013
Derivative Financial Instruments(2)	$(14,089)	$4,539	(1)	$(7,056)	$—	$(16,606)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2013.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	October 1, 2012	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2013
Derivative Financial Instruments(2)	$(19,664)	$6,801	(1)	$(3,743)	$—	$(16,606)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2013.

(2)	Derivative Financial Instruments are shown on a net basis.

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

	March 31, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$1,649,000	$1,787,823	$1,649,000	$1,767,519

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

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $43.4 million at March 31, 2014 and $57.6 million at September 30, 2013. The fair value of the equity mutual fund was $34.4 million at March 31, 2014 and $31.8 million at September 30, 2013. The gross unrealized gain on this equity mutual fund was $7.7 million at March 31, 2014 and $5.7 million at September 30, 2013.  The fair value of the stock of an insurance company was $7.6 million at March 31, 2014 and $6.5 million at September 30, 2013. The gross unrealized gain on this stock was $5.2 million at March 31, 2014 and $4.1 million at September 30, 2013. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2014 and September 30, 2013.  All of the derivative financial instruments reported on those line items relate to commodity contracts.

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

As of March 31, 2014, the Company’s Exploration and Production segment had the following commodity derivative contracts (swaps) outstanding to hedge forecasted sales (where the Company uses short positions (i.e. positions that pay-off in the event of commodity price decline) to mitigate the risk of decreasing revenues and earnings):

Commodity	Units
Natural Gas	239.0	Bcf (all short positions)
Crude Oil	4,269,000	Bbls (all short positions)

At March 31, 2014, the Company de-designated a portion of its crude oil swaps as cash flow hedges and simultaneously re-designated them as cash flow hedges using a revised effectiveness testing model. Amounts in accumulated other comprehensive loss at March 31, 2014 associated with the de-designated crude oil swaps will be amortized into the income statement as the anticipated hedged production occurs. Since the de-designated crude oil swaps were re-designated as cash flow hedges at March 31, 2014, future gains or losses on such derivatives, to the extent they are effective, will be reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The total mark-to-market adjustment recorded in earnings related to all of the Company's crude oil swaps, including economic hedges, was a $1.8 million loss for the quarter ended March 31, 2014. The mark-to-market impact for the six months ended March 31, 2014 was insignificant.

As of March 31, 2014, the Company’s Energy Marketing segment had the following commodity derivative contracts (futures contracts and swaps) outstanding to hedge forecasted sales (where the Company uses short positions to mitigate the risk associated with natural gas price decreases and its impact on decreasing revenues and earnings) and, when applicable, purchases (where the Company uses long positions (i.e. positions that pay-off in the event of commodity price increases) to mitigate the risk of increasing natural gas prices, which would lead to increased purchased gas expense and decreased earnings):

Commodity	Units
Natural Gas	3.5	Bcf short positions (mostly forecasted storage withdrawals)
	3.4	Bcf long positions (mostly forecasted storage injections)
	6.9	Total Bcf

As of March 31, 2014, the Company’s Exploration and Production segment had $4.8 million ($2.8 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $31.5 million ($18.7 million after tax) of unrealized losses will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur. It is expected that $36.3 million ($21.5 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income after 12 months as the expected sales of the underlying commodities occur.

As of March 31, 2014, the Company’s Energy Marketing segment had $0.2 million ($0.1 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $0.1 million (less than $0.1 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income (Loss) within the next 12 months as the expected sales of the underlying commodity occurs. It is expected that $0.1 million (less than $0.1 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income after 12 months as the expected sales of the underlying commodities occur.

Refer to Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments for the Exploration and Production and Energy Marketing segments.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2014 and 2013 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships
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
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
Commodity Contracts - Exploration & Production segment	$(64,237)	$(47,364)	Operating Revenue	$(22,611)	$11,285	Operating Revenue	$(660)	$(456)
Commodity Contracts - Energy Marketing segment	$(3,224)	$14	Purchased Gas	$(4,029)	$(782)	Not Applicable	$—	$—
Commodity Contracts - Pipeline & Storage segment (1)	$—	$—	Operating Revenue	$—	$—	Not Applicable	$—	$—
Total	$(67,461)	$(47,350)		$(26,640)	$10,503		$(660)	$(456)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2014 and 2013 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Six Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion) for the Six Months Ended March 31,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended March 31,
	2014	2013		2014	2013		2014	2013
Commodity Contracts - Exploration & Production segment	$(59,117)	$(13,750)	Operating Revenue	$(12,825)	$23,590	Operating Revenue	$774	$(456)
Commodity Contracts - Energy Marketing segment	$(5,565)	$1,749	Purchased Gas	$(3,632)	$(830)	Not Applicable	$—	$—
Commodity Contracts - Pipeline & Storage segment (1)	$—	$—	Operating Revenue	$—	$(672)	Not Applicable	$—	$—
Total	$(64,682)	$(12,001)		$(16,457)	$22,088		$774	$(456)

(1)	There were no open hedging positions at March 31, 2014 or 2013.

Fair Value Hedges

The Company’s Energy Marketing segment utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2014, the Company’s Energy Marketing segment had fair value hedges covering approximately 7.5 Bcf (7.0 Bcf of fixed price sales commitments (mostly long positions) and 0.5 Bcf of fixed price purchase commitments (mostly short positions)). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships – Energy Marketing segment	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2014 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2014 (In Thousands)
Commodity Contracts – Hedge of fixed price sales commitments of natural gas	Operating Revenues	$3,779	$(3,779)
Commodity Contracts – Hedge of fixed price purchase commitments of natural gas	Purchased Gas	$(440)	$440
Commodity Contracts – Hedge of natural gas held in storage	Purchased Gas	$(38)	$38
		$3,301	$(3,301)

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with fifteen counterparties of which four are in a net gain position.   On average, the Company had $5.8 million of credit exposure per counterparty in a gain position at March 31, 2014. The maximum credit exposure per counterparty in a gain position at March 31, 2014 was $9.6 million. As of March 31, 2014, no collateral was received from the counterparties by the Company.  The Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties’ credit ratings declined to levels at which the counterparties were required to post collateral.

As of March 31, 2014, twelve of the fifteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the current liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2014, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $22.3 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements).  At March 31, 2014, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $19.1 million according to the Company’s internal model  (discussed in Note 2 — Fair Value Measurements).  For its over-the-counter swap agreements, no hedging collateral deposits were required to be posted by the Company at March 31, 2014.

For its exchange traded futures contracts, which are in an asset position, no hedging collateral deposits were required to be posted by the Company as of March 31, 2014.   As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Six Months Ended March 31,
	2014	2013
Current Income Taxes
Federal	$39,974	$(6,318)
State	9,607	2,496

Deferred Income Taxes
Federal	50,110	82,788
State	21,829	19,769
	121,520	98,735
Deferred Investment Tax Credit	(218)	(213)

Total Income Taxes	$121,302	$98,522
Presented as Follows:
Other Income	(218)	(213)
Income Tax Expense	121,520	98,735

Total Income Taxes	$121,302	$98,522

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes.  The following is a reconciliation of this difference (in thousands):

	Six Months Ended March 31,
	2014	2013
U.S. Income Before Income Taxes	$298,765	$252,186

Income Tax Expense, Computed at U.S. Federal Statutory Rate of 35%	$104,568	$88,265

Increase (Reduction) in Taxes Resulting from:
State Income Taxes	20,433	14,473
Miscellaneous	(3,699)	(4,216)

Total Income Taxes	$121,302	$98,522

Significant components of the Company’s deferred tax liabilities and assets were as follows (in thousands):

	At March 31, 2014	At September 30, 2013
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,551,701	$1,504,187
Pension and Other Post-Retirement Benefit Costs	121,780	124,021
Other	55,562	75,419
Total Deferred Tax Liabilities	1,729,043	1,703,627

Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(132,752)	(130,256)
Tax Loss Carryforwards	(184,123)	(215,262)
Other	(99,087)	(90,461)
Total Deferred Tax Assets	(415,962)	(435,979)
Total Net Deferred Income Taxes	$1,313,081	$1,267,648

Presented as Follows:
Net Deferred Tax Liability/(Asset) – Current	(39,650)	(79,359)
Net Deferred Tax Liability – Non-Current	1,352,731	1,347,007
Total Net Deferred Income Taxes	$1,313,081	$1,267,648

As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Tax benefits of $3.1 million and $0.7 million relating to the excess stock-based compensation deductions were recorded in Paid in Capital during the six months ended March 31, 2014 and the year ended September 30, 2013, respectively.  Cumulative tax benefits of $36.4 million remain at both March 31, 2014 and September 30, 2013 and will be recorded in Paid in Capital in future years when such tax benefits are realized.

Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $90.8 million and $85.7 million at March 31, 2014 and September 30, 2013, respectively.  Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $161.3 million and $163.4 million at March 31, 2014 and September 30, 2013, respectively.

During the quarter ended March 31, 2014, there was no change in the balance of unrecognized tax benefits.  Approximately $2.0 million of the remaining balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.  It is reasonably possible that a reduction of $2.0 million of the balance of uncertain tax positions may occur as a result of potential settlements with taxing authorities within the next twelve months.

The Internal Revenue Service (IRS) is currently conducting examinations of the Company for fiscal 2012, fiscal 2013 and fiscal 2014 in accordance with the Compliance Assurance Process (CAP).  The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return.  While the federal statute of limitations remains open for fiscal 2009 and later years, IRS examinations for fiscal 2008 and prior years have been completed and the Company believes such years are effectively settled.  During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property.  During the quarter ended March 31, 2013, local IRS examiners issued no-change reports for fiscal 2009, fiscal 2010 and fiscal 2011, but have reserved the right to re-examine these years, pending the anticipated issuance of IRS guidance addressing the issue for natural gas utilities.

The Company is also subject to various routine state income tax examinations.  The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.

On March 31, 2014, the New York State fiscal year 2014-2015 Executive Budget legislation was signed into law. This legislation included numerous tax provisions, including a reduction of the corporate tax rate from 7.1% to 6.5%, effective for tax years beginning after January 1, 2016. This provision resulted in a tax benefit of approximately $2.8 million, which is reflected in the accompanying financial statements.

Note 5 - Capitalization

Common Stock.  During the six months ended March 31, 2014, the Company issued 301,793 original issue shares of common stock as a result of stock option and SARs exercises and 8,732 original issue shares of common stock for restricted stock units that vested.  In addition, the Company issued 47,943 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 32,053 original issue shares of common stock for the Company’s 401(k) plans.  The Company also issued 7,712 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2014.  Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes.  During the six months ended March 31, 2014, 79,606 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.    None of the Company’s long-term debt at March 31, 2014 will mature within the following twelve-month period.

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

At March 31, 2014, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $14.1 million.  The Company expects to recover such environmental clean-up costs through rate recovery over a period of approximately 13 years.

The Company's estimated liability for clean-up costs discussed above includes a $13.0 million estimated liability to remediate a former manufactured gas plant site located in New York.  In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site.  In April 2013, the NYDEC approved the Company’s proposed amendment.  Final remedial design work for the site has begun.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2013 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2013 Form 10-K.  As for segment assets at March 31, 2014, there have been changes from the segment assets disclosed in the 2013 Form 10-K.  A listing of segment assets at March 31, 2014 and September 30, 2013 is shown in the tables below.  Energy Marketing segment revenue from external customers and net income for the quarter ended March 31, 2014 reflect the impact of $8.2 million and $0.4 million, respectively, of unbilled revenue and related decline in margin (net of tax).  For the six months ended March 31, 2014, Energy Marketing segment revenue from external customers and net income reflect the impact of $33.7 million and $0.9 million, respectively, of unbilled revenue and related incremental margin (net of tax).  In prior periods, Energy Marketing segment revenues and related purchased gas costs were recorded when billed, resulting in a one month lag.  The impact of not recording unbilled revenue and related costs was immaterial in all prior periods.

Quarter Ended March 31, 2014 (Thousands)
	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Gathering	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$377,647	$53,571	$199,561	$124,439	$195	$755,413	$597	$232	$756,242

Intersegment Revenues	$8,204	$22,235	$—	$5	$15,452	$45,896	$—	$(45,896)	$—

Segment Profit: Net Income	$35,545	$21,372	$24,390	$3,765	$7,324	$92,396	$278	$2,537	$95,211

Six Months Ended March 31, 2014 (Thousands)
	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Gathering	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$608,100	$104,784	$392,607	$197,598	$429	$1,303,518	$2,298	$498	$1,306,314

Intersegment Revenues	$12,911	$42,974	$—	$260	$29,802	$85,947	$—	$(85,947)	$—

Segment Profit: Net Income	$59,760	$40,510	$55,487	$5,369	$13,471	$174,597	$954	$1,912	$177,463

(Thousands)	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Gathering	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated

Segment Assets:

At March 31, 2014	$2,019,438	$1,283,654	$2,821,355	$110,285	$247,286	$6,482,018	$95,849	$(10,672)	$6,567,195

At September 30, 2013	$1,870,587	$1,246,027	$2,746,233	$67,267	$203,323	$6,133,437	$95,793	$(10,883)	$6,218,347

Quarter Ended March 31, 2013 (Thousands)
	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Gathering	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated

Revenue from External Customers	$303,389	$46,383	$168,080	$78,989	$324	$597,165	$437	$224	$597,826

Intersegment Revenues	$6,396	$23,712	$—	$208	$7,898	$38,214	$—	$(38,214)	$—

Segment Profit: Net Income (Loss)	$34,516	$16,796	$27,711	$4,283	$3,093	$86,399	$(29)	$(650)	$85,720

Six Months Ended March 31, 2013 (Thousands)
	Utility	Pipeline and Storage	Exploration and Production	Energy Marketing	Gathering	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated

Revenue from External Customers	$511,953	$89,842	$323,529	$123,154	$526	$1,049,004	$1,252	$424	$1,050,680

Intersegment Revenues	$10,707	$46,509	$—	$634	$13,377	$71,227	$—	$(71,227)	$—

Segment Profit: Net Income (Loss)	$57,394	$33,728	$54,391	$4,778	$5,035	$155,326	$(85)	$(1,577)	$153,664

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2014	2013	2014	2013

Service Cost	$2,997	$3,961	$735	$1,176
Interest Cost	10,893	9,124	5,327	4,803
Expected Return on Plan Assets	(14,993)	(14,336)	(9,356)	(8,218)
Amortization of Prior Service Cost (Credit)	52	60	(534)	(534)
Amortization of Transition Amount	—	—	—	2
Amortization of Losses	9,002	13,194	661	5,223
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	8,557	1,724	7,928	6,459

Net Periodic Benefit Cost	$16,508	$13,727	$4,761	$8,911

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2014	2013	2014	2013

Service Cost	$5,993	$7,923	$1,469	$2,352
Interest Cost	21,787	18,249	10,654	9,606
Expected Return on Plan Assets	(29,986)	(28,673)	(18,712)	(16,436)
Amortization of Prior Service Cost (Credit)	105	119	(1,069)	(1,069)
Amortization of Transition Amount	—	—	—	4
Amortization of Losses	18,003	26,388	1,323	10,446
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	10,135	(1,958)	13,988	9,162

Net Periodic Benefit Cost	$26,037	$22,048	$7,653	$14,065

(1) The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the six months ended March 31, 2014, the Company contributed $30.0 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.0 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2014, the Company expects its contributions to the Retirement Plan to be in the range of zero to $5.0 million.  Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in fiscal 2014 in order to be in compliance with the Pension Protection Act of 2006 (as impacted by the Moving Ahead for Progress in the 21st Century Act).  In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (the Act), was passed by Congress and signed by the President.  The Act included pension funding stabilization provisions.  The Company is continually evaluating its future contributions in light of the provisions of the Act. In the remainder of 2014, the Company expects its contributions to its VEBA trusts and 401(h) accounts to be in the range of zero to $10.0 million.

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

Subsequently, on April 19, 2013, the NYPSC issued an order directing Distribution Corporation to either agree to make its rates and charges temporary subject to refund effective June 1, 2013, or show cause why its gas rates and charges should not be set on a temporary basis subject to refund (“Order”).  The Order recognized Distribution Corporation’s Plan and, while acknowledging the Company’s cost-cutting and efficiency achievements, determined nonetheless that the Plan did not propose to adjust “existing rates . . . enough to compensate for the imbalance between ratepayer and shareholder interests that has developed since . . . 2007 . . .”  Pursuant to the Order, the NYPSC commenced a “temporary rate” proceeding and, following hearings, on June 14, 2013, the NYPSC issued an order (“Temporary Rates Order”) making Distribution Corporation’s rates and charges temporary and subject to refund pending the determination of permanent gas rates through further rate proceedings.  Discussions for settlement of Distribution Corporation’s rates and charges were commenced while the formal case to establish permanent rates proceeded along a parallel path.

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

On December 6, 2013, Distribution Corporation filed an agreement, executed by five of the six active parties in the rate proceeding, for settlement of the temporary rate proceeding and all issues relating to rates.  The settlement agreement proposes to fix customer rates at existing levels for a minimum two-year term retroactive to October 1, 2013.  Although customer rates are fixed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement also proposes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows:  from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% would be allocated to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  The Consolidated Balance Sheets at March 31, 2014 and September 30, 2013 reflect a $7.5 million refund provision related to the settlement agreement.

Signatory parties also filed statements with the NYPSC requesting approval of the settlement agreement without modification.  One special-interest consumer advocate is opposing the settlement agreement.  Following further proceedings, the NYPSC approved the settlement agreement at a regular session held in May 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please note that this overview is a high-level summary of items that are discussed in greater detail in subsequent sections of this report.

The Company is a diversified energy company that owns a number of subsidiary operating companies, and reports financial results in five reportable business segments.  For the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, the Company experienced an increase in earnings of $9.5 million.  For the six months ended March 31, 2014 compared to the six months ended March 31, 2013, the Company experienced an increase in earnings of $23.8 million. The earnings increase for the quarter ended March 31, 2014 is primarily due to higher earnings in the Pipeline and Storage segment, Gathering segment, Utility segment and the Corporate category, partly offset by lower earnings in the Exploration and Production segment. The earnings increase for the six-months ended March 31, 2014 reflects increases in all of the Company’s segments as well as the All Other and Corporate categories.  For further discussion of the Company’s earnings, refer to the Results of Operations section below.

The Company’s natural gas reserve base has grown substantially in recent years due to its development of reserves in the Marcellus Shale, a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York.  The Company controls the natural gas interests associated with approximately 780,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations.  Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 925 Bcf at September 30, 2012 to 1,239 Bcf at September 30, 2013.  The Company has spent significant amounts of capital in this region related to the development of such reserves. For the six months ended March 31, 2014, the Company’s Exploration and Production segment had capital expenditures of $238.8 million in the Appalachian region, of which $231.7 million was spent towards the development of the Marcellus Shale.  The amount spent towards the development of the Marcellus Shale represented approximately 59% of the Company’s capital expenditures for the six months ended March 31, 2014.

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

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2013 Form 10-K and Item 2 of the Company's December 31, 2013 Form 10-Q.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in those documents.

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At March 31, 2014, the ceiling exceeded the book value of the oil and gas properties by approximately $204.0 million.  The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2014, based on posted Midway Sunset prices, was $99.11 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2014, based on the quoted Henry Hub spot price for natural gas, was $3.99 per MMBtu.  (Note – Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended March 31, 2014.)  If natural gas average prices used in the ceiling test calculation at March 31, 2014 had been $1 per MMBtu lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $96.5 million, which would have resulted in an impairment charge.  If crude oil average prices used in the ceiling test calculation at March 31, 2014 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $164.9 million.  If both natural gas and crude oil average prices used in the ceiling test calculation at March 31, 2014 were lower by $1 per MMBtu and $5 per Bbl, respectively, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $135.5 million, which would have resulted in an impairment charge.  These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation.  For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2013 Form 10-K.

RESULTS OF OPERATIONS

Earnings

The Company’s earnings were $95.2 million for the quarter ended March 31, 2014 compared with earnings of $85.7 million for the quarter ended March 31, 2013.  The increase in earnings of $9.5 million is primarily a result of higher earnings in the Pipeline and Storage segment, Gathering segment, Utility segment, Corporate category and All Other category. Lower earnings in the Exploration and Production segment and the Energy Marketing segment partially offset these increases.

The Company’s earnings were $177.5 million for the six months ended March 31, 2014 compared to earnings of $153.7 million for the six months ended March 31, 2013.  The increase in earnings of $23.8 million is primarily a result of higher earnings in all of the Company’s segments as well as in the All Other and Corporate categories.

Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Utility	$35,545	$34,516	$1,029	$59,760	$57,394	$2,366
Pipeline and Storage	21,372	16,796	4,576	40,510	33,728	6,782
Exploration and Production	24,390	27,711	(3,321)	55,487	54,391	1,096
Energy Marketing	3,765	4,283	(518)	5,369	4,778	591
Gathering	7,324	3,093	4,231	13,471	5,035	8,436
Total Reportable Segments	92,396	86,399	5,997	174,597	155,326	19,271
All Other	278	(29)	307	954	(85)	1,039
Corporate	2,537	(650)	3,187	1,912	(1,577)	3,489
Total Consolidated	$95,211	$85,720	$9,491	$177,463	$153,664	$23,799

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Retail Sales Revenues:
Residential	$273,315	$208,701	$64,614	$435,390	$354,506	$80,884
Commercial	38,784	30,759	8,025	59,332	48,351	10,981
Industrial	2,017	2,454	(437)	2,880	4,227	(1,347)
	314,116	241,914	72,202	497,602	407,084	90,518
Transportation	61,252	49,460	11,792	101,608	86,713	14,895
Off-System Sales	9,190	16,300	(7,110)	17,111	25,020	(7,909)
Other	1,293	2,111	(818)	4,690	3,843	847
	$385,851	$309,785	$76,066	$621,011	$522,660	$98,351

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Retail Sales:
Residential	30,640	25,372	5,268	47,647	40,525	7,122
Commercial	4,759	3,871	888	7,119	5,838	1,281
Industrial	297	405	(108)	389	706	(317)
	35,696	29,648	6,048	55,155	47,069	8,086
Transportation	34,157	27,616	6,541	55,347	46,254	9,093
Off-System Sales	1,832	4,288	(2,456)	3,810	6,716	(2,906)
	71,685	61,552	10,133	114,312	100,039	14,273

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2014	2013	Normal(1)	Prior Year(1)
Buffalo	3,290	3,826	3,145	16.3%	21.7%
Erie	3,108	3,718	3,067	19.6%	21.2%
Six Months Ended March 31,
Buffalo	5,543	6,116	5,181	10.3%	18.0%
Erie	5,152	5,828	4,965	13.1%	17.4%

(1)	Percents compare actual 2014 degree days to normal degree days and actual 2014 degree days to actual 2013 degree days.

2014 Compared with 2013

Operating revenues for the Utility segment increased $76.1 million for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013.  This increase resulted from a $72.2 million increase in retail gas sales revenues and an $11.8 million increase in transportation revenue. The increase in retail gas sales revenues was primarily due to the impact of a 6.0 Bcf increase in retail throughput coupled with an increase in the price of gas sold quarter over quarter.  The increase in retail throughput was largely the result of colder weather compared to the prior period.  The increase in transportation revenues was primarily due to a 6.5 Bcf increase in transportation throughput, largely the result of colder weather compared to the prior period and the migration of customers from retail sales to transportation services. This was partially offset by lower off-system gas sales revenue of $7.1 million (due to lower volumes).  The decrease in off-system sales volumes was due to the Utility’s greater utilization of pipeline capacity in order to reliably meet the increased demand brought on by colder weather experienced during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.

Operating revenues for the Utility segment increased $98.4 million for the six months ended March 31, 2014 as compared with the six months ended March 31, 2013.  This increase resulted from a $90.5 million increase in retail gas sales revenues and a $14.9 million increase in transportation revenues.  The increase in retail gas sales revenues was primarily due to the impact of an 8.1 Bcf increase in retail throughput coupled with an increase in the price of gas sold period over period.  The increase in retail throughput was largely the result of colder weather compared to the prior period.  The increase in transportation revenues was primarily due to a 9.1 Bcf increase in transportation throughput, largely the result of colder weather compared to the prior period and the migration of customers from retail sales to transportation services.  This was partially offset by lower off-system gas sales revenue of $7.9 million (due to lower volumes).  The decrease in off-system sales volumes was due to the Utility’s greater utilization of pipeline capacity in order to reliably meet the increased demand brought on by colder weather experienced during the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.

The Utility segment’s earnings for the quarter ended March 31, 2014 were $35.5 million, an increase of $1.0 million when compared with earnings of $34.5 million for the quarter ended March 31, 2013.  The increase in earnings is largely attributable to colder weather in Pennsylvania ($4.5 million).   This was partially offset by the earnings impact of higher taxes of $1.3 million (due to a favorable tax settlement in 2013 that did not recur in 2014), higher operating expenses of $1.3 million, and the $0.9 million earnings impact of regulatory adjustments largely due to the accrual of the earnings sharing refund provision pursuant to the terms of a recent NYPSC settlement.  The increase in operating expenses was largely attributable to increased costs associated with defined benefit and defined contribution retirement plans as a result of a recent settlement with the NYPSC.

The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC).  The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction.  In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers.  For the quarter ended March 31, 2014, the WNC reduced earnings by approximately $2.5 million, as the weather was colder than normal.  For the quarter ended March 31, 2013, the WNC preserved earnings of approximately $1.1 million, as the weather was warmer than normal.

The Utility segment’s earnings for the six months ended March 31, 2014 were $59.8 million, an increase of $2.4 million when compared with earnings of $57.4 million for the six months ended March 31, 2013.  The increase in earnings is largely attributable to colder weather in Pennsylvania ($6.4 million). Lower interest expense of $0.8 million further increased earnings.  The decrease in interest expense was attributable to a decrease in the weighted average amount of debt outstanding due to the Utility segment’s share of the Company’s $250 million of notes that matured in March 2013.  These earnings increases were partially offset by the earnings impact of higher taxes of $1.6 million (due to a favorable tax settlement in 2013 that did not recur in 2014) and higher operating expenses of $3.7 million.  The increase in operating expenses was largely attributable to increased costs associated with defined benefit and defined contribution retirement plans as a result of a recent settlement with the NYPSC.

 For the six months ended March 31, 2014, the WNC reduced earnings by approximately $2.7 million, as the weather was colder than normal.  For the six months ended March 31, 2013, the WNC preserved earnings of approximately $1.7 million, as the weather was warmer than normal.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Firm Transportation	$56,291	$50,635	$5,656	$108,437	$97,232	$11,205
Interruptible Transportation	758	514	244	1,345	1,015	330
	57,049	51,149	5,900	109,782	98,247	11,535
Firm Storage Service	18,192	18,226	(34)	35,656	35,662	(6)
Interruptible Storage Service	2	—	2	3	—	3
Other	563	720	(157)	2,317	2,442	(125)
	$75,806	$70,095	$5,711	$147,758	$136,351	$11,407

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Firm Transportation	224,978	174,775	50,203	416,634	298,188	118,446
Interruptible Transportation	1,458	714	744	2,780	1,966	814
	226,436	175,489	50,947	419,414	300,154	119,260

2014 Compared with 2013

Operating revenues for the Pipeline and Storage segment increased $5.7 million for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013.  The increase was primarily due to an increase in transportation revenues of $5.9 million.  The increase in transportation revenues was largely due to additional non-expansion revenue as a result of new short-term contracts for both Empire and Supply Corporation and new contracts for transportation service from an Open Season Supply Corporation held near the end of fiscal 2013. Also contributing to the increase in transportation revenues was additional demand charges associated with the full ramp-up of a transportation contract for an anchor shipper on Empire's Tioga County Extension Project as well as additional commodity charges associated with that contract as a result of higher throughput flowing through a secondary receipt point.

Operating revenues for the Pipeline and Storage segment increased $11.4 million for the six months ended March 31, 2014 as compared with the six months ended March 31, 2013.  The increase was primarily due to an increase in transportation revenues of $11.5 million.  The increase in transportation revenues was largely due to demand and commodity charges on new contracts for transportation service on Supply Corporation’s Northern Access expansion project, which was placed fully in service in January 2013 and Supply Corporation’s Line N 2012 Expansion Project, which was placed fully in service in November 2012. In addition, the increase in transportation revenues was due to additional demand charges associated with the full-ramp up of a transportation contract for an anchor shipper on Empire's Tioga County Extension Project as well as additional commodity charges associated with that contract due to higher throughput flowing through a secondary receipt point. These projects provide pipeline capacity for Marcellus Shale production.    Also contributing to the increase in transportation revenues was additional non-expansion revenue as a result of new short-term contracts for both Empire and Supply Corporation and new contracts for transportation service from an Open Season Supply Corporation held near the end of fiscal 2013.

Transportation volume for the quarter ended March 31, 2014 increased by 50.9 Bcf from the prior year’s quarter. For the six months ended March 31, 2014, transportation volume increased by 119.3 Bcf from the prior year's six-month period.  The large increase in transportation volume for the quarter and six-month period primarily reflects the impact of the above mentioned expansion projects being placed in service and new contracts for transportation service.  This increase was enhanced by weather that was significantly colder than the prior year and colder than normal.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2014 were $21.4 million, an increase of $4.6 million when compared with earnings of $16.8 million for the quarter ended March 31, 2013.  The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $3.8 million, as discussed above, combined with a decrease in operating expenses ($1.0 million).  The decrease in operating expenses primarily reflects lower pension and other post-retirement benefit costs, offset partially by higher compressor station maintenance costs.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2014 were $40.5 million, an increase of $6.8 million when compared with earnings of $33.7 million for the six months ended March 31, 2013.  The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $7.5 million, as discussed above, combined with a decrease in operating expenses ($2.7 million).  The decrease in operating expenses primarily reflects lower pension and other post-retirement benefit costs offset partially by higher compressor station maintenance costs and pipeline integrity program expenses.  These earnings increases were partially offset by a decrease in the allowance for funds used during construction (equity component) of $1.4 million, higher income taxes ($0.8 million), an increase in depreciation expense ($0.5 million) and higher interest expense ($0.4 million).  The decrease in the allowance for funds used during construction is mainly due to Supply Corporation’s Line N 2012 Expansion Project and Supply Corporation’s Northern Access expansion project, which were under construction in the prior year and have since been placed in service. The increase in income taxes is a result of higher state taxes combined with a reduced benefit associated with the allowance for funds used during construction. The increase in depreciation expense is attributable to incremental depreciation expense related to the projects that were placed in service within the last year. The increase in interest expense is primarily the result of a decrease in allowance for funds used during construction (borrowed funds component).

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Gas (after Hedging)	$125,628	$100,161	$25,467	$247,245	$184,998	$62,247
Oil (after Hedging)	73,081	68,461	4,620	140,335	137,495	2,840
Gas Processing Plant	1,412	1,047	365	2,727	2,027	700
Other	(560)	(1,589)	1,029	2,300	(991)	3,291
	$199,561	$168,080	$31,481	$392,607	$323,529	$69,078

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Gas Production (MMcf)
Appalachia	31,490	23,983	7,507	63,543	43,479	20,064
West Coast	841	716	125	1,626	1,461	165
Total Production	32,331	24,699	7,632	65,169	44,940	20,229

Oil Production (Mbbl)
Appalachia	7	6	1	17	12	5
West Coast	748	685	63	1,453	1,393	60
Total Production	755	691	64	1,470	1,405	65

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$4.44	$3.29	$1.15	$3.86	$3.32	$0.54
West Coast (1)	$7.57	$6.38	$1.19	$6.77	$6.46	$0.31
Weighted Average	$4.52	$3.38	$1.14	$3.93	$3.42	$0.51
Weighted Average After Hedging	$3.89	$4.06	$(0.17)	$3.79	$4.12	$(0.33)

Average Oil Price/Bbl
Appalachia	$94.15	$95.20	$(1.05)	$95.21	$91.72	$3.49
West Coast	$99.98	$106.29	$(6.31)	$98.75	$103.14	$(4.39)
Weighted Average	$99.93	$106.19	$(6.26)	$98.71	$103.05	$(4.34)
Weighted Average After Hedging	$96.85	$99.08	$(2.23)	$95.47	$97.86	$(2.39)

(1)  Prices for all periods presented reflect revenues from gas produced on the West Coast, including natural gas liquids.  In previous quarters, natural gas liquids were reported as gas processing plant revenues as opposed to natural gas revenues.

2014 Compared with 2013

Operating revenues for the Exploration and Production segment increased $31.5 million for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013.  Gas production revenue after hedging increased $25.5 million due to an increase in production, which was partially offset by a $0.17 per Mcf decrease in the weighted average price of natural gas after hedging.  The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, mainly in Lycoming County, Pennsylvania.  In addition, crude oil production revenue after hedging increased $4.6 million due to an increase in production, which was partially offset by a $2.23 per barrel decrease in the weighted average price of crude oil after hedging. The increase in crude oil production was largely due to increased development in the East Coalinga, Sespe, and South Midway Sunset fields in California.

Operating revenues for the Exploration and Production segment increased $69.1 million for the six months ended March 31, 2014 as compared with the six months ended March 31, 2013.  Gas production revenue after hedging increased $62.2 million due to an increase in production, which was partially offset by a $0.33 per Mcf decrease in the weighted average price of natural gas after hedging.  The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, mainly in Lycoming County, Pennsylvania.  In addition, crude oil production revenue after hedging increased $2.8 million due to an increase in production, which was partially offset by a $2.39 per barrel decrease in the weighted average price of crude oil after hedging. The increase in crude oil production was largely due to increased development in the East Coalinga, Sespe and South Midway Sunset fields in California. Operating revenues were increased further by a $3.3 million increase in other revenue. This was largely due to the impact related to the receipt of $1.9 million in settlement proceeds related to former insurance policies, a $1.4 million royalty adjustment that reduced revenues during the six months ended March 31, 2013, and a $0.5 million revenue increase associated with mark-to-market adjustments related to hedging ineffectiveness associated with certain crude oil hedges.

The Exploration and Production segment's earnings for the quarter ended March 31, 2014 were $24.4 million, a decrease of $3.3 million when compared with earnings of $27.7 million for the quarter ended March 31, 2013.  Lower natural gas and crude oil prices, after hedging, decreased earnings by $3.6 million and $1.1 million, respectively. In addition, mark-to-market adjustments (as discussed above) reduced earnings by $0.9 million. A $2.4 million accrual for certain plugging and abandonment costs associated with offshore properties no longer owned by the Exploration and Production segment also reduced earnings during the quarter ended March 31, 2014. Earnings were further decreased by higher production costs ($7.9 million), higher depletion ($6.6 million), higher income taxes ($3.0 million), higher property and other taxes ($1.1 million), higher general, administrative and other operating expenses ($1.5 million), and higher interest expense ($0.5 million). The increase in production costs is largely attributable to higher transportation costs, which is due to an increase in Appalachian production.  The increase in depletion expense is primarily due to an increase in the depletable base (due to increased capital spending in the Appalachian region within the last few years) and higher production. During the quarter ended March 31, 2014, the New York fiscal year 2014-2015 Executive Budget legislation was signed into law, which included a reduction of the corporate tax rate. This resulted in a deferred tax benefit of approximately $2.8 million. As a result of increasing Appalachian production in Pennsylvania, the Company also remeasured its accumulated deferred state income taxes. This resulted in a deferred tax expense of $5.8 million. The increase in property and other taxes was largely attributable to an increase in ad valorem and property taxes (due to an acquisition of properties in the East Coalinga Field in Fresno County, California in the second quarter 2013 and an overall increase in property tax rates in Kern County, California). A loss on the sale of pipe and miscellaneous inventory, coupled with an increase in plugging and abandonment expenses were responsible for the increase in operating expenses. The increase in interest expense was attributable to an increase in the weighted average amount of debt due to the Exploration and Production segment’s share of the Company’s $500 million long-term debt issuance in February 2013. These earnings decreases were largely offset by higher natural gas and crude oil production, which increased earnings by $20.1 million and $4.1 million, respectively. The non-recurrence of a royalty adjustment (including interest expense associated with the adjustment) that was recorded in 2013 increased earnings by $1.2 million quarter over quarter.

The Exploration and Production segment's earnings for the six months ended March 31, 2014 were $55.5 million, an increase of $1.1 million when compared with earnings of $54.4 million for the six months ended March 31, 2013.  The increase in earnings was largely attributable to higher natural gas production ($54.1 million) and crude oil production ($4.1 million).  In addition, settlement proceeds related to former insurances policies, the impact related to the non-recurrence of a royalty adjustment (including interest expense) recorded in 2013, and the impact of mark-to-market adjustments related to hedging ineffectiveness contributed $1.3 million, $1.2 million, and $0.3 million, respectively. These earnings increases were largely offset by lower natural gas and crude oil prices, after hedging, which decreased earnings by $13.7 million and $2.3 million, respectively. In addition, a $3.3 million accrual for certain plugging and abandonment costs associated with offshore properties no longer owned by the Exploration and Production segment decreased earnings. Earnings were further decreased by higher production costs ($14.0 million), higher depletion ($19.0 million), higher income taxes ($3.9 million), higher property and other taxes ($1.7 million), and higher interest expense ($1.8 million). The increase in production costs is largely attributable to higher transportation costs, which is due to an increase in Appalachian production.  The increase in depletion expense is primarily due to an increase in the depletable base (due to increased capital spending in the Appalachian region within the last few years) and higher production. During the quarter ended March 31, 2014, the New York fiscal year 2014-2015 Executive Budget legislation was signed into law, which included a reduction of the corporate tax rate. This resulted in a deferred tax benefit of approximately $2.8 million. As a result of increasing Appalachian production in Pennsylvania, the Company also remeasured its accumulated deferred state income taxes. This resulted in a deferred tax expense of $5.8 million. In addition, there was an increase in state income taxes of $0.9 million. The increase in property and other taxes was largely attributable to an increase in ad valorem and property taxes (due to an acquisition of properties in the East Coalinga Field in Fresno County, California in the second quarter 2013 and an overall increase in property tax rates in Kern County, California). The increase in interest expense was attributable to an increase in the weighted average amount of debt due to the Exploration and Production segment’s share of the Company’s $500 million long-term debt issuance in February 2013.

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Natural Gas (after Hedging)	$124,441	$79,194	$45,247	$197,815	$123,765	$74,050
Other	3	3	—	43	23	20
	$124,444	$79,197	$45,247	$197,858	$123,788	$74,070

Energy Marketing Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Natural Gas – (MMcf)	20,910	17,393	3,517	36,918	27,758	9,160

2014 Compared with 2013

Operating revenues for the Energy Marketing segment increased $45.2 million for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013.  The increase reflects an increase in gas sales revenue due to a higher average price of natural gas period over period and an increase in volume sold as a result of colder weather. Operating revenues for the quarter ended March 31, 2014 include an $8.2 million accrual for unbilled revenue while operating revenues for the quarter ended March 31, 2013 do not include such an accrual.

Operating revenues for the Energy Marketing segment increased $74.1 million for the six months ended March 31, 2014 as compared with the six months ended March 31, 2013.  The increase reflects an increase in gas sales revenue due to a higher average price of natural gas period over period and an increase in volume sold as a result of colder weather. Operating revenues for the six months ended March 31, 2014 include a $33.7 million accrual for unbilled revenue while operating revenues for the six months ended March 31, 2013 do not include such an accrual.

The Energy Marketing segment’s earnings for the quarter ended March 31, 2014 were $3.8 million, a decrease of $0.5 million when compared with earnings of $4.3 million for the quarter ended March 31, 2013.  The decrease in earnings was largely attributable to lower margin of $0.5 million, which primarily reflects the impact associated with recording unbilled revenues and related gas costs at March 31, 2014. The Energy Marketing segment’s earnings for the six months ended March 31, 2014 were $5.4 million, an increase of $0.6 million when compared with earnings of $4.8 million for the six months ended March 31, 2013. The increase in earnings was largely attributable to higher margin of $0.6 million, which primarily reflects the impact associated with recording unbilled revenues and related gas costs at March 31, 2014. The Energy Marketing segment experienced a positive impact on margin from the increase in volume sold due to the colder weather during the quarter and six months ended March 31, 2014. However this was offset by a decline in the benefit the Energy Marketing segment realized from its contracts for storage capacity.

Energy Marketing segment revenues and related purchased gas costs in prior year periods were recorded when billed, resulting in a one month lag. Effective with the first quarter of 2014, the Energy Marketing segment began recording unbilled revenue and related gas costs. The impact of this change for the quarter ended March 31, 2014 was to increase operating revenues by $8.2 million and decrease margin by $0.4 million. The impact of this change for the six months ended March 31, 2014 was to increase operating revenues and margin by $33.7 million and $0.9 million, respectively.  Management has determined that the impact of not recording unbilled revenue and related gas costs was immaterial in all prior periods.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Gathering	$15,452	$7,998	$7,454	$29,802	$13,478	$16,324
Processing and Other Revenues	195	224	(29)	429	425	4
	$15,647	$8,222	$7,425	$30,231	$13,903	$16,328

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Gathered Volume - (MMcf)	30,955	21,918	9,037	61,608	38,729	22,879

2014 Compared with 2013

Operating revenues for the Gathering segment increased $7.4 million for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013 largely due to an increase in gathering revenues driven by a 9.0 Bcf increase in gathered volume combined with a higher gathering rate in Midstream Corporation's Trout Run Gathering System (Trout Run).  The volume increase was primarily due to a 9,106 MMcf increase in gathered volume on Trout Run.  There was a decrease in gathering volume on Midstream Corporation's Covington Gathering System (Covington), which was partially offset by increases in gathering revenue for Midstream Corporation’s Mt. Jewett Gathering System (Mt. Jewett), Midstream Corporation's Owls Nest Gathering System (Owls Nest) and Midstream Corporation’s Tionesta Gathering System (Tionesta). Trout Run, Covington, Mt. Jewett, Owls Nest and Tionesta provide gathering services for Seneca’s production. Mt. Jewett, Tionesta and Owls Nest were placed in service in September 2013, April 2013 and February 2014, respectively.

Operating revenues for the Gathering segment increased $16.3 million for the six months ended March 31, 2014 as compared with the six months ended March 31, 2013 largely due to an increase in gathering revenues driven by a 22.9 Bcf increase in gathered volume combined with a higher gathering rate on Midstream Corporation’s Trout Run Gathering System (Trout Run).  The volume increase was primarily due to a 22,307 MMcf increase in gathered volume on Trout Run.  There was a decrease in gathering volume on Midstream Corporation's Covington Gathering System (Covington), which was partially offset by increases in gathering revenue for Mt. Jewett, Owls Nest and Tionesta.

The Gathering segment’s earnings for the quarter ended March 31, 2014 were $7.3 million, an increase of $4.2 million when compared with earnings of $3.1 million for the quarter ended March 31, 2013.  The increase in earnings is due to the earnings impact of higher gathering and processing revenues ($4.8 million).  This was partially offset by higher income tax expense ($0.6 million).  The significant growth of Trout Run is primarily responsible for the revenue variation.  The increase in income tax expense was largely due to higher state taxes.

The Gathering segment’s earnings for the six months ended March 31, 2014 were $13.5 million, an increase of $8.5 million when compared with earnings of $5.0 million for the six months ended March 31, 2013.  The increase in earnings is due to the earnings impact of higher gathering and processing revenues ($10.6 million).  This was partially offset by higher income tax expense ($1.3 million), higher depreciation expense ($0.5 million) and higher operating expense ($0.5 million).  The significant growth of Trout Run is primarily responsible for the revenue, depreciation expense and operating expense variations.  The increase in income tax expense was largely due to higher state taxes.

Corporate and All Other

2014 Compared with 2013

Corporate and All Other operations recorded earnings of $2.8 million for the quarter ended March 31, 2014, an increase of $3.5 million when compared with a loss of $0.7 million for the quarter ended March 31, 2013. Earnings primarily increased as a result of a $3.6 million death benefit gain on life insurance proceeds that were recorded during the quarter ended March 31, 2014, which is recorded in Other Income on the Consolidated Statement of Income. In addition, lower property and other taxes of $0.3 million (due largely to a reduction in capital stock tax) and an increase in income from unconsolidated subsidiaries of $0.3 million (due largely to the sale of turbine assets held by Horizon Power’s investment in Energy Systems North East, LLC). Income from unconsolidated subsidiaries is recorded in Other Income on the Consolidated Statement of Income. These increases in earnings were partially offset by a $0.6 million increase in operating expenses (largely due to higher personnel costs).

For the six months ended March 31, 2014, Corporate and All Other operations had earnings of $2.9 million, an increase of $4.6 million when compared with a loss of $1.7 million for the six months ended March 31, 2013. Earnings increased primarily as a result of a $3.6 million death benefit gain on life insurance proceeds that were recorded during the quarter ended March 31, 2014, which is recorded in Other Income, as mentioned above. In addition, earnings were increased by the impact of a decrease in depletion expense of $0.3 million (in Seneca’s land and timber division), a decrease in property and other taxes of $0.4 million (due to a reduction in capital stock tax), an increase in income from unconsolidated subsidiaries of $0.3 million (due to the sale of turbine assets, as mentioned above), a $0.4 million increase in other revenues (largely due to the receipt of settlement proceeds on former insurance policies) and a $0.3 million increase in revenues (due to gains on the sale of certain timber stumpage tracts by Seneca’s land and timber division in November 2013). These earnings increases were partially offset by a $1.0 million increase in operating expenses (due to higher personnel costs).

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt was relatively flat for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013.  For the six months ended March 31, 2014, interest on long-term debt increased $1.4 million as compared with the six months ended March 31, 2013. This increase is due to a higher average amount of long-term debt outstanding partially offset by a decrease in the weighted average interest rate on such debt.  The Company issued $500 million of 3.75% notes in February 2013 and repaid $250 million of 5.25% notes that matured in March 2013.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary source of cash during the six-month period ended March 31, 2014 consisted of cash provided by operating activities.  The Company’s primary sources of cash during the six-month period ended March 31, 2013 consisted of proceeds from the issuance of long-term debt and cash provided by operating activities. These sources of cash were supplemented by net proceeds from the issuance of common stock for both the six months ended March 31, 2014 and March 31, 2013, including the issuance of original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.  For the six months ended March 31, 2014, net proceeds from the issuance of common stock also includes the issuance of original issue shares for the Company’s 401(k) plans.  During the six months ended March 31, 2013, the common stock used to fulfill the requirements of the Company’s 401(k) plans was obtained via open market purchases.

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

Net cash provided by operating activities totaled $503.2 million for the six months ended March 31, 2014, an increase of $136.3 million compared with $366.9 million provided by operating activities for the six months ended March 31, 2013.  The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production segment, Pipeline and Storage segment, and Corporate category. The increase in the Exploration and Production segment is primarily due to higher cash receipts from natural gas production in the Appalachian region. The increase in the Pipeline and Storage segment is primarily due to higher cash receipts from transportation revenues. Lastly, the increase in the Corporate category is primarily due to the receipt of life insurance proceeds.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $395.6 million during the six months ended March 31, 2014 and $349.3 million for the six months ended March 31, 2013. These amounts include accounts payable and accrued liabilities related to capital expenditures and will differ from capital expenditures shown on the Consolidated Statement of Cash Flows.  They are included in subsequent Consolidated Statement of Cash Flows when they are paid.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2014		2013		Increase(Decrease)
(Millions)
Utility:
Capital Expenditures	$41.6	(1)	$28.5	(2)	$13.1
Pipeline and Storage:
Capital Expenditures	29.1	(1)	37.4	(2)	(8.3)
Exploration and Production:
Capital Expenditures	276.3	(1)	260.5	(2)	15.8
Gathering:
Capital Expenditures	48.3	(1)	22.5	(2)	25.8
All Other:
Capital Expenditures	0.3	(1)	0.4	(2)	(0.1)
	$395.6		$349.3		$46.3

(1)
At March 31, 2014, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $90.3 million, $5.1 million, $8.7 million and $5.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.  At September 30, 2013, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $58.5 million, $5.6 million, $6.7 million and $10.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

(2)
At March 31, 2013, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $66.2 million, $7.8 million, $2.4 million and $0.7 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.  At September 30, 2012, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $38.9 million, $12.7 million, $12.7 million and $3.2 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

Utility

The majority of the Utility capital expenditures for the six months ended March 31, 2014 and March 31, 2013 were made for replacement of mains and main extensions, as well as for the replacement of service lines.  The capital expenditures for the six months ended March 31, 2014 also include $9.8 million related to the planned replacement of the Utility segment’s legacy mainframe systems.

Pipeline and Storage

The Pipeline and Storage capital expenditures for the six months ended March 31, 2014 were mainly related to additions, improvements and replacements to this segment’s transmission and gas storage systems and also include $9.0 million spent on the Mercer Expansion Project.  The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2013 were related to the construction of Supply Corporation’s Northern Access expansion project ($19.0 million) and Supply Corporation’s Line N 2012 Expansion Project ($4.0 million).  The Pipeline and Storage capital expenditures for the six months ended March 31, 2013 also include additions, improvements, and replacements to this segment’s transmission and gas storage systems.

In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated

Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet.  As of March 31, 2014, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.8 million.

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

In 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to a new interconnection with Tennessee Gas Pipeline (“TGP”) at Mercer, Pennsylvania, a pooling point recently established at Tennessee’s Station 219 (“Mercer Expansion Project”).  Supply Corporation has executed a precedent agreement with Range Resources for 105,000 Dth per day, all of the project capacity, for service expected to begin November 2014. The cost estimate is $33.6 million, of which $29.6 million is for expansion and $4.0 million is for system modernization.  Supply Corporation has received authorization to construct the required approximately 3,550 horsepower of compression at Mercer, and replace 2.08 miles of 24” pipeline, all under its FERC blanket certificate authorization. Construction began in February of 2014.  As of March 31, 2014, approximately $9.7 million has been spent on the Mercer Expansion Project, all of which has been capitalized as Construction Work in Progress.

On January 18, 2013, Supply Corporation concluded an Open Season to further increase its capacity to move gas north and south on its Line N system to Texas Eastern Transmission, LP (“TETCO”) at Holbrook and TGP at Mercer (“Westside Expansion and Modernization Project”).  Supply Corporation executed two precedent agreements for all 175,000 Dth per day of project capacity, for service expected to begin in 2015.  The Westside Expansion and Modernization Project facilities are expected to include the replacement of approximately 23.3 miles of 20” pipe with 24” pipe and the addition of approximately 3,550 horsepower of compression at Mercer.  The preliminary cost estimate is $76.2 million, of which $39.6 million is related to expansion and the remainder is for replacement.  Supply Corporation filed the FERC 7(c) application in early February 2014. Approximately $1.1 million has been spent to study the Westside Expansion and Modernization Project through March 31, 2014.  The Company has determined it is highly probable that the project will be built.  Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

Supply Corporation and TGP have jointly developed a project that will combine expansions on both pipeline systems, providing a seamless transportation path from TGP’s 300 Line in the Marcellus fairway to the TransCanada Pipeline delivery point at Niagara.  Supply Corporation has offered 140,000 Dth per day of capacity on its system to TGP under a lease, from its Ellisburg Station for redelivery to TGP in East Eden, New York (“Northern Access 2015”).  The project will provide Seneca Resources, TGP’s anchor shipper, with an outlet to premium Dawn indexed markets in Canada, for their Clermont Area Marcellus production.  The Northern Access 2015 project involves the construction of a new 15,400 horsepower compressor station in Hinsdale, New York and a 7,700 horsepower addition to its compressor station in Concord, New York, for service expected to commence in late 2015.  Supply Corporation and TGP have executed a precedent agreement incorporating the lease agreement, and both companies filed their respective FERC 7(c) applications in early March 2014.  The preliminary cost estimate for the Northern Access 2015 project is $66 million.  Approximately $0.5 million has been spent to study the Northern Access 2015 project through March 31, 2014. The Company has determined it is highly probable that the project will be built. Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

Supply Corporation and Empire have been working with Seneca Resources to develop a project which could move significant prospective Marcellus production from its Western Development Area at Clermont to an interconnection on Empire with TransCanada Pipeline at Chippawa (“Northern Access 2016”). Similar to the Northern Access 2015 project, this project would provide an outlet to premium Dawn indexed markets in Canada in late 2016. The Northern Access 2016 project involves the construction of approximately 104 miles of 24” pipeline and 18,000 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is $410 million.  As of March 31, 2014, approximately $0.2 million has been spent to study the Northern Access 2016 project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2014.

On August 12, 2013, Empire concluded an Open Season, offering for the first time no-notice transportation and storage service to new and existing shippers on the Empire pipeline system.  Rochester Gas & Electric (“RG&E”), Empire’s largest LDC connected market, has executed a precedent agreement to convert all 172,500 Dth per day of its standard firm transportation services to no-notice service, including 3.3 Bcf of no-notice storage service.  The new services will provide RG&E with a superior flexible delivery service with daily and seasonal load balancing capabilities and greater access to Marcellus supplies.  In addition, Empire has executed a precedent agreement with New York State Electric and Gas for 14,816 Dth per day of transportation capacity and is negotiating an agreement for the remaining 34,500 Dth per day of project capacity. The project would require Empire to construct a 17.2 mile, 12” pipeline and interconnection between Empire’s pipeline system and Supply Corporation’s system at Tuscarora, New York. It would also require Empire to modify its Oakfield compressor station and require Supply Corporation to construct approximately 1,380 horsepower of compression at its Tuscarora compressor station (“Tuscarora Lateral Project”).  Supply Corporation concluded an Open Season and has awarded to Empire the necessary storage services under a lease agreement.  Empire and Supply Corporation began the FERC pre-filing process on April 12, 2013, and both companies filed their FERC 7(c) applications in March 2014.  The preliminary cost estimate for the Tuscarora Lateral Project is $45.2 million.  Approximately $1.2 million has been spent to study the Tuscarora Lateral Project through March 31, 2014.  The Company has determined it is highly probable that the project will be built.  Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

Empire is developing an expansion of its system that would allow for the transportation of approximately 250,000 Dth per day of additional Marcellus supplies from Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line (“Central Tioga County Extension”).  The connection to Supply Corporation afforded by the Tuscarora Lateral Project could allow those Marcellus supplies to be sourced on other parts of the Supply Corporation system in addition to Tioga County.  Such a configuration would likely involve facility investments on the Supply Corporation system as well.  The preliminary cost estimate for the Central Tioga County Extension is $150 million.  As of March 31, 2014, approximately $0.2 million has been spent to study the Central Tioga County Extension project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2014.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2014 were primarily well drilling and completion expenditures and included approximately $238.8 million for the Appalachian region (including $231.7 million in the Marcellus Shale area) and $37.5 million for the West Coast region.  These amounts included approximately $104.0 million spent to develop proved undeveloped reserves.

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

Gathering

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2014 were for the construction of Midstream Corporation’s Clermont Gathering System and to build compressor stations on Midstream Corporation’s Trout Run Gathering System, as discussed below.  The majority of the Gathering segment capital expenditures for the six months ended March 31, 2013 were for the expansion of Midstream Corporation’s Trout Run Gathering System.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 40 miles of backbone and in-field gathering pipelines, and two compressor stations under construction.  As of March 31, 2014, the Company has spent approximately $143.8 million in costs related to this project, including approximately $15.8 million spent during the six months ended March 31, 2014, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2014.

NFG Midstream Covington, LLC, a wholly owned subsidiary of Midstream Corporation, has been expanding its gathering system in Tioga County, Pennsylvania.  As of March 31, 2014, the Company has spent approximately $31.2 million in costs related to the Covington Gathering System.  All costs associated with this gathering system are included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2014.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, plans to build an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The preliminary cost estimate for the initial buildout is anticipated to be in the range of $150 million to $250 million.  As of March 31, 2014, approximately $28.8 million has been spent on the Clermont Gathering System, including approximately $25.4 million spent during the six months ended March 31, 2014, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2014.

Midstream Corporation has built and currently operates, or is planning the construction of, other gathering systems.  As of March 31, 2014, the Company has spent approximately $9.3 million in costs related to these projects, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2014.

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

Financing Cash Flow

Consolidated short-term debt did not change when comparing the balance sheet at March 31, 2014 to the balance sheet at September 30, 2013.  The maximum amount of short-term debt outstanding during the six months ended March 31, 2014 was $46.7 million.  While the Company did not have any outstanding commercial paper and short-term notes payable to banks at March 31, 2014, the Company continues to consider short-term debt  an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.

As for bank loans, the Company maintains a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under these lines of credit are made at competitive market rates. These credit lines, which totaled $335.0 million at March 31, 2014, are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed at amounts near current levels, or substantially replaced by similar lines.

The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At March 31, 2014, the commercial paper program was backed by a syndicated committed credit facility totaling $750.0 million, which commitment extends through January 6, 2017. Under the committed credit facility, the Company agreed that its debt to capitalization ratio would not exceed .65 at the last day of any fiscal quarter through January 6, 2017. At March 31, 2014, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would have permitted an additional $2.62 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.

If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.

Under the Company’s existing indenture covenants, at March 31, 2014, the Company would have been permitted to issue up to a maximum of $1.76 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 6.0%) of the Company’s long-term debt (as of March 31, 2014) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s $750.0 million committed credit facility also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2014, the Company did not have any debt outstanding under the committed credit facility.

The Company’s embedded cost of long-term debt was 5.58% at both March 31, 2014 and March 31, 2013.

None of the Company’s long-term debt at March 31, 2014 will mature within the following twelve-month period.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $47.9 million. These leases have been entered into for the use of compressors, drilling rigs, buildings, meters and other items and are accounted for as operating leases.

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

During the six months ended March 31, 2014, the Company contributed $30.0 million to its Retirement Plan and $2.0 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2014, the Company expects its contributions to the Retirement Plan to be in the range of zero to $5.0 million.  Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in 2014 in order to be in compliance with the Pension Protection Act of 2006 (as impacted by the Moving Ahead for Progress in the 21st Century Act).  In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for

Progress in the 21st Century Act (the Act), was passed by Congress and signed by the President.  The Act included pension funding stabilization provisions.  The Company is continually evaluating its future contributions in light of the provisions of the Act.  In the remainder of 2014, the Company expects its contributions to its VEBA trusts and 401(h) accounts to be in the range of zero to $10.0 million.

In January 2014, Seneca entered into a precedent agreement with Transcontinental Pipe Line Company, LLC (Transcontinental) whereby Transcontinental will provide 189,405 Dth per day of firm natural gas transportation service to Seneca on Transcontinental’s proposed Atlantic Sunrise Project. The proposed Atlantic Sunrise Project involves the construction of approximately 120 miles of new natural gas pipeline extending from Transcontinental’s Leidy Line in Columbia County, Pennsylvania to an interconnection with Transcontinental’s mainline in Lancaster County, Pennsylvania. The targeted in-service date for the proposed pipeline facilities is September 2017.
Market Risk Sensitive Instruments

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets.  Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives have or will become effective as federal agencies (including the CFTC, various banking regulators and the SEC) adopt rules to implement the law.  Among other things, the Dodd-Frank Act (1) regulates certain participants in the swaps markets, including new entities defined as “swap dealers” and “major swap participants,” (2) requires clearing and exchange-trading of certain swaps that the CFTC determines must be cleared, (3) requires reporting and recordkeeping of swaps, and (4) enhances the CFTC’s enforcement authority, including the authority to establish position limits on derivatives and increases penalties for violations of the Commodity Exchange Act.  For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk.  Nevertheless, other rules that are being developed could have a significant impact on the Company.  For example, banking regulators have proposed a rule that would require swap dealers and major swap participants subject to their jurisdiction to collect initial and variation margin from counterparties that are non-financial end users, though such swap dealers and major swap participants would have the discretion to set thresholds for posting margin (unsecured credit limits).  Regardless of the levels of margin that might be required, concern remains that swap dealers and major swap participants will pass along their increased costs through higher transaction costs and prices, and reductions in thresholds for posting margin.  In addition, while the Company expects to be exempt from the Dodd-Frank Act’s requirement that certain swaps be cleared and traded on exchanges or swap execution facilities, the cost of entering into a non-exchange cleared swap that is available as an exchange cleared swap may be greater.  The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, documentation, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.  The Company continues to monitor these developments but cannot predict the impact the Dodd-Frank Act may ultimately have on its operations.

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

The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net liabilities (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities.  The Level 3 derivative net liabilities amount to $1.4 million at March 31, 2014 and represent 0.8% of the Total Net Assets shown in Part I, Item 1 at Note 2 – Fair Value Measurements at March 31, 2014.

The decrease in the net fair value liability of the Level 3 positions from October 1, 2013 to March 31, 2014, as shown in Part I, Item 1 at Note 2, was attributable to a decrease in the commodity price of crude oil (at the aforementioned sales location) relative to the swap price during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at March 31, 2014.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At

March 31, 2014, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.

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

Subsequently, on April 19, 2013, the NYPSC issued an order directing Distribution Corporation to either agree to make its rates and charges temporary subject to refund effective June 1, 2013, or show cause why its gas rates and charges should not be set on a temporary basis subject to refund (“Order”).  The Order recognized Distribution Corporation’s Plan and, while acknowledging the Company’s cost-cutting and efficiency achievements, determined nonetheless that the Plan did not propose to adjust “existing rates . . . enough to compensate for the imbalance between ratepayer and shareholder interests that has developed since . . . 2007 . . .”  Pursuant to the Order, the NYPSC commenced a “temporary rate” proceeding and, following hearings, on June 14, 2013, the NYPSC issued an order (“Temporary Rates Order”) making Distribution Corporation’s rates and charges temporary and subject to refund pending the determination of permanent gas rates through further rate proceedings.  Discussions for settlement of Distribution Corporation’s rates and charges were commenced while the formal case to establish permanent rates proceeded along a parallel path.

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

On December 6, 2013, Distribution Corporation filed an agreement, executed by five of the six active parties in the rate proceeding, for settlement of the temporary rate proceeding and all issues relating to rates.  The settlement agreement proposes to fix customer rates at existing levels for a minimum two-year term retroactive to October 1, 2013.  Although customer rates are fixed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement also proposes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  The Consolidated Balance Sheets at March 31, 2014 and September 30, 2013 reflect a $7.5 million ($4.9 million after-tax) refund provision related to the settlement agreement.

Signatory parties also filed statements with the NYPSC requesting approval of the settlement agreement without modification.  One special-interest consumer advocate is opposing the settlement agreement.  Following further proceedings, the NYPSC approved the settlement agreement at a regular session held in May 2014.

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

     At March 31, 2014, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $14.1 million.  The Company expects to recover such environmental clean-up costs through rate recovery.

The Company's estimated liability for clean-up costs discussed above includes a $13.0 million estimated liability to remediate a former manufactured gas plant site located in New York.  In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site.  In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation.  As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site.  In April 2013, the NYDEC approved the Company’s proposed amendment.  Final remedial design work for the site has begun.

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

3.
Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;

4.
Governmental/regulatory actions, initiatives and proceedings, including those involving rate cases (which address, among other things, target rates of return, rate design and retained natural gas), environmental/safety requirements, affiliate relationships, industry structure, and franchise renewal;

5.	Changes in the price of natural gas or oil;

6.
Changes in price differentials between similar quantities of natural gas or oil sold at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;

7.	Other changes in price differentials between similar quantities of natural gas or oil having different quality, heating value, hydrocarbon mix or delivery date;

8.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

9.	Uncertainty of oil and gas reserve estimates;

10.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

11.	Changes in demographic patterns and weather conditions;

12.	Changes in the availability, price or accounting treatment of derivative financial instruments;

13.
Delays or changes in costs or plans with respect to Company projects or related projects of other companies, including difficulties or delays in obtaining necessary governmental approvals, permits or orders or in obtaining the cooperation of interconnecting facility operators;

14.
Financial and economic conditions, including the availability of credit, and occurrences affecting the Company’s ability to obtain financing on acceptable terms for working capital, capital expenditures and other investments, including any downgrades in the Company’s credit ratings and changes in interest rates and other capital market conditions;

15.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

16.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

17.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities, acts of war, cyber attacks or pest infestation;

18.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses;

19.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2014, the Company issued a total of 3,630 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors of the Company, including 440 shares each to Robert T. Brady and Rolland E. Kidder, whose service as directors concluded on March 13, 2014 in accordance with the provisions of the Company's Corporate Governance Guidelines with respect to director age, and 550 shares to each of the other five non-employee directors.  On March 13, 2014, the Company issued 116 unregistered shares of Company common stock to each of Ronald W. Jibson and Jeffrey W. Shaw, who joined the Board that day as non-employee directors. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2014.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2014	422	$72.95	—	6,971,019
Feb. 1 - 28, 2014	40,526	$74.95	—	6,971,019
Mar. 1 - 31, 2014	25,509	$72.23	—	6,971,019
Total	66,457	$73.89	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes.  During the quarter ended March 31, 2014, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
•	Director Services Agreement between National Fuel Gas Company and David F. Smith (Exhibit 10.1, Form 8-K dated March 18, 2014).

•	Form of Indemnification Agreement between National Fuel Gas Company and each Director (Exhibit 10.1, Form 8-K dated September 18, 2006).

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2014 and the Fiscal Years Ended September 30, 2010 through 2013.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2014 and 2013.

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheets at March 31, 2014 and September 30, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 9, 2014