Form 10-K
period 2014-09-30
NATIONAL FUEL GAS CO
filed 2014-11-21
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $5,688,675,000 as of March 31, 2014.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2014: 84,190,266 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2014, are incorporated by reference into Part III of this report.

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

For the Fiscal Year Ended September 30, 2014

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
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business model centered in western New York and Pennsylvania, an area critical to the production and transportation of natural gas from the Marcellus Shale basin. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Marcellus Shale to markets in Canada and the eastern United States. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments: Exploration and Production, Pipeline and Storage, Gathering, Utility, and Energy Marketing.
1. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and production of, natural gas and oil reserves in California, in the Appalachian region of the United States, and in Kansas. At September 30, 2014, Seneca had U.S. proved developed and undeveloped reserves of 38,477 Mbbl of oil and 1,682,884 MMcf of natural gas.
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
3. The Gathering segment operations are carried out by wholly-owned subsidiaries of National Fuel Gas Midstream Corporation (Midstream Corporation), a Pennsylvania corporation. Through these subsidiaries, Midstream Corporation builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region.
4. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas or provides natural gas transportation services to approximately 737,800 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.
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
The following business is not included in any of the five reported business segments:

•
Seneca’s Northeast Division, which markets timber from Appalachian land holdings. At September 30, 2014, the Company owned approximately 93,000 acres of timber property and managed approximately 3,000 additional acres of timber cutting rights.

No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2014.
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
The Exploration and Production Segment
The Exploration and Production segment contributed approximately 40.6% of the Company’s 2014 net income available for common stock.
Additional discussion of the Exploration and Production segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed approximately 25.9% of the Company’s 2014 net income available for common stock.
Supply Corporation’s firm transportation capacity is subject to change as the market identifies different transportation paths and receipt/delivery point combinations. Supply Corporation currently has firm transportation service agreements for approximately 2,674 MDth per day (contracted transportation capacity). The Utility segment accounts for approximately 1,035 MDth per day or 39% of contracted transportation capacity, and the Energy Marketing and Exploration and Production segments represent another 174 MDth per day or 7%. The remaining 1,465 MDth or 54% is subject to firm contracts with nonaffiliated customers. Contracted transportation capacity with both affiliated and unaffiliated shippers is expected to increase 4% in 2015.

Supply Corporation has service agreements for essentially all of its firm storage capacity, totaling 67,967 MDth. The Utility segment has contracted for 28,491 MDth or 42% of the total firm storage capacity, and the Energy Marketing segment accounts for another 3,097 MDth or 5%. Nonaffiliated customers have contracted for the remaining 36,379 MDth or 53%. Supply Corporation expects 2% of its contracted firm storage capacity to expire or terminate and be available for remarketing in 2015.
At the end of 2014, Empire had service agreements in place for firm transportation capacity totaling up to approximately 952 MDth per day, with 98% of that capacity contracted as long-term, full-year deals. The Utility segment accounted for 4% of Empire’s firm contracted capacity, with the remaining 96% subject to contracts with nonaffiliated customers. None of the long-term contracts will expire or terminate in 2015.
The majority of Supply Corporation’s transportation and storage contracts, and the majority of Empire’s transportation contracts, allow either party to terminate the contract upon six or twelve months’ notice effective at the end of the primary term, and include “evergreen” language that allows for annual term extension(s).
Additional discussion of the Pipeline and Storage segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Pipeline and Storage Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Gathering Segment
The Gathering segment contributed approximately 10.9% of the Company’s 2014 net income available for common stock.
Additional discussion of the Gathering segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed approximately 21.4% of the Company’s 2014 net income available for common stock.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Energy Marketing Segment
The Energy Marketing segment contributed approximately 2.2% of the Company’s 2014 net income available for common stock.
Additional discussion of the Energy Marketing segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Energy Marketing Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss in 2014. The impact of this net loss in relation to the Company’s 2014 net income available for common stock was negative 1.0%.
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

Supply Corporation transports and stores gas owned by its customers, whose gas originates in the southwestern, mid-continent and Appalachian regions of the United States as well as in Canada. Empire transports gas owned by its customers, whose gas originates in the Appalachian region of the United States as well as in Canada. Additional discussion of proposed pipeline projects appears below under “Competition: The Pipeline and Storage Segment” and in Item 7, MD&A.
The Gathering Segment gathers, processes and transports gas that is produced by Seneca in the Appalachian region of the United States. Additional discussion of proposed gathering projects appears below in Item 7, MD&A.
Natural gas is the principal raw material for the Utility segment. In 2014, the Utility segment purchased 71.0 Bcf of gas for delivery to its customers. Gas purchased from producers and suppliers in the United States under firm contracts (seasonal and longer) accounted for 52% of these purchases. Purchases of gas on the spot market (contracts for one month or less) accounted for 48% of the Utility segment’s 2014 purchases. Purchases from South Jersey Resources Group, LLC (20%), Tenaska Marketing Ventures (13%), Statoil Natural Gas, LLC (9%) and DTE Energy Trading, Inc. (8%) accounted for 50% of the Utility’s 2014 gas purchases. No other producer or supplier provided the Utility segment with more than 10% of its gas requirements in 2014.
The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2014, this segment purchased 53.4 Bcf of gas, including 52.7 Bcf for delivery to its customers. The remaining 0.7 Bcf largely represents gas used in operations. The gas purchased by the Energy Marketing segment originates primarily in either the Appalachian or mid-continent regions of the United States.
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
Competition: The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position, as described below. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus Shale production area in Pennsylvania. Its facilities are also located adjacent to Canada and the northeastern United States and provide part of the traditional link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and other continental regions of the United States. While costlier natural gas pricing at Niagara has decreased the importation and transportation of gas from that receipt point, new productive areas in the Appalachian region related to the development of the Marcellus Shale formation have increased transportation services from that region. Supply Corporation has developed its Northern Access and Line N pipeline expansion projects to receive natural gas produced from the Marcellus Shale and transport it to key markets of Canada and the northeastern United States. For further discussion of these projects, refer to Item 7, MD&A under the headings “Investing Cash Flow” and “Rate and Regulatory Matters.”
Empire competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of Appalachian-sourced gas as well as gas received at the Niagara River at Chippawa. Empire’s location provides it the opportunity to compete for an increased share of the gas transportation markets. As noted above, the Empire Connector project expanded Empire’s natural gas pipeline and enables Empire to serve new markets in New York and elsewhere in the Northeast. In November 2011, Empire also completed its Tioga County Extension project, which stretches approximately 16 miles south from its existing interconnection with Millennium Pipeline at Corning, New York, into Tioga County, Pennsylvania. Like Supply Corporation’s Northern Access project, Empire’s Tioga County Extension project facilitates transportation of Marcellus Shale gas to key markets of Canada and the northeastern United States.
Competition: The Gathering Segment
The Gathering segment provides gathering services for Seneca’s production and competes with other companies that gather and process natural gas in the Appalachian region.
Competition: The Utility Segment
With respect to gas commodity service, in New York and Pennsylvania, both of which have implemented “unbundling” policies that allow customers to choose their gas commodity supplier, Distribution Corporation has retained a substantial majority of small sales customers. In New York, approximately 23%, and in Pennsylvania, approximately 16%, of Distribution Corporation’s small-volume residential and commercial customers purchase their supplies from unregulated marketers. In contrast, almost all large-volume load is served by unregulated retail marketers. However, retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation, because in both jurisdictions, utility cost of service is recovered through rates and charges for gas delivery service, not gas commodity service. Over the longer run, it is possible that rate design changes resulting from further customer migration to marketer service could expose utility companies such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.
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
Miscellaneous
The Company and its wholly owned or majority-owned subsidiaries had a total of 2,010 full-time employees at September 30, 2014.
The Company has agreements in place with collective bargaining units in New York and Pennsylvania. Agreements covering employees in collective bargaining units in New York are scheduled to expire in February 2017. Agreements covering employees in collective bargaining units in Pennsylvania are scheduled to expire in April 2018 and May 2018.
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

Executive Officers of the Company as of November 15, 2014(1)

Name and Age (as of November 15, 2014)	Current Company Positions and Other Material Business Experience During Past Five Years
Ronald J. Tanski (62)
Chief Executive Officer of the Company since April 2013 and President of the Company since July 2010. Mr. Tanski previously served as Chief Operating Officer of the Company from July 2010 through March 2013; Treasurer and Principal Financial Officer of the Company from April 2004 through June 2010; and President of Supply Corporation from July 2008 through June 2010.

Matthew D. Cabell (56)	Senior Vice President of the Company since July 2010 and President of Seneca since December 2006.
Anna Marie Cellino (61)	President of Distribution Corporation since July 2008.
John R. Pustulka (62)	President of Supply Corporation since July 2010. Mr. Pustulka previously served as Senior Vice President of Supply Corporation from July 2001 through June 2010.
David P. Bauer (45)
Treasurer and Principal Financial Officer of the Company since July 2010; Treasurer of Midstream Corporation since April 2013; Treasurer of Supply Corporation since June 2007; Treasurer of Empire since June 2007; and Assistant Treasurer of Distribution Corporation since April 2004.

Karen M. Camiolo (55)
Controller and Principal Accounting Officer of the Company since April 2004; Controller of Midstream Corporation since April 2013; and Controller of Distribution Corporation and Supply Corporation since April 2004.

Carl M. Carlotti (59)	Senior Vice President of Distribution Corporation since January 2008.
Paula M. Ciprich (54)	Secretary of the Company since July 2008; General Counsel of the Company since January 2005; Secretary of Distribution Corporation since July 2008.
Donna L. DeCarolis (55)	Vice President Business Development of the Company since October 2007.
James D. Ramsdell (59)	Senior Vice President and Chief Safety Officer of the Company since May 2011. Mr. Ramsdell previously served as Senior Vice President of Distribution Corporation from July 2001 to May 2011.

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
The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutents, contaminants, hazardous substances and greenhouse gases into the environment, the reporting of such matters, and the general protection of public health, natural resources, wildlife and the environment. For example, currently applicable environmental laws and regulations restrict the types, quantities and concentrations of materials that can be released into the environment in connection with regulated activities, limit or prohibit activities in certain protected areas, and may require the Company to investigate and/or remediate contamination at certain current and former properties regardless of whether such contamination resulted from the Company’s actions or whether such actions were in compliance with applicable laws and regulations at the time they were taken. Moreover, spills or releases of regulated substances or the discovery of currently unknown contamination could expose the Company to material losses, expenditures and environmental, health and safety liabilities. Such liabilities could include penalties, sanctions or claims for damages to persons, property or natural resources brought on behalf of the government or private litigants that could cause the Company to incur substantial costs or uninsured losses.
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
The Company could be adversely affected by the disallowance of purchased gas costs incurred by the Utility segment.
Tariff rate schedules in each of the Utility segment’s service territories contain purchased gas adjustment clauses which permit Distribution Corporation to file with state regulators for rate adjustments to recover increases in the cost of purchased gas. Assuming those rate adjustments are granted, increases in the cost of purchased gas have no direct impact on profit margins. Distribution Corporation is required to file an accounting reconciliation with the regulators in each of the Utility segment’s service territories regarding the costs of purchased gas. There is a risk of disallowance of full recovery of these costs if regulators determine that Distribution Corporation was imprudent in making its gas purchases. Any material disallowance of purchased gas costs could have a material adverse effect on cash flow and earnings.
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
The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets. Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives have or will become effective as federal agencies (including the CFTC, various banking regulators and the SEC) adopt rules to implement the law. Among other things, the Dodd-Frank Act (1) regulates certain participants in the swaps markets, including new entities defined as “swap dealers” and “major swap participants,” (2) requires clearing and exchange-trading of certain swaps that the CFTC determines must be cleared, (3) requires reporting and recordkeeping of swaps, and (4) enhances the CFTC’s enforcement authority, including the authority to establish position limits on derivatives and increases penalties for violations of the Commodity Exchange Act. For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk. Nevertheless, other rules that are being developed could have a significant impact on the Company. For example, the CFTC has imposed numerous registration, swaps documentation, business conduct, reporting, and recordkeeping requirements on swap dealers and major swap participants, which frequently are counterparties to the Company’s derivative hedging transactions. Similarly, the CFTC and various banking regulators have proposed rules that would require swap dealers and major swap participants subject to their jurisdiction to comply with certain obligations relating to capitalization and the collection of initial and variation margin from certain counterparties, although the recent proposals do not mandate the collection of margin from counterparties that qualify as non-financial end users, such as the Company. Regardless of the final capital and margin rules, concern remains that swap dealers and major swap participants will pass along their increased costs stemming from the final and proposed rules through higher transaction costs and prices or other direct or indirect costs. In addition, while the Company expects to be exempt from the Dodd-Frank Act’s requirement that swaps be cleared and traded on exchanges or swap execution facilities, the cost of entering into a non-exchange cleared swap that is available as an exchange cleared swap may be greater. The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.
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
Due to the burgeoning Marcellus Shale natural gas play in the northeast United States, together with the fiscal difficulties faced by state governments in New York and Pennsylvania, various state legislative and regulatory initiatives regarding the exploration and production business have been proposed. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, abandonment and monitoring of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding natural gas pipelines. New permitting fees and/or severance taxes for oil and gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and regulatory studies, proceedings or rule-making initiatives at federal or state agencies focused on the hydraulic fracturing process and related operations could result in additional permitting, compliance, reporting and disclosure requirements. For example, the EPA has adopted regulations that establish emission performance standards for hydraulic fracturing operations as well as natural gas gathering and transmission operations. Other EPA initiatives could expand water quality and hazardous waste regulation of hydraulic fracturing and related operations. In California, legislation regarding well stimulation, including hydraulic fracturing, has been adopted. The law mandates technical standards for well construction, hydraulic fracturing water management, groundwater monitoring, seismicity monitoring during hydraulic fracturing operations and public disclosure of hydraulic fracturing fluid constituents. Implementing regulations, which will include new permit requirements, must be adopted to go into effect on July 1, 2015. These and any other new state or federal legislative or regulatory measures could lead to operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risks of litigation for the Company.
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
General Information on Facilities
The net investment of the Company in property, plant and equipment was $5.7 billion at September 30, 2014. The Exploration and Production segment comprises 50.5% of this investment, and is primarily located in California and in the Appalachian region of the United States. Approximately 43.2% of the Company's investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and northwestern Pennsylvania. The Gathering segment comprises 5.1% of the Company’s investment in net property, plant and equipment, and is located in northwestern Pennsylvania. The remaining net investment in property, plant and equipment consisted of the All Other category and Corporate operations (1.2%). During the past five years, the Company has made additions to property, plant and equipment in order to expand its exploration and production operations in the Appalachian region of the United States and to expand and improve transmission facilities for transportation customers in New York and Pennsylvania. Net property, plant and equipment has increased $2.6 billion, or 83.3%, since 2009. As part of its strategy to focus its exploration and production activities within the Appalachian region of the United States, specifically within the Marcellus Shale, the Company sold its off-shore oil and natural gas properties in the Gulf of Mexico in April 2011. The net property, plant and equipment associated with these properties was $55.4 million. The Company also sold on-shore oil and natural gas properties in its West Coast region in May 2011 with net property, plant and equipment of $8.1 million. In September 2010, the Company sold its landfill gas operations in the states of Ohio, Michigan, Kentucky, Missouri, Maryland and Indiana. The net property, plant and equipment of the landfill gas operations at the date of sale was $8.8 million.
The Exploration and Production segment had a net investment in property, plant and equipment of $2.9 billion at September 30, 2014.
The Pipeline and Storage segment had a net investment of $1.2 billion in property, plant and equipment at September 30, 2014. Transmission pipeline represents 38% of this segment’s total net investment and includes 2,350 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 17% of this segment’s total net investment and consist of 31 storage fields operating at a combined working gas level of 73.4 Bcf, four of which are jointly owned and operated with other interstate gas pipeline companies, and 432 miles of pipeline. Net investment in storage facilities includes $81.6 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 33 compressor stations with 141,704 installed compressor horsepower that represent 20% of this segment’s total net investment in property, plant and equipment.
The Gathering segment had a net investment of $0.3 billion in property, plant and equipment at September 30, 2014. Gathering lines and related compressors comprise substantially all of this segment’s total net investment, including 61 miles of lines utilized to move Appalachian production (including Marcellus Shale) to various transmission pipeline receipt points. The Gathering segment has 2 compressor stations with 17,940 installed compressor horsepower.
The Utility segment had a net investment in property, plant and equipment of $1.3 billion at September 30, 2014. The net investment in its gas distribution network (including 14,782 miles of distribution pipeline) and its service connections to customers represent approximately 49% and 34%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2014.
The Pipeline and Storage segments’ facilities provided the capacity to meet Supply Corporation’s 2014 peak day sendout for transportation service of 2,350 MMcf, which occurred on January 7, 2014. Withdrawals from storage of 802.5 MMcf provided approximately 34% of the requirements on that day.
Company maps are included in exhibit 99.2 of this Form 10-K and are incorporated herein by reference.

Exploration and Production Activities
The Company is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California, the Appalachian region of the United States and Kansas. The Company has been increasing its emphasis in the Appalachian region, primarily in the Marcellus Shale, and sold its off-shore oil and natural gas properties in the Gulf of Mexico during 2011, as mentioned above. Further discussion of oil and gas producing activities is included in Item 8, Note M - Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2014, 2013 and 2012 reserves shown in Note M are valued using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note M discusses the qualifications of the Company's reservoir engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped oil and natural gas reserves year over year.
Seneca’s proved developed and undeveloped natural gas reserves increased from 1,300 Bcf at September 30, 2013 to 1,683 Bcf at September 30, 2014. This increase is attributed to extensions and discoveries of 447 Bcf, acquisitions of 34 Bcf (both primarily Marcellus Shale) and positive revisions of previous estimates of 45 Bcf which were partially offset by production of 142 Bcf. Upward performance revisions of 45 Bcf were primarily performance revisions in the Marcellus Shale and included a 20 Bcf upward revision to Marcellus PUD reserves transferred to developed and a 13 Bcf upward revision to remaining Marcellus PUD reserves.
Seneca’s proved developed and undeveloped oil reserves decreased from 41,598 Mbbl at September 30, 2013 to 38,477 Mbbl at September 30, 2014. Extensions and discoveries of 1,539 Mbbl were exceeded by production of 3,036 Mbbl primarily occurring in the West Coast region (3,005 Mbbl), and downward revisions of previous estimates of 1,694 Mbbl. Downward revisions were primarily a result of removing 1,501 Mbbl of proved undeveloped reserves at the Midway Sunset field in the Tulare reservoir as the Company has no near term plans to develop these reserves as it is employing its capital elsewhere. On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 1,549 Bcfe at September 30, 2013 to 1,914 Bcfe at September 30, 2014. Total revisions of previous estimates increased 35 Bcfe.
Seneca’s proved developed and undeveloped natural gas reserves increased from 988 Bcf at September 30, 2012 to 1,300 Bcf at September 30, 2013. This increase was attributed to extensions and discoveries of 362 Bcf (355 Bcf in the Marcellus Shale) and positive revisions of previous estimates of 53 Bcf which were partially offset by production of 104 Bcf. Total gas revisions of 53 Bcf were composed of 8 Bcf in upward gas pricing revisions and 45 Bcf in upward performance revisions. Price related revisions were a result of higher trailing twelve month average gas prices (Dominion South Point average gas price increased $0.64 per MMBtu from $2.84 per MMBtu to $3.48 per MMBtu). Upward performance revisions of 45 Bcf were primarily in the Marcellus Shale and included an 11 Bcf upward revision to Marcellus PUD reserves transferred to developed and a 19 Bcf downward revision to remaining Marcellus PUD reserves.
Seneca’s proved developed and undeveloped oil reserves decreased from 42,862 Mbbl at September 30, 2012 to 41,598 Mbbl at September 30, 2013. Extensions and discoveries of 2,443 Mbbl were exceeded by production of 2,831 Mbbl, primarily occurring in the West Coast region (2,803 Mbbl), and downward revisions of previous estimates of 876 Mbbl. On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 1,246 Bcfe at September 30, 2012 to 1,549 Bcfe at September 30, 2013.
At September 30, 2014, the Company’s Exploration and Production segment had delivery commitments of 1,893 Bcfe (mostly natural gas as commitments for crude oil, gasoline, butane and propane was insignificant). The Company expects to meet those commitments through proved reserves, including the future development of reserves that are currently classified as proved undeveloped reserves, the growth of proved gas reserves (which has averaged 30 percent over the past two years through the development of Seneca's large Appalachian acreage position) and (if necessary) from the purchase of natural gas and crude oil at index-related prices.

The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.
Production

	For The Year Ended September 30
	2014		2013		2012
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$3.55	(1)	$3.49	(1)	$2.71	(1)
Average Sales Price per Barrel of Oil	$96.34		$96.48		$93.94
Average Sales Price per Mcf of Gas (after hedging)	$3.49		$4.00		$4.19
Average Sales Price per Barrel of Oil (after hedging)	$96.34		$96.48		$93.94
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.74	(1)	$0.67	(1)	$0.68	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	382	(1)	276	(1)	172	(1)
West Coast Region
Average Sales Price per Mcf of Gas	$6.75		$6.61		$6.27
Average Sales Price per Barrel of Oil	$98.25		$103.14		$107.13
Average Sales Price per Mcf of Gas (after hedging)	$6.65		$7.12		$8.54
Average Sales Price per Barrel of Oil (after hedging)	$95.54		$98.23		$90.84
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$2.96		$2.61		$1.98
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	58		55		56
Total Company
Average Sales Price per Mcf of Gas	$3.62		$3.58		$2.89
Average Sales Price per Barrel of Oil	$98.23		$103.07		$106.97
Average Sales Price per Mcf of Gas (after hedging)	$3.56		$4.10		$4.42
Average Sales Price per Barrel of Oil (after hedging)	$95.55		$98.21		$90.88
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$1.03		$0.99		$1.00
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	440		331		228

(1)
The Marcellus Shale fields (which exceed 15% of total reserves at 9/30/2014, 9/30/2013 and 9/30/2012) contributed 361 MMcfe, 258 MMcfe and 152 MMcfe of daily production in 2014, 2013 and 2012, respectively. The average sales price (per Mcfe) was $3.53 ($3.47 after hedging) in 2014, $3.49 ($4.04 after hedging) in 2013 and $2.67 ($3.66 after hedging) in 2012. The average lifting costs (per Mcfe) were $0.72 in 2014, $0.64 in 2013 and $0.61 in 2012.

Productive Wells

	Appalachian Region		West Coast Region		Total Company
At September 30, 2014	Gas	Oil	Gas	Oil	Gas	Oil
Productive Wells — Gross	2,841	1	—	2,054	2,841	2,055
Productive Wells — Net	2,768	1	—	1,995	2,768	1,996

Developed and Undeveloped Acreage

At September 30, 2014	Appalachian Region	West Coast Region	Total Company
Developed Acreage
— Gross	559,044	24,730	583,774
— Net	549,296	21,457	570,753
Undeveloped Acreage
— Gross	376,225	21,327	397,552
— Net	358,722	11,930	370,652
Total Developed and Undeveloped Acreage
— Gross	935,269	46,057	981,326
— Net	908,018	33,387	941,405
As of September 30, 2014, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 20,941 acres in 2015 (17,336 net acres), 11,930 acres in 2016 (9,621 net acres), 12,756 acres in 2017 (9,104 net acres) and 43,561 acres thereafter (39,195 net acres). The remaining 308,364 gross acres (295,396 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2015, 2016 and 2017, Seneca holds 56 Bcfe of proved undeveloped gas reserves, with 30 Bcfe subject to lease expirations in 2016 and 26 Bcfe subject to lease expirations in 2017. This total represents approximately 11% of Seneca's proved undeveloped reserves in the Marcellus Shale. Seneca intends to develop these reserves prior to the expiration of the leases as part of its management approved development plan.
Drilling Activity

	Productive			Dry
For the Year Ended September 30	2014	2013	2012	2014	2013	2012
United States
Appalachian Region
Net Wells Completed
— Exploratory	4.832	—	7.000	—	1.000	—
— Development	53.000	39.500	50.500	2.000	2.500	2.000
West Coast Region
Net Wells Completed
— Exploratory	1.533	0.625	—	—	—	—
— Development	84.720	74.996	56.990	1.000	—	—
Total Company
Net Wells Completed
— Exploratory	6.365	0.625	7.000	—	1.000	—
— Development	137.720	114.496	107.490	3.000	2.500	2.000
Present Activities

At September 30, 2014	Appalachian Region	West Coast Region	Total Company
Wells in Process of Drilling(1)
— Gross	80.000	2.000	82.000
— Net	65.500	2.000	67.500

(1)	Includes wells awaiting completion.

Item 3	Legal Proceedings
As previously reported, on November 14, 2012, the PaDEP sent a draft Consent Assessment of Civil Penalty to a subsidiary of Midstream Corporation. The draft Consent offered to settle various alleged violations of the Pennsylvania Clean Streams Law and the PaDEP’s rules and regulations regarding erosion and sedimentation control if the Company would consent to a civil penalty. The alleged violations occurred during construction of the Company’s Trout Run Gathering System following historic rainfall and flooding in the fall of 2011. In September 2014, the Company settled this matter with the PaDEP and paid a civil penalty of $250,000.
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
On July 1, 2014, the Company issued a total of 3,850 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors of the Company, 550 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2014. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2014	195	$72.30	—	6,971,019
Aug. 1-31, 2014	11,480	$75.67	—	6,971,019
Sept. 1-30, 2014	6,944	$76.30	—	6,971,019
Total	18,619	$75.87	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended September 30, 2014, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the PHLX Utility Sector Index and the SIG Oil Exploration & Production Index for the period September 30, 2009 through September 30, 2014. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2009 and that all dividends were reinvested.

	2009	2010	2011	2012	2013	2014
National Fuel	$100	$116	$112	$127	$166	$173
S&P 500 Index	$100	$110	$111	$145	$173	$207
PHLX Utility Sector Index (UTY)	$100	$112	$125	$139	$145	$168
SIG Oil Exploration & Production Index (EPX)	$100	$108	$103	$119	$139	$138
Source: Bloomberg
The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Item 6	Selected Financial Data

	Year Ended September 30
	2014	2013	2012	2011	2010
	(Thousands, except per share amounts and number of registered shareholders)
Summary of Operations
Operating Revenues	$2,113,081	$1,829,551	$1,626,853	$1,778,842	$1,760,503
Operating Expenses:
Purchased Gas	605,838	460,432	415,589	628,732	658,432
Operation and Maintenance	463,078	442,090	401,397	400,519	394,569
Property, Franchise and Other Taxes	90,711	82,431	90,288	81,902	75,852
Depreciation, Depletion and Amortization	383,781	326,760	271,530	226,527	191,199
	1,543,408	1,311,713	1,178,804	1,337,680	1,320,052
Operating Income	569,673	517,838	448,049	441,162	440,451
Other Income (Expense):
Gain on Sale of Unconsolidated Subsidiaries	—	—	—	50,879	—
Other Income	9,461	4,697	5,133	5,947	6,126
Interest Income	4,170	4,335	3,689	2,916	3,729
Interest Expense on Long-Term Debt	(90,194)	(90,273)	(82,002)	(73,567)	(87,190)
Other Interest Expense	(4,083)	(3,838)	(4,238)	(4,554)	(6,756)
Income from Continuing Operations Before Income Taxes	489,027	432,759	370,631	422,783	356,360
Income Tax Expense	189,614	172,758	150,554	164,381	137,227
Income from Continuing Operations	299,413	260,001	220,077	258,402	219,133
Discontinued Operations:
Income from Operations, Net of Tax	—	—	—	—	470
Gain on Disposal, Net of Tax	—	—	—	—	6,310
Income from Discontinued Operations, Net of Tax	—	—	—	—	6,780
Net Income Available for Common Stock	$299,413	$260,001	$220,077	$258,402	$225,913
Per Common Share Data
Basic Earnings from Continuing Operations per Common Share	$3.57	$3.11	$2.65	$3.13	$2.70
Diluted Earnings from Continuing Operations per Common Share	$3.52	$3.08	$2.63	$3.09	$2.65
Basic Earnings per Common Share(1)	$3.57	$3.11	$2.65	$3.13	$2.78
Diluted Earnings per Common Share(1)	$3.52	$3.08	$2.63	$3.09	$2.73
Dividends Declared	$1.52	$1.48	$1.44	$1.40	$1.36
Dividends Paid	$1.51	$1.47	$1.43	$1.39	$1.35
Dividend Rate at Year-End	$1.54	$1.50	$1.46	$1.42	$1.38
At September 30:
Number of Registered Shareholders	12,654	13,215	13,800	14,355	15,549

	Year Ended September 30
	2014	2013	2012	2011	2010
	(Thousands, except per share amounts and number of registered shareholders)
Net Property, Plant and Equipment
Exploration and Production	$2,897,744	$2,600,448	$2,273,030	$1,753,194	$1,338,956
Pipeline and Storage	1,187,924	1,074,079	1,069,070	954,554	858,231
Gathering	292,793	161,111	110,269	31,962	15,585
Utility	1,297,179	1,246,943	1,217,431	1,189,030	1,165,240
Energy Marketing	2,070	2,002	1,530	850	436
All Other	61,236	62,554	63,245	65,266	65,518
Corporate	4,145	4,589	5,228	5,668	6,263
Total Net Plant	$5,743,091	$5,151,726	$4,739,803	$4,000,524	$3,450,229
Total Assets	$6,739,597	$6,218,347	$5,935,142	$5,221,084	$5,047,054
Capitalization
Comprehensive Shareholders’ Equity	$2,410,683	$2,194,729	$1,960,095	$1,891,885	$1,745,971
Long-Term Debt, Net of Current Portion	1,649,000	1,649,000	1,149,000	899,000	1,049,000
Total Capitalization	$4,059,683	$3,843,729	$3,109,095	$2,790,885	$2,794,971

(1)	Includes discontinued operations.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business model centered in western New York and Pennsylvania, an area critical to the production and transportation of natural gas from the Marcellus Shale basin. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Marcellus Shale to markets in Canada and the eastern United States. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments. Refer to Item 1, Business, for a more detailed description of each of the segments. This Item 7, MD&A, provides information concerning:

1.	The critical accounting estimates of the Company;

2.	Changes in revenues and earnings of the Company under the heading, “Results of Operations;”

3.	Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity;”

4.	Off-Balance Sheet Arrangements;

5.	Contractual Obligations; and

6.
Other Matters, including: (a) 2014 and projected 2015 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate and regulatory matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; and (e) new authoritative accounting and financial reporting guidance.

The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report.

For the year ended September 30, 2014 compared to the year ended September 30, 2013, the Company experienced an increase in earnings of $39.4 million. The earnings increase is primarily due to higher earnings in the Pipeline and Storage segment, Gathering segment, Exploration and Production segment and Energy Marketing segment, slightly offset by lower earnings in the Utility segment and a higher loss in the Corporate category. For further discussion of the Company’s earnings, refer to the Results of Operations section below.
The Company’s natural gas reserve base continues to grow due to its development of reserves in the Marcellus Shale, a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. The Company controls the natural gas interests associated with approximately 780,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations. Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 1,239 Bcf at September 30, 2013 to 1,624 Bcf at September 30, 2014. The Company has spent significant amounts of capital in this region related to the development of such reserves. For the year ended September 30, 2014, the Company’s Exploration and Production segment had capital expenditures of $519.9 million in the Appalachian region, of which $502.9 million was spent towards the development of the Marcellus Shale. The amount spent towards the development of the Marcellus Shale represented approximately 52% of the Company's capital expenditures for the year ended September 30, 2014. The Company’s fiscal 2015 estimated capital expenditures in the Exploration and Production segment’s Appalachian region are expected to be approximately $585 million. Forecasted production in the Exploration and Production segment’s Appalachian region for fiscal 2015 is expected to be in the range of 159 to 197 Bcfe, up from actual Appalachia production of 139 Bcfe in fiscal 2014.
To facilitate the flow of natural gas from the Marcellus Shale, the Company continues to expand its gathering and pipeline infrastructure in the Gathering segment and the Pipeline and Storage segment. For the year ended September 30, 2014, the Gathering segment had capital expenditures of $137.8 million and its estimated capital expenditures in fiscal 2015 are expected to be approximately $175 million. The Pipeline and Storage segment's capital expenditures for the year ended September 30, 2014 were $139.8 million and its estimated capital expenditures in fiscal 2015 are expected to be approximately $250 million. The amount spent towards the development of gathering and pipeline infrastructure in fiscal 2014 represented approximately 29% of the Company's capital expenditures.
From a capital resources perspective, the Company has largely been able to meet its capital expenditure needs by using cash from operations as well as both short and long-term debt.  It is expected that the Company will issue short-term and long-term debt as necessary during fiscal 2015 to help meet its capital expenditure needs.
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
In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. At September 30, 2014, the ceiling exceeded the book value of the Company’s oil and gas properties by approximately $148.4 million. The 12-month average of the first day of the month price for crude oil for each month during 2014, based on posted Midway Sunset prices, was $97.30 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during 2014, based on the quoted Henry Hub spot price for natural gas, was $4.24 per MMBtu. (Note — Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for 2014.) If natural gas average prices used in the ceiling test calculation at September 30, 2014 had been $1 per MMBtu lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $254.2 million, which would have resulted in an impairment charge. If crude oil average prices used in the ceiling test calculation at September 30, 2014 had been $5 per Bbl lower, the ceiling would have exceeded the book value of the Company’s oil and gas properties by approximately $106.8 million which would not have resulted in an impairment charge. If both natural gas and crude oil average prices used in the ceiling test calculation at September 30, 2014 were lower by $1 per MMBtu and $5 per Bbl, respectively, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $295.9 million, which would have resulted in an impairment charge. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation.
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
Accounting for Derivative Financial Instruments.    The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil in its Exploration and Production and Energy Marketing segments. These instruments are categorized as price swap agreements and futures contracts. In accordance with the authoritative guidance for derivative instruments and hedging activities, the Company primarily accounts for these instruments as effective cash flow hedges or fair value hedges. Gains or losses associated with the derivative financial instruments that are accounted for as cash flow or fair value hedges are matched with gains or losses resulting from the underlying physical transaction that is being hedged. To the extent that such derivative financial instruments would ever be deemed to be ineffective based on effectiveness testing, mark-to-market gains or losses from such derivative financial instruments would be recognized in the income statement without regard to an underlying physical transaction. Refer to the “Market Risk Sensitive Instruments” section below for further discussion of the Company’s derivative financial instruments and refer to Item 8 at Note F— Fair Value Measurements for discussion of the determination of fair value for derivative financial instruments.
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
Changes in actuarial assumptions and actuarial experience could also have an impact on the benefit obligation and the funded status related to the Company’s pension and other post-retirement benefits and could impact the Company’s equity. For example, the discount rate was changed from 4.75% in 2013 to 4.25% in 2014. The change in the discount rate from 2013 to 2014 increased the Retirement Plan projected benefit obligation by $53.7 million and the accumulated post-retirement benefit obligation by $26.4 million. Other examples include actual versus expected return on plan assets, which has an impact on the funded status of the plans, and actual versus expected benefit payments, which has an impact on the pension plan projected benefit obligation and the accumulated post-retirement benefit obligation. For 2014, the actual return on plan assets exceeded the expected return, which improved the funded status of the Retirement Plan ($33.3 million) as well as the VEBA trusts and 401(h) accounts ($7.5 million). The actual versus expected benefit payments for 2014 caused a decrease of $3.7 million to the accumulated post-retirement benefit obligation. In calculating the projected benefit obligation for the Retirement Plan and the accumulated post-retirement obligation, the actuary takes into account the average remaining service life of active participants. The average remaining service life of active participants is 7 years for the Retirement Plan and 6 years for those eligible for other post-retirement benefits. For further discussion of the Company’s pension and other post-retirement benefits, refer to Other Matters in this Item 7, which includes a discussion of funding for the current year, and to Item 8 at Note H — Retirement Plan and Other Post Retirement Benefits.

RESULTS OF OPERATIONS
EARNINGS
2014 Compared with 2013
The Company’s earnings were $299.4 million in 2014 compared with earnings of $260.0 million in 2013. The increase in earnings of $39.4 million is primarily a result of higher earnings in the Exploration and Production segment, Pipeline and Storage segment, Gathering segment and Energy Marketing segment. Lower earnings in the Utility segment and a higher loss in the Corporate category slightly offset these increases. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2014 and 2013:
2014 Event

•	A $3.6 million death benefit gain on life insurance proceeds recorded in the Corporate category.

2013 Event

•	A $4.9 million refund provision recorded in the Utility segment related to various issues raised in Distribution Corporation’s rate proceeding in New York.
2013 Compared with 2012
The Company’s earnings were $260.0 million in 2013 compared with earnings of $220.1 million in 2012. The increase in earnings of $39.9 million is the result of higher earnings in all segments. Higher earnings in the All Other category and a lower loss in the Corporate category also contributed to the increase in earnings. Earnings were impacted by the 2013 event discussed above and the following events in 2012:
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

Earnings (Loss) by Segment

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Exploration and Production	$121,569	$115,391	$96,498
Pipeline and Storage	77,559	63,245	60,527
Gathering	32,709	13,321	6,855
Utility	64,059	65,686	58,590
Energy Marketing	6,631	4,589	4,169
Total Reported Segments	302,527	262,232	226,639
All Other	1,160	894	13
Corporate	(4,274)	(3,125)	(6,575)
Total Consolidated	$299,413	$260,001	$220,077
EXPLORATION AND PRODUCTION
Revenues
Exploration and Production Operating Revenues

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Gas (after Hedging)	$506,491	$424,735	$292,311
Oil (after Hedging)	290,030	278,005	260,844
Gas Processing Plant	4,831	4,502	4,813
Other	2,744	(4,305)	212
Operating Revenues	$804,096	$702,937	$558,180

Production

	Year Ended September 30
	2014	2013	2012
Gas Production (MMcf)
Appalachia	139,097	100,633	62,663
West Coast	3,210	3,060	3,468
Total Production	142,307	103,693	66,131
Oil Production (Mbbl)
Appalachia	31	28	36
West Coast	3,005	2,803	2,834
Total Production	3,036	2,831	2,870
Average Prices

	Year Ended September 30
	2014	2013	2012
Average Gas Price/Mcf
Appalachia	$3.55	$3.49	$2.71
West Coast	$6.75	$6.61	$6.27
Weighted Average	$3.62	$3.58	$2.89
Weighted Average After Hedging(1)	$3.56	$4.10	$4.42
Average Oil Price/Barrel (bbl)
Appalachia	$96.34	$96.48	$93.94
West Coast	$98.25	$103.14	$107.13
Weighted Average	$98.23	$103.07	$106.97
Weighted Average After Hedging(1)	$95.55	$98.21	$90.88

(1)	Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note G — Financial Instruments in Item 8 of this report.
2014 Compared with 2013
Operating revenues for the Exploration and Production segment increased $101.2 million in 2014 as compared with 2013. Gas production revenue after hedging increased $81.8 million primarily due to production increases in the Appalachian division. The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, primarily in Lycoming County, Pennsylvania. This was partially offset by a $0.54 per Mcf decrease in the weighted average price of gas after hedging. Oil production revenue after hedging increased $12.0 million due to an increase in production, which was partially offset by a $2.66 per Bbl decrease in the weighted average price of oil after hedging. The increase in crude oil production was largely due to increased development in the East Coalinga, Sespe and South Midway Sunset fields in California. The increase in other revenue ($7.0 million) was largely due to a $3.6 million positive variance in mark-to-market charges related to hedging ineffectiveness, settlement proceeds received in 2014 related to former insurance policies ($1.9 million) and the non-recurrence of a royalty adjustment (including interest) recorded in 2013 ($1.8 million).

Refer to further discussion of derivative financial instruments in the “Market Risk Sensitive Instruments” section that follows. Refer to the tables above for production and price information.

2013 Compared with 2012
Operating revenues for the Exploration and Production segment increased $144.8 million in 2013 as compared with 2012. Gas production revenue after hedging increased $132.4 million primarily due to production increases in the Appalachian division. The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, primarily in Lycoming County, Pennsylvania. This was partially offset by a $0.32 per Mcf decrease in the weighted average price of gas after hedging. Oil production revenue after hedging increased $17.2 million due to an increase in the weighted average price of oil after hedging ($7.33 per Bbl). Oil production was slightly lower year over year, largely the result of a continued constraint in a third-party pipeline used to transport natural gas production within the Sespe Field. The constraint on natural gas transportation capacity impacts oil production in that natural gas is a byproduct of the Exploration and Production segment’s oil production at the Sespe Field. The decrease in other revenue ($4.5 million) was largely due to a $3.7 million mark-to-market charge related to hedging ineffectiveness.
Earnings
2014 Compared with 2013
The Exploration and Production segment’s earnings for 2014 were $121.6 million, compared with earnings of $115.4 million for 2013, an increase of $6.2 million. The main drivers of the increase were higher natural gas production ($102.8 million), higher crude oil production ($13.1 million) and lower income taxes ($11.2 million). In addition, the earnings impact of the increase in other revenues ($4.6 million) also contributed to the increase in earnings, as discussed above. The decrease in income taxes was largely due to an increase in firm transportation of natural gas to Canadian delivery points, which decreased the effective tax rate used in the calculation of deferred tax expense. These earnings increases were partially offset by the earnings impact of higher depletion expense ($34.3 million), lower natural gas prices after hedging ($49.7 million), higher production costs ($30.1 million), higher general, administrative and other expense ($2.7 million), higher interest expense ($1.6 million), higher property and other taxes ($2.3 million) and lower crude oil prices after hedging ($5.3 million). The increase in depletion expense is primarily due to increased Appalachian natural gas production (primarily in the Marcellus Shale formation). The increase in production costs was largely attributable to higher transportation costs. The increase in general, administrative and other expense was largely due to an increase in personnel costs and the accrual of plugging and abandonment costs associated with offshore properties no longer owned by the Exploration and Production segment. The increase in interest expense was attributable to an increase in the weighted average amount of debt due to the Exploration and Production segment’s share of the Company’s $500 million long-term debt issuance in February 2013.
2013 Compared with 2012
The Exploration and Production segment’s earnings for 2013 were $115.4 million, compared with earnings of $96.5 million for 2012, an increase of $18.9 million. The main drivers of the increase were higher natural gas production ($107.9 million) and higher crude oil prices after hedging ($13.5 million). In addition, there was a decrease in property and other taxes ($4.2 million) which largely reflects the non-recurrence of a $4.0 million natural gas impact fee accrual recorded during the quarter ended March 31, 2012 related to Marcellus Shale wells drilled prior to fiscal 2012. These earnings increases were partially offset by the earnings impact of higher depletion expense ($36.3 million), lower natural gas prices after hedging ($21.8 million), higher production costs ($23.3 million), higher general, administrative and other expense ($9.0 million), higher interest expense ($6.8 million), higher income taxes ($4.0 million), a derivative mark-to-market charge ($2.7 million) and lower crude oil production ($2.3 million). The increase in depletion expense is primarily due to increased Appalachian natural gas production (primarily in the Marcellus Shale formation). The increase in production costs was largely attributable to higher transportation costs resulting from higher production. In addition, compression and water disposal costs in the Appalachian region coupled with higher well repair, maintenance and labor costs in the West Coast region led to further increases in production costs. The increase in general, administrative and other expense was largely due to an increase in personnel costs. The increase in interest expense was attributable to an increase in the weighted average amount of debt due to the Exploration and Production segment’s share of both the Company’s $500 million long-term debt issuance in February 2013 and the Company’s $500 million long-term debt issuance in December 2011. The increase in income tax expense is largely attributable to higher state income taxes.

PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Firm Transportation	$207,892	$190,470	$164,652
Interruptible Transportation	2,666	2,152	1,431
	210,558	192,622	166,083
Firm Storage Service	69,878	70,555	67,929
Interruptible Storage Service	13	5	7
	69,891	70,560	67,936
Other	3,959	4,426	25,256
	$284,408	$267,608	$259,275
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2014	2013	2012
Firm Transportation	731,271	575,805	369,477
Interruptible Transportation	4,724	3,997	1,662
	735,995	579,802	371,139
2014 Compared with 2013
Operating revenues for the Pipeline and Storage segment increased $16.8 million in 2014 as compared with 2013. The increase was primarily due to an increase in transportation revenues of $17.9 million slightly offset by a decrease in storage revenues of $0.7 million.  The increase in transportation revenues was largely due to demand and commodity charges on new contracts for transportation service on Supply Corporation’s Northern Access expansion project, which was placed fully in service in January 2013, Supply Corporation’s Line N 2012 Expansion Project, which was placed fully in service in November 2012 and Supply Corporation's Line N 2013 Project, which was placed in service in November 2013. In addition, the increase in transportation revenues was due to additional demand charges associated with the full-ramp up of a transportation contract for an anchor shipper on Empire's Tioga County Extension Project as well as additional commodity charges associated with that contract due to higher throughput flowing through a secondary receipt point. These projects provide pipeline capacity for Marcellus Shale production.    Also contributing to the increase in transportation revenues was additional non-expansion revenue as a result of new short-term contracts for both Empire and Supply Corporation and new contracts for transportation service from an Open Season Supply Corporation held near the end of fiscal 2013. Partially offsetting these increases was a decrease in storage revenues due to a decline in demand charges as a result of contract restructuring.
Transportation volume increased by 156.2 Bcf in 2014 as compared with 2013. The large increase in transportation volume primarily reflects the impact of the above mentioned expansion projects being placed in service and new contracts for transportation service.  The increase was enhanced by weather that was significantly colder than the prior year and colder than normal.

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
Earnings
2014 Compared with 2013
The Pipeline and Storage segment’s earnings in 2014 were $77.6 million, an increase of $14.4 million when compared with earnings of $63.2 million in 2013. The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $11.7 million, as discussed above, combined with lower operating expenses ($6.3 million). The decrease in operating expenses primarily reflects lower pension and other post-retirement benefit costs and a decrease in the reserve for preliminary project costs offset partially by higher pipeline integrity program expenses.  These earnings increases were partially offset by an increase in depreciation expense ($1.0 million), higher property taxes ($0.9 million), a decrease in the allowance for funds used during construction (equity component) of $0.4 million, higher income taxes ($0.5 million) and the earnings impact of lower storage revenue ($0.4 million), as discussed above.  The increase in depreciation expense is attributable to incremental depreciation expense related to the projects that were placed in service within the last year. The increase in property taxes is primarily due to the addition of new plant. The decrease in the allowance for funds used during construction is mainly due to Supply Corporation’s Line N 2012 Expansion Project and Supply Corporation’s Northern Access expansion project, which remained under construction in the first quarter of the prior year and have since been placed in service. The increase in income taxes is a result of higher state taxes combined with a reduction in benefits associated with the tax sharing agreement with affiliated companies.
2013 Compared with 2012
The Pipeline and Storage segment’s earnings in 2013 were $63.2 million, an increase of $2.7 million when compared with earnings of $60.5 million in 2012. The increase in earnings is primarily due to the earnings impact of higher transportation and storage revenues of $19.0 million, as discussed above, combined with a decrease in depreciation expense ($2.0 million). The decrease in depreciation expense primarily reflects a decrease in depreciation rates as specified in Supply Corporation’s rate case settlement offset partly by incremental depreciation expense related to the projects that were placed in service within the last year. Partially offsetting these increases was the non-recurrence of the fiscal 2012 elimination of Supply Corporation’s post-retirement regulatory liability ($12.8 million), as discussed above. The earnings increases were also partially offset by higher operating expenses ($2.6 million), a decrease in the allowance for funds used during construction (equity component) of $1.4 million, higher property taxes ($0.5 million), higher interest expense ($0.4 million) and higher income taxes ($1.0 million). The increase in operating expenses can be attributed primarily to higher pension expense and an increase in compressor station costs, offset partly by lower post-retirement benefit costs. The decrease in the allowance for funds used during construction is mainly due to Supply Corporation’s Line N 2012 Expansion Project and Supply Corporation’s Northern Access expansion project, which were under construction in the prior year and were placed in service during fiscal 2013, and Empire’s Tioga County Expansion Project, which remained under construction during a portion of the first quarter of fiscal 2012 before being placed in service in November 2011. The increase in property taxes was primarily a result of a higher tax base due to capital additions. Increased intercompany borrowings contributed to the increase in interest expense. The increase in income taxes is a result of a favorable federal return to provision adjustment in 2012 that did not recur in the current year combined with a reduced benefit associated with the allowance for funds used during construction.
GATHERING
Revenues
Gathering Operating Revenues

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Gathering	$69,937	$33,815	$16,771
Processing and Other Revenues	673	966	704
	$70,610	$34,781	$17,475
Gathering Volume — (MMcf)

	Year Ended September 30
	2014	2013	2012
Gathered Volume	138,726	93,449	48,562
2014 Compared with 2013
Operating revenues for the Gathering segment increased $35.8 million in 2014 as compared with 2013. This increase was largely due to an increase in gathering revenues driven by a 45.3 Bcf increase in gathered volume combined with higher gathering rates.  The overall increase in gathered volume was largely due to a 40.7 Bcf increase in gathered volume on Midstream Corporation’s Trout Run Gathering System (Trout Run) and a 4.5 Bcf increase in gathered volume on Midstream Corporation’s Clermont Gathering System (Clermont). Most of the increase in gathered volume is attributable to an increase in Seneca's Marcellus Shale production, primarily in Lycoming County, Pennsylvania.
2013 Compared with 2012
Operating revenues for the Gathering segment increased $17.3 million in 2013 as compared with 2012 largely due to an increase in gathering revenues driven by a 44.9 Bcf increase in gathered volume. This increase was primarily due to Trout Run which was placed in service in May 2012 and the expansion of Midstream Corporation’s Covington Gathering System (Covington). Trout Run and Covington provide gathering services for Seneca’s production.
Earnings
2014 Compared with 2013
The Gathering segment’s earnings in 2014 were $32.7 million, an increase of $19.4 million when compared with earnings of $13.3 million in 2013.  The increase in earnings is mainly due to the earnings impact of higher gathering revenues ($23.5 million) and lower interest expense ($0.4 million).  These earnings increases were partially offset by higher income tax expense ($1.9 million), higher depreciation expense ($1.4 million) and higher operating expenses ($1.0 million).  The significant growth of Trout Run is primarily responsible for the revenue, depreciation expense and operating expense variations.  The increase in income tax expense was largely due to higher state taxes. The decrease in interest expense is largely due to an increase in capitalized interest, which more than offset the impact of an increase in the weighted average amount of debt due to the Gathering segment’s share of the $500 million long-term debt issuance in February 2013.
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
UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Retail Revenues:
Residential	$590,080	$513,654	$493,354
Commercial	78,036	66,602	61,314
Industrial	3,692	6,096	5,359
	671,808	586,352	560,027
Off-System Sales	19,712	25,020	27,010
Transportation	150,158	135,273	122,316
Other	7,940	(306)	9,769
	$849,618	$746,339	$719,122
Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2014	2013	2012
Retail Sales:
Residential	60,101	52,753	47,036
Commercial	8,834	7,486	6,682
Industrial	393	947	837
	69,328	61,186	54,555
Off-System Sales	4,564	6,717	9,544
Transportation	80,949	69,149	61,027
	154,841	137,052	125,126

Degree Days

				Percent (Warmer) Colder Than
Year Ended September 30		Normal	Actual	Normal	Prior Year
2014(1)	Buffalo	6,617	7,087	7.1%	15.4%
	Erie	6,147	6,742	9.7%	14.5%
2013(2)	Buffalo	6,617	6,139	(7.2)%	15.9%
	Erie	6,147	5,888	(4.2)%	17.8%
2012(3)	Buffalo	6,729	5,296	(21.3)%	(21.6)%
	Erie	6,277	4,999	(20.4)%	(21.4)%

(1)	Percents compare actual 2014 degree days to normal degree days and actual 2014 degree days to actual 2013 degree days.

(2)
Percents compare actual 2013 degree days to normal degree days and actual 2013 degree days to actual 2012 degree days. Normal degree days for 2013 reflect a revision from the National Oceanic and Atmospheric Administration.

(3)	Percents compare actual 2012 degree days to normal degree days and actual 2012 degree days to actual 2011 degree days. Normal degree days for 2012 reflect the fact that 2012 was a leap year.

2014 Compared with 2013
Operating revenues for the Utility segment increased $103.3 million in 2014 compared with 2013. This increase largely resulted from an $85.5 million increase in retail gas sales revenues and a $14.9 million increase in transportation revenue. In addition, there was an $8.2 million increase in other operating revenues. These were partially offset by a $5.3 million decrease in off-system sales (due to lower volume). The decrease in off-system sales volume was due to the Utility segment’s greater utilization of pipeline capacity in order to reliably meet the increased demand for its retail gas brought on by colder weather experienced during the winter of the current year. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal.
The $85.5 million increase in retail gas sales revenues was largely a function of higher volume (8.1 Bcf) due to colder weather. The $14.9 million increase in transportation revenues was primarily due to an 11.8 Bcf increase in transportation throughput, largely the result of colder weather compared to the prior period and the migration of customers from retail sales to transportation services. The $8.2 million increase in other operating revenues was largely due to the non-recurrence of a $7.5 million refund provision recorded during fiscal 2013 related to various issues raised in a New York rate proceeding. During 2014, the Utility segment recorded an earnings share adjustment pursuant to the settlement resulting from that rate proceeding ($2.5 million reduction to revenues). However, this was largely offset by a 2014 true-up of regulatory asset balances associated with insurance proceeds on site remediation claims ($2.3 million).
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
Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $446.9 million, $362.3 million and $340.3 million of Purchased Gas expense during 2014, 2013 and 2012, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
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
Earnings
2014 Compared with 2013
The Utility segment’s earnings in 2014 were $64.1 million, a decrease of $1.6 million when compared with earnings of $65.7 million in 2013. The decrease in earnings is largely attributable to an increase in operating expenses ($9.1 million), an increase in income tax expense ($2.4 million), the impact of an earnings sharing adjustment ($1.6 million) and an increase in property and other taxes ($0.8 million). The increase in operating expenses is largely attributable to increased costs associated with defined benefit and defined contribution retirement plans as a result of a recent settlement with the NYPSC and an increase in bad debt expense. The increase in income tax expense is largely due to higher state income taxes and the reversal of tax expense that occurred in 2013 (as a result of a favorable tax settlement), which did not recur in 2014. The increase in property and other taxes is largely due to increases in FICA, school, town and county taxes. These earnings decreases were partially offset by the impact of colder weather in Pennsylvania ($5.8 million), the positive earnings impact of the non-recurrence of the refund provision recorded in fiscal 2013 ($4.9 million), a true-up of regulatory asset balances associated with a NYPSC settlement concerning insurance proceeds on site remediation claims ($1.5 million) and the earnings impact of lower interest expense ($0.9 million). The decrease in interest expense is due to a decrease in the weighted average amount of debt outstanding due to the Utility segment’s share of the Company’s $250 million of notes that matured in March 2013.
The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For 2014, the WNC reduced earnings by approximately $3.0 million as the weather was colder than normal. In 2013, the WNC preserved earnings of approximately $2.1 million as the weather was warmer than normal.
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
For 2012, the WNC preserved earnings of approximately $5.9 million as the weather was warmer than normal.
ENERGY MARKETING
Revenues
Energy Marketing Operating Revenues

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Natural Gas (after Hedging)	$273,099	$213,324	$187,969
Other	53	50	35
	$273,152	$213,374	$188,004
Energy Marketing Volume

	Year Ended September 30
	2014	2013	2012
Natural Gas — (MMcf)	52,694	46,875	45,756
2014 Compared with 2013
Operating revenues for the Energy Marketing segment increased $59.8 million in 2014 as compared with 2013. The increase reflects an increase in gas sales revenue due to a higher average price of natural gas period over period and an increase in volume sold to retail customers as a result of colder weather. Effective with the first quarter of 2014, the Energy Marketing segment began recording unbilled revenue. Operating revenues for the year ended September 30, 2014 include an $8.5 million accrual for unbilled revenue while operating revenues for the year ended September 30, 2013 do not include such an accrual. The volume associated with unbilled revenue at September 30, 2014 was 2,122 MMcf.
2013 Compared with 2012
Operating revenues for the Energy Marketing segment increased $25.4 million in 2013 as compared with 2012. The increase reflects an increase in gas sales revenue due to a higher average price of natural gas as well as an increase in volume sold due to colder weather.

Earnings
2014 Compared with 2013
The Energy Marketing segment’s earnings in 2014 were $6.6 million, an increase of $2.0 million when compared with earnings of $4.6 million in 2013. This increase in earnings was largely attributable to higher margin of $2.2 million, which primarily reflects the positive impact on margin from the increase in volume sold to retail customers due to colder weather during 2014 combined with improved average margin per Mcf. To a lesser extent, margin was also positively impacted by the recording of unbilled revenues and related gas costs at September 30, 2014, as discussed below. These earnings increases were partially offset by a decline in the benefit the Energy Marketing segment realized from its contracts for storage capacity.
Energy Marketing segment revenues and related purchased gas costs in prior year periods were recorded when billed, resulting in a one month lag. Effective with the first quarter of 2014, the Energy Marketing segment began recording unbilled revenue and related gas costs. The impact of this change for the year ended September 30, 2014 was to increase operating revenues and margin by $8.5 million and $0.6 million, respectively.  Management has determined that the impact of not recording unbilled revenue and related gas costs was immaterial in all prior periods.
2013 Compared with 2012
The Energy Marketing segment’s earnings in 2013 were $4.6 million, an increase of $0.4 million when compared with earnings of $4.2 million in 2012. This increase in earnings was largely attributable to higher margin of $0.5 million, primarily driven by an increase in the benefit the Energy Marketing segment derived from its contracts for storage capacity.
ALL OTHER AND CORPORATE OPERATIONS
All Other and Corporate operations primarily includes the operations of Seneca’s Northeast Division and corporate operations. Seneca’s Northeast Division markets timber from its New York and Pennsylvania land holdings. In September 2012, the Company recorded an impairment charge ($1.1 million) to write-off the remaining value of Horizon Power’s investment in ESNE, a dormant 80-megawatt, combined cycle, natural gas-fired power plant in North East, Pennsylvania. In March 2014, ESNE sold its turbine assets associated with this plant.
Earnings
2014 Compared with 2013
All Other and Corporate operations recorded a loss of $3.1 million in 2014, which was $0.9 million higher than the loss of $2.2 million in 2013. The increase in loss was primarily due to higher income tax expense of $4.7 million (primarily due to consolidated tax sharing and an adjustment for an intercompany deferred tax reallocation recorded in 2013 that did not recur in 2014) and higher property, franchise and other taxes of $0.7 million (largely due to a reduction in franchise taxes recorded in 2013 that did not recur in 2014). These increases were offset partially by a $3.6 million death benefit gain on life insurance policies that was recorded in 2014, which is recorded in Other Income. In addition, earnings were increased by an increase in income from unconsolidated subsidiaries of $0.4 million (due to the sale of turbine assets held by Horizon Power’s investment in ESNE).
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

INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt decreased $0.1 million in 2014 as compared to 2013. This decrease is due to an increase in capitalized interest (mostly in Midstream Corporation) for the year ended September 30, 2014 as compared to the year ended September 30, 2013. This was partially offset by the impact of a higher average amount of long-term debt outstanding (partially offset by a decrease in the weighted average interest on such debt). The Company issued $500 million of 3.75% notes in February 2013 and repaid $250 million of 5.25% notes that matured in March 2013.
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

CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2014	2013	2012
	(Millions)
Provided by Operating Activities	$909.4	$738.6	$659.0
Capital Expenditures	(914.4)	(703.5)	(1,035.0)
Other Investing Activities	6.0	(2.5)	0.5
Reduction of Long-Term Debt	—	(250.0)	(150.0)
Change in Notes Payable to Banks and Commercial Paper	85.6	(171.0)	131.0
Net Proceeds from Issuance of Long-Term Debt	—	495.4	496.1
Net Proceeds from Issuance of Common Stock	7.5	5.4	10.3
Dividends Paid on Common Stock	(126.7)	(122.7)	(118.8)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	4.6	0.7	1.0
Net Decrease in Cash and Temporary Cash Investments	$(28.0)	$(9.6)	$(5.9)

OPERATING CASH FLOW
Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, deferred income taxes, stock-based compensation and the elimination of an other post-retirement regulatory liability.
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
Net cash provided by operating activities totaled $909.4 million in 2014, an increase of $170.8 million compared with the $738.6 million provided by operating activities in 2013. The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production segment, Gathering segment and Corporate category. The increase in the Exploration and Production segment is primarily due to higher cash receipts from natural gas production in the Appalachian region, specifically development in the Marcellus Shale formation. The increase in the Gathering segment is due to an increase in gathering revenues from Midstream Corporation's Trout Run Gathering System and Midstream Corporation's Clermont Gathering System. Lastly, the increase in the Corporate category is primarily due to the receipt of life insurance proceeds.
Net cash provided by operating activities totaled $738.6 million in 2013, an increase of $79.6 million compared with the $659.0 million provided by operating activities in 2012. The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production segment and Pipeline and Storage segment, partly offset by lower cash provided by operating activities in the Utility segment. The increase in the Exploration and Production segment is primarily due to higher cash receipts from natural gas production in the Appalachian region, partially offset by a decrease in cash provided by operating activities from hedging collateral account fluctuations and higher federal and state income tax payments. The increase in the Pipeline and Storage segment is due to higher cash receipts from transportation revenues as a result of expansion projects coming on-line and higher tariff rates from the implementation of Supply Corporation’s rate case proceeding. The decrease in the Utility segment can be attributed to the timing of gas cost recovery and the timing of receivable collections. The winter of 2012 was substantially warmer than normal, resulting in lower receivable balances at September 30, 2012 that were collected in subsequent months. The winter of 2013 saw more normal temperatures, resulting in higher receivable balances at September 30, 2013 that will be collected in subsequent months.
INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets totaled $969.9 million, $717.1 million and $977.4 million in 2014, 2013 and 2012, respectively. These amounts include accounts payable and accrued liabilities related to capital expenditures and will differ from capital expenditures shown on the Consolidated Statement of Cash Flows. Capital expenditures recorded as liabilities are excluded from the Consolidated Statement of Cash Flows. They are included in subsequent Consolidated Statement of Cash Flows when they are paid. The table below presents these expenditures:

	Year Ended September 30
	2014		2013		2012
	(Millions)
Exploration and Production:
Capital Expenditures	$602.7	(1)	$533.1	(2)	$693.8	(3)
Pipeline and Storage:
Capital Expenditures	139.8	(1)	56.1	(2)	144.2	(3)
Gathering:
Capital Expenditures	137.8	(1)	54.8	(2)	80.0	(3)
Utility:
Capital Expenditures	88.8	(1)	72.0	(2)	58.3	(3)
All Other and Corporate:
Capital Expenditures	0.8		1.1		1.1
Total Expenditures	$969.9		$717.1		$977.4

(1)
2014 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $80.1 million, $28.1 million, $20.1 million and $8.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

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

Exploration and Production
In 2014, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $519.9 million for the Appalachian region (including $502.9 million in the Marcellus Shale area) and $82.8 million for the West Coast region. These amounts included approximately $179.9 million spent to develop proved undeveloped reserves.
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
Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures for 2014 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2014 include expenditures related to Supply Corporation’s Mercer Expansion Project ($27.0 million), Supply Corporation’s Northern Access 2015 project ($11.1 million) and Supply Corporation’s Westside Expansion and Modernization Project ($4.8 million), as discussed below.

The majority of the Pipeline and Storage segment’s capital expenditures for 2013 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2013 include expenditures for the construction of Supply Corporation’s Northern Access expansion project ($14.5 million), Supply Corporation’s Line N 2012 Expansion Project ($4.2 million), Supply Corporation’s Line N 2013 Project ($2.8 million) and Supply Corporation’s Mercer Expansion Project ($0.7 million).

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
Gathering
The majority of the Gathering segment’s capital expenditures for 2014 were for the construction of Midstream Corporation’s Clermont Gathering System ($95.2 million) and to build compressor stations on Midstream Corporation’s Trout Run Gathering System ($32.9 million), as discussed below. In addition, the Gathering segment capital expenditures for 2014 include expenditures for the expansion of Midstream Corporation's Covington Gathering System in Tioga County, Pennsylvania ($4.6 million).
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
Utility
The majority of the Utility segment’s capital expenditures for 2014, 2013 and 2012 were made for replacement of mains and main extensions and for the replacement of service lines. The capital expenditures for 2014 and 2013 include $15.6 million and $9.1 million, respectively, related to the planned replacement of the Utility segment’s legacy mainframe systems, as discussed below.
Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2015	2016	2017
	(Millions)
Exploration and Production(1)	$650	$715	$790
Pipeline and Storage	250	480	160
Gathering	175	100	95
Utility	100	80	70
All Other	—	—	—
	$1,175	$1,375	$1,115

(1)
Includes estimated expenditures for the years ended September 30, 2015, 2016 and 2017 of approximately $239 million, $81 million and $146 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.

Exploration and Production
Estimated capital expenditures in 2015 for the Exploration and Production segment include approximately $585 million for the Appalachian region and $65 million for the West Coast region.
Estimated capital expenditures in 2016 for the Exploration and Production segment include approximately $645 million for the Appalachian region and $70 million for the West Coast region.
Estimated capital expenditures in 2017 for the Exploration and Production segment include approximately $715 million for the Appalachian region and $75 million for the West Coast region.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2015 through 2017 are expected to include: construction of new pipeline and compressor stations to support expansion projects, the replacement of transmission and storage lines, the reconditioning of storage wells and improvements of compressor stations. Expansion projects are discussed below.
In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing area — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of September 30, 2014, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.4 million.
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
In 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to a new interconnection with Tennessee Gas Pipeline ("TGP") at Mercer, Pennsylvania, a pooling point recently established at Tennessee’s Station 219 (“Mercer Expansion Project”). Supply Corporation has executed a service agreement with Range Resources for 105,000 Dth per day, all of the project capacity, for service which began November 1, 2014. The cost estimate is $33.9 million, of which $29.9 million is for expansion and $4.0 million is for system modernization. Supply Corporation has received authorization to construct the required approximately 3,550 horsepower of compression at Mercer, and replace 2.08 miles of 24" pipeline, all under its FERC blanket certificate authorization. As of September 30, 2014, approximately $27.7 million has been capitalized as Construction Work in Progress for the Mercer Expansion Project. The remainder is expected to be spent in fiscal 2015 and is included as Pipeline and Storage estimated capital expenditures in the table above.
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

The preliminary cost estimate is $76.2 million, of which $39.6 million is related to expansion and the remainder is for replacement.  Supply Corporation filed the FERC 7(c) application in early February 2014 and anticipates a FERC certificate in the second quarter of fiscal 2015. As of September 30, 2014, approximately $4.8 million has been capitalized as Construction Work in Progress for the Westside Expansion and Modernization Project. The remaining expenditures expected to be spent are included as Pipeline and Storage estimated capital expenditures in the table above.
Supply Corporation and TGP have jointly developed a project that will combine expansions on both pipeline systems, providing a seamless transportation path from TGP’s 300 Line in the Marcellus fairway to the TransCanada Pipeline delivery point at Niagara.  Supply Corporation has offered 140,000 Dth per day of capacity on its system to TGP under a lease, from its Ellisburg Station for redelivery to TGP in East Eden, New York (“Northern Access 2015”).  The project will provide Seneca Resources, TGP’s anchor shipper, with an outlet to premium Dawn indexed markets in Canada, for their Clermont Area Marcellus production.  The Northern Access 2015 project involves the construction of a new 15,400 horsepower compressor station in Hinsdale, New York and a 7,700 horsepower addition to its compressor station in Concord, New York, for service expected to commence in November 2015.  Supply Corporation and TGP have executed a precedent agreement incorporating the lease agreement, and both companies filed their respective FERC 7(c) applications in early March 2014 and anticipate a FERC certificate in the first quarter of fiscal 2015.  The preliminary cost estimate for the Northern Access 2015 project is $66 million. As of September 30, 2014, approximately $11.1 million has been capitalized as Construction Work in Progress for the Northern Access 2015 project. The remaining expenditures expected to be spent are included in Pipeline and Storage estimated capital expenditures in the table above.
Supply Corporation and Empire have been working with Seneca Resources to develop a project which would move significant prospective Marcellus production from its Western Development Area at Clermont to an interconnection on Empire with TransCanada Pipeline at Chippawa (“Northern Access 2016”). Similar to the Northern Access 2015 project, this project would provide an outlet to premium Dawn indexed markets in Canada in late 2016. The Northern Access 2016 project involves the construction of approximately 101 miles of 24” pipeline and 26,000 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is $410 million.  These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. Seneca Resources executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa on this project, and has been awarded the capacity by Supply Corporation and Empire following the close of their respective Open Seasons on June 26, 2014. On July 24, 2014, Supply Corporation and Empire initiated the FERC NEPA Pre-filing process on this project. As of September 30, 2014, approximately $3.7 million has been spent to study the Northern Access 2016 project. The Company has determined it is highly probable that the project will be built. Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.
On August 12, 2013, Empire concluded an Open Season, offering for the first time no-notice transportation and storage service to new and existing shippers on the Empire pipeline system. Rochester Gas & Electric (“RG&E”), Empire’s largest LDC connected market, has executed a precedent agreement to convert all 172,500 Dth per day of its standard firm transportation services to no-notice service, including 3.3 Bcf of no-notice storage service. The new services will provide RG&E with a superior flexible delivery service with daily and seasonal load balancing capabilities and greater access to Marcellus supplies. In addition, Empire has executed a precedent agreement with New York State Electric and Gas for 14,816 Dth per day of transportation capacity and a third agreement with Distribution Corporation for the remaining 34,500 Dth per day of project capacity, providing both LDCs with increased access to Marcellus supplies. The project would require Empire to construct a 17.2 mile, 12” pipeline and interconnection between Empire’s pipeline system and Supply Corporation’s system at Tuscarora, New York. It would also require Empire to modify its Oakfield compressor station and require Supply Corporation to construct approximately 1,380 horsepower of compression at its Tuscarora compressor station (“Tuscarora Lateral Project”).  Supply Corporation concluded an Open Season and has awarded to Empire the necessary storage services under a lease agreement.  Empire and Supply Corporation began the FERC pre-filing process on April 12, 2013, and both companies filed their FERC 7(c) applications in March 2014.  The preliminary cost estimate for the Tuscarora Lateral Project is $45.2 million. As of September 30, 2014, approximately $1.7 million has been capitalized as Construction Work in Progress for the Tuscarora Lateral Project. The remaining expenditures expected to be spent are included in Pipeline and Storage estimated capital expenditures in the table above.
Empire is developing an expansion of its system that would allow for the transportation of approximately 250,000 Dth per day of additional Marcellus supplies from Millennium Pipeline at Corning or from new interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line (“Central Tioga County Extension”). In addition, the connection to Supply Corporation afforded by the Tuscarora Lateral Project could allow those Marcellus supplies to be sourced from other parts of Supply Corporation. Such a configuration would likely involve facility investments on the Supply Corporation system as well. The preliminary cost estimate for the Central Tioga County Extension is $114 million to $150 million depending on requested receipt points. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2014, approximately $0.2 million has been spent to study the Central Tioga County Extension project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2014.
Gathering
The majority of the Gathering segment capital expenditures in 2015 through 2017 are expected to be for construction and expansion of gathering systems, as discussed below.
NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 40 miles of backbone and in-field gathering pipelines and two compressor stations. Estimated capital expenditures in 2015 through 2017 include anticipated expenditures in the range of $15 million to $25 million for the continued expansion of the Trout Run Gathering System. As of September 30, 2014, the Company has spent approximately $161.0 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2014.
NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The preliminary cost estimate for the continued buildout is anticipated to be in the range of $250 million to $450 million.  As of September 30, 2014, approximately $98.5 million has been spent on the Clermont Gathering System, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2014.
Utility
Capital expenditures for the Utility segment in 2015 through 2017 are expected to be concentrated in the areas of main and service line improvements and replacements and, to a lesser extent, the purchase of new equipment. Estimated capital expenditures in the Utility segment for 2015 through 2017 also include amounts for the planned replacement of the Utility segment’s legacy mainframe systems.  This includes estimated capital expenditures in 2015 of $30.0 million related to the replacement of the customer information system, which is scheduled to be placed in service in the summer of 2015. Estimated capital expenditures for the replacement of other legacy mainframe systems amount to $6.0 million for 2016 and $3.0 million for 2017.
Project Funding
The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings. Going forward, while the Company expects to use cash from operations as the first means of financing these projects, it is expected that the Company will issue short-term and long-term debt as necessary during fiscal 2015 to help meet its capital expenditure needs. The level of such short-term and long-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.

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
FINANCING CASH FLOW
Consolidated short-term debt increased $85.6 million when comparing the balance sheet at September 30, 2014 to the balance sheet at September 30, 2013. The maximum amount of short-term debt outstanding during the year ended September 30, 2014 was $96.3 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures and investments in corporations and/or partnerships, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At September 30, 2014, the Company had outstanding commercial paper of $85.6 million. The Company did not have any outstanding short-term notes payable to banks at September 30, 2014.
The Company maintains a $750.0 million syndicated committed credit facility, which commitment extends through January 6, 2017. As of the date of filing of this Form 10-K, the Company is pursuing options to refinance this facility with a substantially similar syndicated committed credit facility. The Company expects the new credit facility would total $750.0 million and would extend for five years from the date the parties enter into it. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines.
The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At September 30, 2014, the commercial paper program was backed by the $750.0 million syndicated committed credit facility. Under the committed credit facility, the Company agreed that its debt to capitalization ratio would not exceed .65 at the last day of any fiscal quarter through January 6, 2017. At September 30, 2014, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would have permitted an additional $2.74 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
The Company’s $750.0 million committed credit facility contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2014, the Company did not have any debt outstanding under the committed credit facility.

Under the Company’s existing indenture covenants, at September 30, 2014, the Company would have been permitted to issue up to a maximum of $1.92 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.
The Company’s 1974 indenture pursuant to which $99.0 million (or 6.0%) of the Company’s long-term debt (as of September 30, 2014) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
The Company’s embedded cost of long-term debt was 5.58% at both September 30, 2014 and September 30, 2013. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
None of the Company’s long-term debt at September 30, 2014 and 2013 had a maturity date within the following twelve-month period.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $40.8 million. These leases have been entered into for the use of compressors, drilling rigs, buildings, meters and other items and are accounted for as operating leases.

CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2014, and the twelve-month periods over which they occur:

	Payments by Expected Maturity Dates
	2015	2016	2017	2018	2019	Thereafter	Total
	(Millions)
Long-Term Debt, including interest expense(1)	$91.9	$91.9	$91.9	$383.0	$313.3	$1,249.9	$2,221.9
Operating Lease Obligations	$16.0	$5.8	$5.7	$5.6	$5.3	$2.4	$40.8
Purchase Obligations:
Gas Purchase Contracts(2)	$217.1	$2.5	$1.0	$—	$—	$—	$220.6
Transportation and Storage Contracts(3)	$46.7	$64.2	$90.8	$91.8	$82.1	$845.1	$1,220.7
Hydraulic Fracturing and Fuel Obligations	$95.3	$24.0	$0.2	$—	$—	$—	$119.5
Pipeline, Compressor and Gathering Projects	$103.9	$0.5	$—	$—	$—	$—	$104.4
Mainframe Replacement Project	$21.0	$5.0	$—	$—	$—	$—	$26.0
Other	$14.5	$9.9	$6.3	$2.7	$2.7	$2.2	$38.3

(1)
Refer to Note E — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense.

(2)	Gas prices are variable based on the NYMEX prices adjusted for basis.

(3)
Transportation service contractual obligations include the following precedent agreements executed by the Exploration and Production segment for transportation of Appalachian gas: zero for 2015, $13.8 million for 2016, $42.9 million for 2017, $45.0 million for 2018, $55.5 million for 2019 and $797.7 million thereafter.

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
The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). The Company has been making contributions to the Retirement Plan over the last several years and anticipates that it will continue making contributions to the Retirement Plan. During 2014, the Company contributed $33.5 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2015 will be in the range of $15.0 million to $25.0 million.
Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in 2015 in order to be in compliance with the Pension Protection Act of 2006 (as impacted by the Moving Ahead for Progress in the 21st Century Act). In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (the Act), was passed by Congress and signed by the President. The Act included pension funding stabilization provisions. The Highway and Transportation Funding Act of 2014 (HAFTA) was passed by Congress on July 2014 and signed by the President in August 2014. HAFTA extended certain funding stabilization provisions of the Act signed into law in 2012. The Company is continually evaluating its future contributions in light of the provisions of these laws. The Company expects that all subsidiaries having employees covered by the Retirement Plan will make contributions to the Retirement Plan. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through short-term borrowings or cash from operations.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and 401(h) accounts over the last several years and anticipates that it will continue making contributions to the VEBA trusts and 401(h) accounts. During 2014, the Company contributed $2.0 million to its VEBA trusts and 401(h) accounts. The Company anticipates that the annual contribution to its VEBA trusts and 401(h) accounts in 2015 will be in the range of $2.0 million to $5.0 million. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments.
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
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and futures contracts, as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production and Energy Marketing segments. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2014 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.
On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets.  Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives have or will become effective as federal agencies (including the CFTC, various banking regulators and the SEC) adopt rules to implement the law.  Among other things, the Dodd-Frank Act (1) regulates certain participants in the swaps markets, including new entities defined as “swap dealers” and “major swap participants,” (2) requires clearing and exchange-trading of certain swaps that the CFTC determines must be cleared, (3) requires reporting and recordkeeping of swaps, and (4) enhances the CFTC’s enforcement authority, including the authority to establish position limits on derivatives and increases penalties for violations of the Commodity Exchange Act.  For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk.  Nevertheless, other rules that are being developed could have a significant impact on the Company.  For example, the CFTC has imposed numerous registration, swaps documentation, business conduct, reporting, and recordkeeping requirements on swap dealers and major swap participants, which frequently are counterparties to the Company’s derivative hedging transactions. Similarly, the CFTC and various banking regulators have proposed rules that would require swap dealers and major swap participants subject to their jurisdiction to comply with certain obligations relating to capitalization and the collection of initial and variation margin from certain counterparties, although the recent proposals do not mandate the collection of margin from counterparties that qualify as non-financial end users, such as the Company. Regardless of the final capital and margin rules, concern remains that swap dealers and major swap participants will pass along their increased costs stemming from the final and proposed rules through higher transaction costs and prices or other direct or indirect costs. In addition, while the Company expects to be exempt from the Dodd-Frank Act’s requirement that certain swaps be cleared and traded on exchanges or swap execution facilities, the cost of entering into a non-exchange cleared swap that is available as an exchange cleared swap may be greater.  The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, documentation, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.  The Company continues to monitor these developments but cannot predict the impact the Dodd-Frank Act may ultimately have on its operations.
In accordance with the authoritative guidance for fair value measurements, the Company has identified certain inputs used to recognize fair value as Level 3 (unobservable inputs). The Level 3 derivative net assets (at September 30, 2014) and net liabilities (at September 30, 2013) relate to crude oil swap agreements used to hedge forecasted sales at a specific location (southern California). The Company’s internal model that is used to calculate fair value applies a historical basis differential (between the sales locations and NYMEX) to a forward NYMEX curve because there is not a forward curve specific to this sales location. The Company does not believe that the fair value recorded would be significantly different from what it expects to receive upon settlement.
The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net assets (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities. The Level 3 derivative net assets amount to $1.4 million at September 30, 2014 and represent 1.0% of the Total Net Assets shown in Item 8 at Note F — Fair Value Measurements at September 30, 2014.
The change from a net fair value liability to a net fair value asset of the Level 3 positions from October 1, 2013 to September 30, 2014, as shown in Item 8 at Note F, was attributable to a decrease in the commodity price of crude oil relative to the swap prices during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at September 30, 2014.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2014, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.
The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2014. At September 30, 2014, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2018.
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2015	2016	2017	2018	Total
Notional Quantities (Equivalent Bcf)	92.6	63.0	44.8	5.3	205.7
Weighted Average Fixed Rate (per Mcf)	$4.26	$4.30	$4.46	$4.81	$4.33
Weighted Average Variable Rate (per Mcf)	$3.90	$3.94	$4.11	$4.49	$3.97
Of the total Bcf above, 0.5 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $4.41 per Mcf. The remaining 205.2 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $4.33 per Mcf.
Crude Oil Price Swap Agreements

	Expected Maturity Dates
	2015	2016	2017	2018	Total
Notional Quantities (Equivalent Bbls)	1,557,000	1,269,000	384,000	75,000	3,285,000
Weighted Average Fixed Rate (per Bbl)	$95.27	$92.95	$92.30	$91.00	$93.93
Weighted Average Variable Rate (per Bbl)	$93.29	$94.00	$95.54	$94.58	$93.85
At September 30, 2014, the Company would have received from its respective counterparties an aggregate of approximately $71.5 million to terminate the natural gas price swap agreements outstanding at that date. The Company would have to pay its respective counterparties an aggregate of approximately $0.3 million to terminate the crude oil price swap agreements outstanding at September 30, 2014.
At September 30, 2013, the Company had natural gas price swap agreements covering 213.8 Bcf at a weighted average fixed rate of $4.33 per Mcf. The Company also had crude oil price swap agreements covering 4,299,000 Bbls at a weighted average fixed rate of $96.39 per Bbl.
The following table discloses the net contract volume purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2014, the Company did not hold any futures contracts with maturity dates extending beyond 2018.
Futures Contracts

	Expected Maturity Dates
	2015	2016	2017	2018	Total
Net Contract Volume Purchased (Sold) (Equivalent Bcf)	6.8	3.2	0.3	0.1	10.4
Weighted Average Contract Price (per Mcf)	$4.37	$4.40	$4.58	$4.68	$4.40
Weighted Average Settlement Price (per Mcf)	$4.36	$4.42	$4.56	$4.77	$4.40

At September 30, 2014, the Company had long (purchased) contracts covering 18.1 Bcf of gas extending through 2018 at a weighted average contract price of $4.30 per Mcf and a weighted average settlement price of $4.23 per Mcf. Of this amount, 15.2 Bcf is accounted for as fair value hedges and are used by the Company’s Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed due to the fixed price gas sales commitments that it enters into with certain residential, commercial, industrial, public authority and wholesale customers. The remaining 2.9 Bcf is accounted for as cash flow hedges used to hedge against rising prices related to anticipated gas purchases for potential injections into storage. The Company would have paid $1.3 million to terminate these contracts at September 30, 2014.
At September 30, 2014, the Company had short (sold) contracts covering 7.7 Bcf of gas extending through 2018 at a weighted average contract price of $4.64 per Mcf and a weighted average settlement price of $4.46 per Mcf. Of this amount, 7.3 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Company's Energy Marketing segment. The remaining 0.4 Bcf is accounted for as fair value hedges, the majority of which are used to hedge against falling prices, a risk to which the Energy Marketing segment is exposed due to the fixed price gas purchase commitments that it enters into with certain natural gas suppliers. The Company would have received $1.4 million to terminate these contracts at September 30, 2014.
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
Refer to Item 8 at Note G — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term fixed rate debt is $1.8 billion at September 30, 2014. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$—	$—	$—	$300.0	$250.0	$1,099.0	$1,649.0
Weighted Average Interest Rate Paid	—	—	—	6.5%	8.8%	4.6%	5.6%
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
Following negotiations and other proceedings, on December 6, 2013, Distribution Corporation filed an agreement, also executed by the Department of Public Service and intervenors, extending existing rates through, at a minimum, September 30, 2015. Although customer rates were not changed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement authorizes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  The Consolidated Balance Sheet at September 30, 2013 reflected a $7.5 million ($4.9 million after-tax) refund provision related to the settlement agreement. This amount was passed back to ratepayers during 2014 after the NYPSC approved the settlement agreement without modification in an order issued on May 8, 2014.
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
ENVIRONMENTAL MATTERS
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and comply with regulatory requirements.
For further discussion of the Company's environmental exposures, refer to Item 8 at Note I — Commitments and Contingencies under the heading “Environmental Matters.”
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions.  While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form.  In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act.  For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling.  Compliance with these rules will not materially change the Company’s ongoing emissions–limiting technologies and practices, and is not expected to have a significant impact on the Company.  In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases.  Legislation or regulation that restricts carbon emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. International, federal, state or regional climate change and greenhouse gas measures could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. Climate change and greenhouse gas initiatives, and incentives to conserve energy or use alternative energy sources, could also reduce demand for oil and natural gas.  But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
NEW AUTHORITATIVE ACCOUNTING AND FINANCIAL REPORTING GUIDANCE
For discussion of the recently issued authoritative accounting and financial reporting guidance, refer to Item 8 at Note A — Summary of Significant Accounting Policies under the heading “New Authoritative Accounting and Financial Reporting Guidance.”
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

6.
Changes in price differential between similar quantities of natural gas or oil at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of National Fuel Gas Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
November 21, 2014

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2014	2013	2012
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues	$2,113,081	$1,829,551	$1,626,853
Operating Expenses
Purchased Gas	605,838	460,432	415,589
Operation and Maintenance	463,078	442,090	401,397
Property, Franchise and Other Taxes	90,711	82,431	90,288
Depreciation, Depletion and Amortization	383,781	326,760	271,530
	1,543,408	1,311,713	1,178,804
Operating Income	569,673	517,838	448,049
Other Income (Expense):
Other Income	9,461	4,697	5,133
Interest Income	4,170	4,335	3,689
Interest Expense on Long-Term Debt	(90,194)	(90,273)	(82,002)
Other Interest Expense	(4,083)	(3,838)	(4,238)
Income Before Income Taxes	489,027	432,759	370,631
Income Tax Expense	189,614	172,758	150,554
Net Income Available for Common Stock	299,413	260,001	220,077
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	1,442,617	1,306,284	1,206,022
	1,742,030	1,566,285	1,426,099
Dividends on Common Stock	(127,669)	(123,668)	(119,815)
Balance at End of Year	$1,614,361	$1,442,617	$1,306,284
Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$3.57	$3.11	$2.65
Diluted:
Net Income Available for Common Stock	$3.52	$3.08	$2.63
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	83,929,989	83,518,857	83,127,844
Used in Diluted Calculation	84,952,347	84,341,220	83,739,771

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2014	2013	2012
	(Thousands of dollars)
Net Income Available for Common Stock	$299,413	$260,001	$220,077
Other Comprehensive Income (Loss), Before Tax:
Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(8,280)	55,940	(27,552)
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	9,203	15,282	10,270
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	3,863	5,041	3,545
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	5,334	91,790	(7,248)
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	(662)	—	—
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	17,647	(36,029)	(65,691)
Other Comprehensive Income (Loss), Before Tax	27,105	132,024	(86,676)
Income Tax Expense (Benefit) Related to the Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(2,720)	21,304	(10,144)
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	3,370	5,650	3,836
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	1,398	1,847	1,311
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	529	38,236	(8,244)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	(242)	—	—
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	9,515	(14,799)	(22,114)
Income Taxes — Net	11,850	52,238	(35,355)
Other Comprehensive Income (Loss)	15,255	79,786	(51,321)
Comprehensive Income	$314,668	$339,787	$168,756

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2014	2013
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$8,245,791	$7,313,203
Less — Accumulated Depreciation, Depletion and Amortization	2,502,700	2,161,477
	5,743,091	5,151,726
Current Assets
Cash and Temporary Cash Investments	36,886	64,858
Hedging Collateral Deposits	2,734	1,094
Receivables — Net of Allowance for Uncollectible Accounts of $31,811 and $27,144, Respectively	149,735	133,182
Unbilled Revenue	25,663	19,483
Gas Stored Underground	39,422	51,484
Materials and Supplies — at average cost	27,817	29,904
Unrecovered Purchased Gas Costs	—	12,408
Other Current Assets	54,752	56,905
Deferred Income Taxes	40,323	79,359
	377,332	448,677
Other Assets
Recoverable Future Taxes	163,485	163,355
Unamortized Debt Expense	14,304	16,645
Other Regulatory Assets	224,436	252,568
Deferred Charges	14,212	9,382
Other Investments	86,788	96,308
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	36,512	22,774
Fair Value of Derivative Financial Instruments	72,606	48,989
Other	1,355	2,447
	619,174	617,944
Total Assets	$6,739,597	$6,218,347
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 84,157,220 Shares and 83,661,969 Shares, Respectively	$84,157	$83,662
Paid In Capital	716,144	687,684
Earnings Reinvested in the Business	1,614,361	1,442,617
Accumulated Other Comprehensive Loss	(3,979)	(19,234)
Total Comprehensive Shareholders’ Equity	2,410,683	2,194,729
Long-Term Debt, Net of Current Portion	1,649,000	1,649,000
Total Capitalization	4,059,683	3,843,729
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	85,600	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	136,674	105,283
Amounts Payable to Customers	33,745	12,828
Dividends Payable	32,400	31,373
Interest Payable on Long-Term Debt	29,960	29,960
Customer Advances	19,005	21,959
Customer Security Deposits	15,761	16,183
Other Accruals and Current Liabilities	136,672	83,946
Fair Value of Derivative Financial Instruments	759	639
	490,576	302,171
Deferred Credits
Deferred Income Taxes	1,456,283	1,347,007
Taxes Refundable to Customers	91,736	85,655
Unamortized Investment Tax Credit	1,145	1,579
Cost of Removal Regulatory Liability	173,199	157,622
Other Regulatory Liabilities	81,152	61,549
Pension and Other Post-Retirement Liabilities	134,202	158,014
Asset Retirement Obligations	117,713	119,511
Other Deferred Credits	133,908	141,510
	2,189,338	2,072,447
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$6,739,597	$6,218,347
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2014	2013	2012
	(Thousands of dollars)
Operating Activities
Net Income Available for Common Stock	$299,413	$260,001	$220,077
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	383,781	326,760	271,530
Deferred Income Taxes	142,415	167,887	144,150
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(4,641)	(675)	(985)
Elimination of Other Post-Retirement Regulatory Liability	—	—	(21,672)
Stock-Based Compensation	11,763	12,446	7,939
Other	14,063	14,965	5,013
Change in:
Hedging Collateral Deposits	(1,640)	(730)	19,337
Receivables and Unbilled Revenue	(22,781)	(17,135)	13,859
Gas Stored Underground and Materials and Supplies	13,285	(3,016)	5,405
Unrecovered Purchased Gas Costs	12,408	(12,408)	—
Other Current Assets	(3,630)	(109)	9,790
Accounts Payable	15,149	8,303	(16,773)
Amounts Payable to Customers	20,917	(7,136)	4,445
Customer Advances	(2,954)	(2,096)	4,412
Customer Security Deposits	(422)	(1,759)	621
Other Accruals and Current Liabilities	6,872	666	10,633
Other Assets	18,513	(5,757)	(4,396)
Other Liabilities	6,879	(1,635)	(14,375)
Net Cash Provided by Operating Activities	909,390	738,572	659,010
Investing Activities
Capital Expenditures	(914,417)	(703,461)	(1,035,007)
Other	5,982	(2,522)	446
Net Cash Used in Investing Activities	(908,435)	(705,983)	(1,034,561)
Financing Activities
Change in Notes Payable to Banks and Commercial Paper	85,600	(171,000)	131,000
Excess Tax Benefits Associated with Stock-Based Compensation Awards	4,641	675	985
Net Proceeds from Issuance of Long-Term Debt	—	495,415	496,085
Reduction of Long-Term Debt	—	(250,000)	(150,000)
Net Proceeds from Issuance of Common Stock	7,474	5,395	10,345
Dividends Paid on Common Stock	(126,642)	(122,710)	(118,798)
Net Cash Provided By (Used in) Financing Activities	(28,927)	(42,225)	369,617
Net Decrease in Cash and Temporary Cash Investments	(27,972)	(9,636)	(5,934)
Cash and Temporary Cash Investments At Beginning of Year	64,858	74,494	80,428
Cash and Temporary Cash Investments At End of Year	$36,886	$64,858	$74,494
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$91,927	$91,215	$79,820
Income Taxes	$40,944	$13,187	$474
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$136,628	$81,138	$67,503

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
The Company’s Utility segment records revenue for gas sales and transportation in the period that gas is delivered to customers. This includes the recording of receivables for gas delivered but not yet billed to customers based on the Company's estimate of the amount of gas delivered between the last meter reading date and the end of the accounting period. Such receivables are a component of Unbilled Revenue on the Consolidated Balance Sheets.
The Company’s Energy Marketing segment records revenue for gas sales in the period that gas is delivered to customers. This includes the recording of receivables for gas delivered but not yet billed to customers based on the Company's estimate of the amount of gas delivered between the last meter reading date and the end of the accounting period. Such receivables are a component of Unbilled Revenue on the Consolidated Balance Sheets.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Property, Plant and Equipment
In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Under this methodology, all costs associated with property acquisition, exploration and development activities are capitalized, including internal costs directly identified with acquisition, exploration and development activities. The internal costs that are capitalized do not include any costs related to production, general corporate overhead, or similar activities. The Company does not recognize any gain or loss on the sale or other disposition of oil and gas properties unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For further discussion of capitalized costs, refer to Note M — Supplementary Information for Oil and Gas Producing Activities.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2014, 2013, and 2012, estimated future net cash flows were decreased by $33.6 million and increased by $71.6 million and $128.4 million, respectively. At September 30, 2014, the ceiling exceeded the book value of the oil and gas properties by approximately $148.4 million.
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
 Depreciation, Depletion and Amortization
For oil and gas properties, depreciation, depletion and amortization is computed based on quantities produced in relation to proved reserves using the units of production method. The cost of unproved oil and gas properties is excluded from this computation. In the All Other category, for timber properties, depletion, determined on a property by property basis, is charged to operations based on the actual amount of timber cut in relation to the total amount of recoverable timber. For all other property, plant and equipment, depreciation and amortization is computed using the straight-line method in amounts sufficient to recover costs over the estimated service lives of property in service. The following is a summary of depreciable plant by segment:

	As of September 30
	2014	2013
	(Thousands)
Exploration and Production	$3,996,834	$3,437,767
Pipeline and Storage	1,609,593	1,547,192
Gathering	239,507	130,082
Utility	1,833,104	1,778,140
Energy Marketing	3,366	3,460
All Other and Corporate	108,986	109,690
	$7,791,390	$7,006,331

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2014	2013	2012
Exploration and Production, per Mcfe(1)	$1.85	$2.02	$2.25
Pipeline and Storage	2.4%	2.5%	2.9%
Gathering	3.3%	3.7%	3.3%
Utility	2.6%	2.6%	2.6%
Energy Marketing	5.8%	3.9%	3.6%
All Other and Corporate	0.9%	1.3%	1.1%

(1)
Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note M — Supplementary Information for Oil and Gas Producing Properties, depletion of oil and gas producing properties amounted to $1.82, $1.98 and $2.19 per Mcfe of production in 2014, 2013 and 2012, respectively.

Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2014 and 2013 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2014, 2013 and 2012, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
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
For effective cash flow hedges, the offset to the asset or liability that is recorded is a gain or loss recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss recorded in accumulated other comprehensive income (loss) remains there until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues or purchased gas expense on the Consolidated Statements of Income. Reference is made to Note G - Financial Instruments for further discussion concerning cash flow hedges.
For fair value hedges, the offset to the asset or liability that is recorded is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statements of Income. However, in the case of fair value hedges, the Company also records an asset or liability on the Consolidated Balance Sheets representing the change in fair value of the asset or firm commitment that is being hedged (see Other Current Assets section in this footnote). The offset to this asset or liability is a gain or loss recorded to operating revenues or purchased gas expense on the Consolidated Statements of Income as well. If the fair value hedge is effective, the gain or loss from the derivative financial instrument is offset by the gain or loss that arises from the change in fair value of the asset or firm

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

commitment that is being hedged. Reference is made to Note G - Financial Instruments for further discussion concerning fair value hedges.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) and changes for the year ended September 30, 2014, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2014
Balance at October 1, 2013	$30,722	$6,337	$(56,293)	$(19,234)
Other Comprehensive Gains and Losses Before Reclassifications	4,805	2,465	(5,560)	1,710
Amounts Reclassified From Other Comprehensive Loss	8,132	(420)	5,833	13,545
Balance at September 30, 2014	$43,659	$8,382	$(56,020)	$(3,979)
The amounts included in accumulated other comprehensive income (loss) related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service credit was $0.2 million and $0.3 million at September 30, 2014 and 2013, respectively. The total amount for accumulated losses was $56.2 million and $56.6 million at September 30, 2014 and 2013, respectively.
Reclassifications Out of Accumulated Other Comprehensive Loss
The details about the reclassification adjustments out of accumulated other comprehensive loss for the year ended September 30, 2014 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss for the Year Ended September 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($14,880)	Operating Revenues
Commodity Contracts	(2,767)	Purchased Gas
Gains (Losses) on Securities Available for Sale	662	Other Income
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Credit	131	(1)
Net Actuarial Loss	(9,334)	(1)
	(26,188)	Total Before Income Tax
	12,643	Income Tax Expense
	($13,545)	Net of Tax

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note H — Retirement Plan and Other Post-Retirement Benefits for additional details.

Gas Stored Underground — Current
In the Utility segment, gas stored underground — current in the amount of $25.3 million is carried at lower of cost or market, on a LIFO method. Based upon the average price of spot market gas purchased in September 2014, including transportation costs, the current cost of replacing this inventory of gas stored underground — current exceeded the amount stated on a LIFO basis by approximately $33.2 million at September 30, 2014. All other gas stored underground — current, which is in the Energy Marketing segment, is carried at an average cost method, subject to lower of cost or market adjustments.
Unamortized Debt Expense
Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt.
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2014, the remaining weighted average amortization period for such costs was approximately 5 years.
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
The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest relating to uncertain tax positions in Other Interest Expense and penalties in Other Income.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2014	2013
	(Thousands)
Prepayments	$10,079	$10,605
Prepaid Property and Other Taxes	13,743	13,079
Federal Income Taxes Receivable	8,211	1,122
State Income Taxes Receivable	—	3,275
Fair Values of Firm Commitments	—	1,829
Regulatory Assets	22,719	26,995
	$54,752	$56,905
Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2014	2013
	(Thousands)
Accrued Capital Expenditures	$80,348	$41,100
Regulatory Liabilities	18,072	20,013
State Income Taxes Payable	5,798	—
Other	32,454	22,833
	$136,672	$83,946
Customer Advances
The Company’s Utility and Energy Marketing segments have balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2014 and 2013, customers in the balanced billing programs had advanced excess funds of $19.0 million and $22.0 million, respectively.
Customer Security Deposits
The Company, in its Utility, Pipeline and Storage, and Energy Marketing segments, often times requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2014 and 2013, the Company had received customer security deposits amounting to $15.8 million and $16.2 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2014, 2013 and 2012, 1,007 securities, 181,418 securities and 844,872 securities were excluded as being antidilutive, respectively.
Stock-Based Compensation
The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, performance units or performance shares. The Company follows authoritative guidance which requires the measurement and recognition of compensation cost at fair value for all share-based payments. Stock options and SARs under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no stock option or SAR is exercisable less than one year or more than ten years after the date of each grant. The Company has chosen the Black-Scholes-Merton closed form model to calculate the compensation expense associated with stock options and SARs.
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
Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied. Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period. For performance shares based on a return on capital goal, the fair value at the date of grant of the performance shares is determined by multiplying the expected number of performance shares to be issued by the market value of Company common stock on the date of grant reduced by the present value of forgone dividends. For performance shares based on a total shareholder return goal, the Company uses the Monte Carlo simulation technique to estimate the fair value price at the date of grant.
Refer to Note E — Capitalization and Short-Term Borrowings under the heading “Stock Option and Stock Award Plans” for additional disclosures related to stock-based compensation awards for all plans.
New Authoritative Accounting and Financial Reporting Guidance
In May 2014, the FASB issued authoritative guidance regarding revenue recognition. The authoritative guidance provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the Company’s asset retirement obligations are shown below:

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Balance at Beginning of Year	$119,511	$119,246	$75,731
Liabilities Incurred and Revisions of Estimates	(2,496)	(4,796)	41,653
Liabilities Settled	(6,955)	(1,744)	(2,997)
Accretion Expense	7,653	6,805	4,859
Balance at End of Year	$117,713	$119,511	$119,246
Note C — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2014	2013
	(Thousands)
Regulatory Assets(1):
Pension Costs(2) (Note H)	$164,804	$187,181
Post-Retirement Benefit Costs(2) (Note H)	17,128	29,838
Recoverable Future Taxes (Note D)	163,485	163,355
Environmental Site Remediation Costs(2) (Note I)	25,645	18,104
NYPSC Assessment(3)	12,730	13,169
Asset Retirement Obligations(2) (Note B)	12,006	11,837
Unamortized Debt Expense (Note A)	2,747	3,276
Other(4)	14,842	19,434
Total Regulatory Assets	413,387	446,194
Less: Amounts Included in Other Current Assets	(22,719)	(26,995)
Total Long-Term Regulatory Assets	$390,668	$419,199

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30
	2014	2013
	(Thousands)
Regulatory Liabilities:
Cost of Removal Regulatory Liability	$173,199	$157,622
Taxes Refundable to Customers (Note D)	91,736	85,655
Post-Retirement Benefit Costs (Note H)	53,650	37,923
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	33,745	12,828
Off-System Sales and Capacity Release Credits(5)	12,805	10,228
Other(6)	32,769	33,411
Total Regulatory Liabilities	397,904	337,667
Less: Amounts included in Current and Accrued Liabilities	(51,817)	(32,841)
Total Long-Term Regulatory Liabilities	$346,087	$304,826

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

(3)
Amounts are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2014 and September 30, 2013 since such amounts are expected to be recovered from ratepayers in the next 12 months.

(4)
$9,989 and $13,826 are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $4,853 and $5,608 are included in Other Regulatory Assets on the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively.

(5)
Amounts are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2014 and September 30, 2013 since such amounts are expected to be passed back to ratepayers in the next 12 months.

(6)
$5,267 and $9,785 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $27,502 and $23,626 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively.

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liability in recognition of the fact that the Company has collected dollars from the customer that will be used in the future to fund asset retirement costs.

NYPSC Assessment
On April 7, 2009, the Governor of the State of New York signed into law an amendment to the Public Service Law increasing the allowed utility assessment from the then current rate of one-third of one percent to one percent of a utility’s in-state gross operating revenue, together with a temporary surcharge (expiring March 31, 2014) equal, as applied, to an additional one percent of the utility’s in-state gross operating revenue. Pursuant to a New York State budget agreement in 2014, the temporary increase in the assessment will be phased out over a three year period ending July 1, 2017. The NYPSC, in a generic proceeding initiated for the purpose of implementing the amended law, has authorized the recovery, through rates, of the full cost of the increased assessment. The assessment is currently being applied to customer bills in the Utility segment’s New York jurisdiction.
NYPSC Rate Proceeding

Following negotiations and other proceedings, on December 6, 2013, Distribution Corporation filed an agreement, also executed by the Department of Public Service and intervenors, extending existing rates through, at a minimum, September 30, 2015. Although customer rates were not changed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement authorizes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% would be allocated to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  The Consolidated Balance Sheet at September 30, 2013 reflected a $7.5 million refund provision related to the settlement agreement. This amount was passed back to ratepayers during 2014 after the NYPSC approved the settlement agreement without modification in an order issued on May 8, 2014.
Off-System Sales and Capacity Release Credits
The Company, in its Utility segment, has entered into off-system sales and capacity release transactions. Most of the margins on such transactions are returned to the customer with only a small percentage being retained by the Company. The amount owed to the customer has been deferred as a regulatory liability.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note D — Income Taxes
The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Current Income Taxes —
Federal	$34,579	$(632)	$(8)
State	12,620	5,503	6,412
Deferred Income Taxes —
Federal	116,143	130,318	111,176
State	26,272	37,569	32,974
	189,614	172,758	150,554
Deferred Investment Tax Credit	(434)	(426)	(581)
Total Income Taxes	$189,180	$172,332	$149,973
Presented as Follows:
Other Income	$(434)	$(426)	$(581)
Income Tax Expense	189,614	172,758	150,554
Total Income Taxes	$189,180	$172,332	$149,973
Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2014	2013	2012
	(Thousands)
U.S. Income Before Income Taxes	$488,593	$432,333	$370,050
Income Tax Expense, Computed at U.S. Federal Statutory Rate of 35%	$171,008	$151,317	$129,518
Increase (Reduction) in Taxes Resulting from:
State Income Taxes	25,280	27,997	25,601
Miscellaneous	(7,108)	(6,982)	(5,146)
Total Income Taxes	$189,180	$172,332	$149,973

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2014	2013
	(Thousands)
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,614,515	$1,504,187
Pension and Other Post-Retirement Benefit Costs	113,248	124,021
Other	87,935	75,419
Total Deferred Tax Liabilities	1,815,698	1,703,627
Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(124,452)	(130,256)
Tax Loss and Credit Carryforwards	(171,423)	(215,262)
Other	(103,863)	(90,461)
Total Deferred Tax Assets	(399,738)	(435,979)
Total Net Deferred Income Taxes	$1,415,960	$1,267,648
Presented as Follows:
Deferred Tax Liability/(Asset) — Current	$(40,323)	$(79,359)
Deferred Tax Liability — Non-Current	1,456,283	1,347,007
Total Net Deferred Income Taxes	$1,415,960	$1,267,648
As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Tax benefits of $4.6 million and $0.7 million relating to the excess stock-based compensation deductions were recorded in Paid in Capital during the years ended September 30, 2014 and September 30, 2013, respectively. Cumulative tax benefits of $34.2 million remain as of September 30, 2014 and September 30, 2013 and will be recorded in Paid in Capital in future years when such tax benefits are realized.
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $91.7 million and $85.7 million at September 30, 2014 and 2013, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $163.5 million and $163.4 million at September 30, 2014 and 2013, respectively. Included in the above are regulatory liabilities and assets relating to the tax accounting method change noted below. The amounts are as follows: regulatory liabilities of $52.6 million as of September 30, 2014 and 2013 and regulatory assets of $85.3 million and $82.5 million as of September 30, 2014 and 2013, respectively.
The following is a reconciliation of the change in unrecognized tax benefits:

	Year Ended September 30
	2014	2013	2012
	(Thousands)
Balance at Beginning of Year	$2,001	$11,170	$7,766
Additions for Tax Positions Related to Current Year	—	700	1,600
Additions for Tax Positions of Prior Years	2,447	164	2,751
Reductions for Tax Positions of Prior Years	(1,301)	(10,033)	(947)
Balance at End of Year	$3,147	$2,001	$11,170

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of certain examinations in progress (discussed below), the Company anticipates the balance of unrecognized tax benefits could be reduced during the next 12 months. As of September 30, 2014, the entire balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.
The IRS is currently conducting examinations of the Company for fiscal 2014 and fiscal 2013 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. The federal statute of limitations remains open for fiscal 2009 and later years. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. During the year ended September 30, 2013, local IRS examiners issued no-change reports for fiscal 2009, fiscal 2010 and fiscal 2011. During the year ended September 30, 2014, local IRS examiners issued a no-change report for fiscal 2012. The IRS has reserved the right to re-examine these years, pending the anticipated issuance of IRS guidance addressing the issue for natural gas utilities.
The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.
As of September 30, 2014, the Company has a federal net operating loss (NOL) carryover of $367 million, which expires in varying amounts between 2023 and 2033, and minimum tax credit carryforwards of $36 million, that have no expiration date. Approximately $10 million of the NOL carryforward is subject to certain annual limitations, and $87 million is attributable to excess tax deductions related to stock-based compensation as discussed above. In addition, the Company has state NOL carryovers in Pennsylvania, California and New York of $297 million, $183 million and $103 million, respectively, which begin to expire in varying amounts between 2025 and 2033.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note E — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2011	82,813	$82,813	$650,749	$1,206,022		$(47,699)
Net Income Available for Common Stock				220,077
Dividends Declared on Common Stock ($1.44 Per Share)				(119,815)
Other Comprehensive Loss, Net of Tax						(51,321)
Share-Based Payment Expense(2)			7,156
Common Stock Issued Under Stock and Benefit Plans(1)	517	517	11,596
Balance at September 30, 2012	83,330	83,330	669,501	1,306,284		(99,020)
Net Income Available for Common Stock				260,001
Dividends Declared on Common Stock ($1.48 Per Share)				(123,668)
Other Comprehensive Income, Net of Tax						79,786
Share-Based Payment Expense(2)			11,537
Common Stock Issued Under Stock and Benefit Plans(1)	332	332	6,646
Balance at September 30, 2013	83,662	83,662	687,684	1,442,617		(19,234)
Net Income Available for Common Stock				299,413
Dividends Declared on Common Stock ($1.52 Per Share)				(127,669)
Other Comprehensive Income, Net of Tax						15,255
Share-Based Payment Expense(2)			10,654
Common Stock Issued Under Stock and Benefit Plans(1)	495	495	17,806
Balance at September 30, 2014	84,157	$84,157	$716,144	$1,614,361	(3)	$(3,979)

(1)	Paid in Capital includes tax benefits of $4.6 million, $0.7 million and $1.0 million for September 30, 2014, 2013 and 2012, respectively, related to stock-based compensation.

(2)
Paid in Capital includes compensation costs associated with stock option, SARs, performance share and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

(3)
The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2014, $1.5 billion of accumulated earnings was free of such limitations.

Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent agent. During 2014, the Company issued 93,731 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 69,729 original issue shares of common stock for the Company's 401(k) plans.
During 2014, the Company issued 433,602 original issue shares of common stock as a result of stock option and SARs exercises and 12,432 original issue shares of common stock for restricted stock units that vested. Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During 2014, 126,321 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. There were also 3,334 restricted stock award shares forfeited during 2014.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 15,412 original issue shares of common stock during 2014.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Stock-based compensation expense for the years ended September 30, 2014, 2013 and 2012 was approximately $10.5 million, $11.5 million, and $7.2 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2014, 2013 and 2012 was approximately $4.3 million, $4.6 million and $2.9 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million and less than $0.1 million was capitalized under these rules during the years ended September 30, 2014 and 2013, respectively. Nothing was capitalized during the year ended September 30, 2012.
The Company realized excess tax benefits related to stock-based compensation of $3.1 million, $3.6 million, and $14.2 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The Company recorded tax benefits of $4.6 million, $0.7 million, and $1.0 million in the fiscal years ended September 30, 2014, 2013 and 2012, respectively, due to tax loss carryforwards.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
Transactions involving option shares for all plans are summarized as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at September 30, 2013	803,500	$34.71
Granted in 2014	—	$—
Exercised in 2014	(321,500)	$31.71
Forfeited in 2014	—	$—
Outstanding at September 30, 2014	482,000	$36.71	1.80	$16,039
Option shares exercisable at September 30, 2014	482,000	$36.71	1.80	$16,039
Option shares available for future grant at September 30, 2014(1)	712,232

(1)	Includes shares available for SARs, restricted stock and performance share grants.

The total intrinsic value of stock options exercised during the years ended September 30, 2014, 2013 and 2012 totaled approximately $13.7 million, $11.6 million, and $13.5 million, respectively. For 2014, 2013 and 2012, the amount of cash received by the Company from the exercise of such stock options was approximately $7.4 million, $2.6 million, and $7.6 million, respectively. The Company last granted stock options in fiscal 2007 and all outstanding stock options have been fully vested since fiscal 2010.
SARs
Transactions involving SARs for all plans are summarized as follows:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at September 30, 2013	2,002,704	$46.73
Granted in 2014	—	$—
Exercised in 2014	(209,222)	$34.90
Forfeited in 2014	—	$—
Canceled in 2014	—	$—
Outstanding at September 30, 2014	1,793,482	$48.11	5.93	$39,246
SARs exercisable at September 30, 2014	1,434,023	$46.65	5.45	$33,466

The Company granted 412,970 and 166,000 SARs during the years ended September 30, 2013 and 2012, respectively. The weighted average grant date fair value of SARs granted in 2013 and 2012 was $10.66 per share and $11.20 per share, respectively. The SARs granted in 2013 may be settled in cash, in shares of common stock of the Company, or in a combination of cash and shares of common stock of the Company, as determined by the Company. The SARs granted in 2012 will be settled in shares of common stock of the Company. The Company’s

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SARs include both performance based and non-performance based SARs, but the performance conditions associated with the performance based SARs at the time of grant have all been subsequently met. The SARs are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for SARs is the same as the accounting for stock options. The SARs granted during the year ended September 30, 2013 vest and become exercisable annually in one-third increments. The SARs granted during the year ended September 30, 2012 vest annually in one-third increments and become exercisable on the third anniversary of the date of grant. The weighted average grant date fair value of the SARs granted during the years ended September 30, 2013 and 2012 was estimated on the date of grant using the same accounting treatment that is applied for stock options.
The total intrinsic value of SARs exercised during the years ended September 30, 2014, 2013 and 2012 totaled approximately $8.4 million, $0.8 million, and less than $0.1 million, respectively. For the years ended September 30, 2014, 2013 and 2012, 323,188 SARs, 287,168 SARs and 435,169 SARs, respectively, became fully vested. The total fair value of the SARs that became vested during each of the years ended September 30, 2014, 2013 and 2012 was approximately $3.8 million, $3.6 million and $3.8 million, respectively. As of September 30, 2014, unrecognized compensation expense related to SARs totaled approximately $0.5 million, which will be recognized over a weighted average period of 8 months.

The fair value of SARs at the date of grant was estimated using the Black-Scholes-Merton closed form model. The risk-free interest rate is based on the yield of a Treasury Note with a remaining term commensurate with the expected term of the SARs. The expected life is based on historical experience and the expected volatility is based on historical daily stock price returns. For SARs grants during the years ended September 30, 2013 and 2012, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following weighted average assumptions were used in estimating the fair value of SARs at the date of grant:

	Year Ended September 30
	2014	2013	2012
Risk-Free Interest Rate	N/A	1.55%	1.59%
Expected Life (Years)	N/A	8.25	8.25
Expected Volatility	N/A	25.61%	24.97%
Expected Dividend Yield (Quarterly)	N/A	0.69%	0.64%

Restricted Share Awards
Transactions involving restricted share awards for all plans are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Outstanding at September 30, 2013	127,453	$51.69
Granted in 2014	—	$—
Vested in 2014	(34,601)	$58.17
Forfeited in 2014	(3,334)	$55.09
Outstanding at September 30, 2014	89,518	$49.05
The Company did not grant any restricted share awards (non-vested stock as defined by the current accounting literature) during the year ended September 30, 2013. The Company granted 41,525 restricted share awards during the year ended September 30, 2012 with a weighted average grant date fair value of $55.09 per share. As of

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2014, unrecognized compensation expense related to restricted share awards totaled approximately $1.3 million, which will be recognized over a weighted average period of 2.7 years.
Vesting restrictions for the outstanding shares of non-vested restricted stock at September 30, 2014 will lapse as follows: 2015 — 29,518 shares; 2016 — 5,000 shares; 2018 — 35,000 shares; and 2021 — 20,000 shares.
Restricted Stock Units
Transactions involving non-performance based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2013	143,500	$51.53
Granted in 2014	82,151	$65.24
Vested in 2014	(12,432)	$60.54
Forfeited in 2014	(8,700)	$54.53
Outstanding at September 30, 2014	204,519	$56.36
The Company also granted 44,200 and 68,450 non-performance based restricted stock units during the years ended September 30, 2013 and 2012, respectively. The weighted average fair value of such non-performance based restricted stock units granted in 2013 and 2012 was $51.11 per share and $47.10 per share, respectively. As of September 30, 2014, unrecognized compensation expense related to non-performance based restricted stock units totaled approximately $5.4 million, which will be recognized over a weighted average period of 1.7 years.
Vesting restrictions for the non-performance based restricted stock units outstanding at September 30, 2014 will lapse as follows: 2015 — 49,340 units; 2016 — 61,534 units; 2017 — 59,893 units; 2018 — 22,967 units; and 2019 - 10,785 units.
Transactions involving performance based restricted stock units for all plans are summarized as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2013	255,604	$49.51
Granted in 2014	—	$—
Vested in 2014	—	$—
Forfeited in 2014	(21,728)	$48.49
Outstanding at September 30, 2014	233,876	$49.61
The Company granted 255,604 performance based restricted stock units during the year ended September 30, 2013 with a weighted average grant date fair value of $49.51 per share. The Company did not grant any performance based restricted stock units during the year ended September 30, 2012. The performance based restricted stock units granted during the year ended September 30, 2013 must meet a performance condition over the performance cycle of October 1, 2012 to September 30, 2015. The performance condition over the performance cycle, generally stated, is the Company’s total return on capital as compared to the same metric for companies in the Natural Gas Distribution and Integrated Natural Gas Companies group as calculated and reported in the Monthly Utility Reports of AUS, Inc., a leading industry consultant. The number of performance based restricted stock units that will vest will depend upon the Company’s performance relative to the report group and not upon the absolute level of return achieved by the Company. As of September 30, 2014, unrecognized compensation expense related to performance based restricted stock units totaled approximately $3.1 million, which will be recognized over a weighted average

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period of 1 year. Vesting restrictions will lapse during fiscal 2016 for the 233,876 performance based restricted stock units outstanding at September 30, 2014.
Performance Shares
Transactions involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2013	—	$—
Granted in 2014	116,090	$67.16
Vested in 2014	—	$—
Forfeited in 2014	(17,624)	$67.16
Outstanding at September 30, 2014	98,466	$67.16

The Company did not grant any performance shares during the years ended September 30, 2013 and 2012. As of September 30, 2014, unrecognized compensation expense related to performance shares totaled approximately $4.6 million, which will be recognized over a weighted average period of 1.5 years. Vesting restrictions will lapse during fiscal 2017 for the 98,466 performance shares outstanding at September 30, 2014.
Half of the performance shares granted during the year ended September 30, 2014 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.
The other half of the performance shares granted during the year ended September 30, 2014 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares (“TSR performance shares”) that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be no forfeitures, based on the vesting term and the number of grantees. The following assumptions were used in estimating the fair value of the TSR performance shares at the date of grant:

	Year Ended September 30
	2014	2013	2012
Risk-Free Interest Rate	0.62%	N/A	N/A
Remaining Term at Date of Grant (Years)	2.78	N/A	N/A
Expected Volatility	28.3%	N/A	N/A
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A

Redeemable Preferred Stock
As of September 30, 2014, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.
Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2014	2013
	(Thousands)
Medium-Term Notes(1):
7.4% due March 2023 to June 2025	$99,000	$99,000
Notes(1)(3):
3.75% to 8.75% due April 2018 to March 2023	1,550,000	1,550,000
Total Long-Term Debt	1,649,000	1,649,000
Less Current Portion(2)	—	—
	$1,649,000	$1,649,000

(1)	The Medium-Term Notes and Notes are unsecured.

(2)	None of the Company’s long-term debt at September 30, 2014 and 2013 will mature within the following twelve-month period.

(3)
The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.

On February 15, 2013, the Company issued $500 million of 3.75% notes due March 1, 2023. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $495.4 million. The proceeds of this debt issuance were used to refund the $250.0 million of 5.25% notes that matured in March 2013, as well as for general corporate purposes, including the reduction of short-term debt.
As of September 30, 2014, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: zero for 2015 through 2017, $300.0 million in 2018, $250.0 million in 2019 and $1,099.0 million thereafter.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-Term Borrowings
The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. The Company maintains a $750.0 million syndicated committed credit facility, which commitment extends through January 6, 2017. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At September 30, 2014, the commercial paper program was backed by the $750.0 million syndicated committed credit facility.
At September 30, 2014, the Company had outstanding commercial paper of $85.6 million. The Company did not have any outstanding notes payable to banks at September 30, 2014. At September 30, 2014, the weighted average interest rate on the commercial paper was 0.31% . The Company had no outstanding commercial paper and short-term notes payable to banks at September 30, 2013.
Debt Restrictions
Under the committed credit facility, the Company agreed that its debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through January 6, 2017. At September 30, 2014, the Company’s debt to capitalization ratio (as calculated under the facility) was .42. The constraints specified in the committed credit facility would have permitted an additional $2.74 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
The Company’s $750.0 million committed credit facility contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2014, the Company had no debt outstanding under the committed credit facility.
Under the Company’s existing indenture covenants, at September 30, 2014, the Company would have been permitted to issue up to a maximum of $1.92 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company’s ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not at any time preclude the Company from issuing new indebtedness to replace maturing debt.

The Company’s 1974 indenture pursuant to which $99.0 million (or 6.0%) of the Company’s long-term debt (as of September 30, 2014) was issued, contains a cross-default provision whereby the failure by the Company to

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2014 and 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps has been changed to combine gas and oil swaps at both September 30, 2014 and September 30, 2013. In the September 30, 2013 Form 10-K, gas swaps were reported separately from oil swaps. This change in presentation was made because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

	At Fair Value as of September 30, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$23,794	$—	$—	$—	$23,794
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	2,725	—	—	(1,987)	738
Over the Counter Swaps — Gas and Oil	—	75,951	1,368	(5,451)	71,868
Other Investments:
Balanced Equity Mutual Fund	35,331	—	—	—	35,331
Common Stock — Financial Services Industry	6,629	—	—	—	6,629
Other Common Stock	455	—	—	—	455
Hedging Collateral Deposits	2,734	—	—	—	2,734
Total	$71,668	$75,951	$1,368	$(7,438)	$141,549
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$2,674	$—	$—	$(1,987)	$687
Over the Counter Swaps — Gas and Oil	—	5,523	—	(5,451)	72
Total	$2,674	$5,523	$—	$(7,438)	$759
Total Net Assets/(Liabilities)	$68,994	$70,428	$1,368	$—	$140,790

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of September 30, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$51,332	$—	$—	$—	$51,332
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	2,552	—	—	(1,641)	911
Over the Counter Swaps — Gas and Oil	—	57,070	—	(9,003)	48,067
Other Investments:
Balanced Equity Mutual Fund	31,813	—	—	—	31,813
Common Stock — Financial Services Industry	6,544	—	—	—	6,544
Other Common Stock	330	—	—	—	330
Hedging Collateral Deposits	1,094	—	—	—	1,094
Total	$93,665	$57,070	$—	$(10,644)	$140,091
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$1,641	$—	$—	$(1,641)	$—
Over the Counter Swaps — Gas and Oil	—	4,452	5,190	(9,003)	639
Total	$1,641	$4,452	$5,190	$(10,644)	$639
Total Net Assets/(Liabilities)	$92,024	$52,618	$(5,190)	$—	$139,452

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments
At September 30, 2014 and 2013, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $2.7 million (at September 30, 2014) and $1.1 million (at September 30, 2013), which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at September 30, 2014 and 2013 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments and the majority of the crude oil price swap agreements used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of a portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment at September 30, 2014 and 2013. The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume).

The significant unobservable input used in the fair value measurement of a portion of the Company’s over-the-counter crude oil swaps is the basis differential between Midway Sunset oil and NYMEX contracts. Significant changes in the assumed basis differential could result in a significant change in the value of the derivative financial instruments. At September 30, 2014, it was assumed that Midway Sunset oil was 98.2% of NYMEX. This is based on a historical twelve month average of Midway Sunset oil sales verses NYMEX settlements. During this twelve-month period, the price of Midway Sunset oil ranged from 95.3% to 100.6% of NYMEX. If the price of Midway Sunset oil relative to NYMEX used in the fair value measurement calculation had been 10 percentage points higher,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the fair value of the Level 3 crude oil price swap agreements asset would have changed from a net asset of $1.4 million to a net liability of $1.2 million at September 30, 2014. If the price of Midway Sunset oil relative to NYMEX used in the fair value measurement had been 10 percentage points lower, the fair value measurement of the Level 3 crude oil price swap agreements asset would have been approximately $2.6 million higher at September 30, 2014. These calculated amounts are based solely on basis differential changes and do not take into account any other changes to the fair value measurement calculation.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2014, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.
The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the years ended September 30, 2014 and September 30, 2013, respectively. For the years ended September 30, 2014 and September 30, 2013, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the periods presented in the tables below. All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below (amounts in parentheses indicate credits in the derivative asset/liability accounts).
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
	October 1, 2013	(Gains)/Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/(Out) of Level 3	September 30, 2014
	(Dollars in thousands)
Derivative Financial Instruments(2)	$(5,190)	$2,217	(1)	$4,341	$—	$1,368

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2014.

(2)	Derivative Financial Instruments are shown on a net basis.

		Total Gains/Losses
	October 1, 2012	(Gains)/Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/(Out) of Level 3	September 30, 2013
	(Dollars in thousands)
Derivative Financial Instruments(2)	$(19,664)	$13,408	(1)	$1,066	$—	$(5,190)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2013.

(2)	Derivative Financial Instruments are shown on a net basis.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note G — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2014 Carrying Amount	2014 Fair Value	2013 Carrying Amount	2013 Fair Value
	(Thousands)
Long-Term Debt	$1,649,000	$1,775,715	$1,649,000	$1,767,519
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
Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $44.4 million and $57.6 million at September 30, 2014 and 2013, respectively. The fair value of the equity mutual fund was $35.3 million and $31.8 million at September 30, 2014 and 2013, respectively. The gross unrealized gain on this equity mutual fund was $8.4 million at September 30, 2014 and $5.7 million at September 30, 2013. The fair value of the stock of an insurance company was $6.6 million and $6.5 million at September 30, 2014 and 2013, respectively. The gross unrealized gain on this stock was $4.5 million and $4.1 million at September 30, 2014 and 2013, respectively. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flow and fair value hedges does not typically exceed 5 years. The Exploration and Production segment holds the majority of the Company’s derivative financial instruments. The derivative financial instruments held by the Energy Marketing segment are not considered to be material to the Company.
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2014 and September 30, 2013. All of the derivative financial instruments reported on those line items relate to commodity contracts.
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
As of September 30, 2014, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	212.1	Bcf (short positions)
Natural Gas	3.3	Bcf (long positions)
Crude Oil	3,285,000	Bbls (short positions)

At March 31, 2014, the Company de-designated a portion of its crude oil swaps as cash flow hedges and simultaneously re-designated them as cash flow hedges using a revised effectiveness testing model. Amounts in accumulated other comprehensive loss at March 31, 2014 associated with the de-designated crude oil swaps will be amortized into the income statement as the anticipated hedged production occurs. Since the de-designated crude oil swaps were re-designated as cash flow hedges at March 31, 2014, future gains or losses on such derivatives, to the extent they are effective, will be reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The net mark-to-market impact recorded in earnings related to all of the Company's crude oil swaps, including ineffectiveness and economic hedges, was a loss of $0.1 million and $3.7 million for the years ended September 30, 2014 and September 30, 2013, respectively.

As of September 30, 2014, the Company had $76.1 million ($43.7 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $41.1 million ($23.6 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur. It is expected that $35.0 million ($20.1 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income after 12 months as the expected sales of the underlying commodities occur.
Refer to Note A, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2014 and 2013 (Dollar Amounts in Thousands)
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
Amount of
Derivative Gain or
(Loss) Reclassified
from Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet into
the Consolidated
Statement of Income
(Effective Portion)
for the Year Ended
September 30,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Year Ended September 30,
	2014	2013		2014	2013		2014	2013
Commodity Contracts	$9,763	$87,813	Operating Revenue	$(14,880)	$36,949	Operating Revenue	$624	$(2,045)
Commodity Contracts	$(4,429)	$3,977	Purchased Gas	$(2,767)	$(920)	Not Applicable	$—	$—
Total	$5,334	$91,790		$(17,647)	$36,029		$624	$(2,045)
Fair Value Hedges
The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of September 30, 2014, the Company’s Energy Marketing segment had fair value hedges covering approximately 16.1 Bcf (15.8 Bcf of fixed price sales commitments, 0.2 Bcf of fixed price purchase commitments and 0.1 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2014	Amount of Gain or (Loss) on Hedged Item Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2014
		(In thousands)
Commodity Contracts	Operating Revenues	$696	$(696)
Commodity Contracts	Purchased Gas	(574)	574
		$122	$(122)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with sixteen counterparties of which fourteen are in a net gain position. On average, the Company had $5.1 million of credit exposure per counterparty in a gain position at September 30, 2014. The maximum credit exposure per counterparty in a gain position at September 30, 2014 was $18.7 million. As of September 30, 2014, no collateral was received from the counterparties by the Company. The Company’s gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties’ credit ratings declined to levels at which the counterparties were required to post collateral.
As of September 30, 2014, eleven of the sixteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required. At September 30, 2014, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $60.1 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). At September 30, 2014, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $0.1 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). For its over-the-counter swap agreements, no hedging collateral deposits were required to be posted by the Company at September 30, 2014.
For its exchange traded futures contracts, the Company was required to post $2.7 million in hedging collateral deposits as of September 30, 2014. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.
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
Note H — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $1.9 million, $1.2 million and $0.9 million for the years ended September 30, 2014, 2013 and 2012, respectively. Costs associated with the Company’s

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $5.2 million, $4.4 million, and $4.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.
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
The expected return on Retirement Plan assets, a component of net periodic benefit cost shown in the tables below, is applied to the market-related value of plan assets. The market-related value of plan assets is the market value as of the measurement date adjusted for variances between actual returns and expected returns (from previous years) that have not been reflected in net periodic benefit costs. The expected return on other post-retirement benefit assets (i.e. the VEBA trusts and 401(h) accounts), which is a component of net periodic benefit cost shown in the tables below, is applied to the fair value of assets as of the measurement date.

Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2014, 2013 and 2012.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2014	2013	2012	2014	2013	2012
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$946,305	$1,070,744	$949,777	$460,634	$561,263	$485,452
Service Cost	11,987	15,846	14,202	2,939	4,705	4,016
Interest Cost	43,574	36,498	41,526	21,308	19,212	21,315
Plan Participants’ Contributions	—	—	—	2,265	2,141	1,956
Retiree Drug Subsidy Receipts	—	—	—	1,419	1,526	1,528
Actuarial (Gain) Loss	53,887	(121,631)	120,338	1,087	(104,455)	71,708
Benefits Paid	(56,254)	(55,152)	(55,099)	(24,069)	(23,758)	(24,712)
Benefit Obligation at End of Period	$999,499	$946,305	$1,070,744	$465,583	$460,634	$561,263
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$799,307	$701,676	$601,719	$472,392	$414,134	$351,990
Actual Return on Plan Assets	93,238	98,783	111,034	44,898	61,715	63,552
Employer Contributions	33,500	54,000	44,022	2,115	18,160	21,348
Plan Participants’ Contributions	—	—	—	2,265	2,141	1,956
Benefits Paid	(56,254)	(55,152)	(55,099)	(24,069)	(23,758)	(24,712)
Fair Value of Assets at End of Period	$869,791	$799,307	$701,676	$497,601	$472,392	$414,134
Net Amount Recognized at End of Period (Funded Status)	$(129,708)	$(146,998)	$(369,068)	$32,018	$11,758	$(147,129)
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$(129,708)	$(146,998)	$(369,068)	$(4,494)	$(11,016)	$(147,129)
Non-Current Assets	—	—	—	36,512	22,774	—
Net Amount Recognized at End of Period	$(129,708)	$(146,998)	$(369,068)	$32,018	$11,758	$(147,129)
Accumulated Benefit Obligation	$940,068	$886,942	$986,223	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	4.25%	4.75%	3.50%	4.25%	4.75%	3.50%
Rate of Compensation Increase	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2014	2013	2012	2014	2013	2012
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$11,987	$15,846	$14,202	$2,939	$4,705	$4,016
Interest Cost	43,574	36,498	41,526	21,308	19,212	21,315
Expected Return on Plan Assets	(59,974)	(57,346)	(59,701)	(37,424)	(32,872)	(28,971)
Amortization of Prior Service Cost (Credit)	210	238	269	(2,138)	(2,138)	(2,138)
Amortization of Transition Amount	—	—	—	—	8	10
Recognition of Actuarial Loss(1)	36,007	52,776	39,615	2,645	20,892	24,057
Net Amortization and Deferral for Regulatory Purposes	8,151	(10,406)	(6,900)	23,263	11,844	6,162
Net Periodic Benefit Cost	$39,955	$37,606	$29,011	$10,593	$21,651	$24,451
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Discount Rate	4.75%	3.50%	4.50%	4.75%	3.50%	4.50%
Expected Return on Plan Assets	8.00%	8.00%	8.25%	8.00%	8.00%	8.25%
Rate of Compensation Increase	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

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
In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees designated by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit cost associated with these plans were $7.5 million, $9.6 million and $9.1 million in 2014, 2013 and 2012, respectively. The accumulated benefit obligations for the plans were $65.7 million, $57.2 million and $54.5 million at September 30, 2014, 2013 and 2012, respectively. The projected benefit obligations for the plans were $85.5 million, $77.1 million and $88.5 million at September 30, 2014, 2013 and 2012, respectively. At September 30, 2014, $6.6 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $78.9 million is recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2013 and 2012, the projected benefit obligations are recorded in Other Deferred Credits on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 3.50%, 3.75% and 2.50% as of September 30, 2014, 2013 and 2012, respectively and a weighted

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

average rate of compensation increase of 7.50%, 7.75% and 7.75% as of September 30, 2014, 2013 and 2012, respectively.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2014, the changes in such amounts during 2014, as well as the amounts expected to be recognized in net periodic benefit cost in fiscal 2015 are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(226,897)	$(32,082)	$(23,532)
Prior Service (Cost) Credit	(856)	6,940	—
Net Amount Recognized	$(227,753)	$(25,142)	$(23,532)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2014(1)
Decrease (Increase) in Actuarial Loss, excluding amortization(2)	$(20,622)	$6,387	$(5,424)
Change due to Amortization of Actuarial Loss	36,007	2,645	3,008
Prior Service (Cost) Credit	210	(2,138)	—
Net Change	$15,595	$6,894	$(2,416)
Amounts Expected to be Recognized in Net Periodic Benefit Cost in the Next Fiscal Year(1)
Net Actuarial Loss	$(36,129)	$(4,148)	$(2,925)
Prior Service (Cost) Credit	(183)	1,913	—
Net Amount Expected to be Recognized	$(36,312)	$(2,235)	$(2,925)

(1)	Amounts presented are shown before recognizing deferred taxes.

(2)	Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial (Gain) Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2014, the Company recorded a $19.2 million decrease to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $0.9 million (pre-tax) decrease to Accumulated Other Comprehensive Loss.
The effect of the discount rate change for the Retirement Plan in 2014 was to increase the projected benefit obligation of the Retirement Plan by $53.7 million. In 2014, other actuarial experience increased the projected benefit obligation for the Retirement Plan by $0.2 million. The effect of the discount rate change for the Retirement Plan in 2013 was to decrease the projected benefit obligation of the Retirement Plan by $147.9 million. The effect of the discount rate change for the Retirement Plan in 2012 was to increase the projected benefit obligation of the Retirement Plan by $118.8 million.
The Company made cash contributions totaling $33.5 million to the Retirement Plan during the year ended September 30, 2014. The Company expects that the annual contribution to the Retirement Plan in 2015 will be in the range of $15.0 million to $25.0 million. Changes in the discount rate, other actuarial assumptions, and asset performance could ultimately cause the Company to fund larger amounts to the Retirement Plan in 2015 in order

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to be in compliance with the Pension Protection Act of 2006 (as impacted by the Moving Ahead for Progress in the 21st Century Act). In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (the Act), was passed by Congress and signed by the President. The Act included pension funding stabilization provisions. The Highway and Transportation Funding Act of 2014 (HAFTA) was passed by Congress on July 2014 and signed by the President in August 2014. HAFTA extended certain funding stabilization provisions of the Act signed into law in 2012. The Company is continually evaluating its future contributions in light of the provisions of these laws.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $59.4 million in 2015; $60.4 million in 2016; $61.3 million in 2017; $62.2 million in 2018; $62.9 million in 2019; and $326.2 million in the five years thereafter.
The effect of the discount rate change in 2014 was to increase the other post-retirement benefit obligation by $26.4 million. Other actuarial experience decreased the other post-retirement benefit obligation in 2014 by $25.3 million primarily attributable to a revision in assumed per-capita claims cost, premiums and participant contributions based on actual experience.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2015	$25,594	$(1,955)
2016	$26,909	$(2,143)
2017	$28,113	$(2,323)
2018	$29,226	$(2,511)
2019	$30,173	$(2,708)
2020 through 2024	$163,470	$(16,104)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2014		2013		2012
Rate of Increase for Pre Age 65 Participants	7.10%	(1)	7.28%	(1)	7.46%	(1)
Rate of Increase for Post Age 65 Participants	6.73%	(1)	6.78%	(1)	6.84%	(1)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	7.47%	(1)	7.78%	(1)	8.08%	(1)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	6.73%	(1)	6.78%	(1)	6.84%	(1)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	6.79%	(1)	7.03%	(1)	7.13%	(1)

(1)	It was assumed that this rate would gradually decline to 4.5% by 2028.
The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2014 would increase by $53.0 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2014 by $3.3 million. If the health care cost trend rates were decreased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2014 would decrease by $44.6 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2014 by $2.8 million.
The Company made cash contributions totaling $2.0 million to its VEBA trusts and 401(h) accounts during the year ended September 30, 2014. In addition, the Company made direct payments of $0.1 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2014. The Company expects that the annual contribution to its VEBA trusts and 401(h) accounts in 2015 will be in the range of $2.0 million to $5.0 million.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note F — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2014 and 2013, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Total Fair Value Amounts at September 30, 2014	Level 1	Level 2	Level 3
Retirement Plan Investments
Domestic Equities(1)	$268,649	$171,979	$96,670	$—
International Equities(2)	80,957	1,969	78,988	—
Global Equities(3)	104,238	—	104,238	—
Domestic Fixed Income(4)	299,494	63,187	236,307	—
International Fixed Income(5)	1,240	508	732	—
Global Fixed Income(6)	93,704	—	93,704	—
Hedge Fund Investments	45,213	—	—	45,213
Real Estate	3,792	—	—	3,792
Cash and Cash Equivalents	33,544	—	33,544	—
Total Retirement Plan Investments	930,831	237,643	644,183	49,005
401(h) Investments	(54,921)	(14,105)	(37,907)	(2,909)
Total Retirement Plan Investments (excluding 401(h) Investments)	$875,910	$223,538	$606,276	$46,096
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(6,119)
Total Retirement Plan Assets	$869,791

	Total Fair Value Amounts at September 30, 2013	Level 1	Level 2	Level 3
Retirement Plan Investments
Domestic Equities(1)	$402,107	$271,071	$131,036	$—
International Equities(2)	103,028	2,355	100,673	—
Global Equities(3)	25,325	—	25,325	—
Domestic Fixed Income(4)	163,750	71,185	92,565	—
International Fixed Income(5)	2,762	1,318	1,444	—
Global Fixed Income(6)	88,084	—	88,084	—
Hedge Fund Investments	42,027	—	—	42,027
Real Estate	2,723	—	—	2,723
Cash and Cash Equivalents	22,694	—	22,694	—
Total Retirement Plan Investments	852,500	345,929	461,821	44,750
401(h) Investments	(49,453)	(20,141)	(26,706)	(2,606)
Total Retirement Plan Investments (excluding 401(h) Investments)	$803,047	$325,788	$435,115	$42,144
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(3,740)
Total Retirement Plan Assets	$799,307

(1)	Domestic Equities include mostly collective trust funds, common stock, and exchange traded funds.

(2)	International Equities include mostly collective trust funds and common stock.

(3)	Global Equities are comprised of a collective trust fund.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	Domestic Fixed Income securities include mostly collective trust funds, corporate/government bonds and mortgages, and exchange traded funds.

(5)	International Fixed Income securities include mostly collective trust funds and exchange traded funds.

(6)	Global Fixed Income securities are comprised of a collective trust fund.

	Total Fair Value Amounts at September 30, 2014	Level 1	Level 2	Level 3
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$148,219	$—	$148,219	$—
Collective Trust Funds — International Equities	54,881	—	54,881	—
Exchange Traded Funds — Fixed Income	236,513	236,513	—	—
Cash Held in Collective Trust Funds	6,412	—	6,412	—
Total VEBA Trust Investments	446,025	236,513	209,512	—
401(h) Investments	54,921	14,105	37,907	2,909
Total Investments (including 401(h) Investments)	$500,946	$250,618	$247,419	$2,909
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	(3,345)
Total Other Post-Retirement Benefit Assets	$497,601

	Total Fair Value Amounts at September 30, 2013	Level 1	Level 2	Level 3
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$205,623	$—	$205,623	$—
Collective Trust Funds — International Equities	87,613	—	87,613	—
Exchange Traded Funds — Fixed Income	122,558	122,558	—	—
Real Estate	55	—	—	55
Cash Held in Collective Trust Funds	11,678	—	11,678	—
Total VEBA Trust Investments	427,527	122,558	304,914	55
401(h) Investments	49,453	20,141	26,706	2,606
Total Investments (including 401(h) Investments)	$476,980	$142,699	$331,620	$2,661
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	(4,588)
Total Other Post-Retirement Benefit Assets	$472,392

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3). Note: For the years ended September 30, 2014 and September 30, 2013, there were no transfers from Level 1 to Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

	Retirement Plan Level 3 Assets (Thousands)
	Hedge Funds	Real Estate	Excluding 401(h) Investments	Total

Balance at September 30, 2012	$39,956	$6,170	$(2,680)	$43,446
Realized Gains/(Losses)	—	(73)	4	(69)
Unrealized Gains/(Losses)	2,071	515	(156)	2,430
Purchases	—	188	(11)	177
Sales	—	(4,077)	237	(3,840)
Balance at September 30, 2013	42,027	2,723	(2,606)	42,144
Realized Gains/(Losses)	—	62	(4)	58
Unrealized Gains/(Losses)	3,186	(10)	(239)	2,937
Purchases	—	1,111	(65)	1,046
Sales	—	(94)	5	(89)
Balance at September 30, 2014	$45,213	$3,792	$(2,909)	$46,096

	Other Post-Retirement Benefit Level 3 Assets (Thousands)
	VEBA Trust Investments	Including 401(h) Investments	Other Post-Retirement Benefit Investments
	Real Estate
Balance at September 30, 2012	$1,305	$2,680	$3,985
Realized Gains/(Losses)	940	(4)	936
Unrealized Gains/(Losses)	385	156	541
Purchases	—	11	11
Sales	(2,575)	(237)	(2,812)
Balance at September 30, 2013	55	2,606	2,661
Realized Gains/(Losses)	(40)	4	(36)
Unrealized Gains/(Losses)	—	239	239
Purchases	—	65	65
Sales	(15)	(5)	(20)
Balance at September 30, 2014	$—	$2,909	$2,909
The Company’s assumption regarding the expected long-term rate of return on plan assets is 7.5% (Retirement Plan) and 7.0% (other post-retirement benefits), effective for fiscal 2015. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The long-term investment objective of the Retirement Plan trust, the VEBA trusts and the 401(h) accounts is to achieve the target total return in accordance with the Company’s risk tolerance. Assets are diversified utilizing a mix of equities, fixed income and other securities (including real estate). The target allocation for the Retirement Plan is 40-60% equity securities, 35-55% fixed income securities and 5-20% other. The target allocation for the VEBA trusts (including 401(h) accounts) is 40-60% equity securities, 40-60% fixed income securities and 0-15% other. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The assets of the Retirement Plan trusts, VEBA trusts and the 401(h) accounts have no significant concentrations of risk in any one country (other than the United States), industry or entity.
Investment managers are retained to manage separate pools of assets. Comparative market and peer group performance of individual managers and the total fund are monitored on a regular basis, and reviewed by the Company’s Retirement Committee on at least a quarterly basis.
The discount rate which is used to present value the future benefit payment obligations of the Retirement Plan and the Company’s other post-retirement benefits is 4.25% as of September 30, 2014. The discount rate which is used to present value the future benefit payment obligations of the Non-Qualified benefit plans is 3.50% as of September 30, 2014. The Company utilizes the Mercer Yield Curve Above Mean Model to determine the discount rate. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. Each year’s anticipated benefit payments are discounted at the associated spot interest rate back to the measurement date. The discount rate is then determined based on the spot interest rate that results in the same present value when applied to the same anticipated benefit payments. In determining the spot rates, the model will exclude coupon interest rates that are in the lower 50th percentile based on the assumption that the Company would not utilize more expensive (i.e. lower yield) instruments to settle its liabilities.
Note I — Commitments and Contingencies
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory requirements.
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2014, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $14.0 million. The main component of this liability is discussed below under "Former Manufactured Gas Plant Sites." This estimated liability has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at September 30, 2014. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 13 years. Other than as discussed below, the Company is currently not aware of any material exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could adversely impact the Company.
(i) Former Manufactured Gas Plant Sites
The Company has incurred investigation and/or clean-up costs at several former manufactured gas plant sites in New York and Pennsylvania. The Company continues to be responsible for future ongoing monitoring and long-term maintenance at two sites.

The most significant ongoing clean-up matter currently facing the Company is a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site. In April 2013, the NYDEC approved the Company’s proposed amendment. Final remedial design work for the site has begun. An estimated minimum liability for remediation of this site of $12.6 million has been recorded.
Other
The Company, in its Utility segment, Energy Marketing segment, and Exploration and Production segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The majority of these contracts expire within the next five years. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $263.8 million in 2015, $66.7 million in 2016, $91.8 million in 2017, $91.8 million in 2018, $82.1 million in 2019 and $845.1 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company has entered into leases for the use of compressors, drilling rigs, buildings, meters and other items. These leases are accounted for as operating leases. The future lease commitments during the next five years and thereafter are as follows: $16.0 million in 2015, $5.8 million in 2016, $5.7 million in 2017, $5.6 million in 2018, $5.3 million in 2019 and $2.4 million thereafter.
The Company, in its Pipeline and Storage segment and Gathering segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system expansion projects. As of September 30, 2014, the future contractual commitments related to the expansion projects are $103.9 million in 2015 and $0.5 million in 2016. There are no contractual commitments extending beyond 2016.
The Company, in its Exploration and Production segment, has entered into contractual obligations associated with hydraulic fracturing and fuel. The future contractual commitments during the next three years are as follows: $95.3 million in 2015, $24.0 million in 2016 and $0.2 million in 2017. There are no contractual commitments extending beyond 2017.
The Company, in its Utility segment, has entered into contractual obligations associated with the replacement of its legacy mainframe systems. The future contractual commitments during the next two years are as follows: $21.0 million in 2015 and $5.0 million in 2016. There are no contractual commitments extending beyond 2016.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The data presented in the tables below reflects financial information for the segments and reconciliations to consolidated amounts. The accounting policies of the segments are the same as those described in Note A — Summary of Significant Accounting Policies. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. The Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. Energy Marketing segment revenue from external customers and net income for the year ended September 30, 2014 reflect the impact of $8.5 million and $0.6 million, respectively, of unbilled revenue and related incremental margin (net of tax). In prior periods, Energy Marketing segment revenues and related purchased gas costs were recorded when billed, resulting in a one month lag. The impact of not recording unbilled revenue and related costs was immaterial in all prior periods.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2014
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$804,096	$200,664	$673	$831,156	$271,993	$2,108,582	$3,532	$967	$2,113,081
Intersegment Revenues	$—	$83,744	$69,937	$18,462	$1,159	$173,302	$—	$(173,302)	$—
Interest Income	$1,909	$284	$120	$3,010	$173	$5,496	$106	$(1,432)	$4,170
Interest Expense	$42,232	$26,428	$1,726	$27,693	$31	$98,110	$6	$(3,839)	$94,277
Depreciation, Depletion and Amortization	$296,210	$36,642	$6,116	$43,594	$197	$382,759	$344	$678	$383,781
Income Tax Expense (Benefit)	$81,370	$47,100	$23,636	$33,918	$3,761	$189,785	$822	$(993)	$189,614
Segment Profit: Net Income (Loss)	$121,569	$77,559	$32,709	$64,059	$6,631	$302,527	$1,160	$(4,274)	$299,413
Expenditures for Additions to Long-Lived Assets	$602,705	$139,821	$137,799	$88,810	$264	$969,399	$274	$234	$969,907
	At September 30, 2014
	(Thousands)
Segment Assets	$3,100,514	$1,367,181	$326,662	$1,862,850	$76,238	$6,733,445	$86,460	$(80,308)	$6,739,597

	Year Ended September 30, 2013
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$702,937	$178,184	$1,324	$730,319	$211,990	$1,824,754	$3,910	$887	$1,829,551
Intersegment Revenues	$—	$89,424	$33,457	$16,020	$1,384	$140,285	$—	$(140,285)	$—
Interest Income	$1,501	$193	$55	$3,417	$169	$5,335	$115	$(1,115)	$4,335
Interest Expense	$39,745	$26,248	$2,283	$29,076	$36	$97,388	$2	$(3,279)	$94,111
Depreciation, Depletion and Amortization	$243,431	$35,156	$3,945	$42,729	$123	$325,384	$577	$799	$326,760
Income Tax Expense (Benefit)	$95,317	$38,626	$10,287	$31,065	$2,450	$177,745	$529	$(5,516)	$172,758
Segment Profit: Net Income (Loss)	$115,391	$63,245	$13,321	$65,686	$4,589	$262,232	$894	$(3,125)	$260,001
Expenditures for Additions to Long-Lived Assets	$533,129	$56,144	$54,792	$71,970	$595	$716,630	$307	$160	$717,097
	At September 30, 2013
	(Thousands)
Segment Assets	$2,746,233	$1,246,027	$203,323	$1,870,587	$67,267	$6,133,437	$95,793	$(10,883)	$6,218,347

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2012
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$558,180	$172,312	$704	$704,518	$186,579	$1,622,293	$3,603	$957	$1,626,853
Intersegment Revenues	$—	$86,963	$16,771	$14,604	$1,425	$119,763	$—	$(119,763)	$—
Interest Income	$1,493	$199	$1	$2,765	$188	$4,646	$174	$(1,131)	$3,689
Interest Expense	$29,243	$25,603	$1,444	$33,181	$41	$89,512	$294	$(3,566)	$86,240
Depreciation, Depletion and Amortization	$187,624	$38,182	$1,691	$42,757	$90	$270,344	$400	$786	$271,530
Income Tax Expense (Benefit)	$79,050	$37,655	$4,825	$29,110	$1,933	$152,573	$(490)	$(1,529)	$150,554
Segment Profit: Net Income (Loss)	$96,498	$60,527	$6,855	$58,590	$4,169	$226,639	$13	$(6,575)	$220,077
Expenditures for Additions to Long-Lived Assets	$693,810	$144,167	$80,012	$58,284	$770	$977,043	$5	$346	$977,394
	At September 30, 2012
	(Thousands)
Segment Assets	$2,367,485	$1,243,862	$116,756	$2,070,413	$61,968	$5,860,484	$93,178	$(18,520)	$5,935,142

(1)	All Revenue from External Customers originated in the United States.

Geographic Information	At September 30
	2014	2013	2012
	(Thousands)
Long-Lived Assets:
United States	$6,362,265	$5,769,670	$5,579,566
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quarter Ended	Operating Revenues	Operating Income	Net Income Available for Common Stock		Earnings per Common Share

					Basic	Diluted
	(Thousands, except per common share amounts)
2014
9/30/2014	$366,623	$102,004	$57,431		$0.68	$0.68
6/30/2014	$440,144	$127,013	$64,520		$0.77	$0.76
3/31/2014	$756,242	$180,075	$95,210	(1)	$1.14	$1.12
12/31/2013	$550,072	$160,581	$82,252		$0.98	$0.97
2013
9/30/2013	$338,863	$96,636	$47,842	(2)	$0.57	$0.57
6/30/2013	$440,008	$127,004	$58,495		$0.70	$0.69
3/31/2013	$597,826	$162,991	$85,720		$1.03	$1.02
12/31/2012	$452,854	$131,207	$67,944		$0.81	$0.81

(1)	Includes $3.6 million of income associated with a death benefit gain on life insurance proceeds recorded in the Corporate category.

(2)	Includes a $4.7 million refund provision recorded in the Utility segment related to various issues raised in Distribution Corporation’s rate proceeding in New York.
Note L — Market for Common Stock and Related Shareholder Matters (unaudited)
At September 30, 2014, there were 12,654 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note E — Capitalization and Short-Term Borrowings. The quarterly price ranges (based on intra-day prices) and quarterly dividends declared for the fiscal years ended September 30, 2014 and 2013, are shown below:

	Price Range		Dividends Declared
Quarter Ended	High	Low
2014
9/30/2014	$78.79	$65.29	$0.385
6/30/2014	$78.46	$68.50	$0.385
3/31/2014	$77.05	$68.12	$0.375
12/31/2013	$72.53	$65.23	$0.375
2013
9/30/2013	$69.27	$57.52	$0.375
6/30/2013	$64.58	$56.80	$0.375
3/31/2013	$61.44	$48.51	$0.365
12/31/2012	$55.66	$49.00	$0.365
Note M — Supplementary Information for Oil and Gas Producing Activities (unaudited, except for Capitalized Costs Relating to Oil and Gas Producing Activities)
The Company follows authoritative guidance related to oil and gas exploration and production activities that aligns the reserve estimation and disclosure requirements with the requirements of the SEC Modernization of Oil and Gas Reporting rule, which the Company also follows. The SEC rules require companies to value their year-

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

end reserves using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve month period prior to the end of the reporting period.
The following supplementary information is presented in accordance with the authoritative guidance regarding disclosures about oil and gas producing activities and related SEC accounting rules. All monetary amounts are expressed in U.S. dollars.

Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2014	2013
	(Thousands)
Proved Properties(1)	$3,941,143	$3,393,612
Unproved Properties	141,719	106,085
	4,082,862	3,499,697
Less — Accumulated Depreciation, Depletion and Amortization	1,211,610	919,989
	$2,871,252	$2,579,708

(1)	Includes asset retirement costs of $75.7 million and $80.6 million at September 30, 2014 and 2013, respectively.
Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2020. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2015. Following is a summary of costs excluded from amortization at September 30, 2014:

	Total as of September 30, 2014	Year Costs Incurred
		2014	2013	2012	Prior
	(Thousands)
Acquisition Costs	$61,712	$7,057	$905	$5,585	$48,165
Development Costs	42,362	39,339	677	1,405	941
Exploration Costs	36,882	36,882	—	—	—
Capitalized Interest	763	763	—	—	—
	$141,719	$84,041	$1,582	$6,990	$49,106

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2014	2013	2012
	(Thousands)
United States
Property Acquisition Costs:
Proved	$18,213	$7,575	$13,095
Unproved	7,884	9,274	13,867
Exploration Costs(1)	71,850	49,483	84,624
Development Costs(2)	490,164	460,554	576,397
Asset Retirement Costs	(4,946)	37,546	10,344
	$583,165	$564,432	$698,327

(1)	Amounts for 2014, 2013 and 2012 include capitalized interest of $0.7 million, $0.4 million and $1.0 million, respectively.

(2)	Amounts for 2014, 2013 and 2012 include capitalized interest of $0.7 million, $0.7 million and $2.0 million, respectively.
For the years ended September 30, 2014, 2013 and 2012, the Company spent $179.9 million, $148.5 million and $216.6 million, respectively, developing proved undeveloped reserves.
Results of Operations for Producing Activities

	Year Ended September 30
	2014	2013	2012
	(Thousands, except per Mcfe amounts)
United States
Operating Revenues:
Natural Gas (includes revenues from sales to affiliates of $1 for all years presented and transfers to operations of $2,145, $612 and $0, respectively)	$515,080	$371,311	$181,544
Oil, Condensate and Other Liquids	298,179	291,762	307,018
Total Operating Revenues(1)	813,259	663,073	488,562
Production/Lifting Costs	165,534	119,243	83,361
Franchise/Ad Valorem Taxes	20,765	17,200	23,620
Accretion Expense	6,192	3,929	3,084
Depreciation, Depletion and Amortization ($1.82, $1.98 and $2.19 per Mcfe of production)	291,651	238,467	182,759
Income Tax Expense	140,484	120,431	81,904
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$188,633	$163,803	$113,834

(1)	Exclusive of hedging gains and losses. See further discussion in Note G — Financial Instruments.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company’s Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company’s reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 25 years of Petroleum Engineering experience with both major and independent oil and gas companies. He has maintained oversight of the Company’s reserve estimation process for the past eleven years. He is a member of the Society of Petroleum Engineers and a Registered Professional Engineer in the State of Texas.
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
All of the Company’s reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include a professional engineer registered with the State of Texas (consulting at NSAI since 2004 and with over 5 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 2008 with over 11 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2014 and did not identify any problems which would cause it to take exception to those estimates.

The reliable technologies that were utilized in estimating the reserves include wire line open-hole log data, performance data, log cross sections, core data, 2D and 3D seismic data and statistical analysis. The statistical method utilized production performance from both the Company’s and competitors’ wells. Geophysical data includes data from the Company’s wells, published documents, state data-sites and 2D and 3D seismic data. This data was used to confirm continuity of the formation.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gas MMcf
	U. S.
	Appalachian Region		West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2011	606,606		68,316	674,922
Extensions and Discoveries	435,460	(1)	638	436,098
Revisions of Previous Estimates	(53,992)		(2,463)	(56,455)
Production	(62,663)	(2)	(3,468)	(66,131)
September 30, 2012	925,411		63,023	988,434
Extensions and Discoveries	360,922	(1)	702	361,624
Revisions of Previous Estimates	53,038		112	53,150
Production	(100,633)	(2)	(3,060)	(103,693)
September 30, 2013	1,238,738		60,777	1,299,515
Extensions and Discoveries	446,821	(1)	—	446,821
Revisions of Previous Estimates	43,690		1,358	45,048
Production	(139,097)	(2)	(3,210)	(142,307)
Purchases of Minerals in Place	33,986		—	33,986
Sale of Minerals in Place	(76)		(103)	(179)
September 30, 2014	1,624,062		58,822	1,682,884
Proved Developed Reserves:
September 30, 2011	350,458		63,965	414,423
September 30, 2012	544,560		59,923	604,483
September 30, 2013	807,055		59,862	866,917
September 30, 2014	1,119,901		57,907	1,177,808
Proved Undeveloped Reserves:
September 30, 2011	256,148		4,351	260,499
September 30, 2012	380,851		3,100	383,951
September 30, 2013	431,683		915	432,598
September 30, 2014	504,161		915	505,076

(1)	Extensions and discoveries include 435 Bcf (during 2012), 355 Bcf (during 2013) and 442 Bcf (during 2014), of Marcellus Shale gas in the Appalachian Region.

(2)	Production includes 55,812 MMcf (during 2012), 93,999 MMcf (during 2013) and 131,590 MMcf (during 2014), from Marcellus Shale fields (which exceed 15% of total reserves).

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Oil Mbbl
	U. S.
	Appalachian Region	West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2011	279	43,066	43,345
Extensions and Discoveries	28	1,229	1,257
Revisions of Previous Estimates	35	1,095	1,130
Production	(36)	(2,834)	(2,870)
September 30, 2012	306	42,556	42,862
Extensions and Discoveries	—	2,443	2,443
Revisions of Previous Estimates	5	(881)	(876)
Production	(28)	(2,803)	(2,831)
September 30, 2013	283	41,315	41,598
Extensions and Discoveries	18	1,521	1,539
Revisions of Previous Estimates	(17)	(1,677)	(1,694)
Production	(31)	(3,005)	(3,036)
Purchases of Minerals in Place	—	83	83
Sales of Minerals in Place	—	(13)	(13)
September 30, 2014	253	38,224	38,477
Proved Developed Reserves:
September 30, 2011	274	37,306	37,580
September 30, 2012	306	38,138	38,444
September 30, 2013	283	38,082	38,365
September 30, 2014	253	37,002	37,255
Proved Undeveloped Reserves:
September 30, 2011	5	5,760	5,765
September 30, 2012	—	4,418	4,418
September 30, 2013	—	3,233	3,233
September 30, 2014	—	1,222	1,222
The Company’s proved undeveloped (PUD) reserves increased from 452 Bcfe at September 30, 2013 to 512 Bcfe at September 30, 2014. PUD reserves in the Marcellus Shale increased from 432 Bcf at September 30, 2013 to 504 Bcf at September 30, 2014. The Company’s total PUD reserves were 27% of total proved reserves at September 30, 2014, down from 29% of total proved reserves at September 30, 2013.
The Company’s PUD reserves increased from 410 Bcfe at September 30, 2012 to 452 Bcfe at September 30, 2013. PUD reserves in the Marcellus Shale increased from 381 Bcf at September 30, 2012 to 432 Bcf at September 30, 2013. The Company’s total PUD reserves were 29% of total proved reserves at September 30, 2013, down from 33% of total proved reserves at September 30, 2012.
The increase in PUD reserves in 2014 of 60 Bcfe is a result of 290 Bcfe in new PUD reserve additions (288 Bcfe from the Marcellus Shale), 20 Bcfe in PUD reserves acquired, 12 Bcfe in upward revisions to remaining PUD reserves, offset by 229 Bcfe in PUD conversions to developed reserves and 33 Bcfe in PUD reserves removed. The PUD reserves removed were primarily in the Marcellus Shale (24 Bcfe) in Seneca’s non-operated joint venture in Clearfield County where the operator had previously drilled and cased the horizontal wells to total depth and

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

does not appear now to have firm plans for their completion. An additional 9 Bcfe (1,501 Mbbl) of PUD reserves were removed at the Midway Sunset field in the Tulare reservoir as the Company has no near term plans to develop these reserves as it is employing capital elsewhere.
The increase in PUD reserves in 2013 of 42 Bcfe is a result of 221 Bcfe in new PUD reserve additions (219 Bcfe from the Marcellus Shale), offset by 160 Bcfe in PUD conversions to developed reserves and 19 Bcfe in downward PUD revisions. The downward revisions were primarily due to reductions to planned lateral lengths for several horizontal wells in the Marcellus Shale.
The Company invested $180 million during the year ended September 30, 2014 to convert 229 Bcfe (248 Bcfe including revisions) of PUD reserves to developed reserves. This represents 51% of the PUD reserves booked at September 30, 2013. The Company invested $149 million during the year ended September 30, 2013 to convert 160 Bcfe (171 Bcfe including revisions) of September 30, 2012 PUD reserves to proved developed reserves. This represented 39% of the PUD reserves booked at September 30, 2012. In 2015, the Company estimates that it will invest approximately $239 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule, and over the last five years, the Company developed 19% of its beginning year PUD reserves in fiscal 2010, 47% of its beginning year PUD reserves in fiscal 2011, 33% of its beginning year PUD reserves in fiscal 2012, 39% of its beginning year PUD reserves in fiscal 2013 and 51% of its beginning year PUD reserves in fiscal 2014.
At September 30, 2014, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The Company cautions that the following presentation of the standardized measure of discounted future net cash flows is intended to be neither a measure of the fair market value of the Company’s oil and gas properties, nor an estimate of the present value of actual future cash flows to be obtained as a result of their development and production. It is based upon subjective estimates of proved reserves only and attributes no value to categories of reserves other than proved reserves, such as probable or possible reserves, or to unproved acreage. Furthermore, in accordance with the SEC’s final rule on Modernization of Oil and Gas Reporting, it is based on the unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period and costs adjusted only for existing contractual changes. It assumes an arbitrary discount rate of 10%. Thus, it gives no effect to future price and cost changes certain to occur under widely fluctuating political and economic conditions.
The standardized measure is intended instead to provide a means for comparing the value of the Company’s proved reserves at a given time with those of other oil- and gas-producing companies than is provided by a simple comparison of raw proved reserve quantities.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30
	2014	2013	2012
	(Thousands)
United States
Future Cash Inflows	$10,001,545	$8,943,942	$7,373,129
Less:
Future Production Costs	2,795,657	2,334,393	1,919,530
Future Development Costs	790,033	749,876	619,573
Future Income Tax Expense at Applicable Statutory Rate	2,434,370	2,113,101	1,812,055
Future Net Cash Flows	3,981,485	3,746,572	3,021,971
Less:
10% Annual Discount for Estimated Timing of Cash Flows	1,914,607	1,780,206	1,552,180
Standardized Measure of Discounted Future Net Cash Flows	$2,066,878	$1,966,366	$1,469,791
The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2014	2013	2012
	(Thousands)
United States
Standardized Measure of Discounted Future
Net Cash Flows at Beginning of Year	$1,966,366	$1,469,791	$1,524,157
Sales, Net of Production Costs	(626,960)	(526,630)	(381,581)
Net Changes in Prices, Net of Production Costs	(38,723)	339,655	(385,019)
Extensions and Discoveries	381,008	390,255	224,474
Changes in Estimated Future Development Costs	68,731	6,117	29,627
Purchases of Minerals in Place	34,705	—	—
Sales of Minerals in Place	(691)	—	—
Previously Estimated Development Costs Incurred	179,502	148,535	252,967
Net Change in Income Taxes at Applicable Statutory Rate	(231,807)	(130,574)	(19,280)
Revisions of Previous Quantity Estimates	55,184	34,864	103,472
Accretion of Discount and Other	279,563	234,353	120,974
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$2,066,878	$1,966,366	$1,469,791

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2014
Allowance for Uncollectible Accounts	$27,144	$10,856	$3,241	$9,430	$31,811
Year Ended September 30, 2013
Allowance for Uncollectible Accounts	$30,317	$5,568	$2,390	$11,131	$27,144
Year Ended September 30, 2012
Allowance for Uncollectible Accounts	$31,039	$9,183	$1,946	$11,851	$30,317

(1)	Represents the discount on accounts receivable purchased in accordance with the Utility segment’s 2005 New York rate agreement.

(2)	Amounts represent net accounts receivable written-off.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, published in 1992. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2014.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
None.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for Three-Year Terms to Expire in 2018,” “Directors Whose Terms Expire in 2017,” “Directors Whose Terms Expire in 2016,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
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

Exhibit Number	Description of Exhibits

3(i)	Articles of Incorporation:

Exhibit Number	Description of Exhibits
•
Restated Certificate of Incorporation of National Fuel Gas Company dated September 21, 1998; Certificate of Amendment of Restated Certificate of Incorporation dated March 14, 2005 (Exhibit 3.1, Form 10-K for fiscal year ended September 30, 2013)

3(ii)	By-Laws:

•	National Fuel Gas Company By-Laws as amended June 12, 2014 (Exhibit 3.1, Form 8-K dated June 16, 2014)

4	Instruments Defining the Rights of Security Holders, Including Indentures:

•	Indenture, dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

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

•	Letter of Appointment of Wells Fargo Bank, National Association, as Successor Rights Agent, dated July 18, 2012 (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 2012)

Exhibit Number	Description of Exhibits
10	Material Contracts:

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

Management Contracts and Compensatory Plans and Arrangements:

•	Director Services Agreement between the Company and David F. Smith, dated March 13, 2014 (Exhibit 10.1, Form 8-K dated March 13, 2014)

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

•	National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2009)

•	Description of assignment of interests in certain life insurance policies (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2006)

•	Description of agreement between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 2006)

•	Agreement, dated September 24, 2006, between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2006)

•	Description of 2014 performance goals under the National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2013)

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2013)

Exhibit Number	Description of Exhibits
•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2013)

•	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2013)

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the fiscal years ended September 30, 2010 through 2014

21	Subsidiaries of the Registrant

23	Consents of Experts:

23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

23.2	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Additional Exhibits:

99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

99.2	Company Maps

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012 (iii) the Consolidated Balance Sheets at September 30, 2014 and September 30, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

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
Date: November 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 21, 2014
D. F. Smith

/s/ P. C. Ackerman	Director	Date: November 21, 2014
P. C. Ackerman

/s/ D. C. Carroll	Director	Date: November 21, 2014
D. C. Carroll

/s/ R. D. Cash	Director	Date: November 21, 2014
R. D. Cash

/s/ S. E. Ewing	Director	Date: November 21, 2014
S. E. Ewing

/s/ R. W. Jibson	Director	Date: November 21, 2014
R. W. Jibson

/s/ C. G. Matthews	Director	Date: November 21, 2014
C. G. Matthews

/s/ J. W. Shaw	Director	Date: November 21, 2014
J. W. Shaw

/s/ R. J. Tanski	President, Chief Executive Officer and Director	Date: November 21, 2014
R. J. Tanski

/s/ D. P. Bauer	Treasurer and Principal Financial Officer	Date: November 21, 2014
D. P. Bauer

/s/ K. M. Camiolo	Controller and Principal Accounting Officer	Date: November 21, 2014
K. M. Camiolo