Form 10-Q
period 2015-03-31
NATIONAL FUEL GAS CO
filed 2015-05-01
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Common stock, par value $1.00 per share, outstanding at April 30, 2015:  84,419,911 shares.

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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2015	2014	2015	2014
INCOME
Operating Revenues	$596,127	$756,242	$1,120,036	$1,306,314

Operating Expenses
Purchased Gas	190,600	322,772	317,690	490,378
Operation and Maintenance	133,245	137,716	245,827	245,562
Property, Franchise and Other Taxes	24,916	25,704	45,845	46,630
Depreciation, Depletion and Amortization	82,687	89,975	185,433	183,089
Impairment of Oil and Gas Producing Properties	120,348	—	120,348	—
	551,796	576,167	915,143	965,659
Operating Income	44,331	180,075	204,893	340,655
Other Income (Expense):
Interest Income	46	249	1,303	951
Other Income	1,388	5,123	2,571	5,352
Interest Expense on Long-Term Debt	(22,376)	(22,766)	(44,687)	(45,651)
Other Interest Expense	(1,584)	(1,375)	(2,375)	(2,324)
Income Before Income Taxes	21,805	161,306	161,705	298,983
Income Tax Expense	5,136	66,095	60,296	121,520

Net Income Available for Common Stock	16,669	95,211	101,409	177,463

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,666,659	1,493,466	1,614,361	1,442,617
	1,683,328	1,588,677	1,715,770	1,620,080

Dividends on Common Stock	(32,488)	(31,493)	(64,930)	(62,896)
Balance at March 31	$1,650,840	$1,557,184	$1,650,840	$1,557,184

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$0.20	$1.14	$1.20	$2.12
Diluted:
Net Income Available for Common Stock	$0.20	$1.12	$1.19	$2.09
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	84,317,508	83,856,120	84,262,471	83,781,085
Used in Diluted Calculation	85,133,142	84,837,123	85,175,961	84,787,610
Dividends Per Common Share:
Dividends Declared	$0.385	$0.375	$0.770	$0.750
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars)	2015	2014	2015	2014
Net Income Available for Common Stock	$16,669	$95,211	$101,409	$177,463
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	265	622	(147)	3,120
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	61,165	(67,461)	304,994	(64,682)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(54,130)	26,640	(78,395)	16,457
Other Comprehensive Income (Loss), Before Tax	7,300	(40,199)	226,452	(45,105)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	99	231	(61)	1,156
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	25,902	(28,583)	128,851	(27,312)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(22,917)	11,170	(33,006)	6,872
Income Taxes – Net	3,084	(17,182)	95,784	(19,284)
Other Comprehensive Income (Loss)	4,216	(23,017)	130,668	(25,821)
Comprehensive Income	$20,885	$72,194	$232,077	$151,642

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	September 30, 2014
(Thousands of Dollars)
ASSETS
Property, Plant and Equipment	$8,691,487	$8,245,791
Less - Accumulated Depreciation, Depletion and Amortization	2,794,981	2,502,700
	5,896,506	5,743,091
Current Assets
Cash and Temporary Cash Investments	69,441	36,886
Hedging Collateral Deposits	15,726	2,734
Receivables – Net of Allowance for Uncollectible Accounts of $40,922 and $31,811, Respectively	207,673	149,735
Unbilled Revenue	56,148	25,663
Gas Stored Underground	7,361	39,422
Materials and Supplies - at average cost	31,658	27,817
Other Current Assets	59,592	54,752
Deferred Income Taxes	39,260	40,323
	486,859	377,332

Other Assets
Recoverable Future Taxes	163,976	163,485
Unamortized Debt Expense	13,129	14,304
Other Regulatory Assets	217,369	224,436
Deferred Charges	10,923	14,212
Other Investments	88,246	86,788
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	43,400	36,512
Fair Value of Derivative Financial Instruments	301,884	72,606
Other	178	1,355
	844,581	619,174

Total Assets	$7,227,946	$6,739,597

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	September 30, 2014
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 84,385,366 Shares and 84,157,220 Shares, Respectively	$84,385	$84,157
Paid in Capital	737,335	716,144
Earnings Reinvested in the Business	1,650,840	1,614,361
Accumulated Other Comprehensive Income (Loss)	126,689	(3,979)
Total Comprehensive Shareholders’ Equity	2,599,249	2,410,683
Long-Term Debt, Net of Current Portion	1,649,000	1,649,000
Total Capitalization	4,248,249	4,059,683

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	157,500	85,600
Current Portion of Long-Term Debt	—	—
Accounts Payable	168,290	136,674
Amounts Payable to Customers	44,796	33,745
Dividends Payable	32,488	32,400
Interest Payable on Long-Term Debt	29,960	29,960
Customer Advances	270	19,005
Customer Security Deposits	18,463	15,761
Other Accruals and Current Liabilities	179,233	136,672
Fair Value of Derivative Financial Instruments	13,175	759
	644,175	490,576

Deferred Credits
Deferred Income Taxes	1,563,368	1,456,283
Taxes Refundable to Customers	90,214	91,736
Unamortized Investment Tax Credit	937	1,145
Cost of Removal Regulatory Liability	178,096	173,199
Other Regulatory Liabilities	119,631	81,152
Pension and Other Post-Retirement Liabilities	137,204	134,202
Asset Retirement Obligations	119,164	117,713
Other Deferred Credits	126,908	133,908
	2,335,522	2,189,338
Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$7,227,946	$6,739,597

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of Dollars)	2015	2014
OPERATING ACTIVITIES
Net Income Available for Common Stock	$101,409	$177,463
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	120,348	—
Depreciation, Depletion and Amortization	185,433	183,089
Deferred Income Taxes	10,351	71,939
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(9,024)	(3,149)
Stock-Based Compensation	5,985	8,045
Other	4,709	(118)
Change in:
Hedging Collateral Deposits	(12,992)	1,094
Receivables and Unbilled Revenue	(88,339)	(198,277)
Gas Stored Underground and Materials and Supplies	29,085	52,661
Unrecovered Purchased Gas Costs	—	10,583
Other Current Assets	4,184	(443)
Accounts Payable	62,832	69,379
Amounts Payable to Customers	11,051	11,837
Customer Advances	(18,735)	(21,878)
Customer Security Deposits	2,702	(602)
Other Accruals and Current Liabilities	53,491	102,222
Other Assets	1,826	23,445
Other Liabilities	43,186	15,946
Net Cash Provided by Operating Activities	507,502	503,236

INVESTING ACTIVITIES
Capital Expenditures	(493,341)	(367,393)
Other	(1,262)	4,927
Net Cash Used in Investing Activities	(494,603)	(362,466)

FINANCING ACTIVITIES
Changes in Notes Payable to Banks and Commercial Paper	71,900	—
Excess Tax Benefits Associated with Stock-Based Compensation Awards	9,024	3,149
Dividends Paid on Common Stock	(64,842)	(62,776)
Net Proceeds from Issuance of Common Stock	3,574	4,863
Net Cash Provided by (Used) in Financing Activities	19,656	(54,764)

Net Increase in Cash and Temporary Cash Investments	32,555	86,006

Cash and Temporary Cash Investments at October 1	36,886	64,858

Cash and Temporary Cash Investments at March 31	$69,441	$150,864

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$94,484	$109,355
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

The earnings for the six months ended March 31, 2015 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2015.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

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

Gas Stored Underground - Current.  In the Utility segment, gas stored underground – current is carried at lower of cost or market, on a LIFO method.  Gas stored underground – current normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $50.2 million at March 31, 2015, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $148.8 million and $141.7 million at March 31, 2015 and September 30, 2014, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At March 31, 2015, the book value of the oil and gas properties exceeded the ceiling. As such, the Company recognized a pre-tax impairment charge of $120.3 million at March 31, 2015. A deferred income tax benefit of $50.8 million related to the impairment charge was also recognized. In adjusting estimated future cash flows for hedging under the ceiling test at March 31, 2015, estimated future net cash flows were increased by $97.0 million.

Accumulated Other Comprehensive Income (Loss).  The components of Accumulated Other Comprehensive Income (Loss) and changes for the quarter and six months ended March 31, 2015 and 2014, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2015
Balance at January 1, 2015	$170,363	$8,130	$(56,020)	$122,473
Other Comprehensive Gains and Losses Before Reclassifications	35,263	166	—	35,429
Amounts Reclassified From Other Comprehensive Income (Loss)	(31,213)	—	—	(31,213)
Balance at March 31, 2015	$174,413	$8,296	$(56,020)	$126,689
Six Months Ended March 31, 2015
Balance at October 1, 2014	$43,659	$8,382	$(56,020)	$(3,979)
Other Comprehensive Gains and Losses Before Reclassifications	176,143	(86)	—	176,057
Amounts Reclassified From Other Comprehensive Income (Loss)	(45,389)	—	—	(45,389)
Balance at March 31, 2015	$174,413	$8,296	$(56,020)	$126,689
Three Months Ended March 31, 2014
Balance at January 1, 2014	$26,345	$7,910	$(56,293)	$(22,038)
Other Comprehensive Gains and Losses Before Reclassifications	(38,878)	391	—	(38,487)
Amounts Reclassified From Other Comprehensive Income (Loss)	15,470	—	—	15,470
Balance at March 31, 2014	$2,937	$8,301	$(56,293)	$(45,055)
Six Months Ended March 31, 2014
Balance at October 1, 2013	$30,722	$6,337	$(56,293)	$(19,234)
Other Comprehensive Gains and Losses Before Reclassifications	(37,370)	1,964	—	(35,406)
Amounts Reclassified From Other Comprehensive Income (Loss)	9,585	—	—	9,585
Balance at March 31, 2014	$2,937	$8,301	$(56,293)	$(45,055)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss).  The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the quarter and six months ended March 31, 2015 and 2014 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$53,471	($22,611)	$73,508	($12,825)	Operating Revenues
Commodity Contracts	659	(4,029)	4,887	(3,632)	Purchased Gas
	54,130	(26,640)	78,395	(16,457)	Total Before Income Tax
	(22,917)	11,170	(33,006)	6,872	Income Tax Expense
	$31,213	($15,470)	$45,389	($9,585)	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2015	At September 30, 2014

Prepayments	$5,314	$10,079
Prepaid Property and Other Taxes	22,266	13,743
Federal Income Taxes Receivable	—	8,211
Fair Values of Firm Commitments	14,694	—
Regulatory Assets	17,318	22,719
	$59,592	$54,752

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2015	At September 30, 2014

Accrued Capital Expenditures	$69,419	$80,348
Regulatory Liabilities	5,953	18,072
Reserve for Gas Replacement	50,152	—
Federal Income Taxes Payable	22,646	—
State Income Taxes Payable	1,838	5,798
Other	29,225	32,454
	$179,233	$136,672

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares.  The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share.  There were 5 and 2,565 securities excluded as being antidilutive for the quarter and six months ended March 31, 2015, respectively. There were no securities excluded as being antidilutive for the quarter ended March 31, 2014. There were 265 securities excluded as being antidilutive for the six months ended March 31, 2014.

Stock-Based Compensation.  The Company granted 107,044 performance shares during the six months ended March 31, 2015. The weighted average fair value of such performance shares was $65.26 per share for the six months ended March 31, 2015.

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

Half of the performance shares granted during the six months ended March 31, 2015 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2014 to September 30, 2017.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the six months ended March 31, 2015 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2014 to September 30, 2017.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 88,899 non-performance based restricted stock units during the six months ended March 31, 2015.  The weighted average fair value of such non-performance based restricted stock units was $64.04 per share for the six months ended March 31, 2015. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These non-performance based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for non-performance based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

No stock options, SARs or restricted share awards were granted by the Company during the six months ended March 31, 2015.

New Authoritative Accounting and Financial Reporting Guidance. In May 2014, the FASB issued authoritative guidance regarding revenue recognition. The authoritative guidance provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. This authoritative guidance will be effective as of the Company's first quarter of fiscal 2018. However, the FASB has proposed a deferral of the effective date of the new revenue standard by one year. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and disclosures.

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

In February 2015, the FASB issued authoritative guidance that changes the rules regarding consolidation of certain types of legal entities. This authoritative guidance applies to entities in all industries and makes targeted amendments to the current consolidation guidance. This authoritative guidance will be effective as of the Company's first quarter of fiscal 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and disclosures.

In April 2015, the FASB issued authoritative guidance regarding the presentation of debt issuance costs. The authoritative guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This authoritative guidance, which will be applied on a retrospective basis, will be effective as of the Company's first quarter of fiscal 2017, with early adoption permitted. The Company plans to early adopt by the end of fiscal 2015.

In April 2015, the FASB issued authoritative guidance regarding customer's accounting for fees paid in a cloud computing arrangement. The authoritative guidance provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance requires the software license element of the arrangement to be accounted for consistent with other software license agreements. This authoritative guidance will be effective as of the Company's first quarter of fiscal 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2015 and September 30, 2014.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$46,916	$—	$—	$—	$46,916
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	4,426	—	—	(4,426)	—
Over the Counter Swaps – Gas and Oil	—	297,777	4,826	(719)	301,884
Other Investments:
Balanced Equity Mutual Fund	37,090	—	—	—	37,090
Common Stock – Financial Services Industry	5,858	—	—	—	5,858
Other Common Stock	518	—	—	—	518
Hedging Collateral Deposits	15,726	—	—	—	15,726
Total	$110,534	$297,777	$4,826	$(5,145)	$407,992

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$16,510	$—	$—	$(4,426)	$12,084
Over the Counter Swaps – Gas and Oil	—	1,810	—	(719)	1,091
Total	$16,510	$1,810	$—	$(5,145)	$13,175

Total Net Assets/(Liabilities)	$94,024	$295,967	$4,826	$—	$394,817

Recurring Fair Value Measures	At fair value as of September 30, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$23,794	$—	$—	$—	$23,794
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,725	—	—	(1,987)	738
Over the Counter Swaps – Gas and Oil	—	75,951	1,368	(5,451)	71,868
Other Investments:
Balanced Equity Mutual Fund	35,331	—	—	—	35,331
Common Stock – Financial Services Industry	6,629	—	—	—	6,629
Other Common Stock	455	—	—	—	455
Hedging Collateral Deposits	2,734	—	—	—	2,734
Total	$71,668	$75,951	$1,368	$(7,438)	$141,549

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$2,674	$—	$—	$(1,987)	$687
Over the Counter Swaps – Gas and Oil	—	5,523	—	(5,451)	72
Total	$2,674	$5,523	$—	$(7,438)	$759

Total Net Assets/(Liabilities)	$68,994	$70,428	$1,368	$—	$140,790

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At March 31, 2015 and September 30, 2014, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $15.7 million at March 31, 2015 and $2.7 million at September 30, 2014, which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2015 and September 30, 2014 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments and the majority of the crude oil price swap agreements used in the Company’s Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The derivative financial instruments reported in Level 3 consist of a portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment at March 31, 2015 and September 30, 2014.  The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume).

The significant unobservable input used in the fair value measurement of a portion of the Company’s over-the-counter crude oil swaps is the basis differential between Midway Sunset oil and NYMEX contracts.  Significant changes in the assumed basis differential could result in a significant change in value of the derivative financial instruments.  At March 31, 2015, it was assumed that Midway Sunset oil was 93.7% of NYMEX.  This is based on a historical twelve month average of Midway Sunset oil sales verses NYMEX settlements.  During this twelve-month period, the price of Midway Sunset oil ranged from 87.8% to 98.8% of NYMEX.  If the price of Midway Sunset oil relative to NYMEX used in the fair value measurement calculation had been 10 percentage points higher, the fair value of the Level 3 crude oil price swap agreements asset would have been approximately $0.9 million lower at March 31, 2015.  If the price of Midway Sunset oil relative to NYMEX used in the fair value measurement had been 10 percentage points lower, the fair value measurement of the Level 3 crude oil price swap agreements asset would have been approximately $0.9 million higher at March 31, 2015.  These calculated amounts are based solely on basis differential changes and do not take into account any other changes to the fair value measurement calculation.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At

March 31, 2015, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.

The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the quarters and six months ended March 31, 2015 and 2014, respectively. For the quarters and six months ended March 31, 2015 and March 31, 2014, no transfers in or out of Level 1 or Level 2 occurred.  There were no purchases or sales of derivative financial instruments during the periods presented in the tables below.  All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below (amounts in parentheses indicate credits in the derivative asset/liability accounts).

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	January 1, 2015	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2015
Derivative Financial Instruments(2)	$5,337	$(2,949)	(1)	$2,438	$—	$4,826

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2015.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	October 1, 2014	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2015
Derivative Financial Instruments(2)	$1,368	$(6,804)	(1)	$10,262	$—	$4,826

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2015.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	January 1, 2014	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2014
Derivative Financial Instruments(2)	$(1,842)	$763	(1)	$(292)	$—	$(1,371)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2014.

(2)	Derivative Financial Instruments are shown on a net basis.

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	October 1, 2013	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2014
Derivative Financial Instruments(2)	$(5,190)	$1,043	(1)	$2,776	$—	$(1,371)

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the six months ended March 31, 2014.

(2)	Derivative Financial Instruments are shown on a net basis.

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

	March 31, 2015		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$1,649,000	$1,794,666	$1,649,000	$1,775,715

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

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity securities. The values of the insurance contracts amounted to $44.8 million at March 31, 2015 and $44.4 million at September 30, 2014. The fair value of the equity mutual fund was $37.1 million at March 31, 2015 and $35.3 million at September 30, 2014. The gross unrealized gain on this equity mutual fund was $9.0 million at March 31, 2015 and $8.4 million at September 30, 2014.  The fair value of the stock of an insurance company was $5.9 million at March 31, 2015 and $6.6 million at September 30, 2014. The gross unrealized gain on this stock was $3.8 million at March 31, 2015 and $4.5 million at September 30, 2014. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2015 and September 30, 2014.  All of the derivative financial instruments reported on those line items relate to commodity contracts.

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

As of March 31, 2015, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	157.4	Bcf (short positions)
Natural Gas	4.1	Bcf (long positions)
Crude Oil	2,568,000	Bbls (short positions)

As of March 31, 2015, the Company had $302.7 million ($174.4 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $167.4 million ($96.5 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the expected sales of the underlying commodities occur.
Refer to Note 1, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2015 and 2014 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships
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
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Commodity Contracts	$60,571	$(64,237)	Operating Revenue	$53,471	$(22,611)	Operating Revenue	$1,469	$(660)
Commodity Contracts	$594	$(3,224)	Purchased Gas	$659	$(4,029)	Not Applicable	$—	$—
Total	$61,165	$(67,461)		$54,130	$(26,640)		$1,469	$(660)

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2015 and 2014 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Six Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion) for the Six Months Ended March 31,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Commodity Contracts	$300,594	$(59,117)	Operating Revenue	$73,508	$(12,825)	Operating Revenue	$2,929	$774
Commodity Contracts	$4,400	$(5,565)	Purchased Gas	$4,887	$(3,632)	Not Applicable	$—	$—
Total	$304,994	$(64,682)		$78,395	$(16,457)		$2,929	$774

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2015, the Company’s Energy Marketing segment had fair value hedges covering approximately 15.0 Bcf (14.9 Bcf of fixed price sales commitments and 0.1 Bcf of fixed price purchase commitments). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2015 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2015 (In Thousands)
Commodity Contracts	Operating Revenues	$(12,549)	$12,549
Commodity Contracts	Purchased Gas	$46	$(46)
		$(12,503)	$12,503

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with fifteen counterparties of which thirteen are in a net gain position.   On average, the Company had $23.2 million of credit exposure per counterparty in a gain position at March 31, 2015. The maximum credit exposure per counterparty in a gain position at March 31, 2015 was $57.1 million. The Company’s gain position on such derivative financial instruments for certain counterparties exceeded the established thresholds at which the counterparties would be required to post collateral. At March 31, 2015, collateral deposits of $50.9 million were posted. These collateral deposits are recorded as a component of Accounts Payable on the Consolidated Balance Sheet.

As of March 31, 2015, eleven of the fifteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2015, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $189.5 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements).  For its over-the-counter swap agreements, no hedging collateral deposits were required to be posted by the Company at March 31, 2015.

For its exchange traded futures contracts, the Company was required to post $15.7 million in hedging collateral deposits as of March 31, 2015.   As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Six Months Ended March 31,
	2015	2014
Current Income Taxes
Federal	$36,746	$39,974
State	13,199	9,607

Deferred Income Taxes
Federal	13,242	50,110
State	(2,891)	21,829
	60,296	121,520
Deferred Investment Tax Credit	(208)	(218)

Total Income Taxes	$60,088	$121,302
Presented as Follows:
Other Income	(208)	(218)
Income Tax Expense	60,296	121,520

Total Income Taxes	$60,088	$121,302

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income before income taxes.  The following is a reconciliation of this difference (in thousands):

	Six Months Ended March 31,
	2015	2014
U.S. Income Before Income Taxes	$161,497	$298,765

Income Tax Expense, Computed at U.S. Federal Statutory Rate of 35%	$56,524	$104,568

Increase (Reduction) in Taxes Resulting from:
State Income Taxes	6,700	20,433
Miscellaneous	(3,136)	(3,699)

Total Income Taxes	$60,088	$121,302

On December 19, 2014, President Obama signed into law the Tax Increase Prevention Act of 2014, which did not have a significant impact on income tax expense.

Note 5 - Capitalization

Common Stock.  During the six months ended March 31, 2015, the Company issued 125,451 original issue shares of common stock as a result of stock option and SARs exercises and 42,990 original issue shares of common stock for restricted stock units that vested.  In addition, the Company issued 51,620 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 43,255 original issue shares of common stock for the Company’s 401(k) plans.  The Company also issued 7,584 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2015.  Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes.  During the six months ended March 31, 2015, 42,754 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.    None of the Company’s long-term debt at March 31, 2015 will mature within the following twelve-month period.

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

At March 31, 2015, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $13.8 million.  The Company expects to recover such environmental clean-up costs through rate recovery over a period of approximately 12 years.

The Company's estimated liability for clean-up costs discussed above includes a $12.4 million estimated liability to remediate a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site.  In April 2013, the NYDEC approved the Company’s proposed amendment.  Final remedial design work for the site has been completed, and remedial work is expected to begin in the summer of 2015.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2014 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2014 Form 10-K.  A listing of segment assets at March 31, 2015 and September 30, 2014 is shown in the tables below.

Quarter Ended March 31, 2015 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$165,521	$55,758	$89	$309,974	$64,167	$595,509	$388	$230	$596,127
Intersegment Revenues	$—	$23,054	$17,365	$6,521	$211	$47,151	$—	$(47,151)	$—
Segment Profit: Net Income (Loss)	$(53,562)	$23,377	$6,405	$38,238	$3,373	$17,831	$98	$(1,260)	$16,669

Six Months Ended March 31, 2015 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$370,186	$107,504	$235	$520,047	$120,333	$1,118,305	$1,271	$460	$1,120,036
Intersegment Revenues	$—	$44,515	$41,793	$11,055	$417	$97,780	$—	$(97,780)	$—
Segment Profit: Net Income (Loss)	$(26,842)	$44,155	$18,028	$60,831	$6,199	$102,371	$93	$(1,055)	$101,409

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2015	$3,289,590	$1,446,247	$379,707	$2,022,373	$103,806	$7,241,723	$76,810	$(90,587)	$7,227,946
At September 30, 2014	$3,100,514	$1,367,181	$326,662	$1,862,850	$76,238	$6,733,445	$86,460	$(80,308)	$6,739,597

Quarter Ended March 31, 2014 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$199,561	$53,571	$195	$377,647	$124,439	$755,413	$597	$232	$756,242
Intersegment Revenues	$—	$22,235	$15,452	$8,204	$5	$45,896	$—	$(45,896)	$—
Segment Profit: Net Income	$24,390	$21,372	$7,324	$35,545	$3,765	$92,396	$278	$2,537	$95,211

Six Months Ended March 31, 2014 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$392,607	$104,784	$429	$608,100	$197,598	$1,303,518	$2,298	$498	$1,306,314
Intersegment Revenues	$—	$42,974	$29,802	$12,911	$260	$85,947	$—	$(85,947)	$—
Segment Profit: Net Income	$55,487	$40,510	$13,471	$59,760	$5,369	$174,597	$954	$1,912	$177,463

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2015	2014	2015	2014

Service Cost	$3,012	$2,997	$673	$735
Interest Cost	10,304	10,893	4,821	5,327
Expected Return on Plan Assets	(14,904)	(14,993)	(8,522)	(9,356)
Amortization of Prior Service Cost (Credit)	46	52	(478)	(534)
Amortization of Losses	9,032	9,002	1,037	661
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	7,055	8,557	7,396	7,928

Net Periodic Benefit Cost	$14,545	$16,508	$4,927	$4,761

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2015	2014	2015	2014

Service Cost	$6,024	$5,993	$1,346	$1,469
Interest Cost	20,608	21,787	9,642	10,654
Expected Return on Plan Assets	(29,808)	(29,986)	(17,044)	(18,712)
Amortization of Prior Service Cost (Credit)	92	105	(956)	(1,069)
Amortization of Losses	18,065	18,003	2,074	1,323
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	8,346	10,135	12,316	13,988

Net Periodic Benefit Cost	$23,327	$26,037	$7,378	$7,653

(1)
The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the six months ended March 31, 2015, the Company contributed $18.0 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $1.5 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2015, the Company expects its contributions to the Retirement Plan to be in the range of zero to $2.0 million.  In the remainder of 2015, the Company expects to contribute approximately $0.5 million to its VEBA trusts and 401(h) accounts.

Note 9 – Regulatory Matters

Following negotiations and other proceedings, on December 6, 2013, Distribution Corporation filed an agreement, also executed by the Department of Public Service and intervenors, extending existing rates through, at a minimum, September 30, 2015. Although customer rates were not changed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement authorizes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows:  from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% would be allocated to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year of the agreement.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  A $7.5 million refund provision was passed back to ratepayers during 2014 after the NYPSC approved the settlement agreement without modification in an order issued on May 8, 2014.

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
For the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014, the Company experienced a decrease in earnings of $78.5 million.  For the six months ended March 31, 2015 compared to the six months ended March 31, 2014, the Company experienced a decrease in earnings of $76.1 million. The earnings decrease for both the quarter and six months ended March 31, 2015 is driven largely by an impairment charge of $120.3 million ($69.5 million after-tax) recorded in the Exploration and Production segment. In the Company’s Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. At March 31, 2015, due to significant declines in crude oil and natural gas commodity prices, the book value of the Company’s oil and gas properties exceeded the ceiling, resulting in the impairment charge mentioned above. The Company expects that the book value of its oil and gas properties will also exceed the ceiling at June 30, 2015, September 30, 2015 and December 31, 2015, resulting in additional impairment charges. For further discussion of the ceiling test and a sensitivity analysis concerning changes in crude oil and natural gas commodity prices and their impact on the ceiling test, refer to the Critical Accounting Estimates section below. The earnings decrease for the quarter ended March 31, 2015 also reflects lower earnings in Gathering segment and in the Corporate category, partly offset by higher earnings in the Pipeline and Storage segment and Utility segment. For the six months ended March 31, 2015, the earnings decrease also reflects lower earnings in the Corporate category, partly offset by higher earnings in the Pipeline and Storage segment, Gathering segment and Utility segment. For further discussion of the Company’s earnings, refer to the Results of Operations section below.
The Company continues to develop its natural gas reserves in the Marcellus Shale, a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York.  The Company controls the natural gas interests associated with approximately 780,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations.  Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 1,239 Bcf at September 30, 2013 to 1,624 Bcf at September 30, 2014.  The Company has spent significant amounts of capital in this region related to the development of such reserves. For the six months ended March 31, 2015, the Company’s Exploration and Production segment had capital expenditures of $260.9 million in the Appalachian region, of which $235.7 million was spent towards the development of the Marcellus Shale.  The amount spent towards the development of the Marcellus Shale represented approximately 52% of the Company’s capital expenditures for the six months ended March 31, 2015. With the potential for continued low natural gas and crude oil prices, the Company is reducing its fiscal 2016 estimated capital expenditures in the Exploration and Production segment from approximately $715 million to approximately $440 million. Forecasted production in the Exploration and Production segment for fiscal 2015 is expected to be in the range of 155 to 175 Bcfe, down from the previous range of 155 to 190 Bcfe.
To facilitate the flow of natural gas from the Marcellus Shale, the Company continues to expand its gathering and pipeline infrastructure in the Gathering segment and the Pipeline and Storage segment. For the six months ended March 31, 2015, the Gathering segment had capital expenditures of $50.5 million. The Pipeline and Storage segment's capital expenditures for the six months ended March 31, 2015 were $57.7 million. The amount spent towards the development of gathering and pipeline infrastructure during the six months ended March 31, 2015 represented approximately 24% of the Company's capital expenditures.
From a capital resources perspective, the Company has largely been able to meet its capital expenditure needs by using cash from operations as well as both short and long-term debt.  It is expected that the Company will use short-term debt as necessary during fiscal 2015 to help meet its capital expenditure needs.  In addition, the Company intends to issue long-term debt in the near term. If the Company experiences additional impairments of its oil and gas properties in June 2015, September 2015, and December 2015, the Company, under its 1974 indenture, expects to be precluded from issuing incremental long-term debt for a period of twelve months or more, beginning in October 2015. However, the Company expects that it could borrow under its committed credit facility and uncommitted bank lines of credit. In addition, the 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt. On December 5, 2014, the Company entered into an Amended and Restated Credit Agreement that replaced the Company’s existing $750.0 million committed credit facility with a substantially similar committed credit facility totaling $750.0 million that extends through December 5, 2019. The previous committed credit facility extended through January 6, 2017.
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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At March 31, 2015, the book value of the oil and gas properties exceeded the ceiling, which caused the Company to record an impairment charge of $120.3 million ($69.5 million after-tax). The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2015, based on posted Midway Sunset prices, was $78.45 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2015, based on the quoted Henry Hub spot price for natural gas, was $3.88 per MMBtu.  (Note – Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for the twelve months ended March 31, 2015.)  If natural gas average prices used in the ceiling test calculation at March 31, 2015 had been $1 per MMBtu lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $583.0 million (after-tax), which would have resulted in an additional impairment charge.  If crude oil average prices used in the ceiling test calculation at March 31, 2015 had been $5 per Bbl lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $110.8 million (after-tax), which would have resulted in an additional impairment charge.  If both natural gas and crude oil average prices used in the ceiling test calculation at March 31, 2015 were lower by $1 per MMBtu and $5 per Bbl, respectively, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $624.1 million (after-tax), which would have resulted in an additional impairment charge.  These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.  Looking ahead, the first day of the month Midway Sunset price for crude oil in April 2015 was $46.78 per Bbl. The first day of the month Henry Hub spot price for natural gas in April 2015 was $2.63 per MMBtu. Given these April prices, the potential that prices could stay at this level in future months, and the expected loss of significantly higher oil and gas prices from the 12-month average that will be used in the ceiling test at June 30, 2015, September 30, 2015 and December 31, 2015, the Company expects to experience significant ceiling test impairments in each of those quarters. For a more complete discussion of the full cost method of accounting, refer to "Oil and Gas Exploration and Development Costs" under "Critical Accounting Estimates" in Item 7 of the Company's 2014 Form 10-K.

RESULTS OF OPERATIONS

Earnings

The Company’s earnings were $16.7 million for the quarter ended March 31, 2015 compared to earnings of $95.2 million for the quarter ended March 31, 2014.  The decrease in earnings of $78.5 million is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Gathering segment, Energy Marketing segment and All Other category, as well as a loss in the Corporate category, also contributed to the decrease. Higher earnings in the Pipeline and Storage segment and the Utility segment partially offset these decreases.

The Company’s earnings were $101.4 million for the six months ended March 31, 2015 compared to earnings of $177.5 million for the six months ended March 31, 2014.  The decrease in earnings of $76.1 million is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the All Other category and a loss in the Corporate category also contributed to the decrease. Higher earnings in the Pipeline and Storage segment, Gathering segment, Utility segment and Energy Marketing segment partially offset these decreases.

The Company's earnings for the quarter and six months ended March 31, 2015 include a non-cash $120.3 million impairment charge ($69.5 million after-tax) recorded during the quarter ended March 31, 2015 for the Exploration and Production segment's oil and gas producing properties, as discussed above. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Exploration and Production	$(53,562)	$24,390	$(77,952)	$(26,842)	$55,487	$(82,329)
Pipeline and Storage	23,377	21,372	2,005	44,155	40,510	3,645
Gathering	6,405	7,324	(919)	18,028	13,471	4,557
Utility	38,238	35,545	2,693	60,831	59,760	1,071
Energy Marketing	3,373	3,765	(392)	6,199	5,369	830
Total Reportable Segments	17,831	92,396	(74,565)	102,371	174,597	(72,226)
All Other	98	278	(180)	93	954	(861)
Corporate	(1,260)	2,537	(3,797)	(1,055)	1,912	(2,967)
Total Consolidated	$16,669	$95,211	$(78,542)	$101,409	$177,463	$(76,054)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Gas (after Hedging)	$114,507	$125,628	$(11,121)	$256,164	$247,245	$8,919
Oil (after Hedging)	48,752	73,081	(24,329)	108,917	140,335	(31,418)
Gas Processing Plant	714	1,412	(698)	1,773	2,727	(954)
Other	1,548	(560)	2,108	3,332	2,300	1,032
	$165,521	$199,561	$(34,040)	$370,186	$392,607	$(22,421)

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Gas Production (MMcf)
Appalachia	30,592	31,490	(898)	73,391	63,543	9,848
West Coast	795	841	(46)	1,567	1,626	(59)
Total Production	31,387	32,331	(944)	74,958	65,169	9,789

Oil Production (Mbbl)
Appalachia	5	7	(2)	15	17	(2)
West Coast	721	748	(27)	1,482	1,453	29
Total Production	726	755	(29)	1,497	1,470	27

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.46	$4.44	$(1.98)	$2.75	$3.86	$(1.11)
West Coast	$3.81	$7.57	$(3.76)	$4.70	$6.77	$(2.07)
Weighted Average	$2.50	$4.52	$(2.02)	$2.79	$3.93	$(1.14)
Weighted Average After Hedging	$3.65	$3.89	$(0.24)	$3.42	$3.79	$(0.37)

Average Oil Price/Bbl
Appalachia	$46.18	$94.15	$(47.97)	$65.09	$95.21	$(30.12)
West Coast	$43.93	$99.98	$(56.05)	$55.71	$98.75	$(43.04)
Weighted Average	$43.95	$99.93	$(55.98)	$55.80	$98.71	$(42.91)
Weighted Average After Hedging	$67.14	$96.85	$(29.71)	$72.78	$95.47	$(22.69)

2015 Compared with 2014

Operating revenues for the Exploration and Production segment decreased $34.0 million for the quarter ended March 31, 2015 as compared with the quarter ended March 31, 2014.  Gas production revenue after hedging decreased $11.1 million due to a $0.24 per Mcf decrease in the weighted average price of gas after hedging and a slight decrease in production (largely due to the impact of pricing related curtailments experienced during the quarter ended March 31, 2015). Oil production revenue after hedging decreased $24.3 million due to a $29.71 per Bbl decrease in the weighted average price of oil after hedging coupled with a slight decrease in production (largely due to natural field declines during the quarter ended March 31, 2015). The decrease in operating revenues was partially offset by a $2.1 million increase in other revenue. This was largely due to the mark-to-market adjustments related to hedging ineffectiveness (mostly associated with certain crude oil hedges).

Operating revenues for the Exploration and Production segment decreased $22.4 million for the six months ended March 31, 2015 as compared with the six months ended March 31, 2014.  Crude oil production revenue after hedging decreased $31.4 million due to a $22.69 per Bbl decrease in the weighted average price of oil after hedging. This revenue decrease was partially offset by slightly higher crude oil production in the East Coalinga and South Midway Sunset fields in California. Gas production revenue after hedging increased $8.9 million due to an increase in production, which was partially offset by a $0.37 per Mcf decrease in the weighted average price of natural gas after hedging.  The increase in Appalachian production was primarily due to increased development within the Marcellus Shale formation, mainly in Lycoming, Elk, Cameron and McKean counties in Pennsylvania.  In addition, there was a $1.0 million increase in other revenue. This was largely due to the mark-to-market adjustments related to hedging ineffectiveness (mostly associated with certain crude oil hedges), partially offset by the impact from the receipt of settlement proceeds in fiscal 2014 related to former insurance policies that did not recur in the current year.

The Exploration and Production segment's loss for the quarter ended March 31, 2015 was $53.6 million, a decrease of $78.0 million when compared with earnings of $24.4 million for the quarter ended March 31, 2014.  The decrease in earnings is primarily the result of an impairment charge of $69.5 million, as discussed above. The decrease was also attributable to lower crude oil prices after hedging ($14.0 million), lower natural gas prices after hedging ($4.8 million), lower natural gas production ($2.4 million), lower crude oil production ($1.8 million), higher operating expenses ($1.2 million) and higher production costs ($0.9 million). The increase in operating expenses was largely due to the accrual for the estimated purchase of emission allowances recorded in fiscal 2015. The increase in production costs was largely attributable to higher transportation costs associated with increased production volumes transported by Midstream Corporation and road maintenance related to Appalachian production, partially offset by decreased steam fuel costs (due to lower fuel prices) and well repair costs in California. These decreases in earnings were partially offset by the impact of lower depletion expenses ($7.7 million) due to the impact of increased reserves achieved with lower finding and development costs per Mcfe (due to increased operating efficiencies) and lower production, the impact of mark-to-market adjustments ($2.2 million) and lower income taxes ($1.7 million). In addition, the non-recurrence of a deferred state income tax adjustment and a plugging and abandonment accrual recorded in fiscal 2014 increased earnings by $3.0 million and $2.4 million, respectively. During the quarter ended March 31, 2014, the New York fiscal year 2014-2015 Executive Budget legislation was signed into law, which included a reduction of the corporate tax rate. However, as a result of increasing Appalachian production in Pennsylvania, the Company also remeasured its accumulated deferred state income taxes, which led to an overall increase in tax expense in fiscal 2014. The plugging and abandonment accrual recorded in fiscal 2014 related to offshore properties that were no longer owned by the Exploration and Production segment in fiscal 2014.

The Exploration and Production segment's loss for the six months ended March 31, 2015 was $26.8 million, a decrease of $82.3 million when compared with earnings of $55.5 million for the six months ended March 31, 2014.  The decrease in earnings is primarily the result of the aforementioned impairment charge of $69.5 million. The decrease was also attributable to lower crude oil prices after hedging ($22.1 million), lower natural gas prices after hedging ($18.3 million), higher production costs ($8.5 million), higher operating expenses ($1.6 million) and the non-recurrence of insurance settlement proceeds received in 2014 ($1.3 million). The increase in production costs was largely attributable to higher transportation costs associated with increased production volumes transported by Midstream Corporation. These decreases in earnings were partially offset by the impact of higher natural gas production ($24.1 million), lower income taxes ($3.1 million), the impact of mark-to-market adjustments ($1.9 million), lower depletion expenses ($1.8 million) due to the impact of increased reserves achieved with lower finding and development costs per Mcfe (due to increased operating efficiencies) and higher crude oil production ($1.7 million). In addition, the non-recurrence of the plugging and abandonment accrual and the deferred state income tax adjustment recorded in fiscal 2014 increased earnings by $3.3 million and $3.0 million, respectively. The reasons behind the accrual and the deferred tax adjustment are discussed in the previous paragraph.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Firm Transportation	$59,025	$56,291	$2,734	$113,218	$108,437	$4,781
Interruptible Transportation	785	758	27	1,532	1,345	187
	59,810	57,049	2,761	114,750	109,782	4,968
Firm Storage Service	18,150	18,192	(42)	35,639	35,656	(17)
Interruptible Storage Service	2	2	—	3	3	—
Other	850	563	287	1,627	2,317	(690)
	$78,812	$75,806	$3,006	$152,019	$147,758	$4,261

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Firm Transportation	230,311	224,978	5,333	416,633	416,634	(1)
Interruptible Transportation	3,627	1,458	2,169	5,729	2,780	2,949
	233,938	226,436	7,502	422,362	419,414	2,948

2015 Compared with 2014

Operating revenues for the Pipeline and Storage segment increased $3.0 million for the quarter ended March 31, 2015 as compared with the quarter ended March 31, 2014.  The increase was primarily due to an increase in transportation revenues of $2.8 million.  The increase in transportation revenues was largely due to demand charges for transportation service from Supply Corporation’s Mercer Expansion Project, which was placed in service in November 2014.   Also contributing to the increase in transportation revenues was additional non-expansion revenue as a result of both new short-term and long-term contracts for transportation service.

Operating revenues for the Pipeline and Storage segment increased $4.3 million for the six months ended March 31, 2015 as compared with the six months ended March 31, 2014.  The increase was primarily due to an increase in transportation revenues of $5.0 million, partially offset by a decrease in other revenues of $0.7 million.  The increase in transportation revenues was largely due to demand charges for transportation service from Supply Corporation’s Mercer Expansion Project, which was placed in service in November 2014.   Also contributing to the increase in transportation revenues was additional non-expansion revenue as a result of both new short-term and long-term contracts for transportation service from various Open Seasons Supply Corporation has held. Partially offsetting these increases was a decrease in cashout revenues of $0.7 million (reported as a part of other revenue in the table above). Cashout revenues are completely offset by purchased gas expense and as a result have no impact on earnings.

Transportation volume for the quarter ended March 31, 2015 increased by 7.5 Bcf from the prior year’s quarter. For the six months ended March 31, 2015, transportation volume increased by 2.9 Bcf from the prior year's six-month period. The increase in transportation volume for the quarter and six-month period primarily reflects the impact of the Mercer Expansion Project being placed in service and new contracts for transportation service. The transportation volume for the quarter ended March 31, 2015 was also enhanced by weather that was colder than the prior year and colder than normal.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2015 were $23.4 million, an increase of $2.0 million when compared with earnings of $21.4 million for the quarter ended March 31, 2014.  The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $1.8 million, as discussed above, combined with a decrease in operating expenses ($0.8 million). The decrease in operating expenses primarily reflects a decrease in the reserve for preliminary project costs and lower compressor station maintenance costs. These earnings increases were partially offset by an increase in depreciation expense ($0.5 million) attributable to incremental depreciation expense related to the projects that were placed in service within the last year.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2015 were $44.2 million, an increase of $3.7 million when compared with earnings of $40.5 million for the six months ended March 31, 2014.  The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $3.2 million, as discussed above, combined with an increase in the allowance for funds used during construction (equity component) of $0.9 million. The increase in the allowance for funds used during construction is mainly due to capital costs incurred during the six months ended March 31, 2015 related to Supply Corporation’s Westside Expansion and Modernization and Northern Access 2015 projects, in addition to the Mercer Expansion Project, which was under construction and placed in service during the first quarter of fiscal 2015. These earnings increases were partially offset by an increase in depreciation expense ($0.4 million) attributable to incremental depreciation expense related to the projects that were placed in service within the last year.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Gathering	$17,365	$15,452	$1,913	$41,793	$29,802	$11,991
Processing and Other Revenues	89	195	(106)	235	429	(194)
	$17,454	$15,647	$1,807	$42,028	$30,231	$11,797

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Gathered Volume - (MMcf)	31,175	30,955	220	76,047	61,969	14,078

2015 Compared with 2014

Operating revenues for the Gathering segment increased $1.8 million for the quarter ended March 31, 2015 as compared with the quarter ended March 31, 2014. This increase was largely due to an increase in gathering revenues driven by higher gathering rates coupled with a 0.2 Bcf increase in gathered volume.  The overall increase in gathered volume was largely due to a 3.1 Bcf increase in gathered volume on Midstream Corporation’s Clermont Gathering System (Clermont) and a 2.9 Bcf increase in gathered volume on Midstream Corporation’s Trout Run Gathering System (Trout Run). Most of the increase in gathered volume is attributable to an increase in Seneca's Marcellus Shale production, primarily in Lycoming, Elk, Cameron and McKean counties in Pennsylvania. These increases in gathered volume were largely offset by a 5.2 Bcf decrease in gathering volume on Midstream Corporation's Covington Gathering System (Covington) due to a decline in Seneca's Marcellus Shale production in the Covington area of Tioga County, Pennsylvania.

Operating revenues for the Gathering segment increased $11.8 million for the six months ended March 31, 2015 as compared with the six months ended March 31, 2014. This increase was largely due to an increase in gathering revenues driven by a 14.1 Bcf increase in gathered volume combined with higher gathering rates.  The overall increase in gathered volume was largely due to a 14.0 Bcf increase in gathered volume on Trout Run and a 7.4 Bcf increase in gathered volume on Clermont. Most of the increase in gathered volume is attributable to an increase in Seneca's Marcellus Shale production, primarily in Lycoming, Elk, Cameron and McKean counties in Pennsylvania. These increases in gathered volume were partially offset by a 6.8 Bcf decrease in gathering volume on Covington due to a decline in Seneca's Marcellus Shale production in the Covington area of Tioga County, Pennsylvania, and a 0.6 Bcf decrease in gathering volume on Midstream Corporation's Mt. Jewett Gathering System (Mt. Jewett) due to zero gas production on the gathering system as a result of Seneca's price-related curtailments.

The Gathering segment’s earnings for the quarter ended March 31, 2015 were $6.4 million, a decrease of $0.9 million when compared with earnings of $7.3 million for the quarter ended March 31, 2014.  The decrease in earnings is mainly due to the earnings impact of higher depreciation expense ($2.1 million).  This earnings decrease was partially offset by the earnings impact of higher gathering revenues ($1.2 million).  During the quarter ended March 31, 2015, the Company recorded long-lived asset impairment charges related to its gathering facilities at Midstream Corporation's Tionesta Gathering System (Tionesta), which lead to an increase in depreciation expense. The significant growth of Trout Run and Clermont is primarily responsible for the revenue variation.

The Gathering segment’s earnings for the six months ended March 31, 2015 were $18.0 million, an increase of $4.5 million when compared with earnings of $13.5 million for the six months ended March 31, 2014.  The increase in earnings is mainly due to the earnings impact of higher gathering revenues ($7.7 million).  These were partially offset by higher depreciation expense ($2.2 million), higher operating expenses ($0.9 million) and higher income tax expense ($0.5 million).  The significant growth of Trout Run and Clermont is primarily responsible for the revenue and operating expense variations.  The increase in depreciation expense is largely due to the aforementioned long-lived asset impairment charges.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Retail Sales Revenues:
Residential	$214,449	$273,315	$(58,866)	$361,135	$435,390	$(74,255)
Commercial	29,765	38,784	(9,019)	48,062	59,332	(11,270)
Industrial	1,299	2,017	(718)	2,050	2,880	(830)
	245,513	314,116	(68,603)	411,247	497,602	(86,355)
Transportation	56,223	61,252	(5,029)	96,111	101,608	(5,497)
Off-System Sales	5,848	9,190	(3,342)	11,773	17,111	(5,338)
Other	8,911	1,293	7,618	11,971	4,690	7,281
	$316,495	$385,851	$(69,356)	$531,102	$621,011	$(89,909)

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Retail Sales:
Residential	31,561	30,640	921	48,029	47,647	382
Commercial	4,813	4,759	54	7,097	7,119	(22)
Industrial	194	297	(103)	282	389	(107)
	36,568	35,696	872	55,408	55,155	253
Transportation	33,567	34,157	(590)	54,516	55,347	(831)
Off-System Sales	2,118	1,832	286	3,787	3,810	(23)
	72,253	71,685	568	113,711	114,312	(601)

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2015	2014	Normal(1)	Prior Year(1)
Buffalo	3,290	3,984	3,826	21.1%	4.1%
Erie	3,108	3,815	3,718	22.7%	2.6%
Six Months Ended March 31,
Buffalo	5,543	6,120	6,116	10.4%	0.1%
Erie	5,152	5,806	5,828	12.7%	(0.4)%

(1)	Percents compare actual 2015 degree days to normal degree days and actual 2015 degree days to actual 2014 degree days.

2015 Compared with 2014

Operating revenues for the Utility segment decreased $69.4 million for the quarter ended March 31, 2015 as compared with the quarter ended March 31, 2014.  This decrease largely resulted from a $68.6 million decrease in retail gas sales revenues, a $3.3 million decrease in off-system sales revenue, and a $5.0 million decrease in transportation revenues. These were partially offset by a $7.6 million increase in other revenues. The decrease in retail gas revenues is mostly due to a decrease in the cost of gas sold (per mcf). The decrease in off-system sales is due to market conditions that have continued to reduce the price at which off-system gas could be sold. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. The decrease in transportation revenues was due to a 0.6 Bcf decrease in throughput. The increase in other revenues was largely due to a regulatory adjustment recorded during fiscal 2015 to recognize an under-collection from customers of a New York State regulatory assessment coupled with a decrease in an accrual for an estimated earnings sharing refund provision (pursuant to the terms of the most recent settlement with the NYPSC).

Operating revenues for the Utility segment decreased $89.9 million for the six months ended March 31, 2015 as compared with the six months ended March 31, 2014.  This decrease largely resulted from an $86.4 million decrease in retail gas sales revenues, a $5.3 million decrease in off-system sales, and a $5.5 million decrease in transportation revenues. These were partially offset by a $7.3 million increase in other revenues. The decrease in retail gas revenues is mostly due to a decrease in the cost of gas sold (per mcf). The decrease in off-system sales is due to market conditions that have continued to reduce the price at which off-system gas could be sold. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. The decrease in transportation revenues was due to a 0.8 Bcf decrease in throughput. The increase in other revenues was largely due to a regulatory adjustment recorded during fiscal 2015 to recognize an under-collection from customers of a New York State regulatory assessment coupled with a decrease in an accrual for an estimated earnings sharing refund provision (pursuant to the terms of the most recent settlement with the NYPSC).

The Utility segment’s earnings for the quarter ended March 31, 2015 were $38.2 million, an increase of $2.7 million when compared with earnings of $35.5 million for the quarter ended March 31, 2014. This increase was largely due to $4.0 million of regulatory adjustments (discussed above), which were partially offset by the earnings impact of a $0.8 million increase in operating expenses (largely due to operating costs associated with the planned replacement of the Utility segment’s legacy mainframe systems).

The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC).  The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction.  In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers.  For the quarter ended March 31, 2015, the WNC reduced earnings by approximately $2.9 million, as the weather was colder than normal.  For the quarter ended March 31, 2014, the WNC reduced earnings by approximately $2.5 million, as the weather was colder than normal.

The Utility segment’s earnings for the six months ended March 31, 2015 were $60.8 million, an increase of $1.0 million when compared with earnings of $59.8 million for the six months ended March 31, 2014.  This increase was largely due to $3.1 million of regulatory adjustments (discussed above), which was partially offset by the earnings impact of a $2.0 million increase in operating expenses (largely due to operating costs associated with the planned replacement of the Utility segment’s legacy mainframe systems).

For the six months ended March 31, 2015, the WNC reduced earnings by approximately $2.6 million, as the weather was colder than normal.  For the six months ended March 31, 2014, the WNC reduced earnings by approximately $2.7 million, as the weather was colder than normal.

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Natural Gas (after Hedging)	$64,365	$124,441	$(60,076)	$120,696	$197,815	$(77,119)
Other	13	3	10	54	43	11
	$64,378	$124,444	$(60,066)	$120,750	$197,858	$(77,108)

Energy Marketing Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Natural Gas – (MMcf)	19,337	20,910	(1,573)	31,926	36,918	(4,992)

2015 Compared with 2014

Operating revenues for the Energy Marketing segment decreased $60.1 million for the quarter ended March 31, 2015 as compared with the quarter ended March 31, 2014.  Operating revenues for the Energy Marketing segment decreased $77.1 million for the six months ended March 31, 2015 as compared with the six months ended March 31, 2014.  The decrease for the quarter and six-month period is primarily due to a decline in gas sales revenue due to a lower average price of natural gas period over period and a decrease in volume sold to retail customers.

The Energy Marketing segment’s earnings for the quarter ended March 31, 2015 were $3.4 million, a decrease of $0.4 million when compared with earnings of $3.8 million for the quarter ended March 31, 2014.  This decrease in earnings was largely attributable to lower margin of $0.4 million. The decrease in margin largely reflects lower average margins per Mcf as a result of certain high-priced gas purchases during the month of February 2015 due to extremely cold weather. This decrease was partially offset by increases to margin from a reduction in pipeline capacity reservation charges due to the turn back of certain storage and transportation capacity and an increase in the benefit the Energy Marketing segment realized from its contracts for storage capacity.

The Energy Marketing segment’s earnings for the six months ended March 31, 2015 were $6.2 million, an increase of $0.8 million when compared with earnings of $5.4 million for the six months ended March 31, 2014.  This increase in earnings was largely attributable to higher margin of $0.9 million. The increase in margin largely reflects a reduction in pipeline capacity reservation charges due to the turn back of certain storage and transportation capacity and an increase in the benefit the Energy Marketing segment realized from its contracts for storage capacity. These increases were partially offset by slightly lower margin associated with unbilled revenue. The Energy Marketing segment began recording unbilled revenue and related gas costs during the quarter ended December 31, 2013. Prior to that quarter, Energy Marketing segment revenues and related purchased gas costs had been recorded when billed, resulting in a one-month lag. As a result of eliminating the one-month lag, revenues and related gas costs for the six months ended March 31, 2014 reflected seven months of activity whereas the revenue and related gas costs for the six months ended March 31, 2015 reflect six months of activity.

Corporate and All Other

2015 Compared with 2014

Corporate and All Other operations recorded a loss of $1.2 million for the quarter ended March 31, 2015, a decrease of $4.0 million when compared with the earnings of $2.8 million for the quarter ended March 31, 2014. For the six months ended March 31, 2015, Corporate and All Other operations had a loss of $1.0 million, a decrease of $3.9 million when compared with earnings of $2.9 million for the six months ended March 31, 2014. The earnings decrease for the quarter and six-month period is primarily due to the non-recurrence of a $3.6 million death benefit gain on life insurance proceeds recognized during the quarter ended March 31, 2014, which was recorded in Other Income on the Consolidated Statement of Income.

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt decreased $0.4 million for the quarter ended March 31, 2015 as compared with the quarter ended March 31, 2014.  For the six months ended March 31, 2015, interest on long-term debt decreased $1.0 million as compared with the six months ended March 31, 2014. The decrease in interest on long-term debt was due to an increase in capitalized interest (mostly in Midstream Corporation) for the quarter and six months ended March 31, 2015 compared to the quarter and six months ended March 31, 2014.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month period ended March 31, 2015 consisted of cash provided by operating activities and net proceeds from short-term borrowings.  The Company’s primary source of cash during the six-month period ended March 31, 2014 consisted of cash provided by operating activities. These sources of cash were supplemented by net proceeds from the issuance of common stock for both the six months ended March 31, 2015 and March 31, 2014, including the issuance of original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.

Operating Cash Flow

Internally generated cash from operating activities consists of net income available for common stock, adjusted for non-cash expenses, non-cash income and changes in operating assets and liabilities. Non-cash items include depreciation, depletion and amortization, impairment of oil and gas producing properties, deferred income taxes and stock-based compensation.

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

Net cash provided by operating activities totaled $507.5 million for the six months ended March 31, 2015, an increase of $4.3 million compared with $503.2 million provided by operating activities for the six months ended March 31, 2014.  The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Utility segment and Gathering segment. The increase is primarily offset by a decrease in cash provided by operating activities in the Energy Marketing segment and the Corporate category. The increase in the Utility segment is primarily due to the timing of gas cost recovery and the timing of receivable collections. The increase in the Gathering segment is primarily a result of an increase in Seneca's Marcellus Shale production, which has resulted in higher gathering revenues at the Trout Run and Clermont gathering systems. The decrease in the Energy Marketing segment is due to an increase in hedging collateral deposits on futures contracts. Lastly, the decrease in the Corporate category is primarily due to the receipt of life insurance proceeds during the quarter ended March 31, 2014.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $451.2 million during the six months ended March 31, 2015 and $395.6 million for the six months ended March 31, 2014. These amounts include accounts payable and accrued liabilities related to capital expenditures and will differ from capital expenditures shown on the Consolidated Statement of Cash Flows.  They are included in subsequent Consolidated Statement of Cash Flows when they are paid.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2015		2014		Increase(Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$301.1	(1)	$276.3	(2)	$24.8
Pipeline and Storage:
Capital Expenditures	57.7	(1)	29.1	(2)	28.6
Gathering:
Capital Expenditures	50.5	(1)	48.3	(2)	2.2
Utility:
Capital Expenditures	41.7	(1)	41.6	(2)	0.1
All Other:
Capital Expenditures	0.2	(1)	0.3	(2)	(0.1)
	$451.2		$395.6		$55.6

(1)
At March 31, 2015, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $63.5 million, $8.2 million, $14.1 million and $8.7 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.  At September 30, 2014, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $80.1 million, $28.1 million, $20.1 million and $8.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

(2)
At March 31, 2014, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $90.3 million, $5.1 million, $8.7 million and $5.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.  At September 30, 2013, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $58.5 million, $5.6 million, $6.7 million and $10.3 million, respectively, of accounts payable and accrued liabilities related to capital expenditures.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2015 were primarily well drilling and completion expenditures and included approximately $260.9 million for the Appalachian region (including $235.7 million in the Marcellus Shale area) and $40.2 million for the West Coast region.  These amounts included approximately $110.9 million spent to develop proved undeveloped reserves.

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

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2015 were mainly for expenditures related to Supply Corporation's Westside Expansion and Modernization Project ($13.8 million), Supply Corporation's Northern Access 2015 Project ($9.5 million), Supply Corporation's Mercer Expansion Project ($7.1 million) and Empire and Supply Corporation's Tuscarora Lateral Project ($3.5 million). In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2015 also include additions, improvements and replacements to this segment’s transmission and gas storage systems.   The majority of the Pipeline and Storage capital expenditures for the six months ended March 31, 2014 were mainly related to additions, improvements, and replacements to this segment’s transmission and gas storage systems and also include $9.0 million spent on the Mercer Expansion Project.

In light of the growing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet.  As of March 31, 2015, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.5 million.

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

In 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to a new interconnection with Tennessee Gas Pipeline (“TGP”) at Mercer, Pennsylvania, a pooling point recently established at Tennessee’s Station 219 (“Mercer Expansion Project”).  Supply Corporation executed a service agreement with Range Resources for 105,000 Dth per day, all of the project capacity, for service which began November 1, 2014. The cost estimate is $33.9 million, of which $29.9 million is for expansion and $4.0 million is for replacement.  Supply Corporation constructed the required 3,550 horsepower of compression at Mercer, and replaced 2.08 miles of 24” pipeline, both under its FERC blanket certificate authorization.  As of March 31, 2015, approximately $34.7 million has been spent on the Mercer Expansion Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2015.

On January 18, 2013, Supply Corporation concluded an Open Season to further increase its capacity to move gas north and south on its Line N system to Texas Eastern Transmission, LP (“TETCO”) at Holbrook and TGP at Mercer (“Westside Expansion and Modernization Project”).  Supply Corporation received its FERC 7(c) certificate on March 2, 2015 and executed two service agreements for all 175,000 Dth per day of project capacity, for service expected to begin in November 2015.  The Westside Expansion and Modernization Project facilities include the replacement of approximately 23.3 miles of 20” pipe with 24” pipe and the addition of 3,550 horsepower of compression at Mercer.  The cost estimate is $86.0 million, of which $44.9 million is related to expansion and the remainder is for replacement.  As of March 31, 2015, approximately $18.7 million has been capitalized as Construction Work in Progress for the Westside Expansion and Modernization Project.

Supply Corporation and TGP have jointly developed a project that will combine expansions on both pipeline systems, providing a seamless transportation path from TGP’s 300 Line in the Marcellus fairway to the TransCanada Pipeline delivery point at Niagara.  Supply Corporation has offered 140,000 Dth per day of capacity on its system to TGP under a lease, from its Ellisburg Station for redelivery to TGP in East Eden, New York (“Northern Access 2015”).  The project will provide Seneca Resources, TGP’s anchor shipper, with an outlet to premium Dawn-indexed markets in Canada, for Seneca Resources' Clermont Area Marcellus production.  The Northern Access 2015 project involves the construction of a new 15,400 horsepower compressor station in Hinsdale, New York and a 7,700 horsepower addition to its compressor station in Concord, New York, for service expected to commence in November 2015.  Supply Corporation and TGP received their FERC 7(c) certificates on February 27, 2015 and have executed the Capacity Lease agreement. The cost estimate for the Northern Access 2015 project is $66 million.  As of March 31, 2015, approximately $20.7 million has been capitalized as Construction Work in Progress for the Northern Access 2015 project.

Supply Corporation and Empire have been working with Seneca Resources to develop a project which would move significant prospective Marcellus production from Seneca Resources' Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa (“Northern Access 2016”). Similar to the Northern Access 2015 project, this project would provide an outlet to premium Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast, all in late 2016. The Northern Access 2016 project involves the construction of approximately 99.7 miles of 24” pipeline and approximately 27,500 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is $453 million.  Supply Corporation, Empire and Seneca Resources executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On July 24, 2014, Supply Corporation and Empire initiated the FERC NEPA Pre-filing process on this project and both parties filed a joint FERC 7(b) and 7(c) application in early March 2015. As of March 31, 2015, approximately $6.1 million has been spent to study the Northern Access 2016 project. The Company has determined it is highly probable that the project will be built. Accordingly, previous reserves have been reversed and the project costs have been reestablished as a Deferred Charge on the Consolidated Balance Sheet.

On August 12, 2013, Empire concluded an Open Season, offering for the first time no-notice transportation and storage services to new and existing shippers on the Empire pipeline system.  Empire and Rochester Gas & Electric (“RG&E”), Empire’s largest LDC connected market, executed a precedent agreement to convert all 172,500 Dth per day of its standard firm transportation services to no-notice service, including 3.3 Bcf of no-notice storage service.  The new services will provide RG&E with a superior flexible delivery service with daily and seasonal load balancing capabilities and greater access to Marcellus supplies.  In addition, Empire executed a precedent agreement with New York State Electric and Gas for 14,816 Dth per day of transportation capacity and a third agreement with Distribution Corporation for the remaining 34,500 Dth per day of project capacity, providing both LDCs with increased access to Marcellus supplies. The project would require Empire to construct a 17.2 mile, 12” and 16" pipeline and an interconnection between Empire’s pipeline system and Supply Corporation’s system at Tuscarora, New York. It would also require Empire to modify its Oakfield compressor station and require Supply Corporation to construct approximately 1,380 horsepower of compression at its Tuscarora compressor station (“Tuscarora Lateral Project”).  Supply Corporation concluded an Open Season and has awarded to Empire the necessary storage services under a lease agreement.  Empire and Supply Corporation began the FERC pre-filing process on April 12, 2013, and both companies filed their FERC 7(c) applications in March 2014.  Empire and Supply Corporation received a FERC certificate on March 10, 2015. Both parties have executed the Capacity Lease and Empire has executed service agreements with all three of its project shippers. The cost estimate for the Tuscarora Lateral Project is $58.5 million.  As of March 31, 2015, approximately $5.3 million has been capitalized as Construction Work in Progress for the Tuscarora Lateral Project.

Empire is developing an expansion of its system that would allow for the transportation of approximately 250,000 Dth per day of additional Marcellus supplies from Millennium Pipeline at Corning or from new interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line (“Central Tioga County Extension”). In addition, the connection to Supply Corporation afforded by the Tuscarora Lateral Project could allow those Marcellus supplies to be sourced from other parts of Supply Corporation. Such a configuration would likely involve facility investments on the Supply Corporation system as well. The preliminary cost estimate for the Central Tioga County Extension is $114 million to $150 million depending on requested receipt points.  As of March 31, 2015, approximately $0.3 million has been spent to study the Central Tioga County Extension project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2015.

Gathering

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2015 were for the construction of Midstream Corporation’s Clermont Gathering System, as discussed below.  The majority of the Gathering segment capital expenditures for the six months ended March 31, 2014 were for the construction of Midstream Corporation’s Clermont Gathering System and to build compressor stations on Midstream Corporation’s Trout Run Gathering System.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The preliminary cost estimate for the continued buildout is anticipated to be in the range of $250 million to $450 million.  As of March 31, 2015, approximately $149.2 million has been spent on the Clermont Gathering System, including approximately $50.1 million spent during the six months ended March 31, 2015, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2015.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 40 miles of backbone and in-field gathering pipelines and two compressor stations.  As of March 31, 2015, the Company has spent approximately $163.0 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2015.

Utility

The majority of the Utility segment capital expenditures for the six months ended March 31, 2015 and March 31, 2014 were made for replacement of mains and main extensions, as well as for the replacement of service lines.  The capital expenditures for the six months ended March 31, 2015 and March 31, 2014 also include $9.6 million and $9.8 million, respectively, related to the replacement of the Utility segment’s customer information system, which is scheduled to be placed in service in the summer of 2015.

Project Funding

The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings.  Going forward, while the Company expects to use cash from operations as the first means of financing these projects, it is expected that the Company will issue short-term debt as necessary during fiscal 2015 to help meet its capital expenditures needs. In addition, the Company intends to issue long-term debt in the near term. The level of short-term and long-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.

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

Financing Cash Flow

Consolidated short-term debt increased $71.9 million when comparing the balance sheet at March 31, 2015 to the balance sheet at September 30, 2014. The maximum amount of short-term debt outstanding during the six months ended March 31, 2015 was $203.9 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At March 31, 2015, the Company had outstanding commercial paper of $157.5 million. The Company did not have any outstanding short-term notes payable to banks at March 31, 2015.
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
The total amount available to be issued under the Company’s commercial paper program is $300.0 million. At March 31, 2015, the commercial paper program was backed by the Amended and Restated $750.0 million syndicated committed credit facility. Under the new committed credit facility, the Company agreed that its debt to capitalization ratio would not exceed .65 at the last day of any fiscal quarter through December 5, 2019. At March 31, 2015, the Company’s debt to capitalization ratio (as calculated under the facility) was .41. The constraints specified in the committed credit facility would have permitted an additional $3.02 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its committed credit facility, uncommitted bank lines of credit or rely upon other liquidity sources, including cash provided by operations.
The Company’s Amended and Restated $750.0 million committed credit facility, like the one it replaced, also contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the committed credit facility. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2015, the Company did not have any debt outstanding under the committed credit facility.

Under the Company’s existing indenture covenants, at March 31, 2015, the Company would have been permitted to issue up to a maximum of $2.21 billion in additional long-term unsecured indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company’s present liquidity position is believed to be adequate to satisfy known demands. The Company intends to issue additional long-term unsecured indebtedness in the near term. If the Company experiences additional impairments of its oil and gas properties in June 2015, September 2015, and December 2015, the Company, under its 1974 indenture, expects to be precluded from issuing incremental long-term debt for a period of twelve months or more, beginning in October 2015. However, the Company expects that it could borrow under its committed credit facility and uncommitted bank lines of credit. In addition, the 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $99.0 million (or 6.0%) of the Company’s long-term debt (as of March 31, 2015) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

The Company’s embedded cost of long-term debt was 5.58% at both March 31, 2015 and March 31, 2014.

None of the Company’s long-term debt at March 31, 2015 and 2014 had a maturity date within the following twelve-month period.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $60.6 million. These leases have been entered into for the use of compressors, drilling rigs, buildings, meters and other items and are accounted for as operating leases.

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

During the six months ended March 31, 2015, the Company contributed $18.0 million to its Retirement Plan and $1.5 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2015, the Company expects its contributions to the Retirement Plan to be in the range of zero to $2.0 million.  In the remainder of 2015, the Company expects to contribute $0.5 million to its VEBA trusts and 401(h) accounts.

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

The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net assets (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities.  The Level 3 derivative net assets amount to $4.8 million at March 31, 2015 and represent 1.2% of the Total Net Assets shown in Part I, Item 1 at Note 2 – Fair Value Measurements at March 31, 2015.

The increase in the net fair value asset of the Level 3 positions from October 1, 2014 to March 31, 2015, as shown in Part I, Item 1 at Note 2, was attributable to a decrease in the commodity price of crude oil (at the aforementioned sales location) relative to the swap prices during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at March 31, 2015.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2015, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty (for an asset) or the Company’s (for a liability) credit default swaps rates.

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

Following negotiations and other proceedings, on December 6, 2013, Distribution Corporation filed an agreement, also executed by the Department of Public Service and intervenors, extending existing rates through, at a minimum, September 30, 2015. Although customer rates were not changed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement authorizes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year of the agreement.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  A $7.5 million ($4.9 million after-tax) refund provision was passed back to ratepayers during 2014 after the NYPSC approved the settlement agreement without modification in an order issued on May 8, 2014.

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

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions.  While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form.  In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act.  For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling.  In January 2015, the EPA announced its intent to further build upon its April 2012 rules, proposing new rules regulating greenhouse emission from new oil and gas emissions sources. Compliance with these rules will not materially change the Company’s ongoing emissions–limiting technologies and practices, and is not expected to have a significant impact on the Company.  In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases.  The Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that restricts carbon emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. International, federal, state or regional climate change and greenhouse gas measures could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. Climate change and greenhouse gas initiatives, and incentives to conserve energy or use alternative energy sources, could also reduce demand for oil and natural gas.  But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

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

2.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

3.	Changes in the price of natural gas or oil;

4.
Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;

5.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors in Item 1A of the Company’s 2015 Form 10-K have not materially changed other than as set forth below. The risk factors presented below supersede the risk factors having the same captions in the 2014 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2014 Form 10-K.
The Company is dependent on capital and credit markets to successfully execute its business strategies.
The Company relies upon short-term bank borrowings, commercial paper markets and longer-term capital markets to finance capital requirements not satisfied by cash flow from operations. The Company is dependent on these capital sources to provide capital to its subsidiaries to fund operations, acquire, maintain and develop properties, and execute growth strategies. The availability and cost of credit sources may be cyclical and these capital sources may not remain available to the Company. Turmoil in credit markets may make it difficult for the Company to obtain financing on acceptable terms or at all for working capital, capital expenditures and other investments, or to refinance maturing debt on favorable terms. These difficulties could adversely affect the Company's growth strategies, operations and financial performance. The Company's ability to borrow under its credit facilities and commercial paper agreements, and its ability to issue long-term debt under its indentures, depend on the Company's compliance with its obligations under the facilities, agreements and indentures. If the Company experiences additional impairments of its oil and gas properties in June 2015, September 2015 and December 2015, the Company, under its 1974 indenture, expects to be precluded from issuing incremental long-term debt for a period of 12 months or more, beginning in October 2015. The 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt.
In addition, the Company's short-term bank loans are in the form of floating rate debt or debt that may have rates fixed for very short periods of time, resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company's short-term bank loans and the ability of the Company to issue commercial paper are affected by its debt credit ratings published by S&P, Moody's Investors Service, Inc. and Fitch Ratings. A downgrade in the Company's credit ratings could increase borrowing costs and negatively impact the availability of capital from banks, commercial paper purchasers and other sources.
Financial accounting requirements regarding exploration and production activities are expected to negatively affect the Company's profitability.
The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and natural gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses 12-month average prices for oil and natural gas (based on first day of the month prices and adjusted for hedging). If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. For the quarter ended March 31, 2015, the Company recognized a pre-tax impairment charge on its oil and natural gas properties of $120.3 million. Given the potential that oil and natural gas prices could stay at low levels in future months, and the expected loss of significantly higher prices from the 12-month average that will be used in the ceiling test at June 30, 2015, September 30, 2015 and December 31, 2015, the Company expects to experience significant ceiling test impairments in each of those quarters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2015, the Company issued a total of 3,734 unregistered shares of Company common stock to seven non-employee directors of the Company then serving on the Board of Directors of the Company, including 434 shares to R. Don Cash, whose service as director concluded on March 13, 2015 in accordance with the provisions of the Company's Corporate Governance Guidelines with respect to director age, and 550 shares to each of the other six aforementioned non-employee directors. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2015.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2015	183	$64.25	—	6,971,019
Feb. 1 - 28, 2015	17,048	$66.18	—	6,971,019
Mar. 1 - 31, 2015	4,499	$60.12	—	6,971,019
Total	21,730	$64.91	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes.  During the quarter ended March 31, 2015, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

 Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective February 26, 2015.

•	Amendment to Director Services Agreement between National Fuel Gas Company and David F. Smith, dated March 12, 2015 (Exhibit 10.1, Form 8-K dated March 16, 2015).

•	National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 8-K dated March 16, 2015).

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2015 and the Fiscal Years Ended September 30, 2011 through 2014.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2015 and 2014.

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 1, 2015