Form 10-K
period 2015-09-30
NATIONAL FUEL GAS CO
filed 2015-11-20
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $4,935,145,000 as of March 31, 2015.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2015: 84,633,992 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2015, are incorporated by reference into Part III of this report.

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

For the Fiscal Year Ended September 30, 2015

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
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being used for, and benefiting from, the production and transportation of natural gas from the Marcellus Shale basin. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Marcellus Shale to markets in Canada and the eastern United States. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments: Exploration and Production, Pipeline and Storage, Gathering, Utility, and Energy Marketing.
1. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and production of, natural gas and oil reserves in California and in the Appalachian region of the United States. At September 30, 2015, Seneca had U.S. proved developed and undeveloped reserves of 33,722 Mbbl of oil and 2,142,128 MMcf of natural gas.
2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and Empire Pipeline, Inc. (Empire), a New York corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River and eastward to Ellisburg and Leidy, Pennsylvania, and (ii) 27 underground natural gas storage fields owned and operated by Supply Corporation as well as four other underground natural gas storage fields owned and operated jointly with other interstate gas pipeline companies. Empire, an interstate pipeline company, transports natural gas for Distribution Corporation and for other utilities, large industrial customers and power producers in New York State. Empire owns the Empire Pipeline, a 249-mile pipeline system comprising three principal components: a 157-mile pipeline that extends from the United States/Canadian border at the Niagara River near Buffalo, New York to near Syracuse, New York; a 76-mile pipeline extension from near Rochester, New York to an interconnection with the unaffiliated Millennium Pipeline near Corning, New York (the Empire Connector), and a 16-mile pipeline extension from Corning into Tioga County, Pennsylvania (the Tioga County Extension).
3. The Gathering segment operations are carried out by wholly-owned subsidiaries of National Fuel Gas Midstream Corporation (Midstream Corporation), a Pennsylvania corporation. Through these subsidiaries, Midstream Corporation builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region.
4. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas or provides natural gas transportation services to approximately 739,975 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.
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
The following business is not included in any of the five reported business segments:

•
Seneca’s Northeast Division, which markets timber from Appalachian land holdings. At September 30, 2015, the Company owned approximately 93,000 acres of timber property and managed approximately 3,000 additional acres of timber cutting rights.

No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2015.
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
The Exploration and Production Segment
The Exploration and Production segment incurred a net loss in 2015. This represented 146.8% of the Company's 2015 net loss.
Additional discussion of the Exploration and Production segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed net income in 2015. This net income partially offset the Company's 2015 net loss by 21.2%.
Supply Corporation’s firm transportation capacity is subject to change as the market identifies different transportation paths and receipt/delivery point combinations. At the end of fiscal year 2015, Supply Corporation had firm transportation service agreements for approximately 2,754 MDth per day (contracted transportation capacity). The Utility segment accounts for approximately 1,115 MDth per day or 41% of contracted transportation capacity, and the Energy Marketing and Exploration and Production segments represent another 171 MDth per day or 6%. The remaining 1,468 MDth or 53% is subject to firm contracts with nonaffiliated customers. Contracted transportation capacity with both affiliated and unaffiliated shippers is expected to increase 12% in 2016.

Supply Corporation had service agreements for all of its firm storage capacity, totaling 68,042 MDth, at the end of 2015. The Utility segment has contracted for 28,491 MDth or 42% of the total firm storage capacity, and the Energy Marketing segment accounts for another 3,097 MDth or 4%. Nonaffiliated customers have contracted for the remaining 36,454 MDth or 54%. Supply Corporation expects 2% of its contracts for firm storage capacity will expire or terminate and be available for remarketing in 2016.
At the end of 2015, Empire had service agreements in place for firm transportation capacity totaling up to approximately 1,057 MDth per day, with 88% of that capacity contracted as long-term, full-year deals. The Utility segment accounted for 3% of Empire’s firm contracted capacity, with the remaining 97% subject to contracts with nonaffiliated customers. None of the long-term contracts will expire or terminate in 2016.
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
The Gathering Segment
The Gathering segment contributed net income in 2015. This net income partially offset the Company's 2015 net loss by 8.4%.
Additional discussion of the Gathering segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed net income in 2015. This net income partially offset the Company's 2015 net loss by 16.7%.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Energy Marketing Segment
The Energy Marketing segment contributed net income in 2015. This net income partially offset the Company's 2015 net loss by 2.0%.
Additional discussion of the Energy Marketing segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Energy Marketing Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss in 2015. This represented 1.5% of the Company's 2015 net loss.
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

The Pipeline and Storage segment transports and stores natural gas owned by its customers, whose gas originates in the southwestern, mid-continent and Appalachian regions of the United States as well as in Canada. Additional discussion of proposed pipeline projects appears below under “Competition: The Pipeline and Storage Segment” and in Item 7, MD&A.
The Gathering segment gathers, processes and transports natural gas that is produced by Seneca in the Appalachian region of the United States. Additional discussion of proposed gathering projects appears below in Item 7, MD&A.
Natural gas is the principal raw material for the Utility segment. In 2015, the Utility segment purchased 66.5 Bcf of gas for delivery to its customers. Gas purchased from producers and suppliers in the United States under firm contracts (seasonal and longer) accounted for 56% of these purchases. Purchases of gas on the spot market (contracts for one month or less) accounted for 44% of the Utility segment’s 2015 purchases. Purchases from DTE Energy Trading, Inc. (18%), South Jersey Resources Group, LLC (15%), J. Aron & Company (11%) and Statoil Natural Gas, LLC (9%) accounted for 53% of the Utility’s 2015 gas purchases. No other producer or supplier provided the Utility segment with more than 9% of its gas requirements in 2015.
The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2015, this segment purchased 47.4 Bcf of gas, including 46.8 Bcf for delivery to its customers. The remaining 0.6 Bcf largely represents gas used in operations. The gas purchased by the Energy Marketing segment originates primarily in either the Appalachian or mid-continent regions of the United States.
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
Competition: The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position, as described below. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus and Utica Shale production areas in Pennsylvania. Its facilities are also located adjacent to the Canadian border at the Niagara River (Niagara) and the northeastern United States, and provide part of the traditional link between gas-consuming regions of the eastern United States and gas-producing regions of Canada and the southwestern, southern and other continental regions of the United States. While costlier natural gas pricing at Niagara has decreased the importation and transportation of gas from that receipt point, new productive areas in the Appalachian region related to the development of the Marcellus Shale formation have increased transportation services from that region. Supply Corporation has developed and placed into service a number of pipeline expansion projects to receive natural gas produced from the Marcellus Shale and transport it to key markets of Canada and the northeastern United States, and most recently to long-haul pipelines moving gas into the U.S. Midwest and even back to the gulf coast. For further discussion of these projects, refer to Item 7, MD&A under the headings “Investing Cash Flow” and “Rate and Regulatory Matters.”
Empire competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of Appalachian-sourced gas as well as gas received at the Niagara River at Chippawa. Empire’s location provides it the opportunity to compete for an increased share of the gas transportation markets. As noted above, the Empire Connector project expanded Empire’s natural gas pipeline and enables Empire to serve new markets in New York and elsewhere in the Northeast. In November 2011, Empire also completed its Tioga County Extension project, which stretches approximately 16 miles south from its existing interconnection with Millennium Pipeline at Corning, New York, into Tioga County, Pennsylvania. Like Supply Corporation, Empire’s expanded system facilitates transportation of Marcellus Shale gas to key markets of Canada and the northeastern United States.
Competition: The Gathering Segment
The Gathering segment provides gathering services for Seneca’s production and competes with other companies that gather and process natural gas in the Appalachian region.
Competition: The Utility Segment
With respect to gas commodity service, in New York and Pennsylvania, both of which have implemented “unbundling” policies that allow customers to choose their gas commodity supplier, Distribution Corporation has retained a substantial majority of small sales customers. In New York, approximately 22%, and in Pennsylvania, approximately 15%, of Distribution Corporation’s small-volume residential and commercial customers purchase their supplies from unregulated marketers. In contrast, almost all large-volume load is served by unregulated retail marketers. However, retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation, because in both jurisdictions, utility cost of service is recovered through rates and charges for gas delivery service, not gas commodity service. Over the longer run, it is possible that rate design changes resulting from further customer migration to marketer service could expose utility companies such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.
Competition for transportation service to large-volume customers continues with local producers or pipeline companies attempting to sell or transport gas directly to end-users located within the Utility segment’s service territories without use of the utility’s facilities (i.e., bypass). In addition, competition continues with fuel oil suppliers.
The Utility segment competes in its most vulnerable markets (the large commercial and industrial markets) by offering unbundled, flexible, high quality services. The Utility segment continues to develop or promote new uses of natural gas as well as new services, rates and contracts.
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
Miscellaneous
The Company and its wholly owned or majority-owned subsidiaries had a total of 2,125 full-time employees at September 30, 2015.
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

Executive Officers of the Company as of November 15, 2015(1)

Name and Age (as of November 15, 2015)	Current Company Positions and Other Material Business Experience During Past Five Years
Ronald J. Tanski (63)
Chief Executive Officer of the Company since April 2013 and President of the Company since July 2010. Mr. Tanski previously served as Chief Operating Officer of the Company from July 2010 through March 2013.

Matthew D. Cabell (57)	Senior Vice President of the Company since July 2010 and President of Seneca since December 2006.
Anna Marie Cellino (62)	President of Distribution Corporation since July 2008.
John R. Pustulka (63)	President of Supply Corporation since July 2010.
David P. Bauer (46)
Treasurer and Principal Financial Officer of the Company since July 2010; Treasurer of Seneca since April 2015; Treasurer of Distribution Corporation since April 2015; Treasurer of Midstream Corporation since April 2013; Treasurer of Supply Corporation since June 2007; and Treasurer of Empire since June 2007. Mr. Bauer previously served as Assistant Treasurer of Distribution Corporation from April 2004 through March 2015.

Karen M. Camiolo (56)
Controller and Principal Accounting Officer of the Company since April 2004; Vice President of Distribution Corporation since April 2015; Controller of Midstream Corporation since April 2013; Controller of Empire since June 2007; and Controller of Distribution Corporation and Supply Corporation since April 2004.

Carl M. Carlotti (60)	Senior Vice President of Distribution Corporation since January 2008.
Paula M. Ciprich (55)
Senior Vice President of the Company since April 2015; Secretary of the Company since July 2008; General Counsel of the Company since January 2005; Secretary of Distribution Corporation since July 2008.

Donna L. DeCarolis (56)	Vice President Business Development of the Company since October 2007.
James D. Ramsdell (60)	Senior Vice President and Chief Safety Officer of the Company since May 2011. Mr. Ramsdell previously served as Senior Vice President of Distribution Corporation from July 2001 to May 2011.

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
The Company relies upon short-term bank borrowings, commercial paper markets and longer-term capital markets to finance capital requirements not satisfied by cash flow from operations. The Company is dependent on these capital sources to provide capital to its subsidiaries to fund operations, acquire, maintain and develop properties, and execute growth strategies. The availability and cost of credit sources may be cyclical and these capital sources may not remain available to the Company. Turmoil in credit markets may make it difficult for the Company to obtain financing on acceptable terms or at all for working capital, capital expenditures and other investments, or to refinance maturing debt on favorable terms. These difficulties could adversely affect the Company's growth strategies, operations and financial performance. The Company's ability to borrow under its credit facilities and commercial paper agreements, and its ability to issue long-term debt under its indentures, depend on the Company's compliance with its obligations under the facilities, agreements and indentures. Under the Company’s 1974 indenture, the Company has been precluded since October 1, 2015 from issuing incremental long-term debt as a result of the impairments (i.e.,write-downs) of its oil and gas properties recognized during the nine months ended June 30, 2015. Given those impairments and the impairment recognized for the quarter ended September 30, 2015, the Company will be precluded from issuing incremental long-term debt through September 2016. If the Company experiences additional significant impairments of its oil and gas properties in the first or subsequent quarters of fiscal 2016, the Company expects to continue to be precluded from issuing incremental long-term debt into the first or subsequent quarters of fiscal 2017. The 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt.
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
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Company’s revenues and cash flows or restrict its future growth. Economic conditions in the Company’s utility service territories and energy marketing territories also impact its collections of accounts receivable. All of the Company’s segments are exposed to risks associated with the creditworthiness or performance of key suppliers and customers, many of which may be adversely affected by volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our suppliers or customers. For example, counterparties to the Company’s commodity hedging arrangements or commodity sales contracts might not be able to perform their obligations under these arrangements or contracts. Customers of the Company’s Utility and Energy Marketing segments may have particular trouble paying their bills during periods of declining economic activity or high commodity prices, potentially resulting in increased bad debt expense and reduced earnings. Similarly, if reductions were to occur in funding of the federal

Low Income Home Energy Assistance Program, bad debt expense could increase and earnings could decrease. In addition, oil and gas exploration and production companies that are customers of the Company’s Pipeline and Storage segment may decide not to renew contracts for the same transportation capacity during periods of reduced production due to persistent low commodity prices. Any of these events could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
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
The Company’s need to comply with comprehensive, complex, and the sometimes unpredictable enforcement of government regulations may increase its costs and limit its revenue growth, which may result in reduced earnings.
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
Both the NYPSC and the PaPUC have, from time-to-time, instituted proceedings for the purpose of promoting conservation of energy commodities, including natural gas. In New York, Distribution Corporation implemented a Conservation Incentive Program that promotes conservation and efficient use of natural gas by offering customer rebates for the installation of high-efficiency appliances, among other things. The intent of conservation and efficiency programs is to reduce customer usage of natural gas. Under traditional volumetric rates, reduced usage by customers results in decreased revenues to the Utility. To prevent revenue erosion caused by conservation, the NYPSC approved a "revenue decoupling mechanism" that renders Distribution Corporation's New York division financially indifferent to the effects of conservation. In Pennsylvania, the PaPUC has not directed Distribution Corporation to implement conservation program. If the NYPSC were to revoke the revenue decoupling mechanism in a future proceeding or the PaPUC were to adopt a conservation program without revenue decoupling mechanism or other changes in rate design, reduced customer usage could decrease revenues, forcing Distribution Corporation to file for rate relief. If Distribution Corporation were unable to obtain adequate rate relief, its financial condition, results of operations and cash flows would be adversely affected.

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
The Company is subject to the jurisdiction of the FERC with respect to Supply Corporation, Empire and some transactions performed by other Company subsidiaries, including Seneca, Distribution Corporation and NFR. The FERC, among other things, approves the rates that Supply Corporation and Empire may charge to their natural gas transportation and/or storage customers. Those approved rates also impact the returns that Supply Corporation and Empire may earn on the assets that are dedicated to those operations. Pursuant to the petition of a customer or state commission, or on the FERC's own initiative, the FERC has the authority to investigate whether Supply Corporation's and Empire's rates are still "just and reasonable" as required by the NGA, and if not, to adjust those rates prospectively. If Supply Corporation or Empire is required in a rate proceeding to adjust the rates it charges its natural gas transportation and/or storage customers, or if either Supply Corporation or Empire is unable to obtain approval for rate increases, particularly when necessary to cover increased costs, Supply Corporation's or Empire's earnings may decrease. The FERC also possesses significant penalty authority with respect to violations of the laws and regulations it administers. Supply Corporation, Empire and, to the extent subject to FERC jurisdiction, the Company's other subsidiaries are subject to the FERC's penalty authority. In addition, the FERC exercises jurisdiction over the construction and operation of facilities used in interstate gas transmission. Also, decisions of Canadian regulators such as the National Energy Board and the Ontario Energy Board could affect the viability and profitability of Supply Corporation and Empire projects designed to transport gas from between Canada and the U.S.
The Company is also subject to the jurisdiction of the Pipeline and Hazardous Materials Safety Administration (PHMSA), which issues regulations and conducts evaluations pursuant to various laws including the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. This legislation increased civil penalties for pipeline safety violations and addressed matters such as pipeline damage prevention, automatic and remote-controlled shut-off valves, excess flow valves, pipeline integrity management, documentation and testing of maximum allowable operating pressure, and reporting of pipeline accidents. In addition, PHMSA is considering issuing new rules or amendments to existing rules regarding, among other things, pipeline safety, the use of plastic pipe in natural gas systems, expanded use of excess flow valves for natural gas utilities, pipeline incident notifications, operator qualifications and pipeline flow reversals. Unrelated to these safety initiatives, the EPA in April 2010 issued an Advance Notice of Proposed Rulemaking reassessing its regulations governing the use and distribution in commerce of PCBs. The EPA had projected that it would issue a Notice of Proposed Rulemaking by April 2013, but it has not done so. If as a result of these or similar new laws or regulations the Company incurs material costs that it is unable to recover fully through rates or otherwise offset, the Company's financial condition, results of operations, and cash flows would be adversely affected.
In the Company 's Exploration and Production segment, various aspects of Seneca's operations are subject to regulation by, among others, the EPA, the U.S. Fish and Wildlife Service, the U.S. Forestry Service, the Bureau of Land Management, the PaDEP, the Pennsylvania Department of Conservation and Natural Resources, the Division of Oil, Gas and Geothermal Resources of the California Department of Conservation, the California Department of Fish and Wildlife, and in some areas, locally adopted ordinances. Administrative proceedings or increased regulation by these or other agencies could lead to operational delays or restrictions and increased expense for Seneca.
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
The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants, hazardous substances and greenhouse gases into the environment, the reporting of such matters, and the general protection of public health, natural resources, wildlife and the environment. For example, currently applicable environmental laws and regulations restrict the types, quantities and concentrations of materials that can be released into the environment in connection with regulated activities, limit or prohibit activities in certain protected areas, and may require the Company to investigate and/or remediate contamination at certain current and former properties regardless of whether such contamination resulted from the Company’s actions or whether such actions were in compliance with applicable laws and regulations at the time they were taken. Moreover, spills or releases of regulated substances or the discovery of currently unknown contamination could expose the Company to material losses, expenditures and environmental, health and safety liabilities. Such liabilities could include penalties, sanctions or claims for damages to persons, property or natural resources brought on behalf of the government or private litigants that could cause the Company to incur substantial costs or uninsured losses.
In addition, the Company must obtain, maintain and comply with numerous permits, leases, approvals, consents and certificates from various governmental authorities before commencing regulated activities. In connection with such activities, the Company may need to make significant capital and operating expenditures to detect, repair and/or control air emissions, to control water discharges or to perform certain corrective actions to meet the conditions of the permits issued pursuant to applicable environmental laws and regulations. Any failure to comply with applicable environmental laws and regulations and the terms and conditions of its environmental permits and authorizations could result in the assessment of significant administrative, civil and/or criminal penalties, the imposition of investigatory or remedial obligations and corrective actions, the revocation of required permits, or the issuance of injunctions limiting or prohibiting certain of the Company’s operations.
Costs of compliance and liabilities could negatively affect the Company’s results of operations, financial condition and cash flows. In addition, compliance with environmental laws and regulations could require unexpected capital expenditures at the Company’s facilities, temporarily shut down the Company’s facilities or delay or cause the cancellation of expansion projects or oil and natural gas drilling activities. Because the costs of complying with environmental regulations are significant, additional regulation could negatively affect the Company’s business. Although the Company cannot predict the impact of the interpretation or enforcement of EPA standards or other federal, state and local laws or regulations, the Company’s costs could increase if environmental laws and regulations change.
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Under the Federal Clean Air Act, the EPA requires that new stationary sources of significant greenhouse gas emissions or major modifications of existing facilities obtain permits covering such emissions. The EPA recently proposed, and is expected to finalize, regulations that will set methane emissions standards for new oil and natural gas emission sources. In addition, the EPA issued draft guidelines for voluntarily reducing emissions from existing equipment and processes in the oil and natural gas industry. Although the EPA’s proposed rules are primarily directed at new or modified oil and gas emission sources, it is possible that existing sources eventually may be subject to similar regulations. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. The Company currently complies with California cap-and-trade guidelines, which increases the Company’s cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that restricts greenhouse gas emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. International, federal, state or regional climate change and greenhouse gas initiatives could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. Climate change and greenhouse gas initiatives, and incentives to conserve energy or use alternative energy sources, could also reduce demand for oil and natural gas. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
Third parties may attempt to breach the Company’s network security, which could disrupt the Company’s operations and adversely affect its financial results.
The Company’s information technology systems are subject to attempts by others to gain unauthorized access through the Internet, or to otherwise introduce malicious software. These attempts might be the result of industrial or other espionage, or actions by hackers seeking to harm the Company, its services or customers. Attempts to breach the Company’s network security may result in disruption of the Company’s business operations and services, delays in production, theft of sensitive and valuable data, damage to our physical systems, and reputational harm. Significant expenditures may be required to remedy breaches, including restoration of customer service and enhancement of information technology systems. The Company seeks to prevent, detect and investigate these security incidents, but in some cases the Company might be unaware of an incident or its magnitude and effects. The Company has experienced attempts to breach its network security, and although the scope of such incidents is sometimes unknown, they could prove to be material to the Company. These security incidents may have an adverse impact on the Company’s operations, earnings and financial condition.
Delays or changes in plans or costs with respect to Company projects, including delays in obtaining necessary approvals, permits or orders, could delay anticipated project completion and may result in reduced earnings.
Construction of the Pipeline and Storage segment’s planned pipelines and storage facilities, as well as the expansion of existing facilities, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms. Existing or potential third party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could interfere significantly with or delay the Company’s receipt of such approvals or permits, which could materially affect the anticipated construction of a project. In addition, third parties could impede the Gathering segment’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. Any delay in project construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities. A significant construction delay in a material project, whatever the cause, may result in reduced earnings and could have a material adverse impact on anticipated operating results.

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
Operations in the Company’s Exploration and Production segment are materially dependent on prices received for its oil and natural gas production. Both short-term and long-term price trends affect the economics of exploring for, developing, producing, gathering and processing oil and natural gas. Oil and natural gas prices can be volatile and can be affected by: weather conditions, natural disasters, the supply and price of foreign oil and natural gas, the level of consumer product demand, national and worldwide economic conditions, economic disruptions caused by terrorist activities, acts of war or major accidents, political conditions in foreign countries, the price and availability of alternative fuels, the proximity to, and availability of, capacity on transportation facilities, regional levels of supply and demand, energy conservation measures, and government regulations, such as regulation of greenhouse gas emissions and natural gas transportation, royalties, and price controls. The Company sells most of the oil and natural gas that it produces at current market and/or indexed prices rather than through fixed-price contracts, although as discussed below, the Company frequently hedges the price of a significant portion of its future production in the financial markets. The prices the Company receives depend upon factors beyond the Company’s control, including the factors affecting price mentioned above. The Company believes that any prolonged reduction in oil and natural gas prices could restrict its ability to continue the level of exploration and production activity the Company otherwise would pursue, which could have a material adverse effect on its revenues, cash flows and results of operations.
The natural gas the Company produces is priced in local markets where production occurs, and price is therefore affected by local or regional supply and demand factors as well as other local market dynamics such as regional pipeline capacity. Currently, the prices the Company receives for its natural gas production are generally lower than the relevant benchmark prices, such as NYMEX, that are used for commodity trading purposes. The difference between the benchmark price and the price the Company receives is called a differential. The Company may be unable to accurately predict natural gas differentials, which may widen significantly in the future. Numerous factors may influence local commodity pricing, such as pipeline takeaway capacity and specifications, localized storage capacity, disruptions in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Insufficient pipeline or storage capacity, or a lack of demand or surplus of supply in any given operating area may cause the differential to widen in that area compared to other natural gas producing areas. Increases in the differential could lead to production curtailments or otherwise have a material adverse effect on the Company’s revenues, cash flows and results of operations.

In the Company’s Pipeline and Storage segment, significant changes in the price differential between equivalent quantities of natural gas at different geographic locations could adversely impact the Company. For example, if the price of natural gas at a particular receipt point on the Company’s pipeline system increases relative to the price of natural gas at other locations, then the volume of natural gas received by the Company at the relatively more expensive receipt point may decrease, or the price the Company charges to transport that natural gas may decrease. Changes in price differentials can cause shippers to seek alternative lower priced gas supplies and, consequently, alternative transportation routes. In some cases, shippers may decide not to renew transportation contracts due to changes in price differentials. While much of the impact of lower volumes under existing contracts would be offset by the straight fixed-variable rate design utilized by Supply Corporation and Empire, this rate design does not protect Supply Corporation or Empire where shippers do not contract for expiring capacity at the same quantity and rate. If contract renewals were to decrease, revenues and earnings in the Pipeline and Storage segment may decrease. Significant changes in the price differential between futures contracts for natural gas having different delivery dates could also adversely impact the Company. For example, if the prices of natural gas futures contracts for winter deliveries to locations served by the Pipeline and Storage segment decline relative to the prices of such contracts for summer deliveries (as a result, for instance, of increased production of natural gas within the Pipeline and Storage segment’s geographic area or other factors), then demand for the Company’s natural gas storage services driven by that price differential could decrease. Such changes in price differential could also affect the Energy Marketing segment’s ability to offset its natural gas storage costs through hedging transactions. These changes could adversely affect revenues, cash flows and results of operations.
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
The Dodd-Frank Act increased federal oversight and regulation of the over-the-counter derivatives markets and certain entities that participate in those markets. The act requires the CFTC, the SEC and various banking regulators to promulgate rules and regulations implementing the act. Although regulators have issued certain regulations, other rules that may be relevant to the Company have yet to be finalized. For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk. Nevertheless, other rules that are being developed could have a significant impact on the Company. For example, the CFTC has imposed numerous registration, swaps documentation, business conduct, reporting, and recordkeeping requirements on swap dealers and major swap participants, which frequently are counterparties to the Company’s derivative hedging transactions. Regardless of the final capital and margin rules, concern remains that swap dealers and major swap participants will pass along their increased costs stemming from the final and proposed rules through higher transaction costs and prices or other direct or indirect costs. In addition, while the Company expects to be exempt from the Dodd-Frank Act’s requirement that swaps be cleared and traded on exchanges or swap execution facilities, the cost of entering into a non-exchange cleared swap that is available as an exchange cleared swap may be greater. The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.
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
If conditions remain constant, then the Company is reasonably certain that its reserve estimates represent economically recoverable oil and natural gas reserves and future net cash flows. If conditions change in the future, then subsequent reserve estimates may be revised accordingly. You should not assume that the present value of future net cash flows from the Company’s proved reserves is the current market value of the Company’s estimated oil and natural gas reserves. In accordance with SEC requirements, the Company bases the estimated discounted future net cash flows from its proved reserves on a 12-month average of historical prices for oil and natural gas (based on first day of the month prices and adjusted for hedging) and on costs as of the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate. Any significant price changes will have a material effect on the present value of the Company’s reserves.
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
The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and natural gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for oil and natural gas (based on first day of the month prices and adjusted for hedging). If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. For the fiscal year ended September 30, 2015, the Company recognized pre-tax impairment charges on its oil and natural gas properties of $1.1 billion. Given the potential that oil and natural gas prices could stay at low levels in future months, and the expected loss of significantly higher prices from the 12-month historical average that will be used in the ceiling test at December 31, 2015, the Company expects to experience an additional significant ceiling test impairment in that quarter (the first quarter of fiscal 2016). Depending upon the movement of oil and natural gas prices, it is possible that the Company may experience additional impairment charges in the second or subsequent quarters of fiscal 2016 as well.
Increased regulation of exploration and production activities, including hydraulic fracturing, could adversely impact the Company.
Due to the burgeoning Marcellus Shale natural gas play in the northeast United States, together with the fiscal difficulties faced by state governments in New York and Pennsylvania, various state legislative and regulatory initiatives regarding the exploration and production business have been proposed. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, abandonment and monitoring of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding natural gas pipelines. New permitting fees and/or severance taxes for oil and gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and regulatory studies, proceedings or rule-making initiatives at federal or state agencies focused on the hydraulic fracturing process and related operations could result in additional permitting, compliance, reporting and disclosure requirements. For example, the EPA has adopted regulations that establish emission performance standards for hydraulic fracturing operations as well as natural gas gathering and transmission operations. Other EPA initiatives could expand water quality and hazardous waste regulation of hydraulic fracturing and related operations. The Bureau of Land Management finalized its hydraulic fracturing rules which set standards for such operations on federal lands. In California, legislation regarding well stimulation, including hydraulic fracturing, has been adopted. The law mandates technical standards for well construction, hydraulic fracturing water management, groundwater monitoring, seismicity monitoring during hydraulic fracturing operations and public disclosure of hydraulic fracturing fluid constituents. These and any other new state or federal legislative or regulatory measures could lead to operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risks of litigation for the Company.
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
General Information on Facilities
The net investment of the Company in property, plant and equipment was $5.3 billion at September 30, 2015. The Exploration and Production segment comprises 39.9% of this investment, and is primarily located in California and in the Appalachian region of the United States. Approximately 51.4% of the Company's investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and northwestern Pennsylvania. The Gathering segment comprises 7.5% of the Company’s investment in net property, plant and equipment, and is located in northwestern Pennsylvania. The remaining net investment in property, plant and equipment consisted of the All Other category and Corporate operations (1.2%). During the past five years, the Company has made additions to property, plant and equipment in order to expand its exploration and production operations in the Appalachian region of the United States and to expand and improve transmission facilities for transportation customers in New York and Pennsylvania. Net property, plant and equipment has increased $1.9 billion, or 54.5%, since September 30, 2010. As part of its strategy to focus its exploration and production activities within the Appalachian region of the United States, specifically within the Marcellus Shale, the Company sold its off-shore oil and natural gas properties in the Gulf of Mexico in April 2011. The net property, plant and equipment associated with these properties was $55.4 million. The Company also sold on-shore oil and natural gas properties in its West Coast region in May 2011 with net property, plant and equipment of $8.1 million.
The Exploration and Production segment had a net investment in property, plant and equipment of $2.1 billion at September 30, 2015.
The Pipeline and Storage segment had a net investment of $1.4 billion in property, plant and equipment at September 30, 2015. Transmission pipeline represents 35% of this segment’s total net investment and includes 2,340 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 16% of this segment’s total net investment and consist of 31 storage fields operating at a combined working gas level of 73.4 Bcf, four of which are jointly owned and operated with other interstate gas pipeline companies, and 427 miles of pipeline. Net investment in storage facilities includes $83.2 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 34 compressor stations with 148,717 installed compressor horsepower that represent 20% of this segment’s total net investment in property, plant and equipment.
The Gathering segment had a net investment of $0.4 billion in property, plant and equipment at September 30, 2015. Gathering lines and related compressors comprise substantially all of this segment’s total net investment, including 82 miles of lines utilized to move Appalachian production (including Marcellus Shale) to various transmission pipeline receipt points. The Gathering segment has 4 compressor stations with 34,500 installed compressor horsepower.
The Utility segment had a net investment in property, plant and equipment of $1.4 billion at September 30, 2015. The net investment in its gas distribution network (including 14,816 miles of distribution pipeline) and its service connections to customers represent approximately 48% and 34%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2015.
The Pipeline and Storage segments’ facilities provided the capacity to meet Supply Corporation’s 2015 peak day sendout for transportation service of 2,384 MMcf, which occurred on January 7, 2015. Withdrawals from storage of 622.3 MMcf provided approximately 26% of the requirements on that day.
Company maps are included in Exhibit 99.2 of this Form 10-K and are incorporated herein by reference.

Exploration and Production Activities
The Company is engaged in the exploration for, and the development and purchase of, natural gas and oil reserves in California and the Appalachian region of the United States. The Company has been increasing its emphasis in the Appalachian region, primarily in the Marcellus Shale, and sold its off-shore oil and natural gas properties in the Gulf of Mexico during 2011, as mentioned above. Further discussion of oil and gas producing activities is included in Item 8, Note M - Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2015, 2014 and 2013 reserves shown in Note M are valued using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note M discusses the qualifications of the Company's reservoir engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped oil and natural gas reserves year over year.
Seneca’s proved developed and undeveloped natural gas reserves increased from 1,683 Bcf at September 30, 2014 to 2,142 Bcf at September 30, 2015. This increase is attributed to extensions and discoveries of 633 Bcf, partially offset by production of 140 Bcf and negative revisions of previous estimates of 34 Bcf. Total downward gas revisions of 34 Bcf were primarily a result of negative revisions due to lower gas prices of 38 Bcf primarily in the Marcellus Shale and Upper Devonian reservoirs, coupled with the removal of 38 Bcf of PUD reserves in the Marcellus Shale in Tioga County as the Company has no near term plans to develop these reserves as it is employing capital elsewhere. Partially offsetting these negative revisions were a 16 Bcf upward revision to Marcellus PUD reserves transferred to proved developed reserves and a 26 Bcf upward revision to remaining Marcellus PUD reserves.
Seneca’s proved developed and undeveloped oil reserves decreased from 38,477 Mbbl at September 30, 2014 to 33,722 Mbbl at September 30, 2015. Extensions and discoveries of 533 Mbbl were exceeded by production of 3,034 Mbbl, primarily occurring in the West Coast region, and downward revisions of previous estimates of 2,254 Mbbl. Downward revisions of 2,254 Mbbl were primarily a result of lower oil prices (1,861 Mbbl) as well as removing 279 Mbbl of PUD reserves at the North Lost Hills field in the Tulare reservoir as the Company has no near term plans to develop these reserves as it is employing capital elsewhere. On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 1,914 Bcfe at September 30, 2014 to 2,344 Bcfe at September 30, 2015. Total revisions of previous estimates was a decrease of 48 Bcfe.
Seneca’s proved developed and undeveloped natural gas reserves increased from 1,300 Bcf at September 30, 2013 to 1,683 Bcf at September 30, 2014. This increase was attributed to extensions and discoveries of 447 Bcf, acquisitions of 34 Bcf (both primarily Marcellus Shale) and positive revisions of previous estimates of 45 Bcf which were partially offset by production of 142 Bcf. Upward performance revisions of 45 Bcf were primarily performance revisions in the Marcellus Shale and included a 20 Bcf upward revision to Marcellus PUD reserves transferred to proved developed reserves and a 13 Bcf upward revision to remaining Marcellus PUD reserves.
Seneca’s proved developed and undeveloped oil reserves decreased from 41,598 Mbbl at September 30, 2013 to 38,477 Mbbl at September 30, 2014. Extensions and discoveries of 1,539 Mbbl were exceeded by production of 3,036 Mbbl primarily occurring in the West Coast region (3,005 Mbbl), and downward revisions of previous estimates of 1,694 Mbbl. Downward revisions were primarily a result of removing 1,501 Mbbl of proved undeveloped reserves at the Midway Sunset field in the Tulare reservoir as the Company has no near term plans to develop these reserves as it is employing its capital elsewhere. On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 1,549 Bcfe at September 30, 2013 to 1,914 Bcfe at September 30, 2014. Total revisions of previous estimates was an increase of 35 Bcfe.
At September 30, 2015, the Company’s Exploration and Production segment had delivery commitments of 2,134 Bcfe (mostly natural gas as commitments for crude oil, gasoline, butane and propane was insignificant). The Company expects to meet those commitments through proved reserves, including the future development of reserves that are currently classified as proved undeveloped reserves, the growth of proved gas reserves (which has averaged 30 percent over the past two years through the development of Seneca's large Appalachian acreage position) and (if necessary) from the purchase of natural gas and crude oil at index-related prices.

The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.
Production

	For The Year Ended September 30
	2015		2014		2013
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$2.48	(1)	$3.55	(1)	$3.49	(1)
Average Sales Price per Barrel of Oil	$57.44		$96.34		$96.48
Average Sales Price per Mcf of Gas (after hedging)	$3.35		$3.49		$4.00
Average Sales Price per Barrel of Oil (after hedging)	$57.44		$96.34		$96.48
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.81	(1)	$0.74	(1)	$0.67	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	374	(1)	382	(1)	276	(1)
West Coast Region
Average Sales Price per Mcf of Gas	$4.11		$6.75		$6.61
Average Sales Price per Barrel of Oil	$51.37		$98.25		$103.14
Average Sales Price per Mcf of Gas (after hedging)	$4.52		$6.65		$7.12
Average Sales Price per Barrel of Oil (after hedging)	$70.49		$95.54		$98.23
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$2.69		$2.96		$2.61
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	58		58		55
Total Company
Average Sales Price per Mcf of Gas	$2.51		$3.62		$3.58
Average Sales Price per Barrel of Oil	$51.43		$98.23		$103.07
Average Sales Price per Mcf of Gas (after hedging)	$3.38		$3.56		$4.10
Average Sales Price per Barrel of Oil (after hedging)	$70.36		$95.55		$98.21
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$1.06		$1.03		$0.99
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	432		440		331

(1)
The Marcellus Shale fields (which exceed 15% of total reserves at September 30, 2015, 2014 and 2013) contributed 357 MMcfe, 361 MMcfe and 258 MMcfe of daily production in 2015, 2014 and 2013, respectively. The average sales price (per Mcfe) was $2.48 ($3.35 after hedging) in 2015, $3.53 ($3.47 after hedging) in 2014 and $3.49 ($4.04 after hedging) in 2013. The average lifting costs (per Mcfe) were $0.79 in 2015, $0.72 in 2014 and $0.64 in 2013.

Productive Wells

	Appalachian Region		West Coast Region		Total Company
At September 30, 2015	Gas	Oil	Gas	Oil	Gas	Oil
Productive Wells — Gross	2,871	1	—	2,093	2,871	2,094
Productive Wells — Net	2,802	1	—	2,046	2,802	2,047

Developed and Undeveloped Acreage

At September 30, 2015	Appalachian Region	West Coast Region	Total Company
Developed Acreage
— Gross	554,352	24,130	578,482
— Net	544,780	20,604	565,384
Undeveloped Acreage
— Gross	370,812	14,127	384,939
— Net	353,713	7,263	360,976
Total Developed and Undeveloped Acreage
— Gross	925,164	38,257	963,421
— Net	898,493	27,867	926,360
As of September 30, 2015, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 10,684 acres in 2016 (8,083 net acres), 12,441 acres in 2017 (8,723 net acres), 2,154 acres in 2018 (1,621 net acres) and 50,989 acres thereafter (46,845 net acres). The remaining 308,671 gross acres (295,704 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2016, 2017 and 2018, Seneca has 88 Bcfe of proved undeveloped gas reserves, with 54 Bcfe subject to lease expirations in 2016 and 34 Bcfe subject to lease expirations in 2017. This total represents approximately 11% of Seneca's proved undeveloped reserves in the Marcellus Shale. Seneca intends to develop these reserves prior to the expiration of the leases and/or extend/renew as part of its management approved development plan.
Drilling Activity

	Productive			Dry
For the Year Ended September 30	2015	2014	2013	2015	2014	2013
United States
Appalachian Region
Net Wells Completed
— Exploratory	3.000	4.832	—	—	—	1.000
— Development	49.000	53.000	39.500	2.000	2.000	2.500
West Coast Region
Net Wells Completed
— Exploratory	—	1.533	0.625	—	—	—
— Development	45.000	84.720	74.996	1.000	1.000	—
Total Company
Net Wells Completed
— Exploratory	3.000	6.365	0.625	—	—	1.000
— Development	94.000	137.720	114.496	3.000	3.000	2.500
Present Activities

At September 30, 2015	Appalachian Region	West Coast Region	Total Company
Wells in Process of Drilling(1)
— Gross	100.000	—	100.000
— Net	85.500	—	85.500

(1)	Includes wells awaiting completion.

Item 3	Legal Proceedings
For a discussion of various environmental and other matters, refer to Part II, Item 7, MD&A and Item 8 at Note I — Commitments and Contingencies.

Item 4	Mine Safety Disclosures
Not Applicable.
PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information regarding the market for the Company’s common equity and related stockholder matters appears under Item 12 at Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 8 at Note E — Capitalization and Short-Term Borrowings, and at Note L — Market for Common Stock and Related Shareholder Matters (unaudited).
On July 1, 2015, the Company issued a total of 4,200 unregistered shares of Company common stock to the seven non-employee directors of the Company then serving on the Board of Directors of the Company, 600 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2015. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2015	—	N/A	—	6,971,019
Aug. 1-31, 2015	267	$51.97	—	6,971,019
Sept. 1-30, 2015	—	N/A	—	6,971,019
Total	267	$51.97	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended September 30, 2015, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the PHLX Utility Sector Index and the SIG Oil Exploration & Production Index for the period September 30, 2010 through September 30, 2015. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2010 and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
National Fuel	$100	$96	$110	$143	$149	$109
S&P 500 Index	$100	$101	$132	$157	$188	$187
PHLX Utility Sector Index (UTY)	$100	$112	$124	$130	$151	$159
SIG Oil Exploration & Production Index (EPX)	$100	$95	$110	$129	$128	$64
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

Item 6	Selected Financial Data

	Year Ended September 30
	2015	2014	2013	2012	2011
	(Thousands, except per share amounts and number of registered shareholders)
Summary of Operations
Operating Revenues	$1,760,913	$2,113,081	$1,829,551	$1,626,853	$1,778,842
Operating Expenses:
Purchased Gas	349,984	605,838	460,432	415,589	628,732
Operation and Maintenance	470,003	463,078	442,090	401,397	400,519
Property, Franchise and Other Taxes	89,564	90,711	82,431	90,288	81,902
Depreciation, Depletion and Amortization	336,158	383,781	326,760	271,530	226,527
Impairment of Oil and Gas Producing Properties	1,126,257	—	—	—	—
	2,371,966	1,543,408	1,311,713	1,178,804	1,337,680
Operating Income (Loss)	(611,053)	569,673	517,838	448,049	441,162
Other Income (Expense):
Gain on Sale of Unconsolidated Subsidiaries	—	—	—	—	50,879
Other Income	8,039	9,461	4,697	5,133	5,947
Interest Income	3,922	4,170	4,335	3,689	2,916
Interest Expense on Long-Term Debt	(95,916)	(90,194)	(90,273)	(82,002)	(73,567)
Other Interest Expense	(3,555)	(4,083)	(3,838)	(4,238)	(4,554)
Income (Loss) Before Income Taxes	(698,563)	489,027	432,759	370,631	422,783
Income Tax Expense (Benefit)	(319,136)	189,614	172,758	150,554	164,381
Net Income (Loss) Available for Common Stock	$(379,427)	$299,413	$260,001	$220,077	$258,402
Per Common Share Data
Basic Earnings (Loss) per Common Share	$(4.50)	$3.57	$3.11	$2.65	$3.13
Diluted Earnings (Loss) per Common Share	$(4.50)	$3.52	$3.08	$2.63	$3.09
Dividends Declared	$1.56	$1.52	$1.48	$1.44	$1.40
Dividends Paid	$1.55	$1.51	$1.47	$1.43	$1.39
Dividend Rate at Year-End	$1.58	$1.54	$1.50	$1.46	$1.42
At September 30:
Number of Registered Shareholders	12,147	12,654	13,215	13,800	14,355

	Year Ended September 30
	2015	2014	2013	2012	2011
	(Thousands, except per share amounts and number of registered shareholders)
Net Property, Plant and Equipment
Exploration and Production	$2,126,265	$2,897,744	$2,600,448	$2,273,030	$1,753,194
Pipeline and Storage	1,387,516	1,187,924	1,074,079	1,069,070	954,554
Gathering	400,409	292,793	161,111	110,269	31,962
Utility	1,351,504	1,297,179	1,246,943	1,217,431	1,189,030
Energy Marketing	1,989	2,070	2,002	1,530	850
All Other	60,404	61,236	62,554	63,245	65,266
Corporate	3,808	4,145	4,589	5,228	5,668
Total Net Plant	$5,331,895	$5,743,091	$5,151,726	$4,739,803	$4,000,524
Total Assets	$6,702,139	$6,728,040	$6,204,977	$5,925,694	$5,215,358
Capitalization
Comprehensive Shareholders’ Equity	$2,025,440	$2,410,683	$2,194,729	$1,960,095	$1,891,885
Long-Term Debt, Net of Unamortized Discount and Debt Issuance Costs	2,084,009	1,637,443	1,635,630	1,139,552	893,274
Total Capitalization	$4,109,449	$4,048,126	$3,830,359	$3,099,647	$2,785,159

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Marcellus Shale basin. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Marcellus Shale to markets in Canada and the eastern United States. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments. Refer to Item 1, Business, for a more detailed description of each of the segments. This Item 7, MD&A, provides information concerning:

1.	The critical accounting estimates of the Company;

2.	Changes in revenues and earnings of the Company under the heading, “Results of Operations;”

3.	Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity;”

4.	Off-Balance Sheet Arrangements;

5.	Contractual Obligations; and

6.
Other Matters, including: (a) 2015 and projected 2016 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate and regulatory matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; and (e) new authoritative accounting and financial reporting guidance.

The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report.
For the year ended September 30, 2015 compared to the year ended September 30, 2014, the Company experienced a loss of $379.4 million. The loss is driven largely by impairment charges of $1.1 billion ($650.2 million after-tax) recorded in the Exploration and Production segment during the year ended September 30, 2015. In the Company's Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. Due to significant declines in crude oil and natural gas commodity prices, the book value of the Company's oil and gas properties exceeded the ceiling at March 31, 2015, June 30, 2015 and September 30, 2015, resulting in the impairment charges mentioned above. The Company expects that the book value of its oil and gas properties will also exceed the ceiling at December 31, 2015, resulting in an additional impairment charge. For further discussion of the ceiling test and a sensitivity analysis concerning changes in crude oil and natural gas commodity prices and their impact on the ceiling test, refer to the Critical Accounting Estimates section below. For further discussion of the Company’s earnings, refer to the Results of Operations section below.
The Company continues to develop its natural gas reserves in the Marcellus Shale, a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. The Company controls the natural gas interests associated with approximately 790,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations. Natural gas proved developed and undeveloped reserves in the Appalachian region increased from 1,624 Bcf at September 30, 2014 to 2,093 Bcf at September 30, 2015. The Company has spent significant amounts of capital in this region related to the development of such reserves. For the year ended September 30, 2015, the Company’s Exploration and Production segment had capital expenditures of $500.2 million in the Appalachian region, of which $458.6 million was spent towards the development of the Marcellus Shale. The amount spent towards the development of the Marcellus Shale represented approximately 46% of the Company's capital expenditures for the year ended September 30, 2015. The Company’s fiscal 2016 estimated capital expenditures in the Exploration and Production segment’s Appalachian region are expected to be approximately $380 million. Forecasted production in the Exploration and Production segment’s Appalachian region for fiscal 2016 is expected to be in the range of 141 to 211 Bcfe, up from actual Appalachia production of 137 Bcfe in fiscal 2015.
To facilitate the flow of natural gas from the Marcellus Shale, the Company continues to expand its gathering and pipeline infrastructure in the Gathering segment and the Pipeline and Storage segment. For the year ended September 30, 2015, the Gathering segment had capital expenditures of $118.2 million and its estimated capital expenditures in fiscal 2016 are expected to be approximately $140 million. The Pipeline and Storage segment's capital expenditures for the year ended September 30, 2015 were $230.2 million and its estimated capital expenditures in fiscal 2016 are expected to be approximately $525 million. The amount spent towards the development of gathering and pipeline infrastructure in fiscal 2015 represented approximately 35% of the Company's capital expenditures.
The well stimulation technology referred to as hydraulic fracturing used in conjunction with horizontal drilling continues to be debated. In Pennsylvania, where the Company is focusing its Marcellus Shale development efforts, the permitting and regulatory processes seem to strike a balance between the environmental concerns associated with hydraulic fracturing and the benefits of increased natural gas production. The potential for increased state or federal regulation of hydraulic fracturing could impact future costs of drilling in the Marcellus Shale and lead to operational delays or restrictions. There is also the risk that drilling could be prohibited on certain acreage that is prospective for the Marcellus Shale. Please refer to the Risk Factors section above for further discussion.
From a capital resources perspective, in June 2015, the Company issued $450.0 million of 5.20% notes due in July 2025. The notes were issued to enhance the Company's liquidity position and reduce short-term debt. Under the Company's existing indenture covenants, given the significant impairments recorded during the year ended September 30, 2015, the Company is precluded from issuing additional long-term unsecured indebtedness during fiscal 2016. If the Company experiences additional significant impairments of its oil and gas properties in the first or subsequent quarters of fiscal 2016, the Company expects to continue to be precluded from issuing incremental long-term debt into the first or subsequent quarters of fiscal 2017. However, the Company expects that it could borrow under its credit facilities. In addition, the 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt. On September 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") that amends and restates a five-year, $750 million unsecured committed revolving credit facility obtained by the Company in December 2014. The Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019, plus a $500.0 million 364-day unsecured committed revolving credit facility through September 29, 2016. With respect to borrowings under the multi-year facility, the Company is permitted (but not required) to elect a maturity date that is 364 days after the date of borrowing. The Credit Agreement includes an option for the Company to request increases in the aggregate multi-year commitments to an amount not to exceed $850.0 million, subject to certain terms and conditions.
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
In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. The book value of the Company’s oil and gas properties exceeded the ceiling at September 30, 2015 as well as June 30, 2015 and March 31, 2015, resulting in cumulative impairment charges of $1.1 billion ($650.2 million after-tax) for 2015. The 12-month average of the first day of the month price for crude oil for each month during 2015, based on posted Midway Sunset prices, was $54.54 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during 2015, based on the quoted Henry Hub spot price for natural gas, was $3.06 per MMBtu. (Note — Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for 2015.) If natural gas average prices used in the ceiling test calculation at September 30, 2015 had been $0.25 per MMBtu lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $378.1 million (after-tax), which would have resulted in an additional impairment charge of $137.3 million (after-tax) at September 30, 2015. If crude oil average prices used in the ceiling test calculation at September 30, 2015 had been $5 per Bbl lower, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $281.6 million (after-tax), which would have resulted in an additional impairment charge of $40.8 million (after-tax) at September 30, 2015. If both natural gas and crude oil average prices used in the ceiling test calculation at September 30, 2015 were lower by $0.25 per MMBtu and $5 per Bbl, respectively, the book value of the Company’s oil and gas properties would have exceeded the ceiling by approximately $418.9 million (after-tax), which would have resulted in an additional impairment charge of $178.1 million (after-tax) at September 30, 2015. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation including, among others, changes in reserve quantities and future cost estimates.  Looking ahead, the first day of the month Midway Sunset price for crude oil in October 2015 was $39.67 per Bbl. The first day of the month Henry Hub spot price for natural gas in October 2015 was $2.48 per MMBtu. Given these October prices, the potential that prices could stay at this level in future months, and the expected loss of significantly higher oil and gas prices from the 12-month average that will be used in the ceiling test at December 31, 2015, the Company expects to experience an additional significant ceiling test impairment in that quarter (the first quarter of fiscal 2016). Depending upon the movement of oil and natural gas prices, it is possible that the Company may experience additional impairment charges in the second or subsequent quarters of fiscal 2016 as well.
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
Changes in actuarial assumptions and actuarial experience could also have an impact on the benefit obligation and the funded status related to the Company’s pension and other post-retirement benefits and could impact the Company’s equity. For example, the discount rate used to determine benefit obligations of the Company's other post-retirement benefits changed from 4.25% in 2014 to 4.50% in 2015. The change in the discount rate from 2014 to 2015 reduced the accumulated post-retirement benefit obligation by $14.3 million. While the discount rate used to determine benefit obligations of the Retirement Plan did not change from 2014 to 2015, the discount rate was changed from 4.75% in 2013 to 4.25% in 2014. The change in the discount rate from 2013 to 2014 increased the Retirement Plan projected benefit obligation by $53.7 million. Other examples include actual versus expected return on plan assets, which has an impact on the funded status of the plans, and actual versus expected benefit payments, which has an impact on the pension plan projected benefit obligation and the accumulated post-retirement benefit obligation. For 2015, the actual return on plan assets was lower than the expected return, which resulted in a decrease to the funded status of the Retirement Plan ($73.0 million) as well as a decrease to the funded status of the VEBA trusts and 401(h) accounts ($33.6 million). The actual versus expected benefit payments for 2015 caused a decrease of $2.6 million to the accumulated post-retirement benefit obligation. In calculating the projected benefit obligation for the Retirement Plan and the accumulated post-retirement obligation, the actuary takes into account the average remaining service life of active participants. The average remaining service life of active participants is 7 years for the Retirement Plan and 6 years for those eligible for other post-retirement benefits. For further discussion of the Company’s pension and other post-retirement benefits, refer to Other Matters in this Item 7, which includes a discussion of funding for the current year, and to Item 8 at Note H — Retirement Plan and Other Post Retirement Benefits.

RESULTS OF OPERATIONS
EARNINGS
2015 Compared with 2014
The Company experienced a loss of $379.4 million in 2015 compared with earnings of $299.4 million in 2014. The decrease in earnings is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Gathering segment and Utility segment, as well as losses in the Corporate category and All Other category, also contributed to the decrease. Higher earnings in the Pipeline and Storage segment and the Energy Marketing segment partially offset these decreases. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2015 and 2014:
2015 Events

•	Non-cash impairment charges of $1.1 billion ($650.2 million after tax) recorded during 2015 for the Exploration and Production segment’s oil and gas producing properties.

•
A $5.2 million reversal of stock-based compensation expense related to performance based restricted stock units since performance conditions, which do not include any market conditions, are not expected to be met. The $5.2 million was allocated across each of the segments as well as the All Other and Corporate category.

2014 Event

•	A $3.6 million death benefit gain on life insurance proceeds recorded in the Corporate category.
2014 Compared with 2013
The Company’s earnings were $299.4 million in 2014 compared with earnings of $260.0 million in 2013. The increase in earnings of $39.4 million is primarily a result of higher earnings in the Exploration and Production segment, Pipeline and Storage segment, Gathering segment and Energy Marketing segment. Lower earnings in the Utility segment and a higher loss in the Corporate category slightly offset these increases. Earnings were impacted by the 2014 event discussed above and the following event in 2013:
2013 Event

•	A $4.9 million refund provision recorded in the Utility segment related to various issues raised in Distribution Corporation’s rate proceeding in New York.
Earnings (Loss) by Segment

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Exploration and Production	$(556,974)	$121,569	$115,391
Pipeline and Storage	80,354	77,559	63,245
Gathering	31,849	32,709	13,321
Utility	63,271	64,059	65,686
Energy Marketing	7,766	6,631	4,589
Total Reported Segments	(373,734)	302,527	262,232
All Other	(2)	1,160	894
Corporate	(5,691)	(4,274)	(3,125)
Total Consolidated	$(379,427)	$299,413	$260,001
EXPLORATION AND PRODUCTION
Revenues
Exploration and Production Operating Revenues

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Gas (after Hedging)	$471,657	$506,491	$424,735
Oil (after Hedging)	213,488	290,030	278,005
Gas Processing Plant	2,891	4,831	4,502
Other	5,405	2,744	(4,305)
Operating Revenues	$693,441	$804,096	$702,937

Production

	Year Ended September 30
	2015	2014	2013
Gas Production (MMcf)
Appalachia	136,404	139,097	100,633
West Coast	3,159	3,210	3,060
Total Production	139,563	142,307	103,693
Oil Production (Mbbl)
Appalachia	30	31	28
West Coast	3,004	3,005	2,803
Total Production	3,034	3,036	2,831
Average Prices

	Year Ended September 30
	2015	2014	2013
Average Gas Price/Mcf
Appalachia	$2.48	$3.55	$3.49
West Coast	$4.11	$6.75	$6.61
Weighted Average	$2.51	$3.62	$3.58
Weighted Average After Hedging(1)	$3.38	$3.56	$4.10
Average Oil Price/Barrel (Bbl)
Appalachia	$57.44	$96.34	$96.48
West Coast	$51.37	$98.25	$103.14
Weighted Average	$51.43	$98.23	$103.07
Weighted Average After Hedging(1)	$70.36	$95.55	$98.21

(1)	Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note G — Financial Instruments in Item 8 of this report.
2015 Compared with 2014
Operating revenues for the Exploration and Production segment decreased $110.7 million in 2015 as compared with 2014. Gas production revenue after hedging decreased $34.8 million primarily due to a $0.18 per Mcf decrease in the weighted average price of gas after hedging and a decrease in production due to temporary pricing-related curtailments. Oil production revenue after hedging decreased $76.5 million due to a $25.19 per Bbl decrease in the weighted average price of oil after hedging as production was largely flat. In addition, processing plant revenue decreased $1.9 million, largely due to a decrease in the price of natural gas liquids and other price and volume fluctuations. Partially offsetting these decreases was a $2.7 million increase in other revenue. This was largely due to a $3.7 million positive variance in mark-to-market adjustments related to hedging ineffectiveness and the reversal of a gas imbalance liability ($0.6 million) related to offshore properties no longer owned by the Exploration and Production segment, partially offset by the impact from the receipt of settlement proceeds in fiscal 2014 related to former insurance policies ($1.9 million) that did not recur in the current year.

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
Earnings
2015 Compared with 2014
The Exploration and Production segment’s loss for 2015 was $557.0 million, compared with earnings of $121.6 million for 2014, a decrease of $678.6 million. The main drivers of the decrease were the aforementioned impairment charge ($650.2 million), lower crude oil prices after hedging ($49.7 million), lower natural gas prices after hedging ($16.3 million), lower natural gas production ($6.3 million), the impact of the non-recurrence of settlement proceeds on former insurance policies recorded in the prior year ($1.3 million), higher interest expense ($2.9 million), higher production costs ($1.5 million) and higher operating expenses ($1.4 million). The increase in production costs was largely attributable to higher transportation costs associated with production volumes transported by Midstream Corporation. The increase in interest expense was largely due to the Exploration and Production segment's share of the Company's $450 million long-term debt issuance in June 2015. The increase in operating expenses was largely due to an increase in professional services and personnel costs, partially offset by a reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions are not expected to be met. These decreases in earnings were partially offset by the impact of lower depletion expense ($36.7 million), lower income tax expense ($11.8 million) and the impact of mark-to-market adjustments ($2.4 million). The decrease in depletion expense is due to the impact of impairment charges recognized in the second and third quarters of 2015, a decrease in production due to pricing-related curtailments discussed above, and an increase in reserves achieved with lower finding and development costs per Mcfe (due to increased operating efficiencies). The decrease in income tax expense was largely due to an increase in firm transportation of natural gas to Canadian delivery points, which decreased the effective tax rate used in the calculation of deferred tax expense ($3.0 million) combined with other deferred tax adjustments that reduced Seneca's deferred income tax liability by $6.2 million. The decrease in income taxes was partially offset by the non-recurrence of a favorable settlement with a taxing authority that occurred in fiscal 2014.
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

PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Firm Transportation	$214,611	$207,892	$190,470
Interruptible Transportation	2,971	2,666	2,152
	217,582	210,558	192,622
Firm Storage Service	70,732	69,878	70,555
Interruptible Storage Service	3	13	5
	70,735	69,891	70,560
Other	3,023	3,959	4,426
	$291,340	$284,408	$267,608
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2015	2014	2013
Firm Transportation	737,206	731,271	575,805
Interruptible Transportation	12,874	4,724	3,997
	750,080	735,995	579,802
2015 Compared with 2014
Operating revenues for the Pipeline and Storage segment increased $6.9 million in 2015 as compared with 2014. The increase was primarily due to an increase in transportation revenues of $7.0 million. The increase in transportation revenues was largely due to demand charges for transportation service from Supply Corporation’s Mercer Expansion Project, which was placed in service in November 2014.   The addition of new firm contracts for transportation service on Supply Corporation's system also contributed to the increase in transportation revenues.
Transportation volume increased by 14.1 Bcf in 2015 as compared with 2014. The increase in transportation volume primarily reflects the results of the ongoing pricing basis differentials in the Appalachian region in which customers are flowing more natural gas to higher priced markets. The addition of a new contract for interruptible transportation also contributed to the increase in transportation volume. Volume fluctuations, other than those caused by the addition or deletion of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.
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
Earnings
2015 Compared with 2014
The Pipeline and Storage segment’s earnings in 2015 were $80.4 million, an increase of $2.8 million when compared with earnings of $77.6 million in 2014. The increase in earnings is primarily due to the earnings impact of higher transportation revenues of $4.6 million, as discussed above, combined with an increase in the allowance for funds used during construction (equity component) of $2.5 million. The increase in the allowance for funds used during construction is mainly due to capital costs incurred during the year ended September 30, 2015 related to various expansion projects currently under construction. These earnings increases were partially offset by higher operating expenses ($2.0 million), an increase in depreciation expense ($1.0 million), an increase in property taxes ($0.9 million) and higher interest expense ($0.8 million). The increase in operating expenses primarily reflects an increase in compressor maintenance costs, an increase in expense related to the reserve for preliminary project costs, an increase in regulatory commission expense and increased personnel costs offset partially by the reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions are not expected to be met. The increase in depreciation expense was attributable to incremental depreciation expense related to projects that were placed in service within the last year. The increase in property taxes was attributable to various expansion projects constructed over the last few years. The increase in interest expense was largely due to Supply Corporation's share of the Company's $450 million long-term debt issuance in June 2015.
2014 Compared with 2013
The Pipeline and Storage segment’s earnings in 2014 were $77.6 million, an increase of $14.4 million when compared with earnings of $63.2 million in 2013. The increase in earnings was primarily due to the earnings impact of higher transportation revenues of $11.7 million, as discussed above, combined with lower operating expenses ($6.3 million). The decrease in operating expenses primarily reflected lower pension and other post-retirement benefit costs and a decrease in the reserve for preliminary project costs offset partially by higher pipeline integrity program expenses.  These earnings increases were partially offset by an increase in depreciation expense ($1.0 million), higher property taxes ($0.9 million), a decrease in the allowance for funds used during construction (equity component) of $0.4 million, higher income taxes ($0.5 million) and the earnings impact of lower storage revenue ($0.4 million), as discussed above.  The increase in depreciation expense was attributable to incremental depreciation expense related to the projects that were placed in service during fiscal 2014. The increase in property taxes was primarily due to the addition of new plant. The decrease in the allowance for funds used during construction was mainly due to Supply Corporation’s Line N 2012 Expansion Project and Supply Corporation’s Northern Access expansion project, which were under construction in the first quarter of fiscal 2013 and were placed in service during fiscal 2013. The increase in income taxes was a result of higher state taxes combined with a reduction in benefits associated with the tax sharing agreement with affiliated companies.

GATHERING
Revenues
Gathering Operating Revenues

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Gathering	$76,709	$69,937	$33,815
Processing and Other Revenues	497	673	966
	$77,206	$70,610	$34,781
Gathering Volume — (MMcf)

	Year Ended September 30
	2015	2014	2013
Gathered Volume	139,629	138,726	93,449
2015 Compared with 2014
Operating revenues for the Gathering segment increased $6.6 million in 2015 as compared with 2014. This increase was due to an increase in gathering revenues driven by higher gathering rates coupled with a 0.9 Bcf increase in gathered volume.  The overall increase in gathered volume was largely due to a 15.4 Bcf increase in gathered volume on Midstream Corporation’s Clermont Gathering System (Clermont), which was placed in service in July 2014, and a 1.6 Bcf increase in gathered volume on Midstream Corporation’s Trout Run Gathering System (Trout Run) where the increase in production during the first two quarters of the fiscal year more than offset the impact of low natural gas price related production curtailments experienced in the last two quarters of the fiscal year. The increases in gathered volume were largely offset by a 14.8 Bcf decrease in gathered volume on Midstream Corporation's Covington Gathering System (Covington), a 1.0 Bcf decrease in gathered volume on Midstream Corporation's Mt. Jewett Gathering System (Mt. Jewett) and a 0.3 Bcf decrease in gathered volume on Midstream Corporation's Tionesta Gathering System (Tionesta). Most of these decreases in gathered volume are attributable to a decrease in Seneca's Marcellus Shale production largely due to the impact of low natural gas prices, which caused Seneca to curtail production.
2014 Compared with 2013
Operating revenues for the Gathering segment increased $35.8 million in 2014 as compared with 2013. This increase was largely due to an increase in gathering revenues driven by a 45.3 Bcf increase in gathered volume combined with higher gathering rates.  The overall increase in gathered volume was largely due to a 40.7 Bcf increase in gathered volume on Trout Run and a 4.5 Bcf increase in gathered volume on Clermont. Most of the increase in gathered volume was attributable to an increase in Seneca's Marcellus Shale production, primarily in Lycoming County, Pennsylvania.
Earnings
2015 Compared with 2014
The Gathering segment’s earnings in 2015 were $31.8 million, a decrease of $0.9 million when compared with earnings of $32.7 million in 2014.  The decrease in earnings is mainly due to the earnings impact of higher depreciation expense ($3.1 million), higher operating expenses ($1.1 million) and higher income tax expense ($1.0 million).  These earnings increases were partially offset by higher gathering revenues ($4.4 million). The growth of Trout Run and Clermont is primarily responsible for the revenue and operating expense variations.  During the quarter ended March 31, 2015, the Company recorded long-lived asset impairment charges ($1.0 million) related to its gathering facilities at Tionesta. This impairment, combined with greater plant balances, led to an increase in depreciation expense. The increase in income tax expense is due to higher state income taxes and the impact of the provision-to-return adjustments.
2014 Compared with 2013
The Gathering segment’s earnings in 2014 were $32.7 million, an increase of $19.4 million when compared with earnings of $13.3 million in 2013.  The increase in earnings was mainly due to the earnings impact of higher gathering revenues ($23.5 million) and lower interest expense ($0.4 million).  These earnings increases were partially offset by higher income tax expense ($1.9 million), higher depreciation expense ($1.4 million) and higher operating expenses ($1.0 million).  The significant growth of Trout Run was primarily responsible for the revenue, depreciation expense and operating expense variations.  The increase in income tax expense was largely due to higher state taxes. The decrease in interest expense was largely due to an increase in capitalized interest, which more than offset the impact of an increase in the weighted average amount of debt due to the Gathering segment’s share of the $500 million long-term debt issuance in February 2013.
UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Retail Revenues:
Residential	$480,163	$590,080	$513,654
Commercial	61,099	78,036	66,602
Industrial	2,655	3,692	6,096
	543,917	671,808	586,352
Off-System Sales	11,773	19,712	25,020
Transportation	142,289	150,158	135,273
Other	18,288	7,940	(306)
	$716,267	$849,618	$746,339
Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2015	2014	2013
Retail Sales:
Residential	59,600	60,101	52,753
Commercial	8,710	8,834	7,486
Industrial	337	393	947
	68,647	69,328	61,186
Off-System Sales	3,787	4,564	6,717
Transportation	78,749	80,949	69,149
	151,183	154,841	137,052

Degree Days

				Percent (Warmer) Colder Than
Year Ended September 30		Normal	Actual	Normal	Prior Year
2015(1)	Buffalo	6,617	6,968	5.3%	(1.7)%
	Erie	6,147	6,586	7.1%	(2.3)%
2014(2)	Buffalo	6,617	7,087	7.1%	15.4%
	Erie	6,147	6,742	9.7%	14.5%
2013(3)	Buffalo	6,617	6,139	(7.2)%	15.9%
	Erie	6,147	5,888	(4.2)%	17.8%

(1)	Percents compare actual 2015 degree days to normal degree days and actual 2015 degree days to actual 2014 degree days.

(2)	Percents compare actual 2014 degree days to normal degree days and actual 2014 degree days to actual 2013 degree days.

(3)	Percents compare actual 2013 degree days to normal degree days and actual 2013 degree days to actual 2012 degree days.

2015 Compared with 2014
Operating revenues for the Utility segment decreased $133.4 million in 2015 compared with 2014. This decrease largely resulted from a $127.9 million decrease in retail gas sales revenues. In addition, there was a $7.9 million decrease in off-system sales and a $7.9 million decrease in transportation revenues. These were partially offset by a $10.3 million increase in other operating revenues. The increase in other operating revenues was largely due to a regulatory adjustment recorded during 2015 to recognize an under-collection from customers of a New York State regulatory assessment, a 2015 reversal of a portion of a 2014 accrual for an estimated sharing refund provision in New York, and an increase in capacity release revenues. As a result of a colder than normal calendar 2013/2014 winter season, the demand for pipeline capacity increased as pipeline capacity release contracts for Distribution Corporation’s calendar 2014/2015 winter season were being executed. This increase in demand resulted in higher capacity release rates for Distribution Corporation in 2015 compared to 2014, thus resulting in higher capacity release revenues.
The $127.9 million decrease in retail gas sales revenues was largely a result of a decrease in the cost of gas sold (per Mcf) coupled with lower volumes due to slightly warmer weather than the prior year. The $7.9 million decrease in transportation revenues was primarily due to a 2.2 Bcf decrease in transportation throughput due to slightly warmer weather than the prior year. The $7.9 million decrease in off-system sales is due to lower volumes as market conditions reduced the opportunity for off-system gas sales.
2014 Compared with 2013
Operating revenues for the Utility segment increased $103.3 million in 2014 compared with 2013. This increase largely resulted from an $85.5 million increase in retail gas sales revenues and a $14.9 million increase in transportation revenue. In addition, there was an $8.2 million increase in other operating revenues. These were partially offset by a $5.3 million decrease in off-system sales (due to lower volume). The decrease in off-system sales volume was due to the Utility segment’s greater utilization of pipeline capacity in order to reliably meet the increased demand for its retail gas brought on by colder weather experienced during the winter of fiscal 2014. Due to profit sharing with retail customers, the margins resulting from off-system sales were minimal.
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
Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $307.7 million, $446.9 million and $362.3 million of Purchased Gas expense during 2015, 2014 and 2013, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
Distribution Corporation contracts for long-term firm transportation capacity with Supply Corporation, Empire and seven other upstream pipeline companies, and for storage service with Supply Corporation and two other upstream companies. Distribution Corporation utilizes long-term and spot gas supply contracts with various producers and marketers to satisfy purchase requirements. Additional discussion of the Utility segment’s gas purchases appears under the heading “Sources and Availability of Raw Materials” in Item 1.
Earnings
2015 Compared with 2014
The Utility segment’s earnings in 2015 were $63.3 million, a decrease of $0.8 million when compared with earnings of $64.1 million in 2014. The decrease in earnings is largely attributable to an increase in operating expenses ($5.8 million), an increase in depreciation expense ($1.3 million) and the impact of slightly warmer weather in fiscal 2015 compared to fiscal 2014 ($0.6 million). The increase in operating expenses is largely attributable to costs associated with the planned replacement of the Utility segment’s legacy mainframe systems, partially offset by the reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions are not expected to be met. The increase in depreciation expense is due to an increase in plant balances in fiscal 2015 compared to fiscal 2014. These earnings decreases were partially offset by a $6.2 million increase in regulatory adjustments (discussed above) and a $0.9 million increase in capacity release revenues (discussed above).
The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For 2015, the WNC reduced earnings by approximately $2.5 million as the weather was colder than normal. In 2014, the WNC reduced earnings by approximately $3.0 million as the weather was colder than normal.

2014 Compared with 2013
The Utility segment’s earnings in 2014 were $64.1 million, a decrease of $1.6 million when compared with earnings of $65.7 million in 2013. The decrease in earnings was largely attributable to an increase in operating expenses ($9.1 million), an increase in income tax expense ($2.4 million), the impact of an earnings sharing adjustment ($1.6 million) and an increase in property and other taxes ($0.8 million). The increase in operating expenses was largely attributable to increased costs associated with defined benefit and defined contribution retirement plans as a result of a recent settlement with the NYPSC and an increase in bad debt expense. The increase in income tax expense was largely due to higher state income taxes and the reversal of tax expense that occurred in 2013 (as a result of a favorable tax settlement), which did not recur in 2014. The increase in property and other taxes was largely due to increases in FICA, school, town and county taxes. These earnings decreases were partially offset by the impact of colder weather in Pennsylvania ($5.8 million), the positive earnings impact of the non-recurrence of the refund provision recorded in fiscal 2013 ($4.9 million), a true-up of regulatory asset balances associated with a NYPSC settlement concerning insurance proceeds on site remediation claims ($1.5 million) and the earnings impact of lower interest expense ($0.9 million). The decrease in interest expense was due to a decrease in the weighted average amount of debt outstanding due to the Utility segment’s share of the Company’s $250 million of notes that matured in March 2013.
ENERGY MARKETING
Revenues
Energy Marketing Operating Revenues

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Natural Gas (after Hedging)	$160,651	$273,099	$213,324
Other	55	53	50
	$160,706	$273,152	$213,374
Energy Marketing Volume

	Year Ended September 30
	2015	2014	2013
Natural Gas — (MMcf)	46,752	52,694	46,875
2015 Compared with 2014
Operating revenues for the Energy Marketing segment decreased $112.4 million in 2015 as compared with 2014. The decrease is primarily due to a decline in gas sales revenue due to a lower average price of natural gas period over period and a decrease in volume sold to retail customers.
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

Earnings
2015 Compared with 2014
The Energy Marketing segment’s earnings in 2015 were $7.8 million, an increase of $1.2 million when compared with earnings of $6.6 million in 2014. This increase in earnings was largely attributable to higher margin of $1.4 million. The increase in margin largely reflects a reduction in pipeline capacity reservation charges due to the turn back of certain storage and transportation capacity, higher average margins per Mcf, and an increase in the benefit the Energy Marketing segment realized from its contracts for storage capacity. These increases were partially offset by slightly lower margin associated with unbilled revenue. The Energy Marketing segment began recording unbilled revenue and related gas costs during the quarter ended December 31, 2013. Prior to that quarter, Energy Marketing segment revenues and related purchased gas costs had been recorded when billed, resulting in a one-month lag. As a result of eliminating the one-month lag, revenues and related gas costs for the year ended September 30, 2014 reflected thirteen months of activity whereas the revenue and related gas costs for the year ended September 30, 2015 reflect twelve months of activity.
2014 Compared with 2013
The Energy Marketing segment’s earnings in 2014 were $6.6 million, an increase of $2.0 million when compared with earnings of $4.6 million in 2013. This increase in earnings was largely attributable to higher margin of $2.2 million, which primarily reflects the positive impact on margin from the increase in volume sold to retail customers due to colder weather during 2014 combined with improved average margin per Mcf. These earnings increases were partially offset by a decline in the benefit the Energy Marketing segment realized from its contracts for storage capacity. To a lesser extent, margin was also positively impacted by the recording of unbilled revenues and related gas costs at September 30, 2014. The impact of this change for the year ended September 30, 2014 was to increase operating revenues and margin by $8.5 million and $0.6 million, respectively.  Management has determined that the impact of not recording unbilled revenue and related gas costs was immaterial in all prior periods.
ALL OTHER AND CORPORATE OPERATIONS
All Other and Corporate operations primarily includes the operations of Seneca’s Northeast Division and corporate operations. Seneca’s Northeast Division markets timber from its New York and Pennsylvania land holdings.
Earnings
2015 Compared with 2014
All Other and Corporate operations recorded a loss of $5.7 million in 2015, which was $2.6 million higher than the loss of $3.1 million in 2014. The increase in loss is primarily due to the non-recurrence of a $3.6 million death benefit gain on life insurance proceeds recognized during the quarter ended March 31, 2014, which was recorded in Other Income. A $0.8 million decrease in margin from the sale of standing timber (including certain timber stumpage tracts by Seneca’s land and timber division) decreased earnings further. These decreases were offset partially by lower income tax expense of $1.2 million (primarily due to consolidated tax sharing) and lower operating expenses of $1.1 million (largely due to the reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions are not expected to be met).
2014 Compared with 2013
All Other and Corporate operations recorded a loss of $3.1 million in 2014, which was $0.9 million higher than the loss of $2.2 million in 2013. The increase in loss was primarily due to higher income tax expense of $4.7 million (primarily due to consolidated tax sharing and an adjustment for an intercompany deferred tax reallocation recorded in 2013 that did not recur in 2014) and higher property, franchise and other taxes of $0.7 million (largely due to a reduction in franchise taxes recorded in 2013 that did not recur in 2014). These increases were offset partially by a $3.6 million death benefit gain on life insurance policies that was recorded in 2014. In addition, earnings were increased by an increase in income from unconsolidated subsidiaries of $0.4 million.

INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt increased $5.7 million in 2015 as compared to 2014. This increase is due to additional long-term debt that was issued in fiscal 2015. The Company issued $450 million of 5.20% notes in June 2015. This was partially offset by the impact of an increase in capitalized interest (mostly in Midstream Corporation), which decreased interest expense for the year ended September 30, 2015 as compared to the year ended September 30, 2014.
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
CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2015	2014	2013
	(Millions)
Provided by Operating Activities	$853.6	$909.4	$738.6
Capital Expenditures	(1,018.2)	(914.4)	(703.5)
Other Investing Activities	(6.6)	6.0	(2.5)
Reduction of Long-Term Debt	—	—	(250.0)
Change in Notes Payable to Banks and Commercial Paper	(85.6)	85.6	(171.0)
Net Proceeds from Issuance of Long-Term Debt	444.6	—	495.4
Net Proceeds from Issuance of Common Stock	10.5	7.5	5.4
Dividends Paid on Common Stock	(130.7)	(126.7)	(122.7)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	9.1	4.6	0.7
Net Increase (Decrease) in Cash and Temporary Cash Investments	$76.7	$(28.0)	$(9.6)

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

Net cash provided by operating activities totaled $853.6 million in 2015, a decrease of $55.8 million compared with the $909.4 million provided by operating activities in 2014. The decrease in cash provided by operating activities reflects lower cash provided by operating activities in the Exploration and Production segment. The decrease is partially offset by the increase in cash provided by operating activities in the Utility segment, Pipeline and Storage segment and Gathering segment. The decrease in the Exploration and Production segment is primarily due to lower cash receipts from crude oil and natural gas production as a result of lower crude oil and natural gas prices. The increase in the Utility segment is primarily due to the timing of gas cost recovery and the timing of receivable collections. The increase in the Gathering segment is primarily a result of an increase in Seneca’s Marcellus Shale production, which has resulted in higher gathering revenues at the Trout Run and Clermont gathering systems. Lastly, the increase in the Pipeline and Storage segment is due to higher cash receipts from transportation revenues as a result of expansion projects coming on-line.
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
INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets, including non-cash capital expenditures, totaled $1.0 billion, $969.9 million and $717.1 million in 2015, 2014 and 2013, respectively. The table below presents these expenditures:

	Year Ended September 30
	2015		2014		2013
	(Millions)
Exploration and Production:
Capital Expenditures	$557.3	(1)	$602.7	(2)	$533.1	(3)
Pipeline and Storage:
Capital Expenditures	230.2	(1)	139.8	(2)	56.1	(3)
Gathering:
Capital Expenditures	118.2	(1)	137.8	(2)	54.8	(3)
Utility:
Capital Expenditures	94.4	(1)	88.8	(2)	72.0	(3)
All Other and Corporate:
Capital Expenditures	0.4		0.8		1.1
Total Expenditures	$1,000.5		$969.9		$717.1

(1)
2015 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $46.2 million, $33.9 million, $22.4 million and $16.5 million, respectively, of non-cash capital expenditures.

(2)
2014 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $80.1 million, $28.1 million, $20.1 million and $8.3 million, respectively, of non-cash capital expenditures.

(3)
2013 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $58.5 million, $5.6 million, $6.7 million and $10.3 million, respectively, of non-cash capital expenditures.

Exploration and Production
In 2015, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $500.2 million for the Appalachian region (including $458.6 million in the Marcellus Shale area) and $57.1 million for the West Coast region. These amounts included approximately $161.8 million spent to develop proved undeveloped reserves.
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
Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures for 2015 were mainly for expenditures related to Supply Corporation's Westside Expansion and Modernization Project ($63.0 million), Empire and Supply Corporation's Tuscarora Lateral Project ($53.7 million), Supply Corporation's Northern Access 2015 Project ($40.4 million), Supply Corporation's Northern Access 2016 Project ($5.9 million) and Supply Corporation's Mercer Expansion Project ($5.4 million), as discussed below. In addition, the Pipeline and Storage segment capital expenditures for 2015 also include additions, improvements and replacements to this segment’s transmission and gas storage systems.
The majority of the Pipeline and Storage segment’s capital expenditures for 2014 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2014 included expenditures related to Supply Corporation’s Mercer Expansion Project ($27.0 million), Supply Corporation’s Northern Access 2015 project ($11.1 million) and Supply Corporation’s Westside Expansion and Modernization Project ($4.8 million), as discussed below.
The majority of the Pipeline and Storage segment’s capital expenditures for 2013 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2013 included expenditures for the construction of Supply Corporation’s Northern Access expansion project ($14.5 million), Supply Corporation’s Line N 2012 Expansion Project ($4.2 million), Supply Corporation’s Line N 2013 Project ($2.8 million) and Supply Corporation’s Mercer Expansion Project ($0.7 million).
Gathering
The majority of the Gathering segment’s capital expenditures for 2015 were for the construction of Midstream Corporation’s Clermont Gathering System ($117.3 million), as discussed below.
The majority of the Gathering segment’s capital expenditures for 2014 were for the construction of Midstream Corporation’s Clermont Gathering System ($95.2 million) and to build compressor stations on Midstream Corporation’s Trout Run Gathering System ($32.9 million). In addition, the Gathering segment capital expenditures for 2014 included expenditures for the expansion of Midstream Corporation's Covington Gathering System in Tioga County, Pennsylvania ($4.6 million).

The majority of the Gathering segment’s capital expenditures for 2013 were related to the expansion of Midstream Corporation’s Trout Run Gathering System ($48.0 million).
Utility
The majority of the Utility segment’s capital expenditures for 2015, 2014 and 2013 were made for replacement of mains and main extensions and for the replacement of service lines. The capital expenditures for 2015, 2014 and 2013 included $18.4 million, $15.6 million and $9.1 million, respectively, related to the replacement of the Utility segment’s customer information system, as discussed below.
Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2016	2017	2018
	(Millions)
Exploration and Production(1)	$425	$490	$520
Pipeline and Storage	525	280	120
Gathering	140	85	55
Utility	100	95	90
All Other	—	—	—
	$1,190	$950	$785

(1)
Includes estimated expenditures for the years ended September 30, 2016, 2017 and 2018 of approximately $166 million, $185 million and $114 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting.

Exploration and Production
Estimated capital expenditures in 2016 for the Exploration and Production segment include approximately $380 million for the Appalachian region and $45 million for the West Coast region.
Estimated capital expenditures in 2017 for the Exploration and Production segment include approximately $430 million for the Appalachian region and $60 million for the West Coast region.
Estimated capital expenditures in 2018 for the Exploration and Production segment include approximately $445 million for the Appalachian region and $75 million for the West Coast region.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2016 through 2018 are expected to include: construction of new pipeline and compressor stations to support expansion projects, the replacement of transmission and storage lines, the reconditioning of storage wells and improvements of compressor stations. Expansion projects are discussed below.
In light of the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of September 30, 2015, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.7 million.
Supply Corporation and Empire are moving forward with, or have recently completed, several projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines and to on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems. Projects where the Company has begun to make significant investments of preliminary survey and investigation costs and/or where shipper agreements have been executed are described below.
In 2011, Supply Corporation concluded an Open Season to increase its capability to move gas north on its Line N system and deliver gas to a new interconnection with Tennessee Gas Pipeline (“TGP”) at Mercer, Pennsylvania, a pooling point recently established at Tennessee’s Station 219 (“Mercer Expansion Project”).  Supply Corporation executed a service agreement with Range Resources ("Range") for 105,000 Dth per day, all of the project capacity, for service which began November 1, 2014. The cost estimate is $34.2 million, of which $30.1 million is for expansion and $4.1 million is for replacement.  Supply Corporation constructed the required 3,550 horsepower of compression at Mercer, and replaced 2.08 miles of 24” pipeline, both under its FERC blanket certificate authorization.  As of September 30, 2015, approximately $33.1 million has been spent on the Mercer Expansion Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2015.
On January 18, 2013, Supply Corporation concluded an Open Season to further increase its capacity to move gas north and south on its Line N system to Texas Eastern Transmission, LP (“TETCO”) at Holbrook and TGP at Mercer (“Westside Expansion and Modernization Project”).  Supply Corporation received its FERC 7(c) certificate on March 2, 2015 and executed two service agreements (Range and Seneca) for all 175,000 Dth per day of project capacity. Partial service for Range began on September 8, 2015 with full service beginning for Range on October 16, 2015 and for Seneca on November 1, 2015.  The Westside Expansion and Modernization Project facilities include the replacement of approximately 23.3 miles of 20” pipe with 24” pipe and the addition of 3,550 horsepower of compression at Mercer.  The cost estimate is $86.0 million, of which $44.9 million is related to expansion and the remainder is for replacement.  As of September 30, 2015, approximately $67.9 million has been capitalized as Construction Work in Progress for the Westside Expansion and Modernization Project.  The remaining expenditures are expected to be spent in fiscal 2016 and are included as Pipeline and Storage estimated capital expenditures in the table above.
Supply Corporation and TGP have jointly developed a project that combines expansions on both pipeline systems, providing a seamless transportation path from TGP’s 300 Line in the Marcellus fairway to the TransCanada Pipeline delivery point at Niagara.  Supply Corporation has offered 140,000 Dth per day of capacity on its system to TGP under a lease, from its Ellisburg Station for redelivery to TGP in East Eden, New York (“Northern Access 2015”).  The project provides Seneca Resources, TGP’s anchor shipper, with an outlet to premium Dawn-indexed markets in Canada, for Seneca Resources' Clermont Area Marcellus production.  The Northern Access 2015 project involves the construction of a new 15,400 horsepower compressor station in Hinsdale, New York and a 7,700 horsepower addition to its compressor station in Concord, New York, for service that commenced on an interim basis for 40,000 Dth per day on November 1, 2015, and is expected to be fully operational by December 1, 2015.  Supply Corporation and TGP received their FERC 7(c) certificates on February 27, 2015 and have executed the Capacity Lease agreement. The cost estimate for the Northern Access 2015 project is $67.5 million.  As of September 30, 2015, approximately $51.5 million has been capitalized as Construction Work in Progress for the Northern Access 2015 project. The remaining expenditures expected to be spent are included in Pipeline and Storage estimated capital expenditures in the table above.
Supply Corporation and Empire have been working with Seneca Resources to develop a project which would move significant prospective Marcellus production from Seneca Resources' Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa (“Northern Access 2016”). Similar to the goal of the Northern Access 2015 project, the separate and distinct Northern Access 2016 project would provide an outlet to premium Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast, all with a target in-service date in late calendar year 2016. The Northern Access 2016 project involves the construction of approximately 98.5 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is $455 million.  Supply Corporation, Empire and Seneca Resources executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On July 24, 2014, Supply Corporation and Empire initiated the FERC NEPA Pre-filing process on this project and both parties filed a joint FERC 7(b) and 7(c) application in early March 2015 and amended that application on November 2, 2015. As of September 30, 2015, approximately $15.1 million has been spent on the Northern Access 2016 project, including $9.2 million that has been spent to study the project. The Company has determined it is highly probable that the project will be built. Accordingly, previous reserves have been reversed and this $9.2 million of project costs has been reestablished as a Deferred Charge on the Consolidated Balance Sheet. The remaining $5.9 million spent on the project has been capitalized as Construction Work in Progress. The remainder of the preliminary cost estimate expected to be spent on this project is included as Pipeline and Storage estimated capital expenditures in the table above.
On November 21, 2014, Supply Corporation concluded an Open Season for an expansion of its Line D pipeline (“Line D Expansion”) that is intended to allow growing on-system markets to avail themselves of economical gas supply on the TGP 300 line, at an existing interconnect at Lamont, Pennsylvania, and provide increased capacity into the Erie, Pennsylvania market area. Following negotiations with prospective shippers, Supply Corporation executed five precedent agreements for a total of 77,500 Dth per day for terms of ten years. The project involves construction of a new 4,152 horsepower Keelor Compressor Station and modifications to the Roystone and Bowen compressor stations at an estimated capital cost of approximately $23 million. The project will also provide system modernization benefits. Supply Corporation plans to seek authorization for this project under its FERC blanket certificate. The target in-service date is November 1, 2016. As of September 30, 2015, less than $0.1 million has been spent to study the Line D Expansion project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2015.
On August 12, 2013, Empire concluded an Open Season, offering for the first time no-notice transportation and storage services to new and existing shippers on the Empire pipeline system.  Empire and Rochester Gas & Electric (“RG&E”), Empire’s largest LDC connected market, executed a precedent agreement to convert all 172,500 Dth per day of its standard firm transportation services to no-notice service, including 3.3 Bcf of no-notice storage service.  The new services will provide RG&E with a superior flexible delivery service with daily and seasonal load balancing capabilities and greater access to Marcellus supplies.  In addition, Empire executed a precedent agreement with New York State Electric and Gas for 14,816 Dth per day of transportation capacity and a third agreement with Distribution Corporation for the remaining 34,500 Dth per day of project capacity, providing both LDCs with increased access to Marcellus supplies. Empire has constructed a 17.2 mile, 12" and 16" pipeline and an interconnection between Empire’s pipeline system and Supply Corporation’s system at Tuscarora, New York. Empire is also modifying its Oakfield compressor station and Supply Corporation is constructing approximately 1,380 horsepower of compression at its Tuscarora compressor station (“Tuscarora Lateral Project”).  Supply Corporation concluded an Open Season and has awarded to Empire the necessary storage services under a lease agreement.  Empire and Supply Corporation began the FERC pre-filing process on April 12, 2013, and both companies filed their FERC 7(c) applications in March 2014.  Empire and Supply Corporation received a FERC certificate on March 10, 2015. Both parties have executed the Capacity Lease, Empire executed service agreements with all three of its project shippers, and service began November 1, 2015. The cost estimate for the Tuscarora Lateral Project is $60.0 million.  As of September 30, 2015, approximately $55.5 million has been capitalized as Construction Work in Progress for the Tuscarora Lateral Project.  The remaining expenditures are expected to be spent in fiscal 2016 and are included in Pipeline and Storage estimated capital expenditures in the table above.
Empire is developing an expansion of its system, and began an Open Season, that would allow for the transportation of approximately 300,000 Dth per day of additional Marcellus supplies from Millennium Pipeline at Corning, from Supply Corporation at Tuscarora, or from new interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline and the TGP 200 Line (“Empire North Project”). The preliminary cost estimate for the Empire North Project is at least $150 million depending on requested receipt points.  As of September 30, 2015, approximately $0.3 million has been spent to study this project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2015.
Gathering
The majority of the Gathering segment capital expenditures in 2016 through 2018 are expected to be for construction and expansion of gathering systems, as discussed below.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The preliminary cost estimate for the continued buildout is anticipated to be in the range of $250 million to $500 million.  As of September 30, 2015, approximately $216.5 million has been spent on the Clermont Gathering System, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2015.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 40 miles of backbone and in-field gathering pipelines and two compressor stations.  Estimated capital expenditures in 2016 through 2018 include anticipated expenditures in the range of $20 million to $50 million for the continued expansion of the Trout Run Gathering System. As of September 30, 2015, the Company has spent approximately $162.7 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2015.
Utility
Capital expenditures for the Utility segment in 2016 through 2018 are expected to be concentrated in the areas of main and service line improvements and replacements and, to a lesser extent, the purchase of new equipment. Estimated capital expenditures in the Utility segment for 2016 through 2018 also include amounts for the planned replacement of the Utility segment’s legacy mainframe systems.  This includes estimated capital expenditures in 2016 of $13.6 million related to the replacement of the customer information system, which is scheduled to be placed in service in the spring of 2016. Estimated capital expenditures for the replacement of other legacy mainframe systems amount to $1.5 million for 2016, $2.1 million for 2017 and $0.4 million for 2018.
Project Funding
The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings. In addition, the Company issued additional long-term debt in June 2015 to enhance its liquidity position, including the reduction of short-term debt. Going forward, while the Company expects to use cash on hand and cash from operations as the first means of financing these projects, the Company may issue short-term debt as necessary during fiscal 2016 to help meet its capital expenditures needs. The level of short-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.  As disclosed above, the Company is precluded from issuing new long-term debt throughout fiscal 2016 as a means of financing projects.
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

FINANCING CASH FLOW
Consolidated short-term debt decreased $85.6 million when comparing the balance sheet at September 30, 2015 to the balance sheet at September 30, 2014. The maximum amount of short-term debt outstanding during the year ended September 30, 2015 was $260.8 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt. At September 30, 2015, the Company did not have any outstanding commercial paper or short-term notes payable to banks.
On December 5, 2014, the Company entered into an Amended and Restated Credit Agreement with a syndicate of 14 banks. The agreement replaced the Company's previous $750.0 million committed credit facility with a substantially similar facility totaling $750.0 million. On September 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of the same 14 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019, plus a $500.0 million 364-day unsecured committed revolving credit facility through September 29, 2016. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines.
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through December 5, 2019. At September 30, 2015, the Company’s debt to capitalization ratio (as calculated under the facility) was .51. The constraints specified in the Credit Agreement would have permitted an additional $1.67 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its credit facilities or rely upon other liquidity sources, including cash provided by operations.
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2015, the Company did not have any debt outstanding under the Credit Agreement.
On June 25, 2015, the Company issued $450.0 million of 5.20% notes due July 15, 2025. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $444.6 million. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of a change in control and a ratings downgrade to a rating below investment grade. The proceeds of this debt issuance were used for general corporate purposes, including the reduction of short-term debt.
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
None of the Company’s long-term debt at September 30, 2015 and 2014 had a maturity date within the following twelve-month period.
The Company’s embedded cost of long-term debt was 5.53% and 5.61% at September 30, 2015 and September 30, 2014, respectively. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
Under the Company’s existing indenture covenants, at September 30, 2015, the Company is precluded from issuing additional long-term unsecured indebtedness during fiscal 2016 as a result of impairments of its oil and gas properties recognized during the year ended September 30, 2015, as discussed above. The 1974 indenture would not preclude the Company from issuing new indebtedness to replace maturing debt. If the Company experiences additional significant impairments of its oil and gas properties in the first or subsequent quarters of fiscal 2016, the Company, under its 1974 indenture, expects to continue to be precluded from issuing incremental long-term debt into the first or subsequent quarters of fiscal 2017. However, the Company expects that it could borrow under its credit facilities. The Company's present liquidity position is believed to be adequate to satisfy known demands. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $99.0 million (or 4.7%) of the Company’s long-term debt (as of September 30, 2015) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $44.8 million. These leases have been entered into for the use of compressors, drilling rigs, buildings, meters and other items and are accounted for as operating leases.

CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2015, and the twelve-month periods over which they occur:

	Payments by Expected Maturity Dates
	2016	2017	2018	2019	2020	Thereafter	Total
	(Millions)
Long-Term Debt, including interest expense(1)	$115.3	$115.3	$406.4	$336.7	$74.0	$1,761.4	$2,809.1
Operating Lease Obligations	$25.7	$6.0	$4.7	$4.5	$3.3	$0.6	$44.8
Purchase Obligations:
Gas Purchase Contracts(2)	$127.1	$6.0	$1.3	$—	$—	$—	$134.4
Transportation and Storage Contracts(3)	$58.0	$83.4	$83.6	$92.6	$73.5	$762.5	$1,153.6
Hydraulic Fracturing and Fuel Obligations	$104.7	$25.0	$—	$—	$—	$—	$129.7
Pipeline, Compressor and Gathering Projects	$96.6	$0.2	$—	$—	$—	$—	$96.8
Mainframe Replacement Project	$21.4	$—	$—	$—	$—	$—	$21.4
Other	$18.3	$11.8	$7.0	$6.7	$5.8	$9.6	$59.2

(1)
Refer to Note E — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense.

(2)	Gas prices are variable based on the NYMEX prices adjusted for basis.

(3)
Transportation service contractual obligations include the following precedent agreements executed by the Exploration and Production segment for transportation of Appalachian gas: $10.8 million for 2016, $35.2 million for 2017, $34.3 million for 2018, $45.0 million for 2019, $46.9 million for 2020 and $718.7 million thereafter.

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
The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). The Company has been making contributions to the Retirement Plan over the last several years and anticipates that it will continue making contributions to the Retirement Plan. During 2015, the Company contributed $36.2 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2016 will be in the range of $5.0 million to $10.0 million. The Company expects that all subsidiaries having employees covered by the Retirement Plan will make contributions to the Retirement Plan. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through short-term borrowings or cash from operations.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and 401(h) accounts over the last several years and anticipates that it will continue making contributions to the VEBA trusts and 401(h) accounts. During 2015, the Company contributed $2.0 million to its VEBA trusts and 401(h) accounts. The Company anticipates that the annual contribution to its VEBA trusts and 401(h) accounts in 2016 will be in the range of $2.0 million to $5.0 million. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments.
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and futures contracts, as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production and Energy Marketing segments. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2015 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.
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
The Company uses the crude oil swaps classified as Level 3 to hedge against the risk of declining commodity prices and not as speculative investments. Gains or losses related to these Level 3 derivative net assets (including any reduction for credit risk) are deferred until the hedged commodity transaction occurs in accordance with the provisions of the existing guidance for derivative instruments and hedging activities. The Level 3 derivative net assets amount to $1.8 million at September 30, 2015 and represent 0.4% of the Total Net Assets shown in Item 8 at Note F — Fair Value Measurements at September 30, 2015.
The increase in the net fair value asset of the Level 3 positions from October 1, 2014 to September 30, 2015, as shown in Item 8 at Note F, was attributable to a decrease in the commodity price of crude oil (at the aforementioned sales location) relative to the swap prices during that period. The Company believes that these fair values reasonably represent the amounts that the Company would realize upon settlement based on commodity prices that were present at September 30, 2015.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2015, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2015. At September 30, 2015, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2020.
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2016	2017	2018	2019	2020	Total
Notional Quantities (Equivalent Bcf)	79.6	62.5	22.1	11.0	1.9	177.1
Weighted Average Fixed Rate (per Mcf)	$4.10	$4.17	$3.78	$3.56	$3.67	$4.05
Weighted Average Variable Rate (per Mcf)	$2.67	$2.97	$3.25	$3.26	$3.30	$2.89

Of the total Bcf above, 2.2 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $3.81 per Mcf. The remaining 174.9 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $4.05 per Mcf.
Crude Oil Price Swap Agreements

	2016	2017	2018	Total
Notional Quantities (Equivalent Bbls)	1,425,000	696,000	75,000	2,196,000
Weighted Average Fixed Rate (per Bbl)	$88.24	$75.22	$91.00	$84.21
Weighted Average Variable Rate (per Bbl)	$50.47	$54.51	$58.77	$52.03
At September 30, 2015, the Company would have received from its respective counterparties an aggregate of approximately $202.3 million to terminate the natural gas price swap agreements outstanding at that date. The Company would have received from its respective counterparties an aggregate of approximately $69.8 million to terminate the crude oil price swap agreements outstanding at September 30, 2015.
At September 30, 2014, the Company had natural gas price swap agreements covering 205.7 Bcf at a weighted average fixed rate of $4.33 per Mcf. The Company also had crude oil price swap agreements covering 3,285,000 Bbls at a weighted average fixed rate of $93.93 per Bbl.
The following table discloses the net contract volume purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2015, the Company did not hold any futures contracts with maturity dates extending beyond 2019 (the futures contracts maturing in 2019 were insignificant).
Futures Contracts

	Expected Maturity Dates
	2016	2017	2018	Total
Net Contract Volume Purchased (Sold) (Equivalent Bcf)	8.3	2.0	1.1	11.4
Weighted Average Contract Price (per Mcf)	$3.84	$3.98	$3.77	$3.87
Weighted Average Settlement Price (per Mcf)	$4.27	$4.15	$4.25	$4.24

At September 30, 2015, the Company had long (purchased) contracts covering 17.8 Bcf of gas extending through 2018 at a weighted average contract price of $3.81 per Mcf and a weighted average settlement price of $2.95 per Mcf. Of this amount, 15.6 Bcf is accounted for as fair value hedges and are used by the Company’s Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed due to the fixed price gas sales commitments that it enters into with certain residential, commercial, industrial, public authority and wholesale customers. The remaining 2.2 Bcf is accounted for as cash flow hedges used to hedge against rising prices related to anticipated gas purchases for potential injections into storage. The Company would have paid $15.3 million to terminate these contracts at September 30, 2015.
At September 30, 2015, the Company had short (sold) contracts covering 6.4 Bcf of gas extending through 2018 at a weighted average contract price of $4.03 per Mcf and a weighted average settlement price of $3.04 per Mcf. Of this amount, 6.3 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Company's Energy Marketing segment. The remaining 0.1 Bcf is accounted for as fair value hedges, the majority of which are used to hedge against falling prices, a risk to which the Energy Marketing segment is exposed due to the fixed price gas purchase commitments that it enters into with certain natural gas suppliers. The Company would have received $6.4 million to terminate these contracts at September 30, 2015.

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
Foreign Exchange Risk
The Company uses foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. All of these transactions are forecasted.
The following table discloses foreign exchange contract information by expected maturity dates. The Company receives a fixed price in exchange for paying a variable price as noted in the Canadian to U.S. dollar forward exchange rates. Notional amounts (Canadian dollars) are used to calculate the contractual payments to be exchanged under contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2015. At September 30, 2015, the Company had not entered into any foreign currency exchange contracts extending beyond 2020.

	Expected Maturity Dates
	2016	2017	2018	2019	2020	Total
Notional Quantities (Canadian Dollar)	$10.0	$12.0	$12.0	$12.0	$12.0	$58.0
Weighted Average Fixed Rate ($Cdn/$US)	$1.25	$1.25	$1.24	$1.23	$1.22	$1.23
Weighted Average Variable Rate ($Cdn/$US)	$1.30	$1.30	$1.29	$1.29	$1.28	$1.28
At September 20, 2015, absent other positions with the same counterparties, the Company would have paid its respective counterparties an aggregate of $3.0 million to terminate foreign exchange contracts.
Refer to Item 8 at Note G — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term fixed rate debt is $2.1 billion at September 30, 2015. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$—	$—	$300.0	$250.0	$—	$1,549.0	$2,099.0
Weighted Average Interest Rate Paid	—	—	6.5%	8.8%	—	4.8%	5.5%
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
Following negotiations and other proceedings, on December 6, 2013, Distribution Corporation filed an agreement, also executed by the Department of Public Service and intervenors, extending existing rates through, at a minimum, September 30, 2015. Although customer rates were not changed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement authorizes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year of the agreement.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  A $7.5 million ($4.9 million after-tax) refund provision was passed back to ratepayers during 2014 after the NYPSC approved the settlement agreement without modification in an order issued on May 8, 2014. All significant terms of the agreement, including existing rates, continue in effect beyond September 30, 2015 until modified by the NYPSC. The agreement also states that nothing in the agreement precludes the parties from meeting to discuss extending the agreement on mutually acceptable terms, and presenting such extension to the NYPSC for approval. On May 22, 2015, Distribution Corporation filed with the NYPSC a Notice of Impending Settlement Discussions stating that settlement discussions would be scheduled in the near future, and that such discussions might include, among other things, the possible extension of the agreement on mutually acceptable terms. Distribution Corporation is currently involved in such settlement discussions.
Pennsylvania Jurisdiction
Distribution Corporation’s current delivery charges in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007.
Pipeline and Storage
On September 29, 2015, Supply Corporation filed a rate case settlement at the FERC that would, upon approval, extend the Company’s current FERC-approved rate case settlement with a required rate case filing at the latest by December 31, 2019 and prohibit any party from seeking to initiate a rate case proceeding before September 30, 2017. Prior to this settlement, Supply Corporation had been otherwise required by its current rate settlement to make a general rate filing no later than January 1, 2016. The settlement extension provides for, among other things, the following: Supply Corporation will reduce its maximum reservation, capacity, demand and deliverability rates by 2% on November 1, 2015 and by an additional 2% on November 1, 2016. Supply Corporation will also adopt a mechanism that allows it to recover, as a surcharge, certain pipeline safety and greenhouse gas costs it may incur as a result of new rules and regulations. FERC approved the settlement extension on November 13, 2015.
Empire does not have a rate case currently on file with the FERC, and is not subject to any requirement to make a future general rate filing.  Empire is also not barred from filing a general rate case at any time.

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
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions. While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act. For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling. In 2015, the EPA proposed new rules regulating methane and volatile organic compound emissions from new or modified oil and gas emissions sources. If adopted as proposed, these new rules would impose more stringent leak detection and repair requirements, and would further address reporting and control of methane and volatile organic compound emissions. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. The Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that restricts carbon emissions could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. International, federal, state or regional climate change and greenhouse gas measures could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, or impose additional monitoring and reporting requirements. Climate change and greenhouse gas initiatives, and incentives to conserve energy or use alternative energy sources, could also reduce demand for oil and natural gas.  But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
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

5.
Changes in laws, regulations or judicial interpretations to which the Company is subject, including those involving derivatives, taxes, safety, employment, climate change, other environmental matters, real property, and exploration and production activities such as hydraulic fracturing;

6.
Governmental/regulatory actions, initiatives and proceedings, including those involving rate cases (which address, among other things, target rates of return, rate design and retained natural gas), environmental/safety requirements, affiliate relationships, industry structure, and franchise renewal;

7.
Changes in price differential between similar quantities of natural gas or oil at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;

8.	Other changes in price differentials between similar quantities of natural gas or oil having different quality, heating value, hydrocarbon mix or delivery date;

9.	The cost and effects of legal and administrative claims against the Company or activist shareholder campaigns to effect changes at the Company;

10.	Uncertainty of oil and gas reserve estimates;

11.	Significant differences between the Company’s projected and actual production levels for natural gas or oil;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of National Fuel Gas Company:
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
November 20, 2015

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2015	2014	2013
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues	$1,760,913	$2,113,081	$1,829,551
Operating Expenses
Purchased Gas	349,984	605,838	460,432
Operation and Maintenance	470,003	463,078	442,090
Property, Franchise and Other Taxes	89,564	90,711	82,431
Depreciation, Depletion and Amortization	336,158	383,781	326,760
Impairment of Oil and Gas Producing Properties	1,126,257	—	—
	2,371,966	1,543,408	1,311,713
Operating Income (Loss)	(611,053)	569,673	517,838
Other Income (Expense):
Other Income	8,039	9,461	4,697
Interest Income	3,922	4,170	4,335
Interest Expense on Long-Term Debt	(95,916)	(90,194)	(90,273)
Other Interest Expense	(3,555)	(4,083)	(3,838)
Income (Loss) Before Income Taxes	(698,563)	489,027	432,759
Income Tax Expense (Benefit)	(319,136)	189,614	172,758
Net Income (Loss) Available for Common Stock	(379,427)	299,413	260,001
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	1,614,361	1,442,617	1,306,284
	1,234,934	1,742,030	1,566,285
Dividends on Common Stock	(131,734)	(127,669)	(123,668)
Balance at End of Year	$1,103,200	$1,614,361	$1,442,617
Earnings Per Common Share:
Basic:
Net Income (Loss) Available for Common Stock	$(4.50)	$3.57	$3.11
Diluted:
Net Income (Loss) Available for Common Stock	$(4.50)	$3.52	$3.08
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	84,387,755	83,929,989	83,518,857
Used in Diluted Calculation	84,387,755	84,952,347	84,341,220

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2015	2014	2013
	(Thousands of dollars)
Net Income (Loss) Available for Common Stock	$(379,427)	$299,413	$260,001
Other Comprehensive Income (Loss), Before Tax:
Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(31,538)	(8,280)	55,940
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	9,217	9,203	15,282
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(3,234)	3,863	5,041
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	381,018	5,334	91,790
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	(591)	(662)	—
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(184,953)	17,647	(36,029)
Other Comprehensive Income (Loss), Before Tax	169,919	27,105	132,024
Income Tax Expense (Benefit) Related to the Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(11,922)	(2,720)	21,304
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	3,375	3,370	5,650
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(1,195)	1,398	1,847
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	160,872	529	38,236
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	(217)	(242)	—
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(78,345)	9,515	(14,799)
Income Taxes — Net	72,568	11,850	52,238
Other Comprehensive Income	97,351	15,255	79,786
Comprehensive Income (Loss)	$(282,076)	$314,668	$339,787

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2015	2014
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$9,261,323	$8,245,791
Less — Accumulated Depreciation, Depletion and Amortization	3,929,428	2,502,700
	5,331,895	5,743,091
Current Assets
Cash and Temporary Cash Investments	113,596	36,886
Hedging Collateral Deposits	11,124	2,734
Receivables — Net of Allowance for Uncollectible Accounts of $29,029 and $31,811, Respectively	105,004	149,735
Unbilled Revenue	20,746	25,663
Gas Stored Underground	34,252	39,422
Materials and Supplies — at average cost	30,414	27,817
Other Current Assets	60,665	54,752
Deferred Income Taxes	137,200	40,323
	513,001	377,332
Other Assets
Recoverable Future Taxes	168,214	163,485
Unamortized Debt Expense	2,218	2,747
Other Regulatory Assets	278,227	224,436
Deferred Charges	15,129	14,212
Other Investments	92,990	86,788
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	24,459	36,512
Fair Value of Derivative Financial Instruments	270,363	72,606
Other	167	1,355
	857,243	607,617
Total Assets	$6,702,139	$6,728,040
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 84,594,383 Shares and 84,157,220 Shares, Respectively	$84,594	$84,157
Paid In Capital	744,274	716,144
Earnings Reinvested in the Business	1,103,200	1,614,361
Accumulated Other Comprehensive Income (Loss)	93,372	(3,979)
Total Comprehensive Shareholders’ Equity	2,025,440	2,410,683
Long-Term Debt, Net of Unamortized Discount and Debt Issuance Costs	2,084,009	1,637,443
Total Capitalization	4,109,449	4,048,126
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	85,600
Current Portion of Long-Term Debt	—	—
Accounts Payable	180,388	136,674
Amounts Payable to Customers	56,778	33,745
Dividends Payable	33,415	32,400
Interest Payable on Long-Term Debt	36,200	29,960
Customer Advances	16,236	19,005
Customer Security Deposits	16,490	15,761
Other Accruals and Current Liabilities	96,557	136,672
Fair Value of Derivative Financial Instruments	10,076	759
	446,140	490,576
Deferred Credits
Deferred Income Taxes	1,275,162	1,456,283
Taxes Refundable to Customers	89,448	91,736
Unamortized Investment Tax Credit	731	1,145
Cost of Removal Regulatory Liability	184,907	173,199
Other Regulatory Liabilities	108,617	81,152
Pension and Other Post-Retirement Liabilities	202,807	134,202
Asset Retirement Obligations	156,805	117,713
Other Deferred Credits	128,073	133,908
	2,146,550	2,189,338
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$6,702,139	$6,728,040
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2015	2014	2013
	(Thousands of dollars)
Operating Activities
Net Income (Loss) Available for Common Stock	$(379,427)	$299,413	$260,001
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	1,126,257	—	—
Depreciation, Depletion and Amortization	336,158	383,781	326,760
Deferred Income Taxes	(357,587)	142,415	167,887
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(9,064)	(4,641)	(675)
Stock-Based Compensation	3,208	11,763	12,446
Other	9,823	14,063	14,965
Change in:
Hedging Collateral Deposits	(8,390)	(1,640)	(730)
Receivables and Unbilled Revenue	51,638	(22,781)	(17,135)
Gas Stored Underground and Materials and Supplies	3,438	13,285	(3,016)
Unrecovered Purchased Gas Costs	—	12,408	(12,408)
Other Current Assets	3,150	(3,630)	(109)
Accounts Payable	34,687	15,149	8,303
Amounts Payable to Customers	23,033	20,917	(7,136)
Customer Advances	(2,769)	(2,954)	(2,096)
Customer Security Deposits	729	(422)	(1,759)
Other Accruals and Current Liabilities	(7,173)	6,872	666
Other Assets	2,696	18,513	(5,757)
Other Liabilities	23,173	6,879	(1,635)
Net Cash Provided by Operating Activities	853,580	909,390	738,572
Investing Activities
Capital Expenditures	(1,018,179)	(914,417)	(703,461)
Other	(6,611)	5,982	(2,522)
Net Cash Used in Investing Activities	(1,024,790)	(908,435)	(705,983)
Financing Activities
Change in Notes Payable to Banks and Commercial Paper	(85,600)	85,600	(171,000)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	9,064	4,641	675
Net Proceeds from Issuance of Long-Term Debt	444,635	—	495,415
Reduction of Long-Term Debt	—	—	(250,000)
Net Proceeds from Issuance of Common Stock	10,540	7,474	5,395
Dividends Paid on Common Stock	(130,719)	(126,642)	(122,710)
Net Cash Provided By (Used in) Financing Activities	247,920	(28,927)	(42,225)
Net Increase (Decrease) in Cash and Temporary Cash Investments	76,710	(27,972)	(9,636)
Cash and Temporary Cash Investments At Beginning of Year	36,886	64,858	74,494
Cash and Temporary Cash Investments At End of Year	$113,596	$36,886	$64,858
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$90,747	$91,927	$91,215
Income Taxes	$18,657	$40,944	$13,187
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$118,959	$136,628	$81,138

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
Reclassification
Due to the adoption of the authoritative guidance regarding the presentation of debt issuance costs, certain prior year amounts have been reclassified to conform with current year presentation. The Company reclassified debt issuance costs related to long-term debt previously shown as Unamortized Debt Expense as a direct deduction from the carrying value of Long-Term Debt on the Consolidated Balance Sheet.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For further discussion of capitalized costs, refer to Note M — Supplementary Information for Oil and Gas Producing Activities.
Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. The book value of the oil and gas properties exceeded the ceiling at September 30, 2015 as well as at June 30, 2015 and March 31, 2015. As such, the Company recognized pre-tax impairment charges of $1.1 billion for the year ended September 30, 2015. Deferred income tax benefits of $476.1 million related to the impairment charges were also recognized for the year ended September 30, 2015. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2015, 2014, and 2013, estimated future net cash flows were increased by $194.5 million, decreased by $33.6 million and increased by $71.6 million, respectively.
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

	As of September 30
	2015	2014
	(Thousands)
Exploration and Production	$4,556,096	$3,995,200
Pipeline and Storage	1,710,947	1,609,593
Gathering	307,274	239,507
Utility	1,888,489	1,833,104
Energy Marketing	3,494	3,366
All Other and Corporate	109,193	108,986
	$8,575,493	$7,789,756

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2015	2014	2013
Exploration and Production, per Mcfe(1)	$1.52	$1.85	$2.02
Pipeline and Storage	2.4%	2.4%	2.5%
Gathering	4.0%	3.3%	3.7%
Utility	2.6%	2.6%	2.6%
Energy Marketing	6.1%	5.8%	3.9%
All Other and Corporate	1.4%	0.9%	1.3%

(1)
Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note M — Supplementary Information for Oil and Gas Producing Activities, depletion of oil and gas producing properties amounted to $1.49, $1.82 and $1.98 per Mcfe of production in 2015, 2014 and 2013, respectively.

Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2015 and 2014 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2015, 2014 and 2013, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
Financial Instruments
Unrealized gains or losses from the Company’s investments in an equity mutual fund and the stock of an insurance company (securities available for sale) are recorded as a component of accumulated other comprehensive income (loss). Reference is made to Note G — Financial Instruments for further discussion.
The Company uses a variety of derivative financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil and to manage a portion of the risk of currency fluctuations associated with transportation costs denominated in Canadian currency. These instruments include price swap agreements and futures contracts. The Company accounts for these instruments as either cash flow hedges or fair value hedges. In both cases, the fair value of the instrument is recognized on the Consolidated Balance Sheets as either an asset or a liability labeled Fair Value of Derivative Financial Instruments. Reference is made to Note F — Fair Value Measurements for further discussion concerning the fair value of derivative financial instruments.
For effective cash flow hedges, the offset to the asset or liability that is recorded is a gain or loss recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss recorded in accumulated other comprehensive income (loss) remains there until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues, purchased gas expense or operation and maintenance expense on the Consolidated Statements of Income. Reference is made to Note G - Financial Instruments for further discussion concerning cash flow hedges.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) and changes for the year ended September 30, 2015, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2015
Balance at October 1, 2014	$43,659	$8,382	$(56,020)	$(3,979)
Other Comprehensive Gains and Losses Before Reclassifications	220,146	(2,039)	(19,616)	198,491
Amounts Reclassified From Other Comprehensive Income	(106,608)	(374)	5,842	(101,140)
Balance at September 30, 2015	$157,197	$5,969	$(69,794)	$93,372

Year Ended September 30, 2014
Balance at October 1, 2013	$30,722	$6,337	$(56,293)	$(19,234)
Other Comprehensive Gains and Losses Before Reclassifications	4,805	2,465	(5,560)	1,710
Amounts Reclassified From Other Comprehensive Loss	8,132	(420)	5,833	13,545
Balance at September 30, 2014	$43,659	$8,382	$(56,020)	$(3,979)

The amounts included in accumulated other comprehensive income (loss) related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service (cost) credit was ($1.5 million) and $0.2 million at September 30, 2015 and 2014, respectively. The total amount for accumulated losses was $68.3 million and $56.2 million at September 30, 2015 and 2014, respectively.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the year ended September 30, 2015 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) for the Year Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2015	2014
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$180,069	($14,880)	Operating Revenues
Commodity Contracts	4,884	(2,767)	Purchased Gas
Gains (Losses) on Securities Available for Sale	591	662	Other Income
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Credit	109	131	(1)
Net Actuarial Loss	(9,326)	(9,334)	(1)
	176,327	(26,188)	Total Before Income Tax
	(75,187)	12,643	Income Tax Expense
	$101,140	($13,545)	Net of Tax

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note H — Retirement Plan and Other Post-Retirement Benefits for additional details.

Gas Stored Underground — Current
In the Utility segment, gas stored underground — current in the amount of $26.8 million is carried at lower of cost or market, on a LIFO method. Based upon the average price of spot market gas purchased in September 2015, including transportation costs, the current cost of replacing this inventory of gas stored underground — current exceeded the amount stated on a LIFO basis by approximately $13.8 million at September 30, 2015. All other gas stored underground — current, which is in the Energy Marketing segment, is carried at an average cost method, subject to lower of cost or market adjustments.
Unamortized Debt Expense
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2015, the remaining weighted average amortization period for such costs was approximately 4 years.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment tax credit, prior to its repeal in 1986, was deferred and is being amortized over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction.
The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes interest relating to uncertain tax positions in Other Interest Expense and penalties in Other Income.
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
Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2015	2014
	(Thousands)
Prepayments	$10,743	$10,079
Prepaid Property and Other Taxes	13,709	13,743
Federal Income Taxes Receivable	—	8,211
Fair Values of Firm Commitments	15,775	—
Regulatory Assets	20,438	22,719
	$60,665	$54,752
Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2015	2014
	(Thousands)
Accrued Capital Expenditures	$53,652	$80,348
Regulatory Liabilities	5,346	18,072
Federal Income Taxes Payable	5,686	—
State Income Taxes Payable	1,170	5,798
Other	30,703	32,454
	$96,557	$136,672
Customer Advances
The Company’s Utility and Energy Marketing segments have balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

usage. At September 30, 2015 and 2014, customers in the balanced billing programs had advanced excess funds of $16.2 million and $19.0 million, respectively.
Customer Security Deposits
The Company, in its Utility, Pipeline and Storage, and Energy Marketing segments, often times requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2015 and 2014, the Company had received customer security deposits amounting to $16.5 million and $15.8 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the only potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares. As the Company recognized a net loss in 2015, the aforementioned securities, amounting to 709,063 securities, were not recognized in the diluted earnings per share calculation for 2015. For 2014 and 2013, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. For 2014 and 2013, 1,007 securities and 181,418 securities were excluded as being antidilutive, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In April 2015, the FASB issued authoritative guidance regarding the presentation of debt issuance costs. The authoritative guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The Company early adopted this guidance at September 30, 2015 on a retrospective basis.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In addition to the asset retirement obligation recorded in the Exploration and Production segment, the Company has recorded future asset retirement obligations associated with the plugging and abandonment of natural gas storage wells in the Pipeline and Storage segment and the removal of asbestos and asbestos-containing material in various facilities in the Utility and Pipeline and Storage segments. The Company has also recorded asset retirement obligations for certain costs connected with the retirement of the distribution mains and services components of the pipeline system in the Utility segment, with the transmission mains and other components in the pipeline system in the Pipeline and Storage segment and with gathering lines and other components in the Gathering segment. These retirement costs within the distribution, transmission and gathering systems are primarily for the capping and purging of pipe, which are generally abandoned in place when retired, as well as for the clean-up of PCB contamination associated with the removal of certain pipe.
A reconciliation of the Company’s asset retirement obligations are shown below:

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Balance at Beginning of Year	$117,713	$119,511	$119,246
Liabilities Incurred and Revisions of Estimates	38,150	(2,496)	(4,796)
Liabilities Settled	(6,825)	(6,955)	(1,744)
Accretion Expense	7,767	7,653	6,805
Balance at End of Year	$156,805	$117,713	$119,511

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note C — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2015	2014
	(Thousands)
Regulatory Assets(1):
Pension Costs(2) (Note H)	$202,781	$164,804
Post-Retirement Benefit Costs(2) (Note H)	34,217	17,128
Recoverable Future Taxes (Note D)	168,214	163,485
Environmental Site Remediation Costs(2) (Note I)	24,606	25,645
NYPSC Assessment(3)	13,916	12,730
Asset Retirement Obligations(2) (Note B)	12,250	12,006
Unamortized Debt Expense (Note A)	2,218	2,747
Other(4)	10,895	14,842
Total Regulatory Assets	469,097	413,387
Less: Amounts Included in Other Current Assets	(20,438)	(22,719)
Total Long-Term Regulatory Assets	$448,659	$390,668

	At September 30
	2015	2014
	(Thousands)
Regulatory Liabilities:
Cost of Removal Regulatory Liability	$184,907	$173,199
Taxes Refundable to Customers (Note D)	89,448	91,736
Post-Retirement Benefit Costs (Note H)	60,013	53,650
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	56,778	33,745
Off-System Sales and Capacity Release Credits(5)	21,027	12,805
Other(6)	32,923	32,769
Total Regulatory Liabilities	445,096	397,904
Less: Amounts included in Current and Accrued Liabilities	(62,124)	(51,817)
Total Long-Term Regulatory Liabilities	$382,972	$346,087

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

(3)
Amounts are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2015 and September 30, 2014 since such amounts are expected to be recovered from ratepayers in the next 12 months.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)
$6,522 and $9,989 are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $4,373 and $4,853 are included in Other Regulatory Assets on the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively.

(5)
The September 30, 2015 amount is included in Other Regulatory Liabilities on the Consolidated Balance Sheet at September 30, 2015. The September 30, 2014 amount is included in Other Accruals and Current Liabilities on the Consolidated Balance Sheet at September 30, 2014 since such amount is expected to be passed back to ratepayers in the next 12 months.

(6)
$5,346 and $5,267 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $27,577 and $27,502 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively.

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
NYPSC Rate Proceeding

Following negotiations and other proceedings, on December 6, 2013, Distribution Corporation filed an agreement, also executed by the Department of Public Service and intervenors, extending existing rates through, at a minimum, September 30, 2015. Although customer rates were not changed, the parties agreed that the allowed rate of return on equity would be set, for ratemaking purposes, at 9.1%.  Following conventional practice in New York, the agreement authorizes an “earnings sharing mechanism” (“ESM”).  The ESM distributes earnings above the allowed rate of return as follows: from 9.5% to 10.5%, 50% would be allocated to shareholders, and 50% will be deferred for the benefit of customers; above 10.5%, 20% would be allocated to shareholders and 80% will be deferred for the benefit of customers.  The agreement further authorizes, and rates reflect, an increase in Distribution Corporation’s pipeline replacement spending by $8.2 million per year of the agreement.  The agreement contains other terms and conditions of service that are customary for settlement agreements recently approved by the NYPSC.  A $7.5 million refund provision was passed back to ratepayers during 2014 after the NYPSC approved the settlement

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agreement without modification in an order issued on May 8, 2014. All significant terms of the agreement, including existing rates, continue in effect beyond September 30, 2015 until modified by the NYPSC. The agreement also states that nothing in the agreement precludes the parties from meeting to discuss extending the agreement on mutually acceptable terms, and presenting such extension to the NYPSC for approval. On May 22, 2015, Distribution Corporation filed with the NYPSC a Notice of Impending Settlement Discussions stating that settlement discussions would be scheduled in the near future, and that such discussions might include, among other things, the possible extension of the agreement on mutually acceptable terms. Distribution Corporation is currently involved in such settlement discussions.
FERC Rate Proceeding
On September 29, 2015, Supply Corporation filed a rate case settlement at the FERC that would, upon approval, extend the Company’s current FERC-approved rate case settlement with a required rate case filing at the latest by December 31, 2019 and prohibit any party from seeking to initiate a rate case proceeding before September 30, 2017. Prior to this settlement, Supply Corporation had been otherwise required by its current rate settlement to make a general rate filing no later than January 1, 2016. The settlement extension provides for, among other things, the following: Supply Corporation will reduce its maximum reservation, capacity, demand and deliverability rates by 2% on November 1, 2015 and by an additional 2% on November 1, 2016. Supply Corporation will also adopt a mechanism that allows it to recover, as a surcharge, certain pipeline safety and greenhouse gas costs it may incur as a result of new rules and regulations. FERC approved the settlement extension on November 13, 2015.
Off-System Sales and Capacity Release Credits
The Company, in its Utility segment, has entered into off-system sales and capacity release transactions. Most of the margins on such transactions are returned to the customer with only a small percentage being retained by the Company. The amount owed to the customer has been deferred as a regulatory liability.

Note D — Income Taxes
The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Current Income Taxes —
Federal	$25,064	$34,579	$(632)
State	13,387	12,620	5,503
Deferred Income Taxes —
Federal	(244,336)	116,143	130,318
State	(113,251)	26,272	37,569
	(319,136)	189,614	172,758
Deferred Investment Tax Credit	(414)	(434)	(426)
Total Income Taxes	$(319,550)	$189,180	$172,332
Presented as Follows:
Other Income	$(414)	$(434)	$(426)
Income Tax Expense (Benefit)	(319,136)	189,614	172,758
Total Income Taxes	$(319,550)	$189,180	$172,332

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income (loss) before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2015	2014	2013
	(Thousands)
U.S. Income (Loss) Before Income Taxes	$(698,977)	$488,593	$432,333
Income Tax Expense (Benefit), Computed at U.S. Federal Statutory Rate of 35%	$(244,642)	$171,008	$151,317
State Income Taxes (Benefit)	(64,912)	25,280	27,997
Miscellaneous	(9,996)	(7,108)	(6,982)
Total Income Taxes	$(319,550)	$189,180	$172,332

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2015	2014
	(Thousands)
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,291,718	$1,614,515
Pension and Other Post-Retirement Benefit Costs	141,032	113,248
Unrealized Hedging Gains	118,522	37,051
Other	51,230	50,884
Total Deferred Tax Liabilities	1,602,502	1,815,698
Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(168,451)	(124,452)
Tax Loss and Credit Carryforwards	(185,681)	(171,423)
Other	(110,408)	(103,863)
Total Deferred Tax Assets	(464,540)	(399,738)
Total Net Deferred Income Taxes	$1,137,962	$1,415,960
Presented as Follows:
Deferred Tax Liability/(Asset) — Current	$(137,200)	$(40,323)
Deferred Tax Liability — Non-Current	1,275,162	1,456,283
Total Net Deferred Income Taxes	$1,137,962	$1,415,960
As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Tax benefits of $9.1 million, $4.6 million and $0.7 million relating to the excess stock-based compensation deductions were recorded in Paid in Capital during the years ended September 30, 2015, September 30, 2014 and September 30, 2013, respectively. Cumulative tax benefits of $32.8 million and $34.2 million remain as of September 30, 2015 and September 30, 2014, respectively, and will be recorded in Paid in Capital in future years when such tax benefits are realized.
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $89.4 million and $91.7 million at September 30, 2015 and 2014, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prior ratemaking practices, amounted to $168.2 million and $163.5 million at September 30, 2015 and 2014, respectively. Included in the above are regulatory liabilities and assets relating to the tax accounting method change noted below. The amounts are as follows: regulatory liabilities of $52.6 million as of September 30, 2015 and 2014 and regulatory assets of $88.7 million and $85.3 million as of September 30, 2015 and 2014, respectively.
The following is a reconciliation of the change in unrecognized tax benefits:

	Year Ended September 30
	2015	2014	2013
	(Thousands)
Balance at Beginning of Year	$3,147	$2,001	$11,170
Additions for Tax Positions Related to Current Year	—	—	700
Additions for Tax Positions of Prior Years	2,504	2,447	164
Reductions for Tax Positions of Prior Years	(566)	(1,301)	(10,033)
Balance at End of Year	$5,085	$3,147	$2,001

As a result of certain examinations in progress (discussed below), the Company anticipates the balance of unrecognized tax benefits could be reduced during the next 12 months. As of September 30, 2015, the entire balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.
The IRS is currently conducting examinations of the Company for fiscal 2015 and fiscal 2014 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. The federal statute of limitations remains open for fiscal 2009 and later years. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. While local IRS examiners issued no-change reports for fiscal 2009 through 2013, the IRS has reserved the right to re-examine these years, pending the anticipated issuance of IRS guidance addressing the issue for natural gas utilities.
The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.
As of September 30, 2015, the Company has a federal net operating loss (NOL) carryover of $343 million, which expires in varying amounts between 2023 and 2033, and a minimum tax credit carryforward of $54 million, that has no expiration date. Approximately $7.3 million of the NOL carryforward is subject to certain annual limitations, and $87 million is attributable to excess tax deductions related to stock-based compensation as discussed above. In addition, the Company has state NOL carryovers in Pennsylvania, California and New York of $333 million, $207 million and $96 million, respectively, which begin to expire in varying amounts between 2025 and 2035.
During fiscal 2014, legislation was enacted reducing the corporate tax rate in New York from 7.1% to 6.5%, effective for tax years beginning after January 1, 2016. As a result, a deferred tax benefit of approximately $2.8 million was recorded in the accompanying financial statements.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note E — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2012	83,330	$83,330	$669,501	$1,306,284		$(99,020)
Net Income Available for Common Stock				260,001
Dividends Declared on Common Stock ($1.48 Per Share)				(123,668)
Other Comprehensive Income, Net of Tax						79,786
Share-Based Payment Expense(2)			11,537
Common Stock Issued Under Stock and Benefit Plans(1)	332	332	6,646
Balance at September 30, 2013	83,662	83,662	687,684	1,442,617		(19,234)
Net Income Available for Common Stock				299,413
Dividends Declared on Common Stock ($1.52 Per Share)				(127,669)
Other Comprehensive Income, Net of Tax						15,255
Share-Based Payment Expense(2)			10,654
Common Stock Issued Under Stock and Benefit Plans(1)	495	495	17,806
Balance at September 30, 2014	84,157	84,157	716,144	1,614,361		(3,979)
Net Income (Loss) Available for Common Stock				(379,427)
Dividends Declared on Common Stock ($1.56 Per Share)				(131,734)
Other Comprehensive Income, Net of Tax						97,351
Share-Based Payment Expense(2)			2,207
Common Stock Issued Under Stock and Benefit Plans(1)	437	437	25,923
Balance at September 30, 2015	84,594	$84,594	$744,274	$1,103,200	(3)	$93,372

(1)	Paid in Capital includes tax benefits of $9.1 million, $4.6 million and $0.7 million for September 30, 2015, 2014 and 2013, respectively, related to stock-based compensation.

(2)
Paid in Capital includes compensation costs associated with stock option, SARs, performance share and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

(3)
The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2015, $959.0 million of accumulated earnings was free of such limitations.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent agent. During 2015, the Company issued 124,214 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 92,887 original issue shares of common stock for the Company's 401(k) plans.
During 2015, the Company issued 206,523 original issue shares of common stock as a result of stock option and SARs exercises and 48,490 original issue shares of common stock for restricted stock units that vested. Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During 2015, 50,467 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 15,516 original issue shares of common stock during 2015.
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
The Rights become exercisable upon the occurrence of a Distribution Date as described below, but after a Distribution Date, Rights that are owned by an Acquiring Person will be null and void. At any time following a Distribution Date, each holder of a Right may exercise its right to receive, upon payment of an amount calculated under the Rights Agreement, common stock of the Company (or, under certain circumstances, other securities or assets of the Company) having a value equal to two times the amount paid to exercise the Right. However, the Rights are subject to redemption or exchange by the Company prior to their exercise as described below.
A Distribution Date would occur upon the earlier of (i) ten days after the public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of the Company’s common stock or other voting stock (including Synthetic Long Positions as defined in the Plan) having 10% or more of the total voting power of the Company’s common stock and other voting stock or (ii) ten days after the commencement or announcement by a person or group of an intention to make a tender or exchange offer that would result in that

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

person acquiring, or obtaining the right to acquire, beneficial ownership of the Company’s common stock or other voting stock having 10% or more of the total voting power of the Company’s common stock and other voting stock.
In certain situations after a person or group has acquired beneficial ownership of 10% or more of the total voting power of the Company’s stock as described above, each holder of a Right will have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the amount paid to exercise the Right. These situations would arise if the Company is acquired in a merger or other business combination or if 50% or more of the Company’s assets or earning power is sold or transferred.
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
Stock-based compensation expense for the years ended September 30, 2015, 2014 and 2013 was approximately $2.1 million, $10.5 million, and $11.5 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2015, 2014 and 2013 was approximately $0.9 million, $4.3 million and $4.6 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million, $0.1 million and less than $0.1 million was capitalized under these rules during the years ended September 30, 2015, 2014 and 2013, respectively.
The Company realized excess tax benefits related to stock-based compensation of $7.7 million, $3.1 million, and $3.6 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. These amounts are recorded in Paid in Capital when they meet the realization requirements of the authoritative guidance on stock-based compensation.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
Transactions involving option shares for all plans are summarized as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at September 30, 2014	482,000	$36.71
Granted in 2015	—	$—
Exercised in 2015	(175,500)	$34.94
Forfeited in 2015	—	$—
Outstanding at September 30, 2015	306,500	$37.73	0.94	$3,754
Option shares exercisable at September 30, 2015	306,500	$37.73	0.94	$3,754
Option shares available for future grant at September 30, 2015(1)	3,184,675

(1)	Includes shares available for SARs, restricted stock and performance share grants.

The total intrinsic value of stock options exercised during the years ended September 30, 2015, 2014 and 2013 totaled approximately $5.1 million, $13.7 million, and $11.6 million, respectively. For 2015, 2014 and 2013, the amount of cash received by the Company from the exercise of such stock options was approximately $5.6 million, $7.4 million, and $2.6 million, respectively. The Company last granted stock options in fiscal 2007 and all outstanding stock options have been fully vested since fiscal 2010.
SARs
Transactions involving SARs for all plans are summarized as follows:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at September 30, 2014	1,793,482	$48.11
Granted in 2015	—	$—
Exercised in 2015	(60,698)	$31.29
Forfeited in 2015	—	$—
Outstanding at September 30, 2015	1,732,784	$48.70	4.98	$2,224
SARs exercisable at September 30, 2015	1,614,702	$48.36	4.82	$2,621

The Company did not grant any SARs during the year ended September 30, 2014. The Company granted 412,970 SARs during the year ended September 30, 2013 with a weighted average grant date fair value of $10.66 per share. The SARs granted in 2013 may be settled in cash, in shares of common stock of the Company, or in a combination of cash and shares of common stock of the Company, as determined by the Company. The Company’s SARs include both performance based and non-performance based SARs, but the performance conditions associated with the performance based SARs at the time of grant have all been subsequently met. The SARs are

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for SARs is the same as the accounting for stock options. The SARs granted during the year ended September 30, 2013 vest and become exercisable annually in one-third increments. The weighted average grant date fair value of the SARs granted during the year ended September 30, 2013 was estimated on the date of grant using the same accounting treatment that is applied for stock options.
The total intrinsic value of SARs exercised during the years ended September 30, 2015, 2014 and 2013 totaled approximately $2.0 million, $8.4 million, and $0.8 million, respectively. For the years ended September 30, 2015, 2014 and 2013, 157,386 SARs, 323,188 SARs and 287,168 SARs, respectively, became fully vested. The total fair value of the SARs that became vested during each of the years ended September 30, 2015, 2014 and 2013 was approximately $1.7 million, $3.8 million and $3.6 million, respectively. As of September 30, 2015, unrecognized compensation expense related to SARs totaled approximately $0.1 million, which will be recognized over a weighted average period of 6 months.

The fair value of SARs at the date of grant was estimated using the Black-Scholes-Merton closed form model. The risk-free interest rate is based on the yield of a Treasury Note with a remaining term commensurate with the expected term of the SARs. The expected life is based on historical experience and the expected volatility is based on historical daily stock price returns. For SARs grants during the year ended September 30, 2013, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following weighted average assumptions were used in estimating the fair value of SARs at the date of grant:

	Year Ended September 30
	2015	2014	2013
Risk-Free Interest Rate	N/A	N/A	1.55%
Expected Life (Years)	N/A	N/A	8.25
Expected Volatility	N/A	N/A	25.61%
Expected Dividend Yield (Quarterly)	N/A	N/A	0.69%

Restricted Share Awards
Transactions involving restricted share awards for all plans are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Outstanding at September 30, 2014	89,518	$49.05
Granted in 2015	—	$—
Vested in 2015	(29,518)	$52.14
Forfeited in 2015	—	$—
Outstanding at September 30, 2015	60,000	$47.53
The Company did not grant any restricted share awards (non-vested stock as defined by the current accounting literature) during the years ended September 30, 2014 and 2013. As of September 30, 2015, unrecognized compensation expense related to restricted share awards totaled approximately $0.9 million, which will be recognized over a weighted average period of 2.4 years.
Vesting restrictions for the outstanding shares of non-vested restricted stock at September 30, 2015 will lapse as follows: 2016 — 5,000 shares; 2018 — 35,000 shares; and 2021 — 20,000 shares.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
Transactions involving non-performance based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2014	204,519	$56.36
Granted in 2015	88,899	$64.04
Vested in 2015	(48,490)	$57.17
Forfeited in 2015	(7,980)	$57.38
Outstanding at September 30, 2015	236,948	$59.04
The Company also granted 82,151 and 44,200 non-performance based restricted stock units during the years ended September 30, 2014 and 2013, respectively. The weighted average fair value of such non-performance based restricted stock units granted in 2014 and 2013 was $65.24 per share and $51.11 per share, respectively. As of September 30, 2015, unrecognized compensation expense related to non-performance based restricted stock units totaled approximately $5.7 million, which will be recognized over a weighted average period of 1.6 years.
Vesting restrictions for the non-performance based restricted stock units outstanding at September 30, 2015 will lapse as follows: 2016 — 77,837 units; 2017 — 76,156 units; 2018 — 50,600 units; 2019 — 21,245 units; and 2020 - 11,110 units.
Transactions involving performance based restricted stock units for all plans are summarized as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2014	233,876	$49.61
Granted in 2015	—	$—
Vested in 2015	—	$—
Forfeited in 2015	(389)	$48.49
Outstanding at September 30, 2015	233,487	$49.61

The Company granted 255,604 performance based restricted stock units during the year ended September 30, 2013 with a weighted average grant date fair value of $49.51 per share. The Company did not grant any performance based restricted stock units during the year ended September 30, 2014. The performance based restricted stock units granted during the year ended September 30, 2013 must meet a performance condition over the performance cycle of October 1, 2012 to September 30, 2015. The performance condition over the performance cycle, generally stated, is the Company’s total return on capital as compared to the same metric for companies in the Natural Gas Distribution and Integrated Natural Gas Companies group as calculated and reported in the Monthly Utility Reports of AUS, Inc., a leading industry consultant. The number of performance based restricted stock units that will vest will depend upon the Company’s performance relative to the report group and not upon the absolute level of return achieved by the Company. Based on the significant loss that the Company experienced during 2015, management believes that the performance conditions associated with the outstanding performance based restricted stock units will not be met. Accordingly, the cumulative stock-based compensation expense of approximately $8.0 million associated with these restricted stock units was reversed during 2015, and there is no unrecognized compensation expense related to such performance based restricted stock units at September 30, 2015. These restricted stock units are not expected to vest in 2016, which is when the vesting restrictions are scheduled to lapse.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Shares
Transactions involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2014	98,466	$67.16
Granted in 2015	107,044	$65.26
Vested in 2015	—	$—
Forfeited in 2015	(768)	$67.16
Outstanding at September 30, 2015	204,742	$66.17

The Company granted 116,090 performance shares during the year ended September 30, 2014 with a weighted average grant date fair value of $67.16 per share. The Company did not grant any performance shares during the year ended September 30, 2013. As of September 30, 2015, unrecognized compensation expense related to performance shares totaled approximately $7.0 million, which will be recognized over a weighted average period of 1.3 years. Vesting restrictions for the outstanding performance shares at September 30, 2015 will lapse as follows: 2017 - 97,698 shares; and 2018 - 107,044 shares.
Half of the performance shares granted during the year ended September 30, 2015 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2014 to September 30, 2017. In addition, half of the performance shares granted during the year ended September 30, 2014 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goals over their respective performance cycles for these performance shares granted during 2015 and 2014 is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.
The other half of the performance shares granted during the year ended September 30, 2015 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2014 to September 30, 2017.  In addition, the other half of the performance shares granted during the year ended September 30, 2014 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goals over their respective performance cycles for these total shareholder return performance shares ("TSR performance shares") granted during 2015 and 2014 is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following assumptions were used in estimating the fair value of the TSR performance shares at the date of grant:

	Year Ended September 30
	2015	2014	2013
Risk-Free Interest Rate	1.01%	0.62%	N/A
Remaining Term at Date of Grant (Years)	2.78	2.78	N/A
Expected Volatility	20.1%	28.3%	N/A
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A

Redeemable Preferred Stock
As of September 30, 2015, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.
Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2015	2014
	(Thousands)
Medium-Term Notes(1):
7.4% due March 2023 to June 2025	$99,000	$99,000
Notes(1)(3):
3.75% to 8.75% due April 2018 to July 2025	2,000,000	1,550,000
Total Long-Term Debt	2,099,000	1,649,000
Less Unamortized Discount and Debt Issuance Costs	14,991	11,557
Less Current Portion(2)	—	—
	$2,084,009	$1,637,443

(1)	The Medium-Term Notes and Notes are unsecured.

(2)	None of the Company’s long-term debt at September 30, 2015 and 2014 will mature within the following twelve-month period.

(3)
The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.

On June 25, 2015, the Company issued $450.0 million of 5.20% notes due July 15, 2025. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $444.6 million. The proceeds of this debt issuance were used for general corporate purposes, including the reduction of short-term debt.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2015, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: zero in 2016 and 2017, $300.0 million in 2018, $250.0 million in 2019, zero in 2020 and $1,549.0 million thereafter.
Short-Term Borrowings
The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. On December 5, 2014, the Company entered into an Amended and Restated Credit Agreement with a syndicate of 14 banks. The agreement replaced the Company's previous $750.0 million syndicated committed credit facility with a substantially similar facility totaling $750.0 million. On September 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of the same 14 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019, plus a $500.0 million 364-day unsecured committed revolving credit facility through September 29, 2016. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $500.0 million. At September 30, 2015, the commercial paper program was backed by the Credit Agreement.
The Company did not have any outstanding commercial paper at September 30, 2015. At September 30, 2014, the Company had outstanding commercial paper of $85.6 million with a weighted average interest rate on the commercial paper of 0.31%. The Company did not have any short-term notes payable to banks at September 30, 2015 and 2014.
Debt Restrictions
The Credit Agreement provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter through December 5, 2019. At September 30, 2015, the Company’s debt to capitalization ratio (as calculated under the facility) was .51. The constraints specified in the Credit Agreement would have permitted an additional $1.67 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
If a downgrade in any of the Company’s credit ratings were to occur, access to the commercial paper markets might not be possible. However, the Company expects that it could borrow under its credit facilities or rely upon other liquidity sources, including cash provided by operations.
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2015, the Company had no debt outstanding under the Credit Agreement.
Under the Company’s existing indenture covenants, at September 30, 2015, the Company is precluded from issuing additional long-term unsecured indebtedness during fiscal 2016 as a result of impairments of its oil and gas properties recognized during the year ended September 30, 2015. The 1974 indenture would not preclude the Company from issuing new indebtedness to replace maturing debt. If the Company experiences additional significant impairments of its oil and gas properties in the first or subsequent quarters of fiscal 2016, the Company,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

under its 1974 indenture, expects to continue to be precluded from issuing incremental long-term debt into the first or subsequent quarters of fiscal 2017. However, the Company expects that it could borrow under its credit facilities. The Company's present liquidity position is believed to be adequate to satisfy known demands.
The Company’s 1974 indenture pursuant to which $99.0 million (or 4.7%) of the Company’s long-term debt (as of September 30, 2015) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2015 and 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of September 30, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$92,196	$—	$—	$—	$92,196
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	6,373	—	—	(6,373)	—
Over the Counter Swaps — Gas and Oil	—	272,335	1,791	(808)	273,318
Foreign Currency Contracts	—	—	—	(2,955)	(2,955)
Other Investments:
Balanced Equity Mutual Fund	34,884	—	—	—	34,884
Fixed Income Mutual Funds	8,004	—	—	—	8,004
Common Stock — Financial Services Industry	4,318	—	—	—	4,318
Other Common Stock	450	—	—	—	450
Hedging Collateral Deposits	11,124	—	—	—	11,124
Total	$157,349	$272,335	$1,791	$(10,136)	$421,339
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$15,276	$—	$—	$(6,373)	$8,903
Over the Counter Swaps — Gas and Oil	—	1,981	—	(808)	1,173
Foreign Currency Contracts	—	2,955	—	(2,955)	—
Total	$15,276	$4,936	$—	$(10,136)	$10,076
Total Net Assets/(Liabilities)	$142,073	$267,399	$1,791	$—	$411,263

	At Fair Value as of September 30, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$23,794	$—	$—	$—	$23,794
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	2,725	—	—	(1,987)	738
Over the Counter Swaps — Gas and Oil	—	75,951	1,368	(5,451)	71,868
Other Investments:
Balanced Equity Mutual Fund	35,331	—	—	—	35,331
Common Stock — Financial Services Industry	6,629	—	—	—	6,629
Other Common Stock	455	—	—	—	455
Hedging Collateral Deposits	2,734	—	—	—	2,734
Total	$71,668	$75,951	$1,368	$(7,438)	$141,549
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$2,674	$—	$—	$(1,987)	$687
Over the Counter Swaps — Gas and Oil	—	5,523	—	(5,451)	72
Total	$2,674	$5,523	$—	$(7,438)	$759
Total Net Assets/(Liabilities)	$68,994	$70,428	$1,368	$—	$140,790

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments
At September 30, 2015 and 2014, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $11.1 million (at September 30, 2015) and $2.7 million (at September 30, 2014), which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at September 30, 2015 and 2014 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, the majority of the crude oil price swap agreements used in the Company’s Exploration and Production segment and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates. The derivative financial instruments reported in Level 3 consist of a portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment at September 30, 2015 and 2014. The fair value of the Level 3 crude oil price swap agreements is based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume).
The significant unobservable input used in the fair value measurement of a portion of the Company’s over-the-counter crude oil swaps is the basis differential between Midway Sunset oil and NYMEX contracts. Significant changes in the assumed basis differential could result in a significant change in the value of the derivative financial instruments. At September 30, 2015, it was assumed that Midway Sunset oil was 91.8% of NYMEX. This is based on a historical twelve month average of Midway Sunset oil sales verses NYMEX settlements. During this twelve-month period, the price of Midway Sunset oil ranged from 87.8% to 94.6% of NYMEX. If the price of Midway Sunset oil relative to NYMEX used in the fair value measurement calculation had been 10 percentage points higher, the fair value of the Level 3 crude oil price swap agreements asset would have been approximately $0.2 million lower at September 30, 2015. If the price of Midway Sunset oil relative to NYMEX used in the fair value measurement had been 10 percentage points lower, the fair value measurement of the Level 3 crude oil price swap agreements asset would have been approximately $0.2 million higher at September 30, 2015. These calculated amounts are based solely on basis differential changes and do not take into account any other changes to the fair value measurement calculation.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2015, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the years ended September 30, 2015 and September 30, 2014, respectively. For the years ended September 30, 2015 and September 30, 2014, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the periods presented in the tables below. All settlements of the derivative financial instruments are reflected in the Gains/

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Losses Realized and Included in Earnings column of the tables below (amounts in parentheses indicate credits in the derivative asset/liability accounts).
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
	October 1, 2014	(Gains)/Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/(Out) of Level 3	September 30, 2015
	(Dollars in thousands)
Derivative Financial Instruments(2)	$1,368	$(12,738)	(1)	$13,161	$—	$1,791

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2015.

(2)	Derivative Financial Instruments are shown on a net basis.

		Total Gains/Losses
	October 1, 2013	(Gains)/Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/(Out) of Level 3	September 30, 2014
	(Dollars in thousands)
Derivative Financial Instruments(2)	$(5,190)	$2,217	(1)	$4,341	$—	$1,368

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2014.

(2)	Derivative Financial Instruments are shown on a net basis.
Note G — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2015 Carrying Amount	2015 Fair Value	2014 Carrying Amount	2014 Fair Value
	(Thousands)
Long-Term Debt	$2,084,009	$2,129,558	$1,637,443	$1,775,715
The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay. Carrying amounts for other financial instruments recorded on the Company’s Consolidated Balance Sheets approximate fair value. The fair value of long-term debt was calculated using observable inputs (U.S.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity and fixed income securities. The values of the insurance contracts amounted to $45.3 million and $44.4 million at September 30, 2015 and 2014, respectively. The fair value of the equity mutual fund was $34.9 million and $35.3 million at September 30, 2015 and 2014, respectively. The gross unrealized gain on this equity mutual fund was $6.5 million at September 30, 2015 and $8.4 million at September 30, 2014. The fair value of the fixed income mutual fund was $8.0 million at September 30, 2015. The fair value of the stock of an insurance company was $4.3 million and $6.6 million at September 30, 2015 and 2014, respectively. The gross unrealized gain on this stock was $2.6 million and $4.5 million at September 30, 2015 and 2014, respectively. The insurance contracts and marketable equity and fixed income securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.
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
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2015 and September 30, 2014. Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency contracts.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Gains and losses on

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
As of September 30, 2015, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	180.5	Bcf (short positions)
Natural Gas	2.8	Bcf (long positions)
Crude Oil	2,196,000	Bbls (short positions)

As of September 30, 2015, the Company was hedging a total of $58.0 million of forecasted transportation costs denominated in Canadian dollars with swaps on forward currency rates (long positions). Settlements will begin in fiscal 2016.
As of September 30, 2015, the Company had $272.2 million ($157.2 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $168.1 million ($97.1 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.
Refer to Note A, under Accumulated Other Comprehensive Income (Loss), for the after-tax gain (loss) pertaining to derivative financial instruments.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2015 and 2014 (Dollar Amounts in Thousands)
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
Amount of
Derivative Gain or
(Loss) Reclassified
from Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet into
the Consolidated
Statement of Income
(Effective Portion)
for the Year Ended
September 30,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Year Ended September 30,
	2015	2014		2015	2014		2015	2014
Commodity Contracts	$377,957	$9,763	Operating Revenue	$180,069	$(14,880)	Operating Revenue	$3,563	$624
Commodity Contracts	$6,016	$(4,429)	Purchased Gas	$4,884	$(2,767)	Not Applicable	$—	$—
Foreign Currency Contracts	$(2,955)	$—	Not Applicable	$—	$—	Not Applicable	$—	$—
Total	$381,018	$5,334		$184,953	$(17,647)		$3,563	$624
Fair Value Hedges
The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of September 30, 2015, the Company’s Energy Marketing segment had fair value hedges covering approximately 17.9 Bcf of mostly fixed price sales commitments. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2015	Amount of Gain or (Loss) on Hedged Item Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2015
		(In thousands)
Commodity Contracts	Operating Revenues	$(13,944)	$13,944
Commodity Contracts	Purchased Gas	(18)	18
		$(13,962)	$13,962
Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions with sixteen counterparties of which fifteen are in a net gain position. On average, the Company had $18.0 million of credit exposure per counterparty in a gain position at September 30, 2015. The maximum credit exposure per counterparty in a gain position at September 30, 2015 was $50.5 million. The Company’s gain position on such derivative financial instruments for certain counterparties exceeded the established thresholds at which the counterparties would be required to post collateral. At September 30, 2015, collateral deposits of $29.7 million were posted. These collateral deposits are recorded as a component of Accounts Payable on the Consolidated Balance Sheet.
As of September 30, 2015, thirteen of the sixteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required. At September 30, 2015, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $174.6 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). For its over-the-counter swap agreements, no hedging collateral deposits were required to be posted by the Company at September 30, 2015.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For its exchange traded futures contracts, the Company was required to post $11.1 million in hedging collateral deposits as of September 30, 2015. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.
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
Note H — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $2.3 million, $1.9 million and $1.2 million for the years ended September 30, 2015, 2014 and 2013, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $5.8 million, $5.2 million, and $4.4 million for the years ended September 30, 2015, 2014 and 2013, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2015, 2014 and 2013.

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2015	2014	2013	2015	2014	2013
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$999,499	$946,305	$1,070,744	$465,583	$460,634	$561,263
Service Cost	12,047	11,987	15,846	2,693	2,939	4,705
Interest Cost	41,217	43,574	36,498	19,285	21,308	19,212
Plan Participants’ Contributions	—	—	—	2,242	2,265	2,141
Retiree Drug Subsidy Receipts	—	—	—	1,338	1,419	1,526
Amendments(1)	7,752	—	—	—	—	—
Actuarial (Gain) Loss	23,426	53,887	(121,631)	(1,575)	1,087	(104,455)
Benefits Paid	(57,751)	(56,254)	(55,152)	(24,579)	(24,069)	(23,758)
Benefit Obligation at End of Period	$1,026,190	$999,499	$946,305	$464,987	$465,583	$460,634
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$869,791	$799,307	$701,676	$497,601	$472,392	$414,134
Actual Return on Plan Assets	(13,370)	93,238	98,783	534	44,898	61,715
Employer Contributions	36,200	33,500	54,000	2,161	2,115	18,160
Plan Participants’ Contributions	—	—	—	2,242	2,265	2,141
Benefits Paid	(57,751)	(56,254)	(55,152)	(24,579)	(24,069)	(23,758)
Fair Value of Assets at End of Period	$834,870	$869,791	$799,307	$477,959	$497,601	$472,392
Net Amount Recognized at End of Period (Funded Status)	$(191,320)	$(129,708)	$(146,998)	$12,972	$32,018	$11,758
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$(191,320)	$(129,708)	$(146,998)	$(11,487)	$(4,494)	$(11,016)
Non-Current Assets	—	—	—	24,459	36,512	22,774
Net Amount Recognized at End of Period	$(191,320)	$(129,708)	$(146,998)	$12,972	$32,018	$11,758
Accumulated Benefit Obligation	$968,984	$940,068	$886,942	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	4.25%	4.25%	4.75%	4.50%	4.25%	4.75%
Rate of Compensation Increase	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2015	2014	2013	2015	2014	2013
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$12,047	$11,987	$15,846	$2,693	$2,939	$4,705
Interest Cost	41,217	43,574	36,498	19,285	21,308	19,212
Expected Return on Plan Assets	(59,615)	(59,974)	(57,346)	(34,089)	(37,424)	(32,872)
Amortization of Prior Service Cost (Credit)	183	210	238	(1,913)	(2,138)	(2,138)
Amortization of Transition Amount	—	—	—	—	—	8
Recognition of Actuarial Loss(2)	36,129	36,007	52,776	4,148	2,645	20,892
Net Amortization and Deferral for Regulatory Purposes	7,739	8,151	(10,406)	20,322	23,263	11,844
Net Periodic Benefit Cost	$37,700	$39,955	$37,606	$10,446	$10,593	$21,651
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Discount Rate	4.25%	4.75%	3.50%	4.25%	4.75%	3.50%
Expected Return on Plan Assets	7.50%	8.00%	8.00%	7.00%	8.00%	8.00%
Rate of Compensation Increase	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

(1)
In fiscal 2015, the Company passed an amendment which updated the mortality table used in the Retirement Plan's definition of "actuarially equivalent" effective July 1, 2015. This increased the benefit obligation of the Retirement Plan.

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
In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees designated by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit cost associated with these plans were $7.0 million, $7.5 million and $9.6 million in 2015, 2014 and 2013, respectively. The accumulated benefit obligations for the plans were $66.0 million, $65.7 million and $57.2 million at September 30, 2015, 2014 and 2013, respectively. The projected benefit obligations for the plans were $85.8 million, $85.5 million and $77.1 million at September 30, 2015, 2014 and 2013, respectively. At September 30, 2015, $4.5 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $81.3 million is recorded in Other Deferred

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credits on the Consolidated Balance Sheets. At September 30, 2014, $6.6 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $78.9 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2013, the projected benefit obligations are recorded in Other Deferred Credits on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 3.50%, 3.50% and 3.75% as of September 30, 2015, 2014 and 2013, respectively and the weighted average rate of compensation increase for these plans were 7.75%, 7.50% and 7.75% as of September 30, 2015, 2014 and 2013, respectively.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2015, the changes in such amounts during 2015, as well as the amounts expected to be recognized in net periodic benefit cost in fiscal 2016 are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(287,180)	$(59,914)	$(24,929)
Prior Service (Cost) Credit	(8,425)	5,027	—
Net Amount Recognized	$(295,605)	$(54,887)	$(24,929)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2015(1)
Increase in Actuarial Loss, excluding amortization(2)	$(96,412)	$(31,980)	$(4,321)
Change due to Amortization of Actuarial Loss	36,129	4,148	2,925
Prior Service (Cost) Credit	(7,569)	(1,913)	—
Net Change	$(67,852)	$(29,745)	$(1,396)
Amounts Expected to be Recognized in Net Periodic Benefit Cost in the Next Fiscal Year(1)
Net Actuarial Loss	$(32,248)	$(5,530)	$(3,295)
Prior Service (Cost) Credit	(1,234)	912	—
Net Amount Expected to be Recognized	$(33,482)	$(4,618)	$(3,295)

(1)	Amounts presented are shown before recognizing deferred taxes.

(2)	Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial (Gain) Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2015, the Company recorded a $76.7 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $22.3 million (pre-tax) decrease to Accumulated Other Comprehensive Income.
The effect of the mortality assumption change for the Retirement Plan in 2015 was to increase the projected benefit obligation of the Retirement Plan by $24.2 million. In 2015, other actuarial experience decreased the projected benefit obligation for the Retirement Plan by $0.8 million. The effect of the discount rate change for the Retirement Plan in 2014 was to increase the projected benefit obligation of the Retirement Plan by $53.7 million. The effect of the discount rate change for the Retirement Plan in 2013 was to decrease the projected benefit obligation of the Retirement Plan by $147.9 million.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company made cash contributions totaling $36.2 million to the Retirement Plan during the year ended September 30, 2015. The Company expects that the annual contribution to the Retirement Plan in 2016 will be in the range of $5.0 million to $10.0 million.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $61.1 million in 2016; $62.1 million in 2017; $63.0 million in 2018; $63.7 million in 2019; $64.4 million in 2020; and $332.1 million in the five years thereafter.
The effect of the discount rate change in 2015 was to decrease the other post-retirement benefit obligation by $14.3 million. Other actuarial experience increased the other post-retirement benefit obligation in 2015 by $12.8 million primarily attributable to the change in mortality assumption.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2016	$25,728	$(1,786)
2017	$26,942	$(1,935)
2018	$28,059	$(2,094)
2019	$29,038	$(2,259)
2020	$30,079	$(2,405)
2021 through 2025	$161,958	$(14,197)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates as of September 30 were:

	2015		2014		2013
Rate of Medical Cost Increase for Pre Age 65 Participants	6.93%	(1)	7.10%	(1)	7.28%	(1)
Rate of Medical Cost Increase for Post Age 65 Participants	6.68%	(1)	6.73%	(1)	6.78%	(1)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	7.17%	(1)	7.47%	(1)	7.78%	(1)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	6.68%	(1)	6.73%	(1)	6.78%	(1)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	6.65%	(1)	6.79%	(1)	7.03%	(1)

(1)	It was assumed that this rate would gradually decline to 4.5% by 2028.
The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2015 would increase by $53.9 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2015 by $2.9 million. If the health care cost trend rates were decreased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2015 would decrease by $45.2 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2015 by $2.4 million.
The Company made cash contributions totaling $2.0 million to its VEBA trusts and 401(h) accounts during the year ended September 30, 2015. In addition, the Company made direct payments of $0.2 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2015. The Company expects that the annual contribution to its VEBA trusts and 401(h) accounts in 2016 will be in the range of $2.0 million to $5.0 million.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note F — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2015 and 2014, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Total Fair Value Amounts at September 30, 2015	Level 1	Level 2	Level 3
Retirement Plan Investments
Domestic Equities(1)	$229,811	$170,166	$59,645	$—
International Equities(2)	96,478	—	96,478	—
Global Equities(3)	112,802	—	112,802	—
Domestic Fixed Income(4)	303,508	1,539	301,969	—
International Fixed Income(5)	883	883	—	—
Global Fixed Income(6)	86,773	—	86,773	—
Hedge Fund Investments	26,490	—	—	26,490
Real Estate	4,724	—	—	4,724
Cash and Cash Equivalents	27,723	—	27,723	—
Total Retirement Plan Investments	889,192	172,588	685,390	31,214
401(h) Investments	(53,686)	(10,420)	(41,381)	(1,885)
Total Retirement Plan Investments (excluding 401(h) Investments)	$835,506	$162,168	$644,009	$29,329
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(636)
Total Retirement Plan Assets	$834,870

	Total Fair Value Amounts at September 30, 2014	Level 1	Level 2	Level 3
Retirement Plan Investments
Domestic Equities(1)	$268,649	$171,979	$96,670	$—
International Equities(2)	80,957	1,969	78,988	—
Global Equities(3)	104,238	—	104,238	—
Domestic Fixed Income(4)	299,494	63,187	236,307	—
International Fixed Income(5)	1,240	508	732	—
Global Fixed Income(6)	93,704	—	93,704	—
Hedge Fund Investments	45,213	—	—	45,213
Real Estate	3,792	—	—	3,792
Cash and Cash Equivalents	33,544	—	33,544	—
Total Retirement Plan Investments	930,831	237,643	644,183	49,005
401(h) Investments	(54,921)	(14,105)	(37,907)	(2,909)
Total Retirement Plan Investments (excluding 401(h) Investments)	$875,910	$223,538	$606,276	$46,096
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(6,119)
Total Retirement Plan Assets	$869,791

(1)	Domestic Equities include mostly collective trust funds, common stock, and exchange traded funds.

(2)	International Equities include mostly collective trust funds and common stock.

(3)	Global Equities are comprised of collective trust funds.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	Domestic Fixed Income securities include mostly collective trust funds, corporate/government bonds and mortgages, and exchange traded funds.

(5)	International Fixed Income securities include mostly collective trust funds and exchange traded funds.

(6)	Global Fixed Income securities are comprised of a collective trust fund.

	Total Fair Value Amounts at September 30, 2015	Level 1	Level 2	Level 3
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$128,336	$—	$128,336	$—
Collective Trust Funds — International Equities	48,857	—	48,857	—
Exchange Traded Funds — Fixed Income	233,471	233,471	—	—
Cash Held in Collective Trust Funds	13,119	—	13,119	—
Total VEBA Trust Investments	423,783	233,471	190,312	—
401(h) Investments	53,686	10,420	41,381	1,885
Total Investments (including 401(h) Investments)	$477,469	$243,891	$231,693	$1,885
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	490
Total Other Post-Retirement Benefit Assets	$477,959

	Total Fair Value Amounts at September 30, 2014	Level 1	Level 2	Level 3
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$148,219	$—	$148,219	$—
Collective Trust Funds — International Equities	54,881	—	54,881	—
Exchange Traded Funds — Fixed Income	236,513	236,513	—	—
Cash Held in Collective Trust Funds	6,412	—	6,412	—
Total VEBA Trust Investments	446,025	236,513	209,512	—
401(h) Investments	54,921	14,105	37,907	2,909
Total Investments (including 401(h) Investments)	$500,946	$250,618	$247,419	$2,909
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	(3,345)
Total Other Post-Retirement Benefit Assets	$497,601

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
The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of fair

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

value includes significant unobservable inputs (Level 3). Note: For the years ended September 30, 2015 and September 30, 2014, there were no transfers from Level 1 to Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

	Retirement Plan Level 3 Assets (Thousands)
	Hedge Funds	Real Estate	Excluding 401(h) Investments	Total

Balance at September 30, 2013	$42,027	$2,723	$(2,606)	$42,144
Realized Gains/(Losses)	—	62	(4)	58
Unrealized Gains/(Losses)	3,186	(10)	(239)	2,937
Purchases	—	1,111	(65)	1,046
Sales	—	(94)	5	(89)
Balance at September 30, 2014	45,213	3,792	(2,909)	46,096
Realized Gains/(Losses)	2,284	—	(135)	2,149
Unrealized Gains/(Losses)	317	871	(103)	1,085
Purchases	—	82	(5)	77
Sales	(21,324)	(21)	1,267	(20,078)
Balance at September 30, 2015	$26,490	$4,724	$(1,885)	$29,329

	Other Post-Retirement Benefit Level 3 Assets (Thousands)
	VEBA Trust Investments	Including 401(h) Investments	Other Post-Retirement Benefit Investments
	Real Estate
Balance at September 30, 2013	$55	$2,606	$2,661
Realized Gains/(Losses)	(40)	4	(36)
Unrealized Gains/(Losses)	—	239	239
Purchases	—	65	65
Sales	(15)	(5)	(20)
Balance at September 30, 2014	—	2,909	2,909
Realized Gains/(Losses)	—	135	135
Unrealized Gains/(Losses)	—	103	103
Purchases	—	5	5
Sales	—	(1,267)	(1,267)
Balance at September 30, 2015	$—	$1,885	$1,885
The Company’s assumption regarding the expected long-term rate of return on plan assets is 7.25% (Retirement Plan) and 6.75% (other post-retirement benefits), effective for fiscal 2016. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.
The long-term investment objective of the Retirement Plan trust, the VEBA trusts and the 401(h) accounts is to achieve the target total return in accordance with the Company’s risk tolerance. Assets are diversified utilizing

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a mix of equities, fixed income and other securities (including real estate). The target allocation for the Retirement Plan and the VEBA trusts (including 401(h) accounts) is 40-60% equity securities, 40-60% fixed income securities and 0-15% other. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The assets of the Retirement Plan trusts, VEBA trusts and the 401(h) accounts have no significant concentrations of risk in any one country (other than the United States), industry or entity.
Investment managers are retained to manage separate pools of assets. Comparative market and peer group performance of individual managers and the total fund are monitored on a regular basis, and reviewed by the Company’s Retirement Committee on at least a quarterly basis.
The discount rate used to present value the future benefit payment obligations of the Retirement Plan is 4.25% at September 30, 2015. The discount rate used to present value the future benefit payment obligations of the Company’s other post-retirement benefits is 4.50% as of September 30, 2015. The discount rate used to present value the future benefit payment obligations of the Non-Qualified benefit plans is 3.50% as of September 30, 2015. The Company utilizes the Mercer Yield Curve Above Mean Model to determine the discount rate. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. Each year’s anticipated benefit payments are discounted at the associated spot interest rate back to the measurement date. The discount rate is then determined based on the spot interest rate that results in the same present value when applied to the same anticipated benefit payments. In determining the spot rates, the model will exclude coupon interest rates that are in the lower 50th percentile based on the assumption that the Company would not utilize more expensive (i.e. lower yield) instruments to settle its liabilities.
Note I — Commitments and Contingencies
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory requirements.
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2015, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $11.2 million. The main component of this liability is discussed below under "Former Manufactured Gas Plant Sites." This estimated liability has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at September 30, 2015. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 12 years. Other than as discussed below, the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could could have an adverse financial impact on the Company.
Former Manufactured Gas Plant Sites
The Company has incurred investigation and/or clean-up costs at several former manufactured gas plant sites in New York and Pennsylvania. The Company continues to be responsible for future ongoing monitoring and long-term maintenance at two sites.

The most significant ongoing clean-up matter currently facing the Company is a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site. In April 2013, the NYDEC approved the Company’s proposed amendment. Final remedial

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

design work for the site has been completed, and remedial work has begun. An estimated minimum liability for remaining remediation of this site of $9.9 million has been recorded.
Other
The Company, in its Utility segment, Energy Marketing segment, and Exploration and Production segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The majority of these contracts expire within the next five years. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $185.1 million in 2016, $89.4 million in 2017, $84.9 million in 2018, $92.6 million in 2019, $73.5 million in 2020 and $762.5 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company has entered into leases for the use of compressors, drilling rigs, buildings, meters and other items. These leases are accounted for as operating leases. The future lease commitments during the next five years and thereafter are as follows: $25.7 million in 2016, $6.0 million in 2017, $4.7 million in 2018, $4.5 million in 2019, $3.3 million in 2020 and $0.6 million thereafter.
The Company, in its Pipeline and Storage segment and Gathering segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system expansion projects. As of September 30, 2015, the future contractual commitments related to the expansion projects are $96.6 million in 2016 and $0.2 million in 2017. There are no contractual commitments extending beyond 2017.
The Company, in its Exploration and Production segment, has entered into contractual obligations associated with hydraulic fracturing and fuel. The future contractual commitments are $104.7 million in 2016 and $25.0 million in 2017. There are no contractual commitments extending beyond 2017.
The Company, in its Utility segment, has entered into contractual obligations associated with the replacement of its legacy mainframe systems and has future contractual commitments of $21.4 million in 2016. There are no contractual commitments extending beyond 2016.
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
The Exploration and Production segment, through Seneca, is engaged in exploration for, and development and purchase of, natural gas and oil reserves in California and the Appalachian region of the United States.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The data presented in the tables below reflects financial information for the segments and reconciliations to consolidated amounts. The accounting policies of the segments are the same as those described in Note A — Summary of Significant Accounting Policies. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. The Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable). When these items are not applicable, the Company evaluates performance based on net income. Energy Marketing segment revenues and related purchased gas costs for the year ended September 30, 2013 were recorded when billed, resulting in a one month lag. Starting in 2014, the Energy Marketing segment began recording unbilled revenue and related gas costs, recording $8.5 million of unbilled revenue and $0.6 million of related incremental margin (net of tax). The impact of not recording unbilled revenue and related costs was immaterial in all prior periods.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2015
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$693,441	$203,089	$497	$700,761	$159,857	$1,757,645	$2,352	$916	$1,760,913
Intersegment Revenues	$—	$88,251	$76,709	$15,506	$849	$181,315	$—	$(181,315)	$—
Interest Income	$2,554	$474	$140	$2,220	$195	$5,583	$66	$(1,727)	$3,922
Interest Expense	$46,726	$27,658	$1,627	$28,176	$27	$104,214	$—	$(4,743)	$99,471
Depreciation, Depletion and Amortization	$239,818	$38,178	$10,829	$45,616	$209	$334,650	$832	$676	$336,158
Income Tax Expense (Benefit)	$(428,217)	$48,113	$24,721	$33,143	$4,547	$(317,693)	$13	$(1,456)	$(319,136)
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$1,126,257	$—	$—	$—	$—	$1,126,257	$—	$—	$1,126,257
Segment Profit: Net Income (Loss)	$(556,974)	$80,354	$31,849	$63,271	$7,766	$(373,734)	$(2)	$(5,691)	$(379,427)
Expenditures for Additions to Long-Lived Assets	$557,313	$230,192	$118,166	$94,371	$128	$1,000,170	$—	$339	$1,000,509
	At September 30, 2015
	(Thousands)
Segment Assets	$2,549,374	$1,597,173	$447,968	$1,960,158	$88,193	$6,642,866	$77,350	$(18,077)	$6,702,139

	Year Ended September 30, 2014
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$804,096	$200,664	$673	$831,156	$271,993	$2,108,582	$3,532	$967	$2,113,081
Intersegment Revenues	$—	$83,744	$69,937	$18,462	$1,159	$173,302	$—	$(173,302)	$—
Interest Income	$1,909	$284	$120	$3,010	$173	$5,496	$106	$(1,432)	$4,170
Interest Expense	$42,232	$26,428	$1,726	$27,693	$31	$98,110	$6	$(3,839)	$94,277
Depreciation, Depletion and Amortization	$296,210	$36,642	$6,116	$43,594	$197	$382,759	$344	$678	$383,781
Income Tax Expense (Benefit)	$81,370	$47,100	$23,636	$33,918	$3,761	$189,785	$822	$(993)	$189,614
Segment Profit: Net Income (Loss)	$121,569	$77,559	$32,709	$64,059	$6,631	$302,527	$1,160	$(4,274)	$299,413
Expenditures for Additions to Long-Lived Assets	$602,705	$139,821	$137,799	$88,810	$264	$969,399	$274	$234	$969,907
	At September 30, 2014
	(Thousands)
Segment Assets	$3,100,514	$1,367,181	$326,662	$1,862,850	$76,238	$6,733,445	$86,460	$(91,865)	$6,728,040

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2013
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$702,937	$178,184	$1,324	$730,319	$211,990	$1,824,754	$3,910	$887	$1,829,551
Intersegment Revenues	$—	$89,424	$33,457	$16,020	$1,384	$140,285	$—	$(140,285)	$—
Interest Income	$1,501	$193	$55	$3,417	$169	$5,335	$115	$(1,115)	$4,335
Interest Expense	$39,745	$26,248	$2,283	$29,076	$36	$97,388	$2	$(3,279)	$94,111
Depreciation, Depletion and Amortization	$243,431	$35,156	$3,945	$42,729	$123	$325,384	$577	$799	$326,760
Income Tax Expense (Benefit)	$95,317	$38,626	$10,287	$31,065	$2,450	$177,745	$529	$(5,516)	$172,758
Segment Profit: Net Income (Loss)	$115,391	$63,245	$13,321	$65,686	$4,589	$262,232	$894	$(3,125)	$260,001
Expenditures for Additions to Long-Lived Assets	$533,129	$56,144	$54,792	$71,970	$595	$716,630	$307	$160	$717,097
	At September 30, 2013
	(Thousands)
Segment Assets	$2,746,233	$1,246,027	$203,323	$1,870,587	$67,267	$6,133,437	$95,793	$(24,253)	$6,204,977

(1)	All Revenue from External Customers originated in the United States.

Geographic Information	At September 30
	2015	2014	2013
	(Thousands)
Long-Lived Assets:
United States	$6,189,138	$6,350,708	$5,756,300
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quarter Ended	Operating Revenues	Operating Income (Loss)	Net Income(Loss) Available for Common Stock		Earnings (Loss) per Common Share

					Basic	Diluted
	(Thousands, except per common share amounts)
2015
9/30/2015	$301,062	$(326,731)	$(187,703)	(1)	$(2.22)	$(2.22)
6/30/2015	$339,815	$(489,214)	$(293,134)	(2)	$(3.47)	$(3.44)
3/31/2015	$596,127	$44,331	$16,669	(3)	$0.20	$0.20
12/31/2014	$523,909	$160,561	$84,741		$1.01	$1.00
2014
9/30/2014	$366,623	$102,004	$57,431		$0.68	$0.68
6/30/2014	$440,144	$127,013	$64,520		$0.77	$0.76
3/31/2014	$756,242	$180,075	$95,210	(4)	$1.14	$1.12
12/31/2013	$550,072	$160,581	$82,252		$0.98	$0.97

(1)
Includes a non-cash $417.2 million impairment charge ($240.9 million after tax) associated with the Exploration and Production segment's oil and gas producing properties and a $8.0 million reversal of stock-based compensation expense ($5.2 million after tax) related to performance based restricted stock units.

(2)	Includes a non-cash $588.7 million impairment charge ($339.8 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(3)	Includes a non-cash $120.3 million impairment charge ($69.5 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(4)	Includes $3.6 million of income associated with a death benefit gain on life insurance proceeds recorded in the Corporate category.
Note L — Market for Common Stock and Related Shareholder Matters (unaudited)
At September 30, 2015, there were 12,147 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note E — Capitalization and Short-Term Borrowings. The quarterly price ranges (based on intra-day prices) and quarterly dividends declared for the fiscal years ended September 30, 2015 and 2014, are shown below:

	Price Range		Dividends Declared
Quarter Ended	High	Low
2015
9/30/2015	$59.39	$48.61	$0.395
6/30/2015	$66.07	$58.83	$0.395
3/31/2015	$70.19	$57.73	$0.385
12/31/2014	$72.21	$64.31	$0.385
2014
9/30/2014	$78.79	$65.29	$0.385
6/30/2014	$78.46	$68.50	$0.385
3/31/2014	$77.05	$68.12	$0.375
12/31/2013	$72.53	$65.23	$0.375

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2015	2014
	(Thousands)
Proved Properties(1)	$4,473,721	$3,941,143
Unproved Properties	176,327	141,719
	4,650,048	4,082,862
Less — Accumulated Depreciation, Depletion and Amortization	2,572,348	1,211,610
	$2,077,700	$2,871,252

(1)	Includes asset retirement costs of $113.3 million and $75.7 million at September 30, 2015 and 2014, respectively.
Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2020. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2016. Following is a summary of costs excluded from amortization at September 30, 2015:

	Total as of September 30, 2015	Year Costs Incurred
		2015	2014	2013	Prior
	(Thousands)
Acquisition Costs	$61,253	$2,777	$7,057	$905	$50,514
Development Costs	86,641	74,444	9,343	665	2,189
Exploration Costs	27,815	10,210	17,605	—	—
Capitalized Interest	618	303	315	—	—
	$176,327	$87,734	$34,320	$1,570	$52,703

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2015	2014	2013
	(Thousands)
United States
Property Acquisition Costs:
Proved	$1,767	$18,213	$7,575
Unproved	19,998	7,884	9,274
Exploration Costs(1)	53,222	71,850	49,483
Development Costs(2)	454,605	490,164	460,554
Asset Retirement Costs	37,595	(4,946)	37,546
	$567,187	$583,165	$564,432

(1)	Amounts for 2015, 2014 and 2013 include capitalized interest of $0.4 million, $0.7 million and $0.4 million, respectively.

(2)	Amounts for 2015, 2014 and 2013 include capitalized interest of $0.5 million, $0.7 million and $0.7 million, respectively.
For the years ended September 30, 2015, 2014 and 2013, the Company spent $161.8 million, $179.9 million and $148.5 million, respectively, developing proved undeveloped reserves.
Results of Operations for Producing Activities

	Year Ended September 30
	2015	2014	2013
	(Thousands, except per Mcfe amounts)
United States
Operating Revenues:
Natural Gas (includes revenues from sales to affiliates of $1 for all years presented and transfers to operations of $1,946, $2,145 and $612, respectively)	$350,673	$515,080	$371,311
Oil, Condensate and Other Liquids	156,048	298,179	291,762
Total Operating Revenues(1)	506,721	813,259	663,073
Production/Lifting Costs	167,800	165,534	119,243
Franchise/Ad Valorem Taxes	20,167	20,765	17,200
Purchased Emission Allowance Expense	3,089	—	—
Accretion Expense	6,186	6,192	3,929
Depreciation, Depletion and Amortization ($1.49, $1.82 and $1.98 per Mcfe of production)	234,480	291,651	238,467
Impairment of Oil and Gas Producing Properties	1,126,257	—	—
Income Tax Expense	(444,393)	140,484	120,431
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$(606,865)	$188,633	$163,803

(1)	Exclusive of hedging gains and losses. See further discussion in Note G — Financial Instruments.

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
The Company’s Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company’s reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 25 years of Petroleum Engineering experience with both major and independent oil and gas companies. He has maintained oversight of the Company’s reserve estimation process for the past twelve years. He is a member of the Society of Petroleum Evaluation Engineers and a Registered Professional Engineer in the State of Texas.
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
All of the Company’s reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include a professional engineer registered with the State of Texas (consulting at NSAI since 2004 and with over 5 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 1998 with over 13 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2015 and did not identify any problems which would cause it to take exception to those estimates.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Gas MMcf
	U. S.
	Appalachian Region		West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2012	925,411		63,023	988,434
Extensions and Discoveries	360,922	(1)	702	361,624
Revisions of Previous Estimates	53,038		112	53,150
Production	(100,633)	(2)	(3,060)	(103,693)
September 30, 2013	1,238,738		60,777	1,299,515
Extensions and Discoveries	446,821	(1)	—	446,821
Revisions of Previous Estimates	43,690		1,358	45,048
Production	(139,097)	(2)	(3,210)	(142,307)
Purchases of Minerals in Place	33,986		—	33,986
Sale of Minerals in Place	(76)		(103)	(179)
September 30, 2014	1,624,062		58,822	1,682,884
Extensions and Discoveries	633,360	(1)	—	633,360
Revisions of Previous Estimates	(28,124)		(6,317)	(34,441)
Production	(136,404)	(2)	(3,159)	(139,563)
Sale of Minerals in Place	(112)		—	(112)
September 30, 2015	2,092,782		49,346	2,142,128
Proved Developed Reserves:
September 30, 2012	544,560		59,923	604,483
September 30, 2013	807,055		59,862	866,917
September 30, 2014	1,119,901		57,907	1,177,808
September 30, 2015	1,267,498		49,346	1,316,844
Proved Undeveloped Reserves:
September 30, 2012	380,851		3,100	383,951
September 30, 2013	431,683		915	432,598
September 30, 2014	504,161		915	505,076
September 30, 2015	825,284		—	825,284

(1)	Extensions and discoveries include 355 Bcf (during 2013), 442 Bcf (during 2014) and 598 Bcf (during 2015), of Marcellus Shale gas in the Appalachian Region.

(2)	Production includes 93,999 MMcf (during 2013), 131,590 MMcf (during 2014) and 130,291 MMcf (during 2015), from Marcellus Shale fields (which exceed 15% of total reserves).

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Oil Mbbl
	U. S.
	Appalachian Region	West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2012	306	42,556	42,862
Extensions and Discoveries	—	2,443	2,443
Revisions of Previous Estimates	5	(881)	(876)
Production	(28)	(2,803)	(2,831)
September 30, 2013	283	41,315	41,598
Extensions and Discoveries	18	1,521	1,539
Revisions of Previous Estimates	(17)	(1,677)	(1,694)
Production	(31)	(3,005)	(3,036)
Purchases of Minerals in Place	—	83	83
Sales of Minerals in Place	—	(13)	(13)
September 30, 2014	253	38,224	38,477
Extensions and Discoveries	—	533	533
Revisions of Previous Estimates	(3)	(2,251)	(2,254)
Production	(30)	(3,004)	(3,034)
September 30, 2015	220	33,502	33,722
Proved Developed Reserves:
September 30, 2012	306	38,138	38,444
September 30, 2013	283	38,082	38,365
September 30, 2014	253	37,002	37,255
September 30, 2015	220	33,150	33,370
Proved Undeveloped Reserves:
September 30, 2012	—	4,418	4,418
September 30, 2013	—	3,233	3,233
September 30, 2014	—	1,222	1,222
September 30, 2015	—	352	352
The Company’s proved undeveloped (PUD) reserves increased from 512 Bcfe at September 30, 2014 to 827 Bcfe at September 30, 2015. PUD reserves in the Marcellus Shale increased from 504 Bcfe at September 30, 2014 to 825 Bcfe at September 30, 2015. The Company’s total PUD reserves were 35% of total proved reserves at September 30, 2015, up from 27% of total proved reserves at September 30, 2014.
The Company’s PUD reserves increased from 452 Bcfe at September 30, 2013 to 512 Bcfe at September 30, 2014. PUD reserves in the Marcellus Shale increased from 432 Bcfe at September 30, 2013 to 504 Bcfe at September 30, 2014. The Company’s total PUD reserves were 27% of total proved reserves at September 30, 2014, down from 29% of total proved reserves at September 30, 2013.
The increase in PUD reserves in 2015 of 315 Bcfe is a result of 496 Bcfe in new PUD reserve additions (494 Bcfe from the Marcellus Shale), 26 Bcfe in upward revisions to remaining PUD reserves, offset by 168 Bcfe in PUD conversions to developed reserves and 39 Bcfe in PUD reserves removed. The PUD reserves removed were primarily in the Marcellus Shale (37 Bcfe) in Tioga County, where the Company has no near term plans to develop these reserves as it is employing capital elsewhere. An additional 2 Bcfe (279 Mbbl) of PUD reserves were removed

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at the Midway Sunset field in the Tulare reservoir as the Company has no near term plans to develop these reserves as it is employing capital elsewhere.
The increase in PUD reserves in 2014 of 60 Bcfe is a result of 290 Bcfe in new PUD reserve additions (288 Bcfe from the Marcellus Shale), 20 Bcfe in PUD reserves acquired, 12 Bcfe in upward revisions to remaining PUD reserves, offset by 229 Bcfe in PUD conversions to developed reserves and 33 Bcfe in PUD reserves removed. The PUD reserves removed were primarily in the Marcellus Shale (24 Bcfe) in Seneca’s non-operated joint venture in Clearfield County where the operator had previously drilled and cased the horizontal wells to total depth and does not appear now to have firm plans for their completion. An additional 9 Bcfe (1,501 Mbbl) of PUD reserves were removed at the Midway Sunset field in the Tulare reservoir as the Company has no near term plans to develop these reserves as it is employing capital elsewhere.
The Company invested $162 million during the year ended September 30, 2015 to convert 168 Bcfe (184 Bcfe including revisions) of PUD reserves to developed reserves. This represents 33% of the PUD reserves booked at September 30, 2014. The Company invested $180 million during the year ended September 30, 2014 to convert 229 Bcfe (248 Bcfe including revisions) of September 30, 2013 PUD reserves to proved developed reserves. This represented 51% of the PUD reserves booked at September 30, 2013. In 2016, the Company estimates that it will invest approximately $166 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule, and over the last five years, the Company developed 47% of its beginning year PUD reserves in fiscal 2011, 33% of its beginning year PUD reserves in fiscal 2012, 39% of its beginning year PUD reserves in fiscal 2013, 51% of its beginning year PUD reserves in fiscal 2014 and 33% of its beginning year PUD reserves in fiscal 2015.
At September 30, 2015, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30
	2015	2014	2013
	(Thousands)
United States
Future Cash Inflows	$6,916,775	$10,001,545	$8,943,942
Less:
Future Production Costs	2,854,142	2,795,657	2,334,393
Future Development Costs	761,922	790,033	749,876
Future Income Tax Expense at Applicable Statutory Rate	1,117,433	2,434,370	2,113,101
Future Net Cash Flows	2,183,278	3,981,485	3,746,572
Less:
10% Annual Discount for Estimated Timing of Cash Flows	860,244	1,914,607	1,780,206
Standardized Measure of Discounted Future Net Cash Flows	$1,323,034	$2,066,878	$1,966,366
The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2015	2014	2013
	(Thousands)
United States
Standardized Measure of Discounted Future
Net Cash Flows at Beginning of Year	$2,066,878	$1,966,366	$1,469,791
Sales, Net of Production Costs	(318,753)	(626,960)	(526,630)
Net Changes in Prices, Net of Production Costs	(1,752,843)	(38,723)	339,655
Extensions and Discoveries	266,159	381,008	390,255
Changes in Estimated Future Development Costs	164,510	68,731	6,117
Purchases of Minerals in Place	—	34,705	—
Sales of Minerals in Place	(1)	(691)	—
Previously Estimated Development Costs Incurred	161,833	179,502	148,535
Net Change in Income Taxes at Applicable Statutory Rate	545,442	(231,807)	(130,574)
Revisions of Previous Quantity Estimates	(16,573)	55,184	34,864
Accretion of Discount and Other	206,382	279,563	234,353
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$1,323,034	$2,066,878	$1,966,366

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2015
Allowance for Uncollectible Accounts	$31,811	$9,316	$2,585	$14,683	$29,029
Year Ended September 30, 2014
Allowance for Uncollectible Accounts	$27,144	$10,856	$3,241	$9,430	$31,811
Year Ended September 30, 2013
Allowance for Uncollectible Accounts	$30,317	$5,568	$2,390	$11,131	$27,144

(1)	Represents the discount on accounts receivable purchased in accordance with the Utility segment’s 2005 New York rate agreement.

(2)	Amounts represent net accounts receivable written-off.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2015.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
None.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for Three-Year Terms to Expire in 2019,” “Directors Whose Terms Expire in 2018,” “Directors Whose Terms Expire in 2017,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
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

•	Letter of Appointment of Wells Fargo Bank, National Association, as Successor Rights Agent, dated July 18, 2012 (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 2012)

10	Material Contracts:

10.1	Second Amended and Restated Credit Agreement, dated as of September 30, 2015, among the Company, the Lenders Party Thereto, and JP Morgan Chase Bank, National Association, as Administrative Agent.

Exhibit Number	Description of Exhibits
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

Management Contracts and Compensatory Plans and Arrangements:

•	Amendment to the Director Services Agreement between the Company and David F. Smith, dated March 12, 2015 (Exhibit 10.1, Form 8-K dated March 16, 2015)

•	Director Services Agreement between the Company and David F. Smith, dated March 13, 2014 (Exhibit 10.1, Form 8-K dated March 18, 2014)

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

•	Letter Agreement between the Company and Matthew D. Cabell, dated November 17, 2006 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2006)

•	Description of September 17, 2009 restricted stock award (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2009)

•	Description of post-employment medical and prescription drug benefits (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2009)

•	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of July 23, 2007 (Exhibit 10.4, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.1, Form 8-K dated March 28, 2005)

•	Form of Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.1, Form 8-K dated May 16, 2006)

•	Form of Restricted Stock Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2006)

•	Form of Stock Option Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2006)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2011)

Exhibit Number	Description of Exhibits
•	Form of Restricted Stock Award Notice under the National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2010)

•	Administrative Rules with Respect to At Risk Awards under the 1997 Award and Option Plan amended and restated as of September 8, 2005 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 2005)

•	National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 8-K dated March 16, 2015)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2010)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2010)

•	Form of Restricted Stock Unit Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2012)

•	Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program (Exhibit 10.3, Form 10-K for the fiscal year ended September 30, 2008)

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

•
Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective February 26, 2015 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2015)

•	National Fuel Gas Company Deferred Compensation Plan, as amended and restated through May 1, 1994 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 1994)

•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 27, 1995 (Exhibit 10.9, Form 10-K for fiscal year ended September 30, 1995)

•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated September 19, 1996 (Exhibit 10.10, Form 10-K for fiscal year ended September 30, 1996)

•	National Fuel Gas Company Deferred Compensation Plan, as amended and restated through March 20, 1997 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 1997)

•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated June 16, 1997 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 1997)

•	Amendment No. 2 to the National Fuel Gas Company Deferred Compensation Plan, dated March 13, 1998 (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 1998)

Exhibit Number	Description of Exhibits
•	Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated February 18, 1999 (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 1999)

•	Amendment to National Fuel Gas Company Deferred Compensation Plan, dated June 15, 2001 (Exhibit 10.3, Form 10-K for fiscal year ended September 30, 2001)

•	Amendment to the National Fuel Gas Company Deferred Compensation Plan, dated October 21, 2005 (Exhibit 10.5, Form 10-K for fiscal year ended September 30, 2005)

•	Form of Letter Regarding Deferred Compensation Plan and Internal Revenue Code Section 409A, dated July 12, 2005 (Exhibit 10.6, Form 10-K for fiscal year ended September 30, 2005)

•	National Fuel Gas Company Tophat Plan, effective March 20, 1997 (Exhibit 10, Form 10-Q for the quarterly period ended June 30, 1997)

•	Amendment No. 1 to National Fuel Gas Company Tophat Plan, dated April 6, 1998 (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 1998)

•	Amendment No. 2 to National Fuel Gas Company Tophat Plan, dated December 10, 1998 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 1998)

•	Form of Letter Regarding Tophat Plan and Internal Revenue Code Section 409A, dated July 12, 2005 (Exhibit 10.7, Form 10-K for fiscal year ended September 30, 2005)

•	National Fuel Gas Company Tophat Plan, Amended and Restated December 7, 2005 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2005)

•	National Fuel Gas Company Tophat Plan, as amended September 20, 2007 (Exhibit 10.3, Form 10-K for the fiscal year ended September 30, 2007)

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

•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 20, 2007 (Exhibit 10.4, Form 10-K for the fiscal year ended September 30, 2007)

•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 24, 2008 (Exhibit 10.5, Form 10-K for the fiscal year ended September 30, 2008)

•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated June 1, 2010 (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2010)

10.2	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated August 13, 2015

•	National Fuel Gas Company 2012 Performance Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 2012)

•
Description of long-term performance incentives for the period October 1, 2011 to September 30, 2014 under the National Fuel Gas Company 2012 Performance Incentive Program (Item 5.02, Form 8-K dated March 13, 2012)

10.3	Amended and Restated National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan, dated September 18, 2015

•	Description of assignment of interests in certain life insurance policies (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2006)

•	Description of agreement between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 2006)

•	Agreement, dated September 24, 2006, between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2006)

•	Description of 2014 performance goals under the National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2013)

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2014)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2014)

Exhibit Number	Description of Exhibits
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

•	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2013)

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the fiscal years ended September 30, 2011 through 2015

21	Subsidiaries of the Registrant

23	Consents of Experts:

23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

23.2	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Additional Exhibits:

99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

99.2	Company Maps

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013 (iii) the Consolidated Balance Sheets at September 30, 2015 and September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

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
Date: November 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 20, 2015
D. F. Smith

/s/ P. C. Ackerman	Director	Date: November 20, 2015
P. C. Ackerman

/s/ D. C. Carroll	Director	Date: November 20, 2015
D. C. Carroll

/s/ S. E. Ewing	Director	Date: November 20, 2015
S. E. Ewing

/s/ J. N. Jaggers	Director	Date: November 20, 2015
J. N. Jaggers

/s/ R. W. Jibson	Director	Date: November 20, 2015
R. W. Jibson

/s/ C. G. Matthews	Director	Date: November 20, 2015
C. G. Matthews

/s/ J. W. Shaw	Director	Date: November 20, 2015
J. W. Shaw

/s/ R. J. Tanski	President, Chief Executive Officer and Director	Date: November 20, 2015
R. J. Tanski

/s/ D. P. Bauer	Treasurer and Principal Financial Officer	Date: November 20, 2015
D. P. Bauer

/s/ K. M. Camiolo	Controller and Principal Accounting Officer	Date: November 20, 2015
K. M. Camiolo