Form 10-K/A
period 2015-09-30
NATIONAL FUEL GAS CO
filed 2016-03-03
CIK 70145

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

For the Fiscal Year Ended September 30, 2015

CONTENTS
		Page
Part IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3
SIGNATURES		11
EX-23.3
EX-31.1
EX-31.2

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 on Form 10-K/A solely to include in its Form 10-K for the fiscal year ended September 30, 2015 (“2015 Form 10-K”) an auditor’s report on the financial statement schedule and to refile, without modification, the financial statement schedule, which was originally included in Item 8 of the Company’s 2015 Form 10-K, in Item 15(a)2 to accompany the auditor’s report.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders of National Fuel Gas Company

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated November 20, 2015 appearing in the 2015 Annual Report on Form 10-K of National Fuel Gas Company also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Buffalo, New York
November 20, 2015

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

•
Second Amended and Restated Credit Agreement, dated as of September 30, 2015, among the Company, the Lenders Party Thereto, and JP Morgan Chase Bank, National Association, as Administrative Agent (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2015)

•
Amended and Restated Credit Agreement, dated as of January 6, 2012, among the Company, the Lenders Party Thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2012)

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

•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 20, 2007 (Exhibit 10.4, Form 10-K for the fiscal year ended September 30, 2007)

•	National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, Amended and Restated as of September 24, 2008 (Exhibit 10.5, Form 10-K for the fiscal year ended September 30, 2008)

•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated June 1, 2010 (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2010)

•	Amendment to National Fuel Gas Company and Participating Subsidiaries Executive Retirement Plan, dated August 13, 2015 (Exhibit 10.2, Form 10-K for the fiscal year ended September 30, 2015)

•	National Fuel Gas Company 2012 Performance Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended March 31, 2012)

•
Description of long-term performance incentives for the period October 1, 2011 to September 30, 2014 under the National Fuel Gas Company 2012 Performance Incentive Program (Item 5.02, Form 8-K dated March 13, 2012)

•	Amended and Restated National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan, dated September 18, 2015 (Exhibit 10.3, Form 10-K for the fiscal year ended September 30, 2015)

•	Description of assignment of interests in certain life insurance policies (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2006)

•	Description of agreement between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 2006)

•	Agreement, dated September 24, 2006, between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2006)

•	Description of 2014 performance goals under the National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2013)

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

•
Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the fiscal years ended September 30, 2011 through 2015 (Exhibit 12, Form 10-K for the fiscal year ended September 30, 2015)

21	Subsidiaries of the Registrant:

•	Subsidiaries of the Registrant (Exhibit 21, Form 10-K for the fiscal year ended September 30, 2015)

23	Consents of Experts:

•	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation (Exhibit 23.1, Form 10-K for the fiscal year ended September 30, 2015)

•	Consent of Independent Registered Public Accounting Firm (Exhibit 23.2, Form 10-K for the fiscal year ended September 30, 2015)

23.3	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

•	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32••, Form 10-K for the fiscal year ended September 30, 2015)

99	Additional Exhibits:

•	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation (Exhibit 99.1, Form 10-K for the fiscal year ended September 30, 2015)

•	Company Maps (Exhibit 99.2, Form 10-K for the fiscal year ended September 30, 2015)

101	Interactive Data File:

•
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013 (iii) the Consolidated Balance Sheets at September 30, 2015 and September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements. (Exhibit 101, Form 10-K for the fiscal year ended September 30, 2015)

•	Incorporated herein by reference as indicated.

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in the Annual Report on Form 10-K for fiscal year ended September 30, 2015.

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
Date: March 3, 2016