Form 10-K
period 2016-09-30
NATIONAL FUEL GAS CO
filed 2016-11-18
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $4,142,887,000 as of March 31, 2016.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2016: 85,161,752 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2016, are incorporated by reference into Part III of this report.

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

For the Fiscal Year Ended September 30, 2016

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
1. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and production of, natural gas and oil reserves in California and in the Appalachian region of the United States. At September 30, 2016, Seneca had U.S. proved developed and undeveloped reserves of 29,009 Mbbl of oil and 1,674,575 MMcf of natural gas.
2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and Empire Pipeline, Inc. (Empire), a New York corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River and eastward to Ellisburg and Leidy, Pennsylvania, and (ii) 27 underground natural gas storage fields owned and operated by Supply Corporation as well as four other underground natural gas storage fields owned and operated jointly with other interstate gas pipeline companies. Empire, an interstate pipeline company, transports natural gas for Distribution Corporation and for other utilities, large industrial customers and power producers in New York State. Empire owns the Empire Pipeline, a 249-mile pipeline system comprising three principal components: a 157-mile pipeline that extends from the United States/Canadian border at the Niagara River near Buffalo, New York to near Syracuse, New York; a 77-mile pipeline extension from near Rochester, New York to an interconnection with the unaffiliated Millennium Pipeline near Corning, New York (the Empire Connector), and a 15-mile pipeline extension from Corning into Tioga County, Pennsylvania (the Tioga County Extension).
3. The Gathering segment operations are carried out by wholly-owned subsidiaries of National Fuel Gas Midstream Corporation (Midstream Corporation), a Pennsylvania corporation. Through these subsidiaries, Midstream Corporation builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region.
4. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas or provides natural gas transportation services to approximately 742,235 customers through a local distribution system located in western New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.
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
The following business is not included in any of the five reported business segments:

•
Seneca’s Northeast Division, which markets timber from Appalachian land holdings. At September 30, 2016, the Company owned approximately 93,000 acres of timber property and managed approximately 3,000 additional acres of timber cutting rights.

No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2016.
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
In addition, the Company and its subsidiaries are subject to the same federal, state and local regulations on various subjects, including environmental matters, to which other companies doing similar business in the same locations are subject.
The Exploration and Production Segment
The Exploration and Production segment incurred a net loss in 2016. This represented 155.6% of the Company's 2016 net loss.
Additional discussion of the Exploration and Production segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed net income in 2016. This net income partially offset the Company's 2016 net loss by 26.3%.
Supply Corporation’s firm transportation capacity is subject to change as the market identifies different transportation paths and receipt/delivery point combinations. At the end of fiscal year 2016, Supply Corporation had firm transportation service agreements for approximately 3,207 MDth per day (contracted transportation capacity). The Utility segment accounts for approximately 1,124 MDth per day or 35% of contracted transportation capacity, and the Energy Marketing and Exploration and Production segments represent another 172 MDth per day or 5%. Additionally, Supply Corporation leases 55 MDth per day or 2% of firm transportation capacity to Empire Pipeline. The remaining 1,856 MDth or 58% is subject to firm contracts with nonaffiliated customers.

Contracted transportation capacity with both affiliated and unaffiliated shippers is expected to remain relatively constant in fiscal year 2017.
Supply Corporation had service agreements for all of its firm storage capacity, totaling 68,042 MDth, at the end of 2016. The Utility segment has contracted for 28,491 MDth or 42% of the total firm storage capacity, and the Energy Marketing segment accounts for another 2,644 MDth or 4%. Additionally, Supply Corporation leases 3,753 MDth or 5% of its firm storage capacity to Empire. Nonaffiliated customers have contracted for the remaining 33,154 MDth or 49%. Supply Corporation expects 1% of its contracts for firm storage capacity will expire or terminate and be available for remarketing in fiscal year 2017.
At the end of 2016, Empire had service agreements in place for firm transportation capacity totaling up to approximately 948 MDth per day, with 98% of that capacity contracted as long-term, full-year deals. The Utility segment accounted for 4% of Empire’s firm contracted capacity, with the remaining 96% subject to contracts with nonaffiliated customers. None of the long-term contracts will expire or terminate in fiscal year 2017.
Empire’s firm storage capacity, totaling 3,753 MDth, was fully contracted at the end of fiscal year 2016. The total storage capacity is contracted on a long-term basis, with a nonaffiliated customer. The contract will not expire or terminate in fiscal year 2017.
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
The Gathering Segment
The Gathering segment contributed net income in 2016. This net income partially offset the Company's 2016 net loss by 10.5%.
Additional discussion of the Gathering segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed net income in 2016. This net income partially offset the Company's 2016 net loss by 17.5%.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Energy Marketing Segment
The Energy Marketing segment contributed net income in 2016. This net income partially offset the Company's 2016 net loss by 1.5%.
Additional discussion of the Energy Marketing segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Energy Marketing Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss in 2016. This represented 0.2% of the Company's 2016 net loss.

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
Natural gas is the principal raw material for the Utility segment. In 2016, the Utility segment purchased 55.8 Bcf of gas for delivery to its customers. Gas purchased from producers and suppliers in the United States under firm contracts (seasonal and longer) accounted for 51% of these purchases. Purchases of gas on the spot market (contracts for one month or less) accounted for 49% of the Utility segment’s 2016 purchases. Purchases from DTE Energy Trading, Inc. (22%), SWN Energy Services Company, LLC (16%), NextEra Energy Power Marketing, LLC (14%), J. Aron & Company (14%) and South Jersey Resources Group, LLC (12%) accounted for 78% of the Utility’s 2016 gas purchases. No other producer or supplier provided the Utility segment with more than 9% of its gas requirements in 2016.
The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2016, this segment purchased 40.4 Bcf of gas, including 39.8 Bcf for delivery to its customers. The remaining 0.6 Bcf largely represents gas used in operations. The gas purchased by the Energy Marketing segment originates primarily in either the Appalachian or mid-continent regions of the United States.
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
Competition: The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply

Corporation has some unique characteristics which enhance its competitive position, as described below. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus and Utica Shale production areas in Pennsylvania, and it has established interconnections with producers and other pipelines to access these supplies. Its facilities are also located adjacent to the Canadian border at the Niagara River (Niagara) providing access to markets in Canada and, through TransCanada Pipeline, to markets in the northeastern and midwestern United States. Supply Corporation has developed and placed into service a number of pipeline expansion projects to receive natural gas produced from the Marcellus Shale and transport it to key markets within New York and Pennsylvania, the northeastern United States, Canada, and most recently to long-haul pipelines moving gas into the U.S. Midwest and even back to the gulf coast. For further discussion of these projects, refer to Item 7, MD&A under the headings “Investing Cash Flow” and “Rate and Regulatory Matters.”
Empire competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and upstate New York in particular. Empire is well situated to provide transportation of Appalachian-sourced gas as well as gas received at the Niagara River at Chippawa. Empire’s location provides it the opportunity to compete for an increased share of the gas transportation markets both for delivery to the New York and Northeast markets and from and into Canada. As noted above, the Empire Connector and other projects expanded Empire’s natural gas pipeline and enables Empire to serve new markets in New York and elsewhere in the Northeast, and to attach to prolific Marcellus and Utica supplies principally from Tioga and Bradford Counties in Pennsylvania. Like Supply Corporation, Empire’s expanded system facilitates transportation of Marcellus Shale gas to key markets within New York State, the northeastern United States and Canada.
Competition: The Gathering Segment
The Gathering segment provides gathering services for Seneca’s production and competes with other companies that gather and process natural gas in the Appalachian region.
Competition: The Utility Segment
With respect to gas commodity service, in New York and Pennsylvania, both of which have implemented “unbundling” policies that allow customers to choose their gas commodity supplier, Distribution Corporation has retained a substantial majority of small sales customers. In New York, approximately 21%, and in Pennsylvania, approximately 14%, of Distribution Corporation’s small-volume residential and commercial customers purchase their supplies from unregulated marketers. In contrast, almost all large-volume load is served by unregulated retail marketers. However, retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation, because in both jurisdictions, utility cost of service is recovered through rates and charges for gas delivery service, not gas commodity service. Over the longer run, it is possible that rate design changes resulting from further customer migration to marketer service could expose utility companies such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.
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
Miscellaneous
The Company and its wholly owned or majority-owned subsidiaries had a total of 2,080 full-time employees at September 30, 2016.
The Company has agreements in place with collective bargaining units in New York and Pennsylvania. Agreements covering employees in collective bargaining units in New York are scheduled to expire in February 2017. One of the New York collective bargaining units approved a new agreement that will take effect in February 2017 and expire in February 2021. The Company is in ongoing settlement discussions with the other New York collective bargaining unit with respect to a new agreement. Agreements covering employees in collective bargaining units in Pennsylvania are scheduled to expire in April 2018 and May 2018.
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

Executive Officers of the Company as of November 15, 2016(1)

Name and Age (as of November 15, 2016)	Current Company Positions and Other Material Business Experience During Past Five Years
Ronald J. Tanski (64)
Chief Executive Officer of the Company since April 2013 and President of the Company since July 2010. Mr. Tanski previously served as Chief Operating Officer of the Company from July 2010 through March 2013.

John R. Pustulka (64)	Chief Operating Officer of the Company since February 2016. Mr. Pustulka previously served as President of Supply Corporation from July 2010 through January 2016.
David P. Bauer (47)
President of Supply Corporation since February 2016. Treasurer and Principal Financial Officer of the Company since July 2010. Treasurer of Seneca since April 2015; Treasurer of Distribution Corporation since April 2015; Treasurer of Midstream Corporation since April 2013; Treasurer of Supply Corporation since June 2007; and Treasurer of Empire since June 2007. Mr. Bauer previously served as Assistant Treasurer of Distribution Corporation from April 2004 through March 2015.

Carl M. Carlotti (61)	President of Distribution Corporation since February 2016. Mr. Carlotti previously served as Senior Vice President of Distribution Corporation from January 2008 through January 2016.
John P. McGinnis (56)
President of Seneca Resources Corporation since May 2016. Mr. McGinnis previously served as Chief Operating Officer of Seneca Resources Corporation from October 2015 through April 2016 and Senior Vice President of Seneca Resources Corporation from March 2007 through September 2015.

Paula M. Ciprich (56)
Senior Vice President of the Company since April 2015; Secretary of the Company since July 2008; General Counsel of the Company since January 2005; Secretary of Distribution Corporation since July 2008.

Karen M. Camiolo (57)
Controller and Principal Accounting Officer of the Company since April 2004; Vice President of Distribution Corporation since April 2015; Controller of Midstream Corporation since April 2013; Controller of Empire since June 2007; and Controller of Distribution Corporation and Supply Corporation since April 2004.

Donna L. DeCarolis (57)	Vice President Business Development of the Company since October 2007.

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
The Company relies upon short-term bank borrowings, commercial paper markets and longer-term capital markets to finance capital requirements not satisfied by cash flow from operations. The Company is dependent on these capital sources to provide capital to its subsidiaries to fund operations, acquire, maintain and develop properties, and execute growth strategies. The availability and cost of credit sources may be cyclical and these capital sources may not remain available to the Company. Turmoil in credit markets may make it difficult for the Company to obtain financing on acceptable terms or at all for working capital, capital expenditures and other investments, or to refinance maturing debt on favorable terms. These difficulties could adversely affect the Company's growth strategies, operations and financial performance. The Company's ability to borrow under its credit facilities and commercial paper agreements, and its ability to issue long-term debt under its indentures, depend on the Company's compliance with its obligations under the facilities, agreements and indentures. Under the Company’s 1974 indenture, the Company has been precluded since October 1, 2015 from issuing incremental long-term debt as a result of impairments (i.e., write-downs) of its oil and gas properties. Given the impairments recognized through September 30, 2016, and assuming no further significant ceiling test impairments, the Company expects to be precluded from issuing incremental long-term debt until the second half of fiscal 2017, absent amendment or waiver by existing noteholders of a covenant in the 1974 indenture. The 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt.
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
In addition to their historical methods of utility regulation, both the PaPUC and NYPSC have established competitive markets in which customers may purchase gas commodity from unregulated marketers, in addition to utility companies. Retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation because in both jurisdictions it recovers its cost of service through delivery rates and charges, and not through any mark-up on the gas commodity purchased by its customers. Over the longer run, however, rate design changes resulting from customer migration to marketer service ("unbundling") can expose utilities such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.
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
The Company is also subject to the jurisdiction of the Pipeline and Hazardous Materials Safety Administration (PHMSA). PHMSA issues regulations and conducts evaluations, among other things, that set safety standards for pipelines and underground storage facilities. Compliance with new legislation could increase costs to the Company. Non-compliance with this legislation could result in civil penalties for pipeline safety violations. If as a result of these or similar new laws or regulations the Company incurs material costs that it is unable to recover fully through rates or otherwise offset, the Company's financial condition, results of operations, and cash flows could be adversely affected.
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
Operations in the Company’s Exploration and Production segment are materially dependent on prices received for its oil and natural gas production. Both short-term and long-term price trends affect the economics of exploring for, developing, producing, gathering and processing oil and natural gas. Oil and natural gas prices can be volatile and can be affected by: weather conditions, natural disasters, the supply and price of foreign oil and natural gas, the level of consumer product demand, national and worldwide economic conditions, economic disruptions caused by terrorist activities, acts of war or major accidents, political conditions in foreign countries, the price and availability of alternative fuels, the proximity to, and availability of, capacity on transportation facilities, regional levels of supply and demand, energy conservation measures, and government regulations, such as regulation of greenhouse gas emissions and natural gas transportation, royalties, and price controls. The Company sells the oil and natural gas that it produces at a combination of current market prices, indexed prices or through fixed-price contracts. The Company hedges a significant portion of future sales that are based on indexed prices utilizing the physical sale counter-party or the financial markets. The prices the Company receives depend upon factors beyond the Company’s control, including the factors affecting price mentioned above. The Company believes that any prolonged reduction in oil and natural gas prices could restrict its ability to continue the level of exploration and production activity the Company otherwise would pursue, which could have a material adverse effect on its revenues, cash flows and results of operations.
The natural gas the Company produces is priced in local markets where production occurs, and price is therefore affected by local or regional supply and demand factors as well as other local market dynamics such as regional pipeline capacity. Currently, the prices the Company receives for its natural gas production in the local markets where production occurs are generally lower than the relevant benchmark prices, such as NYMEX, that are used for commodity trading purposes. The difference between the benchmark price and the price the Company receives is called a differential. The Company may be unable to accurately predict natural gas differentials, which may widen significantly in the future. Numerous factors may influence local commodity pricing, such as pipeline takeaway capacity and specifications, localized storage capacity, disruptions in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Insufficient pipeline or storage capacity, or a lack of demand or surplus of supply in any given operating area may cause the differential to widen in that area compared to other natural gas producing areas. Increases in the differential could lead to production curtailments or otherwise have a material adverse effect on the Company’s revenues, cash flows and results of operations.
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
Financial accounting requirements regarding exploration and production activities may affect the Company's profitability.
The Company accounts for its exploration and production activities under the full cost method of accounting. Each quarter, the Company must perform a "ceiling test" calculation, comparing the level of its unamortized investment in oil and natural gas properties to the present value of the future net revenue projected to be recovered from those properties according to methods prescribed by the SEC. In determining present value, the Company uses a 12-month historical average price for oil and natural gas (based on first day of the month prices and adjusted for hedging). If, at the end of any quarter, the amount of the unamortized investment exceeds the net present value of the projected future cash flows, such investment may be considered to be "impaired," and the full cost accounting rules require that the investment must be written down to the calculated net present value. Such an instance would require the Company to recognize an immediate expense in that quarter, and its earnings would be reduced. Depending on the magnitude of any decrease in average prices, that charge could be material. For the fiscal year ended September 30, 2015, the Company recognized pre-tax impairment charges on its oil and natural gas properties of $1.1 billion. For the fiscal year ended September 30, 2016, the Company recognized a pre-tax impairment charge on its oil and natural gas properties of $948.3 million.
Increased regulation of exploration and production activities, including hydraulic fracturing, could adversely impact the Company.
Due to the burgeoning Marcellus Shale natural gas play in the northeast United States, together with the fiscal difficulties faced by state governments in New York and Pennsylvania, various state legislative and regulatory initiatives regarding the exploration and production business have been proposed. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, abandonment and monitoring of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding natural gas pipelines. New permitting fees and/or severance taxes for oil and gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and regulatory studies, proceedings or rule-making initiatives at federal or state agencies focused on the hydraulic fracturing process and related operations could result in additional permitting, compliance, reporting and disclosure requirements. For example, the EPA has adopted regulations that establish emission performance standards for hydraulic fracturing operations as well as natural gas gathering and transmission operations. Other EPA initiatives could expand water quality and hazardous waste regulation of hydraulic fracturing and related operations. In California, legislation regarding well stimulation, including hydraulic fracturing, has been adopted. The law mandates technical standards for well construction, hydraulic fracturing water management, groundwater monitoring, seismicity monitoring during hydraulic fracturing operations and public disclosure of hydraulic fracturing fluid constituents. Additionally, California DOGGR adopted regulations intended to bring California’s Class II Underground Injection Control (UIC) program into compliance with the federal Safe Drinking Water Act, under which some wells may require an aquifer exemption. DOGGR began reviewing all active UIC projects, regardless of whether an exemption is required. These and any other new state or federal legislative or regulatory measures could lead to operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risks of litigation for the Company.
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
General Information on Facilities
The net investment of the Company in property, plant and equipment was $4.5 billion at September 30, 2016. The Exploration and Production segment comprises 24.3% of this investment, and is primarily located in California and in the Appalachian region of the United States. Approximately 64.4% of the Company's investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and northwestern Pennsylvania. The Gathering segment comprises 9.9% of the Company’s investment in net property, plant and equipment, and is located in northwestern Pennsylvania. The remaining net investment in property, plant and equipment consisted of the All Other category and Corporate operations (1.4%), or $0.1 billion. During the past five years, the Company has made additions to property, plant and equipment in order to expand its exploration and production operations in the Appalachian region of the United States and to expand and improve transmission facilities for transportation customers in New York and Pennsylvania. Net property, plant and equipment has increased $454 million, or 11.3%, since September 30, 2011.
The Exploration and Production segment had a net investment in property, plant and equipment of $1.1 billion at September 30, 2016.
The Pipeline and Storage segment had a net investment of $1.5 billion in property, plant and equipment at September 30, 2016. Transmission pipeline represents 38% of this segment’s total net investment and includes 2,355 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 16% of this segment’s total net investment and consist of 31 storage fields operating at a combined working gas level of 73.4 Bcf, four of which are jointly owned and operated with other interstate gas pipeline companies, and 427 miles of pipeline. Net investment in storage facilities includes $81.9 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 32 compressor stations with 170,907 installed compressor horsepower that represent 26% of this segment’s total net investment in property, plant and equipment.
The Gathering segment had a net investment of $0.4 billion in property, plant and equipment at September 30, 2016. Gathering lines and related compressors comprise substantially all of this segment’s total net investment, including 130 miles of lines utilized to move Appalachian production (including Marcellus Shale) to various transmission pipeline receipt points. The Gathering segment has 5 compressor stations with 46,920 installed compressor horsepower.
The Utility segment had a net investment in property, plant and equipment of $1.4 billion at September 30, 2016. The net investment in its gas distribution network (including 14,868 miles of distribution pipeline) and its service connections to customers represent approximately 48% and 33%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2016.
The Pipeline and Storage segments’ facilities provided the capacity to meet Supply Corporation’s 2016 peak day sendout for transportation service of 2,100 MMcf, which occurred on February 12, 2016. Withdrawals from storage of 500.1 MMcf provided approximately 24% of the requirements on that day.
Company maps are included in Exhibit 99.2 of this Form 10-K and are incorporated herein by reference.
Exploration and Production Activities
The Company is engaged in the exploration for and the development of natural gas and oil reserves in California and the Appalachian region of the United States. The Company has been increasing its emphasis in the Appalachian region, primarily in the Marcellus Shale. Further discussion of oil and gas producing activities is included in Item 8, Note M - Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2016, 2015 and 2014 reserves shown in Note M are valued using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note M discusses the qualifications of the Company's reservoir engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped oil and natural gas reserves year over year.
Seneca’s proved developed and undeveloped natural gas reserves decreased from 2,142 Bcf at September 30, 2015 to 1,675 Bcf at September 30, 2016. Extensions and discoveries of 186 Bcf were exceeded by production of 144 Bcf, downward revisions of previous estimates of 248 Bcf, and sales of minerals in place of 261 Bcf. Of the total downward gas revisions of 248 Bcf, 204 Bcf were a result of lower gas prices for Marcellus Shale and Upper Devonian reservoirs, and 74 Bcf were a result of PUD locations that were removed for reasons other than just lower gas prices, partially offset by 30 Bcf in upward revisions due to performance improvements and lease operating expense reductions. The sales of minerals in place were primarily the result of reserves that were sold to IOG CRV-Marcellus, LLC (IOG) as part of the joint development agreement coupled with the sale of the majority of Seneca’s Upper Devonian wells and associated reserves in Pennsylvania.
Seneca’s proved developed and undeveloped oil reserves decreased from 33,722 Mbbl at September 30, 2015 to 29,009 Mbbl at September 30, 2016. Extensions and discoveries of 530 Mbbl were exceeded by production of 2,923 Mbbl, primarily occurring in the West Coast region, downward revisions of previous estimates of 2,247 Mbbl, and sales of minerals in place of 73 Mbbl. Downward revisions of 2,247 Mbbl were primarily a result of lower oil prices (3,900 Mbbl) partially offset by 1,653 Mbbl in upward revisions associated with performance improvements and lease operating expense reductions. The sales of minerals in place were reserves related to the aforementioned sale of Upper Devonian Wells. On a Bcfe basis, Seneca’s proved developed and undeveloped reserves decreased from 2,344 Bcfe at September 30, 2015 to 1,849 Bcfe at September 30, 2016. Total revisions of previous estimates was a decrease of 262 Bcfe, primarily a result of lower oil and gas pricing.
Seneca’s proved developed and undeveloped natural gas reserves increased from 1,683 Bcf at September 30, 2014 to 2,142 Bcf at September 30, 2015. This increase was attributed to extensions and discoveries of 633 Bcf, partially offset by production of 140 Bcf and negative revisions of previous estimates of 34 Bcf. Total downward gas revisions of 34 Bcf were primarily a result of negative revisions due to lower gas prices of 38 Bcf primarily in the Marcellus Shale and Upper Devonian reservoirs, coupled with the removal of 38 Bcf of PUD reserves in the Marcellus Shale in Tioga County as the Company had no near term plans to develop these reserves as it employed capital elsewhere. Partially offsetting these negative revisions were a 16 Bcf upward revision to Marcellus PUD reserves transferred to proved developed reserves and a 26 Bcf upward revision to remaining Marcellus PUD reserves.
Seneca’s proved developed and undeveloped oil reserves decreased from 38,477 Mbbl at September 30, 2014 to 33,722 Mbbl at September 30, 2015. Extensions and discoveries of 533 Mbbl were exceeded by production of 3,034 Mbbl, primarily occurring in the West Coast region, and downward revisions of previous estimates of 2,254 Mbbl. Downward revisions of 2,254 Mbbl were primarily a result of lower oil prices (1,861 Mbbl) as well as removing 279 Mbbl of PUD reserves at the North Lost Hills field in the Tulare reservoir as the Company had no near term plans to develop these reserves as it employed capital elsewhere. On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 1,914 Bcfe at September 30, 2014 to 2,344 Bcfe at September 30, 2015. Total revisions of previous estimates was a decrease of 48 Bcfe.
At September 30, 2016, the Company’s Exploration and Production segment had delivery commitments of 2,152 Bcfe (mostly natural gas as commitments for crude oil, gasoline, butane and propane were insignificant). The Company expects to meet those commitments through proved reserves, including the future development of reserves that are currently classified as proved undeveloped reserves.

The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.
Production

	For The Year Ended September 30
	2016		2015		2014
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$1.94	(1)	$2.48	(1)	$3.55	(1)
Average Sales Price per Barrel of Oil	$52.15		$57.44		$96.34
Average Sales Price per Mcf of Gas (after hedging)	$3.01		$3.35		$3.49
Average Sales Price per Barrel of Oil (after hedging)	$52.15		$57.44		$96.34
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.73	(1)	$0.81	(1)	$0.74	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	385	(1)	374	(1)	382	(1)
West Coast Region
Average Sales Price per Mcf of Gas	$3.25		$4.11		$6.75
Average Sales Price per Barrel of Oil	$35.26		$51.37		$98.25
Average Sales Price per Mcf of Gas (after hedging)	$3.25		$4.52		$6.65
Average Sales Price per Barrel of Oil (after hedging)	$57.97		$70.49		$95.54
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$2.47		$2.69		$2.96
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	56		58		58
Total Company
Average Sales Price per Mcf of Gas	$1.97		$2.51		$3.62
Average Sales Price per Barrel of Oil	$35.42		$51.43		$98.23
Average Sales Price per Mcf of Gas (after hedging)	$3.02		$3.38		$3.56
Average Sales Price per Barrel of Oil (after hedging)	$57.91		$70.36		$95.55
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.96		$1.06		$1.03
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	441		432		440

(1)
The Marcellus Shale fields (which exceed 15% of total reserves at September 30, 2016, 2015 and 2014) contributed 372 MMcfe, 357 MMcfe and 361 MMcfe of daily production in 2016, 2015 and 2014, respectively. The average sales price (per Mcfe) was $1.94 ($3.01 after hedging) in 2016, $2.48 ($3.35 after hedging) in 2015 and $3.53 ($3.47 after hedging) in 2014. The average lifting costs (per Mcfe) were $0.72 in 2016, $0.79 in 2015 and $0.72 in 2014.

Productive Wells

	Appalachian Region		West Coast Region		Total Company
At September 30, 2016	Gas	Oil	Gas	Oil	Gas	Oil
Productive Wells — Gross	461	—	—	2,211	461	2,211
Productive Wells — Net	369	—	—	2,165	369	2,165

Developed and Undeveloped Acreage

At September 30, 2016	Appalachian Region	West Coast Region	Total Company
Developed Acreage
— Gross	546,810	23,269	570,079
— Net	537,182	21,531	558,713
Undeveloped Acreage
— Gross	361,347	4,518	365,865
— Net	343,953	690	344,643
Total Developed and Undeveloped Acreage
— Gross	908,157	27,787	935,944
— Net	881,135	22,221	903,356
As of September 30, 2016, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 7,642 acres in 2017 (5,082 net acres), 2,183 acres in 2018 (1,601 net acres), 5,572 acres in 2019 (5,426 net acres) and 39,469 acres thereafter (34,503 net acres). The remaining 310,999 gross acres (298,031 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2017, 2018 and 2019, Seneca has 27 Bcfe of proved undeveloped gas reserves, with 27 Bcfe subject to lease expirations in 2017. This total represents approximately 5% of Seneca's proved undeveloped reserves in the Marcellus Shale. Seneca intends to develop these reserves prior to the expiration of the leases and/or extend/renew as part of its management approved development plan.
Drilling Activity

	Productive			Dry
For the Year Ended September 30	2016	2015	2014	2016	2015	2014
United States
Appalachian Region
Net Wells Completed
— Exploratory	1.000	3.000	4.832	—	—	—
— Development	31.800	49.000	53.000	1.000	2.000	2.000
West Coast Region
Net Wells Completed
— Exploratory	—	—	1.533	—	—	—
— Development	25.000	45.000	84.720	—	1.000	1.000
Total Company
Net Wells Completed
— Exploratory	1.000	3.000	6.365	—	—	—
— Development	56.800	94.000	137.720	1.000	3.000	3.000
Present Activities

At September 30, 2016	Appalachian Region	West Coast Region	Total Company
Wells in Process of Drilling(1)
— Gross	93.000	—	93.000
— Net	68.900	—	68.900

(1)	Includes wells awaiting completion.

Item 3	Legal Proceedings
On August 19, 2016, the PaDEP sent a draft Consent Assessment of Civil Penalty (CACP) to Seneca, offering to settle various alleged violations of the Pennsylvania Oil and Gas Act, Clean Streams Law and Solid Waste Management Act, as well as PaDEP rules and regulations regarding erosion and sedimentation control relating to Seneca's drilling activities. The amount of the penalty sought by the PaDEP is not material to the Company. The draft CACP addresses alleged environmental and administrative violations identified by PaDEP during inspections of 23 well sites and facilities in three counties over the course of nearly three years. The Company disputes many of the alleged violations and will vigorously defend its position in negotiations with the PaDEP.
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
On July 1, 2016, the Company issued a total of 4,800 unregistered shares of Company common stock to the eight non-employee directors of the Company then serving on the Board of Directors of the Company, 600 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2016. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2016	621	$56.90	—	6,971,019
Aug. 1-31, 2016	25,213	$57.90	—	6,971,019
Sept. 1-30, 2016	3,563	$56.57	—	6,971,019
Total	29,397	$57.72	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended September 30, 2016, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the PHLX Utility Sector Index and the S&P 500 Oil & Gas Exploration & Production SUB Industry Index GICS Level 4 for the period September 30, 2011 through September 30, 2016. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2011 and that all dividends were reinvested.

	2011	2012	2013	2014	2015	2016
National Fuel	$100	$116	$149	$155	$114	$127
S&P 500 Index	$100	$132	$155	$186	$185	$213
PHLX Utility Sector Index (UTY)	$100	$113	$117	$135	$143	$168
S&P 500 Oil & Gas Exp & Prod SUB Industry Index GICS Level 4 (S5OILP)	$100	$118	$154	$167	$97	$116
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

Item 6	Selected Financial Data

	Year Ended September 30
	2016	2015	2014	2013	2012
	(Thousands, except per share amounts and number of registered shareholders)
Summary of Operations
Operating Revenues:
Utility and Energy Marketing Revenues	$624,602	$860,618	$1,103,149	$942,309	$891,097
Exploration and Production and Other Revenues	611,766	696,709	808,595	707,734	562,740
Pipeline and Storage and Gathering Revenues	216,048	203,586	201,337	179,508	173,016
	1,452,416	1,760,913	2,113,081	1,829,551	1,626,853
Operating Expenses:
Purchased Gas	147,982	349,984	605,838	460,432	415,589
Operation and Maintenance:
Utility and Energy Marketing	192,512	203,249	196,534	180,997	178,764
Exploration and Production and Other	160,201	184,024	188,622	175,014	142,799
Pipeline and Storage and Gathering	88,801	82,730	77,922	86,079	79,834
Property, Franchise and Other Taxes	81,714	89,564	90,711	82,431	90,288
Depreciation, Depletion and Amortization	249,417	336,158	383,781	326,760	271,530
Impairment of Oil and Gas Producing Properties	948,307	1,126,257	—	—	—
	1,868,934	2,371,966	1,543,408	1,311,713	1,178,804
Operating Income (Loss)	(416,518)	(611,053)	569,673	517,838	448,049
Other Income (Expense):
Other Income	9,820	8,039	9,461	4,697	5,133
Interest Income	4,235	3,922	4,170	4,335	3,689
Interest Expense on Long-Term Debt	(117,347)	(95,916)	(90,194)	(90,273)	(82,002)
Other Interest Expense	(3,697)	(3,555)	(4,083)	(3,838)	(4,238)
Income (Loss) Before Income Taxes	(523,507)	(698,563)	489,027	432,759	370,631
Income Tax Expense (Benefit)	(232,549)	(319,136)	189,614	172,758	150,554
Net Income (Loss) Available for Common Stock	$(290,958)	$(379,427)	$299,413	$260,001	$220,077
Per Common Share Data
Basic Earnings (Loss) per Common Share	$(3.43)	$(4.50)	$3.57	$3.11	$2.65
Diluted Earnings (Loss) per Common Share	$(3.43)	$(4.50)	$3.52	$3.08	$2.63
Dividends Declared	$1.60	$1.56	$1.52	$1.48	$1.44
Dividends Paid	$1.59	$1.55	$1.51	$1.47	$1.43
Dividend Rate at Year-End	$1.62	$1.58	$1.54	$1.50	$1.46
At September 30:
Number of Registered Shareholders	11,751	12,147	12,654	13,215	13,800

	Year Ended September 30
	2016	2015	2014	2013	2012
	(Thousands, except per share amounts and number of registered shareholders)
Net Property, Plant and Equipment
Exploration and Production	$1,083,804	$2,126,265	$2,897,744	$2,600,448	$2,273,030
Pipeline and Storage	1,463,541	1,387,516	1,187,924	1,074,079	1,069,070
Gathering	439,660	400,409	292,793	161,111	110,269
Utility	1,403,286	1,351,504	1,297,179	1,246,943	1,217,431
Energy Marketing	1,745	1,989	2,070	2,002	1,530
All Other	59,054	60,404	61,236	62,554	63,245
Corporate	3,392	3,808	4,145	4,589	5,228
Total Net Plant	$4,454,482	$5,331,895	$5,743,091	$5,151,726	$4,739,803
Total Assets	$5,636,387	$6,564,939	$6,687,717	$6,125,618	$5,914,939
Capitalization
Comprehensive Shareholders’ Equity	$1,527,004	$2,025,440	$2,410,683	$2,194,729	$1,960,095
Long-Term Debt, Net of Unamortized Discount and Debt Issuance Costs	2,086,252	2,084,009	1,637,443	1,635,630	1,139,552
Total Capitalization	$3,613,256	$4,109,449	$4,048,126	$3,830,359	$3,099,647

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

6.
Other Matters, including: (a) 2016 and projected 2017 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate and regulatory matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; and (e) new authoritative accounting and financial reporting guidance.

The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report.

The Company continues to develop its natural gas reserves in the Marcellus Shale, but at a slower pace than previous years given the current low commodity price environment. The Marcellus Shale is a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. The Company controls the natural gas interests associated with approximately 785,000 net acres within the Marcellus Shale area, with a majority of the interests held in fee, carrying no royalty and no lease expirations. In March 2016, the Company reduced its Marcellus Shale development program to one drilling rig, down from three drilling rigs at the beginning of fiscal 2016. The Company also executed a joint development agreement with IOG CRV-Marcellus, LLC (IOG) to develop Marcellus Shale natural gas assets located in Elk, McKean and Cameron counties in north-central Pennsylvania. The original joint development agreement with IOG was executed on December 1, 2015 and subsequently extended on June 13, 2016. Under the terms of the extended agreement, Seneca, the Company's exploration and production subsidiary, and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. The extended joint development agreement gives IOG the option to participate in an additional 7-well Marcellus pad that is expected to be completed before December 31, 2017, which, if exercised, would increase the maximum number of joint development wells to 82. Under the original joint development agreement, IOG had committed to develop 42 Marcellus wells. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $325 million for its 80% working interest in the 75 joint development wells. As the fee-owner of the property’s mineral rights, Seneca retains a 7.5% royalty interest and the remaining 20% working interest (26% net revenue interest) in 56 of the joint development wells. In the remaining 19 wells, Seneca retains a 20% working and net revenue interest. Seneca’s working interest under the agreement will increase to 85% after IOG achieves a 15% internal rate of return. As of September 30, 2016, Seneca had received $137.3 million of cash and had recorded a $19.6 million receivable in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells.
On June 30, 2016, Seneca sold the majority of its Upper Devonian wells in Pennsylvania. While the proceeds from the sale were not significant, it did result in a $58.4 million reduction of its Asset Retirement Obligation for the year ended September 30, 2016.
For the year ended September 30, 2016, the Company experienced a loss of $291.0 million compared to a loss of $379.4 million for the year ended September 30, 2015. The losses were driven largely by impairment charges of $948.3 million ($550.0 million after-tax) and $1.1 billion ($650.2 million after-tax) recorded in the Exploration and Production segment during the years ended September 30, 2016 and September 30, 2015, respectively. In the Company's Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. Due to significant declines in crude oil and natural gas commodity prices over the previous twelve months, the book value of the Company's oil and gas properties exceeded the ceiling at the end of each of the four quarters during fiscal 2016, resulting in the impairment charges mentioned above. For further discussion of the ceiling test and a sensitivity analysis concerning changes in crude oil and natural gas commodity prices and their impact on the ceiling test, refer to the Critical Accounting Estimates section below. For further discussion of the Company’s earnings, refer to the Results of Operations section below.
On September 9, 2016, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of 14 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019. The Credit Agreement also provides a $500.0 million 364-day unsecured committed revolving facility with 11 of the 14 banks through September 8, 2017.
Under the Company's existing 1974 indenture covenants, given the significant ceiling test impairments recorded during the years ended September 30, 2016 and September 30, 2015, and assuming no further significant ceiling test impairments, the Company expects to be precluded from issuing additional long-term unsecured indebtedness until the second half of fiscal 2017. However, the Company does not anticipate a need for the issuance of additional long-term debt during the first half of fiscal 2017. The Company expects to use cash from operations and, if necessary, short-term borrowings to meet its capital expenditure needs for at least the first half of fiscal

2017. The Company does not have any long-term debt maturing until fiscal 2018. The 1974 indenture would not preclude the Company from issuing new long-term debt to replace maturing long-term debt.
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
In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. The book value of the Company’s oil and gas properties exceeded the ceiling at September 30, 2016 as well as June 30, 2016, March 31, 2016 and December 31, 2015, resulting in cumulative impairment charges of $948.3 million ($550.0 million after-tax) for 2016. The 12-month average of the first day of the month price for crude oil for each month during 2016, based on posted Midway Sunset prices, was $35.36 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during 2016, based on the quoted Henry Hub spot price for natural gas, was $2.28 per MMBtu. (Note — Because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the actual various prices received for such production is utilized to calculate the ceiling, rather than the Midway Sunset and Henry Hub prices, which are only indicative of 12-month average prices for 2016.)  The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the additional impairment that the Company would have recorded at September 30, 2016 if natural gas prices were $0.25 per MMBtu lower than the average used at September 30, 2016, the additional impairment the Company would have recorded at September 30, 2016 if crude oil prices were $5 per Bbl lower than the average used at September 30, 2016, and the additional impairment that the Company would have recorded at September 30, 2016 if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at September 30, 2016 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.
Ceiling Testing Sensitivity to Commodity Price Changes

(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices

Calculated Impairment under Sensitivity Analysis	$128.1	$57.9	$166.9
Actual Impairment Recorded at September 30, 2016	19.0	19.0	19.0
Additional Impairment	$109.1	$38.9	$147.9
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
Changes in actuarial assumptions and actuarial experience could also have an impact on the benefit obligation and the funded status related to the Company’s pension and other post-retirement benefits and could impact the Company’s equity. For example, the discount rate used to determine benefit obligations of the Company's other post-retirement benefits changed from 4.50% in 2015 to 3.70% in 2016. The change in the discount rate from 2015 to 2016 increased the accumulated post-retirement benefit obligation by $49.4 million. The discount rate used to determine benefit obligations of the Retirement Plan changed from 4.25% in 2015 to 3.60% in 2016. The change in the discount rate from 2015 to 2016 increased the Retirement Plan projected benefit obligation by $78.5 million. Other examples include actual versus expected return on plan assets, which has an impact on the funded status of the plans, and actual versus expected benefit payments, which has an impact on the pension plan projected benefit obligation and the accumulated post-retirement benefit obligation. For 2016, the actual return on plan assets was higher than the expected return, which resulted in an increase to the funded status of the Retirement Plan ($27.6 million) as well as an increase to the funded status of the VEBA trusts and 401(h) accounts ($5.9 million). The actual versus expected benefit payments for 2016 caused a decrease of $2.0 million to the accumulated post-retirement benefit obligation. In calculating the projected benefit obligation for the Retirement Plan and the accumulated post-retirement obligation, the actuary takes into account the average remaining service life of active participants. The average remaining service life of active participants is 7 years for the Retirement Plan and 6 years for those eligible for other post-retirement benefits. For further discussion of the Company’s pension and other post-retirement benefits, refer to Other Matters in this Item 7, which includes a discussion of funding for the current year, and to Item 8 at Note H — Retirement Plan and Other Post Retirement Benefits.
RESULTS OF OPERATIONS
EARNINGS
2016 Compared with 2015
The Company recorded a loss of $291.0 million in 2016 compared with a loss of $379.4 million in 2015. The reduction in loss is primarily the result of lower losses in the Exploration and Production segment and the Corporate category. The Utility segment, Pipeline and Storage segment, Energy Marketing segment and Gathering segment experienced a decline in earnings, offset by higher earnings in the All Other category. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2016 and 2015:
2016 Events

•	Non-cash impairment charges of $948.3 million ($550.0 million after tax) recorded during 2016 for the Exploration and Production segment’s oil and gas producing properties.

•
Joint development agreement professional fees of $4.6 million recorded in the Exploration and Production segment. The joint development agreement professional fees incurred were related to professional services associated with the Marcellus Shale drilling joint development agreement with IOG executed on December 1, 2015 and subsequently extended on June 13, 2016.

2015 Events

•	Non-cash impairment charges of $1.1 billion ($650.2 million after tax) recorded during 2015 for the Exploration and Production segment’s oil and gas producing properties.

•
A $4.7 million reversal of stock-based compensation expense related to performance based restricted stock units since performance conditions, which do not include any market conditions, were not met. The $4.7 million was allocated across the Exploration and Production segment, Pipeline and Storage segment, Utility segment and the All Other and Corporate category.

2015 Compared with 2014
The Company recorded a loss of $379.4 million in 2015 compared with earnings of $299.4 million in 2014. The decrease in earnings is primarily the result of a loss recognized in the Exploration and Production segment. Lower earnings in the Gathering segment and Utility segment, as well as losses in the Corporate category and All Other category, also contributed to the decrease. Higher earnings in the Pipeline and Storage segment and the Energy Marketing segment partially offset these decreases. Earnings were impacted by the 2015 event discussed above and the following event in 2014:
2014 Event

•	A $3.6 million death benefit gain on life insurance proceeds recorded in the Corporate category.

Earnings (Loss) by Segment

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Exploration and Production	$(452,842)	$(556,974)	$121,569
Pipeline and Storage	76,610	80,354	77,559
Gathering	30,499	31,849	32,709
Utility	50,960	63,271	64,059
Energy Marketing	4,348	7,766	6,631
Total Reported Segments	(290,425)	(373,734)	302,527
All Other	778	(2)	1,160
Corporate	(1,311)	(5,691)	(4,274)
Total Consolidated	$(290,958)	$(379,427)	$299,413
EXPLORATION AND PRODUCTION
Revenues
Exploration and Production Operating Revenues

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Gas (after Hedging)	$433,357	$471,657	$506,491
Oil (after Hedging)	169,263	213,488	290,030
Gas Processing Plant	2,411	2,891	4,831
Other	2,082	5,405	2,744
Operating Revenues	$607,113	$693,441	$804,096

Production

	Year Ended September 30
	2016	2015	2014
Gas Production (MMcf)
Appalachia	140,457	136,404	139,097
West Coast	3,090	3,159	3,210
Total Production	143,547	139,563	142,307
Oil Production (Mbbl)
Appalachia	28	30	31
West Coast	2,895	3,004	3,005
Total Production	2,923	3,034	3,036

Average Prices

	Year Ended September 30
	2016	2015	2014
Average Gas Price/Mcf
Appalachia	$1.94	$2.48	$3.55
West Coast	$3.25	$4.11	$6.75
Weighted Average	$1.97	$2.51	$3.62
Weighted Average After Hedging(1)	$3.02	$3.38	$3.56
Average Oil Price/Barrel (Bbl)
Appalachia	$52.15	$57.44	$96.34
West Coast	$35.26	$51.37	$98.25
Weighted Average	$35.42	$51.43	$98.23
Weighted Average After Hedging(1)	$57.91	$70.36	$95.55

(1)	Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note G — Financial Instruments in Item 8 of this report.
2016 Compared with 2015
Operating revenues for the Exploration and Production segment decreased $86.3 million in 2016 as compared with 2015. Gas production revenue after hedging decreased $38.3 million primarily due to a $0.36 per Mcf decrease in the weighted average price of gas after hedging partially offset by an increase in gas production. Oil production revenue after hedging decreased $44.2 million due to a $12.45 per Bbl decrease in the weighted average price of oil after hedging coupled with a decrease in crude oil production. In addition, other revenue decreased $3.3 million primarily due to the positive impact of mark-to-market adjustments related to hedging ineffectiveness that occurred during the year ended September 30, 2015, which did not recur during the year ended September 30, 2016.
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
Earnings
2016 Compared with 2015
The Exploration and Production segment’s loss for 2016 was $452.8 million, compared with a loss of $557.0 million for 2015. The reduction in loss is attributed to lower impairment charges ($100.1 million), lower depletion expense ($64.9 million), higher natural gas production ($8.8 million), lower production costs ($9.0 million), lower income tax ($3.2 million), lower other taxes ($4.1 million) and lower other operating expenses ($3.3 million). The decrease in depletion expense is primarily due to the impact of impairment charges recognized in fiscal 2015 and fiscal 2016. The decrease in production costs is largely due to a decrease in well repair costs and a decrease in steam fuel costs associated with crude oil production in the West Coast region (due to lower fuel prices) coupled with a decrease in seasonal road maintenance (due to a milder winter) and decreases in equipment repair and rental costs, salt water disposal costs, and compressor and pumper costs in the Appalachian region. The decrease in income tax expense was primarily due to a solar tax credit received coupled with favorable benefits associated with the tax sharing agreement with affiliated companies. The decrease in other taxes was largely due to IOG being billed for its share of previously incurred impact fees in accordance with the joint development agreement executed in December 2015, coupled with a decrease in Kern and Ventura County taxes (due to a decrease in crude oil prices). The decrease in other operating expenses is primarily due to a decrease in emissions expense and personnel costs, partially offset by higher stock-based compensation expense. These factors, which contributed to less of a loss in 2016 compared to 2015, were partially offset by the impact of joint development agreement professional fees ($4.6 million), lower crude oil prices after hedging ($23.6 million), lower natural gas prices after hedging ($33.6 million), lower crude oil production ($5.1 million), the impact of mark-to-market adjustments discussed above ($2.1 million), lower interest income ($1.1 million) and higher interest expense ($5.7 million). The joint development agreement professional fees incurred were related to professional services associated with the Marcellus Shale drilling joint development agreement with IOG that was executed in December 2015 and extended in June 2016. The increase in interest expense was largely due to the Exploration and Production segment's share of the Company's $450 million long-term debt issuance in June 2015. From an income tax perspective, there were favorable adjustments to Seneca’s deferred income tax liability in the amount of $13.2 million in 2015 that did not recur in 2016. The deferred tax adjustments in 2015 were largely the result of an increase in firm transportation of natural gas to Canadian delivery points (with a corresponding decrease in the effective tax rate) and other adjustments.
2015 Compared with 2014
The Exploration and Production segment’s loss for 2015 was $557.0 million, compared with earnings of $121.6 million for 2014, a decrease of $678.6 million. The main drivers of the decrease were the aforementioned impairment charges ($650.2 million), lower crude oil prices after hedging ($49.7 million), lower natural gas prices after hedging ($16.3 million), lower natural gas production ($6.3 million), the impact of the non-recurrence of settlement proceeds on former insurance policies recorded in the prior year ($1.3 million), higher interest expense ($2.9 million), higher production costs ($1.5 million) and higher other operating expenses ($1.4 million). The increase in production costs was largely attributable to higher transportation costs associated with production volumes transported by Midstream Corporation. The increase in interest expense was largely due to the Exploration and Production segment's share of the Company's $450 million long-term debt issuance in June 2015. The increase in other operating expenses was largely due to an increase in professional services and personnel costs, partially offset by a reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions were not met. These decreases in earnings were partially offset by the impact of lower depletion expense ($36.7 million), lower income tax expense ($11.8 million) and the impact of mark-to-market adjustments ($2.4 million). The decrease in depletion expense was due to the impact of impairment charges recognized in the second and third quarters of 2015, a decrease in production due to pricing-related curtailments discussed above, and an increase in reserves achieved with lower finding and development costs per Mcfe (due to increased operating efficiencies). The decrease in income tax expense was largely due to an increase in firm transportation of natural gas to Canadian delivery points, which decreased the effective tax rate used in the calculation of deferred tax expense ($3.0 million) combined with other deferred tax adjustments that reduced Seneca's deferred income tax liability by $6.2 million. The decrease in income taxes was partially offset by the non-recurrence of a favorable settlement with a taxing authority that occurred in fiscal 2014.

PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Firm Transportation	$229,895	$214,611	$207,892
Interruptible Transportation	3,995	2,971	2,666
	233,890	217,582	210,558
Firm Storage Service	70,351	70,732	69,878
Interruptible Storage Service	143	3	13
	70,494	70,735	69,891
Other	2,045	3,023	3,959
	$306,429	$291,340	$284,408
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2016	2015	2014
Firm Transportation	740,875	737,206	731,271
Interruptible Transportation	23,548	12,874	4,724
	764,423	750,080	735,995
2016 Compared with 2015
Operating revenues for the Pipeline and Storage segment increased $15.1 million in 2016 as compared with 2015. The increase was primarily due to an increase in transportation revenues of $16.3 million.  The increase in transportation revenues was largely due to demand charges for transportation service from Supply Corporation’s Westside Expansion and Modernization Project, Supply Corporation's Northern Access 2015 project, which were both fully placed in service during the first quarter of fiscal 2016, and Empire's Tuscarora Lateral Project, which was placed in service in November 2015. The increase in transportation revenues was partially offset by a decrease in short-term seasonal contracts for both Empire and Supply Corporation. Operating revenues were also impacted by a 2% reduction in Supply Corporation's rates associated with the rate case settlement, which became effective November 1, 2015. For additional discussion regarding the rate case settlement, refer to the "Other Matters" section below under the heading "Rate and Regulatory Matters".
Transportation volume increased by 14.3 Bcf in 2016 as compared with 2015. The increase in transportation volume primarily reflects the impact of the above mentioned expansion projects being placed in service. Volume fluctuations, other than those caused by the addition or deletion of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.
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
Transportation volume increased by 14.1 Bcf in 2015 as compared with 2014. The increase in transportation volume primarily reflected the results of pricing basis differentials in the Appalachian region in which customers were flowing more natural gas to higher priced markets. The addition of a new contract for interruptible transportation also contributed to the increase in transportation volume.

Earnings
2016 Compared with 2015
The Pipeline and Storage segment’s earnings in 2016 were $76.6 million, a decrease of $3.8 million when compared with earnings of $80.4 million in 2015. The decrease in earnings is primarily due to higher operating expenses ($2.4 million), an increase in depreciation expense ($3.3 million), an increase in property taxes ($0.9 million), higher interest expense ($3.7 million), higher income taxes ($2.7 million) and a decrease in the allowance for funds used during construction (equity component) of $0.9 million. The increase in operating expenses primarily reflects higher pension and other post-retirement benefit costs, higher pipeline integrity program expenses, higher compressor station expenses and higher stock-based compensation expense. The increase in depreciation expense was attributable to projects that were placed in service within the last year. The increase in property taxes was attributable to various expansion projects constructed over the last few years. The increase in interest expense was largely due to Supply Corporation's share of the Company's $450 million long-term debt issuance in June 2015. The increase in income taxes was a result of a reduction in benefits associated with the tax sharing agreement with affiliated companies combined with Empire's provision-to-return adjustments. The decrease in allowance for funds used during construction was mainly due to the above mentioned expansion projects being placed in service in the first quarter of fiscal 2016. The factors contributing to the earnings decrease were partially offset by the positive earnings impact of higher transportation revenues ($10.6 million), as discussed above.
2015 Compared with 2014
The Pipeline and Storage segment’s earnings in 2015 were $80.4 million, an increase of $2.8 million when compared with earnings of $77.6 million in 2014. The increase in earnings was primarily due to the earnings impact of higher transportation revenues of $4.6 million, as discussed above, combined with an increase in the allowance for funds used during construction (equity component) of $2.5 million. The increase in the allowance for funds used during construction was mainly due to capital costs incurred during the year ended September 30, 2015 related to various expansion projects then under construction. These earnings increases were partially offset by higher operating expenses ($2.0 million), an increase in depreciation expense ($1.0 million), an increase in property taxes ($0.9 million) and higher interest expense ($0.8 million). The increase in operating expenses primarily reflects an increase in compressor maintenance costs, an increase in expense related to the reserve for preliminary project costs, an increase in regulatory commission expense and increased personnel costs offset partially by the reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions were not met. The increase in depreciation expense was attributable to incremental depreciation expense related to projects that were placed in service during fiscal 2015. The increase in property taxes was attributable to various expansion projects constructed over the last few years. The increase in interest expense was largely due to Supply Corporation's share of the Company's $450 million long-term debt issuance in June 2015.
GATHERING
Revenues
Gathering Operating Revenues

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Gathering	$89,073	$76,709	$69,937
Processing and Other Revenues	374	497	673
	$89,447	$77,206	$70,610
Gathering Volume — (MMcf)

	Year Ended September 30
	2016	2015	2014
Gathered Volume	161,955	139,629	138,726

2016 Compared with 2015
Operating revenues for the Gathering segment increased $12.2 million in 2016 as compared with 2015. This increase was due to an increase in gathering revenues driven by a 22.3 Bcf increase in gathered volume.  The overall increase in gathered volume was largely due to a 47.0 Bcf increase in gathered volume on Midstream Corporation’s Clermont Gathering System (Clermont), largely attributable to the connection of additional wells to the gathering system as a result of the completion of the Northern Access 2015 project in November and December 2015. This increase in gathered volume was partially offset by a 21.8 Bcf decrease in gathered volume on Midstream Corporation's Trout Run Gathering System (Trout Run) and a 3.1 Bcf decrease in gathered volume on Midstream Corporation's Covington Gathering System (Covington). These decreases were largely due to price related curtailments of Seneca's Marcellus Shale production.
2015 Compared with 2014
Operating revenues for the Gathering segment increased $6.6 million in 2015 as compared with 2014. This increase was due to an increase in gathering revenues driven by higher gathering rates coupled with a 0.9 Bcf increase in gathered volume.  The overall increase in gathered volume was largely due to a 15.4 Bcf increase in gathered volume on Clermont, which was placed in service in July 2014, and a 1.6 Bcf increase in gathered volume on Trout Run where the increase in production during the first two quarters of fiscal 2015 more than offset the impact of low natural gas price related production curtailments experienced in the last two quarters of fiscal 2015. The increases in gathered volume were largely offset by a 14.8 Bcf decrease in gathered volume on Covington, a 1.0 Bcf decrease in gathered volume on Midstream Corporation's Mt. Jewett Gathering System (Mt. Jewett) and a 0.3 Bcf decrease in gathered volume on Midstream Corporation's Tionesta Gathering System (Tionesta). Most of these decreases in gathered volume are attributable to a decrease in Seneca's Marcellus Shale production largely due to the impact of low natural gas prices, which caused Seneca to curtail production.
Earnings
2016 Compared with 2015
The Gathering segment’s earnings in 2016 were $30.5 million, a decrease of $1.3 million when compared with earnings of $31.8 million in 2015.  While gathering revenues increased $8.0 million, as discussed above, the increase in revenues was more than offset by higher interest expense ($4.7 million), higher depreciation expense ($2.9 million) and higher operating expenses ($1.6 million).  The increase in interest expense is largely due to the Gathering segment's share of the Company's $450 million long-term debt issuance in June 2015 coupled with a decrease in capitalized interest, which was due to various Clermont projects being placed in service.  A large increase in plant balances (largely due to various Clermont projects being placed in service), partially offset by the non-recurrence of long-lived asset impairment charges recorded in March 2015 related to the gathering facilities at Tionesta, led to an overall increase in depreciation expense. The increase in operating expenses was largely due to the significant growth of Clermont and its impact on maintenance expense.
2015 Compared with 2014
The Gathering segment’s earnings in 2015 were $31.8 million, a decrease of $0.9 million when compared with earnings of $32.7 million in 2014.  The decrease in earnings was mainly due to the earnings impact of higher depreciation expense ($3.1 million), higher operating expenses ($1.1 million) and higher income tax expense ($1.0 million).  These earnings decreases were partially offset by higher gathering revenues ($4.4 million). The growth of Trout Run and Clermont was primarily responsible for the revenue and operating expense variations.  During the quarter ended March 31, 2015, the Company recorded long-lived asset impairment charges ($1.0 million) related to its gathering facilities at Tionesta. This impairment, combined with greater plant balances, led to an increase in depreciation expense. The increase in income tax expense was due to higher state income taxes and the impact of the provision-to-return adjustments.

UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Retail Revenues:
Residential	$360,648	$480,163	$590,080
Commercial	44,994	61,099	78,036
Industrial	1,785	2,655	3,692
	407,427	543,917	671,808
Off-System Sales	1,877	11,773	19,712
Transportation	124,120	142,289	150,158
Other	10,723	18,288	7,940
	$544,147	$716,267	$849,618
Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2016	2015	2014
Retail Sales:
Residential	49,971	59,600	60,101
Commercial	7,247	8,710	8,834
Industrial	244	337	393
	57,462	68,647	69,328
Off-System Sales	1,243	3,787	4,564
Transportation	70,847	78,749	80,949
	129,552	151,183	154,841
Degree Days

					Percent (Warmer) Colder Than
Year Ended September 30		Normal		Actual	Normal	Prior Year
2016(1)	Buffalo	6,653	(4)	5,611	(15.7)%	(19.5)%
	Erie	6,181	(4)	5,182	(16.2)%	(21.3)%
2015(2)	Buffalo	6,617		6,968	5.3%	(1.7)%
	Erie	6,147		6,586	7.1%	(2.3)%
2014(3)	Buffalo	6,617		7,087	7.1%	15.4%
	Erie	6,147		6,742	9.7%	14.5%

(1)	Percents compare actual 2016 degree days to normal degree days and actual 2016 degree days to actual 2015 degree days.

(2)	Percents compare actual 2015 degree days to normal degree days and actual 2015 degree days to actual 2014 degree days.

(3)	Percents compare actual 2014 degree days to normal degree days and actual 2014 degree days to actual 2013 degree days.

(4)
Normal degree day estimates changed to 6,653 for Buffalo and 6,181 for Erie as a result of updated information from the National Oceanic and Atmospheric Administration. In addition, normal degree days for 2016 reflect the fact that 2016 was a leap year.

2016 Compared with 2015
Operating revenues for the Utility segment decreased $172.1 million in 2016 compared with 2015. This decrease largely resulted from a $136.5 million decrease in retail gas sales revenues. In addition, there was a $9.9 million decrease in off-system sales, an $18.2 million decrease in transportation revenues, and a $7.5 million decrease in other revenues. The decrease in retail gas sales revenue was largely a result of a decrease in the cost of gas sold (per Mcf) coupled with lower volumes due to warmer weather. The $18.2 million decrease in transportation revenues was primarily due to a 7.9 Bcf decrease in transportation throughput due to warmer weather experienced during the fiscal 2016 winter relative to the fiscal 2015 winter. The decrease in off-system sales was due to market conditions that have continued to reduce the volumes and the price at which off-system gas could be sold. Due to profit sharing with retail customers, the margins resulting from off-system sales are minimal. The decrease in other revenues was largely due to the non-recurrence of a regulatory adjustment recorded during fiscal 2015 to recognize an under collection of a New York State regulatory assessment from customers. In addition, a reversal of an accrual for an estimated sharing refund provision in New York did not recur in 2016.
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
The $127.9 million decrease in retail gas sales revenues was largely a result of a decrease in the cost of gas sold (per Mcf) coupled with lower volumes due to slightly warmer weather than the prior year. The $7.9 million decrease in transportation revenues was primarily due to a 2.2 Bcf decrease in transportation throughput due to slightly warmer weather than the prior year. The $7.9 million decrease in off-system sales was due to lower volumes as market conditions reduced the opportunity for off-system gas sales.
Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $166.2 million, $307.7 million and $446.9 million of Purchased Gas expense during 2016, 2015 and 2014, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period.

Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
Distribution Corporation contracts for long-term firm transportation capacity with Supply Corporation, Empire and six other upstream pipeline companies, and for storage service with Supply Corporation and two other upstream companies. Distribution Corporation utilizes long-term and spot gas supply contracts with various producers and marketers to satisfy purchase requirements. Additional discussion of the Utility segment’s gas purchases appears under the heading “Sources and Availability of Raw Materials” in Item 1.
Earnings
2016 Compared with 2015
The Utility segment’s earnings in 2016 were $51.0 million, a decrease of $12.3 million when compared with earnings of $63.3 million in 2015. The decrease in earnings was largely attributable to the impact of warmer weather in fiscal 2016 compared to fiscal 2015 ($12.5 million), a $2.0 increase in depreciation expense (largely due to higher plant balances) and $3.4 million of regulatory adjustments, as discussed above. The negative earnings impact associated with these factors was partially offset by the positive earnings impact associated with a decrease in operating expenses of $5.6 million (primarily due to a reduction in personnel costs partially offset by higher stock-based compensation expense).
The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For 2016, the WNC increased earnings by approximately $4.4 million as the weather was warmer than normal. In 2015, the WNC reduced earnings by approximately $2.5 million as the weather was colder than normal.
2015 Compared with 2014
The Utility segment’s earnings in 2015 were $63.3 million, a decrease of $0.8 million when compared with earnings of $64.1 million in 2014. The decrease in earnings was largely attributable to an increase in operating expenses ($5.8 million), an increase in depreciation expense ($1.3 million) and the impact of slightly warmer weather in fiscal 2015 compared to fiscal 2014 ($0.6 million). The increase in operating expenses was largely attributable to costs associated with the replacement of the Utility segment’s legacy mainframe systems, partially offset by the reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions were not met. The increase in depreciation expense was due to an increase in plant balances in fiscal 2015 compared to fiscal 2014. These earnings decreases were partially offset by a $6.2 million increase in regulatory adjustments, as discussed above, and a $0.9 million increase in capacity release revenues, as discussed above.
ENERGY MARKETING
Revenues
Energy Marketing Operating Revenues

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Natural Gas (after Hedging)	$94,028	$160,651	$273,099
Other	434	55	53
	$94,462	$160,706	$273,152

Energy Marketing Volume

	Year Ended September 30
	2016	2015	2014
Natural Gas — (MMcf)	39,849	46,752	52,694
2016 Compared with 2015
Operating revenues for the Energy Marketing segment decreased $66.2 million in 2016 as compared with 2015. The decrease is primarily due to a decline in gas sales revenue due to a lower average price of natural gas period over period. A decrease in volume sold to retail customers as a result of warmer weather also contributed to the decline in operating revenues.
2015 Compared with 2014
Operating revenues for the Energy Marketing segment decreased $112.4 million in 2015 as compared with 2014. The decrease was primarily due to a decline in gas sales revenue due to a lower average price of natural gas period over period and a decrease in volume sold to retail customers.
Earnings
2016 Compared with 2015
The Energy Marketing segment’s earnings in 2016 were $4.3 million, a decrease of $3.5 million when compared with earnings of $7.8 million in 2015. This decrease in earnings was largely attributable to lower margin of $3.6 million. The decrease in margin largely reflects the margin impact associated with the decrease in volume sold to retail customers as a result of warmer weather during the year ended September 30, 2016 compared to the year ended September 30, 2015. Margin was also negatively impacted by changes in natural gas prices at local purchase points relative to NYMEX-based customer sales contracts. This decrease was partially offset by an increase to margin due to an increase in the benefit the Energy Marketing segment realized from its contracts for storage capacity.
2015 Compared with 2014
The Energy Marketing segment’s earnings in 2015 were $7.8 million, an increase of $1.2 million when compared with earnings of $6.6 million in 2014. This increase in earnings was largely attributable to higher margin of $1.4 million. The increase in margin largely reflected a reduction in pipeline capacity reservation charges due to the turn back of certain storage and transportation capacity, higher average margins per Mcf, and an increase in the benefit the Energy Marketing segment realized from its contracts for storage capacity. These increases were partially offset by slightly lower margin associated with unbilled revenue. The Energy Marketing segment began recording unbilled revenue and related gas costs during the quarter ended December 31, 2013. Prior to that quarter, Energy Marketing segment revenues and related purchased gas costs had been recorded when billed, resulting in a one-month lag. As a result of eliminating the one-month lag, revenues and related gas costs for the year ended September 30, 2014 reflected thirteen months of activity whereas the revenue and related gas costs for the year ended September 30, 2015 reflected twelve months of activity.
ALL OTHER AND CORPORATE OPERATIONS
All Other and Corporate operations primarily includes the operations of Seneca’s Northeast Division and corporate operations. Seneca’s Northeast Division markets timber from its New York and Pennsylvania land holdings.
Earnings
2016 Compared with 2015
All Other and Corporate operations recorded a loss of $0.5 million in 2016, which was $5.2 million lower than the loss of $5.7 million in 2015. The reduction in loss can be attributed to a death benefit gain on life insurance of $1.7 million that was recognized during the year ended September 30, 2016 and was recorded in Other Income.

In addition, lower operating expenses of $0.5 million (primarily due to a decrease in personnel costs partially offset by higher stock-based compensation expense), higher margins of $0.9 million (from the sale of standing timber and stumpage tracts by Seneca's land and timber division) and the impact of lower income tax expense of $1.6 million (primarily due to consolidated tax sharing adjustments) further reduced the loss during the year ended September 30, 2016.
2015 Compared with 2014
All Other and Corporate operations recorded a loss of $5.7 million in 2015, which was $2.6 million higher than the loss of $3.1 million in 2014. The increase in loss was primarily due to the non-recurrence of a $3.6 million death benefit gain on life insurance proceeds recognized during the quarter ended March 31, 2014, which was recorded in Other Income. A $0.8 million decrease in margin from the sale of standing timber (including certain timber stumpage tracts by Seneca’s land and timber division) decreased earnings further. These decreases were offset partially by lower income tax expense of $1.2 million (primarily due to consolidated tax sharing) and lower operating expenses of $1.1 million (largely due to the reversal of stock-based compensation expense for certain performance based restricted stock unit awards since performance conditions were not met).
INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt increased $21.4 million in 2016 as compared to 2015. This increase is primarily due to additional long-term debt that was issued in fiscal 2015. The Company issued $450 million of 5.20% notes in June 2015. Additionally, capitalized interest decreased as a result of various projects being placed into service, which increased interest expense for the year ended September 30, 2016 as compared to the year ended September 30, 2015.
Interest on long-term debt increased $5.7 million in 2015 as compared to 2014. This increase was due to additional long-term debt that was issued in fiscal 2015. The Company issued $450 million of 5.20% notes in June 2015. This was partially offset by the impact of an increase in capitalized interest (mostly in Midstream Corporation), which decreased interest expense for the year ended September 30, 2015 as compared to the year ended September 30, 2014.
CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2016	2015	2014
	(Millions)
Provided by Operating Activities	$589.0	$853.6	$909.4
Capital Expenditures	(581.6)	(1,018.2)	(914.4)
Net Proceeds from Sale of Oil and Gas Producing Properties	137.3	—	—
Other Investing Activities	(9.2)	(6.6)	6.0
Change in Notes Payable to Banks and Commercial Paper	—	(85.6)	85.6
Net Proceeds from Issuance of Long-Term Debt	—	444.6	—
Net Proceeds from Issuance of Common Stock	13.8	10.5	7.5
Dividends Paid on Common Stock	(134.8)	(130.7)	(126.7)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	1.9	9.1	4.6
Net Increase (Decrease) in Cash and Temporary Cash Investments	$16.4	$76.7	$(28.0)

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
Net cash provided by operating activities totaled $589.0 million in 2016, a decrease of $264.6 million compared with the $853.6 million provided by operating activities in 2015. The decrease in cash provided by operating activities reflects lower cash provided by operating activities in the Exploration and Production segment and the Utility segment. The decrease in the Exploration and Production segment is primarily due to lower cash receipts from crude oil and natural gas production as a result of lower crude oil and natural gas prices and curtailed production. The decrease in the Utility segment is primarily due to the timing of gas cost recovery.
Net cash provided by operating activities totaled $853.6 million in 2015, a decrease of $55.8 million compared with the $909.4 million provided by operating activities in 2014. The decrease in cash provided by operating activities reflects lower cash provided by operating activities in the Exploration and Production segment. The decrease was partially offset by the increase in cash provided by operating activities in the Utility segment, Pipeline and Storage segment and Gathering segment. The decrease in the Exploration and Production segment was primarily due to lower cash receipts from crude oil and natural gas production as a result of lower crude oil and natural gas prices. The increase in the Utility segment was primarily due to the timing of gas cost recovery and the timing of receivable collections. The increase in the Gathering segment was primarily a result of an increase in Seneca’s Marcellus Shale production, which resulted in higher gathering revenues at the Trout Run and Clermont gathering systems. Lastly, the increase in the Pipeline and Storage segment was due to higher cash receipts from transportation revenues as a result of expansion projects coming on-line.

INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets, including non-cash capital expenditures, totaled $523.1 million, $1.0 billion and $969.9 million in 2016, 2015 and 2014, respectively. The table below presents these expenditures:

	Year Ended September 30
	2016		2015		2014
	(Millions)
Exploration and Production:
Capital Expenditures	$256.1	(1)	$557.3	(2)	$602.7	(3)
Pipeline and Storage:
Capital Expenditures	114.3	(1)	230.2	(2)	139.8	(3)
Gathering:
Capital Expenditures	54.3	(1)	118.2	(2)	137.8	(3)
Utility:
Capital Expenditures	98.0	(1)	94.4	(2)	88.8	(3)
All Other and Corporate:
Capital Expenditures	0.4		0.4		0.8
Total Expenditures	$523.1		$1,000.5		$969.9

(1)
2016 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $25.2 million, $18.7 million, $5.3 million and $11.2 million, respectively, of non-cash capital expenditures. The capital expenditures for the Exploration and Production segment do not include any proceeds from the sale of oil and gas assets to IOG under the joint development agreement.

(2)
2015 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $46.2 million, $33.9 million, $22.4 million and $16.5 million, respectively, of non-cash capital expenditures.

(3)
2014 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $80.1 million, $28.1 million, $20.1 million and $8.3 million, respectively, of non-cash capital expenditures.

Exploration and Production
In 2016, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $217.3 million for the Appalachian region (including $201.8 million in the Marcellus Shale area) and $38.8 million for the West Coast region. These amounts included approximately $92.8 million spent to develop proved undeveloped reserves.
On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. The extended joint development agreement gives IOG the option to participate in an additional 7-well Marcellus pad that is expected to be completed before December 31, 2017, which, if exercised, would increase the maximum number of joint development wells to 82. Under the original joint development agreement, IOG had committed to develop 42 Marcellus wells. As of September 30, 2016, Seneca had received $137.3 million of cash and had recorded a $19.6 million receivable in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells. The cash proceeds and receivable were recorded by Seneca as a

$156.9 million reduction of property, plant and equipment. For further discussion of the extended joint development agreement, refer to Item 8 at Note A - Summary of Significant Accounting Policies under the heading “Property, Plant and Equipment.”
On June 30, 2016, Seneca sold the majority of its Upper Devonian wells in Pennsylvania. While the proceeds from the sale were not significant, it did result in a $58.4 million reduction of its Asset Retirement Obligation for the year ended September 30, 2016.
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
Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures for 2016 were mainly for expenditures related to Empire and Supply Corporation's Northern Access 2016 Project ($26.7 million), Supply Corporation's Northern Access 2015 Project ($13.1 million), Supply Corporation's Westside Expansion and Modernization Project ($11.1 million), Supply Corporation's Line D Expansion Project ($10.4 million) and Empire and Supply Corporation's Tuscarora Lateral Project ($7.6 million), as discussed below. In addition, the Pipeline and Storage segment capital expenditures for 2016 also include additions, improvements and replacements to this segment’s transmission and gas storage systems.
The majority of the Pipeline and Storage segment’s capital expenditures for 2015 were mainly for expenditures related to Supply Corporation's Westside Expansion and Modernization Project ($63.0 million), Empire and Supply Corporation's Tuscarora Lateral Project ($53.7 million), Supply Corporation's Northern Access 2015 Project ($40.4 million), Supply Corporation's Northern Access 2016 Project ($5.9 million) and Supply Corporation's Mercer Expansion Project ($5.4 million). In addition, the Pipeline and Storage segment capital expenditures for 2015 also include additions, improvements and replacements to this segment’s transmission and gas storage systems.
The majority of the Pipeline and Storage segment’s capital expenditures for 2014 were related to additions, improvements, and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2014 included expenditures related to Supply Corporation’s Mercer Expansion Project ($27.0 million), Supply Corporation’s Northern Access 2015 project ($11.1 million) and Supply Corporation’s Westside Expansion and Modernization Project ($4.8 million).
Gathering
The majority of the Gathering segment’s capital expenditures for 2016 were for the continued buildout of Midstream Corporation’s Clermont Gathering System ($43.2 million), as discussed below.
The majority of the Gathering segment’s capital expenditures for 2015 were for the construction of Midstream Corporation’s Clermont Gathering System ($117.3 million).
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
Utility
The majority of the Utility segment’s capital expenditures for 2016, 2015 and 2014 were made for replacement of mains and main extensions and for the replacement of service lines. The capital expenditures for 2016, 2015 and 2014 included $16.4 million, $18.4 million and $15.6 million, respectively, related to the replacement of the Utility segment’s customer information system, as discussed below.
Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2017	2018	2019
	(Millions)
Exploration and Production(1)	$225	$400	$355
Pipeline and Storage	415	240	250
Gathering	70	80	110
Utility	95	95	95
All Other	—	—	—
	$805	$815	$810

(1)
Includes estimated expenditures for the years ended September 30, 2017, 2018 and 2019 of approximately $124 million, $98 million and $44 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. The capital expenditures for the Exploration and Production segment do not include any potential proceeds from the sale of oil and gas assets to IOG under the joint development agreement.

Exploration and Production
Estimated capital expenditures in 2017 for the Exploration and Production segment include approximately $185 million for the Appalachian region and $40 million for the West Coast region.
Estimated capital expenditures in 2018 for the Exploration and Production segment include approximately $370 million for the Appalachian region and $30 million for the West Coast region.
Estimated capital expenditures in 2019 for the Exploration and Production segment include approximately $320 million for the Appalachian region and $35 million for the West Coast region.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2017 through 2019 are expected to include: construction of new pipeline and compressor stations to support expansion projects, the replacement of transmission and storage lines, the reconditioning of storage wells and improvements of compressor stations. Expansion projects are discussed below.
In light of the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire are actively pursuing several expansion projects and paying for preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet. As of September 30, 2016, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.4 million.

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
The Westside Expansion and Modernization Project, which further increases Supply Corporation's capacity to move gas north and south on its Line N system to Texas Eastern Transmission, LP (“TETCO”) at Holbrook and Tennessee Gas Pipeline ("TGP") at Mercer, was fully placed in service during the first quarter of fiscal 2016. As of September 30, 2016, approximately $79.0 million has been spent on the Westside Expansion and Modernization Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2016.
Supply Corporation and TGP jointly developed the Northern Access 2015 project that combines expansions on both pipeline systems, providing a seamless transportation path from TGP’s 300 Line in the Marcellus fairway to the TransCanada Pipeline delivery point at Niagara.  Northern Access 2015 was fully placed in service during the first quarter of fiscal 2016. As of September 30, 2016, approximately $64.6 million has been spent on the Northern Access 2015 project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2016.
Supply Corporation and Empire have been working with Seneca to develop a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa (“Northern Access 2016”) and an interconnection with TGP's 200 Line in East Aurora, New York. Similar to the goal of the Northern Access 2015 project, the separate and distinct Northern Access 2016 project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access 2016 project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. The target in-service date for this project is November 1, 2017. The preliminary cost estimate for the Northern Access 2016 project is $455 million.  Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On July 24, 2014, Supply Corporation and Empire initiated the FERC NEPA Pre-filing process on this project and both parties filed a joint FERC 7(b) and 7(c) application in early March 2015 and amended that application on November 2, 2015. On July 27, 2016, the FERC issued the Environmental Assessment for the project, completing a significant milestone in the FERC review process. As of September 30, 2016, approximately $46.9 million has been spent on the Northern Access 2016 project, including $14.3 million that has been spent to study the project. The Company has determined it is highly probable that the project will be built. Accordingly, previous reserves have been reversed and this $14.3 million of project costs has been reestablished as a Deferred Charge on the Consolidated Balance Sheet. The remaining $32.6 million spent on the project has been capitalized as Construction Work in Progress. The remainder of the preliminary cost estimate expected to be spent on this project is included as Pipeline and Storage estimated capital expenditures in the table above.
On November 21, 2014, Supply Corporation concluded an Open Season for an expansion of its Line D pipeline (“Line D Expansion”) that is intended to allow growing on-system markets to avail themselves of economical gas supply on the TGP 300 line, at an existing interconnect at Lamont, Pennsylvania, and provide increased capacity into the Erie, Pennsylvania market area. Supply Corporation has executed Service Agreements for a total of 77,500 Dth per day for terms of six to ten years. The project involves construction of a new 4,152 horsepower Keelor Compressor Station and modifications to the Roystone and Bowen compressor stations at an estimated capital cost of approximately $27.9 million. The project will also provide system modernization benefits. Supply Corporation filed on December 22, 2015 for authorization to construct this project under its FERC blanket certificate and completed the FERC notice period on February 26, 2016. Although the portion of the project associated with the construction of the Keelor Compressor Station awaits receipt of an Air Permit from the PaDEP, the target in-service date is April 1, 2017. As of September 30, 2016, approximately $10.4 million has been capitalized as Construction Work in Progress for the Line D Expansion project. The remaining expenditures expected to be spent are included in Pipeline and Storage estimated capital expenditures in the table above.

Empire and Supply Corporation's Tuscarora Lateral Project, which allows Empire to provide firm no-notice storage and transportation services to new and existing shippers on its system, was placed in service in November 2015. As of September 30, 2016, approximately $63.0 million has been spent on the Tuscarora Lateral Project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2016.
Empire is developing an expansion of its system, and concluded an Open Season on November 18, 2015, that would allow for the transportation of approximately 300,000 Dth per day of additional Marcellus supplies from Millennium Pipeline at Corning, from Supply Corporation at Tuscarora, or from new interconnections in Tioga County, Pennsylvania, to the TransCanada Pipeline and the TGP 200 Line (“Empire North Project”), and is negotiating precedent agreements with prospective shippers for that capacity. The preliminary cost estimate for the Empire North Project is approximately $185 million dependent on final receipt and delivery point selections.  As of September 30, 2016, approximately $0.3 million has been spent to study this project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2016.
Gathering
The majority of the Gathering segment capital expenditures in 2017 through 2019 are expected to be for construction and expansion of gathering systems, as discussed below.
NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The total cost estimate for the continued buildout will be dependent on the nature and timing of the shippers', including Seneca's, long-term plans. As of September 30, 2016, approximately $259.6 million has been spent on the Clermont Gathering System, including approximately $43.2 million spent during the year ended September 30, 2016, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2016.
NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 42 miles of backbone and in-field gathering pipelines and two compressor stations.  Estimated capital expenditures in 2017 through 2019 include anticipated expenditures in the range of $50 million to $100 million for the continued expansion of the Trout Run Gathering System. As of September 30, 2016, the Company has spent approximately $167.2 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2016.
Utility
Capital expenditures for the Utility segment in 2017 through 2019 are expected to be concentrated in the areas of main and service line improvements and replacements and, to a lesser extent, the purchase of new equipment.
Project Funding
The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings. Going forward, while the Company expects to use cash on hand and cash from operations as the first means of financing these projects, the Company may issue short-term debt as necessary during fiscal 2017 to help meet its capital expenditures needs. The level of short-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.  As disclosed above, the Company expects to be precluded from issuing new long-term debt until the second half of fiscal 2017 as a means of financing projects.
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
FINANCING CASH FLOW
The Company had no consolidated short-term debt outstanding at September 30, 2016 and September 30, 2015. The maximum amount of short-term debt outstanding during the year ended September 30, 2016 was $62.4 million. While the Company did not have any outstanding commercial paper and short-term notes payable to banks at September 30, 2016, the Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
On September 9, 2016, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of 14 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019. The Credit Agreement also provides a $500.0 million 364-day unsecured committed revolving credit facility with 11 of the 14 banks through September 8, 2017. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines.
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .675 at the last day of any fiscal quarter through September 30, 2017, or .65 at the last day of any fiscal quarter from October 1, 2017 through December 5, 2019. At September 30, 2016, the Company’s debt to capitalization ratio (as calculated under the facility) was .58. The constraints specified in the Credit Agreement would have permitted an additional $1.08 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .675.
A downgrade in the Company’s credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company's subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. If the Company is not able to maintain investment-grade credit ratings, it may not be able to access commercial paper markets. However, the Company expects that it could borrow under its credit facilities or rely upon other liquidity sources, including cash provided by operations.
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2016, the Company did not have any debt outstanding under the Credit Agreement.
On June 25, 2015, the Company issued $450.0 million of 5.20% notes due July 15, 2025. After deducting underwriting discounts and commissions, the net proceeds to the Company amounted to $444.6 million. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of a change in control and a ratings downgrade to a rating below investment grade. The proceeds of this debt issuance were used for general corporate purposes, including the reduction of short-term debt.
None of the Company’s long-term debt at September 30, 2016 and 2015 had a maturity date within the following twelve-month period.

The Company’s embedded cost of long-term debt was 5.53% at both September 30, 2016 and September 30, 2015. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
Under the Company’s existing indenture covenants, at September 30, 2016, the Company expects to be precluded from issuing additional long-term unsecured indebtedness until the second half of fiscal 2017 as a result of impairments of its oil and gas properties recognized during the years ended September 30, 2016 and 2015, as discussed above. The 1974 indenture would not preclude the Company from issuing new indebtedness to replace maturing debt and the Company expects that it could borrow under its credit facilities. The Company's present liquidity position is believed to be adequate to satisfy known demands. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $98.7 million (or 4.7%) of the Company’s long-term debt (as of September 30, 2016) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $28.6 million. These leases have been entered into for the use of compressors, drilling rigs, buildings and other items and are accounted for as operating leases.
CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2016, and the twelve-month periods over which they occur:

	Payments by Expected Maturity Dates
	2017	2018	2019	2020	2021	Thereafter	Total
	(Millions)
Long-Term Debt, including interest expense(1)	$115.3	$406.4	$336.7	$74.0	$74.0	$1,687.4	$2,693.8
Operating Lease Obligations	$13.7	$5.8	$4.2	$3.0	$1.5	$0.4	$28.6
Purchase Obligations:
Gas Purchase Contracts(2)	$180.1	$16.9	$2.1	$—	$—	$—	$199.1
Transportation and Storage Contracts(3)	$61.1	$79.6	$92.6	$95.3	$83.8	$794.4	$1,206.8
Hydraulic Fracturing and Fuel Obligations	$25.2	$—	$—	$—	$—	$—	$25.2
Pipeline, Compressor and Gathering Projects	$52.5	$7.2	$0.1	$0.1	$0.1	$0.5	$60.5
Other	$19.5	$9.4	$8.0	$5.9	$5.6	$4.8	$53.2

(1)
Refer to Note E — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense.

(2)	Gas prices are variable based on the NYMEX prices adjusted for basis.

(3)
Transportation service contractual obligations include the following precedent agreements executed by the Exploration and Production segment for transportation of Appalachian gas: $14.2 million for 2017, $31.6 million for 2018, $44.4 million for 2019, $46.3 million for 2020, $47.0 million for 2021 and $703.0 million thereafter.

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
The Company has made certain other guarantees on behalf of its subsidiaries. The guarantees relate primarily to: (i) obligations under derivative financial instruments, which are included on the Consolidated Balance Sheets in accordance with the authoritative guidance (see Item 7, MD&A under the heading “Critical Accounting Estimates - Accounting for Derivative Financial Instruments”); (ii) NFR obligations to purchase gas or to purchase gas transportation/storage services where the amounts due on those obligations each month are included on the Consolidated Balance Sheets as a current liability; and (iii) other obligations which are reflected on the Consolidated Balance Sheets. The Company believes that the likelihood it would be required to make payments under the guarantees is remote, and therefore has not included them in the table above.
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
The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). The Company has been making contributions to the Retirement Plan over the last several years and anticipates that it will continue making contributions to the Retirement Plan. During 2016, the Company contributed $7.0 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2017 will be in the range of $15.0 million to $20.0 million. The Company expects that all subsidiaries having employees covered by the Retirement Plan will make contributions to the Retirement Plan. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through short-term borrowings or cash from operations.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and 401(h) accounts over the last several years and anticipates that it will continue making contributions to the VEBA trusts and 401(h) accounts. During 2016, the Company contributed $2.6 million to its VEBA trusts and 401(h) accounts. The Company anticipates that the annual contribution to its VEBA trusts and 401(h) accounts in 2017 will be in the range of $3.0 million to $5.0 million. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments.
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and futures contracts, as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production and Energy Marketing segments. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2016 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.
On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets.  Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives have or will become effective as federal agencies (including the CFTC, various banking regulators and the SEC) adopt rules to implement the law.  Among other things, the Dodd-Frank Act (1) regulates certain participants in the swaps markets, including new entities defined as “swap dealers” and “major swap participants,” (2) requires clearing and exchange-trading of certain swaps that the CFTC determines must be cleared, (3) requires reporting and recordkeeping of swaps, and (4) enhances the CFTC’s enforcement authority, including the authority to establish position limits on derivatives and increases penalties for violations of the Commodity Exchange Act.  For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk.  Nevertheless, other rules that have been adopted or are being developed could have a significant impact on the Company.  For example, the CFTC has imposed numerous registration, swaps documentation, business conduct, reporting, and recordkeeping requirements on swap dealers and major swap participants, which frequently are counterparties to the Company’s derivative hedging transactions. While many of the final rules adopted by the CFTC and other regulators place specific conditions on the operations of swap dealers and major swap participants, concern remains that swap dealers and major swap participants will pass along their increased costs stemming from the final and proposed rules through higher transaction costs and prices or other direct or indirect costs. For example, the Dodd-Frank Act requires that certain swaps be cleared and traded on exchanges or swap execution facilities, with certain exceptions for swaps that end-users such as the Company use to hedge or mitigate commercial risk. While the Company expects to be excluded from these clearing and trading requirements for swaps used to hedge its commercial risks, there may be increased transaction costs or decreased liquidity with respect to entering into such uncleared and non-exchange traded swaps. Also, during the fourth calendar quarter of 2015, the bank regulators and the CFTC, respectively, adopted final margin rules that apply to swap dealers and major swap participants with respect to uncleared swaps. While these rules do not impose a requirement on swap dealers and major swap participants to collect margin for uncleared swaps from non-financial end users such as the Company, the obligations may increase the costs of uncleared swaps. For example, among other things, to fulfill obligations imposed on them under the rules, swap dealers may seek to negotiate collateral or other credit arrangements in their swap agreements with counterparties, which would increase the cost of transactions in uncleared swaps and affect the Company’s liquidity and reduce our available cash.  In May 2016, the CFTC issued a supplemental proposal to its position limit rules that would impose speculative position limits on positions in 28 core physical commodity contracts as well as economically equivalent futures, options and swaps. While the Company does not intend to enter into positions on a speculative basis, such rules could nevertheless impact the ability of the Company to enter into certain derivative hedging transactions with respect to such commodities. If we reduce our use of hedging transactions as a result of final regulations to be issued by the CFTC, our results of operations may become more volatile and our cash flows may be less predictable. The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, documentation, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.  Finally, the CFTC has adopted additional anti-market manipulation, anti-fraud and disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options and swaps markets. Given the novelty of the regulations under the Dodd-Frank Act, it is difficult to predict how the evolving enforcement priorities of the CFTC will impact our business. Should we violate the laws regulating hedging activities or regulations promulgate d by the CFTC, we could be subject to CFTC enforcement action and material penalties and sanctions. The Company continues to monitor these developments but cannot predict the impact the Dodd-Frank Act may ultimately have on its operations.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2016, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2016. At September 30, 2016, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2021.
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2017	2018	2019	2020	2021	Total
Notional Quantities (Equivalent Bcf)	64.0	34.6	31.6	23.2	5.2	158.6
Weighted Average Fixed Rate (per Mcf)	$4.20	$3.53	$3.27	$3.17	$3.13	$3.68
Weighted Average Variable Rate (per Mcf)	$3.12	$3.12	$2.94	$2.92	$3.09	$3.05
Of the total Bcf above, 1.6 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $3.97 per Mcf. The remaining 157.0 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $3.53 per Mcf.
At September 30, 2016, the Company had long (purchased) swaps covering 2.3 Bcf extending through 2019 at a weighted average fixed rate of $3.64 per Mcf and a weighted average settlement rate of $3.13 per Mcf. The Company had short (sold) swaps covering 156.3 Bcf extending through 2021 at a weighted average fixed rate of $3.68 per Mcf and a weighted average settlement rate of $3.05 per Mcf at September 30, 2016.
At September 30, 2015, the Company had long swaps covering 2.8 Bcf extending through 2019 at a weighted average fixed rate of $3.71 per Mcf and a weighted average settlement rate of $3.04 per Mcf. The Company had short swaps covering 174.3 Bcf extending through 2020 at a weighted average fixed rate of $4.06 per Mcf and a weighted average settlement rate of $2.86 per Mcf.
Crude Oil Price Swap Agreements

	2017	2018	2019	Total
Notional Quantities (Equivalent Bbls)	1,128,000	507,000	120,000	1,755,000
Weighted Average Fixed Rate (per Bbl)	$66.05	$57.66	$53.00	$62.73
Weighted Average Variable Rate (per Bbl)	$50.80	$53.17	$54.57	$51.74
At September 30, 2016, the Company would have received from its respective counterparties an aggregate of approximately $95.2 million to terminate the natural gas price swap agreements outstanding at that date. The Company would have received from its respective counterparties an aggregate of approximately $19.1 million to terminate the crude oil price swap agreements outstanding at September 30, 2016.

At September 30, 2015, the Company had natural gas price swap agreements covering 177.1 Bcf at a weighted average fixed rate of $4.05 per Mcf. The Company also had crude oil price swap agreements covering 2,196,000 Bbls at a weighted average fixed rate of $84.21 per Bbl.
The following table discloses the net contract volume purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2016, the Company did not hold any futures contracts with maturity dates extending beyond 2019 (the futures contracts maturing in 2020 were insignificant).
Futures Contracts

	Expected Maturity Dates
	2017	2018	2019	Total
Net Contract Volume Purchased (Sold) (Equivalent Bcf)	3.7	2.8	0.5	7.0
Weighted Average Contract Price (per Mcf)	$3.58	$3.39	$3.13	$3.52
Weighted Average Settlement Price (per Mcf)	$3.42	$3.33	$3.03	$3.38
At September 30, 2016, the Company had long (purchased) contracts covering 10.5 Bcf of gas extending through 2019 at a weighted average contract price of $3.46 per Mcf and a weighted average settlement price of $3.39 per Mcf. All of this is accounted for as fair value hedges and are used by the Company’s Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed due to the fixed price gas sales commitments that it enters into with certain residential, commercial, industrial, public authority and wholesale customers. The Company would have paid $0.8 million to terminate these contracts at September 30, 2016.
At September 30, 2016, the Company had short (sold) contracts covering 3.5 Bcf of gas extending through 2019 at a weighted average contract price of $3.71 per Mcf and a weighted average settlement price of $3.37 per Mcf. Of this amount, 2.9 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Company's Energy Marketing segment. The remaining 0.6 Bcf is accounted for as fair value hedges, the majority of which are used to hedge against falling prices, a risk to which the Energy Marketing segment is exposed due to the fixed price gas purchase commitments that it enters into with certain natural gas suppliers. The Company would have received $1.1 million to terminate these contracts at September 30, 2016.
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
The following table discloses foreign exchange contract information by expected maturity dates. The Company receives a fixed price in exchange for paying a variable price as noted in the Canadian to U.S. dollar forward exchange rates. Notional amounts (Canadian dollars) are used to calculate the contractual payments to be exchanged under contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2016. At September 30, 2016, the Company had not entered into any foreign currency exchange contracts extending beyond 2026.

	Expected Maturity Dates
	2017	2018	2019	2020	2021	Thereafter	Total
Notional Quantities (Canadian Dollar in millions)	$12.0	$12.0	$12.0	$12.0	$6.0	$24.5	$78.5
Weighted Average Fixed Rate ($Cdn/$US)	$1.24	$1.24	$1.23	$1.22	$1.29	$1.27	$1.25
Weighted Average Variable Rate ($Cdn/$US)	$1.28	$1.28	$1.28	$1.27	$1.29	$1.28	$1.28
At September 30, 2016, absent other positions with the same counterparties, the Company would have paid its respective counterparties an aggregate of $2.3 million to terminate these foreign exchange contracts.
Refer to Item 8 at Note G — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term fixed rate debt is $2.3 billion at September 30, 2016. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$—	$300.0	$250.0	$—	$500.0	$1,049.0	$2,099.0
Weighted Average Interest Rate Paid	—	6.5%	8.8%	—	4.9%	4.7%	5.5%
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
On April 28, 2016, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by approximately $41.7 million. Distribution Corporation explained in the filing that its request for rate relief was necessitated by a revenue requirement driven primarily by rate base growth, higher operating expense and higher depreciation expense that are not reflected in current rates, among other things. The rate filing includes a proposal for system infrastructure modernization that includes the acceleration of Distribution Corporation’s replacement of certain gas mains, which are of a type generically classified by the NYPSC as “leak prone pipe”. The NYPSC may accept, reject or modify Distribution Corporation’s filing. On October 19, 2016, the Company filed a Notice of Impending Confidential Settlement Negotiations notifying the NYPSC that Distribution Corporation, Department of Public Service Staff

and other interested parties were entering into settlement discussions, which may result in settlement of some or all of the issues raised in the proceeding. The outcome of the proceeding cannot be ascertained at this time.
Pennsylvania Jurisdiction
Distribution Corporation’s current delivery charges in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007.
Pipeline and Storage
Supply Corporation's current rate settlement requires a rate case filing no later than December 31, 2019 and prohibits any party from seeking to initiate a rate case proceeding before September 30, 2017. Under the settlement, Supply Corporation reduced its maximum reservation, capacity, demand and deliverability rates by 2% on November 1, 2015 and will reduce those rates by an additional 2% on November 1, 2016.
By order dated January 21, 2016, the FERC began a NGA Section 5 rate review of Empire's rates. As required by that order, Empire filed a Cost and Revenue Study on April 5, 2016. On May 25, 2016, Empire reached a settlement in principle on this matter that would, among other things, reduce certain of Empire’s maximum transportation rates over a 14-month period, which, based on current contracts, is estimated to reduce Empire’s revenues on a yearly basis by between $3 million to $4 million. The settlement also reduces Empire’s depreciation rate from 2.5% to 2%. In addition, the settlement provides an annual revenue sharing mechanism, pursuant to which non-expansion transportation revenues exceeding $73.5 million are shared on a tiered basis. Under the settlement, Empire will be required to make a general rate filing no later than July 1, 2021. On July 22, 2016, Empire filed the settlement at the FERC and on October 20, 2016, the FERC issued an order conditionally approving the settlement. The settlement is not expected to have a material impact on the Company’s financial condition.
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

2.
Governmental/regulatory actions, initiatives and proceedings, including those involving rate cases (which address, among other things, target rates of return, rate design and retained natural gas), environmental/safety requirements, affiliate relationships, industry structure, and franchise renewal;

3.	Impairments under the SEC’s full cost ceiling test for natural gas and oil reserves;

4.	Changes in the price of natural gas or oil;

5.
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

8.
Changes in price differentials between similar quantities of natural gas or oil at different geographic locations, and the effect of such changes on commodity production, revenues and demand for pipeline transportation capacity to or from such locations;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of National Fuel Gas Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries at September 30, 2016 and September 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
November 18, 2016

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2016	2015	2014
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$624,602	$860,618	$1,103,149
Exploration and Production and Other Revenues	611,766	696,709	808,595
Pipeline and Storage and Gathering Revenues	216,048	203,586	201,337
	1,452,416	1,760,913	2,113,081

Operating Expenses:
Purchased Gas	147,982	349,984	605,838
Operation and Maintenance:
Utility and Energy Marketing	192,512	203,249	196,534
Exploration and Production and Other	160,201	184,024	188,622
Pipeline and Storage and Gathering	88,801	82,730	77,922
Property, Franchise and Other Taxes	81,714	89,564	90,711
Depreciation, Depletion and Amortization	249,417	336,158	383,781
Impairment of Oil and Gas Producing Properties	948,307	1,126,257	—
	1,868,934	2,371,966	1,543,408
Operating Income (Loss)	(416,518)	(611,053)	569,673
Other Income (Expense):
Other Income	9,820	8,039	9,461
Interest Income	4,235	3,922	4,170
Interest Expense on Long-Term Debt	(117,347)	(95,916)	(90,194)
Other Interest Expense	(3,697)	(3,555)	(4,083)
Income (Loss) Before Income Taxes	(523,507)	(698,563)	489,027
Income Tax Expense (Benefit)	(232,549)	(319,136)	189,614
Net Income (Loss) Available for Common Stock	(290,958)	(379,427)	299,413
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	1,103,200	1,614,361	1,442,617
	812,242	1,234,934	1,742,030
Dividends on Common Stock	(135,881)	(131,734)	(127,669)
Balance at End of Year	$676,361	$1,103,200	$1,614,361
Earnings Per Common Share:
Basic:
Net Income (Loss) Available for Common Stock	$(3.43)	$(4.50)	$3.57
Diluted:
Net Income (Loss) Available for Common Stock	$(3.43)	$(4.50)	$3.52
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	84,847,993	84,387,755	83,929,989
Used in Diluted Calculation	84,847,993	84,387,755	84,952,347

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2016	2015	2014
	(Thousands of dollars)
Net Income (Loss) Available for Common Stock	$(290,958)	$(379,427)	$299,413
Other Comprehensive Income (Loss), Before Tax:
Decrease in the Funded Status of the Pension and Other Post- Retirement Benefit Plans	(21,378)	(31,538)	(8,280)
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	10,068	9,217	9,203
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	1,524	(3,234)	3,863
Unrealized Gain on Derivative Financial Instruments Arising During the Period	60,493	381,018	5,334
Reclassification Adjustment for Realized Gains on Securities Available for Sale in Net Income	(1,374)	(591)	(662)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(220,919)	(184,953)	17,647
Other Comprehensive Income (Loss), Before Tax	(171,586)	169,919	27,105
Income Tax Benefit Related to the Decrease in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	(8,351)	(11,922)	(2,720)
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	3,723	3,375	3,370
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	592	(1,195)	1,398
Income Tax Expense Related to Unrealized Gain on Derivative Financial Instruments Arising During the Period	18,648	160,872	529
Reclassification Adjustment for Income Tax Expense on Realized Gains from Securities Available for Sale in Net Income	(527)	(217)	(242)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(86,659)	(78,345)	9,515
Income Taxes — Net	(72,574)	72,568	11,850
Other Comprehensive Income (Loss)	(99,012)	97,351	15,255
Comprehensive Income (Loss)	$(389,970)	$(282,076)	$314,668

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2016	2015
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$9,539,581	$9,261,323
Less — Accumulated Depreciation, Depletion and Amortization	5,085,099	3,929,428
	4,454,482	5,331,895
Current Assets
Cash and Temporary Cash Investments	129,972	113,596
Hedging Collateral Deposits	1,484	11,124
Receivables — Net of Allowance for Uncollectible Accounts of $21,109 and $29,029, Respectively	133,201	105,004
Unbilled Revenue	18,382	20,746
Gas Stored Underground	34,332	34,252
Materials and Supplies — at average cost	33,866	30,414
Unrecovered Purchased Gas Costs	2,440	—
Other Current Assets	59,354	60,665
	413,031	375,801
Other Assets
Recoverable Future Taxes	177,261	168,214
Unamortized Debt Expense	1,688	2,218
Other Regulatory Assets	320,750	278,227
Deferred Charges	20,978	15,129
Other Investments	110,664	92,990
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	17,649	24,459
Fair Value of Derivative Financial Instruments	113,804	270,363
Other	604	167
	768,874	857,243
Total Assets	$5,636,387	$6,564,939
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 85,118,886 Shares and 84,594,383 Shares, Respectively	$85,119	$84,594
Paid In Capital	771,164	744,274
Earnings Reinvested in the Business	676,361	1,103,200
Accumulated Other Comprehensive Income (Loss)	(5,640)	93,372
Total Comprehensive Shareholders’ Equity	1,527,004	2,025,440
Long-Term Debt, Net of Unamortized Discount and Debt Issuance Costs	2,086,252	2,084,009
Total Capitalization	3,613,256	4,109,449
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	108,056	180,388
Amounts Payable to Customers	19,537	56,778
Dividends Payable	34,473	33,415
Interest Payable on Long-Term Debt	34,900	36,200
Customer Advances	14,762	16,236
Customer Security Deposits	16,019	16,490
Other Accruals and Current Liabilities	74,430	96,557
Fair Value of Derivative Financial Instruments	1,560	10,076
	303,737	446,140
Deferred Credits
Deferred Income Taxes	823,795	1,137,962
Taxes Refundable to Customers	93,318	89,448
Unamortized Investment Tax Credit	383	731
Cost of Removal Regulatory Liability	193,424	184,907
Other Regulatory Liabilities	99,789	108,617
Pension and Other Post-Retirement Liabilities	277,113	202,807
Asset Retirement Obligations	112,330	156,805
Other Deferred Credits	119,242	128,073
	1,719,394	2,009,350
Commitments and Contingencies (Note I)	—	—
Total Capitalization and Liabilities	$5,636,387	$6,564,939
See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2016	2015	2014
	(Thousands of dollars)
Operating Activities
Net Income (Loss) Available for Common Stock	$(290,958)	$(379,427)	$299,413
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	948,307	1,126,257	—
Depreciation, Depletion and Amortization	249,417	336,158	383,781
Deferred Income Taxes	(246,794)	(357,587)	142,415
Excess Tax Benefits Associated with Stock-Based Compensation Awards	(1,868)	(9,064)	(4,641)
Stock-Based Compensation	5,755	3,208	11,763
Other	12,620	9,823	14,063
Change in:
Hedging Collateral Deposits	9,640	(8,390)	(1,640)
Receivables and Unbilled Revenue	(6,408)	51,638	(22,781)
Gas Stored Underground and Materials and Supplies	(3,532)	3,438	13,285
Unrecovered Purchased Gas Costs	(2,440)	—	12,408
Other Current Assets	3,179	3,150	(3,630)
Accounts Payable	(40,664)	34,687	15,149
Amounts Payable to Customers	(37,241)	23,033	20,917
Customer Advances	(1,474)	(2,769)	(2,954)
Customer Security Deposits	(471)	729	(422)
Other Accruals and Current Liabilities	3,453	(7,173)	6,872
Other Assets	1,941	2,696	18,513
Other Liabilities	(13,483)	23,173	6,879
Net Cash Provided by Operating Activities	588,979	853,580	909,390
Investing Activities
Capital Expenditures	(581,576)	(1,018,179)	(914,417)
Net Proceeds from Sale of Oil and Gas Producing Properties	137,316	—	—
Other	(9,236)	(6,611)	5,982
Net Cash Used in Investing Activities	(453,496)	(1,024,790)	(908,435)
Financing Activities
Change in Notes Payable to Banks and Commercial Paper	—	(85,600)	85,600
Excess Tax Benefits Associated with Stock-Based Compensation Awards	1,868	9,064	4,641
Net Proceeds from Issuance of Long-Term Debt	—	444,635	—
Net Proceeds from Issuance of Common Stock	13,849	10,540	7,474
Dividends Paid on Common Stock	(134,824)	(130,719)	(126,642)
Net Cash Provided By (Used in) Financing Activities	(119,107)	247,920	(28,927)
Net Increase (Decrease) in Cash and Temporary Cash Investments	16,376	76,710	(27,972)
Cash and Temporary Cash Investments At Beginning of Year	113,596	36,886	64,858
Cash and Temporary Cash Investments At End of Year	$129,972	$113,596	$36,886
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$119,563	$90,747	$91,927
Income Taxes	$34,240	$18,657	$40,944
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$60,434	$118,959	$136,628
Receivable from Sale of Oil and Gas Producing Properties	$19,543	$—	$—

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. The book value of the oil and gas properties exceeded the ceiling at September 30, 2016 as well as at June 30, 2016, March 31, 2016 and December 31, 2015. As such, the Company recognized pre-tax impairment charges of $948.3 million for the year ended September 30, 2016. Deferred income tax benefits of $398.3 million related to the impairment charges were also recognized for the year ended September 30, 2016. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2016, 2015, and 2014, estimated future net cash flows were increased by $215.3 million, increased by $194.5 million and decreased by $33.6 million, respectively.
On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. The extended joint development agreement gives IOG the option to participate in an additional 7-well Marcellus pad that is expected to be completed before December 31, 2017, which, if exercised, would increase the maximum number of joint development wells to 82. Under the original joint development agreement, IOG had committed to develop 42 Marcellus wells. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $325 million for its 80% working interest in the 75 joint development wells. As of September 30, 2016, Seneca had received $137.3 million of cash and had recorded a $19.6 million receivable in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells. The cash proceeds and receivable were recorded by Seneca as a $156.9 million reduction of property, plant and equipment. As the fee-owner of the property’s mineral rights, Seneca retains a 7.5% royalty interest and the remaining 20% working interest (26% net revenue interest) in 56 of the joint development wells. In the remaining 19 wells, Seneca retains a 20% working and net revenue interest. Seneca’s working interest under the agreement will increase to 85% after IOG achieves a 15% internal rate of return.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of recoverable timber. For all other property, plant and equipment, depreciation and amortization is computed using the straight-line method in amounts sufficient to recover costs over the estimated service lives of property in service. The following is a summary of depreciable plant by segment:

	As of September 30
	2016	2015
	(Thousands)
Exploration and Production	$4,645,226	$4,556,096
Pipeline and Storage	1,956,708	1,710,947
Gathering	454,343	307,274
Utility	1,998,605	1,888,489
Energy Marketing	3,528	3,494
All Other and Corporate	109,455	109,193
	$9,167,865	$8,575,493
Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2016	2015	2014
Exploration and Production, per Mcfe(1)	$0.87	$1.52	$1.85
Pipeline and Storage	2.4%	2.4%	2.4%
Gathering	4.0%	4.0%	3.3%
Utility	2.7%	2.6%	2.6%
Energy Marketing	7.9%	6.1%	5.8%
All Other and Corporate	1.8%	1.4%	0.9%

(1)
Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note M — Supplementary Information for Oil and Gas Producing Activities, depletion of oil and gas producing properties amounted to $0.85, $1.49 and $1.82 per Mcfe of production in 2016, 2015 and 2014, respectively.

Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2016 and 2015 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2016, 2015 and 2014, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
Financial Instruments
Unrealized gains or losses from the Company’s investments in an equity mutual fund, a fixed income mutual fund and the stock of an insurance company (securities available for sale) are recorded as a component of accumulated other comprehensive income (loss). Reference is made to Note G — Financial Instruments for further discussion.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) and changes for the year ended September 30, 2016, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2016
Balance at October 1, 2015	$157,197	$5,969	$(69,794)	$93,372
Other Comprehensive Gains and Losses Before Reclassifications	41,845	932	(13,027)	29,750
Amounts Reclassified From Other Comprehensive Loss	(134,260)	(847)	6,345	(128,762)
Balance at September 30, 2016	$64,782	$6,054	$(76,476)	$(5,640)

Year Ended September 30, 2015
Balance at October 1, 2014	$43,659	$8,382	$(56,020)	$(3,979)
Other Comprehensive Gains and Losses Before Reclassifications	220,146	(2,039)	(19,616)	198,491
Amounts Reclassified From Other Comprehensive Income	(106,608)	(374)	5,842	(101,140)
Balance at September 30, 2015	$157,197	$5,969	$(69,794)	$93,372
The amounts included in accumulated other comprehensive income (loss) related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service cost was $1.3 million and $1.5 million at September 30, 2016 and 2015,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively. The total amount for accumulated losses was $75.2 million and $68.3 million at September 30, 2016 and 2015, respectively.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The details about the reclassification adjustments out of accumulated other comprehensive income (loss) for the year ended September 30, 2016 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) for the Year Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2016	2015
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$216,823	$180,069	Operating Revenues
Commodity Contracts	4,520	4,884	Purchased Gas
Foreign Currency Contracts	(424)	—	Operation and Maintenance Expense
Gains (Losses) on Securities Available for Sale	1,374	591	Other Income
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Credit	(333)	109	(1)
Net Actuarial Loss	(9,735)	(9,326)	(1)
	212,225	176,327	Total Before Income Tax
	(83,463)	(75,187)	Income Tax Expense
	$128,762	$101,140	Net of Tax

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note H — Retirement Plan and Other Post-Retirement Benefits for additional details.

Gas Stored Underground
In the Utility segment, gas stored underground in the amount of $27.6 million is carried at lower of cost or market, on a LIFO method. Based upon the average price of spot market gas purchased in September 2016, including transportation costs, the current cost of replacing this inventory of gas stored underground exceeded the amount stated on a LIFO basis by approximately $7.0 million at September 30, 2016. All other gas stored underground, which is in the Energy Marketing segment, is carried at an average cost method, subject to lower of cost or market adjustments.
Unamortized Debt Expense
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2016, the remaining weighted average amortization period for such costs was approximately 3 years.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed. The investment tax credit, prior to its repeal in 1986, was deferred and is being amortized over the estimated useful lives of the related property, as required by regulatory authorities having jurisdiction.
The Company follows the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined, within each taxing jurisdiction, that it is more likely than not that the asset will not be realized.
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
Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2016	2015
	(Thousands)
Prepayments	$10,919	$10,743
Prepaid Property and Other Taxes	13,138	13,709
Federal Income Taxes Receivable	11,758	—
State Income Taxes Receivable	3,961	—
Fair Values of Firm Commitments	3,962	15,775
Regulatory Assets	15,616	20,438
	$59,354	$60,665

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2016	2015
	(Thousands)
Accrued Capital Expenditures	$26,796	$53,652
Regulatory Liabilities	14,725	5,346
Federal Income Taxes Payable	—	5,686
State Income Taxes Payable	—	1,170
Other	32,909	30,703
	$74,430	$96,557
Customer Advances
The Company’s Utility and Energy Marketing segments have balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2016 and 2015, customers in the balanced billing programs had advanced excess funds of $14.8 million and $16.2 million, respectively.
Customer Security Deposits
The Company, in its Utility, Pipeline and Storage, and Energy Marketing segments, often times requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2016 and 2015, the Company had received customer security deposits amounting to $16.0 million and $16.5 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares. As the Company recognized net losses for the years ended September 30, 2016 and 2015, the aforementioned securities, amounting to 431,408 shares and 709,063 shares, respectively, were not recognized in the diluted earnings per share calculation for 2016 and 2015. For the year ended September 30, 2014, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 1,007 shares excluded as being antidilutive for the year ended September 30, 2014.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
New Authoritative Accounting and Financial Reporting Guidance
In May 2014, the FASB issued authoritative guidance regarding revenue recognition. The authoritative guidance provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The original effective date of this authoritative guidance was as of the Company's first quarter of fiscal 2018. However, the FASB has delayed the effective date of the new revenue standard by one year, and the guidance will now be effective as of the Company's first quarter of fiscal 2019. Working towards this implementation date, the Company is currently evaluating the guidance and the various issues identified by industry based revenue recognition task forces and intends to begin analyzing its contractual arrangements with customers in the second half of fiscal 2017.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

instruments. All equity investments in unconsolidated entities will be measured at fair value through earnings rather than through other comprehensive income. This authoritative guidance will be effective as of the Company's first quarter of fiscal 2019. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued authoritative guidance requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, regardless of whether they are considered to be capital leases or operating leases. The FASB’s previous authoritative guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by capital leases while excluding operating leases from balance sheet recognition. The new authoritative guidance will be effective as of the Company’s first quarter of fiscal 2020, with early adoption permitted. The Company does not anticipate early adoption and is currently evaluating the provisions of the revised guidance.
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
In addition to the asset retirement obligation recorded in the Exploration and Production segment, the Company has recorded future asset retirement obligations associated with the plugging and abandonment of natural gas storage wells in the Pipeline and Storage segment and the removal of asbestos and asbestos-containing material in various facilities in the Utility and Pipeline and Storage segments. The Company has also recorded asset retirement obligations for certain costs connected with the retirement of the distribution mains and services components of the pipeline system in the Utility segment, the transmission mains and other components in the

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pipeline system in the Pipeline and Storage segment, and the gathering lines and other components in the Gathering segment. The retirement costs within the distribution, transmission and gathering systems are primarily for the capping and purging of pipe, which are generally abandoned in place when retired, as well as for the clean-up of PCB contamination associated with the removal of certain pipe.
On June 30, 2016, Seneca sold the majority of its Upper Devonian wells in Pennsylvania. While the proceeds from the sale were not significant, it did result in a $58.4 million reduction of its Asset Retirement Obligation at September 30, 2016, which is reflected in Liabilities Settled in the table below. The following is a reconciliation of the change in the Company’s asset retirement obligations:

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Balance at Beginning of Year	$156,805	$117,713	$119,511
Liabilities Incurred	2,719	4,433	5,390
Revisions of Estimates	16,721	33,717	(7,886)
Liabilities Settled	(72,215)	(6,825)	(6,955)
Accretion Expense	8,300	7,767	7,653
Balance at End of Year	$112,330	$156,805	$117,713
Note C — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2016	2015
	(Thousands)
Regulatory Assets(1):
Pension Costs(2) (Note H)	$203,755	$202,781
Post-Retirement Benefit Costs(2) (Note H)	74,802	34,217
Recoverable Future Taxes (Note D)	177,261	168,214
Environmental Site Remediation Costs(2) (Note I)	23,392	24,606
NYPSC Assessment(3)	5,804	13,916
Asset Retirement Obligations(2) (Note B)	12,490	12,250
Unamortized Debt Expense (Note A)	1,688	2,218
Other(4)	16,123	10,895
Total Regulatory Assets	515,315	469,097
Less: Amounts Included in Other Current Assets	(15,616)	(20,438)
Total Long-Term Regulatory Assets	$499,699	$448,659

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30
	2016	2015
	(Thousands)
Regulatory Liabilities:
Cost of Removal Regulatory Liability	$193,424	$184,907
Taxes Refundable to Customers (Note D)	93,318	89,448
Post-Retirement Benefit Costs (Note H)	67,204	60,013
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	19,537	56,778
Off-System Sales and Capacity Release Credits	15,930	21,027
Other(5)	31,380	32,923
Total Regulatory Liabilities	420,793	445,096
Less: Amounts included in Current and Accrued Liabilities	(34,262)	(62,124)
Total Long-Term Regulatory Liabilities	$386,531	$382,972

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

(3)
Amounts are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2016 and September 30, 2015 since such amounts are expected to be recovered from ratepayers in the next 12 months.

(4)
$9,812 and $6,522 are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $6,311 and $4,373 are included in Other Regulatory Assets on the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively.

(5)
$14,725 and $5,346 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $16,655 and $27,577 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively.

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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
NYPSC Rate Proceeding
On April 28, 2016, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by approximately $41.7 million. Distribution Corporation explained in the filing that its request for rate relief was necessitated by a revenue requirement driven primarily by rate base growth, higher operating expense and higher depreciation expense that are not reflected in current rates, among other things. The rate filing includes a proposal for system infrastructure modernization that includes the acceleration of Distribution Corporation’s replacement of certain gas mains, which are of a type generically classified by the NYPSC as “leak prone pipe”. The NYPSC may accept, reject or modify Distribution Corporation’s filing. On October 19, 2016, the Company filed a Notice of Impending Confidential Settlement Negotiations notifying the NYPSC that Distribution Corporation, Department of Public Service Staff and other interested parties were entering into settlement discussions, which may result in settlement of some or all of the issues raised in the proceeding. The outcome of the proceeding cannot be ascertained at this time.
FERC Rate Proceedings
Supply Corporation's current rate settlement requires a rate case filing no later than December 31, 2019 and prohibits any party from seeking to initiate a rate case proceeding before September 30, 2017.
By order dated January 21, 2016, the FERC began a NGA Section 5 rate review of Empire's rates. As required by that order, Empire filed a Cost and Revenue Study on April 5, 2016. On May 25, 2016, Empire reached a settlement in principle on this matter that would, among other things, reduce certain of Empire’s maximum transportation rates over a 14-month period, which, based on current contracts, is estimated to reduce Empire’s revenues on a yearly basis by between $3 million to $4 million. The settlement also reduces Empire’s depreciation rate from 2.5% to 2%. In addition, the settlement provides an annual revenue sharing mechanism, pursuant to which non-expansion transportation revenues exceeding $73.5 million are shared on a tiered basis. Under the settlement, Empire will be required to make a general rate filing no later than July 1, 2021. On July 22, 2016, Empire filed the settlement at the FERC and on October 20, 2016, the FERC issued an order conditionally approving the settlement. The settlement is not expected to have a material impact on the Company’s financial condition.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note D — Income Taxes
The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Current Income Taxes —
Federal	$(6,658)	$25,064	$34,579
State	20,903	13,387	12,620
Deferred Income Taxes —
Federal	(164,818)	(244,336)	116,143
State	(81,976)	(113,251)	26,272
	(232,549)	(319,136)	189,614
Deferred Investment Tax Credit	(348)	(414)	(434)
Total Income Taxes	$(232,897)	$(319,550)	$189,180
Presented as Follows:
Other Income	$(348)	$(414)	$(434)
Income Tax Expense (Benefit)	(232,549)	(319,136)	189,614
Total Income Taxes	$(232,897)	$(319,550)	$189,180
Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income (loss) before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2016	2015	2014
	(Thousands)
U.S. Income (Loss) Before Income Taxes	$(523,855)	$(698,977)	$488,593
Income Tax Expense (Benefit), Computed at U.S. Federal Statutory Rate of 35%	$(183,349)	$(244,642)	$171,008
State Income Taxes (Benefit)	(39,697)	(64,912)	25,280
Miscellaneous	(9,851)	(9,996)	(7,108)
Total Income Taxes	$(232,897)	$(319,550)	$189,180

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2016	2015
	(Thousands)
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,049,100	$1,291,718
Pension and Other Post-Retirement Benefit Costs	151,903	141,032
Unrealized Hedging Gains	50,179	118,522
Other	55,457	51,230
Total Deferred Tax Liabilities	1,306,639	1,602,502
Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(195,829)	(168,451)
Tax Loss and Credit Carryforwards	(194,875)	(185,681)
Other	(92,140)	(110,408)
Total Deferred Tax Assets	(482,844)	(464,540)
Total Net Deferred Income Taxes	$823,795	$1,137,962
As a result of certain realization requirements of the authoritative guidance on stock-based compensation, the table of deferred tax liabilities and assets shown above does not include certain deferred tax assets that arose directly from excess tax deductions related to stock-based compensation. Tax benefits of $1.9 million, $9.1 million and $4.6 million relating to the excess stock-based compensation deductions were recorded in Paid in Capital during the years ended September 30, 2016, September 30, 2015 and September 30, 2014, respectively. Cumulative tax benefits of $32.6 million and $32.8 million remained as of September 30, 2016 and September 30, 2015, respectively, and will be recorded in Paid in Capital in future years when such tax benefits are realized or recorded to retained earnings when the Company adopts the authoritative guidance issued by the FASB in March 2016 that addresses several aspects of the accounting for stock-based compensation, whichever is earlier.
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $93.3 million and $89.4 million at September 30, 2016 and 2015, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of prior ratemaking practices, amounted to $177.3 million and $168.2 million at September 30, 2016 and 2015, respectively. Included in the above are regulatory liabilities and assets relating to the tax accounting method change noted below. The amounts are as follows: regulatory liabilities of $52.6 million as of September 30, 2016 and 2015 and regulatory assets of $94.2 million and $88.7 million as of September 30, 2016 and 2015, respectively.
The following is a reconciliation of the change in unrecognized tax benefits:

	Year Ended September 30
	2016	2015	2014
	(Thousands)
Balance at Beginning of Year	$5,085	$3,147	$2,001
Additions for Tax Positions of Prior Years	396	2,504	2,447
Reductions for Tax Positions of Prior Years	(1,314)	(566)	(1,301)
Reductions Related to Settlements with Taxing Authorities	(3,771)	—	—
Balance at End of Year	$396	$5,085	$3,147

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of certain examinations in progress (discussed below), the Company anticipates the balance of unrecognized tax benefits could be reduced during the next 12 months. As of September 30, 2016, the entire balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.
The IRS is currently conducting examinations of the Company for fiscal 2016 and fiscal 2015 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. The federal statute of limitations remains open for fiscal 2009 and later years. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. While local IRS examiners issued no-change reports for fiscal 2009 through 2014, the IRS has reserved the right to re-examine these years, pending the anticipated issuance of IRS guidance addressing the issue for natural gas utilities.
The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.
As of September 30, 2016, the Company has a federal net operating loss (NOL) carryover of $379 million, which expires in varying amounts between 2026 and 2032. Approximately $4.5 million of the NOL carryforward is subject to certain annual limitations, and $85 million is attributable to excess tax deductions related to stock-based compensation as discussed above. In addition, the Company has research and development tax credit carryforwards of $5.1 million, which begin to expire in 2031 and a minimum tax credit carryforward of $49 million, which has no expiration date. The Company has state NOL carryovers in Pennsylvania, California and New York of $332 million, $184 million and $80 million, respectively, which generally begin to expire in varying amounts between 2029 and 2035.
During fiscal 2014, legislation was enacted reducing the corporate tax rate in New York from 7.1% to 6.5%, effective for tax years beginning after January 1, 2016. As a result, a deferred tax benefit of approximately $2.8 million was recorded in the fiscal 2014 financial statements.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note E — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2013	83,662	$83,662	$687,684	$1,442,617		$(19,234)
Net Income Available for Common Stock				299,413
Dividends Declared on Common Stock ($1.52 Per Share)				(127,669)
Other Comprehensive Income, Net of Tax						15,255
Share-Based Payment Expense(2)			10,654
Common Stock Issued Under Stock and Benefit Plans(1)	495	495	17,806
Balance at September 30, 2014	84,157	84,157	716,144	1,614,361		(3,979)
Net Income (Loss) Available for Common Stock				(379,427)
Dividends Declared on Common Stock ($1.56 Per Share)				(131,734)
Other Comprehensive Income, Net of Tax						97,351
Share-Based Payment Expense(2)			2,207
Common Stock Issued Under Stock and Benefit Plans(1)	437	437	25,923
Balance at September 30, 2015	84,594	84,594	744,274	1,103,200		93,372
Net Income (Loss) Available for Common Stock				(290,958)
Dividends Declared on Common Stock ($1.60 Per Share)				(135,881)
Other Comprehensive Loss, Net of Tax						(99,012)
Share-Based Payment Expense(2)			4,843
Common Stock Issued Under Stock and Benefit Plans(1)	525	525	22,047
Balance at September 30, 2016	85,119	$85,119	$771,164	$676,361	(3)	$(5,640)

(1)	Paid in Capital includes tax benefits of $1.9 million, $9.1 million and $4.6 million for September 30, 2016, 2015 and 2014, respectively, related to stock-based compensation.

(2)
Paid in Capital includes compensation costs associated with stock option, SARs, performance share and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

(3)
The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2016, $532.2 million of accumulated earnings was free of such limitations.

Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent agent. During 2016, the Company issued 147,056 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 118,864 original issue shares of common stock for the Company's 401(k) plans.
During 2016, the Company issued 293,841 original issue shares of common stock as a result of stock option and SARs exercises and 70,233 original issue shares of common stock for restricted stock units that vested. Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During 2016, 88,675 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law. There were also 35,000 restricted stock award shares forfeited during 2016.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 18,184 original issue shares of common stock during 2016.
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
Stock-based compensation expense for the years ended September 30, 2016, 2015 and 2014 was approximately $4.8 million, $2.1 million and $10.5 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2016, 2015 and 2014 was approximately $1.9 million, $0.9 million and $4.3 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million, $0.1 million and $0.1 million was capitalized under these rules during the years ended September 30, 2016, 2015 and 2014, respectively.
The Company realized excess tax benefits related to stock-based compensation of $1.6 million, $7.7 million, and $3.1 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These amounts are recorded in Paid in Capital when they meet the realization requirements of the authoritative guidance on stock-based compensation.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
Transactions involving option shares for all plans are summarized as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2015	306,500	$37.73
Granted in 2016	—	$—
Exercised in 2016	(287,500)	$37.62
Forfeited in 2016	—	$—
Outstanding at September 30, 2016	19,000	$39.48	0.19	$277
Option shares exercisable at September 30, 2016	19,000	$39.48	0.19	$277
Option shares available for future grant at September 30, 2016(1)	2,714,005

(1)	Includes shares available for SARs, restricted stock and performance share grants.
The total intrinsic value of stock options exercised during the years ended September 30, 2016, 2015 and 2014 totaled approximately $4.1 million, $5.1 million, and $13.7 million, respectively. For 2016, 2015 and 2014, the amount of cash received by the Company from the exercise of such stock options was approximately $8.0 million, $5.6 million, and $7.4 million, respectively. The Company last granted stock options in fiscal 2007 and all outstanding stock options have been fully vested since fiscal 2010.
SARs
Transactions involving SARs for all plans are summarized as follows:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2015	1,732,784	$48.70
Granted in 2016	—	$—
Exercised in 2016	(96,796)	$52.02
Forfeited in 2016	—	$—
Expired in 2016	(45,000)	$59.48
Outstanding at September 30, 2016	1,590,988	$48.19	3.94	$9,356
SARs exercisable at September 30, 2016	1,585,988	$48.16	3.93	$9,369
The Company did not grant any SARs during the years ended September 30, 2015 and 2014. The Company’s SARs include both performance based and non-performance based SARs, but the performance conditions associated with the performance based SARs at the time of grant have all been subsequently met. The SARs are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for SARs is the same as the accounting for stock options.
The total intrinsic value of SARs exercised during the years ended September 30, 2016, 2015 and 2014 totaled approximately $0.4 million, $2.0 million, and $8.4 million, respectively. For the years ended September 30, 2016, 2015 and 2014, 113,082 SARs, 157,386 SARs and 323,188 SARs, respectively, became fully vested. The total fair value of the SARs that became vested during each of the years ended September 30, 2016, 2015 and 2014

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was approximately $1.2 million, $1.7 million and $3.8 million, respectively. As of September 30, 2016, unrecognized compensation expense related to SARs totaled less than $0.1 million, which will be recognized over a weighted average period of 7 months.

Restricted Share Awards
Transactions involving restricted share awards for all plans are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Outstanding at September 30, 2015	60,000	$47.53
Granted in 2016	—	$—
Vested in 2016	(5,000)	$48.41
Forfeited in 2016	(35,000)	$47.46
Outstanding at September 30, 2016	20,000	$47.46
The Company did not grant any restricted share awards (non-vested stock as defined by the current accounting literature) during the years ended September 30, 2015 and 2014. As of September 30, 2016, unrecognized compensation expense related to restricted share awards totaled approximately $0.3 million, which will be recognized over a weighted average period of 2.6 years.
Vesting restrictions for the 20,000 outstanding shares of non-vested restricted stock at September 30, 2016 will lapse in 2021.
Restricted Stock Units
Transactions involving non-performance based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2015	236,948	$59.04
Granted in 2016	101,943	$35.89
Vested in 2016	(70,233)	$58.57
Forfeited in 2016	(29,507)	$56.18
Outstanding at September 30, 2016	239,151	$49.67
The Company also granted 88,899 and 82,151 non-performance based restricted stock units during the years ended September 30, 2015 and 2014, respectively. The weighted average fair value of such non-performance based restricted stock units granted in 2015 and 2014 was $64.04 per share and $65.24 per share, respectively. As of September 30, 2016, unrecognized compensation expense related to non-performance based restricted stock units totaled approximately $4.5 million, which will be recognized over a weighted average period of 1.6 years.
Vesting restrictions for the non-performance based restricted stock units outstanding at September 30, 2016 will lapse as follows: 2017 — 64,036 units; 2018 — 44,817 units; 2019 — 53,232 units; 2020 - 43,757 units; and 2021 - 33,309 units.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Transactions involving performance based restricted stock units for all plans are summarized as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2015	233,487	$49.61
Granted in 2016	—	$—
Vested in 2016	—	$—
Forfeited in 2016	—	$—
Canceled in 2016	(233,487)	$49.61
Outstanding at September 30, 2016	—	$—
The Company did not grant any performance based restricted stock units during the years ended September 30, 2015 and 2014. The performance based restricted stock units outstanding at September 30, 2015 had to meet a performance condition over the performance cycle of October 1, 2012 to September 30, 2015. The performance condition over the performance cycle, generally stated, was the Company’s total return on capital as compared to the same metric for companies in the Natural Gas Distribution and Integrated Natural Gas Companies group as calculated and reported in the Monthly Utility Reports of AUS, Inc., a leading industry consultant. The number of performance based restricted stock units that were to vest depended upon the Company’s performance relative to the report group and not upon the absolute level of return achieved by the Company. Based on the significant loss that the Company experienced during 2015, management determined as of September 30, 2015 that the performance conditions associated with the performance based restricted stock units outstanding at September 30, 2015 would not be met. Accordingly, the cumulative stock-based compensation expense of approximately $8.0 million associated with such restricted stock units was reversed during 2015, and during the year ended September 30, 2016, the restricted stock units were canceled.
Performance Shares
Transactions involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2015	204,742	$66.17
Granted in 2016	309,996	$30.71
Vested in 2016	—	$—
Forfeited in 2016	(76,504)	$43.89
Outstanding at September 30, 2016	438,234	$44.98
The Company granted 107,044 and 116,090 performance shares during the years ended September 30, 2015 and 2014, respectively. The weighted average grant date fair value of such performance shares granted in 2015 and 2014 was $65.26 per share and $67.16 per share, respectively. As of September 30, 2016, unrecognized compensation expense related to performance shares totaled approximately $7.0 million, which will be recognized over a weighted average period of 1.4 years. Vesting restrictions for the outstanding performance shares at September 30, 2016 will lapse as follows: 2017 - 86,968 shares; 2018 - 89,192 shares; and 2019 - 262,074 shares.
Half of the performance shares granted during the year ended September 30, 2016 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2015 to September 30, 2018. In addition, half of the performance shares granted during the year ended September 30, 2015 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2014 to September 30, 2017, and half of the performance shares granted during the year ended September 30, 2014 must meet a performance

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

goal related to relative return on capital over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goals over their respective performance cycles for these performance shares granted during 2016, 2015 and 2014 is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.
The other half of the performance shares granted during the year ended September 30, 2016 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2015 to September 30, 2018. In addition, the other half of the performance shares granted during the year ended September 30, 2015 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2014 to September 30, 2017, and the other half of the performance shares granted during the year ended September 30, 2014 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2013 to September 30, 2016.  The performance goals over their respective performance cycles for these total shareholder return performance shares ("TSR performance shares") granted during 2016, 2015 and 2014 is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following assumptions were used in estimating the fair value of the TSR performance shares at the date of grant:

	Year Ended September 30
	2016	2015	2014
Risk-Free Interest Rate	1.26%	1.01%	0.62%
Remaining Term at Date of Grant (Years)	2.79	2.78	2.78
Expected Volatility	20.5%	20.1%	28.3%
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A
Redeemable Preferred Stock
As of September 30, 2016, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2016	2015
	(Thousands)
Medium-Term Notes(1):
7.4% due March 2023 to June 2025	$99,000	$99,000
Notes(1)(3):
3.75% to 8.75% due April 2018 to July 2025	2,000,000	2,000,000
Total Long-Term Debt	2,099,000	2,099,000
Less Unamortized Discount and Debt Issuance Costs	12,748	14,991
Less Current Portion(2)	—	—
	$2,086,252	$2,084,009

(1)	The Medium-Term Notes and Notes are unsecured.

(2)	None of the Company’s long-term debt at September 30, 2016 and 2015 will mature within the following twelve-month period.

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
As of September 30, 2016, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: zero in 2017, $300.0 million in 2018, $250.0 million in 2019, zero in 2020 and 2021 and $1,549.0 million thereafter.
Short-Term Borrowings
The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. On September 9, 2016, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of 14 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019. The Credit Agreement also provides a $500.0 million 364-day unsecured committed revolving credit facility with 11 of the 14 banks through September 8, 2017. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $500.0 million. At September 30, 2016, the commercial paper program was backed by the Credit Agreement.
The Company did not have any outstanding commercial paper or short term notes payable to banks at September 30, 2016 and 2015.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Restrictions
The Credit Agreement provides that the Company's debt to capitalization ratio will not exceed .675 at the last day of any fiscal quarter through September 30, 2017, or .65 at the last day of any fiscal quarter from October 1, 2017 through December 5, 2019. At September 30, 2016, the Company’s debt to capitalization ratio (as calculated under the facility) was .58. The constraints specified in the Credit Agreement would have permitted an additional $1.08 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .675.
A downgrade in the Company’s credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company's subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. If the Company is not able to maintain investment-grade credit ratings, it may not be able to access commercial paper markets. However, the Company expects that it could borrow under its credit facilities or rely upon other liquidity sources, including cash provided by operations.
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2016, the Company had no debt outstanding under the Credit Agreement.
Under the Company’s existing indenture covenants, at September 30, 2016, the Company expects to be precluded from issuing additional long-term unsecured indebtedness until the second half of fiscal 2017 as a result of impairments of its oil and gas properties recognized during the years ended September 30, 2016 and 2015. The 1974 indenture would not preclude the Company from issuing new indebtedness to replace maturing debt, and the Company expects that it could borrow under its credit facilities. The Company's present liquidity position is believed to be adequate to satisfy known demands.
The Company’s 1974 indenture pursuant to which $98.7 million (or 4.7%) of the Company’s long-term debt (as of September 30, 2016) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2016 and 2015. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over-the-counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

	At Fair Value as of September 30, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$113,407	$—	$—	$—	$113,407
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	2,623	—	—	(2,276)	347
Over the Counter Swaps — Gas and Oil	—	119,654	—	(3,860)	115,794
Foreign Currency Contracts	—	—	—	(2,337)	(2,337)
Other Investments:
Balanced Equity Mutual Fund	36,658	—	—	—	36,658
Fixed Income Mutual Fund	31,395	—	—	—	31,395
Common Stock — Financial Services Industry	2,902	—	—	—	2,902
Hedging Collateral Deposits	1,484	—	—	—	1,484
Total	$188,469	$119,654	$—	$(8,473)	$299,650
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$2,276	$—	$—	$(2,276)	$—
Over the Counter Swaps — Gas and Oil	—	5,322	—	(3,860)	1,462
Foreign Currency Contracts	—	2,337	—	(2,337)	—
Total	$2,276	$7,659	$—	$(8,473)	$1,462
Total Net Assets/(Liabilities)	$186,193	$111,995	$—	$—	$298,188

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of September 30, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$92,196	$—	$—	$—	$92,196
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	6,373	—	—	(6,373)	—
Over the Counter Swaps — Gas and Oil	—	272,335	1,791	(808)	273,318
Foreign Currency Contracts	—	—	—	(2,955)	(2,955)
Other Investments:
Balanced Equity Mutual Fund	34,884	—	—	—	34,884
Fixed Income Mutual Fund	8,004	—	—	—	8,004
Common Stock — Financial Services Industry	4,318	—	—	—	4,318
Other Common Stock	450	—	—	—	450
Hedging Collateral Deposits	11,124	—	—	—	11,124
Total	$157,349	$272,335	$1,791	$(10,136)	$421,339
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$15,276	$—	$—	$(6,373)	$8,903
Over the Counter Swaps — Gas and Oil	—	1,981	—	(808)	1,173
Foreign Currency Contracts	—	2,955	—	(2,955)	—
Total	$15,276	$4,936	$—	$(10,136)	$10,076
Total Net Assets/(Liabilities)	$142,073	$267,399	$1,791	$—	$411,263

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments
At September 30, 2016 and 2015, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $1.5 million (at September 30, 2016) and $11.1 million (at September 30, 2015), which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at September 30, 2016 and 2015 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, the majority of the crude oil price swap agreements used in the Company’s Exploration and Production segment and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates. The derivative financial instruments reported in Level 3 consisted of a small portion of the crude oil price swap agreements used in the Company’s Exploration and Production segment at September 30, 2015 that settled prior to December 31, 2015. The fair value of the Level 3 crude oil price swap agreements was based on an internal, discounted cash flow model that uses both observable (i.e. LIBOR based discount rates) and unobservable inputs (i.e. basis differential information of crude oil trading markets with low trading volume).

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2016, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The tables listed below provide reconciliations of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the years ended September 30, 2016 and September 30, 2015, respectively. For the years ended September 30, 2016 and September 30, 2015, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the periods presented in the tables below. All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the tables below (amounts in parentheses indicate credits in the derivative asset/liability accounts).
Fair Value Measurements Using Unobservable Inputs (Level 3)

		Total Gains/Losses
	October 1, 2015	(Gains)/Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/(Out) of Level 3	September 30, 2016
	(Dollars in thousands)
Derivative Financial Instruments(2)	$1,791	$(2,002)	(1)	$211	$—	$—

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2016.

(2)	Derivative Financial Instruments are shown on a net basis.

		Total Gains/Losses
	October 1, 2014	(Gains)/Losses Realized and Included in Earnings		Gains/(Losses) Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/(Out) of Level 3	September 30, 2015
	(Dollars in thousands)
Derivative Financial Instruments(2)	$1,368	$(12,738)	(1)	$13,161	$—	$1,791

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the year ended September 30, 2015.

(2)	Derivative Financial Instruments are shown on a net basis.
Note G — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30
	2016 Carrying Amount	2016 Fair Value	2015 Carrying Amount	2015 Fair Value
	(Thousands)
Long-Term Debt	$2,086,252	$2,255,562	$2,084,009	$2,129,558
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
Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity and fixed income securities. The values of the insurance contracts amounted to $39.7 million and $45.3 million at September 30, 2016 and 2015, respectively. The fair value of the equity mutual fund was $36.7 million and $34.9 million at September 30, 2016 and 2015, respectively. The gross unrealized gain on this equity mutual fund was $7.9 million at September 30, 2016 and $6.5 million at September 30, 2015. The fair value of the fixed income mutual fund was $31.4 million and $8.0 million at September 30, 2016 and 2015, respectively. The gross unrealized gain on this fixed income mutual fund was less than $0.1 million at September 30, 2016. The fair value of the stock of an insurance company was $2.9 million and $4.3 million at September 30, 2016 and 2015, respectively. The gross unrealized gain on this stock was $1.6 million and $2.6 million at September 30, 2016 and 2015, respectively. The insurance contracts and marketable equity and fixed income securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment as well as the Energy Marketing segment. The Company enters into futures contracts and over-the-counter swap agreements for natural gas and crude oil to manage the price risk associated with forecasted sales of gas and oil. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The Company also enters into futures contracts and swaps, which are accounted for as cash flow hedges, to manage the price risk associated with forecasted gas purchases. The Company enters into futures contracts and swaps to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in value of natural gas held in storage. These instruments are accounted for as fair value hedges. The duration of the Company’s combined cash flow and fair value hedges does not typically exceed 5 years while the foreign currency forward contracts do not exceed ten years. The Exploration and Production segment holds the majority of the Company’s

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

derivative financial instruments. The derivative financial instruments held by the Energy Marketing segment are not considered to be material to the Company.
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2016 and September 30, 2015. Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.
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
As of September 30, 2016, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	159.2	Bcf (short positions)
Natural Gas	0.7	Bcf (long positions)
Crude Oil	1,755,000	Bbls (short positions)
As of September 30, 2016, the Company was hedging a total of $78.5 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).
As of September 30, 2016, the Company had $111.8 million ($64.8 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $83.2 million ($48.2 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2016 and 2015 (Dollar Amounts in Thousands)
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
Amount of
Derivative Gain or
(Loss) Reclassified
from Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet into
the Consolidated
Statement of Income
(Effective Portion)
for the Year Ended
September 30,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Year Ended September 30,
	2016	2015		2016	2015		2016	2015
Commodity Contracts	$58,714	$377,957	Operating Revenue	$216,823	$180,069	Operating Revenue	$392	$3,563
Commodity Contracts	1,585	6,016	Purchased Gas	4,520	4,884	Not Applicable	—	—
Foreign Currency Contracts	194	(2,955)	Operation and Maintenance Expense	(424)	—	Not Applicable	—	—
Total	$60,493	$381,018		$220,919	$184,953		$392	$3,563

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value Hedges
The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or market writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of September 30, 2016, the Company’s Energy Marketing segment had fair value hedges covering approximately 12.7 Bcf (12.1 Bcf of fixed price sales commitments, 0.1 Bcf of fixed price purchase commitments and 0.5 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2016	Amount of Gain or (Loss) on Hedged Item Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2016
		(In thousands)
Commodity Contracts	Operating Revenues	$12,683	$(12,683)
Commodity Contracts	Purchased Gas	(380)	380
		$12,303	$(12,303)
Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with seventeen counterparties of which sixteen are in a net gain position. On average, the Company had $7.0 million of credit exposure per counterparty in a gain position at September 30, 2016. The maximum credit exposure per counterparty in a gain position at September 30, 2016 was $20.6 million. As of September 30, 2016, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collarteral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.
As of September 30, 2016, thirteen of the seventeen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deposits may be required. At September 30, 2016, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $73.0 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at September 30, 2016.
For its exchange traded futures contracts, the Company was required to post $1.5 million in hedging collateral deposits as of September 30, 2016. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts hedging collateral based on open positions and margin requirements it has with its counterparties.
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
Note H — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $2.6 million, $2.3 million and $1.9 million for the years ended September 30, 2016, 2015 and 2014, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $5.9 million, $5.8 million, and $5.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

benefit assets (i.e. the VEBA trusts and 401(h) accounts), which is a component of net periodic benefit cost shown in the tables below, is applied to the fair value of assets as of the measurement date.
Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2016, 2015 and 2014.

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2016	2015	2014	2016	2015	2014
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$1,026,190	$999,499	$946,305	$464,987	$465,583	$460,634
Service Cost	11,710	12,047	11,987	2,331	2,693	2,939
Interest Cost	42,315	41,217	43,574	20,386	19,285	21,308
Plan Participants’ Contributions	—	—	—	2,558	2,242	2,265
Retiree Drug Subsidy Receipts	—	—	—	1,925	1,338	1,419
Amendments(1)	—	7,752	—	—	—	—
Actuarial (Gain) Loss	76,309	23,426	53,887	60,402	(1,575)	1,087
Benefits Paid	(59,103)	(57,751)	(56,254)	(26,451)	(24,579)	(24,069)
Benefit Obligation at End of Period	$1,097,421	$1,026,190	$999,499	$526,138	$464,987	$465,583
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$834,870	$869,791	$799,307	$477,959	$497,601	$472,392
Actual Return on Plan Assets	87,008	(13,370)	93,238	37,415	534	44,898
Employer Contributions	7,000	36,200	33,500	2,839	2,161	2,115
Plan Participants’ Contributions	—	—	—	2,558	2,242	2,265
Benefits Paid	(59,103)	(57,751)	(56,254)	(26,451)	(24,579)	(24,069)
Fair Value of Assets at End of Period	$869,775	$834,870	$869,791	$494,320	$477,959	$497,601
Net Amount Recognized at End of Period (Funded Status)	$(227,646)	$(191,320)	$(129,708)	$(31,818)	$12,972	$32,018
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$(227,646)	$(191,320)	$(129,708)	$(49,467)	$(11,487)	$(4,494)
Non-Current Assets	—	—	—	17,649	24,459	36,512
Net Amount Recognized at End of Period	$(227,646)	$(191,320)	$(129,708)	$(31,818)	$12,972	$32,018
Accumulated Benefit Obligation	$1,039,408	$968,984	$940,068	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	3.60%	4.25%	4.25%	3.70%	4.50%	4.25%
Rate of Compensation Increase	4.70%	4.75%	4.75%	4.70%	4.75%	4.75%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2016	2015	2014	2016	2015	2014
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$11,710	$12,047	$11,987	$2,331	$2,693	$2,939
Interest Cost	42,315	41,217	43,574	20,386	19,285	21,308
Expected Return on Plan Assets	(59,369)	(59,615)	(59,974)	(31,535)	(34,089)	(37,424)
Amortization of Prior Service Cost (Credit)	1,234	183	210	(912)	(1,913)	(2,138)
Recognition of Actuarial Loss(2)	32,248	36,129	36,007	5,530	4,148	2,645
Net Amortization and Deferral for Regulatory Purposes	3,957	7,739	8,151	17,123	20,322	23,263
Net Periodic Benefit Cost	$32,095	$37,700	$39,955	$12,923	$10,446	$10,593
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Discount Rate	4.25%	4.25%	4.75%	4.50%	4.25%	4.75%
Expected Return on Plan Assets	7.25%	7.50%	8.00%	6.75%	7.00%	8.00%
Rate of Compensation Increase	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

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
In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees designated by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit cost associated with these plans were $7.5 million, $7.0 million and $7.5 million in 2016, 2015 and 2014, respectively. The accumulated benefit obligations for the plans were $72.4 million, $66.0 million and $65.7 million at September 30, 2016, 2015 and 2014, respectively. The projected benefit obligations for the plans were $91.7 million, $85.8 million and $85.5 million at September 30, 2016, 2015 and 2014, respectively. At September 30, 2016, $9.8 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $81.9 million is recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2015, $4.5 million of the projected benefit obligation

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was recorded in Other Accruals and Current Liabilities and the remaining $81.3 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2014, $6.6 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $78.9 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 2.80%, 3.50% and 3.50% as of September 30, 2016, 2015 and 2014, respectively and the weighted average rate of compensation increase for these plans were 7.75%, 7.75% and 7.50% as of September 30, 2016, 2015 and 2014, respectively.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2016, the changes in such amounts during 2016, as well as the amounts expected to be recognized in net periodic benefit cost in fiscal 2017 are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(303,602)	$(108,907)	$(27,041)
Prior Service (Cost) Credit	(7,191)	4,115	—
Net Amount Recognized	$(310,793)	$(104,792)	$(27,041)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2016(1)
Increase in Actuarial Loss, excluding amortization(2)	$(48,670)	$(54,523)	$(5,450)
Change due to Amortization of Actuarial Loss	32,248	5,530	3,338
Prior Service (Cost) Credit	1,234	(912)	—
Net Change	$(15,188)	$(49,905)	$(2,112)
Amounts Expected to be Recognized in Net Periodic Benefit Cost in the Next Fiscal Year(1)
Net Actuarial Loss	$(42,687)	$(18,415)	$(4,059)
Prior Service (Cost) Credit	(1,058)	429	—
Net Amount Expected to be Recognized	$(43,745)	$(17,986)	$(4,059)

(1)	Amounts presented are shown before recognizing deferred taxes.

(2)	Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial (Gain) Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2016, the Company recorded a $55.9 million increase to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $11.3 million (pre-tax) decrease to Accumulated Other Comprehensive Income.
The effect of the discount rate change for the Retirement Plan in 2016 was to increase the projected benefit obligation of the Retirement Plan by $78.5 million. In 2016, other actuarial experience decreased the projected benefit obligation for the Retirement Plan by $2.2 million. The effect of the mortality assumption change for the Retirement Plan in 2015 was to increase the projected benefit obligation of the Retirement Plan by $24.2 million. The effect of the discount rate change for the Retirement Plan in 2014 was to increase the projected benefit obligation of the Retirement Plan by $53.7 million.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company made cash contributions totaling $7.0 million to the Retirement Plan during the year ended September 30, 2016. The Company expects that the annual contribution to the Retirement Plan in 2017 will be in the range of $15.0 million to $20.0 million.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $62.4 million in 2017; $63.6 million in 2018; $64.3 million in 2019; $64.8 million in 2020; $65.6 million in 2021; and $333.9 million in the five years thereafter.
The effect of the discount rate change in 2016 was to increase the other post-retirement benefit obligation by $49.4 million. Other actuarial experience increased the other post-retirement benefit obligation in 2016 by $11.0 million primarily attributable to a revision in assumed per-capita claims cost, premiums, participant contributions and drug subsidy assumptions based on actual experience.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2017	$26,511	$(1,662)
2018	$27,775	$(1,812)
2019	$28,901	$(1,975)
2020	$29,996	$(2,125)
2021	$31,071	$(2,266)
2022 through 2026	$164,611	$(13,295)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates as of September 30 were:

	2016		2015		2014
Rate of Medical Cost Increase for Pre Age 65 Participants	5.75%	(1)	6.93%	(2)	7.10%	(2)
Rate of Medical Cost Increase for Post Age 65 Participants	4.75%	(1)	6.68%	(2)	6.73%	(2)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	9.00%	(1)	7.17%	(2)	7.47%	(2)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	4.75%	(1)	6.68%	(2)	6.73%	(2)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	7.20%	(1)	6.65%	(2)	6.79%	(2)

(1)	It was assumed that this rate would gradually decline to 4.5% by 2039.

(2)	It was assumed that this rate would gradually decline to 4.5% by 2028.
The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2016 would increase by $70.7 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2016 by $3.0 million. If the health care cost trend rates were decreased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2016 would decrease by $57.9 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2016 by $2.5 million.
The Company made cash contributions totaling $2.6 million to its VEBA trusts and 401(h) accounts during the year ended September 30, 2016. In addition, the Company made direct payments of $0.2 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2016. The Company expects that the annual contribution to its VEBA trusts and 401(h) accounts in 2017 will be in the range of $3.0 million to $5.0 million.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note F — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2016 and 2015, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Total Fair Value Amounts at September 30, 2016	Level 1	Level 2	Level 3
Retirement Plan Investments
Domestic Equities(1)	$256,796	$188,253	$68,543	$—
International Equities(2)	104,592	—	104,592	—
Global Equities(3)	120,025	—	120,025	—
Domestic Fixed Income(4)	342,442	1,647	340,795	—
International Fixed Income(5)	744	407	337	—
Global Fixed Income(6)	81,146	—	81,146	—
Real Estate	2,970	—	—	2,970
Cash and Cash Equivalents	24,812	—	24,812	—
Total Retirement Plan Investments	933,527	190,307	740,250	2,970
401(h) Investments	(58,707)	(12,025)	(46,494)	(188)
Total Retirement Plan Investments (excluding 401(h) Investments)	$874,820	$178,282	$693,756	$2,782
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(5,045)
Total Retirement Plan Assets	$869,775

	Total Fair Value Amounts at September 30, 2015	Level 1	Level 2	Level 3
Retirement Plan Investments
Domestic Equities(1)	$229,811	$170,166	$59,645	$—
International Equities(2)	96,478	—	96,478	—
Global Equities(3)	112,802	—	112,802	—
Domestic Fixed Income(4)	303,508	1,539	301,969	—
International Fixed Income(5)	883	883	—	—
Global Fixed Income(6)	86,773	—	86,773	—
Hedge Fund Investments	26,490	—	—	26,490
Real Estate	4,724	—	—	4,724
Cash and Cash Equivalents	27,723	—	27,723	—
Total Retirement Plan Investments	889,192	172,588	685,390	31,214
401(h) Investments	(53,686)	(10,420)	(41,381)	(1,885)
Total Retirement Plan Investments (excluding 401(h) Investments)	$835,506	$162,168	$644,009	$29,329
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(636)
Total Retirement Plan Assets	$834,870

(1)	Domestic Equities include mostly collective trust funds, common stock, and exchange traded funds.

(2)	International Equities include mostly collective trust funds and common stock.

(3)	Global Equities are comprised of collective trust funds.

(4)	Domestic Fixed Income securities include mostly collective trust funds, corporate/government bonds and mortgages, and exchange traded funds.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	International Fixed Income securities are comprised mostly of an exchange traded fund.

(6)	Global Fixed Income securities are comprised of a collective trust fund.

	Total Fair Value Amounts at September 30, 2016	Level 1	Level 2	Level 3
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$139,617	$139,617	$—	$—
Collective Trust Funds — International Equities	51,488	—	51,488	—
Exchange Traded Funds — Fixed Income	230,761	230,761	—	—
Cash Held in Collective Trust Funds	13,176	—	13,176	—
Total VEBA Trust Investments	435,042	370,378	64,664	—
401(h) Investments	58,707	12,025	46,494	188
Total Investments (including 401(h) Investments)	$493,749	$382,403	$111,158	$188
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	571
Total Other Post-Retirement Benefit Assets	$494,320

	Total Fair Value Amounts at September 30, 2015	Level 1	Level 2	Level 3
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$128,336	$—	$128,336	$—
Collective Trust Funds — International Equities	48,857	—	48,857	—
Exchange Traded Funds — Fixed Income	233,471	233,471	—	—
Cash Held in Collective Trust Funds	13,119	—	13,119	—
Total VEBA Trust Investments	423,783	233,471	190,312	—
401(h) Investments	53,686	10,420	41,381	1,885
Total Investments (including 401(h) Investments)	$477,469	$243,891	$231,693	$1,885
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	490
Total Other Post-Retirement Benefit Assets	$477,959
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
The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3). For the years ended September 30, 2016 and September 30, 2015, there were no transfers from Level 1 to Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan Level 3 Assets (Thousands)
	Hedge Funds	Real Estate	Excluding 401(h) Investments	Total

Balance at September 30, 2014	$45,213	$3,792	$(2,909)	$46,096
Realized Gains/(Losses)	2,284	—	(135)	2,149
Unrealized Gains/(Losses)	317	871	(103)	1,085
Purchases	—	82	(5)	77
Sales	(21,324)	(21)	1,267	(20,078)
Balance at September 30, 2015	26,490	4,724	(1,885)	29,329
Realized Gains/(Losses)	5,878	—	(354)	5,524
Unrealized Gains/(Losses)	(5,445)	(404)	344	(5,505)
Sales	(26,923)	(1,350)	1,707	(26,566)
Balance at September 30, 2016	$—	$2,970	$(188)	$2,782

Other Post-Retirement Benefit Level 3 Assets (Thousands)
401(h) Investments

Balance at September 30, 2014	$2,909
Realized Gains/(Losses)	135
Unrealized Gains/(Losses)	103
Purchases	5
Sales	(1,267)
Balance at September 30, 2015	1,885
Realized Gains/(Losses)	354
Unrealized Gains/(Losses)	(344)
Sales	(1,707)
Balance at September 30, 2016	$188
The Company’s assumption regarding the expected long-term rate of return on plan assets is 7.00% (Retirement Plan) and 6.50% (other post-retirement benefits), effective for fiscal 2017. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment managers are retained to manage separate pools of assets. Comparative market and peer group performance of individual managers and the total fund are monitored on a regular basis, and reviewed by the Company’s Retirement Committee on at least a quarterly basis.
The discount rate used to present value the future benefit payment obligations of the Retirement Plan is 3.60% at September 30, 2016. The discount rate used to present value the future benefit payment obligations of the Company’s other post-retirement benefits is 3.70% as of September 30, 2016. The discount rate used to present value the future benefit payment obligations of the Non-Qualified benefit plans is 2.80% as of September 30, 2016. The Company utilizes the Mercer Yield Curve Above Mean Model to determine the discount rate. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. Each year’s anticipated benefit payments are discounted at the associated spot interest rate back to the measurement date. The discount rate is then determined based on the spot interest rate that results in the same present value when applied to the same anticipated benefit payments. In determining the spot rates, the model will exclude coupon interest rates that are in the lower 50th percentile based on the assumption that the Company would not utilize more expensive (i.e. lower yield) instruments to settle its liabilities.
Note I — Commitments and Contingencies
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory requirements.
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2016, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $4.5 million. The main component of this liability is discussed below under "Former Manufactured Gas Plant Sites." This estimated liability has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at September 30, 2016. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 12 years. Other than as discussed below, the Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could could have an adverse financial impact on the Company.
Former Manufactured Gas Plant Sites
The Company has incurred investigation and/or clean-up costs at several former manufactured gas plant sites in New York and Pennsylvania. The Company continues to be responsible for future ongoing monitoring and long-term maintenance at two sites.
The most significant ongoing clean-up matter currently facing the Company is a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site. In April 2013, the NYDEC approved the Company’s proposed amendment. Final remedial design work for the site was completed, and active remedial work has also been completed. Restoration work is substantially complete. An estimated minimum liability related to the remediation of this site of $2.8 million has been recorded.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other
The Company, in its Utility segment, Energy Marketing segment, and Exploration and Production segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $241.2 million in 2017, $96.5 million in 2018, $94.7 million in 2019, $95.3 million in 2020, $83.8 million in 2021 and $794.4 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company has entered into leases for the use of compressors, drilling rigs, buildings and other items. These leases are accounted for as operating leases. The future lease commitments during the next five years and thereafter are as follows: $13.7 million in 2017, $5.8 million in 2018, $4.2 million in 2019, $3.0 million in 2020, $1.5 million in 2021 and $0.4 million thereafter.
The Company, in its Pipeline and Storage segment and Gathering segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system expansion projects. As of September 30, 2016, the future contractual commitments related to the expansion projects are $52.5 million in 2017, $7.2 million in 2018, $0.1 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $0.5 million thereafter.
The Company, in its Exploration and Production segment, has entered into contractual obligations associated with hydraulic fracturing and fuel. The future contractual commitments are $25.2 million in 2017. There are no contractual commitments extending beyond 2017.
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
The Exploration and Production segment, through Seneca, is engaged in exploration for and development of natural gas and oil reserves in California and the Appalachian region of the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended September 30, 2016
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$607,113	$215,674	$374	$531,024	$93,578	$1,447,763	$3,753	$900	$1,452,416
Intersegment Revenues	$—	$90,755	$89,073	$13,123	$884	$193,835	$—	$(193,835)	$—
Interest Income	$858	$770	$297	$1,737	$422	$4,084	$117	$34	$4,235
Interest Expense	$55,434	$33,327	$8,872	$27,582	$49	$125,264	$—	$(4,220)	$121,044
Depreciation, Depletion and Amortization	$139,963	$43,273	$15,282	$48,618	$278	$247,414	$1,260	$743	$249,417
Income Tax Expense (Benefit)	$(334,029)	$50,241	$24,334	$25,602	$2,460	$(231,392)	$561	$(1,718)	$(232,549)
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$948,307	$—	$—	$—	$—	$948,307	$—	$—	$948,307
Segment Profit: Net Income (Loss)	$(452,842)	$76,610	$30,499	$50,960	$4,348	$(290,425)	$778	$(1,311)	$(290,958)
Expenditures for Additions to Long-Lived Assets	$256,104	$114,250	$54,293	$98,007	$34	$522,688	$37	$326	$523,051
	At September 30, 2016
	(Thousands)
Segment Assets	$1,323,081	$1,680,734	$534,259	$2,021,514	$63,392	$5,622,980	$77,138	$(63,731)	$5,636,387

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2015
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$693,441	$203,089	$497	$700,761	$159,857	$1,757,645	$2,352	$916	$1,760,913
Intersegment Revenues	$—	$88,251	$76,709	$15,506	$849	$181,315	$—	$(181,315)	$—
Interest Income	$2,554	$474	$140	$2,220	$195	$5,583	$66	$(1,727)	$3,922
Interest Expense	$46,726	$27,658	$1,627	$28,176	$27	$104,214	$—	$(4,743)	$99,471
Depreciation, Depletion and Amortization	$239,818	$38,178	$10,829	$45,616	$209	$334,650	$832	$676	$336,158
Income Tax Expense (Benefit)	$(428,217)	$48,113	$24,721	$33,143	$4,547	$(317,693)	$13	$(1,456)	$(319,136)
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$1,126,257	$—	$—	$—	$—	$1,126,257	$—	$—	$1,126,257
Segment Profit: Net Income (Loss)	$(556,974)	$80,354	$31,849	$63,271	$7,766	$(373,734)	$(2)	$(5,691)	$(379,427)
Expenditures for Additions to Long-Lived Assets	$557,313	$230,192	$118,166	$94,371	$128	$1,000,170	$—	$339	$1,000,509
	At September 30, 2015
	(Thousands)
Segment Assets	$2,439,801	$1,590,524	$444,358	$1,934,731	$90,676	$6,500,090	$77,350	$(12,501)	$6,564,939

	Year Ended September 30, 2014
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$804,096	$200,664	$673	$831,156	$271,993	$2,108,582	$3,532	$967	$2,113,081
Intersegment Revenues	$—	$83,744	$69,937	$18,462	$1,159	$173,302	$—	$(173,302)	$—
Interest Income	$1,909	$284	$120	$3,010	$173	$5,496	$106	$(1,432)	$4,170
Interest Expense	$42,232	$26,428	$1,726	$27,693	$31	$98,110	$6	$(3,839)	$94,277
Depreciation, Depletion and Amortization	$296,210	$36,642	$6,116	$43,594	$197	$382,759	$344	$678	$383,781
Income Tax Expense (Benefit)	$81,370	$47,100	$23,636	$33,918	$3,761	$189,785	$822	$(993)	$189,614
Segment Profit: Net Income (Loss)	$121,569	$77,559	$32,709	$64,059	$6,631	$302,527	$1,160	$(4,274)	$299,413
Expenditures for Additions to Long-Lived Assets	$602,705	$139,821	$137,799	$88,810	$264	$969,399	$274	$234	$969,907
	At September 30, 2014
	(Thousands)
Segment Assets	$3,081,885	$1,364,659	$325,388	$1,841,891	$77,152	$6,690,975	$89,760	$(93,018)	$6,687,717

(1)	All Revenue from External Customers originated in the United States.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information	At September 30
	2016	2015	2014
	(Thousands)
Long-Lived Assets:
United States	$5,223,356	$6,189,138	$6,350,708
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

Quarter Ended	Operating Revenues	Operating Income (Loss)	Net Income(Loss) Available for Common Stock		Earnings (Loss) per Common Share

					Basic	Diluted
	(Thousands, except per common share amounts)
2016
9/30/2016	$292,472	$81,244	$37,553	(1)	$0.44	$0.44
6/30/2016	$335,617	$45,162	$8,286	(2)	$0.10	$0.10
3/31/2016	$449,132	$(237,000)	$(147,688)	(3)	$(1.74)	$(1.74)
12/31/2015	$375,195	$(305,924)	$(189,109)	(4)	$(2.23)	$(2.23)
2015
9/30/2015	$301,062	$(326,731)	$(187,703)	(5)	$(2.22)	$(2.22)
6/30/2015	$339,815	$(489,214)	$(293,134)	(6)	$(3.47)	$(3.44)
3/31/2015	$596,127	$44,331	$16,669	(7)	$0.20	$0.20
12/31/2014	$523,909	$160,561	$84,741		$1.01	$1.00

(1)	Includes a non-cash $32.7 million impairment charge ($19.0 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(2)	Includes a non-cash $82.7 million impairment charge ($47.9 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(3)	Includes a non-cash $397.4 million impairment charge ($230.5 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(4)	Includes a non-cash $435.5 million impairment charge ($252.6 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(5)
Includes a non-cash $417.2 million impairment charge ($240.9 million after tax) associated with the Exploration and Production segment's oil and gas producing properties and a $8.0 million reversal of stock-based compensation expense ($4.7 million after tax) related to performance based restricted stock units.

(6)	Includes a non-cash $588.7 million impairment charge ($339.8 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(7)	Includes a non-cash $120.3 million impairment charge ($69.5 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note L — Market for Common Stock and Related Shareholder Matters (unaudited)
At September 30, 2016, there were 11,751 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note E — Capitalization and Short-Term Borrowings. The quarterly price ranges (based on intra-day prices) and quarterly dividends declared for the fiscal years ended September 30, 2016 and 2015, are shown below:

	Price Range		Dividends Declared
Quarter Ended	High	Low
2016
9/30/2016	$59.62	$53.81	$0.405
6/30/2016	$57.06	$47.49	$0.405
3/31/2016	$51.53	$39.79	$0.395
12/31/2015	$56.64	$37.03	$0.395
2015
9/30/2015	$59.39	$48.61	$0.395
6/30/2015	$66.07	$58.83	$0.395
3/31/2015	$70.19	$57.73	$0.385
12/31/2014	$72.21	$64.31	$0.385
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
Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2016	2015
	(Thousands)
Proved Properties(1)	$4,554,929	$4,473,721
Unproved Properties	135,285	176,327
	4,690,214	4,650,048
Less — Accumulated Depreciation, Depletion and Amortization	3,657,239	2,572,348
	$1,032,975	$2,077,700

(1)	Includes asset retirement costs of $63.6 million and $113.3 million at September 30, 2016 and 2015, respectively.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2021. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2017. Following is a summary of costs excluded from amortization at September 30, 2016:

	Total as of September 30, 2016	Year Costs Incurred
		2016	2015	2014	Prior
	(Thousands)
Acquisition Costs	$55,193	$—	$—	$7,057	$48,136
Development Costs	52,780	40,597	7,911	1,436	2,836
Exploration Costs	26,822	17,340	9,482	—	—
Capitalized Interest	490	339	151	—	—
	$135,285	$58,276	$17,544	$8,493	$50,972
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2016	2015	2014
	(Thousands)
United States
Property Acquisition Costs:
Proved	$1,342	$1,767	$18,213
Unproved	2,165	19,998	7,884
Exploration Costs(1)	27,561	53,222	71,850
Development Costs(2)	219,386	454,605	490,164
Asset Retirement Costs	(49,653)	37,595	(4,946)
	$200,801	$567,187	$583,165

(1)	Amounts for 2016, 2015 and 2014 include capitalized interest of $0.3 million, $0.4 million and $0.7 million, respectively.

(2)	Amounts for 2016, 2015 and 2014 include capitalized interest of $0.2 million, $0.5 million and $0.7 million, respectively.
For the years ended September 30, 2016, 2015 and 2014, the Company spent $92.8 million, $161.8 million and $179.9 million, respectively, developing proved undeveloped reserves.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Results of Operations for Producing Activities

	Year Ended September 30
	2016	2015	2014
United States	(Thousands, except per Mcfe amounts)
Operating Revenues:
Natural Gas (includes revenues from sales to affiliates of $2 (2016) and $1 (2015 and 2014) and transfers to operations of $1,765, $1,946 and $2,145, respectively)	$282,619	$350,673	$515,080
Oil, Condensate and Other Liquids	103,533	156,048	298,179
Total Operating Revenues(1)	386,152	506,721	813,259
Production/Lifting Costs	153,914	167,800	165,534
Franchise/Ad Valorem Taxes	13,794	20,167	20,765
Purchased Emission Allowance Expense	700	3,089	—
Accretion Expense	6,663	6,186	6,192
Depreciation, Depletion and Amortization ($0.85, $1.49 and $1.82 per Mcfe of production)	136,579	234,480	291,651
Impairment of Oil and Gas Producing Properties	948,307	1,126,257	—
Income Tax Expense (Benefit)	(368,940)	(444,393)	140,484
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$(504,865)	$(606,865)	$188,633

(1)	Exclusive of hedging gains and losses. See further discussion in Note G — Financial Instruments.
Reserve Quantity Information
The Company's proved oil and gas reserve estimates are prepared by the Company's reservoir engineers who meet the qualifications of Reserve Estimator per the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007. The Company maintains comprehensive internal reserve guidelines and a continuing education program designed to keep its staff up to date with current SEC regulations and guidance.
The Company's Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company's reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 30 years of Petroleum Engineering experience with both major and independent oil and gas companies. He has maintained oversight of the Company's reserve estimation process for the past thirteen years. He is a member of the Society of Petroleum Evaluation Engineers and a Registered Professional Engineer in the State of Texas.
The Company maintains a system of internal controls over the reserve estimation process. Management reviews the price, heat content, lease operating cost and future investment assumptions used in the economic model to determine the reserves. The Vice President of Reservoir Engineering reviews and approves all new reserve assignments and significant reserve revisions. Access to the Reserve database is restricted. Significant changes to the reserve report are reviewed by senior management on a quarterly basis. Periodically, the Company's internal audit department assesses the design of these controls and performs testing to determine the effectiveness of such controls.
All of the Company's reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a professional engineer registered with the State of Texas (consulting at NSAI since 2004 and with over 5 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 2008 and with over 11 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2016 and did not identify any problems which would cause it to take exception to those estimates.
The reliable technologies that were utilized in estimating the reserves include wire line open-hole log data, performance data, log cross sections, core data, 2D and 3D seismic data and statistical analysis. The statistical method utilized production performance from both the Company's and competitors’ wells. Geophysical data includes data from the Company's wells, published documents and state data-sites, and 2D and 3D seismic data. These were used to confirm continuity of the formation.

	Gas MMcf
	U. S.
	Appalachian Region		West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2013	1,238,738		60,777	1,299,515
Extensions and Discoveries	446,821	(1)	—	446,821
Revisions of Previous Estimates	43,690		1,358	45,048
Production	(139,097)	(2)	(3,210)	(142,307)
Purchases of Minerals in Place	33,986		—	33,986
Sale of Minerals in Place	(76)		(103)	(179)
September 30, 2014	1,624,062		58,822	1,682,884
Extensions and Discoveries	633,360	(1)	—	633,360
Revisions of Previous Estimates	(28,124)		(6,317)	(34,441)
Production	(136,404)	(2)	(3,159)	(139,563)
Sale of Minerals in Place	(112)		—	(112)
September 30, 2015	2,092,782		49,346	2,142,128
Extensions and Discoveries	185,347	(1)	—	185,347
Revisions of Previous Estimates	(245,029)		(3,132)	(248,161)
Production	(140,457)	(2)	(3,090)	(143,547)
Sale of Minerals in Place	(261,192)		—	(261,192)
September 30, 2016	1,631,451		43,124	1,674,575
Proved Developed Reserves:
September 30, 2013	807,055		59,862	866,917
September 30, 2014	1,119,901		57,907	1,177,808
September 30, 2015	1,267,498		49,346	1,316,844
September 30, 2016	1,089,492		43,124	1,132,616
Proved Undeveloped Reserves:
September 30, 2013	431,683		915	432,598
September 30, 2014	504,161		915	505,076
September 30, 2015	825,284		—	825,284
September 30, 2016	541,959		—	541,959

(1)	Extensions and discoveries include 442 Bcf (during 2014), 598 Bcf (during 2015) and 179 Bcf (during 2016), of Marcellus Shale gas in the Appalachian Region.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Production includes 131,590 MMcf (during 2014), 130,291 MMcf (during 2015) and 135,598 MMcf (during 2016), from Marcellus Shale fields (which exceed 15% of total reserves).

	Oil Mbbl
	U. S.
	Appalachian Region	West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2013	283	41,315	41,598
Extensions and Discoveries	18	1,521	1,539
Revisions of Previous Estimates	(17)	(1,677)	(1,694)
Production	(31)	(3,005)	(3,036)
Purchases of Minerals in Place	—	83	83
Sales of Minerals in Place	—	(13)	(13)
September 30, 2014	253	38,224	38,477
Extensions and Discoveries	—	533	533
Revisions of Previous Estimates	(3)	(2,251)	(2,254)
Production	(30)	(3,004)	(3,034)
September 30, 2015	220	33,502	33,722
Extensions and Discoveries	—	530	530
Revisions of Previous Estimates	(46)	(2,201)	(2,247)
Production	(28)	(2,895)	(2,923)
Sales of Minerals in Place	(73)	—	(73)
September 30, 2016	73	28,936	29,009
Proved Developed Reserves:
September 30, 2013	283	38,082	38,365
September 30, 2014	253	37,002	37,255
September 30, 2015	220	33,150	33,370
September 30, 2016	73	28,698	28,771
Proved Undeveloped Reserves:
September 30, 2013	—	3,233	3,233
September 30, 2014	—	1,222	1,222
September 30, 2015	—	352	352
September 30, 2016	—	238	238
The Company’s proved undeveloped (PUD) reserves decreased from 827 Bcfe at September 30, 2015 to 543 Bcfe at September 30, 2016. PUD reserves in the Marcellus Shale decreased from 825 Bcfe at September 30, 2015 to 542 Bcfe at September 30, 2016. The Company’s total PUD reserves were 29% of total proved reserves at September 30, 2016, down from 35% of total proved reserves at September 30, 2015.
The Company’s PUD reserves increased from 512 Bcfe at September 30, 2014 to 827 Bcfe at September 30, 2015. PUD reserves in the Marcellus Shale increased from 504 Bcfe at September 30, 2014 to 825 Bcfe at September 30, 2015. The Company’s total PUD reserves were 35% of total proved reserves at September 30, 2015, up from 27% of total proved reserves at September 30, 2014.
The decrease in PUD reserves in 2016 of 284 Bcfe is a result of 102 Bcfe in new PUD reserve additions (103 Bcfe from the Marcellus Shale), offset by sales of 166 Bcfe associated with a joint development agreement (JDA) that Seneca entered into in December 2015, 14 Bcfe in downward revisions to remaining PUD reserves,

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

110 Bcfe in PUD conversions to developed reserves and 96 Bcfe in PUD reserves removed. The PUD reserves removed were primarily in the Marcellus Shale (74 Bcfe) and were due to several factors including schedule changes, lower performance expectations and lower natural gas pricing. Geneseo Shale PUD reserves of 23 Bcfe were removed solely due to lower gas pricing as they were uneconomic at trailing twelve month pricing.
The increase in PUD reserves in 2015 of 315 Bcfe was a result of 496 Bcfe in new PUD reserve additions (494 Bcfe from the Marcellus Shale), 26 Bcfe in upward revisions to remaining PUD reserves, offset by 168 Bcfe in PUD conversions to developed reserves and 39 Bcfe in PUD reserves removed. The PUD reserves removed were primarily in the Marcellus Shale (37 Bcfe) in Tioga County, where the Company had no near term plans to develop these reserves as it employed capital elsewhere. An additional 2 Bcfe (279 Mbbl) of PUD reserves were removed at the Midway Sunset field in the Tulare reservoir as the Company had no near term plans to develop these reserves as it employed capital elsewhere.
The Company invested $93 million (includes $36 million of drilling carry costs for a JDA partner that were later reimbursed) during the year ended September 30, 2016 to convert 92 Bcfe (110 Bcfe including revisions) of PUD reserves to developed reserves. This represents 11% of the net PUD reserves recorded at September 30, 2015. In 2016, the majority of Seneca's planned PUD reserves development was funded by a JDA partner, which reduced Seneca's working interest, as discussed in Note A — Summary of Significant Accounting Policies under the heading “Property, Plant and Equipment.” In fiscal 2016, the Company developed 31 (or 28%) of its gross Marcellus Shale wells that were recorded at September 30, 2015. The majority of these wells were included in the JDA.  Including the impact of JDA sales, the Company developed 207 Bcfe (or 25%) of its net PUD reserves recorded at September 30, 2015. In addition, as stated above, the sales associated with the JDA further decreased PUD reserves.  The Company anticipates further PUD reserves sales associated with the JDA in fiscal 2017 as it develops the last group of wells included in the JDA.
The Company invested $162 million during the year ended September 30, 2015 to convert 168 Bcfe (184 Bcfe including revisions) of September 30, 2014 PUD reserves to proved developed reserves. This represented 33% of the PUD reserves booked at September 30, 2014.
In 2017, the Company estimates that it will invest approximately $124 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule, and over the last five years, the Company developed 33% of its beginning year PUD reserves in fiscal 2012, 39% of its beginning year PUD reserves in fiscal 2013, 51% of its beginning year PUD reserves in fiscal 2014, 33% of its beginning year PUD reserves in fiscal 2015 and 25% of its beginning year PUD reserves in fiscal 2016.
At September 30, 2016, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The standardized measure is intended instead to provide a means for comparing the value of the Company’s proved reserves at a given time with those of other oil- and gas-producing companies than is provided by a simple comparison of raw proved reserve quantities.

	Year Ended September 30
	2016	2015	2014
	(Thousands)
United States
Future Cash Inflows	$3,768,463	$6,916,775	$10,001,545
Less:
Future Production Costs	1,994,916	2,854,142	2,795,657
Future Development Costs	375,152	761,922	790,033
Future Income Tax Expense at Applicable Statutory Rate	303,397	1,117,433	2,434,370
Future Net Cash Flows	1,094,998	2,183,278	3,981,485
Less:
10% Annual Discount for Estimated Timing of Cash Flows	452,470	860,244	1,914,607
Standardized Measure of Discounted Future Net Cash Flows	$642,528	$1,323,034	$2,066,878
The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2016	2015	2014
	(Thousands)
United States
Standardized Measure of Discounted Future
Net Cash Flows at Beginning of Year	$1,323,034	$2,066,878	$1,966,366
Sales, Net of Production Costs	(218,444)	(318,753)	(626,960)
Net Changes in Prices, Net of Production Costs	(1,066,593)	(1,752,843)	(38,723)
Extensions and Discoveries	47,742	266,159	381,008
Changes in Estimated Future Development Costs	143,752	164,510	68,731
Purchases of Minerals in Place	—	—	34,705
Sales of Minerals in Place	(95,849)	(1)	(691)
Previously Estimated Development Costs Incurred	92,840	161,833	179,502
Net Change in Income Taxes at Applicable Statutory Rate	387,739	545,442	(231,807)
Revisions of Previous Quantity Estimates	6,202	(16,573)	55,184
Accretion of Discount and Other	22,105	206,382	279,563
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$642,528	$1,323,034	$2,066,878

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2016
Allowance for Uncollectible Accounts	$29,029	$6,819	$1,521	$16,260	$21,109
Year Ended September 30, 2015
Allowance for Uncollectible Accounts	$31,811	$9,316	$2,585	$14,683	$29,029
Year Ended September 30, 2014
Allowance for Uncollectible Accounts	$27,144	$10,856	$3,241	$9,430	$31,811

(1)	Represents the discount on accounts receivable purchased in accordance with the Utility segment’s 2005 New York rate agreement.

(2)	Amounts represent net accounts receivable written-off.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
None.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for Three-Year Terms to Expire in 2020,” “Directors Whose Terms Expire in 2019,” “Directors Whose Terms Expire in 2018,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
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

3(ii)	By-Laws:

•	National Fuel Gas Company By-Laws as amended March 10, 2016 (Exhibit 3.1, Form 8-K dated March 16, 2016)

4	Instruments Defining the Rights of Security Holders, Including Indentures:

Exhibit Number	Description of Exhibits
•	Indenture, dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

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

•	Letter of Appointment of Wells Fargo Bank, National Association, as Successor Rights Agent, dated July 18, 2012 (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 2012)

10	Material Contracts:

10.1	Third Amended and Restated Credit Agreement, dated as of September 9, 2016, among the Company, the Lenders Party Thereto, and JP Morgan Chase Bank, National Association, as Administrative Agent

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

•	Form of Indemnification Agreement, dated September 2006, between the Company and each Director (Exhibit 10.1, Form 8-K dated September 18, 2006)

Exhibit Number	Description of Exhibits
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

•	Letter Agreement between the Company and Matthew D. Cabell, dated November 17, 2006 (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2006)

•	Description of September 17, 2009 restricted stock award (Exhibit 10.1, Form 10-K for fiscal year ended September 30, 2009)

•	Description of post-employment medical and prescription drug benefits (Exhibit 10.2, Form 10-K for fiscal year ended September 30, 2009)

•	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of July 23, 2007 (Exhibit 10.4, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.1, Form 8-K dated March 28, 2005)

•	Form of Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.1, Form 8-K dated May 16, 2006)

•	Form of Restricted Stock Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2006)

•	Form of Stock Option Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2006)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2011)

•	Form of Restricted Stock Award Notice under the National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2010)

•	Administrative Rules with Respect to At Risk Awards under the 1997 Award and Option Plan amended and restated as of September 8, 2005 (Exhibit 10.4, Form 10-K for fiscal year ended September 30, 2005)

Exhibit Number	Description of Exhibits
•	National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 8-K dated March 16, 2015)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2010)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2010)

•	Form of Restricted Stock Unit Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2012)

•	Amended and Restated National Fuel Gas Company 2007 Annual At Risk Compensation Incentive Program (Exhibit 10.3, Form 10-K for the fiscal year ended September 30, 2008)

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

•
Administrative Rules of the Compensation Committee of the Board of Directors of National Fuel Gas Company, as amended and restated effective June 9, 2016 (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2016)

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

•	National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan, as amended and reapproved March 10, 2016 (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2016)

•	Description of assignment of interests in certain life insurance policies (Exhibit 10.1, Form 10-Q for the quarterly period ended June 30, 2006)

•	Description of agreement between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.3, Form 10-Q for the quarterly period ended June 30, 2006)

•	Agreement, dated September 24, 2006, between the Company and Philip C. Ackerman regarding death benefit (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2006)

•	Description of 2014 performance goals under the National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Program (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2013)

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2015)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2015)

•	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2015)

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

•	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2013)

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the fiscal years ended September 30, 2012 through 2016

21	Subsidiaries of the Registrant

23	Consents of Experts:

23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

23.2	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Additional Exhibits:

99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

99.2	Company Maps

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014 (iii) the Consolidated Balance Sheets at September 30, 2016 and September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

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
Date: November 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 18, 2016
D. F. Smith

/s/ P. C. Ackerman	Director	Date: November 18, 2016
P. C. Ackerman

/s/ D. C. Carroll	Director	Date: November 18, 2016
D. C. Carroll

/s/ S. E. Ewing	Director	Date: November 18, 2016
S. E. Ewing

/s/ J. N. Jaggers	Director	Date: November 18, 2016
J. N. Jaggers

/s/ C. G. Matthews	Director	Date: November 18, 2016
C. G. Matthews

/s/ R. Ranich	Director	Date: November 18, 2016
R. Ranich

/s/ J. W. Shaw	Director	Date: November 18, 2016
J. W. Shaw

/s/ R. J. Tanski	President, Chief Executive Officer and Director	Date: November 18, 2016
R. J. Tanski

/s/ D. P. Bauer	Treasurer and Principal Financial Officer	Date: November 18, 2016
D. P. Bauer

/s/ K. M. Camiolo	Controller and Principal Accounting Officer	Date: November 18, 2016
K. M. Camiolo