Form 10-Q
period 2017-03-31
NATIONAL FUEL GAS CO
filed 2017-05-05
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☑   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2017: 85,417,057 shares.

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
Cashout revenues
A cash resolution of a gas imbalance whereby a customer (e.g. a marketer) pays for gas the customer receives in excess of amounts delivered into pipeline/storage or distribution systems by the customer’s shipper.

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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2017	2016	2017	2016
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$308,889	$248,173	$516,669	$417,005
Exploration and Production and Other Revenues	159,997	144,570	321,691	297,454
Pipeline and Storage and Gathering Revenues	53,189	56,389	106,216	109,868
	522,075	449,132	944,576	824,327

Operating Expenses:
Purchased Gas	147,971	81,623	218,214	123,691
Operation and Maintenance:
Utility and Energy Marketing	63,907	57,309	114,329	104,858
Exploration and Production and Other	37,593	42,964	68,055	88,539
Pipeline and Storage and Gathering	23,106	21,541	45,766	41,109
Property, Franchise and Other Taxes	22,542	21,305	42,921	41,662
Depreciation, Depletion and Amortization	56,999	63,947	113,194	134,498
Impairment of Oil and Gas Producing Properties	—	397,443	—	832,894
	352,118	686,132	602,479	1,367,251
Operating Income (Loss)	169,957	(237,000)	342,097	(542,924)
Other Income (Expense):
Interest Income	391	278	1,991	2,077
Other Income	1,744	3,236	3,356	5,654
Interest Expense on Long-Term Debt	(28,913)	(28,994)	(58,016)	(59,366)
Other Interest Expense	(924)	(1,237)	(1,834)	(2,617)
Income (Loss) Before Income Taxes	142,255	(263,717)	287,594	(597,176)
Income Tax Expense (Benefit)	52,971	(116,030)	109,403	(260,380)

Net Income (Loss) Available for Common Stock	89,284	(147,687)	178,191	(336,796)

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	762,641	880,619	676,361	1,103,200
	851,925	732,932	854,552	766,404

Dividends on Common Stock	(34,577)	(33,533)	(69,120)	(67,005)
Cumulative Effect of Adoption of Authoritative Guidance for Stock-Based Compensation	—	—	31,916	—
Balance at March 31	$817,348	$699,399	$817,348	$699,399

Earnings Per Common Share:
Basic:
Net Income (Loss) Available for Common Stock	$1.05	$(1.74)	$2.09	$(3.97)
Diluted:
Net Income (Loss) Available for Common Stock	$1.04	$(1.74)	$2.07	$(3.97)
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	85,334,887	84,806,982	85,261,575	84,728,680
Used in Diluted Calculation	86,006,614	84,806,982	85,897,282	84,728,680
Dividends Per Common Share:
Dividends Declared	$0.405	$0.395	$0.810	$0.790
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars)	2017	2016	2017	2016
Net Income (Loss) Available for Common Stock	$89,284	$(147,687)	$178,191	$(336,796)
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	1,726	(4)	843	(642)
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	44,097	33,768	(8,404)	99,139
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	—	(388)	(741)	(388)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(10,472)	(61,235)	(41,189)	(118,405)
Other Comprehensive Income (Loss), Before Tax	35,351	(27,859)	(49,491)	(20,296)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	645	(16)	300	(207)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	18,352	14,190	(3,699)	34,866
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	—	(163)	(272)	(163)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(4,414)	(25,600)	(17,369)	(43,606)
Income Taxes – Net	14,583	(11,589)	(21,040)	(9,110)
Other Comprehensive Income (Loss)	20,768	(16,270)	(28,451)	(11,186)
Comprehensive Income (Loss)	$110,052	$(163,957)	$149,740	$(347,982)

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	September 30, 2016
(Thousands of Dollars)
ASSETS
Property, Plant and Equipment	$9,704,134	$9,539,581
Less - Accumulated Depreciation, Depletion and Amortization	5,185,077	5,085,099
	4,519,057	4,454,482
Current Assets
Cash and Temporary Cash Investments	231,173	129,972
Hedging Collateral Deposits	1,771	1,484
Receivables – Net of Allowance for Uncollectible Accounts of $27,199 and $21,109, Respectively	171,162	133,201
Unbilled Revenue	52,852	18,382
Gas Stored Underground	9,027	34,332
Materials and Supplies - at average cost	34,695	33,866
Unrecovered Purchased Gas Costs	4,681	2,440
Other Current Assets	51,585	59,354
	556,946	413,031

Other Assets
Recoverable Future Taxes	179,928	177,261
Unamortized Debt Expense	1,424	1,688
Other Regulatory Assets	314,903	320,750
Deferred Charges	26,128	20,978
Other Investments	117,284	110,664
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	18,315	17,649
Fair Value of Derivative Financial Instruments	64,729	113,804
Other	485	604
	728,672	768,874

Total Assets	$5,804,675	$5,636,387

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	September 30, 2016
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 85,375,068 Shares and 85,118,886 Shares, Respectively	$85,375	$85,119
Paid in Capital	782,688	771,164
Earnings Reinvested in the Business	817,348	676,361
Accumulated Other Comprehensive Loss	(34,091)	(5,640)
Total Comprehensive Shareholders’ Equity	1,651,320	1,527,004
Long-Term Debt, Net of Unamortized Discount and Debt Issuance Costs	2,087,385	2,086,252
Total Capitalization	3,738,705	3,613,256

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	111,382	108,056
Amounts Payable to Customers	19,466	19,537
Dividends Payable	34,577	34,473
Interest Payable on Long-Term Debt	34,900	34,900
Customer Advances	300	14,762
Customer Security Deposits	17,512	16,019
Other Accruals and Current Liabilities	106,287	74,430
Fair Value of Derivative Financial Instruments	1,471	1,560
	325,895	303,737

Deferred Credits
Deferred Income Taxes	837,098	823,795
Taxes Refundable to Customers	93,506	93,318
Cost of Removal Regulatory Liability	196,901	193,424
Other Regulatory Liabilities	91,661	99,789
Pension and Other Post-Retirement Liabilities	291,259	277,113
Asset Retirement Obligations	114,014	112,330
Other Deferred Credits	115,636	119,625
	1,740,075	1,719,394
Commitments and Contingencies (Note 6)	—	—

Total Capitalization and Liabilities	$5,804,675	$5,636,387

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of Dollars)	2017	2016
OPERATING ACTIVITIES
Net Income (Loss) Available for Common Stock	$178,191	$(336,796)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	—	832,894
Depreciation, Depletion and Amortization	113,194	134,498
Deferred Income Taxes	63,781	(283,912)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	(226)
Stock-Based Compensation	5,632	2,518
Other	7,713	6,106
Change in:
Hedging Collateral Deposits	(287)	1,161
Receivables and Unbilled Revenue	(92,155)	(28,211)
Gas Stored Underground and Materials and Supplies	24,476	22,637
Unrecovered Purchased Gas Costs	(2,241)	(1,245)
Other Current Assets	7,769	4,177
Accounts Payable	13,997	(31,786)
Amounts Payable to Customers	(71)	(14,561)
Customer Advances	(14,462)	(16,203)
Customer Security Deposits	1,493	(389)
Other Accruals and Current Liabilities	44,690	22,420
Other Assets	(32)	3,754
Other Liabilities	202	(4,073)
Net Cash Provided by Operating Activities	351,890	312,763

INVESTING ACTIVITIES
Capital Expenditures	(208,231)	(358,981)
Net Proceeds from Sale of Oil and Gas Producing Properties	26,554	104,938
Other	(3,225)	(18,249)
Net Cash Used in Investing Activities	(184,902)	(272,292)

FINANCING ACTIVITIES
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	226
Dividends Paid on Common Stock	(69,017)	(66,887)
Net Proceeds from Issuance of Common Stock	3,230	6,294
Net Cash Used in Financing Activities	(65,787)	(60,367)
Net Increase (Decrease) in Cash and Temporary Cash Investments	101,201	(19,896)

Cash and Temporary Cash Investments at October 1	129,972	113,596
Cash and Temporary Cash Investments at March 31	$231,173	$93,700

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$36,932	$66,058
Receivable from Sale of Oil and Gas Producing Properties	$—	$10,297
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

The earnings for the six months ended March 31, 2017 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2017.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

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

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $20.2 million at March 31, 2017, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $114.3 million and $135.3 million at March 31, 2017 and September 30, 2016, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At March 31, 2017, the ceiling exceeded the book value of the oil and gas properties by approximately $201.0 million. In adjusting estimated future cash flows for hedging under the ceiling test at March 31, 2017, estimated future net cash flows were increased by $105.4 million.

On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. Under the original joint development agreement, IOG had committed to develop 42 Marcellus wells. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $325 million for its 80% working interest in the 75 joint development wells. Of this amount, IOG has funded $251.4 million as of March 31, 2017, which includes $163.9 million of cash ($137.3 million in fiscal 2016 and $26.6 million in fiscal 2017) that Seneca had received in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells. The cash proceeds were recorded by Seneca as a $163.9 million reduction of property, plant and equipment. The remainder funded was incurred for joint development expenditures. As the fee-owner of the property’s mineral rights, Seneca retains a 7.5% royalty interest and the remaining 20% working interest (26% net revenue interest) in 56 of the joint development wells. In the remaining 19 wells, Seneca retains a 20% working and net revenue interest. Seneca’s working interest under the agreement will increase to 85% after IOG achieves a 15% internal rate of return.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the six months ended March 31, 2017 and 2016, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2017
Balance at January 1, 2017	$16,570	$5,047	$(76,476)	$(54,859)
Other Comprehensive Gains and Losses Before Reclassifications	25,745	1,081	—	26,826
Amounts Reclassified From Other Comprehensive Income (Loss)	(6,058)	—	—	(6,058)
Balance at March 31, 2017	$36,257	$6,128	$(76,476)	$(34,091)
Six Months Ended March 31, 2017
Balance at October 1, 2016	$64,782	$6,054	$(76,476)	$(5,640)
Other Comprehensive Gains and Losses Before Reclassifications	(4,705)	543	—	(4,162)
Amounts Reclassified From Other Comprehensive Income (Loss)	(23,820)	(469)	—	(24,289)
Balance at March 31, 2017	$36,257	$6,128	$(76,476)	$(34,091)
Three Months Ended March 31, 2016
Balance at January 1, 2016	$162,728	$5,522	$(69,794)	$98,456
Other Comprehensive Gains and Losses Before Reclassifications	19,578	12	—	19,590
Amounts Reclassified From Other Comprehensive Income (Loss)	(35,635)	(225)	—	(35,860)
Balance at March 31, 2016	$146,671	$5,309	$(69,794)	$82,186
Six Months Ended March 31, 2016
Balance at October 1, 2015	$157,197	$5,969	$(69,794)	$93,372
Other Comprehensive Gains and Losses Before Reclassifications	64,273	(435)	—	63,838
Amounts Reclassified From Other Comprehensive Income (Loss)	(74,799)	(225)	—	(75,024)
Balance at March 31, 2016	$146,671	$5,309	$(69,794)	$82,186

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the six months ended March 31, 2017 and 2016 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income (Loss) is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$12,109	$57,914	$43,429	$114,242	Operating Revenues
Commodity Contracts	(1,498)	3,530	(1,958)	4,450	Purchased Gas
Foreign Currency Contracts	(139)	(209)	(282)	(287)	Operation and Maintenance Expense
Gains (Losses) on Securities Available for Sale	—	388	741	388	Other Income
	10,472	61,623	41,930	118,793	Total Before Income Tax
	(4,414)	(25,763)	(17,641)	(43,769)	Income Tax Expense
	$6,058	$35,860	$24,289	$75,024	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2017	At September 30, 2016

Prepayments	$5,284	$10,919
Prepaid Property and Other Taxes	22,563	13,138
Federal Income Taxes Receivable	—	11,758
State Income Taxes Receivable	5,237	3,961
Fair Values of Firm Commitments	—	3,962
Regulatory Assets	18,501	15,616
	$51,585	$59,354

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2017	At September 30, 2016

Accrued Capital Expenditures	$13,964	$26,796
Regulatory Liabilities	29,579	14,725
Reserve for Gas Replacement	20,215	—
Federal Income Taxes Payable	9,355	—
Other	33,174	32,909
	$106,287	$74,430

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares.  For the quarter and six months ended March 31, 2017, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 157,554 securities and 158,211 securities excluded as being antidilutive for the quarter and six months ended March 31, 2017, respectively. As the Company recognized a net loss for both the quarter and six months ended March 31, 2016, the aforementioned potentially dilutive securities, amounting to 386,626 securities and 451,291 securities, were not recognized in the diluted earnings per share calculation for the quarter and six months ended March 31, 2016, respectively.

Stock-Based Compensation.  The Company granted 184,148 performance shares during the six months ended March 31, 2017. The weighted average fair value of such performance shares was $56.39 per share for the six months ended March 31, 2017. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the six months ended March 31, 2017 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2016 to September 30, 2019.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the six months ended March 31, 2017 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2016 to September 30, 2019.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 87,143 non-performance based restricted stock units during the six months ended March 31, 2017.  The weighted average fair value of such non-performance based restricted stock units was $52.13 per share for the six months ended March 31, 2017. Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These non-performance based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for non-performance based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component shall be the only component eligible to be capitalized as part of the cost of inventory or property, plant and equipment. The new guidance will be effective as of the Company’s first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the interaction of this authoritative guidance with the various regulatory provisions concerning pension and postretirement benefit costs in the Company’s Utility and Pipeline and Storage segments.
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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2017 and September 30, 2016.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2017
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$214,213	$—	$—	$—	$214,213
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,449	—	—	(1,068)	1,381
Over the Counter Swaps – Gas and Oil	—	73,525	—	(10,177)	63,348
Foreign Currency Contracts	—	48	—	(48)	—
Other Investments:
Balanced Equity Mutual Fund	34,664	—	—	—	34,664
Fixed Income Mutual Fund	38,460	—	—	—	38,460
Common Stock – Financial Services Industry	3,649	—	—	—	3,649
Hedging Collateral Deposits	1,771	—	—	—	1,771
Total	$295,206	$73,573	$—	$(11,293)	$357,486

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$1,068	$—	$—	$(1,068)	$—
Over the Counter Swaps – Gas and Oil	—	9,641	—	(10,177)	(536)
Foreign Currency Contracts	—	2,055	—	(48)	2,007
Total	$1,068	$11,696	$—	$(11,293)	$1,471
Total Net Assets/(Liabilities)	$294,138	$61,877	$—	$—	$356,015

Recurring Fair Value Measures	At fair value as of September 30, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$114,895	$—	$—	$—	$114,895
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	2,623	—	—	(2,276)	347
Over the Counter Swaps – Gas and Oil	—	119,654	—	(3,860)	115,794
Foreign Currency Contracts	—	—	—	(2,337)	(2,337)
Other Investments:
Balanced Equity Mutual Fund	36,658	—	—	—	36,658
Fixed Income Mutual Fund	31,395	—	—	—	31,395
Common Stock – Financial Services Industry	2,902	—	—	—	2,902
Hedging Collateral Deposits	1,484	—	—	—	1,484
Total	$189,957	$119,654	$—	$(8,473)	$301,138

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$2,276	$—	$—	$(2,276)	$—
Over the Counter Swaps – Gas and Oil	—	5,322	—	(3,860)	1,462
Foreign Currency Contracts	—	2,337	—	(2,337)	—
Total	$2,276	$7,659	$—	$(8,473)	$1,462
Total Net Assets/(Liabilities)	$187,681	$111,995	$—	$—	$299,676

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At March 31, 2017 and September 30, 2016, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits were $1.8 million at March 31, 2017 and $1.5 million at September 30, 2016, which were associated with these futures contracts and have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2017 and September 30, 2016 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, crude oil price swap agreements used in the Company’s Exploration and Production segment and foreign currency contracts used in the Company's Exploration and Production segment. The derivative financial instruments reported in Level 2 at March 31, 2017 also include basis hedge swap agreements used in the Company's Energy Marketing segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2017, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 for the six months ended March 31, 2016. For the six months ended March 31, 2017, there were no assets or liabilities measured at fair value and classified as Level 3. The Company's Exploration and Production segment had a small portion of their crude oil price swap agreements reported as Level 3 at October 1, 2015 that settled during the first quarter of fiscal 2016. For the quarters and six months ended March 31, 2017 and March 31, 2016, no transfers in or out of Level 1 or Level 2 occurred. There were no purchases or sales of derivative financial instruments during the period presented in the table below.  All settlements of the derivative financial instruments are reflected in the Gains/Losses Realized and Included in Earnings column of the table below (amounts in parentheses indicate credits in the derivative asset/liability accounts).

Fair Value Measurements Using Unobservable Inputs (Level 3)
(Thousands of Dollars)		Total Gains/Losses
	October 1, 2015	Gains/Losses Realized and Included in Earnings		Gains/Losses Unrealized and Included in Other Comprehensive Income (Loss)	Transfer In/Out of Level 3	March 31, 2016
Derivative Financial Instruments(2)	$1,791	$(2,002)	(1)	$211	$—	$—

(1)	Amounts are reported in Operating Revenues in the Consolidated Statement of Income for the three months ended March 31, 2016.

(2)	Derivative Financial Instruments are shown on a net basis.

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

	March 31, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,087,385	$2,221,216	$2,086,252	$2,255,562

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

Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity and fixed income securities. The values of the insurance contracts amounted to $40.5 million at March 31, 2017 and $39.7 million at September 30, 2016. The fair value of the equity mutual fund was $34.7 million at March 31, 2017 and $36.7 million at September 30, 2016. The gross unrealized gain on this equity mutual fund was $7.4 million at March 31, 2017 and $7.9 million at September 30, 2016. The fair value of the fixed income mutual fund was $38.5 million at March 31, 2017 and $31.4 million at September 30, 2016. The gross unrealized loss on this fixed income mutual fund was $0.1 million at March 31, 2017 and the gross unrealized gain on this fixed income mutual fund was less than $0.1 million at September 30, 2016. The fair value of the stock of an insurance company was $3.6 million at March 31, 2017 and $2.9 million at September 30, 2016. The gross unrealized gain on this stock was $2.4 million at March 31, 2017 and $1.6 million at September 30, 2016. The insurance contracts and marketable equity securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

Derivative Financial Instruments.  The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment as well as the Energy Marketing segment. The Company enters into futures contracts and over-the-counter swap agreements for natural gas and crude oil to manage the price risk associated with forecasted sales of gas and oil. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The Company also enters into futures contracts and swaps, which are accounted for as cash flow hedges, to manage the price risk associated with forecasted gas purchases. The Company enters into futures contracts and swaps to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in value of natural gas held in storage. These instruments are accounted for as fair value hedges. The duration of the Company’s combined cash flow and fair value commodity hedges does not typically exceed 7 years while the foreign currency forward contracts do not exceed ten years. The Exploration and Production segment holds the majority of the Company’s derivative financial instruments.

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2017 and September 30, 2016.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

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

As of March 31, 2017, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	138.8	Bcf (short positions)
Natural Gas	1.6	Bcf (long positions)
Crude Oil	3,051,000	Bbls (short positions)

As of March 31, 2017, the Company was hedging a total of $72.5 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).
As of March 31, 2017, the Company had $62.2 million ($36.3 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $35.9 million ($21.0 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transaction are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2017 and 2016 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships
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
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Commodity Contracts	$42,484	$30,876	Operating Revenue	$12,109	$57,914	Operating Revenue	$—	$31
Commodity Contracts	1,044	(214)	Purchased Gas	(1,498)	3,530	Not Applicable	—	—
Foreign Currency Contracts	569	3,106	Operation and Maintenance Expense	(139)	(209)	Not Applicable	—	—
Total	$44,097	$33,768		$10,472	$61,235		$—	$31

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2017 and 2016 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Six Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion) for the Six Months Ended March 31,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Commodity Contracts	$(7,960)	$96,217	Operating Revenue	$43,429	$114,242	Operating Revenue	$(100)	$168
Commodity Contracts	(492)	1,999	Purchased Gas	(1,958)	4,450	Not Applicable	—	—
Foreign Currency Contracts	48	923	Operation and Maintenance Expense	(282)	(287)	Not Applicable	—	—
Total	$(8,404)	$99,139		$41,189	$118,405		$(100)	$168

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2017, the Company’s Energy Marketing segment had fair value hedges covering approximately 15.8 Bcf (15.1 Bcf of fixed price sales commitments, 0.1 Bcf of fixed price purchase commitments and 0.6 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2017 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2017 (In Thousands)
Commodity Contracts	Operating Revenues	$2,954	$(2,954)
Commodity Contracts	Purchased Gas	$226	$(226)
		$3,180	$(3,180)

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with sixteen counterparties of which thirteen are in a net gain position. On average, the Company had $4.8 million of credit exposure per counterparty in a gain position at March 31, 2017. The maximum credit exposure per counterparty in a gain position at March 31, 2017 was $10.0 million. As of March 31, 2017, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

As of March 31, 2017, fourteen of the sixteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2017, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $41.0 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements). At March 31, 2017, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $0.6 million according to the Company's internal model (discussed in Note 2 - Fair Value Measurements). For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at March 31, 2017.

For its exchange traded futures contracts, the Company was required to post $1.8 million in hedging collateral deposits as of March 31, 2017. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4 - Income Taxes

The components of federal and state income taxes included in the Consolidated Statements of Income are as follows (in thousands):

	Six Months Ended March 31,
	2017	2016
Current Income Taxes
Federal	$34,113	$7,995
State	11,509	15,537

Deferred Income Taxes
Federal	51,749	(197,982)
State	12,032	(85,930)
	109,403	(260,380)
Deferred Investment Tax Credit	(86)	(174)

Total Income Taxes	$109,317	$(260,554)
Presented as Follows:
Other Income	(86)	(174)
Income Tax Expense (Benefit)	109,403	(260,380)

Total Income Taxes	$109,317	$(260,554)

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income (loss) before income taxes.  The following is a reconciliation of this difference (in thousands):

	Six Months Ended March 31,
	2017	2016
U.S. Income (Loss) Before Income Taxes	$287,508	$(597,350)

Income Tax Expense (Benefit), Computed at U.S. Federal Statutory Rate of 35%	$100,628	$(209,073)
State Income Taxes (Benefit)	15,302	(45,756)
Miscellaneous	(6,613)	(5,725)

Total Income Taxes	$109,317	$(260,554)

During the quarter ended March 31, 2017, the balance of unrecognized tax benefits increased by $1.3 million. This balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.

Note 5 - Capitalization

Common Stock.  During the six months ended March 31, 2017, the Company issued 31,446 original issue shares of common stock as a result of stock option and SARs exercises, 74,547 original issue shares of common stock for restricted stock units that vested and 43,484 original issue shares of common stock for performance shares that vested.  In addition, the Company issued 90,361 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 51,727 original issue shares of common stock for the Company’s 401(k) plans.  The Company also issued 10,357 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2017.  Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes.  During the six months ended March 31, 2017, 45,740 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.    None of the Company’s long-term debt at March 31, 2017 will mature within the following twelve-month period.

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

At March 31, 2017, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites and third party waste disposal sites will be approximately $3.4 million.  The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 4 years.

The Company's estimated liability for clean-up costs discussed above includes a $1.8 million estimated liability related to the remediation of a former manufactured gas plant site located in New York. In February 2009, the Company received approval from the NYDEC of a Remedial Design Work Plan (RDWP) for this site. In October 2010, the Company submitted a RDWP addendum to conduct additional Preliminary Design Investigation field activities necessary to design a successful remediation. As a result of this work, the Company submitted to the NYDEC a proposal to amend the NYDEC’s Record of Decision remedy for the site.  In April 2013, the NYDEC approved the Company’s proposed amendment.  Final remedial design work for the site was completed, and active remedial work has also been completed. Restoration work is complete.  The Company continues to be responsible for future ongoing monitoring and long-term maintenance at the site.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2016 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2016 Form 10-K.  A listing of segment assets at March 31, 2017 and September 30, 2016 is shown in the tables below.

Quarter Ended March 31, 2017 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$159,553	$53,163	$26	$257,949	$50,940	$521,631	$218	$226	$522,075
Intersegment Revenues	$—	$22,592	$27,936	$6,096	$16	$56,640	$—	$(56,640)	$—
Segment Profit: Net Income (Loss)	$33,769	$19,256	$10,285	$25,581	$905	$89,796	$(221)	$(291)	$89,284

Six Months Ended March 31, 2017 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$320,485	$106,164	$52	$428,919	$87,750	$943,370	$772	$434	$944,576
Intersegment Revenues	$—	$44,746	$55,776	$7,922	$35	$108,479	$—	$(108,479)	$—
Segment Profit: Net Income (Loss)	$68,849	$38,624	$21,266	$46,755	$2,687	$178,181	$(400)	$410	$178,191

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2017	$1,292,230	$1,718,862	$553,719	$2,108,549	$74,404	$5,747,764	$76,630	$(19,719)	$5,804,675
At September 30, 2016	$1,323,081	$1,680,734	$534,259	$2,021,514	$63,392	$5,622,980	$77,138	$(63,731)	$5,636,387

Quarter Ended March 31, 2016 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$143,783	$56,276	$113	$212,737	$35,436	$448,345	$561	$226	$449,132
Intersegment Revenues	$—	$23,292	$21,545	$5,364	$312	$50,513	$—	$(50,513)	$—
Segment Profit: Net Income (Loss)	$(213,335)	$21,194	$7,568	$31,960	$3,484	$(149,129)	$(23)	$1,465	$(147,687)

Six Months Ended March 31, 2016 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$295,749	$109,630	$238	$356,585	$60,420	$822,622	$1,266	$439	$824,327
Intersegment Revenues	$—	$45,477	$40,184	$9,028	$624	$95,313	$—	$(95,313)	$—
Segment Profit: Net Income (Loss)	$(450,421)	$42,470	$12,490	$50,566	$4,707	$(340,188)	$166	$3,226	$(336,796)

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016

Service Cost	$2,992	$2,928	$612	$583
Interest Cost	9,596	10,579	4,752	5,096
Expected Return on Plan Assets	(14,929)	(14,842)	(7,865)	(7,883)
Amortization of Prior Service Cost (Credit)	264	308	(107)	(228)
Amortization of Losses	10,672	8,062	4,604	1,382
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	6,234	5,609	3,790	6,599

Net Periodic Benefit Cost	$14,829	$12,644	$5,786	$5,549

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2017	2016	2017	2016

Service Cost	$5,984	$5,855	$1,224	$1,166
Interest Cost	19,192	21,158	9,504	10,193
Expected Return on Plan Assets	(29,859)	(29,685)	(15,729)	(15,768)
Amortization of Prior Service Cost (Credit)	529	617	(214)	(456)
Amortization of Losses	21,343	16,124	9,207	2,765
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	6,770	7,516	5,102	10,720

Net Periodic Benefit Cost	$23,959	$21,585	$9,094	$8,620

(1)
The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the six months ended March 31, 2017, the Company contributed $15.1 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.2 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2017, the Company expects to contribute up to $5.0 million to the Retirement Plan. In the remainder of 2017, the Company expects its contributions to the VEBA trusts and 401(h) accounts to be in the range of $1.0 million to $3.0 million.

Note 9 – Regulatory Matters

On April 28, 2016, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by approximately $41.7 million. Distribution Corporation explained in the filing that its request for rate relief was necessitated by a revenue requirement driven primarily by rate base growth, higher operating expense and higher depreciation expense, among other things. On January 23, 2017, the administrative law judge assigned to the proceeding issued a recommended decision (RD) in the case. The RD, as revised on January 26, 2017, recommended a rate increase designed to provide additional annual revenues of $8.5 million, an equity ratio, subject to update of 42.3% based on the Company’s equity ratio, and a cost of equity, subject to update of 8.6%. On April 20, 2017, the NYPSC issued an Order adopting some provisions of the RD and modifying or rejecting others. The Order provides for an annual rate increase of $5.9 million. The rate increase became effective May 1, 2017. The Order further provides for a return on equity of 8.7%, and established an equity ratio of 42.9%. The Order also directs the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018, only if the Company does not file for new rates to become effective on or before October 1, 2018. The Company is currently evaluating the Order as well as the possibility of seeking judicial review of the Order.

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
Empire's current rate settlement, which was approved by FERC on December 13, 2016, reduces certain of Empire’s maximum transportation rates over a 14-month period, which, based on current contracts, is estimated to reduce Empire’s revenues on a yearly basis by between $3 million to $4 million. The settlement also reduced Empire’s depreciation rate from 2.5% to 2%. In addition, the settlement provides an annual revenue sharing mechanism, pursuant to which non-expansion transportation revenues exceeding $73.5 million are shared on a tiered basis. Under the settlement, Empire will be required to make a general rate filing no later than July 1, 2021.

Note 10 - Subsequent Event
On February 3, 2017, Supply Corporation and Empire received FERC authorization to proceed with the Northern Access 2016 project described herein. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, Supply Corporation and Empire appealed the NYDEC’s decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit. In light of the pending legal action, the Company has not yet determined a revised target in-service date. As a result of the decision of the NYDEC, Supply Corporation and Empire evaluated the capitalized project costs for impairment as of March 31, 2017 and determined that an impairment charge was not required. The evaluation considered probability weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYDEC and construction of the pipeline, as well as a scenario where the project does not proceed. Further developments or indicators of an unfavorable resolution could result in the impairment of a significant portion of the project costs, which totaled $67.8 million at March 31, 2017. The project costs are included within Property, Plant and Equipment and Deferred Charges on the Consolidated Balance Sheet.

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
For the quarter and six months ended March 31, 2017 compared to the quarter and six months ended March 31, 2016, the Company experienced increases in earnings of $237.0 million and $515.0 million, respectively, primarily due to higher earnings in the Exploration and Production segment. During the quarter ended and six months ended March 31, 2016, the Company recorded impairment charges of $397.4 million ($230.5 million after-tax) and $832.9 million ($483.1 million after-tax) that did not recur during the quarter and six months ended March 31, 2017. In the Company's Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. At December 31, 2015 as well as at March 31, 2016, due to significant declines in crude oil and natural gas commodity prices over the previous twelve months, the book value of the Company's oil and gas properties exceeded the ceiling, resulting in the impairment charges mentioned above. For further discussion of the ceiling test and a sensitivity analysis concerning changes in crude oil and natural gas commodity prices and their impact on the ceiling test, refer to the Critical Accounting Estimates section below. For further discussion of the Company’s earnings, refer to the Results of Operations section below.
On February 3, 2017, the Company, in its Pipeline and Storage segment, received FERC authorization to proceed with a project to move significant prospective Marcellus production from Seneca’s Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with Tennessee Gas Pipeline’s 200 Line in East Aurora, New York (“Northern Access 2016”). On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). The Company remains committed to the project. On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit. Approximately $67.8 million in costs have been incurred on this project through March 31, 2017, with the costs residing either in Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet, or Deferred Charges. Looking ahead to the remainder of fiscal 2017, capital expenditures in the Pipeline and Storage segment for fiscal 2017 have been reduced from approximately $225 million to approximately $110 million.
Seneca has two downstream Canadian transportation contracts to move incremental volumes associated with the Northern Access 2016 project. One of the contracts has a term expiring on March 31, 2023 with a remaining commitment of approximately $26.7 million (using a 1.3288 Exchange Rate). The other transportation contract has a one-time cancellation cost option of approximately $3.1 million. As noted above, the Company remains committed to the Northern Access 2016 project. Accordingly, Seneca does not intend to terminate these transportation contracts. Seneca has mitigated a portion of these costs through capacity release arrangements.

From a financing perspective, the Company expects to use cash on hand and cash from operations and, if necessary, short-term borrowings to meet its capital expenditure needs for fiscal 2017. The Company does not anticipate additional impairments of its oil and gas properties during the remainder of fiscal 2017 and expects to be able to issue additional long-term unsecured indebtedness as needed during that period.

CRITICAL ACCOUNTING ESTIMATES

For a complete discussion of critical accounting estimates, refer to "Critical Accounting Estimates" in Item 7 of the Company's 2016 Form 10-K.  There have been no material changes to that disclosure other than as set forth below.  The information presented below updates and should be read in conjunction with the critical accounting estimates in that Form 10-K.

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At March 31, 2017, the ceiling exceeded the book value of the oil and gas properties by approximately $201.0 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2017, based on posted Midway Sunset prices, was $41.39 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2017, based on the quoted Henry Hub spot price for natural gas, was $2.73 per MMBtu.  (Note – because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for the twelve months ended March 31, 2017. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at March 31, 2017 (which would not have resulted in an impairment charge) if natural gas prices were $0.25 per MMBtu lower than the average prices used at March 31, 2017, if crude oil prices were $5 per Bbl lower than the average prices used at March 31, 2017, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at March 31, 2017 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices

Excess of Ceiling over Book Value under Sensitivity Analysis	$81.9	$166.0	$46.9

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

RESULTS OF OPERATIONS

Earnings

The Company's earnings were $89.3 million for the quarter ended March 31, 2017 compared to a loss of $147.7 million for the quarter ended March 31, 2016.  The increase in earnings of $237.0 million is primarily a result of higher earnings in the Exploration and Production segment and Gathering segment. Lower earnings in the Utility segment, Energy Marketing segment and Pipeline and Storage segment, as well as losses in the Corporate and All Other categories, partially offset these increases.

The Company's earnings were $178.2 million for the six months ended March 31, 2017 compared to a loss of $336.8 million for the six months ended March 31, 2016.  The increase in earnings of $515.0 million is primarily a result of higher earnings in the Exploration and Production segment and Gathering segment. Lower earnings in the Pipeline and Storage segment, Utility segment, Energy Marketing segment and Corporate category, as well as a loss in the All Other category, partially offset these increases.

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

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Exploration and Production	$33,769	$(213,335)	$247,104	$68,849	$(450,421)	$519,270
Pipeline and Storage	19,256	21,194	(1,938)	38,624	42,470	(3,846)
Gathering	10,285	7,568	2,717	21,266	12,490	8,776
Utility	25,581	31,960	(6,379)	46,755	50,566	(3,811)
Energy Marketing	905	3,484	(2,579)	2,687	4,707	(2,020)
Total Reportable Segments	89,796	(149,129)	238,925	178,181	(340,188)	518,369
All Other	(221)	(23)	(198)	(400)	166	(566)
Corporate	(291)	1,465	(1,756)	410	3,226	(2,816)
Total Consolidated	$89,284	$(147,687)	$236,971	$178,191	$(336,796)	$514,987

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Gas (after Hedging)	$122,818	$104,356	$18,462	$243,383	$210,530	$32,853
Oil (after Hedging)	35,659	38,304	(2,645)	75,115	83,034	(7,919)
Gas Processing Plant	928	636	292	1,689	1,273	416
Other	148	487	(339)	298	912	(614)
	$159,553	$143,783	$15,770	$320,485	$295,749	$24,736

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Gas Production (MMcf)
Appalachia	40,805	34,113	6,692	80,612	66,900	13,712
West Coast	737	764	(27)	1,513	1,547	(34)
Total Production	41,542	34,877	6,665	82,125	68,447	13,678

Oil Production (Mbbl)
Appalachia	2	5	(3)	2	11	(9)
West Coast	672	718	(46)	1,393	1,460	(67)
Total Production	674	723	(49)	1,395	1,471	(76)

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.71	$1.85	$0.86	$2.54	$1.91	$0.63
West Coast	$4.57	$2.87	$1.70	$4.40	$3.27	$1.13
Weighted Average	$2.75	$1.87	$0.88	$2.57	$1.94	$0.63
Weighted Average After Hedging	$2.96	$2.99	$(0.03)	$2.96	$3.08	$(0.12)

Average Oil Price/Bbl
Appalachia	$49.87	$32.81	$17.06	$49.04	$36.74	$12.30
West Coast	$47.96	$27.02	$20.94	$45.75	$31.61	$14.14
Weighted Average	$47.96	$27.06	$20.90	$45.82	$31.65	$14.17
Weighted Average After Hedging	$52.92	$53.01	$(0.09)	$53.85	$56.45	$(2.60)

2017 Compared with 2016

Operating revenues for the Exploration and Production segment increased $15.8 million for the quarter ended March 31, 2017 as compared with the quarter ended March 31, 2016.  Gas production revenue after hedging increased $18.5 million primarily due to a large increase in gas production (production curtailments experienced in fiscal 2016 did not recur in fiscal 2017 due to improved pricing outlook) partially offset by a $0.03 per Mcf decrease in the weighted average price of gas after hedging. Oil production revenue after hedging decreased $2.6 million primarily due to a decrease in crude oil production (due to changes in steam operations and a reduction in well workover activity at its North Midway Sunset field) coupled with a $0.09 per Bbl decrease in the weighted average price of oil after hedging.

Operating revenues for the Exploration and Production segment increased $24.7 million for the six months ended March 31, 2017 as compared with the six months ended March 31, 2016.  Gas production revenue after hedging increased $32.9 million primarily due to a large increase in gas production (production curtailments experienced in fiscal 2016 did not recur in fiscal 2017 due to improved pricing outlook) partially offset by a $0.12 per Mcf decrease in the weighted average price of gas after hedging. Oil production revenue after hedging decreased $7.9 million due to a decrease in crude oil production (due to changes in steam operations and a reduction in well workover activity at its North Midway Sunset field) coupled with a $2.60 per Bbl decrease in the weighted average price of oil after hedging.

The Exploration and Production segment's earnings for the quarter ended March 31, 2017 were $33.8 million compared with a loss of $213.3 million for the quarter ended March 31, 2016.  The increase in earnings primarily reflects the non-recurrence of the aforementioned impairment charge ($230.5 million). It also reflects lower depletion expense ($5.5 million), higher natural gas production ($13.0 million), lower other operating expenses ($2.7 million) and lower income tax expense ($1.5 million). The decrease in depletion expense is primarily due to a lower level of capitalized costs as a result of the impairment charges recognized in fiscal 2015 and fiscal 2016 partially offset by the impact of an increase in natural gas production. The decrease in other operating expenses is primarily due to a decrease in personnel costs. The decrease in income tax is largely due to an enhanced oil recovery tax credit related to Seneca's California properties, which was applicable this year as a result of relatively low domestic crude oil prices, partially offset by higher state taxes. These factors, which contributed to increased earnings during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, were partially offset by lower natural gas prices after hedging ($1.0 million), lower crude oil production ($1.7 million) and higher production costs ($3.2 million). The increase in production costs is largely due to an increase in intercompany transportation costs associated with production volume transported by Midstream Corporation coupled with increased contract labor and steam fuel costs offset slightly by lower repair and maintenance costs associated with operating wells in Appalachia and on the West Coast.

The Exploration and Production segment's earnings for the six months ended March 31, 2017 were $68.8 million compared with a loss of $450.4 million for the six months ended March 31, 2016.  The increase in earnings primarily reflects the non-recurrence of the aforementioned impairment charges ($483.1 million). It also reflects lower depletion expense ($15.2 million), higher natural gas production ($27.3 million), lower other operating expenses ($4.5 million), lower interest expense ($0.8 million), the non-recurrence of joint development agreement professional fees ($2.7 million) and lower income tax expense ($1.0 million).

The decrease in depletion expense is primarily due to a lower level of capitalized costs as a result of the impairment charges recognized in fiscal 2015 and fiscal 2016 coupled with the sale of reserves to IOG in fiscal 2016 partially offset by the impact of an increase in natural gas production. The decrease in other operating expenses is primarily due to a decrease in personnel costs. The decrease in interest expense is largely due to a decrease in the Exploration and Production segment’s intercompany short-term borrowings. The decrease in income tax is largely due to an enhanced oil recovery tax credit related to Seneca's California properties, which was applicable this year as a result of relatively low domestic crude oil prices, partially offset by higher state taxes. The joint development agreement professional fees incurred were related to professional services associated with the Marcellus Shale drilling joint development agreement with IOG executed in December 2015. These fees did not recur during the first six months of fiscal 2017. These factors, which contributed to increased earnings during the six months ended March 31, 2017 compared to the six months ended March 31, 2016, were partially offset by lower crude oil prices after hedging ($2.4 million), lower natural gas prices after hedging ($6.0 million), lower crude oil production ($2.8 million) and higher production costs ($3.7 million). The increase in production costs is largely due to an increase in intercompany transportation costs associated with production volume transported by Midstream Corporation coupled with increased contract labor and steam fuel costs offset slightly by lower repair and maintenance costs associated with operating wells in Appalachia and on the West Coast.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Firm Transportation	$57,349	$59,900	$(2,551)	$114,098	$116,405	$(2,307)
Interruptible Transportation	393	1,047	(654)	1,039	2,022	(983)
	57,742	60,947	(3,205)	115,137	118,427	(3,290)
Firm Storage Service	17,804	18,100	(296)	35,077	35,379	(302)
Interruptible Storage Service	—	19	(19)	12	70	(58)
Other	209	502	(293)	684	1,231	(547)
	$75,755	$79,568	$(3,813)	$150,910	$155,107	$(4,197)

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Firm Transportation	213,367	208,950	4,417	404,148	384,781	19,367
Interruptible Transportation	971	6,483	(5,512)	4,017	12,115	(8,098)
	214,338	215,433	(1,095)	408,165	396,896	11,269

2017 Compared with 2016

Operating revenues for the Pipeline and Storage segment decreased $3.8 million for the quarter ended March 31, 2017 as compared with the quarter ended March 31, 2016.  The decline in operating revenues was due to a 2% reduction on November 1, 2016 in Supply Corporation's rates associated with its rate case settlement, as well as reductions to Empire's rates as of July 1, 2016 related to its rate case settlement combined with a decline in demand charges for both transportation and storage revenues as a result of contract terminations and contract restructuring.

Operating revenues for the Pipeline and Storage segment decreased $4.2 million for the six months ended March 31, 2017 as compared with the six months ended March 31, 2016.  The decline in operating revenues was due to a 2% reduction on November 1, 2015 and an additional 2% reduction on November 1, 2016 in Supply Corporation's rates associated with its rate case settlement, as well as reductions to Empire's rates as of July 1, 2016 related to its rate case settlement combined with a decline in demand charges for both transportation and storage revenues as a result of contract terminations and contract restructuring. Partially offsetting these decreases was an increase in operating revenues due to a full six months of revenue from Supply Corporation's Northern Access 2015 project, which was placed in service on an interim basis in November 2015 and became fully operational in December 2015, combined with a full six months of revenue from Empire's Tuscarora Lateral Project, which was placed in service in November 2015.

Transportation volume for the quarter ended March 31, 2017 decreased by 1.1 Bcf from the prior year’s quarter. For the six months ended March 31, 2017, transportation volume increased by 11.3 Bcf from the prior year's six-month period. The increase in transportation volume for the six-month period primarily reflects the impact of a full six months of transportation service from the Northern Access 2015 project and the Tuscarora Lateral Project, both of which are discussed in the previous paragraph, combined with colder weather for the six-month period. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2017 were $19.3 million, a decrease of $1.9 million when compared with earnings of $21.2 million for the quarter ended March 31, 2016.  The decrease in earnings is primarily due to the earnings impact of lower transportation and storage revenues of $2.3 million, as discussed above, combined with higher operating expenses ($0.4 million). The increase in operating expenses primarily reflects higher pipeline integrity program expenses, increase in compressor station costs, higher pension costs and increased personnel costs partially offset by a decrease in the reserve for preliminary project costs. These earnings decreases were offset slightly by a decrease in depreciation expense ($0.3 million) and an increase in the allowance for funds used during construction (equity component) of $0.4 million. The decrease in depreciation expense was attributable to a decrease in Empire's depreciation rates as of July 1, 2016 associated with Empire's rate case settlement. The increase in allowance for funds used during construction was mainly due to capital costs incurred during the quarter related to Supply Corporation's and Empire's Northern Access 2016 project and various system modernization projects.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2017 were $38.6 million, a decrease of $3.9 million when compared with earnings of $42.5 million for the six months ended March 31, 2016.  The decrease in earnings is primarily due to the earnings impact of lower transportation and storage revenues of $2.4 million, as discussed above, combined with higher operating expenses ($2.1 million) and a decrease in the allowance for funds used during construction (equity component) of $0.5 million. The increase in operating expenses primarily reflects an increase in compressor station costs, higher pension costs and increased personnel costs partially offset by a decrease in the reserve for preliminary project costs. The decrease in allowance for funds used during construction reflects the completion of Supply Corporation’s Westside Expansion and Modernization Project, Supply Corporation's Northern Access 2015 project and Empire's Tuscarora Lateral Project in the first quarter of fiscal 2016. These earnings decreases were offset slightly by a decrease in depreciation expense ($0.6 million) and lower income tax expense ($0.5 million). The decrease in depreciation expense was attributable to a decrease in Empire's depreciation rates as of July 1, 2016 associated with Empire's rate case settlement offset partially by the incremental depreciation expense related to expansion projects that were placed in service within the last year. Income tax expense was lower due to the adoption of the new accounting guidance regarding stock-based compensation.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Gathering	$27,936	$21,545	$6,391	$55,776	$40,184	$15,592
Processing and Other Revenues	26	113	(87)	52	238	(186)
	$27,962	$21,658	$6,304	$55,828	$40,422	$15,406

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Gathered Volume - (MMcf)	50,598	39,195	11,403	101,167	72,995	28,172

2017 Compared with 2016

Operating revenues for the Gathering segment increased $6.3 million for the quarter ended March 31, 2017 as compared with the quarter ended March 31, 2016. This increase was due to an increase in gathering revenues driven by a 11.4 Bcf increase in gathered volume.  The overall increase in gathered volume was due to a 6.0 Bcf increase in gathered volume on Midstream Corporation’s Clermont Gathering System (Clermont), a 2.5 Bcf increase in gathered volume on Midstream Corporation's Trout Run Gathering System (Trout Run), a 1.6 Bcf increase in gathered volume on Midstream Corporation's Wellsboro Gathering System (Wellsboro) and a 1.3 Bcf increase in gathered volume on Midstream Corporation's Covington Gathering System (Covington). The increases in the aforementioned volumes were largely due to increases in Seneca's Marcellus Shale production.

Operating revenues for the Gathering segment increased $15.4 million for the six months ended March 31, 2017 as compared with the six months ended March 31, 2016. This increase was due to an increase in gathering revenues driven by a 28.2 Bcf increase in gathered volume.  The overall increase in gathered volume was due to a 16.4 Bcf increase in gathered volume on Clermont, a 5.4 Bcf increase in gathered volume on Trout Run, a 3.6 Bcf increase in gathered volume on Covington and a 2.8 Bcf increase in gathered volume on Wellsboro. The increases in the aforementioned volumes were largely due to increases in Seneca's Marcellus Shale production. Wellsboro was placed into service in November 2016, which increased volumes further.

The Gathering segment’s earnings for the quarter ended March 31, 2017 were $10.3 million, an increase of $2.7 million when compared with earnings of $7.6 million for the quarter ended March 31, 2016.  The increase in earnings is mainly due to an increase in gathering revenues ($4.1 million). The increase in gathering revenues is due to the increases in gathered volume discussed above. The increase in revenues was partially offset by higher operating expenses ($0.6 million), higher depreciation expense ($0.3 million) and higher interest expense ($0.2 million).  The increase in operating expenses was largely due to the significant growth of Clermont and Trout Run and its impact on maintenance expense. An increase in plant balances (particularly in Clermont) led to an increase in depreciation expense. The increase in interest expense is the result of an increase in short-term intercompany borrowings coupled with a decrease in capitalized interest (which increases interest expense).

The Gathering segment’s earnings for the six months ended March 31, 2017 were $21.3 million, an increase of $8.8 million when compared with earnings of $12.5 million for the six months ended March 31, 2016.  The increase in earnings is mainly due to an increase in gathering revenues ($10.1 million) and lower interest expense ($0.4 million). The increase in gathering revenues is due to the increases in gathered volume discussed above. The decrease in interest expense is the result of an increase in capitalized interest. These were partially offset by higher operating expenses ($1.0 million) and higher income tax expense ($0.9 million). The increase in operating expenses was largely due to the significant growth of Clermont and Trout Run and its impact on maintenance expense coupled with higher personnel costs. An increase in state taxes led to an increase in income tax expense.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Retail Sales Revenues:
Residential	$181,591	$145,456	$36,135	$297,977	$243,909	$54,068
Commercial	26,094	19,362	6,732	42,073	31,466	10,607
Industrial	1,018	930	88	1,535	1,419	116
	208,703	165,748	42,955	341,585	276,794	64,791
Transportation	49,006	47,108	1,898	85,667	81,010	4,657
Off-System Sales	3,354	1,877	1,477	3,982	1,877	2,105
Other	2,982	3,368	(386)	5,607	5,932	(325)
	$264,045	$218,101	$45,944	$436,841	$365,613	$71,228

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Retail Sales:
Residential	24,949	24,486	463	40,713	37,619	3,094
Commercial	3,903	3,688	215	6,202	5,515	687
Industrial	157	167	(10)	234	233	1
	29,009	28,341	668	47,149	43,367	3,782
Transportation	27,089	27,297	(208)	46,654	44,913	1,741
Off-System Sales	1,122	1,243	(121)	1,295	1,243	52
	57,220	56,881	339	95,098	89,523	5,575

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2017	2016	Normal(1)	Prior Year(1)
Buffalo	3,290	2,866	2,963	(12.9)%	(3.3)%
Erie	3,108	2,627	2,739	(15.5)%	(4.1)%
Six Months Ended March 31,
Buffalo	5,543	4,832	4,640	(12.8)%	4.1%
Erie	5,152	4,377	4,223	(15.0)%	3.6%

(1)	Percents compare actual 2017 degree days to normal degree days and actual 2017 degree days to actual 2016 degree days.

2017 Compared with 2016

Operating revenues for the Utility segment increased $45.9 million for the quarter ended March 31, 2017 as compared with the quarter ended March 31, 2016.  The increase largely resulted from a $43.0 million increase in retail gas sales revenues, a $1.9 million increase in transportation revenues, and a $1.5 million increase in off-system sales revenues. The increase in retail gas sales revenues was largely a result of an increase in the cost of gas sold (per Mcf) coupled with a slight increase in volumes. The increase in transportation revenues was largely due to an increase in the price at which marketers cashed-out their gas imbalances with the Utility for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as commodity gas prices increased. Due to profit sharing with retail customers, the margins related to off-system sales are minimal.

Operating revenues for the Utility segment increased $71.2 million for the six months ended March 31, 2017 as compared with the six months ended March 31, 2016.  The increase largely resulted from a $64.8 million increase in retail gas sales revenues. In addition, there was a $4.7 million increase in transportation revenues, and a $2.1 million increase in off-system sales (due to slightly higher volumes). The increase in retail gas sales revenues was largely a result of an increase in the cost of gas sold (per Mcf) coupled with higher volumes (due to colder weather). The increase in transportation revenues was due to a 1.7 Bcf increase in transportation throughput (due to colder weather) and the increase in the price paid by marketers to cash-out their imbalances with the Utility. Due to profit sharing with retail customers, the margins related to off-system sales are minimal.

The Utility segment’s earnings for the quarter ended March 31, 2017 were $25.6 million, a decrease of $6.4 million when compared with earnings of $32.0 million for the quarter ended March 31, 2016. The decrease in earnings was largely attributable to higher operating expenses of $3.8 million (primarily due to higher pension and other benefit costs), the impact of warmer weather in fiscal 2017 compared to fiscal 2016 ($0.7 million), higher depreciation expense of $1.1 million (largely due to higher plant balances), the impact of routine regulatory adjustments ($0.3 million) and a decrease in the allowance for funds used during construction (equity component) of $0.6 million (due to the replacement of the Utility segment’s legacy mainframe system that was placed in service in May 2016).

The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC).  The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction.  In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers.  For the quarter ended March 31, 2017, the WNC increased earnings by approximately $2.5 million, as the weather was warmer than normal.  For the quarter ended March 31, 2016, the WNC increased earnings by approximately $2.3 million, as the weather was warmer than normal.

The Utility segment’s earnings for the six months ended March 31, 2017 were $46.8 million, a decrease of $3.8 million when compared with earnings of $50.6 million for the six months ended March 31, 2016. The decrease in earnings was largely attributable to higher operating expenses of $5.6 million (primarily due to pension and other benefit costs), higher depreciation expense of $2.0 million (largely due to higher plant balances) and a decrease in the allowance for funds used during construction (equity component) of $1.1 million (due to the replacement of the Utility segment’s legacy mainframe system that was placed in service in May 2016). These were partially offset by the positive earnings impact associated with colder weather in fiscal 2017 compared to fiscal 2016 ($2.2 million), higher usage ($1.4 million) and the impact of routine regulatory adjustments ($1.0 million). Usage refers to consumption after factoring out any impact that weather may have had on consumption.

For the six months ended March 31, 2017, the WNC increased earnings by approximately $3.8 million, as the weather was warmer than normal.  For the six months ended March 31, 2016, the WNC increased earnings by approximately $4.3 million, as the weather was warmer than normal.

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Natural Gas (after Hedging)	$50,945	$35,742	$15,203	$87,735	$60,939	$26,796
Other	11	6	5	50	105	(55)
	$50,956	$35,748	$15,208	$87,785	$61,044	$26,741

Energy Marketing Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Natural Gas – (MMcf)	14,120	15,165	(1,045)	25,248	25,263	(15)

2017 Compared with 2016

Operating revenues for the Energy Marketing segment increased $15.2 million for the quarter ended March 31, 2017 as compared with the quarter ended March 31, 2016.  Operating revenues for the Energy Marketing segment increased $26.7 million for the six months ended March 31, 2017 as compared with the six months ended March 31, 2016. The increase for the quarter is primarily due to an increase in gas sales revenue due to a higher average price of natural gas period over period, partially offset by a decrease in volume sold to retail customers as a result of warmer weather. The increase for the six-month period is primarily due to an increase in gas sales revenue due to a higher average price of natural gas period over period.

The Energy Marketing segment earnings for the quarter ended March 31, 2017 were $0.9 million, a decrease of $2.6 million when compared with earnings of $3.5 million for the quarter ended March 31, 2016. This decrease in earnings was largely attributable to lower margin of $2.7 million. The decrease in margin largely reflects a decline in average margin per Mcf primarily due to stronger natural gas prices at local pricing points relative to NYMEX-based sales contracts, combined with the margin impact associated with the decrease in volume sold to retail customers as a result of warmer weather during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

The Energy Marketing segment earnings for the six months ended March 31, 2017 were $2.7 million, a decrease of $2.0 million when compared with earnings of $4.7 million for the six months ended March 31, 2016. This decrease in earnings was largely attributable to lower margin of $2.1 million. The decrease in margin largely reflects a decline in average margin per Mcf for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 primarily due to stronger natural gas prices at local pricing points relative to NYMEX-based sales contracts.

Corporate and All Other

2017 Compared with 2016

Corporate and All Other operations had a loss of $0.5 million for the quarter ended March 31, 2017, a decrease of $1.9 million when compared with earnings of $1.4 million for the quarter ended March 31, 2016. The earnings decrease can be attributed to the non-recurrence of a death benefit gain on life insurance that was recognized during the quarter ended March 31, 2016 ($1.6 million) coupled with lower income tax benefit ($1.0 million). In addition, lower margins ($0.2 million) from the sale of standing timber (including certain timber stumpage tracts by Seneca’s land and timber division) further decreased earnings.

For the six months ended March 31, 2017, Corporate and All Other operations recorded earnings of less than $0.1 million, a decrease of over $3.3 million when compared with earnings of $3.4 million for the six months ended March 31, 2016. The decrease in earnings for the six-month period can be attributed to higher operating expenses ($0.7 million) primarily due to higher personnel costs, lower income tax benefit ($2.1 million), and the non-recurrence of the aforementioned death benefit gain ($1.6 million). These were partially offset by the impact of gains on sales of certain investments during December 2016 ($0.5 million).

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt was relatively flat for the quarter ended March 31, 2017 as compared with the quarter ended March 31, 2016 as there was a modest increase in capitalized interest, which decreased interest expense.  For the six months ended March 31, 2017, interest on long-term debt decreased $1.4 million as compared with the six months ended March 31, 2016. This decrease is primarily due to an increase in capitalized interest (mostly in Midstream Corporation) as a result of various projects being placed into service, which decreased interest expense for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month periods ended March 31, 2017 and March 31, 2016 consisted of cash provided by operating activities and proceeds from Seneca's joint development agreement with IOG. Proceeds from IOG are reflected as net proceeds from the sale of oil and gas producing properties on the Statement of Cash Flows.  These sources of cash were supplemented by net proceeds from the issuance of common stock for both the six months ended March 31, 2017 and March 31, 2016, including the issuance of original issue shares for the Direct Stock Purchase and Dividend Reinvestment Plan.

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

Net cash provided by operating activities totaled $351.9 million for the six months ended March 31, 2017, an increase of $39.1 million compared with $312.8 million provided by operating activities for the six months ended March 31, 2016.  The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production segment primarily due to higher cash receipts from natural gas production in the Appalachian region. This increase is partially offset by a decrease in cash provided by operating activities in the Utility segment largely due to the timing of gas cost recovery and the timing of receivable collections.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $184.7 million during the six months ended March 31, 2017 and $306.1 million during the six months ended March 31, 2016.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2017		2016		Increase(Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$97.8	(1)	$167.7	(2)	$(69.9)
Pipeline and Storage:
Capital Expenditures	36.8	(1)	57.7	(2)	(20.9)
Gathering:
Capital Expenditures	14.5	(1)	34.5	(2)	(20.0)
Utility:
Capital Expenditures	36.3	(1)	46.0	(2)	(9.7)
All Other:
Capital Expenditures	0.1	(1)	0.2	(2)	(0.1)
Eliminations	(0.8)		—		(0.8)
	$184.7		$306.1		$(121.4)

(1)
At March 31, 2017, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $23.2 million, $5.8 million, $2.2 million and $5.7 million, respectively, of non-cash capital expenditures. At September 30, 2016, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $25.2 million, $18.7 million, $5.3 million and $11.2 million, respectively, of non-cash capital expenditures.  The capital expenditures for the Exploration and Production segment do not include any proceeds received from the sale of oil and gas assets to IOG under the joint development agreement.

(2)
At March 31, 2016, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $34.0 million, $10.2 million, $12.6 million and $9.3 million, respectively, of non-cash capital expenditures.  At September 30, 2015, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $46.2 million, $33.9 million, $22.4 million and $16.5 million, respectively, of non-cash capital expenditures.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2017 were primarily well drilling and completion expenditures and included approximately $75.3 million for the Appalachian region (including $55.5 million in the Marcellus Shale area) and $22.5 million for the West Coast region.  These amounts included approximately $34.3 million spent to develop proved undeveloped reserves.

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

Under the original joint development agreement, IOG had committed to develop 42 Marcellus wells. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $325 million for its 80% working interest in the 75 joint development wells. Of this amount, IOG has funded $251.4 million as of March 31, 2017, which includes $163.9 million of cash ($137.3 million in fiscal 2016 and $26.6 million in fiscal 2017) that Seneca had received in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells. The cash proceeds were recorded by Seneca as a $163.9 million reduction of property, plant and equipment. The remainder funded was incurred for joint development expenditures. For further discussion of the extended joint development agreement, refer to Item 1 at Note 1 - Summary of Significant Accounting Policies under the heading “Property, Plant and Equipment.”
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

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2017 were mainly for expenditures related to Empire and Supply Corporation's Northern Access 2016 Project ($18.3 million) and Supply Corporation's Line D Expansion Project ($5.6 million), as discussed below. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2017 also include additions, improvements and replacements to this segment’s transmission and gas storage systems.   The Pipeline and Storage capital expenditures for the six months ended March 31, 2016 were mainly for expenditures related to Empire and Supply Corporation's Northern Access 2016 Project ($15.7 million), Supply Corporation's Northern Access 2015 Project ($11.2 million), Supply Corporation's Westside Expansion and Modernization Project ($6.8 million) and Empire and Supply Corporation's Tuscarora Lateral Project ($5.3 million) and also included additions, improvements, and replacements to this segment’s transmission and gas storage systems.

In light of the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire are actively pursuing several expansion projects and incurring preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and, for those projects for which a reserve had been established, if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet.  As of March 31, 2017, the total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $6.3 million.

Supply Corporation and Empire are working on, or have recently completed, several projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines and to on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems. Projects where the Company has begun to make significant investments of preliminary survey and investigation costs and/or where shipper agreements have been executed are described below.

Supply Corporation and Empire are developing a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (“Northern Access 2016”). The Northern Access 2016 project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access 2016 project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is approximately $500 million.  Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC authorization to proceed with the project. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). The Company remains committed to the project. On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit. In light of the pending legal action, the Company has not yet determined a revised target in-

service date. As of March 31, 2017, approximately $67.8 million has been spent on the Northern Access 2016 project, including $16.9 million that has been spent to study the project, for which no reserve has been established. The remaining $50.9 million spent on the project has been capitalized as Construction Work in Progress.

On November 21, 2014, Supply Corporation concluded an Open Season for an expansion of its Line D pipeline (“Line D Expansion”) that is intended to allow growing on-system markets to avail themselves of economical gas supply on the TGP 300 line, at an existing interconnect at Lamont, Pennsylvania, and provide increased capacity into the Erie, Pennsylvania market area. Supply Corporation has executed Service Agreements for a total of 77,500 Dth per day for terms of six to ten years. The project involves construction of a new 4,140 horsepower Keelor Compressor Station and modifications to the Bowen compressor station at an estimated capital cost of approximately $27.9 million. The project will also provide system modernization benefits. Supply Corporation filed on December 22, 2015 for authorization to construct this project under its FERC blanket certificate and completed the FERC notice period on February 26, 2016. The Bowen work has been completed, and on April 17, 2017, Supply Corporation received from the PaDEP a Plan Approval Permit under its Air Quality Program for the facilities to be installed at the Keelor Compressor Station. Supply Corporation has begun construction activities at Keelor, targeting a project in-service date of November 1, 2017. As of March 31, 2017, approximately $16.0 million has been capitalized as Construction Work in Progress for the Line D Expansion project.

Empire concluded an Open Season on November 18, 2015, that would allow for the transportation of up to 300,000 Dth per day of additional shale supplies from Millennium Pipeline at Corning, from Supply Corporation at Tuscarora, or from interconnections in Tioga County, Pennsylvania, to the TransCanada Pipeline, the TGP 200 Line and potentially other on-system points (“Empire North Project”). Supply Corporation expects to execute a Precedent Agreement with a shipper for 150,000 Dth per day of transportation capacity, and is negotiating precedent agreements with other prospective shippers. The project, which has a projected in-service date of November 1, 2019, is readily scalable. Capital costs are expected to range from approximately $150 million (for a 205,000 Dth per day project) to $200 million (for a 300,000 Dth per day project).  As of March 31, 2017, approximately $0.4 million has been spent to study this project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2017.

Supply Corporation has entered into a foundation shipper Precedent Agreement to provide incremental natural gas transportation services from Line N to a new market point near the Ohio River, in Pennsylvania.  Supply Corporation has commenced an Open Season for firm transportation service up to 100,000 Dth per day of incremental south-to-north capacity on Line N and of at least 73,000 Dth per day of incremental capacity on a 4-mile pipeline extension off Line N.  The proposed in-service date for this project is as early as July 1, 2019. As of March 31, 2017, approximately $0.1 million has been spent to study this project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at March 31, 2017.

Gathering

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2017 and March 31, 2016 were for the construction of Midstream Corporation’s Clermont Gathering System, as discussed below.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The total cost estimate for the continued buildout will be dependent on the nature and timing of the shippers', including Seneca's, long-term plans. As of March 31, 2017, approximately $272.4 million has been spent on the Clermont Gathering System, including approximately $12.8 million spent during the six months ended March 31, 2017, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2017.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 42 miles of backbone and in-field gathering pipelines and two compressor stations.  As of March 31, 2017, the Company has spent approximately $168.5 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2017.

Utility

The majority of the Utility segment capital expenditures for the six months ended March 31, 2017 and March 31, 2016 were made for replacement of mains and main extensions, as well as for the replacement of service lines.  The capital expenditures for the six months ended March 31, 2016 also included $7.9 million related to the replacement of the Utility segment’s customer information system, which was placed in service in May 2016.

Project Funding

The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings.  Going forward, while the Company expects to use cash on hand and cash from operations as the first means of financing these projects, the Company may issue short-term and long-term debt as necessary during the remainder of fiscal 2017 to help meet its capital expenditure needs. The level of short-term and long-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.

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

Financing Cash Flow

The Company did not have any consolidated short-term debt outstanding at March 31, 2017 or September 30, 2016, nor was there any short-term debt outstanding during the six months ended March 31, 2017. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
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
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .675 at the last day of any fiscal quarter through September 30, 2017, or .65 at the last day of any fiscal quarter from October 1, 2017 through December 5, 2019. At March 31, 2017, the Company’s debt to capitalization ratio (as calculated under the facility) was .56. The constraints specified in the Credit Agreement would have permitted an additional $1.34 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .675.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2017, the Company did not have any debt outstanding under the Credit Agreement.

None of the Company’s long-term debt at March 31, 2017 and 2016 had a maturity date within the following twelve-month period.

The Company’s embedded cost of long-term debt was 5.53% at both March 31, 2017 and March 31, 2016.

Under the Company’s existing indenture covenants at March 31, 2017, the Company would have been permitted to issue up to a maximum of $350.0 million in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $98.7 million (or 4.7%) of the Company’s long-term debt (as of March 31, 2017) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $27.9 million. These leases have been entered into for the use of compressors, drilling rigs, buildings and other items and are accounted for as operating leases.

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

During the six months ended March 31, 2017, the Company contributed $15.1 million to its Retirement Plan and $2.2 million to its VEBA trusts and 401(h) accounts for its other post-retirement benefits.  In the remainder of 2017, the Company expects to contribute up to $5.0 million to the Retirement Plan.  In the remainder of 2017, the Company expects its contributions to the VEBA trusts and 401(h) accounts to be in the range of $1.0 million to $3.0 million.

Market Risk Sensitive Instruments

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions related to the swaps and over-the-counter derivatives markets.  Certain provisions of the Dodd-Frank Act related to derivatives became effective July 16, 2011, but other provisions related to derivatives have or will become effective as federal agencies (including the CFTC, various banking regulators and the SEC) adopt rules to implement the law.  Among other things, the Dodd-Frank Act (1) regulates certain participants in the swaps markets, including new entities defined as “swap dealers” and “major swap participants,” (2) requires clearing and exchange-trading of certain swaps that the CFTC determines must be cleared, (3) requires reporting and recordkeeping of swaps, and (4) enhances the CFTC’s enforcement authority, including the authority to establish position limits on derivatives and increases penalties for violations of the Commodity Exchange Act.  For purposes of the Dodd-Frank Act, under rules adopted by the SEC and/or CFTC, the Company believes that it qualifies as a non-financial end user of derivatives, that is, as a non-financial entity that uses derivatives to hedge or mitigate commercial risk.  Nevertheless, other rules that have been adopted or are being developed could have a significant impact on the Company.  For example, the CFTC has imposed numerous registration, swaps documentation, business conduct, reporting, and recordkeeping requirements on swap dealers and major swap participants, which frequently are counterparties to the Company’s derivative hedging transactions. While many of the final rules adopted by the CFTC and other regulators place specific conditions on the operations of swap dealers and major swap participants, concern remains that swap dealers and major swap participants will pass along their increased costs stemming from the final and proposed rules through higher transaction costs and prices or other direct or indirect costs. For example, the Dodd-Frank Act requires that certain swaps be cleared and traded on exchanges or swap execution facilities, with certain exceptions for swaps that end-users such as the Company use to hedge or mitigate commercial risk. While the Company expects to be excluded from these clearing and trading requirements for swaps used to hedge its commercial risks, there may be increased transaction costs or decreased liquidity with respect to entering into such uncleared and non-exchange traded swaps. Also, during 2015, the bank regulators and the CFTC, respectively, adopted final margin rules that apply to swap dealers and major swap participants with respect to uncleared swaps. While these rules do not impose a requirement on swap dealers and major swap participants to collect margin for uncleared swaps from non-financial end users such as the Company, the obligations may increase the costs of uncleared swaps. For example, among other things, to fulfill obligations imposed on them under the rules, swap dealers may seek to negotiate collateral or other credit arrangements in their swap agreements with counterparties, which would increase the cost of transactions in uncleared swaps and affect the Company’s liquidity and reduce our available cash.  In 2016, the CFTC issued a reproposal to its position limit rules that would impose speculative position limits on positions in 28 core physical commodity contracts as well as economically equivalent futures, options and swaps. While the Company does not intend to enter into positions on a speculative basis, such rules could nevertheless impact the ability of the Company to enter into certain derivative hedging transactions with respect to such commodities. If we reduce our use of hedging transactions as a result of final regulations to be issued by the CFTC, our results of operations may become more volatile and our cash flows may be less predictable. The Dodd-Frank Act may also increase costs for derivative recordkeeping, reporting, documentation, position limit compliance, and other compliance; cause parties to materially alter the terms of derivative contracts; cause parties to restructure certain derivative contracts; reduce the availability of derivatives to protect against risks that the Company encounters or to optimize assets; reduce the Company’s ability to monetize or restructure existing derivative contracts; and increase the Company’s exposure to less creditworthy counterparties, all of which could increase the Company’s business costs.  Finally, given the additional anti-market manipulation, anti-fraud and disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options and swaps markets, it is difficult to predict how the evolving enforcement priorities of the CFTC will impact our business. Should we violate the laws regulating hedging activities or regulations promulgated by the CFTC, we could be subject to CFTC enforcement action and material penalties and sanctions. The Company continues to monitor these developments but cannot predict the impact the Dodd-Frank Act may ultimately have on its operations.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2017, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

New York Jurisdiction

On April 28, 2016, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by approximately $41.7 million. Distribution Corporation explained in the filing that its request for rate relief was necessitated by a revenue requirement driven primarily by rate base growth, higher operating expense and higher depreciation expense, among other things. On January 23, 2017, the administrative law judge assigned to the proceeding issued a recommended decision (RD) in the case. The RD, as revised on January 26, 2017, recommended a rate increase designed to provide additional annual revenues of $8.5 million, an equity ratio, subject to update of 42.3% based on the Company’s equity ratio, and a cost of equity, subject to update of 8.6%. On April 20, 2017, the NYPSC issued an Order adopting some provisions of the RD and modifying or rejecting others. The Order provides for an annual rate increase of $5.9 million. The rate increase became effective May 1, 2017. The Order further provides for a return on equity of 8.7%, and established an equity ratio of 42.9%. The Order also directs the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018, only if the Company does not file for new rates to become effective on or before October 1, 2018. The Company is currently evaluating the Order as well as the possibility of seeking judicial review of the Order.

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
Empire's current rate settlement, which was approved by FERC on December 13, 2016, reduces certain of Empire’s maximum transportation rates over a 14-month period, which, based on current contracts, is estimated to reduce Empire’s revenues on a yearly basis by between $3 million to $4 million. The settlement also reduced Empire’s depreciation rate from 2.5% to 2%. In addition, the settlement provides an annual revenue sharing mechanism, pursuant to which non-expansion transportation revenues exceeding $73.5 million are shared on a tiered basis. Under the settlement, Empire will be required to make a general rate filing no later than July 1, 2021.

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

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions. While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act. For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling. The EPA previously adopted final regulations that set methane and volatile organic compound emissions standards for new or modified oil and gas emissions sources. These rules impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The current administration has issued executive orders to roll back many of these regulations, but the Company must continue to comply with the regulations until that is accomplished. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may, for example, provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These climate change and greenhouse gas initiatives could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, impose additional monitoring and reporting requirements, and reduce demand for oil and natural gas. But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

As previously reported, on August 19, 2016, the PaDEP sent a draft Consent Assessment of Civil Penalty (CACP) to Seneca, offering to settle various alleged violations of the Pennsylvania Oil and Gas Act, Clean Streams Law and Solid Waste Management Act, as well as PaDEP rules and regulations regarding erosion and sedimentation control relating to Seneca's drilling activities. The alleged environmental and administrative violations occurred during inspections of various sites and facilities in four counties over a two-year period. Seneca paid a civil penalty of $375,000 in March 2017, officially settling this matter with the PaDEP in April 2017.

On April 21, 2017, Supply Corporation and Empire filed in the United States Court of Appeals for the Second Circuit a Petition for Review of the Notice of Denial by the New York State Department of Environmental Conservation dated April 7, 2017, with respect to National Fuel’s application for a water quality certification under Section 401 of the federal Clean Water Act in connection with the federally approved Northern Access 2016 pipeline project.

For a discussion of various environmental and other matters, refer to Part I, Item 1 at Note 6 — Commitments and Contingencies, and Part I, Item 2 - MD&A of this report under the heading “Other Matters – Environmental Matters.”

For a discussion of certain rate matters involving the NYPSC, refer to Part I, Item 1 of this report at Note 9 — Regulatory Matters.

Item 1A.  Risk Factors
The risk factors in Item 1A of the Company’s 2016 Form 10-K, as amended by Item 1A of Part II of the Company’s Form 10-Q for the quarter ended December 31, 2016, have not materially changed other than as set forth below. The risk factors presented below supersede the risk factors having the same caption in the 2016 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2016 Form 10-K and the December 31, 2016 Form 10-Q.
The Company’s need to comply with comprehensive, complex, and the sometimes unpredictable enforcement of government regulations may increase its costs and limit its revenue growth, which may result in reduced earnings.
While the Company generally refers to its Utility segment and its Pipeline and Storage segment as its "regulated segments," there are many governmental laws and regulations that have an impact on almost every aspect of the Company's businesses including, but not limited to, tax law and environmental law. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company, which may increase the Company's costs or affect its business in ways that the Company cannot predict. Administrative agencies may apply existing laws and regulations in unanticipated, inconsistent or legally unsupportable ways, making it difficult to develop and complete projects, and harming the economic climate generally. New York State, for example, under the current executive administration, appears intent on imposing unattainable regulatory standards, at least with respect to certain fossil fuel energy infrastructure projects.
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
In the Company's Exploration and Production segment, various aspects of Seneca's operations are subject to regulation by, among others, the EPA, the U.S. Fish and Wildlife Service, the U.S. Forestry Service, the Bureau of Land Management, the PaDEP, the Pennsylvania Department of Conservation and Natural Resources, the Division of Oil, Gas and Geothermal Resources of the California Department of Conservation, the California Department of Fish and Wildlife, and in some areas, locally adopted ordinances. Administrative proceedings or increased regulation by these or other agencies could lead to operational delays or restrictions and increased expense for Seneca.
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
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Under the federal Clean Air Act, the EPA requires that new stationary sources of significant greenhouse gas emissions or major modifications of existing facilities obtain permits prior to construction or modification. The EPA previously adopted final regulations that set methane emissions standards for new oil and natural gas emission sources. In addition, the EPA issued draft guidelines for voluntarily reducing emissions from existing equipment and processes in the oil and natural gas industry. Although the current U.S. presidential administration has issued executive orders to roll back many of these regulations, the Company must continue to comply with such regulations until these executive orders take effect, as well as with regulations that are not impacted by such executive orders. Further, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company’s cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may, for example, provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These climate change and greenhouse gas initiatives could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, impose additional monitoring and reporting requirements, and reduce demand for oil and natural gas.
Delays or changes in plans or costs with respect to Company projects, including regulatory delays or denials with respect to necessary approvals, permits or orders, could delay or prevent anticipated project completion and may result in reduced earnings.
Construction of the Pipeline and Storage segment’s planned pipelines and storage facilities, as well as the expansion of existing facilities, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms, or at all. For example, the Company has in the past encountered, and may in the future encounter, delays or denials by regulatory agencies in connection with certain projects, most significantly the Northern Access 2016 project. Existing or potential third party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could interfere significantly with or delay the Company’s receipt of such approvals or permits, which could materially affect the anticipated construction of a project. In addition, third parties could impede the Gathering segment’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. Any delay in project construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities. A significant construction delay in a material project, whatever the cause, or a final judgment denying a necessary permit, may result in reduced earnings and an inability to complete projects as initially planned, or at all. These events could have a material adverse impact on anticipated operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2017, the Company issued a total of 5,400 unregistered shares of Company common stock to nine non-employee directors of the Company then serving on the Board of Directors of the Company, 600 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2017.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2017	184	$55.34	—	6,971,019
Feb. 1 - 28, 2017	744	$58.63	—	6,971,019
Mar. 1 - 31, 2017	3,661	$60.40	—	6,971,019
Total	4,589	$59.91	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes.  During the quarter ended March 31, 2017, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

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

 Item 6.  Exhibits

Exhibit Number	Description of Exhibit
12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2017 and the Fiscal Years Ended September 30, 2013 through 2016.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2017 and 2016.

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 5, 2017