Form 10-K
period 2017-09-30
NATIONAL FUEL GAS CO
filed 2017-11-17
CIK 70145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $4,970,818,000 as of March 31, 2017.
Common Stock, par value $1.00 per share, outstanding as of October 31, 2017: 85,582,201 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of September 30, 2017, are incorporated by reference into Part III of this report.

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
Utica Shale A Middle Ordovician-age geological formation lying several thousand feet below the Marcellus Shale in the Appalachian region of the United States, including much of Ohio, Pennsylvania, West Virginia and southern New York.
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

For the Fiscal Year Ended September 30, 2017

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
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being used for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current development activities are focused in the Marcellus Shale, a Middle Devonian-age geological shale formation that is present nearly a mile or more below the surface in the Appalachian region of the United States, including much of Pennsylvania and southern New York. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments: Exploration and Production, Pipeline and Storage, Gathering, Utility, and Energy Marketing.
1. The Exploration and Production segment operations are carried out by Seneca Resources Corporation (Seneca), a Pennsylvania corporation. Seneca is engaged in the exploration for, and the development and production of, natural gas and oil reserves in California and in the Appalachian region of the United States. At September 30, 2017, Seneca had U.S. proved developed and undeveloped reserves of 30,207 Mbbl of oil and 1,973,120 MMcf of natural gas.
2. The Pipeline and Storage segment operations are carried out by National Fuel Gas Supply Corporation (Supply Corporation), a Pennsylvania corporation, and Empire Pipeline, Inc. (Empire), a New York corporation. Supply Corporation provides interstate natural gas transportation and storage services for affiliated and nonaffiliated companies through (i) an integrated gas pipeline system extending from southwestern Pennsylvania to the New York-Canadian border at the Niagara River and eastward to Ellisburg and Leidy, Pennsylvania, and (ii) 27 underground natural gas storage fields owned and operated by Supply Corporation as well as four other underground natural gas storage fields owned and operated jointly with other interstate gas pipeline companies. Empire transports and stores natural gas for major industrial companies, utilities (including Distribution Corporation) and power producers in New York State. Empire also transports natural gas for natural gas marketers along with exploration and production companies from natural gas producing areas in Pennsylvania to markets in New York and to interstate pipeline delivery points for additional markets in the northeastern United States and Canada. Empire owns the Empire Pipeline, a 249-mile pipeline system comprising three principal components: a 157-mile pipeline that extends from the United States/Canadian border at the Niagara River near Buffalo, New York to near Syracuse, New York; a 77-mile pipeline extension from near Rochester, New York to an interconnection with the unaffiliated Millennium Pipeline near Corning, New York (the Empire Connector), and a 15-mile pipeline extension from Corning into Tioga County, Pennsylvania (the Tioga County Extension).
3. The Gathering segment operations are carried out by wholly-owned subsidiaries of National Fuel Gas Midstream Corporation (Midstream Corporation), a Pennsylvania corporation. Through these subsidiaries, Midstream Corporation builds, owns and operates natural gas processing and pipeline gathering facilities in the Appalachian region.
4. The Utility segment operations are carried out by National Fuel Gas Distribution Corporation (Distribution Corporation), a New York corporation. Distribution Corporation sells natural gas or provides natural gas transportation services to approximately 743,500 customers through a local distribution system located in western

New York and northwestern Pennsylvania. The principal metropolitan areas served by Distribution Corporation include Buffalo, Niagara Falls and Jamestown, New York and Erie and Sharon, Pennsylvania.
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
The following business is not included in any of the five reported business segments:

•
Seneca’s Northeast Division, which markets timber from Appalachian land holdings. At September 30, 2017, the Company owned approximately 93,000 acres of timber property and managed approximately 3,000 additional acres of timber cutting rights.

No single customer, or group of customers under common control, accounted for more than 10% of the Company’s consolidated revenues in 2017.
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
The Exploration and Production Segment
The Exploration and Production segment contributed approximately 45.6% of the Company's 2017 net income available for common stock.
Additional discussion of the Exploration and Production segment appears below in this Item 1 under the headings “Sources and Availability of Raw Materials” and “Competition: The Exploration and Production Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Pipeline and Storage Segment
The Pipeline and Storage segment contributed approximately 24.2% of the Company's 2017 net income available for common stock.
Supply Corporation’s firm transportation capacity is subject to change as the market identifies different transportation paths and receipt/delivery point combinations. At the end of fiscal year 2017, Supply Corporation had firm transportation service agreements and leases for approximately 3,157 MDth per day (contracted transportation capacity). The Utility segment accounts for approximately 1,124 MDth per day or 35% of contracted transportation capacity, and the Energy Marketing and Exploration and Production segments represent another 157 MDth per day or 5%. Additionally, Supply Corporation leases 55 MDth per day or 2% of firm transportation capacity to Empire Pipeline. The remaining 1,821 MDth or 58% is subject to firm contracts or leases with nonaffiliated customers. Contracted transportation capacity with both affiliated and nonaffiliated shippers is expected to remain relatively constant in fiscal year 2018.
Supply Corporation had service agreements and leases for all of its firm storage capacity, totaling 68,042 MDth, at the end of 2017. The Utility segment has contracted for 28,491 MDth or 42% of the total firm storage capacity, and the Energy Marketing segment accounts for another 2,644 MDth or 4%. Additionally, Supply Corporation leases 3,753 MDth or 5% of its firm storage capacity to Empire. Nonaffiliated customers have contracted for the remaining 33,154 MDth or 49%. Supply Corporation does not expect any of its contracted firm storage services to terminate and be available for remarketing in fiscal year 2018.
At the end of 2017, Empire had service agreements in place for firm transportation capacity totaling up to approximately 954 MDth per day, with 98% of that capacity contracted as long-term, full-year deals. The Utility segment accounted for 4% of Empire’s firm contracted capacity, with the remaining 96% subject to contracts with nonaffiliated customers. None of the long-term contracts will expire or terminate in fiscal year 2018.
Empire’s firm storage capacity, totaling 3,753 MDth, was fully contracted at the end of fiscal year 2017. The total storage capacity is contracted on a long-term basis, with a nonaffiliated customer. The contract will not expire or terminate in fiscal year 2018.
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
The Gathering Segment
The Gathering segment contributed approximately 14.2% of the Company's 2017 net income available for common stock.
Additional discussion of the Gathering segment appears below under the headings “Sources and Availability of Raw Materials” and “Competition: The Gathering Segment,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Utility Segment
The Utility segment contributed approximately 16.6% of the Company's 2017 net income available for common stock.
Additional discussion of the Utility segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Utility Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.
The Energy Marketing Segment
The Energy Marketing segment contributed approximately 0.5% of the Company's 2017 net income available for common stock.
Additional discussion of the Energy Marketing segment appears below under the headings “Sources and Availability of Raw Materials,” “Competition: The Energy Marketing Segment” and “Seasonality,” in Item 7, MD&A and in Item 8, Financial Statements and Supplementary Data.

All Other Category and Corporate Operations
The All Other category and Corporate operations incurred a net loss in 2017. The impact of this net loss in relation to the Company's 2017 net income available for common stock was negative 1.1%.
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
Natural gas is the principal raw material for the Utility segment. In 2017, the Utility segment purchased 65.7 Bcf of gas (including 60.7 Bcf for delivery to retail customers, 1.3 Bcf for off-system sales and 3.7 Bcf used in operations). Gas purchased from producers and suppliers in the United States under firm contracts (seasonal and longer) accounted for 53% of these purchases. Purchases of gas on the spot market (contracts of one month or less) accounted for 47% of the Utility segment’s 2017 purchases. Purchases from DTE Energy Trading, Inc. (26%), NextEra Energy Marketing, LLC (15%), SWN Energy Services Company, LLC (12%), South Jersey Resources Group, LLC (11%), J. Aron & Company (9%) and Direct Energy Business Marketing (8%) accounted for 81% of the Utility’s 2017 gas purchases. No other producer or supplier provided the Utility segment with more than 5% of its gas requirements in 2017.
The Energy Marketing segment depends on an adequate supply of natural gas to deliver to its customers. In 2017, this segment purchased 39.7 Bcf of gas, including 38.9 Bcf for delivery to its customers. The remaining 0.8 Bcf largely represents gas used in operations. The gas purchased by the Energy Marketing segment originates primarily in either the Appalachian or mid-continent regions of the United States.
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

Competition: The Pipeline and Storage Segment
Supply Corporation competes for market growth in the natural gas market with other pipeline companies transporting gas in the northeast United States and with other companies providing gas storage services. Supply Corporation has some unique characteristics which enhance its competitive position, as described below. Most of Supply Corporation’s facilities are in or near areas overlying the Marcellus and Utica Shale production areas in Pennsylvania, and it has established interconnections with producers and other pipelines to access these supplies. Its facilities are also located adjacent to the Canadian border at the Niagara River (Niagara) providing access to markets in Canada and, through TransCanada Pipeline, to markets in the northeastern and midwestern United States. Supply Corporation has developed and placed into service a number of pipeline expansion projects to receive natural gas produced from the Marcellus Shale and transport it to key markets within New York and Pennsylvania, the northeastern United States, Canada, and most recently to long-haul pipelines moving gas into the U.S. Midwest and even back to the gulf coast. For further discussion of Pipeline and Storage projects, refer to Item 7, MD&A under the headings “Investing Cash Flow.”
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
Competition: The Utility Segment
With respect to gas commodity service, in New York and Pennsylvania, both of which have implemented “unbundling” policies that allow customers to choose their gas commodity supplier, Distribution Corporation has retained a substantial majority of small sales customers. In New York, approximately 20%, and in Pennsylvania, approximately 14%, of Distribution Corporation’s small-volume residential and commercial customers purchase their supplies from unregulated marketers. In contrast, almost all large-volume load is served by unregulated retail marketers. However, retail competition for gas commodity service does not pose an acute competitive threat for Distribution Corporation, because in both jurisdictions, utility cost of service is recovered through rates and charges for gas delivery service, not gas commodity service. Over the longer run, it is possible that rate design changes resulting from further customer migration to marketer service could expose utility companies such as Distribution Corporation to stranded costs and revenue erosion in the absence of compensating rate relief.
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
Miscellaneous
The Company and its wholly owned or majority-owned subsidiaries had a total of 2,100 full-time employees at September 30, 2017.
The Company has agreements in place with collective bargaining units in New York and Pennsylvania. Agreements covering employees in collective bargaining units in New York are scheduled to expire in February 2021. Agreements covering employees in collective bargaining units in Pennsylvania are scheduled to expire in April 2018 and May 2018. The Company is scheduled to begin negotiation discussions with these bargaining units in early 2018.
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

Executive Officers of the Company as of November 15, 2017(1)

Name and Age (as of November 15, 2017)	Current Company Positions and Other Material Business Experience During Past Five Years
Ronald J. Tanski (65)
Chief Executive Officer of the Company since April 2013 and President of the Company since July 2010. Mr. Tanski previously served as Chief Operating Officer of the Company from July 2010 through March 2013.

John R. Pustulka (65)	Chief Operating Officer of the Company since February 2016. Mr. Pustulka previously served as President of Supply Corporation from July 2010 through January 2016.
David P. Bauer (48)
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

Carl M. Carlotti (62)	President of Distribution Corporation since February 2016. Mr. Carlotti previously served as Senior Vice President of Distribution Corporation from January 2008 through January 2016.
Ronald C. Kraemer (61)
President of Empire Pipeline, Inc. since August 2008 and Senior Vice President of Supply Corporation since June 2016. Mr. Kraemer previously served as Vice President of Supply Corporation from August 2008 through May 2016.

John P. McGinnis (57)
President of Seneca Resources Corporation since May 2016. Mr. McGinnis previously served as Chief Operating Officer of Seneca Resources Corporation from October 2015 through April 2016 and Senior Vice President of Seneca Resources Corporation from March 2007 through September 2015.

Paula M. Ciprich (57)
Senior Vice President of the Company since April 2015; Secretary of the Company since July 2008; General Counsel of the Company since January 2005; Secretary of Distribution Corporation since July 2008.

Karen M. Camiolo (58)
Controller and Principal Accounting Officer of the Company since April 2004; Vice President of Distribution Corporation since April 2015; Controller of Midstream Corporation since April 2013; Controller of Empire since June 2007; and Controller of Distribution Corporation and Supply Corporation since April 2004.

Donna L. DeCarolis (58)	Vice President Business Development of the Company since October 2007.
Ann M. Wegrzyn (59)	Chief Information Officer of the Company since February 2017. Mrs. Wegrzyn previously served as Vice President of Distribution Corporation from December 2010 through January 2017.

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
In addition, the Company's short-term bank loans are in the form of floating rate debt or debt that may have rates fixed for very short periods of time, resulting in exposure to interest rate fluctuations in the absence of interest rate hedging transactions. The cost of long-term debt, the interest rates on the Company's short-term bank loans and the ability of the Company to issue commercial paper are affected by its debt credit ratings published by S&P, Moody's Investors Service, Inc. and Fitch Ratings. A downgrade in the Company's credit ratings could increase borrowing costs, negatively impact the availability of capital from banks, commercial paper purchasers and other sources, and require the Company’s subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. Additionally, $300 million of the Company’s outstanding long-term debt would be subject to an interest rate increase if certain fundamental changes occur that involve a material subsidiary and result in a downgrade of the credit ratings assigned to the notes below investment grade. If the Company is not able to maintain investment-grade credit ratings, it may not be able to access commercial paper markets.
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
While the Company generally refers to its Utility segment and its Pipeline and Storage segment as its "regulated segments," there are many governmental laws and regulations that have an impact on almost every aspect of the Company's businesses including, but not limited to, tax law and environmental law. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company, such as tax legislation, which may increase the Company's costs or affect its business in ways that the Company cannot predict. Administrative agencies may apply existing laws and regulations in unanticipated, inconsistent or legally unsupportable ways, making it difficult to develop and complete projects, and harming the economic climate generally. New York State, for example, under the current executive administration, appears intent on imposing unattainable regulatory standards, at least with respect to certain fossil fuel energy infrastructure projects.
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
Both the NYPSC and the PaPUC have, from time-to-time, instituted proceedings for the purpose of promoting conservation of energy commodities, including natural gas. In New York, Distribution Corporation implemented a Conservation Incentive Program that promotes conservation and efficient use of natural gas by offering customer rebates for the installation of high-efficiency appliances, among other things. The intent of conservation and efficiency programs is to reduce customer usage of natural gas. Under traditional volumetric rates, reduced usage by customers results in decreased revenues to the Utility. To prevent revenue erosion caused by conservation, the NYPSC approved a "revenue decoupling mechanism" that renders Distribution Corporation's New York division financially indifferent to the effects of conservation. In Pennsylvania, the PaPUC has not directed Distribution Corporation to implement a conservation program. If the NYPSC were to revoke the revenue decoupling mechanism in a future proceeding or the PaPUC were to adopt a conservation program without revenue decoupling mechanism or other changes in rate design, reduced customer usage could decrease revenues, forcing Distribution Corporation to file for rate relief. If Distribution Corporation were unable to obtain adequate rate relief, its financial condition, results of operations and cash flows would be adversely affected.

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
The Company is subject to the jurisdiction of the FERC with respect to Supply Corporation, Empire and some transactions performed by other Company subsidiaries, including Seneca, Distribution Corporation and NFR. The FERC, among other things, approves the rates that Supply Corporation and Empire may charge to their natural gas transportation and/or storage customers. Those approved rates also impact the returns that Supply Corporation and Empire may earn on the assets that are dedicated to those operations. Pursuant to the petition of a customer or state commission, or on the FERC's own initiative, the FERC has the authority to investigate whether Supply Corporation's and Empire's rates are still "just and reasonable" as required by the NGA, and if not, to adjust those rates prospectively. If Supply Corporation or Empire is required in a rate proceeding to adjust the rates it charges its natural gas transportation and/or storage customers, or if either Supply Corporation or Empire is unable to obtain approval for rate increases, particularly when necessary to cover increased costs, Supply Corporation's or Empire's earnings may decrease. The FERC also possesses significant penalty authority with respect to violations of the laws and regulations it administers. Supply Corporation, Empire and, to the extent subject to FERC jurisdiction, the Company's other subsidiaries are subject to the FERC's penalty authority. In addition, the FERC exercises jurisdiction over the construction and operation of facilities used in interstate gas transmission. Also, decisions of Canadian regulators such as the National Energy Board and the Ontario Energy Board could affect the viability and profitability of Supply Corporation and Empire projects designed to transport gas between Canada and the U.S.
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
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Under the federal Clean Air Act, the EPA requires that new stationary sources of significant greenhouse gas emissions or major modifications of existing facilities obtain permits prior to construction or modification. The EPA previously adopted final regulations that set methane emissions standards for new oil and natural gas emission sources. In addition, the EPA issued draft guidelines for voluntarily reducing emissions from existing equipment and processes in the oil and natural gas industry. The current U.S. presidential administration has issued executive orders to roll back many of these regulations, and, in turn, litigation (not involving the Company) has been instituted to challenge the administration’s efforts. The Company must continue to comply with all applicable regulations. Further, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. New York’s State Energy Plan, which includes Reforming the Energy Vision (REV) initiatives, sets greenhouse gas emission reduction targets of 40% by 2030 and 80% by 2050. Additionally, the Plan targets that 50% of electric generation must come from renewable energy sources by 2030. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company’s cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may, for example, provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These climate change and greenhouse gas initiatives could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, impose additional monitoring and reporting requirements, and reduce demand for oil and natural gas.
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
Delays or changes in plans or costs with respect to Company projects, including regulatory delays or denials with respect to necessary approvals, permits or orders, could delay or prevent anticipated project completion and may result in asset write-offs and reduced earnings.
Construction of the Pipeline and Storage segment’s planned pipelines and storage facilities, as well as the expansion of existing facilities, is subject to various regulatory, environmental, political, legal, economic and other development risks, including the ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on acceptable terms, or at all. For example, the Company has in the past encountered, and may in the future encounter, delays or denials by regulatory agencies in connection with certain projects, most significantly the Northern Access 2016 project. Existing or potential third party opposition, such as opposition from landowner and environmental groups, which are beyond our control, could interfere significantly with or delay the Company’s receipt of such approvals or permits, which could materially affect the anticipated construction of a project. In addition, third parties could impede the Gathering segment’s acquisition, expansion or renewal of rights-of-way or land rights on a timely basis and on acceptable terms. Any delay in project construction may prevent a planned project from going into service when anticipated, which could cause a delay in the receipt of revenues from those facilities. A significant construction delay in a material project, whatever the cause, or a final judgment denying a necessary permit, may result in asset write-offs and reduced earnings and an inability to complete projects as initially planned, or at all. These events could have a material adverse impact on anticipated operating results.

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
To the extent that the natural gas the Company produces is priced in local markets where production occurs, the price may be affected by local or regional supply and demand factors as well as other local market dynamics such as regional pipeline capacity. Currently, the prices the Company receives for its natural gas production in the local markets where production occurs are generally lower than the relevant benchmark prices, such as NYMEX, that are used for commodity trading purposes. The difference between the benchmark price and the price the Company receives is called a differential. The Company may be unable to accurately predict natural gas differentials, which may widen significantly in the future. Numerous factors may influence local commodity pricing, such as pipeline takeaway capacity and specifications, localized storage capacity, disruptions in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Insufficient pipeline or storage capacity, or a lack of demand or surplus of supply in any given operating area may cause the differential to widen in that area compared to other natural gas producing areas. Increases in the differential could lead to production curtailments or otherwise have a material adverse effect on the Company’s revenues, cash flows and results of operations.

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
It is the Company’s practice that the use of commodity derivatives contracts comply with various policies in effect in respective business segments. For example, in the Exploration and Production segment, commodity derivatives contracts must be confined to the price hedging of existing and forecast production, and in the Energy Marketing segment, commodity derivatives with respect to fixed price purchase and sales commitments must be matched against commitments reasonably certain to be fulfilled. The Company maintains a system of internal controls to monitor compliance with its policy. However, unauthorized speculative trades, if they were to occur, could expose the Company to substantial losses to cover positions in its derivatives contracts. In addition, in the event the Company’s actual production of oil and natural gas falls short of hedged forecast production, the Company may incur substantial losses to cover its hedges.
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
Due to the burgeoning Marcellus Shale natural gas play in the northeast United States, together with the fiscal difficulties faced by state governments in Pennsylvania, various state legislative and regulatory initiatives regarding the exploration and production business have been proposed or adopted. These initiatives include potential new or updated statutes and regulations governing the drilling, casing, cementing, testing, abandonment and monitoring of wells, the protection of water supplies and restrictions on water use and water rights, hydraulic fracturing operations, surface owners’ rights and damage compensation, the spacing of wells, use and disposal of potentially hazardous materials, and environmental and safety issues regarding natural gas pipelines. New permitting fees and/or severance taxes for oil and gas production are also possible. Additionally, legislative initiatives in the U.S. Congress and regulatory studies, proceedings or rule-making initiatives at federal, state or local agencies focused on the hydraulic fracturing process and related operations could result in additional permitting, compliance, reporting and disclosure requirements. For example, the EPA has adopted regulations that establish emission performance standards for hydraulic fracturing operations as well as natural gas gathering and transmission operations. Other EPA initiatives could expand water quality and hazardous waste regulation of hydraulic fracturing and related operations. In California, legislation regarding well stimulation, including hydraulic fracturing, has been adopted. The law mandates technical standards for well construction, hydraulic fracturing water management, groundwater monitoring, seismicity monitoring during hydraulic fracturing operations and public disclosure of hydraulic fracturing fluid constituents. Additionally, the California Division of Oil, Gas & Geothermal Resources (DOGGR) adopted regulations intended to bring California’s Class II Underground Injection Control (UIC) program into compliance with the federal Safe Drinking Water Act, under which some wells may require an aquifer exemption. DOGGR began reviewing all active UIC projects, regardless of whether an exemption is required. These and any other new state, federal or local legislative or regulatory measures could lead to operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risks of litigation for the Company.
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
Shareholders of the Company may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Additionally, activist shareholders may submit proposals to promote an environmental, social or governance position. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of the Company’s Board of Directors and senior management from the pursuit of business strategies. As a result, shareholder campaigns could adversely affect the Company’s results of operations and financial condition.

Item 1B	Unresolved Staff Comments
None.

Item 2	Properties
General Information on Facilities
The net investment of the Company in property, plant and equipment was $4.7 billion at September 30, 2017. The Exploration and Production segment constitutes 25.6% of this investment, and is primarily located in California and in the Appalachian region of the United States. Approximately 63.3% of the Company's investment in net property, plant and equipment was in the Utility and Pipeline and Storage segments, whose operations are located primarily in western and central New York and northwestern Pennsylvania. The Gathering segment constitutes 9.8% of the Company’s investment in net property, plant and equipment, and is located in northwestern Pennsylvania. The remaining net investment in property, plant and equipment consisted of the All Other category and Corporate operations (1.3%), or $0.1 billion. During the past five years, the Company has made additions to property, plant and equipment in order to expand its exploration and production operations in the Appalachian region of the United States and to expand and improve transmission facilities for transportation customers in New York and Pennsylvania. Net property, plant and equipment has decreased $66 million, or 1.4%, since September 30, 2012.
The Exploration and Production segment had a net investment in property, plant and equipment of $1.2 billion at September 30, 2017.
The Pipeline and Storage segment had a net investment of $1.5 billion in property, plant and equipment at September 30, 2017. Transmission pipeline represents 36% of this segment’s total net investment and includes 2,274 miles of pipeline utilized to move large volumes of gas throughout its service area. Storage facilities represent 16% of this segment’s total net investment and consist of 31 storage fields operating at a combined working gas level of 73.4 Bcf, four of which are jointly owned and operated with other interstate gas pipeline companies, and 393 miles of pipeline. Net investment in storage facilities includes $82.8 million of gas stored underground-noncurrent, representing the cost of the gas utilized to maintain pressure levels for normal operating purposes as well as gas maintained for system balancing and other purposes, including that needed for no-notice transportation service. The Pipeline and Storage segment has 32 compressor stations with 170,707 installed compressor horsepower that represent 25% of this segment’s total net investment in property, plant and equipment.
The Gathering segment had a net investment of $0.5 billion in property, plant and equipment at September 30, 2017. Gathering lines and related compressors represent substantially all of this segment’s total net investment, including 135 miles of lines utilized to move Appalachian production (including Marcellus Shale) to various transmission pipeline receipt points. The Gathering segment has 5 compressor stations with 51,920 installed compressor horsepower.
The Utility segment had a net investment in property, plant and equipment of $1.4 billion at September 30, 2017. The net investment in its gas distribution network (including 14,895 miles of distribution pipeline) and its service connections to customers represent approximately 48% and 33%, respectively, of the Utility segment’s net investment in property, plant and equipment at September 30, 2017.
The Pipeline and Storage segments’ facilities provided the capacity to meet Supply Corporation’s 2017 peak day sendout for transportation service of 2,252 MMcf, which occurred on January 8, 2017. Withdrawals from storage of 624.3 MMcf provided approximately 28% of the requirements on that day.
Company maps are included in Exhibit 99.2 of this Form 10-K and are incorporated herein by reference.
Exploration and Production Activities
The Company is engaged in the exploration for and the development of natural gas and oil reserves in California and the Appalachian region of the United States. The Company has been increasing its emphasis in the Appalachian region, primarily in the Marcellus Shale. Further discussion of oil and gas producing activities is included in Item 8, Note M - Supplementary Information for Oil and Gas Producing Activities. Note M sets forth proved developed and undeveloped reserve information for Seneca. The September 30, 2017, 2016 and 2015 reserves shown in Note M are valued using an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. The reserves were estimated by Seneca’s geologists and engineers and were audited by independent petroleum engineers from Netherland, Sewell & Associates, Inc. Note M discusses the qualifications of the Company's reservoir engineers, internal controls over the reserve estimation process and audit of the reserve estimates and changes in proved developed and undeveloped oil and natural gas reserves year over year.
Seneca’s proved developed and undeveloped natural gas reserves increased from 1,675 Bcf at September 30, 2016 to 1,973 Bcf at September 30, 2017. This increase is attributed to extensions and discoveries of 386 Bcf and upward revisions of previous estimates of 91 Bcf, partially offset by production of 157 Bcf and sales of minerals in place of 22 Bcf. Of the total upward gas revisions of 91 Bcf, 125 Bcf were a result of higher gas prices for Marcellus Shale, Utica Shale and other reservoirs, and 20 Bcf were a result of upward revisions due to performance improvements and lease operating expense reductions, partially offset by 54 Bcf of PUD locations that were removed. The sales of minerals in place were the result of Marcellus and Utica reserves that were sold in the Western Development Area (primarily in Forest, Elk, McKean and Cameron counties in Pennsylvania) in September 2017.
Seneca’s proved developed and undeveloped oil reserves increased from 29,009 Mbbl at September 30, 2016 to 30,207 Mbbl at September 30, 2017. The increase is attributed to extensions and discoveries of 674 Mbbl and upward revisions of previous estimates of 3,293 Mbbl, partially offset by production of 2,740 Mbbl, primarily occurring in the West Coast region, and sales of minerals in place of 29 Mbbl. Upward revisions of 3,293 Mbbl were a result of both higher oil prices of 1,623 Mbbl and upward revisions associated with performance improvements of 1,670 Mbbl. The sales of minerals in place were the result of aforementioned sales of reserves in the Western Development Area.
On a Bcfe basis, Seneca’s proved developed and undeveloped reserves increased from 1,849 Bcfe at September 30, 2016 to 2,154 Bcfe at September 30, 2017. Total revisions of previous estimates was an increase of 110 Bcfe, primarily a result of higher oil and gas prices.
Seneca’s proved developed and undeveloped natural gas reserves decreased from 2,142 Bcf at September 30, 2015 to 1,675 Bcf at September 30, 2016. Extensions and discoveries of 186 Bcf were exceeded by production of 144 Bcf, downward revisions of previous estimates of 248 Bcf, and sales of minerals in place of 261 Bcf. Of the total downward gas revisions of 248 Bcf, 204 Bcf were a result of lower gas prices for Marcellus Shale and Upper Devonian reservoirs, and 74 Bcf were a result of PUD locations that were removed for reasons other than lower gas prices, partially offset by 30 Bcf in upward revisions due to performance improvements and lease operating expense reductions. The sales of minerals in place were primarily the result of reserves that were sold to IOG CRV-Marcellus, LLC (IOG) as part of the joint development agreement coupled with the sale of the majority of Seneca’s Upper Devonian wells and associated reserves in Pennsylvania.
Seneca’s proved developed and undeveloped oil reserves decreased from 33,722 Mbbl at September 30, 2015 to 29,009 Mbbl at September 30, 2016. Extensions and discoveries of 530 Mbbl were exceeded by production of 2,923 Mbbl, primarily occurring in the West Coast region, downward revisions of previous estimates of 2,247 Mbbl, and sales of minerals in place of 73 Mbbl. Downward revisions of 2,247 Mbbl were primarily a result of lower oil prices of 3,900 Mbbl partially offset by upward revisions associated with performance improvements and lease operating expense reductions of 1,653 Mbbl. The sales of minerals in place were reserves related to the aforementioned sale of Upper Devonian Wells.
On a Bcfe basis, Seneca’s proved developed and undeveloped reserves decreased from 2,344 Bcfe at September 30, 2015 to 1,849 Bcfe at September 30, 2016. Total revisions of previous estimates was a decrease of 262 Bcfe, primarily a result of lower oil and gas prices.
At September 30, 2017, the Company’s Exploration and Production segment had delivery commitments of 2,187 Bcfe (mostly natural gas as commitments for crude oil were insignificant). The Company expects to meet those commitments through proved reserves, including the future development of reserves that are currently classified as proved undeveloped reserves and future exploration.

The following is a summary of certain oil and gas information taken from Seneca’s records. All monetary amounts are expressed in U.S. dollars.
Production

	For The Year Ended September 30
	2017		2016		2015
United States
Appalachian Region
Average Sales Price per Mcf of Gas	$2.52	(1)	$1.94	(1)	$2.48	(1)
Average Sales Price per Barrel of Oil	$48.27		$52.15		$57.44
Average Sales Price per Mcf of Gas (after hedging)	$2.93		$3.01		$3.35
Average Sales Price per Barrel of Oil (after hedging)	$48.27		$52.15		$57.44
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.71	(1)	$0.73	(1)	$0.81	(1)
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	422	(1)	385	(1)	374	(1)
West Coast Region
Average Sales Price per Mcf of Gas	$4.00		$3.25		$4.11
Average Sales Price per Barrel of Oil	$46.14		$35.26		$51.37
Average Sales Price per Mcf of Gas (after hedging)	$4.00		$3.25		$4.52
Average Sales Price per Barrel of Oil (after hedging)	$53.85		$57.97		$70.49
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$2.91		$2.47		$2.69
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	53		56		58
Total Company
Average Sales Price per Mcf of Gas	$2.55		$1.97		$2.51
Average Sales Price per Barrel of Oil	$46.18		$35.42		$51.43
Average Sales Price per Mcf of Gas (after hedging)	$2.95		$3.02		$3.38
Average Sales Price per Barrel of Oil (after hedging)	$53.87		$57.91		$70.36
Average Production (Lifting) Cost per Mcf Equivalent of Gas and Oil Produced	$0.96		$0.96		$1.06
Average Production per Day (in MMcf Equivalent of Gas and Oil Produced)	475		441		432

(1)
The Marcellus Shale fields (which exceed 15% of total reserves at September 30, 2017, 2016 and 2015) contributed 399 MMcfe, 372 MMcfe and 357 MMcfe of daily production in 2017, 2016 and 2015, respectively. The average sales price (per Mcfe) was $2.52 ($2.93 after hedging) in 2017, $1.94 ($3.01 after hedging) in 2016 and $2.48 ($3.35 after hedging) in 2015. The average lifting costs (per Mcfe) were $0.71 in 2017, $0.72 in 2016 and $0.79 in 2015.

Productive Wells

	Appalachian Region		West Coast Region		Total Company
At September 30, 2017	Gas	Oil	Gas	Oil	Gas	Oil
Productive Wells — Gross	423	—	—	2,224	423	2,224
Productive Wells — Net	328	—	—	2,173	328	2,173
Developed and Undeveloped Acreage

At September 30, 2017	Appalachian Region		West Coast Region	Total Company
Developed Acreage
— Gross	541,528		23,269	564,797
— Net	532,435		21,531	553,966
Undeveloped Acreage
— Gross	356,080		4,518	360,598
— Net	342,015		689	342,704
Total Developed and Undeveloped Acreage
— Gross	897,608		27,787	925,395
— Net	874,450	(1)	22,220	896,670

(1)
Of the 874,450 Total Developed and Undeveloped Net Acreage in the Appalachian region as of September 30, 2017, there are a total of 800,747 net acres in Pennsylvania. Of the 800,747 total net acres in Pennsylvania, shale development in the Marcellus, Utica or Geneseo shales has occurred on approximately 50,467 net acres, or only 6.3% of Seneca’s total net acres in Pennsylvania. The high amount of developed acreage in the table largely reflects development in the Upper Devonian geological formation and masks the potential for development beneath this formation, which includes the Marcellus, Utica and Geneseo shales.

As of September 30, 2017, the aggregate amount of gross undeveloped acreage expiring in the next three years and thereafter are as follows: 1,160 acres in 2018 (580 net acres), 4,286 acres in 2019 (3,829 net acres), 1,447 acres in 2020 (1,447 net acres) and 40,428 acres thereafter (36,511 net acres). The remaining 313,277 gross acres (300,337 net acres) represent non-expiring oil and gas rights owned by the Company. Of the acreage that is currently scheduled to expire in 2018, 2019 and 2020, Seneca has no associated proved undeveloped gas reserves. As a part of its management approved development plan, Seneca generally commences development of these reserves prior to the expiration of the leases and/or proactively extends/renews these leases.

Drilling Activity

	Productive			Dry
For the Year Ended September 30	2017	2016	2015	2017	2016	2015
United States
Appalachian Region
Net Wells Completed
— Exploratory	9.000	1.000	3.000	—	—	—
— Development	25.400	31.800	49.000	3.000	1.000	2.000
West Coast Region
Net Wells Completed
— Exploratory	—	—	—	—	—	—
— Development	14.000	25.000	45.000	—	—	1.000
Total Company
Net Wells Completed
— Exploratory	9.000	1.000	3.000	—	—	—
— Development	39.400	56.800	94.000	3.000	1.000	3.000
Present Activities

At September 30, 2017	Appalachian Region	West Coast Region	Total Company
Wells in Process of Drilling(1)
— Gross	84.000	—	84.000
— Net	69.500	—	69.500

(1)	Includes wells awaiting completion.

Item 3	Legal Proceedings
On September 13, 2017, the PaDEP sent a draft Consent Assessment of Civil Penalty (CACP) to Seneca, in relation to an alleged violation of the Pennsylvania Oil and Gas Act, as well as PaDEP rules and regulations regarding gas migration relating to Seneca’s drilling activities. The amount of the penalty sought by the PaDEP is not material to the Company. The draft CACP alleges a violation identified by the PaDEP in 2011. Seneca disputes the alleged violation and will vigorously defend its position in negotiations with the PaDEP.
For a discussion of various environmental and other matters, refer to Part II, Item 7, MD&A and Item 8 at Note I — Commitments and Contingencies.
For a discussion of certain rate matters involving the NYPSC, refer to Part II, Item 7, MD&A of this report under the heading "Other Matters - Rate and Regulatory Matters."

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
On July 3, 2017, the Company issued a total of 7,011 unregistered shares of Company common stock to the nine non-employee directors of the Company then serving on the Board of Directors of the Company, 779 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended September 30, 2017. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Share Repurchase Plans or Programs(b)
July 1-31, 2017	—	N/A	—	6,971,019
Aug. 1-31, 2017	469	$58.65	—	6,971,019
Sept. 1-30, 2017	5,310	$58.72	—	6,971,019
Total	5,779	$58.71	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes. During the quarter ended September 30, 2017, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock. The repurchase program has no expiration date. The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

Performance Graph
The following graph compares the Company’s common stock performance with the performance of the S&P 500 Index, the PHLX Utility Sector Index and the S&P 500 Oil & Gas Exploration & Production SUB Industry Index GICS Level 4 for the period September 30, 2012 through September 30, 2017. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on September 30, 2012 and that all dividends were reinvested.

	2012	2013	2014	2015	2016	2017
National Fuel	$100	$130	$136	$99	$111	$120
S&P 500 Index	$100	$119	$143	$142	$164	$194
PHLX Utility Sector Index (UTY)	$100	$105	$121	$128	$151	$169
S&P 500 Oil & Gas Exp & Prod SUB Industry Index GICS Level 4 (S5OILP)	$100	$127	$138	$81	$96	$86
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

Item 6	Selected Financial Data

	Year Ended September 30
	2017	2016	2015	2014	2013
	(Thousands, except per share amounts and number of registered shareholders)
Summary of Operations
Operating Revenues:
Utility and Energy Marketing Revenues	$755,485	$624,602	$860,618	$1,103,149	$942,309
Exploration and Production and Other Revenues	617,666	611,766	696,709	808,595	707,734
Pipeline and Storage and Gathering Revenues	206,730	216,048	203,586	201,337	179,508
	1,579,881	1,452,416	1,760,913	2,113,081	1,829,551
Operating Expenses:
Purchased Gas	275,254	147,982	349,984	605,838	460,432
Operation and Maintenance:
Utility and Energy Marketing	199,293	192,512	203,249	196,534	180,997
Exploration and Production and Other	145,099	160,201	184,024	188,622	175,014
Pipeline and Storage and Gathering	98,200	88,801	82,730	77,922	86,079
Property, Franchise and Other Taxes	84,995	81,714	89,564	90,711	82,431
Depreciation, Depletion and Amortization	224,195	249,417	336,158	383,781	326,760
Impairment of Oil and Gas Producing Properties	—	948,307	1,126,257	—	—
	1,027,036	1,868,934	2,371,966	1,543,408	1,311,713
Operating Income (Loss)	552,845	(416,518)	(611,053)	569,673	517,838
Other Income (Expense):
Other Income	4,113	9,820	8,039	9,461	4,697
Interest Income	7,043	4,235	3,922	4,170	4,335
Interest Expense on Long-Term Debt	(116,471)	(117,347)	(95,916)	(90,194)	(90,273)
Other Interest Expense	(3,366)	(3,697)	(3,555)	(4,083)	(3,838)
Income (Loss) Before Income Taxes	444,164	(523,507)	(698,563)	489,027	432,759
Income Tax Expense (Benefit)	160,682	(232,549)	(319,136)	189,614	172,758
Net Income (Loss) Available for Common Stock	$283,482	$(290,958)	$(379,427)	$299,413	$260,001
Per Common Share Data
Basic Earnings (Loss) per Common Share	$3.32	$(3.43)	$(4.50)	$3.57	$3.11
Diluted Earnings (Loss) per Common Share	$3.30	$(3.43)	$(4.50)	$3.52	$3.08
Dividends Declared	$1.64	$1.60	$1.56	$1.52	$1.48
Dividends Paid	$1.63	$1.59	$1.55	$1.51	$1.47
Dividend Rate at Year-End	$1.66	$1.62	$1.58	$1.54	$1.50
At September 30:
Number of Registered Shareholders	11,211	11,751	12,147	12,654	13,215

	Year Ended September 30
	2017	2016	2015	2014	2013
	(Thousands, except per share amounts and number of registered shareholders)
Net Property, Plant and Equipment
Exploration and Production	$1,196,521	$1,083,804	$2,126,265	$2,897,744	$2,600,448
Pipeline and Storage	1,524,197	1,463,541	1,387,516	1,187,924	1,074,079
Gathering	455,701	439,660	400,409	292,793	161,111
Utility	1,435,414	1,403,286	1,351,504	1,297,179	1,246,943
Energy Marketing	1,503	1,745	1,989	2,070	2,002
All Other	57,960	59,054	60,404	61,236	62,554
Corporate	2,778	3,392	3,808	4,145	4,589
Total Net Plant	$4,674,074	$4,454,482	$5,331,895	$5,743,091	$5,151,726
Total Assets	$6,103,320	$5,636,387	$6,564,939	$6,687,717	$6,125,618
Capitalization
Comprehensive Shareholders’ Equity	$1,703,735	$1,527,004	$2,025,440	$2,410,683	$2,194,729
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,083,681	2,086,252	2,084,009	1,637,443	1,635,630
Total Capitalization	$3,787,416	$3,613,256	$4,109,449	$4,048,126	$3,830,359

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current development activities are focused primarily in the Marcellus and Utica Shale. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company's efforts in this regard are not limited to affiliated projects. The Company has also been designing and building pipeline projects for the transportation of natural gas for non-affiliated natural gas producers in the Appalachian basin. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments. Refer to Item 1, Business, for a more detailed description of each of the segments.
Corporate Responsibility
The Board of Directors and management recognize that the long-term interests of stockholders are served by considering the interests of customers, employees and the communities in which the Company operates. In addition, the Company strives to comply with all applicable legal and regulatory requirements and to adhere to high standards of ethics and integrity. The Board retains oversight of environmental, social and corporate governance concerns and any related health and safety issues that might arise from the Company’s operations. The Board directs management to integrate these corporate responsibility concerns into decision-making throughout the organization. The Company takes very seriously its role as a corporate citizen and remains committed to the welfare of the areas in which it operates, as it has for over 100 years.
The Company recognizes the ongoing debate regarding climate change, including questions surrounding potential physical, technological, regulatory and social risks as well as corresponding opportunities. The Board and management consider these risks and opportunities in their strategic and capital spending decision process.

Further, since the Company operates an integrated business with assets being utilized for, and benefiting from, the production and transportation of natural gas, the Board and management consider the impact of the climate change debate on future natural gas usage.
The U.S. Energy Information Administration (EIA) provides relevant data and projections in this regard. The EIA’s 2017 International Energy Outlook projects that worldwide natural gas consumption will increase 43% from 2015 through 2040. Natural gas is a versatile fuel and this increase is projected to transcend all sectors, with the largest increases seen in the industrial and electric generation sectors. The EIA’s 2017 Annual Energy Outlook further projects that, through 2040, U.S. natural gas consumption will increase more than any other fuel source. The EIA anticipates that shale gas production could potentially account for 70% of U.S. natural gas production in 2040 as companies leverage technological advances in horizontal drilling and hydraulic fracturing to develop previously uneconomic or unreachable reserves. The Board considers such projections in setting and reviewing the Company’s capital budget.
The Company believes that its conservative approach to capital investments combined with its history, experience, assets, and fully-integrated approach put it in a position for success in the current and evolving regulatory landscape. As recognized by the EIA, natural gas is a relatively clean fossil fuel compared to other fossil fuels such as oil or coal with respect to greenhouse gas emissions. The New York State Energy Research and Development Authority, in its 2016 New York State Greenhouse Gas Inventory Report, noted that from 1990 to 2014, “emissions from electricity generated in-State dropped 52 percent during this same period, acting as a major driver of the State’s decreasing GHG emissions. This drop is largely due to the significant decrease in the burning of coal and petroleum products in the electricity generation sector. Emissions from residential, commercial and industrial buildings also decreased, showing a reduction of approximately 15 percent from 1990-2014. This reduction in emissions was primarily the result of a decrease in the use of coal and petroleum and an increase in the use of natural gas.”
The Company recognizes that there exists an evolving landscape of international accords and federal, state and local laws and regulations regarding greenhouse gas emissions or climate change initiatives. Changing market conditions and new regulatory requirements, as well as the unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years. The Company adjusts its capital investment approach to regulatory change. For instance, given what appears to be the imposition of unattainable regulatory standards by the current executive administration of one of the states in which the Company does business, the Company is shifting its investment focus away from that state with respect to new pipeline expansion projects.
While natural gas has relatively lower greenhouse gas emissions than other fossil fuels, the natural gas value chain does result in greenhouse gas emissions. The Company recognizes the important role of ongoing system modernization and efficiency in reducing greenhouse gas emissions. In its Utility, the Company directs capital spending to replacement and to other investments (such as the purchase of vehicles and equipment necessary for that activity) that support its statutory obligation to provide safe and reliable service. In its Pipeline and Storage businesses, a significant portion of the capital budget is spent on modernization. The Company’s replacement of aging natural gas infrastructure leads to fewer leaks and directly results in lower greenhouse gas emissions. For instance, as a result of system modernization, the Utility segment, since 2012, has seen a 13.5% reduction in greenhouse gas emissions reported to the EPA under Subpart W of 40 CFR Part 98. The Company also works with various regulatory commissions to develop ratemaking initiatives to increase end use efficiency while reducing downside risk from demand fluctuation. In its Exploration and Production segment, the Company has implemented a number of initiatives and standardized a variety of practices throughout the drilling process that are aimed at minimizing greenhouse gas emissions and improving air quality, including green completion techniques and deploying leak detection technologies.

Fiscal 2017 Highlights
This Item 7, MD&A, provides information concerning:

1.	The critical accounting estimates of the Company;

2.	Changes in revenues and earnings of the Company under the heading, “Results of Operations;”

3.	Operating, investing and financing cash flows under the heading “Capital Resources and Liquidity;”

4.	Off-Balance Sheet Arrangements;

5.	Contractual Obligations; and

6.
Other Matters, including: (a) 2017 and projected 2018 funding for the Company’s pension and other post-retirement benefits; (b) disclosures and tables concerning market risk sensitive instruments; (c) rate and regulatory matters in the Company’s New York, Pennsylvania and FERC-regulated jurisdictions; (d) environmental matters; and (e) new authoritative accounting and financial reporting guidance.

The information in MD&A should be read in conjunction with the Company’s financial statements in Item 8 of this report.
For the year ended September 30, 2017 compared to the year ended September 30, 2016, the Company experienced an increase in earnings of $574.5 million primarily due to higher earnings in the Exploration and Production segment. During the year ended September 30, 2016, the Company recorded impairment charges of $948.3 million ($550.0 million after-tax) that did not recur during the year ended September 30, 2017. In the Company's Exploration and Production segment, oil and gas property acquisition, exploration and development costs are capitalized under the full cost method of accounting. Such costs are subject to a quarterly ceiling test prescribed by SEC Regulation S-X Rule 4-10 that determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The book value of the Company's oil and gas properties exceeded the ceiling at the end of each of the four quarters of fiscal 2016 due to significant declines in crude oil and natural gas commodity prices over the previous twelve months, resulting in the impairment charges mentioned above during fiscal 2016. For further discussion of the ceiling test and a sensitivity analysis concerning changes in crude oil and natural gas commodity prices and their impact on the ceiling test, refer to the Critical Accounting Estimates section below. For further discussion of the Company’s earnings, refer to the Results of Operations section below.
On February 3, 2017, the Company, in its Pipeline and Storage segment, received FERC approval of a project to move significant prospective Marcellus production from Seneca’s Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with Tennessee Gas Pipeline’s 200 Line in East Aurora, New York (“Northern Access 2016”). On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). The Company remains committed to the project. On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company also has pending with FERC a proceeding asserting, among other things, that the NYDEC exceeded the reasonable time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. Approximately $75.8 million in costs have been incurred on this project through September 30, 2017, with the costs residing either in Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet, or Deferred Charges. For further discussion of the Northern Access 2016 project, refer to Item 8 at Note I - Commitments and Contingencies.
Seneca has two downstream Canadian transportation contracts to move incremental volumes associated with the Northern Access 2016 project. One of the contracts has a term expiring on March 31, 2023 with a remaining commitment of approximately $27.0 million (using a 1.2468 Exchange Rate). The other transportation precedent agreement was suspended until the Northern Access 2016 project has received all its necessary permits. Seneca paid $2.4 million associated with this suspension during the quarter ended September 30, 2017 and will be reimbursed this amount if the project is reinstated. As noted above, the Company remains committed to the Northern Access 2016 project. Seneca has mitigated a portion of the current capacity costs through capacity release arrangements.
From a financing perspective, in September 2017, the Company issued $300.0 million of 3.95% notes due in September 2027. The proceeds of the debt issuance were used for the October 2017 redemption of $300.0 million of the Company's 6.50% notes that were scheduled to mature in April 2018. The Company expects to use cash on hand and cash from operations to meet its capital expenditure needs for fiscal 2018 and may issue short-term and/or long-term debt during fiscal 2018 as needed.
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
In addition to depletion under the units-of-production method, proved reserves are a major component in the SEC full cost ceiling test. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The estimates of future production and future expenditures are based on internal budgets that reflect planned production from current wells and expenditures necessary to sustain such future production. The amount of the ceiling can fluctuate significantly from period to period because of additions to or subtractions from proved reserves and significant fluctuations in oil and gas prices. The ceiling is then compared to the capitalized cost of oil and gas properties less accumulated depletion and related deferred income taxes. If the capitalized costs of oil and gas properties less accumulated depletion and related deferred taxes exceeds the ceiling at the end of any fiscal quarter, a non-cash impairment charge must be recorded to write down the book value of the reserves to their present value. This non-cash impairment cannot be reversed at a later date if the ceiling increases. It should also be noted that a non-cash impairment to write down the book value of the reserves to their present value in any given period causes a reduction in future depletion expense. At September 30, 2017, the ceiling exceeded the book value of the oil and gas properties by approximately $286.4 million. The 12-month average of the first day of the month price for crude oil for each month during 2017, based on posted Midway Sunset prices, was $45.19 per Bbl. The 12-month average of the first day of the month price for natural gas for each month during 2017, based on the quoted Henry Hub spot price for natural gas, was $3.00 per MMBtu. (Note — because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for 2017. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.)  The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at September 30, 2017 (which would not have resulted in an impairment charge) if natural gas prices were $0.25 per MMBtu lower than the average prices used at September 30, 2017, if crude oil prices were $5 per Bbl lower than the average prices used at September 30, 2017, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at September 30, 2017 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.
Ceiling Testing Sensitivity to Commodity Price Changes

(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices

Excess of Ceiling over Book Value under Sensitivity Analysis	$157.2	$250.8	$121.7
It is difficult to predict what factors could lead to future impairments under the SEC’s full cost ceiling test. As discussed above, fluctuations in or subtractions from proved reserves, increases in development costs for undeveloped reserves and significant fluctuations in oil and gas prices have an impact on the amount of the ceiling at any point in time.
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
Pension and Other Post-Retirement Benefits.  The amounts reported in the Company’s financial statements related to its pension and other post-retirement benefits are determined on an actuarial basis, which uses many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Beginning in fiscal 2018, the Company refined the method used to determine the service and interest cost components of net periodic benefit cost. Using the refined method, known as the spot rate approach, the Company will use individual spot rates along the yield curve that correspond to the timing of each benefit payment to determine the discount rate. The individual spot rates along the yield curve will continue to be determined by an above mean methodology in that the coupon interest rates that are in the lower 50th percentile will be excluded based on the assumption that the Company would not utilize more expensive (i.e. lower yield) instruments to settle its liabilities. The impact on the benefit obligation, as of September 30, 2017, is immaterial. This change will provide a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of net periodic benefit costs in fiscal 2018. The Company will account for this change prospectively as a change in accounting estimate. The expected return on plan assets assumption used by the Company reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes historical investment data, projected capital market conditions, and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets. Changes in actuarial assumptions and actuarial experience, including deviations between actual versus expected return on plan assets, could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements experienced by the Company. However, the Company expects to recover a substantial portion of its net periodic pension and other post-retirement benefit costs attributable to employees in its Utility and Pipeline and Storage segments in accordance with the applicable regulatory commission authorization, subject to applicable accounting requirements for rate-regulated activities, as discussed above under “Regulation.”
Changes in actuarial assumptions and actuarial experience could also have an impact on the benefit obligation and the funded status related to the Company’s pension and other post-retirement benefits and could impact the Company’s equity. For example, the discount rate used to determine benefit obligations of the Company's other post-retirement benefits changed from 3.70% in 2016 to 3.81% in 2017. The change in the discount rate from 2016 to 2017 decreased the accumulated post-retirement benefit obligation by $6.2 million. The discount rate used to determine benefit obligations of the Retirement Plan changed from 3.60% in 2016 to 3.77% in 2017. The change in the discount rate from 2016 to 2017 decreased the Retirement Plan projected benefit obligation by $20.5 million. Other examples include actual versus expected return on plan assets, which has an impact on the funded status of the plans, and actual versus expected benefit payments, which has an impact on the pension plan projected benefit obligation and the accumulated post-retirement benefit obligation. For 2017, the actual return on plan assets was higher than the expected return, which resulted in an increase to the funded status of the Retirement Plan ($24.6 million) as well as an increase to the funded status of the VEBA trusts and 401(h) accounts ($8.7 million). The actual versus expected benefit payments for 2017 caused a decrease of $2.1 million to the accumulated post-retirement benefit obligation. In addition, changes in per-capita claim costs, premiums, retiree contributions and retiree drug subsidy assumptions in order to better reflect anticipated experience based on actual experience resulted in a decrease to the accumulated post-retirement benefit obligation of $48.4 million. In calculating the projected benefit obligation for the Retirement Plan and the accumulated post-retirement obligation, the actuary takes into account the average remaining service life of active participants. The average remaining service life of active participants is 7 years for the Retirement Plan and 6 years for those eligible for other post-retirement benefits. For further discussion of the Company’s pension and other post-retirement benefits, refer to Other Matters in this Item 7, which includes a discussion of funding for the current year, and to Item 8 at Note H — Retirement Plan and Other Post Retirement Benefits.
RESULTS OF OPERATIONS
EARNINGS
2017 Compared with 2016
The Company's earnings were $283.5 million in 2017 compared to a loss of $291.0 million in 2016. The increase in earnings of $574.5 million was primarily a result of higher earnings in the Exploration and Production segment and Gathering segment. Lower earnings in the Pipeline and Storage segment, Utility segment and Energy Marketing segment, as well as losses in the Corporate and All Other categories, partially offset these increases. In the discussion that follows, all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted. Earnings were impacted by the following events in 2016:
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

2016 Compared with 2015
The Company recorded a loss of $291.0 million in 2016 compared with a loss of $379.4 million in 2015. The reduction in loss was primarily the result of lower losses in the Exploration and Production segment and the Corporate category. The Utility segment, Pipeline and Storage segment, Energy Marketing segment and Gathering segment experienced a decline in earnings, offset by higher earnings in the All Other category. Earnings were impacted by the 2016 events discussed above and the following events in 2015:

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

Earnings (Loss) by Segment

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Exploration and Production	$129,326	$(452,842)	$(556,974)
Pipeline and Storage	68,446	76,610	80,354
Gathering	40,377	30,499	31,849
Utility	46,935	50,960	63,271
Energy Marketing	1,509	4,348	7,766
Total Reported Segments	286,593	(290,425)	(373,734)
All Other	(342)	778	(2)
Corporate	(2,769)	(1,311)	(5,691)
Total Consolidated	$283,482	$(290,958)	$(379,427)
EXPLORATION AND PRODUCTION
Revenues
Exploration and Production Operating Revenues

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Gas (after Hedging)	$462,976	$433,357	$471,657
Oil (after Hedging)	147,599	169,263	213,488
Gas Processing Plant	3,181	2,411	2,891
Other	843	2,082	5,405
Operating Revenues	$614,599	$607,113	$693,441

Production

	Year Ended September 30
	2017	2016	2015
Gas Production (MMcf)
Appalachia	154,093	140,457	136,404
West Coast	2,995	3,090	3,159
Total Production	157,088	143,547	139,563
Oil Production (Mbbl)
Appalachia	4	28	30
West Coast	2,736	2,895	3,004
Total Production	2,740	2,923	3,034

Average Prices

	Year Ended September 30
	2017	2016	2015
Average Gas Price/Mcf
Appalachia	$2.52	$1.94	$2.48
West Coast	$4.00	$3.25	$4.11
Weighted Average	$2.55	$1.97	$2.51
Weighted Average After Hedging(1)	$2.95	$3.02	$3.38
Average Oil Price/Barrel (Bbl)
Appalachia	$48.27	$52.15	$57.44
West Coast	$46.14	$35.26	$51.37
Weighted Average	$46.18	$35.42	$51.43
Weighted Average After Hedging(1)	$53.87	$57.91	$70.36

(1)	Refer to further discussion of hedging activities below under “Market Risk Sensitive Instruments” and in Note G — Financial Instruments in Item 8 of this report.
2017 Compared with 2016
Operating revenues for the Exploration and Production segment increased $7.5 million in 2017 as compared with 2016. Gas production revenue after hedging increased $29.6 million primarily due to a large increase in gas production partially offset by a $0.07 per Mcf decrease in the weighted average price of gas after hedging. The increase in production was primarily due to a significant decrease in price-related curtailments during fiscal 2017 compared to fiscal 2016. This was partially offset by the impact of a joint development agreement with IOG - CRV Marcellus, LLC (IOG) (lower net revenue interest in producing wells), production declines on wells in the Eastern Development Area (Tioga and Lycoming counties in Pennsylvania) and the expected impact of changing from a 3-drilling rig program to a 1-drilling rig program. For further discussion of the joint development agreement with IOG, refer to Item 8 at Note A - Summary of Significant Accounting Policies under the heading "Property, Plant and Equipment." In addition, gas processing plant revenue increased $0.8 million due to an increase in price and volumes. These increases to operating revenues were partially offset by a decrease in oil production revenue after hedging of $21.7 million due to a decrease in crude oil production coupled with a $4.04 per Bbl decrease in the weighted average price of oil after hedging. The decrease in crude oil production was largely due to the current year impact of decreased steam operations and well workover activity at its North Midway Sunset field in prior years (due to lower crude oil prices). In addition, other revenue decreased $1.2 million largely due to the impact of mark-to-market adjustments related to hedging ineffectiveness.
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

Earnings
2017 Compared with 2016
The Exploration and Production segment’s earnings for 2017 were $129.3 million, an increase of $582.1 million when compared with a loss of $452.8 million for 2016. The increase in earnings primarily reflects the non-recurrence of the aforementioned impairment charges ($550.0 million). It also reflects higher natural gas production ($26.6 million), lower depletion expense ($17.8 million), lower other operating expenses ($2.2 million), lower interest expense ($1.1 million), the non-recurrence of joint development agreement professional fees ($4.6 million) and lower income tax expense ($10.6 million). The decrease in depletion expense was primarily due to a lower level of capitalized costs as a result of the impairment charges recognized in fiscal 2015 and fiscal 2016. The decrease in other operating expenses was primarily due to a decrease in personnel costs coupled with a decrease in plugging and abandonment expense (as a result of the sale of Upper Devonian wells in Pennsylvania in June 2016), which was partially offset by a contract suspension payment to TransCanada related to transportation services for Northern Access 2016 project. The decrease in interest expense was largely due to a decrease in the Exploration and Production segment’s intercompany short-term borrowings. The decrease in income tax expense was largely due to an increase in anticipated firm transportation of natural gas to delivery points outside of Pennsylvania as a result of forecasted deliveries to the Atlantic Sunrise Pipeline. This had the effect of decreasing the effective tax rate used in the calculation of deferred tax expense. Income tax expense also decreased due to an enhanced oil recovery tax credit related to Seneca's California properties, which was applicable this year as a result of relatively low domestic crude oil prices. The joint development agreement professional fees incurred were related to professional services associated with the Marcellus Shale drilling joint development agreement with IOG executed in December 2015 and extended in June 2016. These fees did not recur during fiscal 2017. These factors, which contributed to increased earnings during fiscal 2017 compared to fiscal 2016, were partially offset by lower crude oil prices after hedging ($7.2 million), lower natural gas prices after hedging ($7.3 million), lower crude oil production ($6.9 million), higher production costs ($7.9 million) and higher other taxes ($1.1 million). The increase in production costs was largely due to an increase in transportation costs associated with higher gas production volume (mostly transported by Midstream Corporation) coupled with increased well repairs, equipment rentals, contract labor and steam fuel costs in the West Coast region, which will support production in future years. These were partially offset by lower repair and maintenance costs associated with operating wells in Appalachia (impacted by the sale of Upper Devonian related wells in June 2016). The increase in other taxes was largely due to higher impact fees related to Appalachian production in fiscal 2017 compared to fiscal 2016. Impact fees were significantly lower in fiscal 2016 as a result of IOG's reimbursement of such costs for years prior to fiscal 2016. The increase in other taxes also reflects an increase in Appalachian franchise taxes, partially offset by a decrease in Kern, Ventura and Coalinga County taxes in the West Coast region due to lower crude oil prices.
2016 Compared with 2015
The Exploration and Production segment’s loss for 2016 was $452.8 million, compared with a loss of $557.0 million for 2015. The reduction in loss was attributed to lower impairment charges ($100.1 million), lower depletion expense ($64.9 million), higher natural gas production ($8.8 million), lower production costs ($9.0 million), lower income tax ($3.2 million), lower other taxes ($4.1 million) and lower other operating expenses ($3.3 million). The decrease in depletion expense was primarily due to the impact of impairment charges recognized in fiscal 2015 and fiscal 2016. The decrease in production costs was largely due to a decrease in well repair costs and a decrease in steam fuel costs associated with crude oil production in the West Coast region (due to lower fuel prices) coupled with a decrease in seasonal road maintenance (due to a milder winter) and decreases in equipment repair and rental costs, salt water disposal costs, and compressor and pumper costs in the Appalachian region. The decrease in income tax expense was primarily due to a solar tax credit received coupled with favorable benefits associated with the tax sharing agreement with affiliated companies. The decrease in other taxes was largely due to IOG being billed for its share of previously incurred impact fees in accordance with the joint development agreement executed in December 2015, coupled with a decrease in Kern and Ventura County taxes (due to a decrease in crude oil prices). The decrease in other operating expenses was primarily due to a decrease in emissions expense and personnel costs, partially offset by higher stock-based compensation expense. These factors, which contributed to less of a loss in 2016 compared to 2015, were partially offset by the impact of joint development agreement professional fees ($4.6 million), lower crude oil prices after hedging ($23.6 million), lower natural gas prices after hedging ($33.6 million), lower crude oil production ($5.1 million), the impact of mark-to-market adjustments discussed above ($2.1 million), lower interest income ($1.1 million) and higher interest expense ($5.7 million). The joint development agreement professional fees incurred were related to professional services associated with the Marcellus Shale drilling joint development agreement with IOG that was executed in December 2015 and extended in June 2016. The increase in interest expense was largely due to the Exploration and Production segment's share of the Company's $450 million long-term debt issuance in June 2015. From an income tax perspective, there were favorable adjustments to Seneca’s deferred income tax liability in the amount of $13.2 million in 2015 that did not recur in 2016. The deferred tax adjustments in 2015 were largely the result of an increase in firm transportation of natural gas to Canadian delivery points (with a corresponding decrease in the effective tax rate) and other adjustments.

PIPELINE AND STORAGE
Revenues
Pipeline and Storage Operating Revenues

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Firm Transportation	$221,609	$229,895	$214,611
Interruptible Transportation	1,690	3,995	2,971
	223,299	233,890	217,582
Firm Storage Service	69,963	70,351	70,732
Interruptible Storage Service	19	143	3
	69,982	70,494	70,735
Other	1,144	2,045	3,023
	$294,425	$306,429	$291,340
Pipeline and Storage Throughput — (MMcf)

	Year Ended September 30
	2017	2016	2015
Firm Transportation	779,382	740,875	737,206
Interruptible Transportation	5,805	23,548	12,874
	785,187	764,423	750,080
2017 Compared with 2016
Operating revenues for the Pipeline and Storage segment decreased $12.0 million in 2017 as compared with 2016. The decrease was primarily due to a decrease in transportation revenues of $10.6 million. The decline in transportation revenues was due partially to a 2% reduction in Supply Corporation's rates effective November 1, 2015 and an additional 2% reduction in Supply Corporation's rates effective November 1, 2016, both of which were required by the rate case settlement approved by FERC on November 13, 2015. The decrease also reflects reductions in Empire's rates effective July 1, 2016 as required by the rate case settlement approved by FERC on December 13, 2016 combined with a decline in demand charges for transportation services as a result of contract terminations and contract restructuring, as well as lower demand for short-term interruptible transportation service. Partially offsetting these decreases, transportation revenues benefited from a full year of revenue from Supply Corporation's Northern Access 2015 project, which was placed in service on an interim basis in November 2015 and became fully operational in December 2015, and transportation revenues also benefited from a full year of revenue from Empire's Tuscarora Lateral Project, which was placed in service in November 2015.
Transportation volume increased by 20.8 Bcf in 2017 as compared with 2016. The increase in transportation volume primarily reflects the impact of a full year of transportation service from the Northern Access 2015 project and the Tuscarora Lateral Project, both of which are discussed in the previous paragraph. Volume fluctuations, other than those caused by the addition or deletion of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.
2016 Compared with 2015
Operating revenues for the Pipeline and Storage segment increased $15.1 million in 2016 as compared with 2015. The increase was primarily due to an increase in transportation revenues of $16.3 million.  The increase in transportation revenues was largely due to demand charges for transportation service from Supply Corporation’s Westside Expansion and Modernization Project and Supply Corporation's Northern Access 2015 project, which were both fully placed in service during the first quarter of fiscal 2016, and Empire's Tuscarora Lateral Project, which was placed in service in November 2015. The increase in transportation revenues was partially offset by a decrease in short-term seasonal contracts for both Empire and Supply Corporation. Operating revenues were also impacted by a 2% reduction in Supply Corporation's rates effective November 1, 2015 as required by the rate case settlement mentioned above.
Transportation volume increased by 14.3 Bcf in 2016 as compared with 2015. The increase in transportation volume primarily reflected the impact of the above mentioned expansion projects being placed in service.
Earnings
2017 Compared with 2016
The Pipeline and Storage segment’s earnings in 2017 were $68.4 million, a decrease of $8.2 million when compared with earnings of $76.6 million in 2016.  The decrease in earnings was primarily due to the earnings impact of lower transportation revenues of $6.9 million, as discussed above, combined with higher operating expenses ($4.4 million), an increase in property taxes ($0.8 million) and a decrease in the allowance for funds used during construction (equity component) of $0.5 million. The increase in operating expenses primarily reflects an increase in compressor station costs due primarily to costs associated with the overhaul of two compressor stations, higher pension and other post-retirement benefit costs and increased personnel costs. The decrease in allowance for funds used during construction reflects the completion of Supply Corporation’s Westside Expansion and Modernization Project, Supply Corporation's Northern Access 2015 project and Empire's Tuscarora Lateral Project in the first quarter of fiscal 2016. These earnings decreases were partially offset by a decrease in depreciation expense ($1.4 million) and lower income tax expense ($3.2 million). The decrease in depreciation expense was attributable to a decrease in Empire's depreciation rates effective July 1, 2016 associated with Empire's rate case settlement offset partially by the incremental depreciation expense related to expansion projects that were placed in service within the last year. Income tax expense was lower due to provision-to-return adjustments combined with lower state taxes, an increase in benefits associated with the tax sharing agreement with affiliated companies and the adoption of the new accounting guidance regarding stock-based compensation.
2016 Compared with 2015
The Pipeline and Storage segment’s earnings in 2016 were $76.6 million, a decrease of $3.8 million when compared with earnings of $80.4 million in 2015. The decrease in earnings was primarily due to higher operating expenses ($2.4 million), an increase in depreciation expense ($3.3 million), an increase in property taxes ($0.9 million), higher interest expense ($3.7 million), higher income taxes ($2.7 million) and a decrease in the allowance for funds used during construction (equity component) of $0.9 million. The increase in operating expenses primarily reflected higher pension and other post-retirement benefit costs, higher pipeline integrity program expenses, higher compressor station expenses and higher stock-based compensation expense. The increase in depreciation expense was attributable to projects that were placed in service during fiscal 2016. The increase in property taxes was attributable to various expansion projects constructed over the last few years. The increase in interest expense was largely due to Supply Corporation's share of the Company's $450 million long-term debt issuance in June 2015. The increase in income taxes was a result of a reduction in benefits associated with the tax sharing agreement with affiliated companies combined with Empire's provision-to-return adjustments. The decrease in allowance for funds used during construction was mainly due to the above mentioned expansion projects being placed in service in the first quarter of fiscal 2016. The factors contributing to the earnings decrease were partially offset by the positive earnings impact of higher transportation revenues ($10.6 million), as discussed above.
GATHERING
Revenues
Gathering Operating Revenues

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Gathering	$107,566	$89,073	$76,709
Processing and Other Revenues	115	374	497
	$107,681	$89,447	$77,206
Gathering Volume — (MMcf)

	Year Ended September 30
	2017	2016	2015
Gathered Volume	194,921	161,955	139,629
2017 Compared with 2016
Operating revenues for the Gathering segment increased $18.2 million in 2017 as compared with 2016. This increase was due to an increase in gathering revenues driven by a 33.0 Bcf increase in gathered volume.  The overall increase in gathered volume was due to a 22.5 Bcf increase in gathered volume on Midstream Corporation’s Clermont Gathering System (Clermont), a 4.7 Bcf increase in gathered volume on Midstream Corporation's Wellsboro Gathering System (Wellsboro), a 3.0 Bcf increase in gathered volume on Midstream Corporation's Trout Run Gathering System (Trout Run) and a 2.9 Bcf increase in gathered volume on Midstream Corporation's Covington Gathering System (Covington). The increases in the aforementioned volumes were largely due to increases in Seneca's Marcellus Shale production due to a significant decrease in price-related curtailments during fiscal 2017 compared to fiscal 2016.
2016 Compared with 2015
Operating revenues for the Gathering segment increased $12.2 million in 2016 as compared with 2015. This increase was due to an increase in gathering revenues driven by a 22.3 Bcf increase in gathered volume.  The overall increase in gathered volume was largely due to a 47.0 Bcf increase in gathered volume on Clermont, largely attributable to the connection of additional wells to the gathering system as a result of the completion of the Northern Access 2015 project in November and December 2015. This increase in gathered volume was partially offset by a 21.8 Bcf decrease in gathered volume on Trout Run and a 3.1 Bcf decrease in gathered volume on Covington. These decreases were largely due to price-related curtailments of Seneca's Marcellus Shale production.
Earnings
2017 Compared with 2016
The Gathering segment’s earnings in 2017 were $40.4 million, an increase of $9.9 million when compared with earnings of $30.5 million in 2016.   The increase in earnings was mainly due to an increase in gathering revenues ($12.0 million). The increase in gathering revenues was due to the increases in gathered volume discussed above. These were partially offset by higher operating expenses ($1.8 million) and higher depreciation expense ($0.6 million). The increase in operating expenses were largely due to the ramp up in gathering operations as a result of increases in Seneca's Marcellus Shale production. An increase in gas plant balances (mostly in Clermont), led to an increase in depreciation expense.

2016 Compared with 2015
The Gathering segment’s earnings in 2016 were $30.5 million, a decrease of $1.3 million when compared with earnings of $31.8 million in 2015.  While gathering revenues increased $8.0 million, as discussed above, the increase in revenues was more than offset by higher interest expense ($4.7 million), higher depreciation expense ($2.9 million) and higher operating expenses ($1.6 million).  The increase in interest expense was largely due to the Gathering segment's share of the Company's $450 million long-term debt issuance in June 2015 coupled with a decrease in capitalized interest, which was due to various Clermont projects being placed in service.  A large increase in plant balances (largely due to various Clermont projects being placed in service), partially offset by the non-recurrence of long-lived asset impairment charges recorded in March 2015 related to the gathering facilities at Tionesta, led to an overall increase in depreciation expense. The increase in operating expenses was largely due to the significant growth of Clermont and its impact on maintenance expense.
UTILITY
Revenues
Utility Operating Revenues

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Retail Revenues:
Residential	$435,357	$360,648	$480,163
Commercial	58,988	44,994	61,099
Industrial	2,376	1,785	2,655
	496,721	407,427	543,917
Off-System Sales	3,997	1,877	11,773
Transportation	129,509	124,120	142,289
Other	9,744	10,723	18,288
	$639,971	$544,147	$716,267
Utility Throughput — million cubic feet (MMcf)

	Year Ended September 30
	2017	2016	2015
Retail Sales:
Residential	52,394	49,971	59,600
Commercial	7,927	7,247	8,710
Industrial	333	244	337
	60,654	57,462	68,647
Off-System Sales	1,301	1,243	3,787
Transportation	71,040	70,847	78,749
	132,995	129,552	151,183

Degree Days

					Percent (Warmer) Colder Than
Year Ended September 30		Normal		Actual	Normal(1)	Prior Year(1)
2017	Buffalo	6,617		5,708	(13.7)%	1.7%
	Erie	6,147		5,179	(15.7)%	(0.1)%
2016	Buffalo	6,653	(2)	5,611	(15.7)%	(19.5)%
	Erie	6,181	(2)	5,182	(16.2)%	(21.3)%
2015	Buffalo	6,617		6,968	5.3%	(1.7)%
	Erie	6,147		6,586	7.1%	(2.3)%

(1)	Percents compare actual degree days to normal degree days and actual degree days to actual prior year degree days.

(2)
Normal degree day estimates changed to 6,653 for Buffalo and 6,181 for Erie as a result of updated information from the National Oceanic and Atmospheric Administration. In addition, normal degree days for 2016 reflect the fact that 2016 was a leap year.

2017 Compared with 2016
Operating revenues for the Utility segment increased $95.8 million in 2017 compared with 2016. The increase largely resulted from an $89.3 million increase in retail gas sales revenues. In addition, there was a $5.4 million increase in transportation revenues, and a $2.1 million increase in off-system sales (due to higher sales prices coupled with slightly higher volumes). The increase in retail gas sales revenues was largely a result of an increase in the cost of gas sold (per Mcf) coupled with an increase in volumes due to higher usage. The increase in transportation revenues was due to the increase in the price paid by marketers to cash-out their imbalances and an increase in those imbalances owed to the Utility segment as transportation throughput was relatively flat. Due to profit sharing with retail customers, the margins related to off-system sales are minimal.
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
Purchased Gas
The cost of purchased gas is the Company’s single largest operating expense. Annual variations in purchased gas costs are attributed directly to changes in gas sales volume, the price of gas purchased and the operation of purchased gas adjustment clauses. Distribution Corporation recorded $252.8 million, $166.2 million and $307.7 million of Purchased Gas expense during 2017, 2016 and 2015, respectively. Under its purchased gas adjustment clauses in New York and Pennsylvania, Distribution Corporation is not allowed to profit from fluctuations in gas costs. Purchased gas expense recorded on the consolidated income statement matches the revenues collected from customers, a component of Operating Revenues on the consolidated income statement. Under mechanisms approved by the NYPSC in New York and the PaPUC in Pennsylvania, any difference between actual purchased gas costs and what has been collected from the customer is deferred on the consolidated balance sheet as either an asset, Unrecovered Purchased Gas Costs, or a liability, Amounts Payable to Customers. These deferrals are subsequently collected from the customer or passed back to the customer, subject to review by the NYPSC and the PaPUC. Absent disallowance of full recovery of Distribution Corporation’s purchased gas costs, such costs do not impact the profitability of the Company. Purchased gas costs impact cash flow from operations due to the timing of recovery of such costs versus the actual purchased gas costs incurred during a particular period. Distribution Corporation’s purchased gas adjustment clauses seek to mitigate this impact by adjusting revenues on either a quarterly or monthly basis.
Distribution Corporation contracts for firm long-term transportation and storage capacity with rights-of-first-refusal from nine upstream pipeline companies including Supply Corporation for transportation and storage and Empire Pipeline, Inc. for transportation. Distribution Corporation contracts for firm gas supplies on term and spot bases with various producers, marketers and one local distribution company to meet its gas purchase requirements. Additional discussion of the Utility segment’s gas purchases appears under the heading “Sources and Availability of Raw Materials” in Item 1.
Earnings
2017 Compared with 2016
The Utility segment’s earnings in 2017 were $46.9 million, a decrease of $4.1 million when compared with earnings of $51.0 million in 2016. The decrease in earnings was largely attributable to higher operating expenses of $3.3 million (primarily due to higher personnel costs including the impact of post-implementation costs related to the replacement of the Utility segment’s legacy mainframe system), higher depreciation expense of $2.6 million (largely due to higher plant balances including the impact of the legacy mainframe system replacement), a decrease in the allowance for funds used during construction (equity component) of $0.9 million (due to the May 2016 completion of the Utility segment’s legacy mainframe system), higher income tax expense of $0.9 million (largely due to the aforementioned reduction in the allowance for funds used during construction in the current year which is non-taxable), lower interest income of $0.6 million (due to a lower balance in a regulatory asset and its impact on accrued income) and higher interest expense of $0.6 million (largely due to the impact of a regulatory adjustment coupled with a reduction in the allowance for borrowed funds used during construction due to the May 2016 completion of the Utility segment’s legacy mainframe system). These were partially offset by the positive earnings impact associated with higher usage ($2.5 million) and the impact of regulatory adjustments ($1.9 million, including the $1.5 million margin impact related to the new rate order issued by the NYPSC effective April 1, 2017). Usage refers to consumption after factoring out any impact that weather may have had on consumption.
The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC). The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction. In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers. For 2017, the WNC increased earnings by approximately $4.3 million as the weather was warmer than normal. In 2016, the WNC increased earnings by approximately $4.4 million as the weather was warmer than normal.
2016 Compared with 2015
The Utility segment’s earnings in 2016 were $51.0 million, a decrease of $12.3 million when compared with earnings of $63.3 million in 2015. The decrease in earnings was largely attributable to the impact of warmer weather in fiscal 2016 compared to fiscal 2015 ($12.5 million), a $2.0 million increase in depreciation expense (largely due to higher plant balances) and $3.4 million of regulatory adjustments, as discussed above. The negative earnings impact associated with these factors was partially offset by the positive earnings impact associated with a decrease in operating expenses of $5.6 million (primarily due to a reduction in personnel costs partially offset by higher stock-based compensation expense).

ENERGY MARKETING
Revenues
Energy Marketing Operating Revenues

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Natural Gas (after Hedging)	$129,317	$94,028	$160,651
Other	63	434	55
	$129,380	$94,462	$160,706
Energy Marketing Volume

	Year Ended September 30
	2017	2016	2015
Natural Gas — (MMcf)	38,901	39,849	46,752
2017 Compared with 2016
Operating revenues for the Energy Marketing segment increased $34.9 million in 2017 as compared with 2016. The increase was primarily due to an increase in gas sales revenue due to a higher average price of natural gas period over period, slightly offset by a decrease in volume sold to retail customers.
2016 Compared with 2015
Operating revenues for the Energy Marketing segment decreased $66.2 million in 2016 as compared with 2015. The decrease was primarily due to a decline in gas sales revenue due to a lower average price of natural gas period over period. A decrease in volume sold to retail customers as a result of warmer weather also contributed to the decline in operating revenues.
Earnings
2017 Compared with 2016
The Energy Marketing segment’s earnings in 2017 were $1.5 million, a decrease of $2.8 million when compared with earnings of $4.3 million in 2016. This decrease in earnings was primarily attributable to lower margin of $2.6 million. The decrease in margin largely reflects a decline in average margin per Mcf primarily due to stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts, combined with the margin impact associated with the decrease in volume sold to retail customers during the year ended September 30, 2017 compared to the year ended September 30, 2016.
2016 Compared with 2015
The Energy Marketing segment’s earnings in 2016 were $4.3 million, a decrease of $3.5 million when compared with earnings of $7.8 million in 2015. This decrease in earnings was largely attributable to lower margin of $3.6 million. The decrease in margin largely reflected the margin impact associated with the decrease in volume sold to retail customers as a result of warmer weather during the year ended September 30, 2016 compared to the year ended September 30, 2015. Margin was also negatively impacted by changes in natural gas prices at local purchase points relative to NYMEX-based customer sales contracts. This decrease was partially offset by an increase to margin due to an increase in the benefit the Energy Marketing segment realized from its contracts for storage capacity.

ALL OTHER AND CORPORATE OPERATIONS
All Other and Corporate operations primarily includes the operations of Seneca’s Northeast Division and corporate operations. Seneca’s Northeast Division markets timber from its New York and Pennsylvania land holdings.
Earnings
2017 Compared with 2016
All Other and Corporate operations recorded a loss of $3.1 million in 2017, which was $2.6 million higher than the loss of $0.5 million in 2016. The increase in loss was primarily due to higher operating expenses ($1.2 million) largely due to higher personnel costs, higher income tax expense ($0.5 million) and lower margins ($1.0 million) from the sale of standing timber by Seneca’s land and timber division.
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
INTEREST CHARGES
Although most of the variances in Interest Charges are discussed in the earnings discussion by segment above, the following is a summary on a consolidated basis (amounts below are pre-tax amounts):
Interest on long-term debt decreased $0.9 million in 2017 as compared to 2016. This decrease was primarily due to an increase in the capitalization of interest costs (mostly in Midstream Corporation) which decreased interest expense for the year ended September 30, 2017 as compared to the year ended September 30, 2016.
Interest on long-term debt increased $21.4 million in 2016 as compared to 2015. This increase was primarily due to additional long-term debt that was issued in fiscal 2015. The Company issued $450 million of 5.20% notes in June 2015. Additionally, capitalized interest decreased as a result of various projects being placed into service, which increased interest expense for the year ended September 30, 2016 as compared to the year ended September 30, 2015.

CAPITAL RESOURCES AND LIQUIDITY
The primary sources and uses of cash during the last three years are summarized in the following condensed statement of cash flows:

	Year Ended September 30
	2017	2016	2015
	(Millions)
Provided by Operating Activities	$684.3	$589.0	$853.6
Capital Expenditures	(450.3)	(581.6)	(1,018.2)
Net Proceeds from Sale of Oil and Gas Producing Properties	26.6	137.3	—
Other Investing Activities	1.2	(9.2)	(6.6)
Change in Notes Payable to Banks and Commercial Paper	—	—	(85.6)
Net Proceeds from Issuance of Long-Term Debt	295.2	—	444.6
Net Proceeds from Issuance of Common Stock	7.7	13.8	10.5
Dividends Paid on Common Stock	(139.1)	(134.8)	(130.7)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	1.9	9.1
Net Increase in Cash and Temporary Cash Investments	$425.6	$16.4	$76.7

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
Net cash provided by operating activities totaled $684.3 million in 2017, an increase of $95.3 million compared with the $589.0 million provided by operating activities in 2016. The increase in cash provided by operating activities reflects higher cash provided by operating activities in the Exploration and Production and Gathering segments primarily due to higher cash receipts from natural gas production and gathering services in the Appalachian region.
Net cash provided by operating activities totaled $589.0 million in 2016, a decrease of $264.6 million compared with the $853.6 million provided by operating activities in 2015. The decrease in cash provided by operating activities reflected lower cash provided by operating activities in the Exploration and Production segment and the Utility segment. The decrease in the Exploration and Production segment was primarily due to lower cash receipts from crude oil and natural gas production as a result of lower crude oil and natural gas prices and curtailed production. The decrease in the Utility segment was primarily due to the timing of gas cost recovery.

INVESTING CASH FLOW
Expenditures for Long-Lived Assets
The Company’s expenditures for long-lived assets, including non-cash capital expenditures, totaled $462.1 million, $523.1 million and $1.0 billion in 2017, 2016 and 2015, respectively. The table below presents these expenditures:

	Year Ended September 30
	2017		2016		2015
	(Millions)
Exploration and Production:
Capital Expenditures	$253.1	(1)	$256.1	(2)	$557.3	(3)
Pipeline and Storage:
Capital Expenditures	95.3	(1)	114.3	(2)	230.2	(3)
Gathering:
Capital Expenditures	32.6	(1)	54.3	(2)	118.2	(3)
Utility:
Capital Expenditures	80.9	(1)	98.0	(2)	94.4	(3)
All Other and Corporate:
Capital Expenditures	0.2		0.4		0.4
Total Expenditures	$462.1		$523.1		$1,000.5

(1)
2017 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $36.5 million, $25.1 million, $3.9 million and $6.7 million, respectively, of non-cash capital expenditures. The capital expenditures for the Exploration and Production segment do not include any proceeds received from the sale of oil and gas assets to IOG under the joint development agreement.

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

(3)
2015 capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $46.2 million, $33.9 million, $22.4 million and $16.5 million, respectively, of non-cash capital expenditures.

Exploration and Production
In 2017, the Exploration and Production segment capital expenditures were primarily well drilling and completion expenditures and included approximately $213.8 million for the Appalachian region (including $168.2 million in the Marcellus Shale area) and $39.3 million for the West Coast region. These amounts included approximately $101.1 million spent to develop proved undeveloped reserves.
On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $325 million for its 80% working interest in the 75 joint development wells. Of this amount, IOG has funded $262.6 million as of September 30, 2017, which includes $163.9 million of cash ($137.3 million in fiscal 2016 and $26.6 million in fiscal 2017) that Seneca had received in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells. The cash proceeds were recorded by Seneca as a $163.9 million reduction of property, plant and equipment. The remainder funded joint development expenditures. For further discussion of the extended joint development agreement, refer to Item 8 at Note A - Summary of Significant Accounting Policies under the heading “Property, Plant and Equipment.”
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
Pipeline and Storage
The majority of the Pipeline and Storage segment’s capital expenditures for 2017 were related to additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for 2017 include expenditures related to Empire and Supply Corporation's Northern Access 2016 Project ($22.1 million) and Supply Corporation's Line D Expansion Project ($14.4 million), as discussed below.
The majority of the Pipeline and Storage segment’s capital expenditures for 2016 were mainly for expenditures related to Empire and Supply Corporation's Northern Access 2016 Project ($26.7 million), Supply Corporation's Northern Access 2015 Project ($13.1 million), Supply Corporation's Westside Expansion and Modernization Project ($11.1 million), Supply Corporation's Line D Expansion Project ($10.4 million) and Empire and Supply Corporation's Tuscarora Lateral Project ($7.6 million). In addition, the Pipeline and Storage segment capital expenditures for 2016 also included additions, improvements and replacements to this segment’s transmission and gas storage systems.
The majority of the Pipeline and Storage segment’s capital expenditures for 2015 were mainly for expenditures related to Supply Corporation's Westside Expansion and Modernization Project ($63.0 million), Empire and Supply Corporation's Tuscarora Lateral Project ($53.7 million), Supply Corporation's Northern Access 2015 Project ($40.4 million), Supply Corporation's Northern Access 2016 Project ($5.9 million) and Supply Corporation's Mercer Expansion Project ($5.4 million). In addition, the Pipeline and Storage segment capital expenditures for 2015 also included additions, improvements and replacements to this segment’s transmission and gas storage systems.
Gathering
The majority of the Gathering segment’s capital expenditures for 2017, 2016 and 2015 were for the construction and/or continued buildout of Midstream Corporation’s Clermont Gathering System, which is discussed below. Midstream Corporation spent $21.7 million in 2017, $43.2 million in 2016 and $117.3 million in 2015 for the development of this system.
Utility
The majority of the Utility segment’s capital expenditures for 2017, 2016 and 2015 were made for main and service line improvements and replacements, as well as main extensions. The capital expenditures for 2016 and 2015 included $16.4 million and $18.4 million, respectively, related to the replacement of the Utility segment’s customer information system, which was placed in service in May 2016.

Estimated Capital Expenditures
The Company’s estimated capital expenditures for the next three years are:

	Year Ended September 30
	2018	2019	2020
	(Millions)
Exploration and Production(1)	$320	$345	$320
Pipeline and Storage	125	215	145
Gathering	70	50	30
Utility	95	95	95
All Other	—	—	—
	$610	$705	$590

(1)
Includes estimated expenditures for the years ended September 30, 2018, 2019 and 2020 of approximately $186 million, $98 million and $28 million, respectively, to develop proved undeveloped reserves. The Company is committed to developing its proved undeveloped reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. The capital expenditures for the Exploration and Production segment do not include any proceeds received from the sale of oil and gas assets to IOG under the joint development agreement.

Exploration and Production
Estimated capital expenditures in 2018 for the Exploration and Production segment include approximately $295 million for the Appalachian region and $25 million for the West Coast region.
Estimated capital expenditures in 2019 for the Exploration and Production segment include approximately $310 million for the Appalachian region and $35 million for the West Coast region.
Estimated capital expenditures in 2020 for the Exploration and Production segment include approximately $290 million for the Appalachian region and $30 million for the West Coast region.
Pipeline and Storage
Capital expenditures for the Pipeline and Storage segment in 2018 through 2020 are expected to include: construction of new pipeline and compressor stations to support expansion projects, the replacement of transmission and storage lines, the reconditioning of storage wells and improvements of compressor stations. Expansion projects where the Company has begun to make significant investments of preliminary survey and investigation costs and/or where shipper agreements have been executed are described below.
In light of the continuing demand for pipeline capacity to move natural gas from new wells being drilled in Appalachia — specifically in the Marcellus and Utica Shale producing areas — Supply Corporation and Empire have recently completed and are actively pursuing several expansion projects designed to move anticipated Marcellus and Utica production gas to other interstate pipelines and to on-system markets, and markets beyond the Supply Corporation and Empire pipeline systems, and incurring preliminary survey and investigation costs, which are initially recorded as Deferred Charges on the Consolidated Balance Sheet. An offsetting reserve is established as those preliminary survey and investigation costs are incurred, which reduces the Deferred Charges balance and increases Operation and Maintenance Expense on the Consolidated Statement of Income. The Company reviews all projects on a quarterly basis, and, for those projects for which a reserve had been established, if it is determined that it is highly probable that the project will be built, the reserve is reversed. This reversal reduces Operation and Maintenance Expense and reestablishes the original balance in Deferred Charges. After the reversal of the reserve, the amounts remain in Deferred Charges until such time as capital expenditures for the project have been incurred and activities that are necessary to get the construction project ready for its intended use are in progress. At that point, the balance is transferred from Deferred Charges to Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet.  As of September 30, 2017, the

total amount reserved for the Pipeline and Storage segment’s preliminary survey and investigation costs was $7.1 million.
Supply Corporation and Empire are developing a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (“Northern Access 2016”). The Northern Access 2016 project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access 2016 project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is approximately $500 million.  Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). The Company remains committed to the project. On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company also has pending with FERC a proceeding asserting, among other things, that the NYDEC exceeded the reasonable time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. In light of these pending legal actions, the Company has not yet determined a target in-service date. As of September 30, 2017, approximately $75.8 million has been spent on the Northern Access 2016 project, including $21.1 million that has been spent to study the project, for which no reserve has been established. The remaining $54.7 million spent on the project has been capitalized as Construction Work in Progress.
On November 21, 2014, Supply Corporation concluded an Open Season for an expansion of its Line D pipeline (“Line D Expansion”) that is intended to allow growing on-system markets to avail themselves of economical gas supply on the TGP 300 line, at an existing interconnect at Lamont, Pennsylvania, and provide increased capacity into the Erie, Pennsylvania market area. Supply Corporation has executed Service Agreements for a total of 77,500 Dth per day for terms of six to ten years. The project involves construction of a new 4,140 horsepower Keelor Compressor Station and modifications to the Bowen compressor station at an estimated capital cost of approximately $27.9 million. The project will also provide system modernization benefits. Supply Corporation filed on December 22, 2015 for authorization to construct this project under its FERC blanket certificate and completed the FERC notice period on February 26, 2016. Construction on both pieces of this project has been completed. The project went in-service on November 1, 2017. As of September 30, 2017, approximately $24.8 million has been capitalized as Construction Work in Progress for the Line D Expansion project. The remaining expenditures expected to be spent in fiscal 2018 are included in Pipeline and Storage estimated capital expenditures in the table above.
Empire concluded an Open Season on November 18, 2015, for a project that would allow for the transportation of additional shale supplies from Millennium Pipeline at Corning, from Supply Corporation at Tuscarora, or from interconnections in Tioga County, Pennsylvania, to the TransCanada Pipeline, the TGP 200 Line and potentially other on-system points (“Empire North Project”). Empire has executed a Precedent Agreement with a foundation shipper for 150,000 Dth per day of transportation capacity and with two other shippers for 35,000 Dth per day and 5,000 Dth per day, respectively. Empire continues to negotiate precedent agreements with other prospective shippers. The project, which has a projected in-service date of November 1, 2019, is expected to be designed for up to 205,000 Dth per day; capital costs are expected to be approximately $135 million.  These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2017, approximately $0.9 million has been spent to study this project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2017.
Supply Corporation has entered into a foundation shipper Precedent Agreement to provide incremental natural gas transportation services from Line N to the ethylene cracker facility being constructed by Shell Chemical

Appalachia, LLC in Potter Township, Pennsylvania.  Supply Corporation has completed an Open Season for the project and has secured incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the proposed pipeline extension of approximately 4.5 miles from Line N to the facility.  The proposed in-service date for this project is as early as July 1, 2019 and capital costs are expected to be $17 million. These expenditures are included as Pipeline and Storage segment estimated capital expenditures in the table above. As of September 30, 2017, approximately $0.2 million has been spent to study this project, all of which has been included in preliminary survey and investigation charges and has been fully reserved for at September 30, 2017.
Gathering
The majority of the Gathering segment capital expenditures in 2018 through 2020 are expected to be for construction and expansion of gathering systems, as discussed below.
NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The total cost estimate for the continued buildout will be dependent on the nature and timing of the shippers', including Seneca's, long-term plans. As of September 30, 2017, approximately $281.3 million has been spent on the Clermont Gathering System, including approximately $21.7 million spent during the year ended September 30, 2017, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2017.
NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 42 miles of backbone and in-field gathering pipelines and two compressor stations.  Estimated capital expenditures in 2018 through 2020 include anticipated expenditures in the range of $50 million to $100 million for the continued expansion of the Trout Run Gathering System. As of September 30, 2017, the Company has spent approximately $177.4 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2017.
NFG Midstream Wellsboro, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Wellsboro Gathering System in Tioga County, Pennsylvania. Estimated capital expenditures in 2018 through 2020 include anticipated expenditures in the range of $30 million to $60 million for the continued expansion of the Wellsboro Gathering System. The Company has spent approximately $6.7 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at September 30, 2017.
Utility
Capital expenditures for the Utility segment in 2018 through 2020 are expected to be concentrated in the areas of main and service line improvements and replacements and, to a lesser extent, the purchase of new equipment.
Project Funding
The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings. Going forward, while the Company expects to use cash on hand and cash from operations as the first means of financing these projects, the Company may issue short-term and/or long-term debt as necessary during fiscal 2018 to help meet its capital expenditures needs. The level of short-term and long-term borrowings will depend upon the amounts of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.
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
FINANCING CASH FLOW
The Company did not have any consolidated short-term debt outstanding at September 30, 2017 or September 30, 2016, nor was there any short-term debt outstanding during the year ended September 30, 2017. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
On September 9, 2016, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of what now numbers 13 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019. The Credit Agreement also provided a $500.0 million 364-day unsecured committed revolving credit facility with 11 of the 13 banks, which expired on September 8, 2017 and was not subsequently renewed. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines.
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .675 at the last day of any fiscal quarter through September 30, 2017, or .65 at the last day of any fiscal quarter from October 1, 2017 through December 5, 2019. At September 30, 2017, the Company’s debt to capitalization ratio (as calculated under the facility) was .58. The constraints specified in the Credit Agreement would have permitted an additional $1.15 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .675.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2017, the Company did not have any debt outstanding under the Credit Agreement.
On September 18, 2017, the Company issued $300.0 million of 3.95% notes due September 15, 2027. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $295.2 million. The holders of the notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of a change in control and a ratings downgrade to a rating below investment grade. Additionally, the interest rate payable on the notes will be subject to adjustment from time to time, with a maximum of 2.00%, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to below investment grade (or if the credit rating assigned to the notes is subsequently upgraded). The proceeds of this debt issuance were used to redeem $300.0 million of the Company's 6.50% notes on October 18, 2017. The 6.50% notes were scheduled to mature in April 2018 and were classified as Current Portion of Long-Term Debt at September 30, 2017. The Company redeemed the notes for $307.0 million, plus accrued interest.
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
As discussed above, the Current Portion of Long-Term Debt at September 30, 2017 consisted of $300.0 million aggregate principal amount of 6.50% notes scheduled to mature in April 2018. None of the Company’s long-term debt at September 30, 2016 had a maturity date within the following twelve-month period.
The Company’s embedded cost of long-term debt was 5.34% and 5.53% at September 30, 2017 and September 30, 2016, respectively. Refer to “Interest Rate Risk” in this Item for a more detailed breakdown of the Company’s embedded cost of long-term debt.
Under the Company’s existing indenture covenants at September 30, 2017, the Company would have been permitted to issue up to a maximum of $126.0 million in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. However, that amount does not take into account the October 18, 2017 redemption of the 6.50% notes discussed above. After the redemption, the Company would have been permitted to issue up to a maximum of $426.0 million in additional long-term indebtedness at then current market rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $98.7 million (or 4.1%) of the Company’s long-term debt (as of September 30, 2017) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $24.7 million. These leases have been entered into for the use of compressors, drilling rigs, buildings and other items and are accounted for as operating leases.

CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s expected future contractual cash obligations as of September 30, 2017, and the twelve-month periods over which they occur:

	Payments by Expected Maturity Dates
	2018	2019	2020	2021	2022	Thereafter	Total
	(Millions)
Long-Term Debt, including interest expense(1)	$409.3	$348.6	$85.8	$85.8	$565.5	$1,493.6	$2,988.6
Operating Lease Obligations	$10.8	$4.6	$3.7	$2.2	$1.5	$1.9	$24.7
Purchase Obligations:
Gas Purchase Contracts(2)	$198.6	$21.0	$12.5	$—	$—	$—	$232.1
Transportation and Storage Contracts(3)	$63.8	$63.6	$65.4	$70.9	$61.7	$504.9	$830.3
Hydraulic Fracturing and Fuel Obligations	$79.5	$98.0	$17.1	$—	$—	$—	$194.6
Pipeline, Compressor and Gathering Projects	$61.7	$0.7	$0.2	$0.3	$0.3	$1.1	$64.3
Other	$20.4	$13.7	$11.1	$9.8	$7.9	$26.6	$89.5

(1)
Refer to Note E — Capitalization and Short-Term Borrowings, as well as the table under Interest Rate Risk in the Market Risk Sensitive Instruments section below, for the amounts excluding interest expense. As noted in Note E, the Company redeemed its $300.0 million 6.50% notes in October 2017. These notes were scheduled to mature in April 2018. The impact of the October redemption is reflected in the table.

(2)	Gas prices are variable based on the NYMEX prices adjusted for basis.

(3)
Transportation service contractual obligations include the following precedent agreements executed by the Exploration and Production segment for transportation of Appalachian gas: $20.1 million for 2018, $21.5 million for 2019, $21.6 million for 2020, $27.3 million for 2021, $33.2 million for 2022 and $453.7 million thereafter.

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
The Company has a tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan). The Company has been making contributions to the Retirement Plan over the last several years and anticipates that it will continue making contributions to the Retirement Plan. During 2017, the Company contributed $17.1 million to the Retirement Plan. The Company anticipates that the annual contribution to the Retirement Plan in 2018 will be in the range of $15.0 million to $40.0 million. The Company expects that all subsidiaries having employees covered by the Retirement Plan will make contributions to the Retirement Plan. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments or through cash on hand, cash from operations or short-term borrowings.
The Company provides health care and life insurance benefits (other post-retirement benefits) for a majority of its retired employees. The Company has established VEBA trusts and 401(h) accounts for its other post-retirement benefits. The Company has been making contributions to its VEBA trusts and/or 401(h) accounts over the last several years and anticipates that it will continue making contributions to the VEBA trusts and/or 401(h) accounts. During 2017, the Company contributed $3.8 million to its VEBA trusts. The Company anticipates that the annual contribution to its VEBA trusts in 2018 will be in the range of $2.5 million to $4.0 million. The funding of such contributions will come from amounts collected in rates in the Utility and Pipeline and Storage segments.
MARKET RISK SENSITIVE INSTRUMENTS
Energy Commodity Price Risk
The Company uses various derivative financial instruments (derivatives), including price swap agreements and futures contracts, as part of the Company’s overall energy commodity price risk management strategy in its Exploration and Production and Energy Marketing segments. Under this strategy, the Company manages a portion of the market risk associated with fluctuations in the price of natural gas and crude oil, thereby attempting to provide more stability to operating results. The Company has operating procedures in place that are administered by experienced management to monitor compliance with the Company’s risk management policies. The derivatives are not held for trading purposes. The fair value of these derivatives, as shown below, represents the amount that the Company would receive from, or pay to, the respective counterparties at September 30, 2017 to terminate the derivatives. However, the tables below and the fair value that is disclosed do not consider the physical side of the natural gas and crude oil transactions that are related to the financial instruments.
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
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2017, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
The following tables disclose natural gas and crude oil price swap information by expected maturity dates for agreements in which the Company receives a fixed price in exchange for paying a variable price as quoted in various national natural gas publications or on the NYMEX. Notional amounts (quantities) are used to calculate the contractual payments to be exchanged under the contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2017. At September 30, 2017, the Company had not entered into any natural gas or crude oil price swap agreements extending beyond 2022 (the natural gas price swap agreements maturing in 2023 were insignificant).
Natural Gas Price Swap Agreements

	Expected Maturity Dates
	2018	2019	2020	2021	2022	Total
Notional Quantities (Equivalent Bcf)	51.3	33.8	23.5	5.3	0.1	114.0
Weighted Average Fixed Rate (per Mcf)	$3.44	$3.26	$3.17	$3.13	$3.05	$3.32
Weighted Average Variable Rate (per Mcf)	$3.16	$3.01	$2.90	$3.01	$3.00	$3.06
Of the total Bcf above, 1.6 Bcf is accounted for as fair value hedges at a weighted average fixed rate of $3.61 per Mcf. The remaining 112.4 Bcf are accounted for as cash flow hedges at a weighted average fixed rate of $3.18 per Mcf.

At September 30, 2017, the Company had long (purchased) swaps covering 2.0 Bcf extending through 2022 at a weighted average fixed rate of $3.45 per Mcf and a weighted average settlement rate of $3.09 per Mcf. The Company had short (sold) swaps covering 112.0 Bcf extending through 2020 at a weighted average fixed rate of $3.31 per Mcf and a weighted average settlement rate of $3.06 per Mcf at September 30, 2017. At September 30, 2017, the Company would have received from its respective counterparties an aggregate of approximately $27.3 million to terminate the natural gas price swap agreements outstanding at that date.
At September 30, 2016, the Company had natural gas price swap agreements covering 158.6 Bcf at a weighted average fixed rate of $3.68 per Mcf, which included long (purchased) swaps covering 2.3 Bcf extending through 2019 at a weighted average fixed rate of $3.64 per Mcf and a weighted average settlement rate of $3.13 per Mcf and short (sold) swaps covering 156.3 Bcf extending through 2021 at a weighted average fixed rate of $3.68 per Mcf and a weighted average settlement rate of $3.05 per Mcf.
Crude Oil Price Swap Agreements

	2018	2019	2020	2021	2022	Total
Notional Quantities (Equivalent Bbls)	1,755,000	1,068,000	324,000	156,000	156,000	3,459,000
Weighted Average Fixed Rate (per Bbl)	$54.30	$53.42	$50.52	$51.00	$51.00	$53.38
Weighted Average Variable Rate (per Bbl)	$52.04	$51.13	$50.59	$50.58	$50.82	$51.50
At September 30, 2017, the Company would have received from its respective counterparties an aggregate of approximately $6.4 million to terminate the crude oil price swap agreements outstanding at that date.
At September 30, 2016, the Company had crude oil price swap agreements covering 1,755,000 Bbls at a weighted average fixed rate of $62.73 per Bbl.
Futures Contracts
The following table discloses the net contract volume purchased (sold), weighted average contract prices and weighted average settlement prices by expected maturity date for futures contracts used to manage natural gas price risk. At September 30, 2017, the Company did not hold any futures contracts with maturity dates extending beyond 2023.

	Expected Maturity Dates
	2018	2019	2020	2021	2022	2023	Total
Net Contract Volume Purchased (Sold) (Equivalent Bcf)	4.4	4.4	1.4	0.8	0.7	0.1	11.8
Weighted Average Contract Price (per Mcf)	$3.41	$3.12	$3.08	$2.99	$2.99	$2.99	$3.32
Weighted Average Settlement Price (per Mcf)	$3.34	$3.18	$3.10	$2.96	$2.96	$3.15	$3.27
At September 30, 2017, the Company had long (purchased) contracts covering 15.3 Bcf of gas extending through 2023 at a weighted average contract price of $3.15 per Mcf and a weighted average settlement price of $3.16 per Mcf. All of this is accounted for as fair value hedges and are used by the Company’s Energy Marketing segment to hedge against rising prices, a risk to which this segment is exposed due to the fixed price gas sales commitments that it enters into with certain residential, commercial, industrial, public authority and wholesale customers. The Company would have received $0.1 million to terminate these contracts at September 30, 2017.
At September 30, 2017, the Company had short (sold) contracts covering 3.5 Bcf of gas extending through 2020 at a weighted average contract price of $3.47 per Mcf and a weighted average settlement price of $3.37 per Mcf. Of this amount, 2.4 Bcf is accounted for as cash flow hedges as these contracts relate to the anticipated sale of natural gas by the Company's Energy Marketing segment. The remaining 1.1 Bcf is accounted for as fair value hedges, the majority of which are used to hedge against falling prices, a risk to which the Energy Marketing segment is exposed due to the fixed price gas purchase commitments that it enters into with certain natural gas suppliers. The Company would have received $0.4 million to terminate these contracts at September 30, 2017.
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
The following table discloses foreign exchange contract information by expected maturity dates. The Company receives a fixed price in exchange for paying a variable price as noted in the Canadian to U.S. dollar forward exchange rates. Notional amounts (Canadian dollars) are used to calculate the contractual payments to be exchanged under contract. The weighted average variable prices represent the weighted average settlement prices by expected maturity date as of September 30, 2017. At September 30, 2017, the Company had not entered into any foreign currency exchange contracts extending beyond 2026.

	Expected Maturity Dates
	2018	2019	2020	2021	2022	Thereafter	Total
Notional Quantities (Canadian Dollar in millions)	$14.4	$14.4	$14.4	$11.1	$11.1	$23.8	$89.2
Weighted Average Fixed Rate ($Cdn/$US)	$1.25	$1.25	$1.24	$1.30	$1.29	$1.27	$1.26
Weighted Average Variable Rate ($Cdn/$US)	$1.24	$1.25	$1.25	$1.27	$1.26	$1.26	$1.25
At September 30, 2017, absent other positions with the same counterparties, the Company would have received from its respective counterparties an aggregate of $0.8 million to terminate these foreign exchange contracts.
Refer to Item 8 at Note G — Financial Instruments for a discussion of the Company’s exposure to credit risk related to its derivative financial instruments.
Interest Rate Risk
The fair value of long-term fixed rate debt is $2.5 billion at September 30, 2017. This fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay. The following table presents the principal cash repayments and related weighted average interest rates by expected maturity date for the Company’s long-term fixed rate debt:

	Principal Amounts by Expected Maturity Dates
	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars in millions)
Long-Term Fixed Rate Debt	$300.0	$250.0	$—	$—	$500.0	$1,349.0	$2,399.0
Weighted Average Interest Rate Paid	6.5%	8.8%	—	—	4.9%	4.5%	5.3%
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
New York Jurisdiction
On April 28, 2016, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by approximately $41.7 million. Distribution Corporation explained in the filing that its request for rate relief was necessitated by a revenue requirement driven primarily by rate base growth, higher operating expense and higher depreciation expense, among other things. On January 23, 2017, the administrative law judge assigned to the proceeding issued a recommended decision (RD) in the case. The RD, as revised on January 26, 2017, recommended a rate increase designed to provide additional annual revenues of $8.5 million, an equity ratio, subject to update of 42.3% based on the Company’s equity ratio, and a cost of equity, subject to update of 8.6%. On April 20, 2017, the NYPSC issued an Order adopting some provisions of the RD and modifying or rejecting others. The Order provides for an annual rate increase of $5.9 million. The rate increase became effective May 1, 2017. The Order further provides for a return on equity of 8.7%, and established an equity ratio of 42.9%. The Order also directs the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018.
On July 28, 2017, Distribution Corporation filed an appeal with New York State Supreme Court, Albany County, seeking review of the Order. The appeal contends that portions of the Order should be invalidated because they fail to meet the applicable legal standard for agency decisions. On October 13, 2017, the NYPSC filed an answer which contained a request that the appeal be transferred to the Appellate Division. The Company cannot predict the outcome of the appeal at this time.
Pennsylvania Jurisdiction
Distribution Corporation’s current delivery charges in its Pennsylvania jurisdiction were approved by the PaPUC on November 30, 2006 as part of a settlement agreement that became effective January 1, 2007.
Pipeline and Storage
Supply Corporation currently has no active rate case on file. Supply Corporation's current rate settlement requires a rate case filing no later than December 31, 2019.
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
Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions. While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act. For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling. The EPA previously adopted final regulations that set methane and volatile organic compound emissions standards for new or modified oil and gas emissions sources. These rules impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The current administration has issued executive orders to roll back many of these regulations, and, in turn, litigation (not involving the Company) has been instituted to challenge the administration's efforts. The Company must continue to comply with all applicable regulations. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. New York’s State Energy Plan, which includes Reforming the Energy Vision (REV) initiatives, sets greenhouse gas emission reduction targets of 40% by 2030 and 80% by 2050. Additionally, the Plan targets that 50% of electric generation must come from renewable energy sources by 2030. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may, for example, provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. These climate change and greenhouse gas initiatives could increase the Company’s cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, impose additional monitoring and reporting requirements, and reduce demand for oil and natural gas. But legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Company by increasing demand for natural gas, because substantially fewer carbon emissions per Btu of heat generated are associated with the use of natural gas than with certain alternate fuels such as coal and oil. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
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
INDUSTRY AND MARKET DATA DISCLOSURE
The market data and certain other statistical information used throughout this Form 10-K are based on independent industry publications, government publications or other published independent sources. Some data is also based on the Company's good faith estimates. Although the Company believes these third-party sources are reliable and that the information is accurate and complete, it has not independently verified the information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of National Fuel Gas Company:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of National Fuel Gas Company and its subsidiaries as of September 30, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Buffalo, New York
November 17, 2017

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
REINVESTED IN THE BUSINESS

	Year Ended September 30
	2017	2016	2015
	(Thousands of dollars, except per common share amounts)
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$755,485	$624,602	$860,618
Exploration and Production and Other Revenues	617,666	611,766	696,709
Pipeline and Storage and Gathering Revenues	206,730	216,048	203,586
	1,579,881	1,452,416	1,760,913

Operating Expenses:
Purchased Gas	275,254	147,982	349,984
Operation and Maintenance:
Utility and Energy Marketing	199,293	192,512	203,249
Exploration and Production and Other	145,099	160,201	184,024
Pipeline and Storage and Gathering	98,200	88,801	82,730
Property, Franchise and Other Taxes	84,995	81,714	89,564
Depreciation, Depletion and Amortization	224,195	249,417	336,158
Impairment of Oil and Gas Producing Properties	—	948,307	1,126,257
	1,027,036	1,868,934	2,371,966
Operating Income (Loss)	552,845	(416,518)	(611,053)
Other Income (Expense):
Other Income	7,043	9,820	8,039
Interest Income	4,113	4,235	3,922
Interest Expense on Long-Term Debt	(116,471)	(117,347)	(95,916)
Other Interest Expense	(3,366)	(3,697)	(3,555)
Income (Loss) Before Income Taxes	444,164	(523,507)	(698,563)
Income Tax Expense (Benefit)	160,682	(232,549)	(319,136)
Net Income (Loss) Available for Common Stock	283,482	(290,958)	(379,427)
EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Year	676,361	1,103,200	1,614,361
	959,843	812,242	1,234,934
Dividends on Common Stock	(140,090)	(135,881)	(131,734)
Cumulative Effect of Adoption of Authoritative Guidance for Stock-Based Compensation	31,916	—	—
Balance at End of Year	$851,669	$676,361	$1,103,200
Earnings Per Common Share:
Basic:
Net Income (Loss) Available for Common Stock	$3.32	$(3.43)	$(4.50)
Diluted:
Net Income (Loss) Available for Common Stock	$3.30	$(3.43)	$(4.50)
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	85,364,929	84,847,993	84,387,755
Used in Diluted Calculation	86,021,386	84,847,993	84,387,755

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2017	2016	2015
	(Thousands of dollars)
Net Income (Loss) Available for Common Stock	$283,482	$(290,958)	$(379,427)
Other Comprehensive Income (Loss), Before Tax:
Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	15,661	(21,378)	(31,538)
Reclassification Adjustment for Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	13,433	10,068	9,217
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	4,008	1,524	(3,234)
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	5,347	60,493	381,018
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	(1,575)	(1,374)	(591)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	(81,605)	(220,919)	(184,953)
Other Comprehensive Income (Loss), Before Tax	(44,731)	(171,586)	169,919
Income Tax Expense (Benefit) Related to the Increase (Decrease) in the Funded Status of the Pension and Other Post-Retirement Benefit Plans	6,175	(8,351)	(11,922)
Reclassification Adjustment for Income Tax Benefit Related to the Amortization of the Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans	4,929	3,723	3,375
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	1,505	592	(1,195)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	2,009	18,648	160,872
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	(580)	(527)	(217)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	(34,286)	(86,659)	(78,345)
Income Taxes — Net	(20,248)	(72,574)	72,568
Other Comprehensive Income (Loss)	(24,483)	(99,012)	97,351
Comprehensive Income (Loss)	$258,999	$(389,970)	$(282,076)

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	At September 30
	2017	2016
	(Thousands of dollars)
ASSETS
Property, Plant and Equipment	$9,945,560	$9,539,581
Less — Accumulated Depreciation, Depletion and Amortization	5,271,486	5,085,099
	4,674,074	4,454,482
Current Assets
Cash and Temporary Cash Investments	555,530	129,972
Hedging Collateral Deposits	1,741	1,484
Receivables — Net of Allowance for Uncollectible Accounts of $22,526 and $21,109, Respectively	112,383	133,201
Unbilled Revenue	22,883	18,382
Gas Stored Underground	35,689	34,332
Materials and Supplies — at average cost	33,926	33,866
Unrecovered Purchased Gas Costs	4,623	2,440
Other Current Assets	51,505	59,354
	818,280	413,031
Other Assets
Recoverable Future Taxes	181,363	177,261
Unamortized Debt Expense	1,159	1,688
Other Regulatory Assets	174,433	320,750
Deferred Charges	30,047	20,978
Other Investments	125,265	110,664
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	56,370	17,649
Fair Value of Derivative Financial Instruments	36,111	113,804
Other	742	604
	610,966	768,874
Total Assets	$6,103,320	$5,636,387
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value; Authorized - 200,000,000 Shares; Issued and Outstanding - 85,543,125 Shares and 85,118,886 Shares, Respectively	$85,543	$85,119
Paid In Capital	796,646	771,164
Earnings Reinvested in the Business	851,669	676,361
Accumulated Other Comprehensive Loss	(30,123)	(5,640)
Total Comprehensive Shareholders’ Equity	1,703,735	1,527,004
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,083,681	2,086,252
Total Capitalization	3,787,416	3,613,256
Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	300,000	—
Accounts Payable	126,443	108,056
Amounts Payable to Customers	—	19,537
Dividends Payable	35,500	34,473
Interest Payable on Long-Term Debt	35,031	34,900
Customer Advances	15,701	14,762
Customer Security Deposits	20,372	16,019
Other Accruals and Current Liabilities	111,889	74,430
Fair Value of Derivative Financial Instruments	1,103	1,560
	646,039	303,737
Deferred Credits
Deferred Income Taxes	891,287	823,795
Taxes Refundable to Customers	95,739	93,318
Cost of Removal Regulatory Liability	204,630	193,424
Other Regulatory Liabilities	113,716	99,789
Pension and Other Post-Retirement Liabilities	149,079	277,113
Asset Retirement Obligations	106,395	112,330
Other Deferred Credits	109,019	119,625
	1,669,865	1,719,394
Commitments and Contingencies (Note I)	—	—
Total Capitalization and Liabilities	$6,103,320	$5,636,387

See Notes to Consolidated Financial Statements

NATIONAL FUEL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2017	2016	2015
	(Thousands of dollars)
Operating Activities
Net Income (Loss) Available for Common Stock	$283,482	$(290,958)	$(379,427)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Oil and Gas Producing Properties	—	948,307	1,126,257
Depreciation, Depletion and Amortization	224,195	249,417	336,158
Deferred Income Taxes	117,975	(246,794)	(357,587)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	(1,868)	(9,064)
Stock-Based Compensation	12,262	5,755	3,208
Other	16,476	12,620	9,823
Change in:
Hedging Collateral Deposits	(257)	9,640	(8,390)
Receivables and Unbilled Revenue	(3,380)	(6,408)	51,638
Gas Stored Underground and Materials and Supplies	(1,417)	(3,532)	3,438
Unrecovered Purchased Gas Costs	(2,183)	(2,440)	—
Other Current Assets	7,849	3,179	3,150
Accounts Payable	17,192	(40,664)	34,687
Amounts Payable to Customers	(19,537)	(37,241)	23,033
Customer Advances	939	(1,474)	(2,769)
Customer Security Deposits	4,353	(471)	729
Other Accruals and Current Liabilities	27,004	3,453	(7,173)
Other Assets	(2,885)	1,941	2,696
Other Liabilities	2,183	(13,483)	23,173
Net Cash Provided by Operating Activities	684,251	588,979	853,580
Investing Activities
Capital Expenditures	(450,335)	(581,576)	(1,018,179)
Net Proceeds from Sale of Oil and Gas Producing Properties	26,554	137,316	—
Other	1,216	(9,236)	(6,611)
Net Cash Used in Investing Activities	(422,565)	(453,496)	(1,024,790)
Financing Activities
Change in Notes Payable to Banks and Commercial Paper	—	—	(85,600)
Excess Tax Benefits Associated with Stock-Based Compensation Awards	—	1,868	9,064
Net Proceeds from Issuance of Long-Term Debt	295,151	—	444,635
Net Proceeds from Issuance of Common Stock	7,784	13,849	10,540
Dividends Paid on Common Stock	(139,063)	(134,824)	(130,719)
Net Cash Provided by (Used in) Financing Activities	163,872	(119,107)	247,920
Net Increase in Cash and Temporary Cash Investments	425,558	16,376	76,710
Cash and Temporary Cash Investments At Beginning of Year	129,972	113,596	36,886
Cash and Temporary Cash Investments At End of Year	$555,530	$129,972	$113,596
Supplemental Disclosure of Cash Flow Information
Cash Paid For:
Interest	$116,894	$119,563	$90,747
Income Taxes	$34,826	$34,240	$18,657
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$72,216	$60,434	$118,959
Receivable from Sale of Oil and Gas Producing Properties	$—	$19,543	$—

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
Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter. At September 30, 2017, the ceiling exceeded the book value of the oil and gas properties by $286.4 million. In adjusting estimated future net cash flows for hedging under the ceiling test at September 30, 2017, 2016, and 2015, estimated future net cash flows were increased by $30.5 million, $215.3 million and $194.5 million, respectively.
On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $325 million for its 80% working interest in the 75 joint development wells. Of this amount, IOG has funded $262.6 million as of September 30, 2017, which includes $163.9 million of cash ($137.3 million in fiscal 2016 and $26.6 million in fiscal 2017) that Seneca had received in recognition of IOG funding that is due to Seneca for costs previously incurred to develop a portion of the first 75 joint development wells. The cash proceeds were recorded by Seneca as a $163.9 million reduction of property, plant and equipment. The remainder funded joint development expenditures. As the fee-owner of the property’s mineral rights, Seneca retains a 7.5% royalty interest and the remaining 20% working interest (which results in a 26% net revenue interest) in 56 of the joint development wells. In the remaining 19 wells, Seneca retains a 20% working and net revenue interest. Seneca’s working interest under the agreement will increase to 85% after IOG achieves a 15% internal rate of return.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of September 30
	2017	2016
	(Thousands)
Exploration and Production	$4,925,409	$4,645,226
Pipeline and Storage	2,002,736	1,956,708
Gathering	484,768	454,343
Utility	2,045,074	1,998,605
Energy Marketing	3,564	3,528
All Other and Corporate	109,128	109,455
	$9,570,679	$9,167,865
Average depreciation, depletion and amortization rates are as follows:

	Year Ended September 30
	2017	2016	2015
Exploration and Production, per Mcfe(1)	$0.65	$0.87	$1.52
Pipeline and Storage	2.2%	2.4%	2.4%
Gathering	3.4%	4.0%	4.0%
Utility	2.8%	2.7%	2.6%
Energy Marketing	7.9%	7.9%	6.1%
All Other and Corporate	1.3%	1.8%	1.4%

(1)
Amounts include depletion of oil and gas producing properties as well as depreciation of fixed assets. As disclosed in Note M — Supplementary Information for Oil and Gas Producing Activities, depletion of oil and gas producing properties amounted to $0.63, $0.85 and $1.49 per Mcfe of production in 2017, 2016 and 2015, respectively.

Goodwill
The Company has recognized goodwill of $5.5 million as of September 30, 2017 and 2016 on its Consolidated Balance Sheets related to the Company’s acquisition of Empire in 2003. The Company accounts for goodwill in accordance with the current authoritative guidance, which requires the Company to test goodwill for impairment annually. At September 30, 2017, 2016 and 2015, the fair value of Empire was greater than its book value. As such, the goodwill was not considered impaired at those dates. Going back to the origination of the goodwill in 2003, the Company has never recorded an impairment of its goodwill balance.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) and changes for the year ended September 30, 2017, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Year Ended September 30, 2017
Balance at October 1, 2016	$64,782	$6,054	$(76,476)	$(5,640)
Other Comprehensive Gains and Losses Before Reclassifications	3,338	2,503	9,486	15,327
Amounts Reclassified From Other Comprehensive Loss	(47,319)	(995)	8,504	(39,810)
Balance at September 30, 2017	$20,801	$7,562	$(58,486)	$(30,123)

Year Ended September 30, 2016
Balance at October 1, 2015	$157,197	$5,969	$(69,794)	$93,372
Other Comprehensive Gains and Losses Before Reclassifications	41,845	932	(13,027)	29,750
Amounts Reclassified From Other Comprehensive Loss	(134,260)	(847)	6,345	(128,762)
Balance at September 30, 2016	$64,782	$6,054	$(76,476)	$(5,640)
The amounts included in accumulated other comprehensive income (loss) related to the funded status of the Company’s pension and other post-retirement benefit plans consist of prior service costs and accumulated losses. The total amount for prior service cost was $1.2 million and $1.3 million at September 30, 2017 and 2016, respectively. The total amount for accumulated losses was $57.3 million and $75.2 million at September 30, 2017 and 2016, respectively.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The details about the reclassification adjustments out of accumulated other comprehensive loss for the year ended September 30, 2017 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) for the Year Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2017	2016
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	$83,983	$216,823	Operating Revenues
Commodity Contracts	(1,921)	4,520	Purchased Gas
Foreign Currency Contracts	(457)	(424)	Operation and Maintenance Expense
Gains (Losses) on Securities Available for Sale	1,575	1,374	Other Income
Amortization of Prior Year Funded Status of the Pension and Other Post-Retirement Benefit Plans:
Prior Service Credit	(288)	(333)	(1)
Net Actuarial Loss	(13,145)	(9,735)	(1)
	69,747	212,225	Total Before Income Tax
	(29,937)	(83,463)	Income Tax Expense
	$39,810	$128,762	Net of Tax

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. Refer to Note H — Retirement Plan and Other Post-Retirement Benefits for additional details.

Gas Stored Underground
In the Utility segment, gas stored underground in the amount of $26.7 million is carried at lower of cost or net realizable value, on a LIFO method. Based upon the average price of spot market gas purchased in September 2017, including transportation costs, the current cost of replacing this inventory of gas stored underground exceeded the amount stated on a LIFO basis by approximately $17.1 million at September 30, 2017. All other gas stored underground, which is in the Energy Marketing segment, is carried at an average cost method, subject to lower of cost or net realizable value adjustments.
Unamortized Debt Expense
Costs associated with the reacquisition of debt related to rate-regulated subsidiaries are deferred and amortized over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment. At September 30, 2017, the remaining weighted average amortization period for such costs was approximately 2 years.

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
Other Current Assets
The components of the Company’s Other Current Assets are as follows:

	Year Ended September 30
	2017	2016
	(Thousands)
Prepayments	$10,927	$10,919
Prepaid Property and Other Taxes	13,974	13,138
Federal Income Taxes Receivable	—	11,758
State Income Taxes Receivable	9,689	3,961
Fair Values of Firm Commitments	1,031	3,962
Regulatory Assets	15,884	15,616
	$51,505	$59,354

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Accruals and Current Liabilities
The components of the Company’s Other Accruals and Current Liabilities are as follows:

	Year Ended September 30
	2017	2016
	(Thousands)
Accrued Capital Expenditures	$37,382	$26,796
Regulatory Liabilities	34,059	14,725
Federal Income Taxes Payable	1,775	—
Other	38,673	32,909
	$111,889	$74,430
Customer Advances
The Company’s Utility and Energy Marketing segments have balanced billing programs whereby customers pay their estimated annual usage in equal installments over a twelve-month period. Monthly payments under the balanced billing programs are typically higher than current month usage during the summer months. During the winter months, monthly payments under the balanced billing programs are typically lower than current month usage. At September 30, 2017 and 2016, customers in the balanced billing programs had advanced excess funds of $15.7 million and $14.8 million, respectively.
Customer Security Deposits
The Company, in its Utility, Pipeline and Storage, and Energy Marketing segments, often times requires security deposits from marketers, producers, pipeline companies, and commercial and industrial customers before providing services to such customers. At September 30, 2017 and 2016, the Company had received customer security deposits amounting to $20.4 million and $16.0 million, respectively.
Earnings Per Common Share
Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of determining earnings per common share, the potentially dilutive securities the Company has outstanding are stock options, SARs, restricted stock units and performance shares. For the year ended September 30, 2017, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method. Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 157,649 shares excluded as being antidilutive for the year ended September 30, 2017. As the Company recognized net losses for the years ended September 30, 2016 and 2015, the aforementioned potentially dilutive securities, amounting to 431,408 shares and 709,063 shares, respectively, were not recognized in the diluted earnings per share calculation for 2016 and 2015.
Stock-Based Compensation
The Company has various stock option and stock award plans which provide or provided for the issuance of one or more of the following to key employees: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, performance units or performance shares. The Company follows authoritative guidance which requires the measurement and recognition of compensation cost at fair value for all share-based payments. Stock options and SARs under all plans have exercise prices equal to the average market price of Company common stock on the date of grant, and generally no stock option or SAR is exercisable less than one year or more than ten years after the date of each grant. The Company has chosen the Black-Scholes-Merton closed

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

form model to calculate the compensation expense associated with stock options and SARs. For all Company stock awards, forfeitures are recognized as they occur.
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
New Authoritative Accounting and Financial Reporting Guidance
In May 2014, the FASB issued authoritative guidance regarding revenue recognition. The authoritative guidance provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The original effective date of this authoritative guidance was as of the Company's first quarter of fiscal 2018. However, the FASB has delayed the effective date of the new revenue standard by one year, and the guidance will now be effective as of the Company's first quarter of fiscal 2019. Working towards this implementation date, the Company is currently evaluating the guidance and the various issues identified by industry based revenue recognition task forces. The Company does not believe that its revenue recognition policies will change materially, although the Company is still assessing the impact. The Company will need to enhance its financial statement disclosures to comply with the new authoritative guidance.
In May 2015, the FASB issued authoritative guidance related to the presentation of investments for which fair value was measured using net asset value per share (or its equivalent). In fiscal 2017, the Company adopted this authoritative guidance. As a result, the presentation of Retirement Plan Investments and Other Post-Retirement Benefit Assets has been adjusted (see tables in Note H — Retirement Plan and Other Post-Retirement Benefits).
In February 2016, the FASB issued authoritative guidance requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, regardless

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component shall be the only component eligible to be capitalized as part of the cost of inventory or property, plant and equipment. The new guidance will be effective as of the Company’s first quarter of fiscal 2019, with early adoption permitted. The Company does not anticipate early adoption and is currently evaluating the interaction of this authoritative guidance with the various regulatory provisions concerning pension and postretirement benefit costs in the Company’s Utility and Pipeline and Storage segments.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the asset retirement obligation recorded in the Exploration and Production segment, the Company has recorded future asset retirement obligations associated with the plugging and abandonment of natural gas storage wells in the Pipeline and Storage segment and the removal of asbestos and asbestos-containing material in various facilities in the Utility and Pipeline and Storage segments. The Company has also recorded asset retirement obligations for certain costs connected with the retirement of the distribution mains and services components of the pipeline system in the Utility segment, the transmission mains and other components in the pipeline system in the Pipeline and Storage segment, and the gathering lines and other components in the Gathering segment. The retirement costs within the distribution, transmission and gathering systems are primarily for the capping and purging of pipe, which are generally abandoned in place when retired, as well as for the clean-up of PCB contamination associated with the removal of certain pipe.
On June 30, 2016, Seneca sold the majority of its Upper Devonian wells in Pennsylvania. While the proceeds from the sale were not significant, it did result in a $58.4 million reduction of its Asset Retirement Obligation at September 30, 2016, which is reflected in Liabilities Settled in the table below. The following is a reconciliation of the change in the Company’s asset retirement obligations:

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Balance at Beginning of Year	$112,330	$156,805	$117,713
Liabilities Incurred	2,963	2,719	4,433
Revisions of Estimates	(10,578)	16,721	33,717
Liabilities Settled	(4,967)	(72,215)	(6,825)
Accretion Expense	6,647	8,300	7,767
Balance at End of Year	$106,395	$112,330	$156,805
Note C — Regulatory Matters
Regulatory Assets and Liabilities
The Company has recorded the following regulatory assets and liabilities:

	At September 30
	2017	2016
	(Thousands)
Regulatory Assets(1):
Pension Costs(2) (Note H)	$125,175	$203,755
Post-Retirement Benefit Costs(2) (Note H)	13,886	74,802
Recoverable Future Taxes (Note D)	181,363	177,261
Environmental Site Remediation Costs(2) (Note I)	19,665	23,392
Asset Retirement Obligations(2) (Note B)	12,764	12,490
Unamortized Debt Expense (Note A)	1,159	1,688
Other(3)	18,827	21,927
Total Regulatory Assets	372,839	515,315
Less: Amounts Included in Other Current Assets	(15,884)	(15,616)
Total Long-Term Regulatory Assets	$356,955	$499,699

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At September 30
	2017	2016
	(Thousands)
Regulatory Liabilities:
Cost of Removal Regulatory Liability	$204,630	$193,424
Taxes Refundable to Customers (Note D)	95,739	93,318
Post-Retirement Benefit Costs (Note H)	102,891	67,204
Amounts Payable to Customers (See Regulatory Mechanisms in Note A)	—	19,537
Other(4)	44,884	47,310
Total Regulatory Liabilities	448,144	420,793
Less: Amounts included in Current and Accrued Liabilities	(34,059)	(34,262)
Total Long-Term Regulatory Liabilities	$414,085	$386,531

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

(3)
$15,884 and $15,616 are included in Other Current Assets on the Consolidated Balance Sheets at September 30, 2017 and 2016, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $2,943 and $6,311 are included in Other Regulatory Assets on the Consolidated Balance Sheets at September 30, 2017 and 2016, respectively.

(4)
$34,059 and $14,725 are included in Other Accruals and Current Liabilities on the Consolidated Balance Sheets at September 30, 2017 and 2016, respectively, since such amounts are expected to be recovered from ratepayers in the next 12 months. $10,825 and $32,585 are included in Other Regulatory Liabilities on the Consolidated Balance Sheets at September 30, 2017 and 2016, respectively.

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
NYPSC Rate Proceeding
On April 28, 2016, Distribution Corporation commenced a rate case by filing proposed tariff amendments and supporting testimony requesting approval to increase its annual revenues by approximately $41.7 million. Distribution Corporation explained in the filing that its request for rate relief was necessitated by a revenue requirement driven primarily by rate base growth, higher operating expense and higher depreciation expense, among other things. On January 23, 2017, the administrative law judge assigned to the proceeding issued a recommended decision (RD) in the case. The RD, as revised on January 26, 2017, recommended a rate increase

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

designed to provide additional annual revenues of $8.5 million, an equity ratio, subject to update of 42.3% based on the Company’s equity ratio, and a cost of equity, subject to update of 8.6%. On April 20, 2017, the NYPSC issued an Order adopting some provisions of the RD and modifying or rejecting others. The Order provides for an annual rate increase of $5.9 million. The rate increase became effective May 1, 2017. The Order further provides for a return on equity of 8.7%, and established an equity ratio of 42.9%. The Order also directs the implementation of an earnings sharing mechanism to be in place beginning on April 1, 2018.
On July 28, 2017, Distribution Corporation filed an appeal with New York State Supreme Court, Albany County, seeking review of the Order. The appeal contends that portions of the Order should be invalidated because they fail to meet the applicable legal standard for agency decisions. On October 13, 2017, the NYPSC filed an answer which contained a request that the appeal be transferred to the Appellate Division. The Company cannot predict the outcome of the appeal at this time.
FERC Rate Proceedings
Supply Corporation currently has no active rate case on file. Supply Corporation's current rate settlement requires a rate case filing no later than December 31, 2019.
Empire currently has no active rate case on file. Empire’s current rate settlement requires a rate case filing no later than July 1, 2021.
Note D — Income Taxes
The components of federal and state income taxes included in the Consolidated Statements of Income are as follows:

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Current Income Taxes —
Federal	$32,034	$(6,658)	$25,064
State	10,673	20,903	13,387
Deferred Income Taxes —
Federal	103,046	(164,818)	(244,336)
State	14,929	(81,976)	(113,251)
	160,682	(232,549)	(319,136)
Deferred Investment Tax Credit	(173)	(348)	(414)
Total Income Taxes	$160,509	$(232,897)	$(319,550)
Presented as Follows:
Other Income	$(173)	$(348)	$(414)
Income Tax Expense (Benefit)	160,682	(232,549)	(319,136)
Total Income Taxes	$160,509	$(232,897)	$(319,550)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total income taxes as reported differ from the amounts that were computed by applying the federal income tax rate to income (loss) before income taxes. The following is a reconciliation of this difference:

	Year Ended September 30
	2017	2016	2015
	(Thousands)
U.S. Income (Loss) Before Income Taxes	$443,991	$(523,855)	$(698,977)
Income Tax Expense (Benefit), Computed at U.S. Federal Statutory Rate of 35%	$155,397	$(183,349)	$(244,642)
State Income Taxes (Benefit)	16,641	(39,697)	(64,912)
Federal Tax Credits	(6,679)	(3,262)	(732)
Miscellaneous	(4,850)	(6,589)	(9,264)
Total Income Taxes	$160,509	$(232,897)	$(319,550)
The 2017 state income taxes (benefit) shown above includes income tax benefits related to state enhanced oil recovery tax credits and a decrease in the estimated state effective tax rates utilized in the calculation of deferred income taxes.
Significant components of the Company’s deferred tax liabilities and assets were as follows:

	At September 30
	2017	2016
	(Thousands)
Deferred Tax Liabilities:
Property, Plant and Equipment	$1,141,432	$1,049,100
Pension and Other Post-Retirement Benefit Costs	79,516	151,903
Unrealized Hedging Gains	19,127	50,179
Other	57,919	55,457
Total Deferred Tax Liabilities	1,297,994	1,306,639
Deferred Tax Assets:
Pension and Other Post-Retirement Benefit Costs	(123,532)	(195,829)
Tax Loss and Credit Carryforwards	(200,344)	(194,875)
Other	(82,831)	(92,140)
Total Deferred Tax Assets	(406,707)	(482,844)
Total Net Deferred Income Taxes	$891,287	$823,795
As explained in Note A - Summary of Significant Accounting Policies under the heading "New Authoritative Accounting and Financial Reporting Guidance," the Company adopted authoritative guidance issued by the FASB simplifying several aspects of the accounting for stock-based compensation effective as of October 1, 2016. Under this guidance, the Company recognizes excess tax benefits as incurred. As of September 30, 2016, the table of deferred tax liabilities and assets shown above does not include deferred tax assets of $31.9 million that arose directly from excess tax benefits related to stock-based compensation in prior periods. This amount was recognized as a cumulative effect adjustment, increasing retained earnings at October 1, 2016.
Regulatory liabilities representing the reduction of previously recorded deferred income taxes associated with rate-regulated activities that are expected to be refundable to customers amounted to $95.7 million and $93.3 million at September 30, 2017 and 2016, respectively. Also, regulatory assets representing future amounts collectible from customers, corresponding to additional deferred income taxes not previously recorded because of ratemaking practices, amounted to $181.4 million and $177.3 million at September 30, 2017 and 2016, respectively. Included in the above are regulatory liabilities and assets relating to the tax accounting method change noted below.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts are as follows: regulatory liabilities of $52.6 million as of September 30, 2017 and 2016 and regulatory assets of $99.4 million and $94.2 million as of September 30, 2017 and 2016, respectively.
The following is a reconciliation of the change in unrecognized tax benefits:

	Year Ended September 30
	2017	2016	2015
	(Thousands)
Balance at Beginning of Year	$396	$5,085	$3,147
Additions for Tax Positions of Prior Years	1,251	396	2,504
Reductions for Tax Positions of Prior Years	(396)	(1,314)	(566)
Reductions Related to Settlements with Taxing Authorities	—	(3,771)	—
Balance at End of Year	$1,251	$396	$5,085
As a result of certain examinations in progress (discussed below), the Company anticipates the balance of unrecognized tax benefits could be reduced during the next 12 months. As of September 30, 2017, the entire balance of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.
The IRS is currently conducting examinations of the Company for fiscal 2017 in accordance with the Compliance Assurance Process (“CAP”). The CAP audit employs a real time review of the Company’s books and tax records by the IRS that is intended to permit issue resolution prior to the filing of the tax return. The federal statute of limitations remains open for fiscal 2009 and later years. During fiscal 2009, consent was received from the IRS National Office approving the Company’s application to change its tax method of accounting for certain capitalized costs relating to its utility property. While local IRS examiners issued no-change reports for fiscal 2009 through 2016, the IRS has reserved the right to re-examine these years, pending the anticipated issuance of IRS guidance addressing the issue for natural gas utilities.
The Company is also subject to various routine state income tax examinations. The Company’s principal subsidiaries operate mainly in four states which have statutes of limitations that generally expire between three to four years from the date of filing of the income tax return.
As of September 30, 2017, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (Thousands)	Expires
Federal	Net Operating Loss	$184,289	2028-2033
Pennsylvania	Net Operating Loss	324,572	2030-2035
California	Net Operating Loss	169,723	2029-2035
Federal	Alternative Minimum Tax Credit	81,683	Unlimited
California	Alternative Minimum Tax Credit	5,873	Unlimited
Federal	Enhanced Oil Recovery Credit	10,502	2029-2037
California	Enhanced Oil Recovery Credit	5,061	2021-2037
Federal	R&D Tax Credit	5,694	2031-2036
Approximately $1.8 million of the federal Net Operating Loss carryforward is subject to certain annual limitations.
Subsequent to year-end, federal tax reform legislation was introduced which could have a material effect on the Company if enacted into law.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note E — Capitalization and Short-Term Borrowings
Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at September 30, 2014	84,157	$84,157	$716,144	$1,614,361		$(3,979)
Net Income (Loss) Available for Common Stock				(379,427)
Dividends Declared on Common Stock ($1.56 Per Share)				(131,734)
Other Comprehensive Income, Net of Tax						97,351
Share-Based Payment Expense(2)			2,207
Common Stock Issued Under Stock and Benefit Plans(1)	437	437	25,923
Balance at September 30, 2015	84,594	84,594	744,274	1,103,200		93,372
Net Income (Loss) Available for Common Stock				(290,958)
Dividends Declared on Common Stock ($1.60 Per Share)				(135,881)
Other Comprehensive Loss, Net of Tax						(99,012)
Share-Based Payment Expense(2)			4,843
Common Stock Issued Under Stock and Benefit Plans(1)	525	525	22,047
Balance at September 30, 2016	85,119	85,119	771,164	676,361		(5,640)
Net Income Available for Common Stock				283,482
Dividends Declared on Common Stock ($1.64 Per Share)				(140,090)
Cumulative Effect of Adoption of Authoritative Guidance for Stock-Based Compensation				31,916
Other Comprehensive Loss, Net of Tax						(24,483)
Share-Based Payment Expense(2)			10,902
Common Stock Issued Under Stock and Benefit Plans	424	424	14,580
Balance at September 30, 2017	85,543	$85,543	$796,646	$851,669	(3)	$(30,123)

(1)	Paid in Capital includes tax benefits of $1.9 million and $9.1 million for September 30, 2016 and 2015, respectively, related to stock-based compensation.

(2)
Paid in Capital includes compensation costs associated with stock option, SARs, performance share and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

(3)
The availability of consolidated earnings reinvested in the business for dividends payable in cash is limited under terms of the indentures covering long-term debt. At September 30, 2017, $707.5 million of accumulated earnings was free of such limitations.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock
The Company has various plans which allow shareholders, employees and others to purchase shares of the Company common stock. The National Fuel Gas Company Direct Stock Purchase and Dividend Reinvestment Plan allows shareholders to reinvest cash dividends and make cash investments in the Company’s common stock and provides investors the opportunity to acquire shares of the Company common stock without the payment of any brokerage commissions in connection with such acquisitions. The 401(k) Plans allow employees the opportunity to invest in the Company common stock, in addition to a variety of other investment alternatives. Generally, at the discretion of the Company, shares purchased under these plans are either original issue shares purchased directly from the Company or shares purchased on the open market by an independent agent. During 2017, the Company issued 180,247 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 103,602 original issue shares of common stock for the Company's 401(k) plans.
During 2017, the Company issued 45,912 original issue shares of common stock as a result of stock option and SARs exercises, 80,530 original issue shares of common stock for restricted stock units that vested and 43,484 original issue shares of common stock for performance shares that vested. Holders of stock options, SARs, restricted share awards or restricted stock units will often tender shares of common stock to the Company for payment of option exercise prices and/or applicable withholding taxes. During 2017, 53,564 shares of common stock were tendered to the Company for such purposes. The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.
The Company also has a director stock program under which it issues shares of Company common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the fiscal year. Under this program, the Company issued 24,028 original issue shares of common stock during 2017.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Stock-based compensation expense for the years ended September 30, 2017, 2016 and 2015 was approximately $10.8 million, $4.8 million and $2.1 million, respectively. Stock-based compensation expense is included in operation and maintenance expense on the Consolidated Statements of Income. The total income tax benefit related to stock-based compensation expense during the years ended September 30, 2017, 2016 and 2015 was approximately $4.4 million, $1.9 million and $0.9 million, respectively. A portion of stock-based compensation expense is subject to capitalization under IRS uniform capitalization rules. Stock-based compensation of $0.1 million, $0.1 million and $0.1 million was capitalized under these rules during the years ended September 30, 2017, 2016 and 2015, respectively. The tax benefit recognized from stock-based compensation exercises and vestings was $0.5 million for the year ended September 30, 2017.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
Transactions involving option shares for all plans are summarized as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2016	19,000	$39.48
Granted in 2017	—	$—
Exercised in 2017	(19,000)	$39.48
Forfeited in 2017	—	$—
Outstanding at September 30, 2017	—	$—	—	$—
Option shares exercisable at September 30, 2017	—	$—	—	$—
Shares available for future grant at September 30, 2017(1)	2,182,243

(1)	Includes shares available for options, SARs, restricted stock and performance share grants.
The total intrinsic value of stock options exercised during the years ended September 30, 2017, 2016 and 2015 totaled approximately $0.3 million, $4.1 million, and $5.1 million, respectively. For 2017, 2016 and 2015, the amount of cash received by the Company from the exercise of such stock options was approximately $0.8 million, $8.0 million, and $5.6 million, respectively. The Company last granted stock options in fiscal 2007 and all stock options have been fully vested since fiscal 2010.
SARs
Transactions involving SARs for all plans are summarized as follows:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2016	1,590,988	$48.19
Granted in 2017	—	$—
Exercised in 2017	(82,077)	$39.77
Forfeited in 2017	—	$—
Expired in 2017	(3,000)	$52.10
Outstanding at September 30, 2017	1,505,911	$48.64	2.52	$13,144
SARs exercisable at September 30, 2017	1,505,911	$48.64	2.52	$13,144
The Company did not grant any SARs during the years ended September 30, 2016 and 2015. The Company’s SARs include both performance based and non-performance based SARs, but the performance conditions associated with the performance based SARs at the time of grant have all been subsequently met. The SARs are considered equity awards under the current authoritative guidance for stock-based compensation. The accounting for SARs is the same as the accounting for stock options.
The total intrinsic value of SARs exercised during the years ended September 30, 2017, 2016 and 2015 totaled approximately $1.6 million, $0.4 million, and $2.0 million, respectively. For the years ended September 30, 2017, 2016 and 2015, 5,000 SARs, 113,082 SARs and 157,386 SARs, respectively, became fully vested. The total

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value of the SARs that became vested during each of the years ended September 30, 2017, 2016 and 2015 was approximately $0.1 million, $1.2 million and $1.7 million, respectively.

Restricted Share Awards
Transactions involving restricted share awards for all plans are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Outstanding at September 30, 2016	20,000	$47.46
Granted in 2017	—	$—
Vested in 2017	—	$—
Forfeited in 2017	—	$—
Outstanding at September 30, 2017	20,000	$47.46
The Company did not grant any restricted share awards (non-vested stock as defined by the current accounting literature) during the years ended September 30, 2016 and 2015. As of September 30, 2017, unrecognized compensation expense related to restricted share awards totaled approximately $0.3 million, which will be recognized over a weighted average period of 3.1 years.
Vesting restrictions for the 20,000 outstanding shares of non-vested restricted stock at September 30, 2017 will lapse in 2021.
Restricted Stock Units
Transactions involving non-performance based restricted stock units for all plans are summarized as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Award
Outstanding at September 30, 2016	239,151	$49.67
Granted in 2017	87,143	$52.13
Vested in 2017	(80,530)	$53.38
Forfeited in 2017	(12,565)	$53.75
Outstanding at September 30, 2017	233,199	$48.99
The Company also granted 101,943 and 88,899 non-performance based restricted stock units during the years ended September 30, 2016 and 2015, respectively. The weighted average fair value of such non-performance based restricted stock units granted in 2016 and 2015 was $35.89 per share and $64.04 per share, respectively. As of September 30, 2017, unrecognized compensation expense related to non-performance based restricted stock units totaled approximately $4.7 million, which will be recognized over a weighted average period of 2.2 years.
Vesting restrictions for the non-performance based restricted stock units outstanding at September 30, 2017 will lapse as follows: 2018 — 73,819 units; 2019 — 65,265 units; 2020 — 52,641 units; 2021 - 27,976 units; and 2022 - 13,498 units.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Shares
Transactions involving performance shares for all plans are summarized as follows:

	Number of Performance Shares	Weighted Average Fair Value per Award
Outstanding at September 30, 2016	438,234	$44.98
Granted in 2017	184,148	$56.39
Vested in 2017	(43,484)	$69.13
Forfeited in 2017	(51,150)	$60.74
Outstanding at September 30, 2017	527,748	$45.44
The Company also granted 309,996 and 107,044 performance shares during the years ended September 30, 2016 and 2015, respectively. The weighted average grant date fair value of such performance shares granted in 2016 and 2015 was $30.71 per share and $65.26 per share, respectively. As of September 30, 2017, unrecognized compensation expense related to performance shares totaled approximately $10.1 million, which will be recognized over a weighted average period of 1.7 years. Vesting restrictions for the outstanding performance shares at September 30, 2017 will lapse as follows: 2018 - 88,132 shares; 2019 - 255,468 shares; and 2020 - 184,148 shares.
Half of the performance shares granted during the year ended September 30, 2017 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2016 to September 30, 2019. In addition, half of the performance shares granted during the year ended September 30, 2016 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2015 to September 30, 2018, and half of the performance shares granted during the year ended September 30, 2015 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2014 to September 30, 2017.  The performance goals over their respective performance cycles for these performance shares granted during 2017, 2016 and 2015 is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.
The other half of the performance shares granted during the year ended September 30, 2017 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2016 to September 30, 2019. In addition, the other half of the performance shares granted during the year ended September 30, 2016 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2015 to September 30, 2018, and the other half of the performance shares granted during the year ended September 30, 2015 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2014 to September 30, 2017.  The performance goals over their respective performance cycles for these total shareholder return performance shares ("TSR performance shares") granted during 2017, 2016 and 2015 is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these TSR

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees. The following assumptions were used in estimating the fair value of the TSR performance shares at the date of grant:

	Year Ended September 30
	2017	2016	2015
Risk-Free Interest Rate	1.54%	1.26%	1.01%
Remaining Term at Date of Grant (Years)	2.79	2.79	2.78
Expected Volatility	22.6%	20.5%	20.1%
Expected Dividend Yield (Quarterly)	N/A	N/A	N/A
Redeemable Preferred Stock
As of September 30, 2017, there were 10,000,000 shares of $1 par value Preferred Stock authorized but unissued.
Long-Term Debt
The outstanding long-term debt is as follows:

	At September 30
	2017	2016
	(Thousands)
Medium-Term Notes(1):
7.4% due March 2023 to June 2025	$99,000	$99,000
Notes(1)(3)(4):
3.75% to 8.75% due April 2018 to September 2027	2,300,000	2,000,000
Total Long-Term Debt	2,399,000	2,099,000
Less Unamortized Discount and Debt Issuance Costs	15,319	12,748
Less Current Portion(2)	300,000	—
	$2,083,681	$2,086,252

(1)	The Medium-Term Notes and Notes are unsecured.

(2)
Current Portion of Long-Term Debt at September 30, 2017 consisted of $300.0 million of 6.50% notes scheduled to mature in April 2018. The Company redeemed these notes on October 18, 2017 for $307.0 million, plus accrued interest. The call premium was recorded to Unamortized Debt Expense on the Consolidated Balance Sheet in October 2017.

(3)
The holders of these notes may require the Company to repurchase their notes at a price equal to 101% of the principal amount in the event of both a change in control and a ratings downgrade to a rating below investment grade.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)
The interest rate payable on $300.0 million of 3.95% notes will be subject to adjustment from time to time, with a maximum of 2.00%, if certain change of control events involving a material subsidiary result in a downgrade of the credit rating assigned to the notes to below investment grade (or if the credit rating assigned to the notes is subsequently upgraded).

On September 18, 2017, the Company issued $300.0 million of 3.95% notes due September 15, 2027. After deducting underwriting discounts, commissions and other debt issuance costs, the net proceeds to the Company amounted to $295.2 million. The proceeds of this debt issuance were used to redeem $300.0 million of 6.50% notes in October 2017.
As of September 30, 2017, the aggregate principal amounts of long-term debt maturing during the next five years and thereafter are as follows: $300.0 million in 2018, $250.0 million in 2019, zero in 2020 and 2021, $500.0 million in 2022, and $1,349.0 million thereafter.
Short-Term Borrowings
The Company historically has obtained short-term funds either through bank loans or the issuance of commercial paper. On September 9, 2016, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of what now numbers 13 banks. This Credit Agreement provides a $750.0 million multi-year unsecured committed revolving credit facility through December 5, 2019. The Credit Agreement also provided a $500.0 million 364-day unsecured committed revolving credit facility with 11 of the 13 banks, which expired on September 8, 2017 and was not subsequently renewed. The Company also has a number of individual uncommitted or discretionary lines of credit with certain financial institutions for general corporate purposes. Borrowings under the uncommitted lines of credit are made at competitive market rates. The uncommitted credit lines are revocable at the option of the financial institutions and are reviewed on an annual basis. The Company anticipates that its uncommitted lines of credit generally will be renewed or substantially replaced by similar lines. The total amount available to be issued under the Company’s commercial paper program is $500.0 million. At September 30, 2017, the commercial paper program was backed by the Credit Agreement.
The Company did not have any outstanding commercial paper or short term notes payable to banks at September 30, 2017 and 2016.
Debt Restrictions
The Credit Agreement provides that the Company's debt to capitalization ratio will not exceed .675 at the last day of any fiscal quarter through September 30, 2017, or .65 at the last day of any fiscal quarter from October 1, 2017 through December 5, 2019. At September 30, 2017, the Company’s debt to capitalization ratio (as calculated under the facility) was .58. The constraints specified in the Credit Agreement would have permitted an additional $1.15 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .675.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2017, the Company had no debt outstanding under the Credit Agreement.
Under the Company’s existing indenture covenants, at September 30, 2017, the Company would have been permitted to issue up to a maximum of $126.0 million in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands.
The Company’s 1974 indenture pursuant to which $98.7 million (or 4.1%) of the Company’s long-term debt (as of September 30, 2017) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement, or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of September 30, 2017 and 2016. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over-the-counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At Fair Value as of September 30, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$527,978	$—	$—	$—	$527,978
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	1,483	—	—	(963)	520
Over the Counter Swaps — Gas and Oil	—	38,977	—	(4,206)	34,771
Foreign Currency Contracts	—	1,227	—	(407)	820
Other Investments:
Balanced Equity Mutual Fund	37,033	—	—	—	37,033
Fixed Income Mutual Fund	45,727	—	—	—	45,727
Common Stock — Financial Services Industry	3,150	—	—	—	3,150
Hedging Collateral Deposits	1,741	—	—	—	1,741
Total	$617,112	$40,204	$—	$(5,576)	$651,740
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$963	$—	$—	$(963)	$—
Over the Counter Swaps — Gas and Oil	—	5,309	—	(4,206)	1,103
Foreign Currency Contracts	—	407	—	(407)	—
Total	$963	$5,716	$—	$(5,576)	$1,103
Total Net Assets/(Liabilities)	$616,149	$34,488	$—	$—	$650,637

	At Fair Value as of September 30, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
	(Dollars in thousands)
Assets:
Cash Equivalents — Money Market Mutual Funds	$113,407	$—	$—	$—	$113,407
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	2,623	—	—	(2,276)	347
Over the Counter Swaps — Gas and Oil	—	119,654	—	(3,860)	115,794
Foreign Currency Contracts	—	—	—	(2,337)	(2,337)
Other Investments:
Balanced Equity Mutual Fund	36,658	—	—	—	36,658
Fixed Income Mutual Fund	31,395	—	—	—	31,395
Common Stock — Financial Services Industry	2,902	—	—	—	2,902
Hedging Collateral Deposits	1,484	—	—	—	1,484
Total	$188,469	$119,654	$—	$(8,473)	$299,650
Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts — Gas	$2,276	$—	$—	$(2,276)	$—
Over the Counter Swaps — Gas and Oil	—	5,322	—	(3,860)	1,462
Foreign Currency Contracts	—	2,337	—	(2,337)	—
Total	$2,276	$7,659	$—	$(8,473)	$1,462
Total Net Assets/(Liabilities)	$186,193	$111,995	$—	$—	$298,188

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments
At September 30, 2017 and 2016, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits of $1.7 million (at September 30, 2017) and $1.5 million (at September 30, 2016), which are associated with these futures contracts, have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at September 30, 2017 and 2016 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, the majority of the crude oil price swap agreements used in the Company’s Exploration and Production segment and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2017, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation. To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.
For the years ended September 30, 2017 and 2016, there were no assets or liabilities measured at fair value and classified as Level 3. The Company's Exploration and Production segment had a small portion of their crude oil price swap agreements reported as Level 3 at October 1, 2015 that settled during the first quarter of fiscal 2016. For the years ended September 30, 2017 and September 30, 2016, no transfers in or out of Level 1 or Level 2 occurred.
Note G — Financial Instruments
Long-Term Debt
The fair market value of the Company’s debt, as presented in the table below, was determined using a discounted cash flow model, which incorporates the Company’s credit ratings and current market conditions in determining the yield, and subsequently, the fair market value of the debt. Based on these criteria, the fair market value of long-term debt, including current portion, was as follows:

	At September 30
	2017 Carrying Amount	2017 Fair Value	2016 Carrying Amount	2016 Fair Value
	(Thousands)
Long-Term Debt	$2,383,681	$2,523,639	$2,086,252	$2,255,562
The fair value amounts are not intended to reflect principal amounts that the Company will ultimately be required to pay. Carrying amounts for other financial instruments recorded on the Company’s Consolidated Balance

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other investments include cash surrender values of insurance contracts (net present value in the case of split-dollar collateral assignment arrangements) and marketable equity and fixed income securities. The values of the insurance contracts amounted to $39.4 million and $39.7 million at September 30, 2017 and 2016, respectively. The fair value of the equity mutual fund was $37.0 million and $36.7 million at September 30, 2017 and 2016, respectively. The gross unrealized gain on this equity mutual fund was $9.9 million at September 30, 2017 and $7.9 million at September 30, 2016. The fair value of the fixed income mutual fund was $45.7 million and $31.4 million at September 30, 2017 and 2016, respectively. The gross unrealized loss on this fixed income mutual fund was less than $0.1 million at September 30, 2017 and the gross unrealized gain on this fixed income mutual fund was less than $0.1 million at September 30, 2016. The fair value of the stock of an insurance company was $3.2 million and $2.9 million at September 30, 2017 and 2016, respectively. The gross unrealized gain on this stock was $2.2 million and $1.6 million at September 30, 2017 and 2016, respectively. The insurance contracts and marketable equity and fixed income securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage commodity price risk in the Exploration and Production segment as well as the Energy Marketing segment. The Company enters into futures contracts and over-the-counter swap agreements for natural gas and crude oil to manage the price risk associated with forecasted sales of gas and oil. In addition, the Company also enters into foreign exchange forward contracts to manage the risk of currency fluctuations associated with transportation costs denominated in Canadian currency in the Exploration and Production segment. These instruments are accounted for as cash flow hedges. The Company also enters into futures contracts and swaps, which are accounted for as cash flow hedges, to manage the price risk associated with forecasted gas purchases. The Company enters into futures contracts and swaps to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in value of natural gas held in storage. These instruments are accounted for as fair value hedges. The length of the Company’s combined cash flow and fair value hedges does not typically exceed 6 years while the foreign currency forward contracts do not exceed 9 years. The Exploration and Production segment holds the majority of the Company’s derivative financial instruments.
The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at September 30, 2017 and September 30, 2016. Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of September 30, 2017, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	114.3	Bcf (short positions)
Natural Gas	1.0	Bcf (long positions)
Crude Oil	3,459,000	Bbls (short positions)
As of September 30, 2017, the Company was hedging a total of $89.2 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).
As of September 30, 2017, the Company had $35.5 million ($20.8 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $18.0 million ($10.6 million after tax) of such unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the Year Ended September 30, 2017 and 2016 (Dollar Amounts in Thousands)
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
Amount of
Derivative Gain or
(Loss) Reclassified
from Accumulated
Other
Comprehensive
Income (Loss) on
the Consolidated
Balance Sheet into
the Consolidated
Statement of Income
(Effective Portion)
for the Year Ended
September 30,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Year Ended September 30,
	2017	2016		2017	2016		2017	2016
Commodity Contracts	$2,811	$58,714	Operating Revenue	$83,983	$216,823	Operating Revenue	$(100)	$392
Commodity Contracts	(164)	1,585	Purchased Gas	(1,921)	4,520	Not Applicable	—	—
Foreign Currency Contracts	2,700	194	Operation and Maintenance Expense	(457)	(424)	Not Applicable	—	—
Total	$5,347	$60,493		$81,605	$220,919		$(100)	$392
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of September 30, 2017, the Company’s Energy Marketing segment had fair value hedges covering approximately 17.5 Bcf (16.4 Bcf of fixed price sales commitments and 1.1 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2017	Amount of Gain or (Loss) on Hedged Item Recognized in the Consolidated Statement of Income for the Year Ended September 30, 2017
		(In thousands)
Commodity Contracts	Operating Revenues	$1,655	$(1,655)
Commodity Contracts	Purchased Gas	464	(464)
		$2,119	$(2,119)
Credit Risk
The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with seventeen counterparties of which sixteen are in a net gain position. On average, the Company had $2.2 million of credit exposure per counterparty in a gain position at September 30, 2017. The maximum credit exposure per counterparty in a gain position at September 30, 2017 was $6.0 million. As of September 30, 2017, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.
As of September 30, 2017, fourteen of the seventeen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required. At September 30, 2017, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $26.0 million according to the Company’s internal model (discussed in Note F — Fair Value Measurements). For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at September 30, 2017.
For its exchange traded futures contracts, the Company was required to post $1.7 million in hedging collateral deposits as of September 30, 2017. As these are exchange traded futures contracts, there are no specific credit-

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.
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
Note H — Retirement Plan and Other Post-Retirement Benefits
The Company has a tax-qualified, noncontributory, defined-benefit retirement plan (Retirement Plan). The Retirement Plan covers certain non-collectively bargained employees hired before July 1, 2003 and certain collectively bargained employees hired before November 1, 2003. Certain non-collectively bargained employees hired after June 30, 2003 and certain collectively bargained employees hired after October 31, 2003 are eligible for a Retirement Savings Account benefit provided under the Company’s defined contribution Tax-Deferred Savings Plans. Costs associated with the Retirement Savings Account were $2.9 million, $2.6 million and $2.3 million for the years ended September 30, 2017, 2016 and 2015, respectively. Costs associated with the Company’s contributions to the Tax-Deferred Savings Plans, exclusive of the costs associated with the Retirement Savings Account, were $5.9 million, $5.9 million, and $5.8 million for the years ended September 30, 2017, 2016 and 2015, respectively.
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
Reconciliations of the Benefit Obligations, Plan Assets and Funded Status, as well as the components of Net Periodic Benefit Cost and the Weighted Average Assumptions of the Retirement Plan and other post-retirement benefits are shown in the tables below. The date used to measure the Benefit Obligations, Plan Assets and Funded Status is September 30 for fiscal years 2017, 2016 and 2015.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2017	2016	2015	2017	2016	2015
	(Thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$1,097,421	$1,026,190	$999,499	$526,138	$464,987	$465,583
Service Cost	11,969	11,710	12,047	2,449	2,331	2,693
Interest Cost	38,383	42,315	41,217	19,007	20,386	19,285
Plan Participants’ Contributions	—	—	—	2,717	2,558	2,242
Retiree Drug Subsidy Receipts	—	—	—	1,553	1,925	1,338
Amendments(1)	—	—	7,752	—	—	—
Actuarial (Gain) Loss	(32,466)	76,309	23,426	(62,215)	60,402	(1,575)
Benefits Paid	(60,481)	(59,103)	(57,751)	(27,030)	(26,451)	(24,579)
Benefit Obligation at End of Period	$1,054,826	$1,097,421	$1,026,190	$462,619	$526,138	$464,987
Change in Plan Assets
Fair Value of Assets at Beginning of Period	$869,775	$834,870	$869,791	$494,320	$477,959	$497,601
Actual Return on Plan Assets	84,279	87,008	(13,370)	40,157	37,415	534
Employer Contributions	17,146	7,000	36,200	3,853	2,839	2,161
Plan Participants’ Contributions	—	—	—	2,717	2,558	2,242
Benefits Paid	(60,481)	(59,103)	(57,751)	(27,030)	(26,451)	(24,579)
Fair Value of Assets at End of Period	$910,719	$869,775	$834,870	$514,017	$494,320	$477,959
Net Amount Recognized at End of Period (Funded Status)	$(144,107)	$(227,646)	$(191,320)	$51,398	$(31,818)	$12,972
Amounts Recognized in the Balance Sheets Consist of:
Non-Current Liabilities	$(144,107)	$(227,646)	$(191,320)	$(4,972)	$(49,467)	$(11,487)
Non-Current Assets	—	—	—	56,370	17,649	24,459
Net Amount Recognized at End of Period	$(144,107)	$(227,646)	$(191,320)	$51,398	$(31,818)	$12,972
Accumulated Benefit Obligation	$1,010,179	$1,039,408	$968,984	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Benefit Obligation at September 30
Discount Rate	3.77%	3.60%	4.25%	3.81%	3.70%	4.50%
Rate of Compensation Increase	4.70%	4.70%	4.75%	4.70%	4.70%	4.75%

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Retirement Plan			Other Post-Retirement Benefits
	Year Ended September 30			Year Ended September 30
	2017	2016	2015	2017	2016	2015
	(Thousands)
Components of Net Periodic Benefit Cost
Service Cost	$11,969	$11,710	$12,047	$2,449	$2,331	$2,693
Interest Cost	38,383	42,315	41,217	19,007	20,386	19,285
Expected Return on Plan Assets	(59,718)	(59,369)	(59,615)	(31,458)	(31,535)	(34,089)
Amortization of Prior Service Cost (Credit)	1,058	1,234	183	(429)	(912)	(1,913)
Recognition of Actuarial Loss(2)	42,687	32,248	36,129	18,415	5,530	4,148
Net Amortization and Deferral for Regulatory Purposes	469	3,957	7,739	6,108	17,123	20,322
Net Periodic Benefit Cost	$34,848	$32,095	$37,700	$14,092	$12,923	$10,446
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost at September 30
Discount Rate	3.60%	4.25%	4.25%	3.70%	4.50%	4.25%
Expected Return on Plan Assets	7.00%	7.25%	7.50%	6.50%	6.75%	7.00%
Rate of Compensation Increase	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

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
In addition to the Retirement Plan discussed above, the Company also has Non-Qualified benefit plans that cover a group of management employees designated by the Chief Executive Officer of the Company. These plans provide for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee. The net periodic benefit costs associated with these plans were $7.6 million, $7.5 million and $7.0 million in 2017, 2016 and 2015, respectively. The accumulated benefit obligations for the plans were $72.5 million, $72.4 million and $66.0 million at September 30, 2017, 2016 and 2015, respectively. The projected benefit obligations for the plans were $88.9 million, $91.7 million and $85.8 million at September 30, 2017, 2016 and 2015, respectively. At September 30, 2017, $14.1 million of the projected benefit obligation is recorded in Other Accruals and Current Liabilities and the remaining $74.8 million is recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2016, $9.8 million of the projected benefit obligation

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was recorded in Other Accruals and Current Liabilities and the remaining $81.9 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. At September 30, 2015, $4.5 million of the projected benefit obligation was recorded in Other Accruals and Current Liabilities and the remaining $81.3 million was recorded in Other Deferred Credits on the Consolidated Balance Sheets. The weighted average discount rates for these plans were 3.22%, 2.80% and 3.50% as of September 30, 2017, 2016 and 2015, respectively and the weighted average rates of compensation increase for these plans were 7.75%, 7.75% and 7.75% as of September 30, 2017, 2016 and 2015, respectively.
The cumulative amounts recognized in accumulated other comprehensive income (loss), regulatory assets, and regulatory liabilities through fiscal 2017, the changes in such amounts during 2017, as well as the amounts expected to be recognized in net periodic benefit cost in fiscal 2018 are presented in the table below:

	Retirement Plan	Other Post-Retirement Benefits	Non-Qualified Benefit Plans
	(Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities(1)
Net Actuarial Loss	$(203,887)	$(19,578)	$(24,332)
Prior Service (Cost) Credit	(6,133)	3,687	—
Net Amount Recognized	$(210,020)	$(15,891)	$(24,332)
Changes to Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Regulatory Liabilities Recognized During Fiscal 2017(1)
Decrease (Increase) in Actuarial Loss, excluding amortization(2)	$57,028	$70,915	$(1,351)
Change due to Amortization of Actuarial Loss	42,687	18,415	4,059
Prior Service (Cost) Credit	1,058	(429)	—
Net Change	$100,773	$88,901	$2,708
Amounts Expected to be Recognized in Net Periodic Benefit Cost in the Next Fiscal Year(1)
Net Actuarial Loss	$(37,205)	$(10,558)	$(3,549)
Prior Service (Cost) Credit	(938)	429	—
Net Amount Expected to be Recognized	$(38,143)	$(10,129)	$(3,549)

(1)	Amounts presented are shown before recognizing deferred taxes.

(2)	Amounts presented include the impact of actuarial gains/losses related to return on assets, as well as the Actuarial (Gain) Loss amounts presented in the Change in Benefit Obligation.
In order to adjust the funded status of its pension (tax-qualified and non-qualified) and other post-retirement benefit plans at September 30, 2017, the Company recorded a $163.3 million decrease to Other Regulatory Assets in the Company’s Utility and Pipeline and Storage segments and a $29.1 million (pre-tax) increase to Accumulated Other Comprehensive Income.
The effect of the discount rate change for the Retirement Plan in 2017 was to decrease the projected benefit obligation of the Retirement Plan by $20.5 million. The mortality improvement projection scale was updated, which decreased the projected benefit obligation of the Retirement Plan in 2017 by $8.3 million. In addition, other actuarial experience decreased the projected benefit obligation for the Retirement Plan in 2017 by $3.6 million. The effect of the discount rate change for the Retirement Plan in 2016 was to increase the projected benefit obligation

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the Retirement Plan by $78.5 million. The effect of the mortality assumption change for the Retirement Plan in 2015 was to increase the projected benefit obligation of the Retirement Plan by $24.2 million.
The Company made cash contributions totaling $17.1 million to the Retirement Plan during the year ended September 30, 2017. The Company expects that the annual contribution to the Retirement Plan in 2018 will be in the range of $15.0 million to $40.0 million.
The following Retirement Plan benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan during the next five years and the five years thereafter: $64.4 million in 2018; $65.0 million in 2019; $65.4 million in 2020; $65.8 million in 2021; $66.2 million in 2022; and $331.1 million in the five years thereafter.
The effect of the discount rate change in 2017 was to decrease the other post-retirement benefit obligation by $6.2 million. The mortality improvement projection scale was updated, which decreased the other post-retirement benefit obligation in 2017 by $5.7 million. Other actuarial experience decreased the other post-retirement benefit obligation in 2017 by $50.3 million primarily attributable to a revision in assumed per-capita claims cost, premiums, retiree contributions and retiree drug subsidy assumptions based on actual experience.
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
The estimated gross other post-retirement benefit payments and gross amount of Medicare Part D prescription drug subsidy receipts are as follows (dollars in thousands):

	Benefit Payments	Subsidy Receipts
2018	$26,483	$(1,910)
2019	$27,456	$(2,074)
2020	$28,359	$(2,225)
2021	$29,173	$(2,369)
2022	$29,757	$(2,515)
2023 through 2027	$152,957	$(14,271)

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates as of September 30 were:

	2017		2016		2015
Rate of Medical Cost Increase for Pre Age 65 Participants	5.67%	(1)	5.75%	(1)	6.93%	(2)
Rate of Medical Cost Increase for Post Age 65 Participants	4.75%	(1)	4.75%	(1)	6.68%	(2)
Annual Rate of Increase in the Per Capita Cost of Covered Prescription Drug Benefits	8.45%	(1)	9.00%	(1)	7.17%	(2)
Annual Rate of Increase in the Per Capita Medicare Part B Reimbursement	4.75%	(1)	4.75%	(1)	6.68%	(2)
Annual Rate of Increase in the Per Capita Medicare Part D Subsidy	7.33%	(1)	7.20%	(1)	6.65%	(2)

(1)	It was assumed that this rate would gradually decline to 4.5% by 2039.

(2)	It was assumed that this rate would gradually decline to 4.5% by 2028.
The health care cost trend rate assumptions used to calculate the per capita cost of covered medical care benefits have a significant effect on the amounts reported. If the health care cost trend rates were increased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2017 would increase by $57.9 million. This 1% change would also have increased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2017 by $3.3 million. If the health care cost trend rates were decreased by 1% in each year, the other post-retirement benefit obligation as of October 1, 2017 would decrease by $48.5 million. This 1% change would also have decreased the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for 2017 by $2.7 million.
The Company made cash contributions totaling $3.8 million to its VEBA trusts during the year ended September 30, 2017. In addition, the Company made direct payments of $0.1 million to retirees not covered by the VEBA trusts and 401(h) accounts during the year ended September 30, 2017. The Company expects that the annual contribution to its VEBA trusts in 2018 will be in the range of $2.5 million to $4.0 million.
Investment Valuation
The Retirement Plan assets and other post-retirement benefit assets are valued under the current fair value framework. See Note F — Fair Value Measurements for further discussion regarding the definition and levels of fair value hierarchy established by the authoritative guidance.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Below is a listing of the major categories of plan assets held as of September 30, 2017 and 2016, as well as the associated level within the fair value hierarchy in which the fair value measurements in their entirety fall, based on the lowest level input that is significant to the fair value measurement in its entirety (dollars in thousands):

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Total Fair Value Amounts at September 30, 2017	Level 1	Level 2	Level 3	Measured at NAV(7)
Retirement Plan Investments
Domestic Equities(1)	$290,716	$209,421	$—	$—	$81,295
International Equities(2)	123,069	—	—	—	123,069
Global Equities(3)	121,008	—	—	—	121,008
Domestic Fixed Income(4)	348,501	1,664	346,837	—	—
International Fixed Income(5)	422	422	—	—	—
Global Fixed Income(6)	75,428	—	—	—	75,428
Real Estate	3,391	—	—	3,391	—
Cash Held in Collective Trust Funds	26,058	—	—	—	26,058
Total Retirement Plan Investments	988,593	211,507	346,837	3,391	426,858
401(h) Investments	(64,728)	(14,026)	(23,001)	(225)	(27,476)
Total Retirement Plan Investments (excluding 401(h) Investments)	$923,865	$197,481	$323,836	$3,166	$399,382
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(13,146)
Total Retirement Plan Assets	$910,719

	Total Fair Value Amounts at September 30, 2016	Level 1	Level 2	Level 3	Measured at NAV(7)
Retirement Plan Investments
Domestic Equities(1)	$256,796	$188,253	$—	$—	$68,543
International Equities(2)	104,592	—	—	—	104,592
Global Equities(3)	120,025	—	—	—	120,025
Domestic Fixed Income(4)	342,442	1,647	340,795	—	—
International Fixed Income(5)	744	407	337	—	—
Global Fixed Income(6)	81,146	—	—	—	81,146
Real Estate	2,970	—	—	2,970	—
Cash Held in Collective Trust Funds	24,812	—	—	—	24,812
Total Retirement Plan Investments	933,527	190,307	341,132	2,970	399,118
401(h) Investments	(58,707)	(12,025)	(21,555)	(188)	(24,939)
Total Retirement Plan Investments (excluding 401(h) Investments)	$874,820	$178,282	$319,577	$2,782	$374,179
Miscellaneous Accruals, Interest Receivables, and Non-Interest Cash	(5,045)
Total Retirement Plan Assets	$869,775

(1)	Domestic Equities include mostly collective trust funds, common stock, and exchange traded funds.

(2)	International Equities are comprised of collective trust funds.

(3)	Global Equities are comprised of collective trust funds.

(4)	Domestic Fixed Income securities include mostly collective trust funds, corporate/government bonds and mortgages, and exchange traded funds.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	International Fixed Income securities are comprised mostly of an exchange traded fund.

(6)	Global Fixed Income securities are comprised of a collective trust fund.

(7)	Reflects the adoption of the new authoritative guidance related to investments measured at the net asset value (NAV) practical expedient.

	Total Fair Value Amounts at September 30, 2017	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$130,864	$—	$—	$—	$130,864
Collective Trust Funds — International Equities	52,063	—	—	—	52,063
Exchange Traded Funds — Fixed Income	256,099	256,099	—	—	—
Cash Held in Collective Trust Funds	9,569	—	—	—	9,569
Total VEBA Trust Investments	448,595	256,099	—	—	192,496
401(h) Investments	64,728	14,026	23,001	225	27,476
Total Investments (including 401(h) Investments)	$513,323	$270,125	$23,001	$225	$219,972
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	694
Total Other Post-Retirement Benefit Assets	$514,017

	Total Fair Value Amounts at September 30, 2016	Level 1	Level 2	Level 3	Measured at NAV(1)
Other Post-Retirement Benefit Assets held in VEBA Trusts
Collective Trust Funds — Domestic Equities	$139,617	$—	$—	$—	$139,617
Collective Trust Funds — International Equities	51,488	—	—	—	51,488
Exchange Traded Funds — Fixed Income	230,761	230,761	—	—	—
Cash Held in Collective Trust Funds	13,176	—	—	—	13,176
Total VEBA Trust Investments	435,042	230,761	—	—	204,281
401(h) Investments	58,707	12,025	21,555	188	24,939
Total Investments (including 401(h) Investments)	$493,749	$242,786	$21,555	$188	$229,220
Miscellaneous Accruals (Including Current and Deferred Taxes, Claims Incurred But Not Reported, Administrative)	571
Total Other Post-Retirement Benefit Assets	$494,320

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Reflects the adoption of the new authoritative guidance related to investments measured at the net asset value (NAV) practical expedient.
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
The following tables provide a reconciliation of the beginning and ending balances of the Retirement Plan and other post-retirement benefit assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3). For the years ended September 30, 2017 and September 30, 2016, there were no transfers from Level 1 to Level 2. In addition, as shown in the following tables, there were no transfers in or out of Level 3.

	Retirement Plan Level 3 Assets (Thousands)
	Hedge Funds	Real Estate	Excluding 401(h) Investments	Total

Balance at September 30, 2015	$26,490	$4,724	$(1,885)	$29,329
Realized Gains/(Losses)	5,878	—	(354)	5,524
Unrealized Gains/(Losses)	(5,445)	(404)	344	(5,505)
Sales	(26,923)	(1,350)	1,707	(26,566)
Balance at September 30, 2016	—	2,970	(188)	2,782
Unrealized Gains/(Losses)	—	421	(37)	384
Balance at September 30, 2017	$—	$3,391	$(225)	$3,166

Other Post-Retirement Benefit Level 3 Assets (Thousands)
401(h) Investments

Balance at September 30, 2015	$1,885
Realized Gains/(Losses)	354
Unrealized Gains/(Losses)	(344)
Sales	(1,707)
Balance at September 30, 2016	188
Unrealized Gains/(Losses)	37
Balance at September 30, 2017	$225
The Company’s assumption regarding the expected long-term rate of return on plan assets is 7.00% (Retirement Plan) and 6.25% (other post-retirement benefits), effective for fiscal 2018. The return assumption reflects the anticipated long-term rate of return on the plan’s current and future assets. The Company utilizes projected capital market conditions and the plan’s target asset class and investment manager allocations to set the assumption regarding the expected return on plan assets.
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
Beginning in fiscal 2018, the Company refined the method used to determine the service and interest cost components of net periodic benefit cost. Using the refined method, known as the spot rate approach, the Company will use individual spot rates along the yield curve that correspond to the timing of each benefit payment to determine the discount rate. The individual spot rates along the yield curve will continue to be determined by an above mean methodology in that the coupon interest rates that are in the lower 50th percentile will be excluded based on the assumption that the Company would not utilize more expensive (i.e. lower yield) instruments to settle its liabilities. The impact on the benefit obligation, as of September 30, 2017, is immaterial. This change will provide a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of net periodic benefit costs in fiscal 2018. The Company will account for this change prospectively as a change in accounting estimate.
Note I — Commitments and Contingencies
Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory requirements.
It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. At September 30, 2017, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $3.1 million. This estimated liability has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at September 30, 2017. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 4 years. The Company is currently not aware of any material additional exposure to environmental liabilities. However, changes in environmental laws and regulations, new information or other factors could could have an adverse financial impact on the Company.
Northern Access 2016 Project
On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access 2016 project described herein. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, Supply Corporation and Empire filed a Petition for Review in the United States Court of Appeals for the Second Circuit of the NYDEC's Notice of Denial with respect to National Fuel's application for the Water Quality Certification, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company also has pending with FERC a proceeding asserting, among other things, that the NYDEC exceeded the reasonable time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. In light of these pending legal actions, the Company has not yet determined a target

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in-service date. As a result of the decision of the NYDEC, Supply Corporation and Empire evaluated the capitalized project costs for impairment as of September 30, 2017 and determined that an impairment charge was not required. The evaluation considered probability weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYDEC and construction of the pipeline, as well as a scenario where the project does not proceed. Further developments or indicators of an unfavorable resolution could result in the impairment of a significant portion of the project costs, which totaled $75.8 million at September 30, 2017. The project costs are included within Property, Plant and Equipment and Deferred Charges on the Consolidated Balance Sheet.
Other
The Company, in its Utility segment, Energy Marketing segment, and Exploration and Production segment, has entered into contractual commitments in the ordinary course of business, including commitments to purchase gas, transportation, and storage service to meet customer gas supply needs. The future gas purchase, transportation and storage contract commitments during the next five years and thereafter are as follows: $262.4 million in 2018, $84.6 million in 2019, $77.9 million in 2020, $70.9 million in 2021, $61.7 million in 2022 and $504.9 million thereafter. Gas prices within the gas purchase contracts are variable based on NYMEX prices adjusted for basis. In the Utility segment, these costs are subject to state commission review, and are being recovered in customer rates. Management believes that, to the extent any stranded pipeline costs are generated by the unbundling of services in the Utility segment’s service territory, such costs will be recoverable from customers.
The Company has entered into leases for the use of compressors, drilling rigs, buildings and other items. These leases are accounted for as operating leases. The future lease commitments during the next five years and thereafter are as follows: $10.8 million in 2018, $4.6 million in 2019, $3.7 million in 2020, $2.2 million in 2021, $1.5 million in 2022 and $1.9 million thereafter.
The Company, in its Pipeline and Storage segment, Gathering segment and Utility segment, has entered into several contractual commitments associated with various pipeline, compressor and gathering system modernization and expansion projects. As of September 30, 2017, the future contractual commitments related to the system modernization and expansion projects are $61.7 million in 2018, $0.7 million in 2019, $0.2 million in 2020, $0.3 million in 2021, $0.3 million in 2022 and $1.1 million thereafter.
The Company, in its Exploration and Production segment, has entered into contractual obligations associated with hydraulic fracturing and fuel. The future contractual commitments are $79.5 million in 2018, $98.0 million in 2019 and $17.1 million in 2020. There are no contractual commitments extending beyond 2020.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Pipeline and Storage segment operations are regulated by the FERC for both Supply Corporation and Empire. Supply Corporation transports and stores natural gas for utilities (including Distribution Corporation), natural gas marketers (including NFR), exploration and production companies (including Seneca) and pipeline companies in the northeastern United States markets. Empire transports and stores natural gas for major industrial companies, utilities (including Distribution Corporation) and power producers in New York State. Empire also transports natural gas for natural gas marketers along with exploration and production companies from natural gas producing areas in Pennsylvania to markets in New York and to interstate pipeline delivery points for additional markets in the northeastern United States and Canada.
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

	Year Ended September 30, 2017
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$614,599	$206,615	$115	$626,899	$128,586	$1,576,814	$2,173	$894	$1,579,881
Intersegment Revenues	$—	$87,810	$107,566	$13,072	$794	$209,242	$—	$(209,242)	$—
Interest Income	$707	$1,467	$994	$1,051	$571	$4,790	$213	$(890)	$4,113
Interest Expense	$53,702	$33,717	$9,142	$28,492	$47	$125,100	$—	$(5,263)	$119,837
Depreciation, Depletion and Amortization	$112,565	$41,196	$16,162	$52,582	$279	$222,784	$661	$750	$224,195
Income Tax Expense (Benefit)	$66,093	$40,947	$29,694	$24,894	$891	$162,519	$(247)	$(1,590)	$160,682
Segment Profit: Net Income (Loss)	$129,326	$68,446	$40,377	$46,935	$1,509	$286,593	$(342)	$(2,769)	$283,482
Expenditures for Additions to Long-Lived Assets	$253,057	$95,336	$32,645	$80,867	$36	$461,941	$39	$137	$462,117
	At September 30, 2017
	(Thousands)
Segment Assets	$1,407,152	$1,929,788	$580,051	$2,013,123	$60,937	$5,991,051	$76,861	$35,408	$6,103,320

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended September 30, 2016
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Elimination	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$607,113	$215,674	$374	$531,024	$93,578	$1,447,763	$3,753	$900	$1,452,416
Intersegment Revenues	$—	$90,755	$89,073	$13,123	$884	$193,835	$—	$(193,835)	$—
Interest Income	$858	$770	$297	$1,737	$422	$4,084	$117	$34	$4,235
Interest Expense	$55,434	$33,327	$8,872	$27,582	$49	$125,264	$—	$(4,220)	$121,044
Depreciation, Depletion and Amortization	$139,963	$43,273	$15,282	$48,618	$278	$247,414	$1,260	$743	$249,417
Income Tax Expense (Benefit)	$(334,029)	$50,241	$24,334	$25,602	$2,460	$(231,392)	$561	$(1,718)	$(232,549)
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$948,307	$—	$—	$—	$—	$948,307	$—	$—	$948,307
Segment Profit: Net Income (Loss)	$(452,842)	$76,610	$30,499	$50,960	$4,348	$(290,425)	$778	$(1,311)	$(290,958)
Expenditures for Additions to Long-Lived Assets	$256,104	$114,250	$54,293	$98,007	$34	$522,688	$37	$326	$523,051
	At September 30, 2016
	(Thousands)
Segment Assets	$1,323,081	$1,680,734	$534,259	$2,021,514	$63,392	$5,622,980	$77,138	$(63,731)	$5,636,387

	Year Ended September 30, 2015
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
	(Thousands)
Revenue from External Customers(1)	$693,441	$203,089	$497	$700,761	$159,857	$1,757,645	$2,352	$916	$1,760,913
Intersegment Revenues	$—	$88,251	$76,709	$15,506	$849	$181,315	$—	$(181,315)	$—
Interest Income	$2,554	$474	$140	$2,220	$195	$5,583	$66	$(1,727)	$3,922
Interest Expense	$46,726	$27,658	$1,627	$28,176	$27	$104,214	$—	$(4,743)	$99,471
Depreciation, Depletion and Amortization	$239,818	$38,178	$10,829	$45,616	$209	$334,650	$832	$676	$336,158
Income Tax Expense (Benefit)	$(428,217)	$48,113	$24,721	$33,143	$4,547	$(317,693)	$13	$(1,456)	$(319,136)
Significant Non-Cash Item: Impairment of Oil and Gas Producing Properties	$1,126,257	$—	$—	$—	$—	$1,126,257	$—	$—	$1,126,257
Segment Profit: Net Income (Loss)	$(556,974)	$80,354	$31,849	$63,271	$7,766	$(373,734)	$(2)	$(5,691)	$(379,427)
Expenditures for Additions to Long-Lived Assets	$557,313	$230,192	$118,166	$94,371	$128	$1,000,170	$—	$339	$1,000,509
	At September 30, 2015
	(Thousands)
Segment Assets	$2,439,801	$1,590,524	$444,358	$1,934,731	$90,676	$6,500,090	$77,350	$(12,501)	$6,564,939

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	All Revenue from External Customers originated in the United States.

Geographic Information	At September 30
	2017	2016	2015
	(Thousands)
Long-Lived Assets:
United States	$5,285,040	$5,223,356	$6,189,138
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

Quarter Ended	Operating Revenues	Operating Income (Loss)	Net Income (Loss) Available for Common Stock		Earnings (Loss) per Common Share

					Basic	Diluted
	(Thousands, except per common share amounts)
2017
9/30/2017	$286,937	$87,395	$45,577		$0.53	$0.53
6/30/2017	$348,369	$123,354	$59,714		$0.70	$0.69
3/31/2017	$522,075	$169,957	$89,283		$1.05	$1.04
12/31/2016	$422,500	$172,139	$88,908		$1.04	$1.04
2016
9/30/2016	$292,472	$81,244	$37,553	(1)	$0.44	$0.44
6/30/2016	$335,617	$45,162	$8,286	(2)	$0.10	$0.10
3/31/2016	$449,132	$(237,000)	$(147,688)	(3)	$(1.74)	$(1.74)
12/31/2015	$375,195	$(305,924)	$(189,109)	(4)	$(2.23)	$(2.23)

(1)	Includes a non-cash $32.7 million impairment charge ($19.0 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(2)	Includes a non-cash $82.7 million impairment charge ($47.9 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(3)	Includes a non-cash $397.4 million impairment charge ($230.5 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

(4)	Includes a non-cash $435.5 million impairment charge ($252.6 million after tax) associated with the Exploration and Production segment's oil and gas producing properties.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note L — Market for Common Stock and Related Shareholder Matters (unaudited)
At September 30, 2017, there were 11,211 registered shareholders of Company common stock. The common stock is listed and traded on the New York Stock Exchange. Information related to restrictions on the payment of dividends can be found in Note E — Capitalization and Short-Term Borrowings. The quarterly price ranges (based on intra-day prices) and quarterly dividends declared for the fiscal years ended September 30, 2017 and 2016, are shown below:

	Price Range		Dividends Declared
Quarter Ended	High	Low
2017
9/30/2017	$59.92	$54.89	$0.415
6/30/2017	$61.20	$53.03	$0.415
3/31/2017	$61.25	$54.67	$0.405
12/31/2016	$58.78	$50.61	$0.405
2016
9/30/2016	$59.62	$53.81	$0.405
6/30/2016	$57.06	$47.49	$0.405
3/31/2016	$51.53	$39.79	$0.395
12/31/2015	$56.64	$37.03	$0.395
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
Capitalized Costs Relating to Oil and Gas Producing Activities

	At September 30
	2017	2016
	(Thousands)
Proved Properties(1)	$4,832,301	$4,554,929
Unproved Properties	80,932	135,285
	4,913,233	4,690,214
Less — Accumulated Depreciation, Depletion and Amortization	3,765,710	3,657,239
	$1,147,523	$1,032,975

(1)	Includes asset retirement costs of $54.4 million and $63.6 million at September 30, 2017 and 2016, respectively.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs related to unproved properties are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized. Although the timing of the ultimate evaluation or disposition of the unproved properties cannot be determined, the Company expects the majority of its acquisition costs associated with unproved properties to be transferred into the amortization base by 2023. It expects the majority of its development and exploration costs associated with unproved properties to be transferred into the amortization base by 2018. Following is a summary of costs excluded from amortization at September 30, 2017:

	Total as of September 30, 2017	Year Costs Incurred
		2017	2016	2015	Prior
	(Thousands)
Acquisition Costs	$55,193	$—	$—	$—	$55,193
Development Costs	11,879	4,388	6,707	416	368
Exploration Costs	13,388	2,376	7,593	3,419	—
Capitalized Interest	472	235	149	88	—
	$80,932	$6,999	$14,449	$3,923	$55,561
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended September 30
	2017	2016	2015
	(Thousands)
United States
Property Acquisition Costs:
Proved	$8,908	$1,342	$1,767
Unproved	262	2,165	19,998
Exploration Costs(1)	40,975	27,561	53,222
Development Costs(2)	200,639	219,386	454,605
Asset Retirement Costs	(9,175)	(49,653)	37,595
	$241,609	$200,801	$567,187

(1)	Amounts for 2017, 2016 and 2015 include capitalized interest of $0.3 million, $0.3 million and $0.4 million, respectively.

(2)	Amounts for 2017, 2016 and 2015 include capitalized interest of $0.2 million, $0.2 million and $0.5 million, respectively.
For the years ended September 30, 2017, 2016 and 2015, the Company spent $101.1 million, $92.8 million and $161.8 million, respectively, developing proved undeveloped reserves.

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Results of Operations for Producing Activities

	Year Ended September 30
	2017	2016	2015
United States	(Thousands, except per Mcfe amounts)
Operating Revenues:
Natural Gas (includes transfers to operations of $2,357, $1,765 and $1,946, respectively)(1)	$399,975	$282,619	$350,673
Oil, Condensate and Other Liquids	126,517	103,533	156,048
Total Operating Revenues(2)	526,492	386,152	506,721
Production/Lifting Costs	165,991	153,914	167,800
Franchise/Ad Valorem Taxes	15,372	13,794	20,167
Purchased Emission Allowance Expense	1,391	700	3,089
Accretion Expense	4,896	6,663	6,186
Depreciation, Depletion and Amortization ($0.63, $0.85 and $1.49 per Mcfe of production, respectively)	108,471	136,579	234,480
Impairment of Oil and Gas Producing Properties	—	948,307	1,126,257
Income Tax Expense (Benefit)	86,657	(368,940)	(444,393)
Results of Operations for Producing Activities (excluding corporate overheads and interest charges)	$143,714	$(504,865)	$(606,865)

(1)	There were no revenues from sales to affiliates for all years presented.

(2)	Exclusive of hedging gains and losses. See further discussion in Note G — Financial Instruments.
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
The Company's Vice President of Reservoir Engineering is the primary technical person responsible for overseeing the Company's reserve estimation process and engaging and overseeing the third party reserve audit. His qualifications include a Bachelor of Science Degree in Petroleum Engineering and over 30 years of Petroleum Engineering experience with both major and independent oil and gas companies. He has maintained oversight of the Company's reserve estimation process since 2003. He is a member of the Society of Petroleum Evaluation Engineers and a Registered Professional Engineer in the State of Texas.
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
All of the Company's reserve estimates are audited annually by Netherland, Sewell and Associates, Inc. (NSAI). Since 1961, NSAI has evaluated gas and oil properties and independently certified petroleum reserve quantities in the United States and internationally under the Texas Board of Professional Engineers Registration No. F-002699. The primary technical persons (employed by NSAI) that are responsible for leading the audit include

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a professional engineer registered with the State of Texas (consulting at NSAI since 2004 and with over 5 years of prior industry experience in petroleum engineering) and a professional geoscientist registered in the State of Texas (consulting at NSAI since 2008 and with over 11 years of prior industry experience in petroleum geosciences). NSAI was satisfied with the methods and procedures used by the Company to prepare its reserve estimates at September 30, 2017 and did not identify any problems which would cause it to take exception to those estimates.
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

	Gas MMcf
	U. S.
	Appalachian Region		West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2014	1,624,062		58,822	1,682,884
Extensions and Discoveries	633,360	(1)	—	633,360
Revisions of Previous Estimates	(28,124)		(6,317)	(34,441)
Production	(136,404)	(2)	(3,159)	(139,563)
Sale of Minerals in Place	(112)		—	(112)
September 30, 2015	2,092,782		49,346	2,142,128
Extensions and Discoveries	185,347	(1)	—	185,347
Revisions of Previous Estimates	(245,029)		(3,132)	(248,161)
Production	(140,457)	(2)	(3,090)	(143,547)
Sale of Minerals in Place	(261,192)		—	(261,192)
September 30, 2016	1,631,451		43,124	1,674,575
Extensions and Discoveries	386,649	(1)	8	386,657
Revisions of Previous Estimates	84,480		6,369	90,849
Production	(154,093)	(2)	(2,995)	(157,088)
Sale of Minerals in Place	(21,873)		—	(21,873)
September 30, 2017	1,926,614		46,506	1,973,120
Proved Developed Reserves:
September 30, 2014	1,119,901		57,907	1,177,808
September 30, 2015	1,267,498		49,346	1,316,844
September 30, 2016	1,089,492		43,124	1,132,616
September 30, 2017	1,316,596		46,506	1,363,102
Proved Undeveloped Reserves:
September 30, 2014	504,161		915	505,076
September 30, 2015	825,284		—	825,284
September 30, 2016	541,959		—	541,959
September 30, 2017	610,018		—	610,018

(1)	Extensions and discoveries include 598 Bcf (during 2015), 179 Bcf (during 2016) and 181 Bcf (during 2017), of Marcellus Shale gas in the Appalachian region.

(2)	Production includes 130,291 MMcf (during 2015), 135,598 MMcf (during 2016) and 145,452 MMcf (during 2017), from Marcellus Shale fields (which exceed 15% of total reserves).

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Oil Mbbl
	U. S.
	Appalachian Region	West Coast Region	Total Company
Proved Developed and Undeveloped Reserves:
September 30, 2014	253	38,224	38,477
Extensions and Discoveries	—	533	533
Revisions of Previous Estimates	(3)	(2,251)	(2,254)
Production	(30)	(3,004)	(3,034)
September 30, 2015	220	33,502	33,722
Extensions and Discoveries	—	530	530
Revisions of Previous Estimates	(46)	(2,201)	(2,247)
Production	(28)	(2,895)	(2,923)
Sales of Minerals in Place	(73)	—	(73)
September 30, 2016	73	28,936	29,009
Extensions and Discoveries	—	674	674
Revisions of Previous Estimates	(12)	3,305	3,293
Production	(4)	(2,736)	(2,740)
Sales of Minerals in Place	(29)	—	(29)
September 30, 2017	28	30,179	30,207
Proved Developed Reserves:
September 30, 2014	253	37,002	37,255
September 30, 2015	220	33,150	33,370
September 30, 2016	73	28,698	28,771
September 30, 2017	28	29,771	29,799
Proved Undeveloped Reserves:
September 30, 2014	—	1,222	1,222
September 30, 2015	—	352	352
September 30, 2016	—	238	238
September 30, 2017	—	408	408
The Company’s proved undeveloped (PUD) reserves increased from 543 Bcfe at September 30, 2016 to 612 Bcfe at September 30, 2017. PUD reserves in the Marcellus Shale decreased from 542 Bcfe at September 30, 2016 to 456 Bcfe at September 30, 2017. The Company’s total PUD reserves were 28% of total proved reserves at September 30, 2017, down from 29% of total proved reserves at September 30, 2016.
The Company’s PUD reserves decreased from 827 Bcfe at September 30, 2015 to 543 Bcfe at September 30, 2016. PUD reserves in the Marcellus Shale decreased from 825 Bcfe at September 30, 2015 to 542 Bcfe at September 30, 2016. The Company’s total PUD reserves were 29% of total proved reserves at September 30, 2016, down from 35% of total proved reserves at September 30, 2015.
The increase in PUD reserves in 2017 of 69 Bcfe is a result of 269 Bcfe in new PUD reserve additions (113 Bcfe from the Marcellus Shale, 154 Bcfe from the Utica Shale and 2 Bcfe from the West Coast region) and 13 Bcfe in upward revisions to remaining PUD reserves, partially offset by 159 Bcfe in PUD conversions to developed reserves (158 Bcfe from the Marcellus Shale and 1 Bcfe from the West Coast region) and 54 Bcfe in PUD reserves removed. The PUD reserves removed were all in the Marcellus Shale and were due to a couple of factors. PUD reserves of 36 Bcfe associated with a few wells were removed due to development timing no longer scheduled to meet the five year requirement for proved reserves. Seneca successfully leased an adjacent tract to these wells in

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2017 and intends to develop the wells now with longer laterals drilled into this adjacent tract. This will now take longer than the five year time horizon from original booking. PUD reserves of 18 Bcfe were removed due to a change in plans this year and its impact on a few wells. As part of Seneca’s transition toward a Utica focused development program in the Western Development Area, certain Marcellus wells have been replaced with Utica wells in our development plan.
The decrease in PUD reserves in 2016 of 284 Bcfe was a result of 102 Bcfe in new PUD reserve additions (102 Bcfe from the Marcellus Shale), offset by sales of 166 Bcfe associated with a joint development agreement (JDA) that Seneca entered into in December 2015, 14 Bcfe in downward revisions to remaining PUD reserves, offset by 110 Bcfe in PUD conversions to developed reserves and 96 Bcfe in PUD reserves removed. The PUD reserves removed were primarily in the Marcellus Shale (74 Bcfe) and were due to several factors including schedule changes, lower performance expectations and lower natural gas pricing. Geneseo Shale PUD reserves of 23 Bcfe were removed solely due to lower gas pricing as they were uneconomic at trailing twelve month pricing.
The Company invested $101 million during the year ended September 30, 2017 to convert 147 Bcfe (159 Bcfe before revisions) of Marcellus PUD reserves to developed reserves. This represents 27% of the net PUD reserves booked at September 30, 2016. In fiscal 2017, the Company developed 37 (or 41%) of its wells that were recorded at September 30, 2016. The vast majority of these wells were in the Appalachian region.
The Company invested $93 million (includes $36 million of drilling carry costs for a JDA partner that were later reimbursed) during the year ended September 30, 2016 to convert 92 Bcfe (110 Bcfe before revisions) of PUD reserves to developed reserves. This represents 11% of the net PUD reserves recorded at September 30, 2015. In 2016, the majority of Seneca's planned PUD reserves development was funded by a JDA partner, which reduced Seneca's working interest, as discussed in Note A — Summary of Significant Accounting Policies under the heading “Property, Plant and Equipment.” In fiscal 2016, the Company developed 31 (or 28%) of its gross Marcellus Shale wells that were recorded at September 30, 2015. The majority of these wells were included in the JDA.  Including the impact of JDA sales, the Company developed 207 Bcfe (or 25%) of its net PUD reserves recorded at September 30, 2015. In addition, as stated above, the sales associated with the JDA further decreased PUD reserves.
As part of Seneca’s JDA in the Marcellus Shale, Seneca anticipates it will sell approximately 60 Bcfe of its working interest PUD reserves in 2018 to its JDA partner as it develops the last group of wells included in the JDA.
In 2018, the Company estimates that it will invest approximately $186 million to develop its PUD reserves. The Company is committed to developing its PUD reserves within five years as required by the SEC’s final rule on Modernization of Oil and Gas Reporting. Since that rule, and over the last five years, the Company developed 39% of its beginning year PUD reserves in fiscal 2013, 51% of its beginning year PUD reserves in fiscal 2014, 33% of its beginning year PUD reserves in fiscal 2015, 25% of its beginning year PUD reserves in fiscal 2016 and 27% of its beginning year PUD reserves in fiscal 2017.
At September 30, 2017, the Company does not have a material concentration of proved undeveloped reserves that have been on the books for more than five years at the corporate level, country level or field level. All of the Company’s proved reserves are in the United States.
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

NATIONAL FUEL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended September 30
	2017	2016	2015
	(Thousands)
United States
Future Cash Inflows	$6,144,317	$3,768,463	$6,916,775
Less:
Future Production Costs	2,378,262	1,994,916	2,854,142
Future Development Costs	411,578	375,152	761,922
Future Income Tax Expense at Applicable Statutory Rate	1,160,469	303,397	1,117,433
Future Net Cash Flows	2,194,008	1,094,998	2,183,278
Less:
10% Annual Discount for Estimated Timing of Cash Flows	1,080,962	452,470	860,244
Standardized Measure of Discounted Future Net Cash Flows	$1,113,046	$642,528	$1,323,034
The principal sources of change in the standardized measure of discounted future net cash flows were as follows:

	Year Ended September 30
	2017	2016	2015
	(Thousands)
United States
Standardized Measure of Discounted Future
Net Cash Flows at Beginning of Year	$642,528	$1,323,034	$2,066,878
Sales, Net of Production Costs	(345,075)	(218,444)	(318,753)
Net Changes in Prices, Net of Production Costs	828,187	(1,066,593)	(1,752,843)
Extensions and Discoveries	170,500	47,742	266,159
Changes in Estimated Future Development Costs	8,816	143,752	164,510
Sales of Minerals in Place	(9,849)	(95,849)	(1)
Previously Estimated Development Costs Incurred	101,134	92,840	161,833
Net Change in Income Taxes at Applicable Statutory Rate	(393,353)	387,739	545,442
Revisions of Previous Quantity Estimates	39,078	6,202	(16,573)
Accretion of Discount and Other	71,080	22,105	206,382
Standardized Measure of Discounted Future Net Cash Flows at End of Year	$1,113,046	$642,528	$1,323,034

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions (2)	Balance at End of Period
Year Ended September 30, 2017
Allowance for Uncollectible Accounts	$21,109	$6,301	$1,774	$6,658	$22,526
Year Ended September 30, 2016
Allowance for Uncollectible Accounts	$29,029	$6,819	$1,521	$16,260	$21,109
Year Ended September 30, 2015
Allowance for Uncollectible Accounts	$31,811	$9,316	$2,585	$14,683	$29,029

(1)	Represents the discount on accounts receivable purchased in accordance with the Utility segment’s 2005 New York rate agreement.

(2)	Amounts represent net accounts receivable written-off.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, published in 2013. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. The report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
None.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
The information concerning directors will be set forth in the definitive Proxy Statement under the headings entitled “Nominees for Election as Directors for Three-Year Terms to Expire in 2021,” “Directors Whose Terms Expire in 2020,” “Directors Whose Terms Expire in 2019,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning corporate governance will be set forth in the definitive Proxy Statement under the heading entitled “Meetings of the Board of Directors and Standing Committees” and is incorporated herein by reference. Information concerning the Company’s executive officers can be found in Part I, Item 1, of this report.
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

3(ii)	By-Laws:

•	National Fuel Gas Company By-Laws as amended March 10, 2016 (Exhibit 3.1, Form 8-K dated March 16, 2016)

Exhibit Number	Description of Exhibits
4	Instruments Defining the Rights of Security Holders, Including Indentures:

•	Indenture, dated as of October 15, 1974, between the Company and The Bank of New York Mellon (formerly Irving Trust Company) (Exhibit 2(b) in File No. 2-51796)

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

•	Indenture dated as of October 1, 1999, between the Company and The Bank of New York Mellon (formerly The Bank of New York) (Exhibit 4.1, Form 10-K for fiscal year ended September 30, 1999)

•	Officer’s Certificate establishing 8.75% Notes due 2019, dated April 6, 2009 (Exhibit 4.4, Form 8-K dated April 6, 2009)

•	Officer’s Certificate establishing 4.90% Notes due 2021, dated December 1, 2011 (Exhibit 4.4, Form 8-K dated December 1, 2011)

•	Officers Certificate establishing 3.75% Notes due 2023, dated February 15, 2023 (Exhibit 4.1.1, Form 8-K dated February 15, 2013)

•	Officers Certificate establishing 5.20% Notes due 2025, dated June 25, 2015 (Exhibit 4.1.1, Form 8-K dated June 25, 2015)

•	Officers Certificate establishing 3.95% Notes due 2027, dated September 27, 2017 (Exhibit 4.1.1, Form 8-K dated September 27, 2017)

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

•
Third Amended and Restated Credit Agreement, dated as of September 9, 2016, among the Company, the Lenders Party Thereto, and JP Morgan Chase Bank, National Association, as Administrative Agent (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2016)

•	Form of Indemnification Agreement, dated September 2006, between the Company and each Director (Exhibit 10.1, Form 8-K dated September 18, 2006)

Exhibit Number	Description of Exhibits
Management Contracts and Compensatory Plans and Arrangements:

•
Form of Amended and Restated Employment Continuation and Noncompetition Agreement among the Company, a subsidiary of the Company and each of David P. Bauer, Carl M. Carlotti, John R. Pustulka, and Ronald J. Tanski (Exhibit 10.1, Form 10-K for the fiscal year ended September 30, 2008)

10.1	Form of Amended and Restated Employment Continuation and Noncompetition Agreement between Seneca Resources Corporation and John P. McGinnis

•	National Fuel Gas Company 1997 Award and Option Plan, as amended and restated as of July 23, 2007 (Exhibit 10.4, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2008)

•	Form of Stock Appreciation Right Award Notice under National Fuel Gas Company 1997 Award and Option Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2011)

•	National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 8-K dated March 16, 2015)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended March 31, 2010)

•	Form of Stock Appreciation Right Award Notice under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.4, Form 10-Q for the quarterly period ended December 31, 2010)

•	National Fuel Gas Company 2012 Annual At Risk Compensation Incentive Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended March 31, 2012)

•	National Fuel Gas Company Executive Annual Cash Incentive Program (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2009)

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

•
Form of Award Notice for Return on Capital Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.1, Form 10-Q for the quarterly period ended December 31, 2016)

•
Form of Award Notice for Total Shareholder Return Performance Shares under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.2, Form 10-Q for the quarterly period ended December 31, 2016)

•	Form of Award Notice for Restricted Stock Units under the National Fuel Gas Company 2010 Equity Compensation Plan (Exhibit 10.3, Form 10-Q for the quarterly period ended December 31, 2016)

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

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the fiscal years ended September 30, 2013 through 2017

21	Subsidiaries of the Registrant

23	Consents of Experts:

23.1	Consent of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

23.2	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications:

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Additional Exhibits:

99.1	Report of Netherland, Sewell & Associates, Inc. regarding Seneca Resources Corporation

99.2	Company Maps

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the years ended September 30, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015 (iii) the Consolidated Balance Sheets at September 30, 2017 and September 30, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

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
Date: November 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ D. F. Smith	Chairman of the Board and Director	Date: November 17, 2017
D. F. Smith

/s/ P. C. Ackerman	Director	Date: November 17, 2017
P. C. Ackerman

/s/ D. C. Carroll	Director	Date: November 17, 2017
D. C. Carroll

/s/ S. E. Ewing	Director	Date: November 17, 2017
S. E. Ewing

/s/ J. N. Jaggers	Director	Date: November 17, 2017
J. N. Jaggers

/s/ C. G. Matthews	Director	Date: November 17, 2017
C. G. Matthews

/s/ R. Ranich	Director	Date: November 17, 2017
R. Ranich

/s/ J. W. Shaw	Director	Date: November 17, 2017
J. W. Shaw

/s/ T. E. Skains	Director	Date: November 17, 2017
T. E. Skains

/s/ R. J. Tanski	President, Chief Executive Officer and Director	Date: November 17, 2017
R. J. Tanski

/s/ D. P. Bauer	Treasurer and Principal Financial Officer	Date: November 17, 2017
D. P. Bauer

/s/ K. M. Camiolo	Controller and Principal Accounting Officer	Date: November 17, 2017
K. M. Camiolo