Form 10-Q
period 2018-03-31
NATIONAL FUEL GAS CO
filed 2018-05-04
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2018: 85,927,173 shares.

GLOSSARY OF TERMS

Frequently used abbreviations, acronyms, or terms used in this report:

National Fuel Gas Companies
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries as appropriate in the context of the disclosure
Distribution Corporation	National Fuel Gas Distribution Corporation
Empire	Empire Pipeline, Inc.
Midstream Corporation	National Fuel Gas Midstream Corporation
National Fuel	National Fuel Gas Company
NFR	National Fuel Resources, Inc.
Registrant	National Fuel Gas Company
Seneca	Seneca Resources Corporation
Supply Corporation	National Fuel Gas Supply Corporation

Regulatory Agencies
CFTC	Commodity Futures Trading Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
NYDEC	New York State Department of Environmental Conservation
NYPSC	State of New York Public Service Commission
PaDEP	Pennsylvania Department of Environmental Protection
PaPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
2017 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended September 30, 2017
2017 Tax Reform Act	Tax legislation referred to as the "Tax Cuts and Jobs Act," enacted December 22, 2017.
Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Bcfe (or Mcfe) – represents Bcf (or Mcf) Equivalent	The total heat value (Btu) of natural gas and oil expressed as a volume of natural gas. The Company uses a conversion formula of 1 barrel of oil = 6 Mcf of natural gas.
Btu	British thermal unit; the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit
Capital expenditure	Represents additions to property, plant, and equipment, or the amount of money a company spends to buy capital assets or upgrade its existing capital assets.
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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars, Except Per Common Share Amounts)	2018	2017	2018	2017
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$339,422	$308,889	$565,147	$516,669
Exploration and Production and Other Revenues	147,868	159,997	288,318	321,691
Pipeline and Storage and Gathering Revenues	53,615	53,189	107,096	106,216
	540,905	522,075	960,561	944,576

Operating Expenses:
Purchased Gas	176,608	147,971	270,642	218,214
Operation and Maintenance:
Utility and Energy Marketing	61,410	63,907	112,780	114,329
Exploration and Production and Other	39,586	37,593	75,127	68,055
Pipeline and Storage and Gathering	22,642	23,106	42,679	45,766
Property, Franchise and Other Taxes	22,802	22,542	43,650	42,921
Depreciation, Depletion and Amortization	61,155	56,999	116,985	113,194
	384,203	352,118	661,863	602,479
Operating Income	156,702	169,957	298,698	342,097
Other Income (Expense):
Interest Income	1,025	391	3,275	1,991
Other Income	770	1,744	2,492	3,356
Interest Expense on Long-Term Debt	(27,148)	(28,913)	(55,235)	(58,016)
Other Interest Expense	(1,233)	(924)	(1,736)	(1,834)
Income Before Income Taxes	130,116	142,255	247,494	287,594
Income Tax Expense (Benefit)	38,269	52,971	(43,007)	109,403

Net Income Available for Common Stock	91,847	89,284	290,501	178,191

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,014,733	762,641	851,669	676,361
	1,106,580	851,925	1,142,170	854,552

Dividends on Common Stock	(35,641)	(34,577)	(71,231)	(69,120)
Cumulative Effect of Adoption of Authoritative Guidance for Stock-Based Compensation	—	—	—	31,916
Balance at March 31	$1,070,939	$817,348	$1,070,939	$817,348

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.07	$1.05	$3.39	$2.09
Diluted:
Net Income Available for Common Stock	$1.06	$1.04	$3.37	$2.07
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	85,809,233	85,334,887	85,718,779	85,261,575
Used in Diluted Calculation	86,323,636	86,006,614	86,318,892	85,897,282
Dividends Per Common Share:
Dividends Declared	$0.415	$0.405	$0.830	$0.810
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of Dollars)	2018	2017	2018	2017
Net Income Available for Common Stock	$91,847	$89,284	$290,501	$178,191
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(678)	1,726	(722)	843
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(12,582)	44,097	(18,081)	(8,404)
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	—	—	(430)	(741)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	3,199	(10,472)	(9,349)	(41,189)
Other Comprehensive Income (Loss), Before Tax	(10,061)	35,351	(28,582)	(49,491)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	(252)	645	(317)	300
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(3,519)	18,352	(5,824)	(3,699)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	—	—	(158)	(272)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	551	(4,414)	(4,646)	(17,369)
Income Taxes – Net	(3,220)	14,583	(10,945)	(21,040)
Other Comprehensive Income (Loss)	(6,841)	20,768	(17,637)	(28,451)
Comprehensive Income	$85,006	$110,052	$272,864	$149,740

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	September 30, 2017
(Thousands of Dollars)
ASSETS
Property, Plant and Equipment	$10,126,931	$9,945,560
Less - Accumulated Depreciation, Depletion and Amortization	5,344,134	5,271,486
	4,782,797	4,674,074
Current Assets
Cash and Temporary Cash Investments	227,994	555,530
Hedging Collateral Deposits	3,657	1,741
Receivables – Net of Allowance for Uncollectible Accounts of $28,592 and $22,526, Respectively	198,922	112,383
Unbilled Revenue	60,059	22,883
Gas Stored Underground	6,842	35,689
Materials and Supplies - at average cost	34,769	33,926
Unrecovered Purchased Gas Costs	426	4,623
Other Current Assets	60,324	51,505
	592,993	818,280

Other Assets
Recoverable Future Taxes	115,514	181,363
Unamortized Debt Expense	7,861	1,159
Other Regulatory Assets	171,902	174,433
Deferred Charges	36,835	30,047
Other Investments	123,039	125,265
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	59,586	56,370
Fair Value of Derivative Financial Instruments	18,144	36,111
Other	426	742
	538,783	610,966

Total Assets	$5,914,573	$6,103,320

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	September 30, 2017
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 85,881,897 Shares and 85,543,125 Shares, Respectively	$85,882	$85,543
Paid in Capital	810,126	796,646
Earnings Reinvested in the Business	1,070,939	851,669
Accumulated Other Comprehensive Loss	(47,760)	(30,123)
Total Comprehensive Shareholders’ Equity	1,919,187	1,703,735
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,085,012	2,083,681
Total Capitalization	4,004,199	3,787,416

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	—	300,000
Accounts Payable	127,585	126,443
Amounts Payable to Customers	12,083	—
Dividends Payable	35,641	35,500
Interest Payable on Long-Term Debt	26,435	35,031
Customer Advances	154	15,701
Customer Security Deposits	18,973	20,372
Other Accruals and Current Liabilities	147,549	111,889
Fair Value of Derivative Financial Instruments	11,475	1,103
	379,895	646,039

Deferred Credits
Deferred Income Taxes	482,682	891,287
Taxes Refundable to Customers	365,091	95,739
Cost of Removal Regulatory Liability	207,711	204,630
Other Regulatory Liabilities	124,868	113,716
Pension and Other Post-Retirement Liabilities	133,852	149,079
Asset Retirement Obligations	106,481	106,395
Other Deferred Credits	109,794	109,019
	1,530,479	1,669,865
Commitments and Contingencies (Note 6)	—	—

Total Capitalization and Liabilities	$5,914,573	$6,103,320

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of Dollars)	2018	2017
OPERATING ACTIVITIES
Net Income Available for Common Stock	$290,501	$178,191
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	116,985	113,194
Deferred Income Taxes	(62,459)	63,781
Stock-Based Compensation	7,862	5,632
Other	8,052	7,713
Change in:
Hedging Collateral Deposits	(1,916)	(287)
Receivables and Unbilled Revenue	(123,954)	(92,155)
Gas Stored Underground and Materials and Supplies	28,004	24,476
Unrecovered Purchased Gas Costs	4,197	(2,241)
Other Current Assets	(8,819)	7,769
Accounts Payable	10,838	13,997
Amounts Payable to Customers	12,083	(71)
Customer Advances	(15,547)	(14,462)
Customer Security Deposits	(1,399)	1,493
Other Accruals and Current Liabilities	37,646	44,690
Other Assets	(9,541)	(32)
Other Liabilities	(5,767)	202
Net Cash Provided by Operating Activities	286,766	351,890

INVESTING ACTIVITIES
Capital Expenditures	(261,720)	(208,231)
Net Proceeds from Sale of Oil and Gas Producing Properties	17,310	26,554
Other	5,355	(3,225)
Net Cash Used in Investing Activities	(239,055)	(184,902)

FINANCING ACTIVITIES
Reduction of Long-Term Debt	(307,047)	—
Dividends Paid on Common Stock	(71,091)	(69,017)
Net Proceeds from Issuance of Common Stock	2,891	3,230
Net Cash Used in Financing Activities	(375,247)	(65,787)
Net Increase (Decrease) in Cash and Temporary Cash Investments	(327,536)	101,201
Cash and Temporary Cash Investments at October 1	555,530	129,972
Cash and Temporary Cash Investments at March 31	$227,994	$231,173

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$51,939	$36,932
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

The earnings for the six months ended March 31, 2018 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2018.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 7 – Business Segment Information.

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

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $34.3 million at March 31, 2018, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $67.6 million and $80.9 million at March 31, 2018 and September 30, 2017, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At March 31, 2018, the ceiling exceeded the book value of the oil and gas properties by approximately $502.8 million. In adjusting estimated future cash flows for hedging under the ceiling test at March 31, 2018, estimated future net cash flows were increased by $7.5 million.

On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $305 million for its 80% working interest in the 75 joint development wells. Of this amount, IOG has funded $301.5 million as of March 31, 2018, which includes $181.2 million of cash ($137.3 million in fiscal 2016, $26.6 million in fiscal 2017 and $17.3 million in the six months ended March 31, 2018) shown as Net Proceeds from Sale of Oil and Gas Producing Properties on the Consolidated Statements of Cash Flows for fiscal 2016, fiscal 2017 and for the six months ended March 31, 2018, respectively. Such proceeds from sale represent funding received from IOG for costs previously incurred by Seneca to develop a portion of the 75 joint development wells. As the fee-owner of the property’s mineral rights, Seneca currently retains a 7.5% royalty interest and the remaining 20% working interest (26% net revenue interest) in 56 of the joint development wells. In the remaining 19 wells, Seneca retains a 20% working and net revenue interest. Seneca’s working interest under the agreement will increase to 85% after IOG achieves a 15% internal rate of return.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the quarter and six months ended March 31, 2018 and 2017, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2018
Balance at January 1, 2018	$10,256	$7,311	$(58,486)	$(40,919)
Other Comprehensive Gains and Losses Before Reclassifications	(9,063)	(426)	—	(9,489)
Amounts Reclassified From Other Comprehensive Income (Loss)	2,648	—	—	2,648
Balance at March 31, 2018	$3,841	$6,885	$(58,486)	$(47,760)
Six Months Ended March 31, 2018
Balance at October 1, 2017	$20,801	$7,562	$(58,486)	$(30,123)
Other Comprehensive Gains and Losses Before Reclassifications	(12,257)	(405)	—	(12,662)
Amounts Reclassified From Other Comprehensive Income (Loss)	(4,703)	(272)	—	(4,975)
Balance at March 31, 2018	$3,841	$6,885	$(58,486)	$(47,760)
Three Months Ended March 31, 2017
Balance at January 1, 2017	$16,570	$5,047	$(76,476)	$(54,859)
Other Comprehensive Gains and Losses Before Reclassifications	25,745	1,081	—	26,826
Amounts Reclassified From Other Comprehensive Income (Loss)	(6,058)	—	—	(6,058)
Balance at March 31, 2017	$36,257	$6,128	$(76,476)	$(34,091)
Six Months Ended March 31, 2017
Balance at October 1, 2016	$64,782	$6,054	$(76,476)	$(5,640)
Other Comprehensive Gains and Losses Before Reclassifications	(4,705)	543	—	(4,162)
Amounts Reclassified From Other Comprehensive Income (Loss)	(23,820)	(469)	—	(24,289)
Balance at March 31, 2017	$36,257	$6,128	$(76,476)	$(34,091)

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the quarter and six months ended March 31, 2018 and 2017 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($3,467)	$12,109	$9,375	$43,429	Operating Revenues
Commodity Contracts	750	(1,498)	947	(1,958)	Purchased Gas
Foreign Currency Contracts	(482)	(139)	(973)	(282)	Operation and Maintenance Expense
Gains (Losses) on Securities Available for Sale	—	—	430	741	Other Income
	(3,199)	10,472	9,779	41,930	Total Before Income Tax
	551	(4,414)	(4,804)	(17,641)	Income Tax Expense
	($2,648)	$6,058	$4,975	$24,289	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2018	At September 30, 2017

Prepayments	$6,208	$10,927
Prepaid Property and Other Taxes	22,482	13,974
Federal Income Taxes Receivable	17,282	—
State Income Taxes Receivable	2,371	9,689
Fair Values of Firm Commitments	1,608	1,031
Regulatory Assets	10,373	15,884
	$60,324	$51,505

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2018	At September 30, 2017

Accrued Capital Expenditures	$26,800	$37,382
Regulatory Liabilities	41,409	34,059
Reserve for Gas Replacement	34,332	—
Federal Income Taxes Payable	—	1,775
2017 Tax Reform Act Regulatory Refund	11,336	—
Other	33,672	38,673
	$147,549	$111,889

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were stock options, SARs, restricted stock units and performance shares.  For the quarter and six months ended March 31, 2018, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  Stock options, SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 685,338 securities and 316,159 securities excluded as being antidilutive for the quarter and six months ended March 31, 2018, respectively. There were 157,554 securities and 158,211 securities excluded as being antidilutive for the quarter and six months ended March 31, 2017, respectively.

Stock-Based Compensation.  The Company granted 208,588 performance shares during the six months ended March 31, 2018. The weighted average fair value of such performance shares was $50.95 per share for the six months ended March 31, 2018. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the six months ended March 31, 2018 must meet a performance goal related to relative return on capital over the performance cycle of October 1, 2017 to September 30, 2020.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the six months ended March 31, 2018 must meet a performance goal related to relative total shareholder return over the performance cycle of October 1, 2017 to September 30, 2020.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 89,672 non-performance based restricted stock units during the six months ended March 31, 2018.  The weighted average fair value of such non-performance based restricted stock units was $51.23 per share for the six months ended March 31, 2018.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These non-performance based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for non-performance based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

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
In February 2018, the FASB issued authoritative guidance that allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act and requires certain disclosures about stranded tax effects. The new guidance will be effective as of the Company’s first quarter of fiscal 2020, with early adoption permitted. The Company anticipates early adoption and is currently awaiting regulatory approval of the reclassification to retained earnings from the FERC for the Company’s Pipeline and Storage segment.
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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2018 and September 30, 2017.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2018
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$196,448	$—	$—	$—	$196,448
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	727	—	—	(727)	—
Over the Counter Swaps – Gas and Oil	—	32,770	—	(14,837)	17,933
Foreign Currency Contracts	—	608	—	(397)	211
Other Investments:
Balanced Equity Mutual Fund	36,910	—	—	—	36,910
Fixed Income Mutual Fund	44,192	—	—	—	44,192
Common Stock – Financial Services Industry	2,885	—	—	—	2,885
Hedging Collateral Deposits	3,657	—	—	—	3,657
Total	$284,819	$33,378	$—	$(15,961)	$302,236

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$1,479	$—	$—	$(727)	$752
Over the Counter Swaps – Gas and Oil	—	24,911	—	(14,837)	10,074
Foreign Currency Contracts	—	1,046	—	(397)	649
Total	$1,479	$25,957	$—	$(15,961)	$11,475
Total Net Assets/(Liabilities)	$283,340	$7,421	$—	$—	$290,761

Recurring Fair Value Measures	At fair value as of September 30, 2017
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$527,978	$—	$—	$—	$527,978
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	1,483	—	—	(963)	520
Over the Counter Swaps – Gas and Oil	—	38,977	—	(4,206)	34,771
Foreign Currency Contracts	—	1,227	—	(407)	820
Other Investments:
Balanced Equity Mutual Fund	37,033	—	—	—	37,033
Fixed Income Mutual Fund	45,727	—	—	—	45,727
Common Stock – Financial Services Industry	3,150	—	—	—	3,150
Hedging Collateral Deposits	1,741	—	—	—	1,741
Total	$617,112	$40,204	$—	$(5,576)	$651,740

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$963	$—	$—	$(963)	$—
Over the Counter Swaps – Gas and Oil	—	5,309	—	(4,206)	1,103
Foreign Currency Contracts	—	407	—	(407)	—
Total	$963	$5,716	$—	$(5,576)	$1,103
Total Net Assets/(Liabilities)	$616,149	$34,488	$—	$—	$650,637

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At March 31, 2018 and September 30, 2017, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits were $3.7 million at March 31, 2018 and $1.7 million at September 30, 2017, which were associated with these futures contracts and have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2018 and September 30, 2017 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, crude oil price swap agreements used in the Company’s Exploration and Production segment and foreign currency contracts used in the Company's Exploration and Production segment. The derivative financial instruments reported in Level 2 at March 31, 2018 also include basis hedge swap agreements used in the Company's Energy Marketing segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2018, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For the quarters and six months ended March 31, 2018 and March 31, 2017, there were no assets or liabilities measured at fair value and classified as Level 3. For the quarters and six months ended March 31, 2018 and March 31, 2017, no transfers in or out of Level 1 or Level 2 occurred.

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

	March 31, 2018		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,085,012	$2,169,067	$2,383,681	$2,523,639

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2018	At September 30, 2017

Life Insurance Contracts	$39,052	$39,355
Equity Mutual Fund	36,910	37,033
Fixed Income Mutual Fund	44,192	45,727
Marketable Equity Securities	2,885	3,150
	$123,039	$125,265

Investments in life insurance contracts are stated at their cash surrender values or net present value. Investments in an equity mutual fund, a fixed income mutual fund and the stock of an insurance company (marketable equity securities) are stated at fair value based on quoted market prices. The gross unrealized gain on the equity mutual fund was $9.4 million at March 31, 2018 and $9.9 million at September 30, 2017. A sale of shares in the equity mutual fund during the six months ended March 31, 2018 resulted in $1.5 million of cash proceeds and a realized gain of $0.4 million. The gross unrealized loss on the fixed income mutual fund was $0.5 million at March 31, 2018 and was less than $0.1 million at September 30, 2017. A sale of shares in the fixed income mutual fund during the six months ended March 31, 2018 resulted in $1.5 million of cash proceeds and a realized loss of less than $0.1 million. The gross unrealized gain on the marketable equity securities was $1.9 million at March 31, 2018 and $2.2 million at September 30, 2017. The insurance contracts and marketable equity and fixed income securities are primarily informal funding mechanisms for various benefit obligations the Company has to certain employees.

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2018 and September 30, 2017.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

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

As of March 31, 2018, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	106.6	Bcf (short positions)
Natural Gas	1.7	Bcf (long positions)
Crude Oil	4,284,000	Bbls (short positions)

As of March 31, 2018, the Company was hedging a total of $91.1 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).

As of March 31, 2018, the Company had $8.1 million ($3.8 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $4.1 million ($1.6 million after tax) of unrealized losses will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transaction are recorded in earnings. It is expected that $12.2 million ($5.4 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income after 12 months as the underlying hedged transaction are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2018 and 2017 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships
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
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Commodity Contracts	$(10,514)	$42,484	Operating Revenue	$(3,467)	$12,109	Operating Revenue	$335	$—
Commodity Contracts	(344)	1,044	Purchased Gas	750	(1,498)	Not Applicable	—	—
Foreign Currency Contracts	(1,724)	569	Operation and Maintenance Expense	(482)	(139)	Not Applicable	—	—
Total	$(12,582)	$44,097		$(3,199)	$10,472		$335	$—

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2018 and 2017 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Six Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion) for the Six Months Ended March 31,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Commodity Contracts	$(16,463)	$(7,960)	Operating Revenue	$9,375	$43,429	Operating Revenue	$(98)	$(100)
Commodity Contracts	613	(492)	Purchased Gas	947	(1,958)	Not Applicable	—	—
Foreign Currency Contracts	(2,231)	48	Operation and Maintenance Expense	(973)	(282)	Not Applicable	—	—
Total	$(18,081)	$(8,404)		$9,349	$41,189		$(98)	$(100)

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments, and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2018, the Company’s Energy Marketing segment had fair value hedges covering approximately 21.7 Bcf (21.1 Bcf of fixed price sales commitments and 0.6 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2018 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2018 (In Thousands)
Commodity Contracts	Operating Revenues	$(838)	$838
Commodity Contracts	Purchased Gas	$(196)	$196
		$(1,034)	$1,034

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with seventeen counterparties of which eight are in a net gain position. On average, the Company had $2.3 million of credit exposure per counterparty in a gain position at March 31, 2018. The maximum credit exposure per counterparty in a gain position at March 31, 2018 was $8.6 million. As of March 31, 2018, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

As of March 31, 2018, fourteen of the seventeen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2018, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $16.8 million according to the Company’s internal model (discussed in Note 2 — Fair Value Measurements).  At March 31, 2018, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $8.5 million according to the Company's internal model (discussed in Note 2 - Fair Value Measurements). For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at March 31, 2018.

For its exchange traded futures contracts, the Company was required to post $3.7 million in hedging collateral deposits as of March 31, 2018. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 4 - Income Taxes

The effective tax rate for the quarters ended March 31, 2018 and March 31, 2017 was 29.4% and 37.2%, respectively. The difference is primarily a result of the lower statutory rate of 24.5% under the 2017 Tax Reform Act (as discussed below). The effective tax rate for the six months ended March 31, 2018 and March 31, 2017 was negative 17.4% and 38.0%, respectively. The difference is a result of the impact of the one-time remeasurement of the deferred income tax liability and a lower statutory rate of 24.5% under the 2017 Tax Reform Act.
On December 22, 2017, federal tax legislation referred to as the “Tax Cuts and Jobs Act” (the 2017 Tax Reform Act) was enacted. The 2017 Tax Reform Act significantly changes the taxation of business entities and includes a reduction in the corporate federal income tax rate from 35% to a blended 24.5% for fiscal 2018 and 21% for fiscal 2019 and beyond. The changes had a material impact on the financial statements in the quarter and six months ended March 31, 2018. The Company’s deferred income taxes were remeasured based upon the new tax rates. For the non-rate regulated activities through the six months ended March 31, 2018, the change in deferred income taxes of $107.0 million was recorded as a reduction to income tax expense. For the Company's rate regulated activities, the reduction in deferred income taxes of $336.7 million was recorded as a decrease to Recoverable Future Taxes of $65.7 million and an increase to Taxes Refundable to Customers of $271.0 million. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred income taxes will be determined by the federal and state regulatory agencies. The Company is currently reviewing guidance issued by regulatory agencies in the jurisdictions in which it operates. For further discussion, refer to Note 9 - Regulatory Matters.
The 2017 Tax Reform Act also repealed the corporate alternative minimum tax (AMT) and provides that the Company’s existing AMT credit carryovers are refundable beginning in fiscal 2019. As of March 31, 2018, the Company had $89.6 million of AMT credit carryovers that are expected to be utilized or refunded between fiscal 2019 and fiscal 2022. During the quarter ended March 31, 2018, the Company recorded a $4.0 million estimate of the potential sequestration of the refunds of the AMT credits.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118) which provides for up to a one year period (the measurement period) in which to complete the required analysis and income tax accounting for the 2017 Tax Reform Act. The Company has determined a reasonable estimate for the measurement of the changes in deferred income taxes (noted above), which have been reflected as provisional amounts in the March 31, 2018 financial statements. The final determination of the impact of the income tax effects of these items will require additional analysis and further interpretation of the 2017 Tax Reform Act from yet to be issued U.S. Treasury regulations, state income tax guidance, federal/state regulatory guidance, technical corrections and the filing of the Company's fiscal 2017 federal consolidated tax return. The Company expects to finalize the analysis within SAB 118’s one-year measurement period.

Note 5 - Capitalization

Common Stock.  During the six months ended March 31, 2018, the Company issued 64,085 original issue shares of common stock as a result of SARs exercises, 68,534 original issue shares of common stock for restricted stock units that vested and 79,079 original issue shares of common stock for performance shares that vested.  In addition, the Company issued 109,535 original issue shares of common stock for the Direct Stock Purchase and Dividend Reinvestment Plan and 55,280 original issue shares of common stock for the Company’s 401(k) plans.  The Company also issued 13,833 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2018.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the six months ended March 31, 2018, 51,574 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.    None of the Company's long-term debt at March 31, 2018 will mature within the following twelve-month period. Current Portion of Long-Term Debt at September 30, 2017 consisted of $300.0 million of 6.50% notes scheduled to mature in April 2018. The Company redeemed these notes on October 18, 2017 for $307.0 million, plus accrued interest. The call premium was recorded to Unamortized Debt Expense on the Consolidated Balance Sheet in October 2017.

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

At March 31, 2018, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $7.1 million, which includes a $4.2 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at March 31, 2018. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 4 years and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

Northern Access 2016 Project. On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access 2016 project described herein. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, Supply Corporation and Empire filed a Petition for Review in the United States Court of Appeals for the Second Circuit of the NYDEC's Notice of Denial with respect to National Fuel's application for the Water Quality Certification, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company also has pending with FERC a proceeding asserting, among other things, that the NYDEC exceeded the reasonable and statutory time frames to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. In light of these pending legal actions, the Company has not yet determined a target in-service date. As a result of the decision of the NYDEC, Supply Corporation and Empire evaluated the capitalized project costs for impairment as of March 31, 2018 and determined that an impairment charge was not required. The evaluation considered probability weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYDEC and construction of the pipeline, as well as a scenario where the project does not proceed. Further developments or indicators of an unfavorable resolution could result in the impairment of a significant portion of the project costs, which totaled $75.1 million at March 31, 2018. The project costs are included within Property, Plant and Equipment and Deferred Charges on the Consolidated Balance Sheet.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2017 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2017 Form 10-K.  A listing of segment assets at March 31, 2018 and September 30, 2017 is shown in the tables below.

Quarter Ended March 31, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$146,411	$53,714	$(99)	$283,778	$55,644	$539,448	$1,232	$225	$540,905
Intersegment Revenues	$—	$23,044	$27,832	$5,700	$(51)	$56,525	$—	$(56,525)	$—
Segment Profit: Net Income (Loss)	$26,537	$22,724	$11,770	$33,360	$578	$94,969	$207	$(3,329)	$91,847

Six Months Ended March 31, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$285,552	$107,025	$71	$470,867	$94,280	$957,795	$2,328	$438	$960,561
Intersegment Revenues	$—	$45,028	$51,497	$7,882	$76	$104,483	$—	$(104,483)	$—
Segment Profit: Net Income (Loss)	$133,235	$61,186	$57,169	$54,353	$1,624	$307,567	$(511)	$(16,555)	$290,501

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2018	$1,540,251	$1,764,554	$517,335	$1,963,421	$61,166	$5,846,727	$77,252	$(9,406)	$5,914,573
At September 30, 2017	$1,407,152	$1,929,788	$580,051	$2,013,123	$60,937	$5,991,051	$76,861	$35,408	$6,103,320

Quarter Ended March 31, 2017 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$159,553	$53,163	$26	$257,949	$50,940	$521,631	$218	$226	$522,075
Intersegment Revenues	$—	$22,592	$27,936	$6,096	$16	$56,640	$—	$(56,640)	$—
Segment Profit: Net Income (Loss)	$33,769	$19,256	$10,285	$25,581	$905	$89,796	$(221)	$(291)	$89,284

Six Months Ended March 31, 2017 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$320,485	$106,164	$52	$428,919	$87,750	$943,370	$772	$434	$944,576
Intersegment Revenues	$—	$44,746	$55,776	$7,922	$35	$108,479	$—	$(108,479)	$—
Segment Profit: Net Income (Loss)	$68,849	$38,624	$21,266	$46,755	$2,687	$178,181	$(400)	$410	$178,191

Note 8 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2018	2017	2018	2017

Service Cost	$2,480	$2,992	$458	$612
Interest Cost	8,252	9,596	3,700	4,752
Expected Return on Plan Assets	(15,429)	(14,929)	(7,871)	(7,865)
Amortization of Prior Service Cost (Credit)	235	264	(107)	(107)
Amortization of Losses	9,301	10,672	2,639	4,604
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	6,492	6,234	6,250	3,790

Net Periodic Benefit Cost	$11,331	$14,829	$5,069	$5,786

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2018	2017	2018	2017

Service Cost	$4,960	$5,984	$915	$1,224
Interest Cost	16,503	19,192	7,400	9,504
Expected Return on Plan Assets	(30,857)	(29,859)	(15,741)	(15,729)
Amortization of Prior Service Cost (Credit)	469	529	(214)	(214)
Amortization of Losses	18,602	21,343	5,279	9,207
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	8,214	6,770	9,858	5,102

Net Periodic Benefit Cost	$17,891	$23,959	$7,497	$9,094

(1)
The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the six months ended March 31, 2018, the Company contributed $27.6 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.1 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2018, the Company may contribute up to $5.0 million to the Retirement Plan. In the remainder of 2018, the Company expects its contributions to the VEBA trusts to be in the range of $0.5 million to $1.0 million.

Note 9 – Regulatory Matters

New York Jurisdiction

Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. On July 28, 2017, Distribution Corporation filed an appeal with New York State Supreme Court, Albany County, seeking review of the Order. The appeal contends that portions of the Order should be invalidated because they fail to meet the applicable legal standard for agency decisions. On December 11, 2017, the appeal was transferred to the Supreme Court, Appellate Division, Third Department. The Company cannot predict the outcome of the appeal at this time.
On December 29, 2017, the NYPSC issued an order instituting a proceeding to study the potential effects of the enactment of the 2017 Tax Reform Act on the tax expenses and liabilities of New York utilities, and the “regulatory treatment of any windfalls resulting from same in order to preserve the benefits for ratepayers.” In its order, the NYPSC stated that the effect of the 2017 Tax Reform Act on utilities’ taxation is likely to be material and complex and that the proceeding was needed to begin the process of addressing the impact on the State’s utilities and ratepayers. The order also declares that utilities are “put on notice that it is the [NYPSC]’s intent to ensure that net benefits accruing from the Tax Act are preserved for ratepayers, either through deferral accounting or another method, from the first day the Tax Act is put into effect. Utilities acting contrary to this intent do so at their own risk.” Pursuant to the order, a technical conference was held with the utilities in February 2018, and on March 29, 2018, the New York Department of Public Service Staff (Staff) issued a proposal for accounting and ratemaking treatment of the tax changes. Interested parties have been invited to comment on the Staff proposal, including whether and how to incorporate into utility rates any modifications necessary to reflect changes in federal tax law affecting utilities. Refer to Note 4 - Income Taxes for further discussion of the 2017 Tax Reform Act.
Pennsylvania Jurisdiction

Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.

By Secretarial Letter issued February 12, 2018, the PaPUC initiated a proceeding to determine the effects of the 2017 Tax Reform Act on the tax liabilities of PaPUC-regulated public utilities for 2018 and future years and the feasibility of reflecting such impacts on the rates charged to utility ratepayers. In connection with such letter, the PaPUC issued certain data requests to utilities regarding the 2017 Tax Reform Act, and Distribution Corporation filed responses in March 2018. On March 15, 2018, the PaPUC issued a Temporary Rates Order making Distribution Corporation’s rates (along with the rates of other Pennsylvania public utilities not presently in a general rate increase proceeding) temporary for a period of six months, which may be extended by the PaPUC for an additional six months. The order states that due to the decrease in federal tax rates associated with the 2017 Tax Reform Act, it appears that existing utility rates may be excessive and, therefore, no longer just and reasonable. The order states that the PaPUC is making rates temporary to maximize its authority to establish any negative surcharge, refund or other rate adjustment deemed to be necessary, just and reasonable to account for the tax rate reductions associated with the 2017 Tax Reform Act, and is consistent with the approach that the PaPUC took following federal tax reform in 1986. The order further states that the PaPUC anticipates that after further review and analysis of the responses to data requests, financial information and public comments, it will direct utilities to file appropriate tariffs to account for the tax reductions associated with the 2017 Tax Reform Act that became effective January 1, 2018. Refer to Note 4 - Income Taxes for further discussion of the 2017 Tax Reform Act.
FERC Jurisdiction
Supply Corporation currently has no active rate case on file. Supply Corporation's current rate settlement requires a rate case filing no later than December 31, 2019.
Empire currently has no active rate case on file. Empire’s current rate settlement requires a rate case filing no later than July 1, 2021.
On March 15, 2018, the FERC issued three documents regarding its plans to undertake review of the 2017 Tax Reform Act and its impact on pipelines: a Notice of Proposed Rulemaking which proposes to require pipelines to file a new form isolating the tax impact to each pipeline and also to make an election regarding the action the pipelines will take to address the lower tax rates, one of which is filing a Section 4 rate proceeding; a Policy Statement regarding the treatment of taxes by MLP entities; and a Notice of Inquiry regarding treatment of accumulated deferred income taxes and other tax issues associated with the 2017 Tax Reform Act. The Company cannot predict the outcome of any of these proceedings at this time. Refer to Note 4 - Income Taxes for further discussion of the 2017 Tax Reform Act.

Note 10 – Subsequent Event

The Company entered into a purchase and sale agreement to sell its oil and gas properties in the Sespe Field area of Ventura County, California in October 2017 for $43 million.  The Company completed the sale on May 1, 2018, effective as of October 1, 2017, receiving net proceeds of $38.3 million.  For the period of October 1, 2017 through April 30, 2018, the Company retained all production revenue less production expenses, resulting in lower proceeds from sale at the closing date. The divestiture of the Company’s oil and gas properties in the Sespe Field reflects continuing efforts to focus West Coast development activities in the San Joaquin basin, particularly at the Midway Sunset field in Kern County, California. Under the full cost method of accounting for oil and natural gas properties, the sale proceeds were accounted for as a reduction of capitalized costs.  Since the disposition did not significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, the Company did not record any gain or loss from this sale.

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

For the quarter and six months ended March 31, 2018 compared to the quarter and six months ended March 31, 2017, the Company experienced an increase in earnings of $2.5 million and $112.3 million, respectively. As a result of the 2017 Tax Reform Act, the effective tax rates for the quarter and six months ended March 31, 2018 of 29.4% and negative 17.4%, respectively, reflect a lower statutory rate of 24.5%. The effective tax rate for the six months ended March 31, 2018 also reflects the impact of a remeasurement of the Company's accumulated deferred income tax liability based upon the new tax rates, recorded as a $107.0 million reduction to income tax expense. This remeasurement amount reflects a $4.0 million reduction of income tax benefit recorded during the quarter ended March 31, 2018 to reflect an estimate of the potential sequestration of the refunds of alternative minimum tax credits. The Company's non-regulated operations are benefiting from the 2017 Tax Reform Act while the regulated operations anticipate future rate reductions. For further discussion of the impact of the 2017 Tax Reform Act to the Company, refer to Item 1 at Note 4 — Income Taxes. For further discussion of the Company’s earnings, refer to the Results of Operations section below.

On February 3, 2017, the Company, in its Pipeline and Storage segment, received FERC approval of a project to move significant prospective Marcellus production from Seneca’s Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with Tennessee Gas Pipeline’s 200 Line in East Aurora, New York (“Northern Access 2016”). On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company also has pending with FERC a proceeding asserting, among other things, that the NYDEC exceeded the reasonable and statutory time frames to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. The Company remains committed to the project. Approximately $75.1 million in costs have been incurred on this project through March 31, 2018, with the costs residing either in Construction Work in Progress, a component of Property, Plant and Equipment on the Consolidated Balance Sheet, or Deferred Charges.

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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the

Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At March 31, 2018, the ceiling exceeded the book value of the oil and gas properties by approximately $502.8 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2018, based on posted Midway Sunset prices, was $52.01 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2018, based on the quoted Henry Hub spot price for natural gas, was $3.00 per MMBtu.  (Note – because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for the twelve months ended March 31, 2018. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at March 31, 2018 (which would not have resulted in an impairment charge) if natural gas prices were $0.25 per MMBtu lower than the average prices used at March 31, 2018, if crude oil prices were $5 per Bbl lower than the average prices used at March 31, 2018, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at March 31, 2018 (all amounts are presented after-tax). These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices

Excess of Ceiling over Book Value under Sensitivity Analysis	$348.2	$465.9	$311.3

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

2017 Tax Reform Act.  On December 22, 2017, the tax legislation referred to as the “Tax Cuts and Jobs Act” (the 2017 Tax Reform Act) was enacted. The 2017 Tax Reform Act significantly changes the taxation of business entities and includes a reduction in the corporate federal income tax rate from 35% to a blended 24.5% for fiscal 2018 and 21% for fiscal 2019 and beyond. As a fiscal year taxpayer, the Company is required to use a blended tax rate for fiscal 2018.

The Company has determined a reasonable estimate under SAB 118 for the measurement of the changes in deferred income taxes in the March 31, 2018 financial statements. The final determination of the impact of the income tax effects of these items will require additional analysis and further interpretation of the 2017 Tax Reform Act from yet to be issued U.S. Treasury regulations, state income tax guidance, federal and state regulatory guidance, technical corrections and the filing of the Company's fiscal 2017 federal consolidated tax return. The Company expects to finalize the analysis within SAB 118's one-year measurement period. For further discussion of the impact of the 2017 Tax Reform Act to the Company, refer to Item 1 at Note 4 — Income Taxes.

RESULTS OF OPERATIONS

Earnings

The Company's earnings were $91.8 million for the quarter ended March 31, 2018 compared to earnings of $89.3 million for the quarter ended March 31, 2017.  The increase in earnings of $2.5 million is primarily a result of higher earnings in the Utility segment, Pipeline and Storage segment, Gathering segment and All Other category. Lower earnings in the Exploration and Production segment and Energy Marketing segment, as well as a loss in the Corporate category, partially offset these increases.

The Company's earnings were $290.5 million for the six months ended March 31, 2018 compared to earnings of $178.2 million for the six months ended March 31, 2017.  The increase in earnings of $112.3 million is primarily a result of higher earnings in the Exploration and Production segment, Gathering segment, Pipeline and Storage segment and Utility segment. Lower earnings in the Energy Marketing segment, as well as losses in the Corporate and All Other categories, partially offset these increases.

The Company's earnings for the six months ended March 31, 2018 include a $107.0 million remeasurement of accumulated deferred income taxes and a lower statutory rate of 24.5% as a result of the 2017 Tax Reform Act, as discussed above. This remeasurement amount reflects a $4.0 million reduction of income tax benefit recorded during the quarter ended March 31, 2018 to reflect an estimate of the potential sequestration of the refunds of alternative minimum tax credits. Additional discussion of earnings in each of the business segments can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Exploration and Production	$26,537	$33,769	$(7,232)	$133,235	$68,849	$64,386
Pipeline and Storage	22,724	19,256	3,468	61,186	38,624	22,562
Gathering	11,770	10,285	1,485	57,169	21,266	35,903
Utility	33,360	25,581	7,779	54,353	46,755	7,598
Energy Marketing	578	905	(327)	1,624	2,687	(1,063)
Total Reportable Segments	94,969	89,796	5,173	307,567	178,181	129,386
All Other	207	(221)	428	(511)	(400)	(111)
Corporate	(3,329)	(291)	(3,038)	(16,555)	410	(16,965)
Total Consolidated	$91,847	$89,284	$2,563	$290,501	$178,191	$112,310

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Gas (after Hedging)	$105,996	$122,818	$(16,822)	$204,111	$243,383	$(39,272)
Oil (after Hedging)	38,663	35,659	3,004	78,877	75,115	3,762
Gas Processing Plant	1,073	928	145	2,138	1,689	449
Other	679	148	531	426	298	128
	$146,411	$159,553	$(13,142)	$285,552	$320,485	$(34,933)

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Gas Production (MMcf)
Appalachia	41,403	40,805	598	76,817	80,612	(3,795)
West Coast	675	737	(62)	1,370	1,513	(143)
Total Production	42,078	41,542	536	78,187	82,125	(3,938)

Oil Production (Mbbl)
Appalachia	1	2	(1)	2	2	—
West Coast	662	672	(10)	1,334	1,393	(59)
Total Production	663	674	(11)	1,336	1,395	(59)

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.46	$2.71	$(0.25)	$2.41	$2.54	$(0.13)
West Coast	$4.40	$4.57	$(0.17)	$4.70	$4.40	$0.30
Weighted Average	$2.49	$2.75	$(0.26)	$2.45	$2.57	$(0.12)
Weighted Average After Hedging	$2.52	$2.96	$(0.44)	$2.61	$2.96	$(0.35)

Average Oil Price/Bbl
Appalachia	$58.54	$49.87	$8.67	$49.82	$49.04	$0.78
West Coast	$65.39	$47.96	$17.43	$61.61	$45.75	$15.86
Weighted Average	$65.39	$47.96	$17.43	$61.60	$45.82	$15.78
Weighted Average After Hedging	$58.31	$52.92	$5.39	$59.05	$53.85	$5.20

2018 Compared with 2017

Operating revenues for the Exploration and Production segment decreased $13.1 million for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017. Gas production revenue after hedging decreased $16.8 million due to a $0.44 per Mcf decrease in the weighted average price of gas after hedging. This decrease to operating revenues was partially offset by an increase in oil production revenue after hedging of $3.0 million. The increase in oil production revenue was largely due to a $5.39 per Bbl increase in the weighted average price of oil after hedging.

Operating revenues for the Exploration and Production segment decreased $34.9 million for the six months ended March 31, 2018 as compared with the six months ended March 31, 2017. Gas production revenue after hedging decreased $39.3 million primarily due to a $0.35 per Mcf decrease in the weighted average price of gas after hedging coupled with a decrease in gas production. The decrease in production was primarily due to natural declines from Marcellus wells in the Eastern Development Area. This was partially offset by production increases in the Western Development Area from new Marcellus and Utica wells coupled with a decrease in price-related curtailments during the six months ended March 31, 2018 compared to the six months ended March 31, 2017. This decrease to operating revenues was partially offset by an increase in oil production revenue after hedging of $3.8 million. The increase in oil production revenue was due to a $5.20 per Bbl increase in the weighted average price of oil after hedging, which was partially offset by a decrease in crude oil production. The decrease in crude oil production in the West Coast region was largely due to the lagging current year impact of decreased steam operations and well workover activity at its North Midway Sunset field in prior years (due to lower crude oil prices) coupled with oil production losses due to temporary shut-in production in Ventura County, California in response to the wildfires occurring in fiscal 2018. During the six months ended March 31, 2018, there was an increase in steam operations and well workover activity versus the six months ended March 31, 2017, which will stimulate future crude oil production.

The Exploration and Production segment's earnings for the quarter ended March 31, 2018 were $26.5 million, a decrease of $7.3 million when compared with earnings of $33.8 million for the quarter ended March 31, 2017.  This decrease in earnings was primarily due to lower natural gas prices after hedging ($12.0 million), lower crude oil production ($0.4 million), higher production expenses ($0.8 million), higher depletion expense ($2.0 million) and higher other operating expenses ($0.4 million). The decrease in earnings also reflects an additional remeasurement of accumulated deferred income taxes ($0.8 million) to reflect an estimate of the potential sequestration of the refunds of alternative minimum tax credits resulting from the 2017 Tax Reform Act. The increase in production expenses is primarily due to increased well repairs and workovers, coupled with increased steam fuel costs, increased repairs and maintenance, and increased transportation expenses. The increase in depletion expense was due to an increase in capitalized costs and a slight increase in production, partially offset by an increase in reserves (an increase in reserves lowers the per Mcf/barrel depletion rate). The increase in other operating expenses was primarily due to an increase in computer expenses and an increase in personnel costs. These factors, which decreased earnings during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, were partially offset by an increase in earnings due to the current period earnings impact of the change in federal tax rate from 35% to a blended rate of 24.5% for fiscal 2018 on current income taxes ($3.5 million), which was the result of the 2017 Tax Reform Act. It also reflects higher crude oil prices after hedging ($2.3 million), higher natural gas production ($1.0 million), and lower income tax expense, excluding the impact of the 2017 Tax Reform Act ($1.9 million). The decrease in income tax expense, excluding the impact of the 2017 Tax Reform Act, was largely due to the impact of temporary differences reversing after fiscal 2018 at a 21% tax rate partially offset by a decrease in the enhanced oil recovery tax credit related to Seneca's California properties.

The Exploration and Production segment's earnings for the six months ended March 31, 2018 were $133.2 million, an increase of $64.4 million when compared with earnings of $68.8 million for the six months ended March 31, 2017.  The increase in earnings primarily reflects the remeasurement of accumulated deferred income taxes ($76.5 million) combined with the current period earnings impact of the change in federal tax rate from 35% to a blended rate of 24.5% for fiscal 2018 on current income taxes ($7.6 million), both of which were the result of the 2017 Tax Reform Act. It also reflects higher crude oil prices after hedging ($4.5 million) and lower income tax expense, excluding the impact of the 2017 Tax Reform Act ($5.8 million). The decrease in income tax expense, excluding the impact of the 2017 Tax Reform Act, was largely due to the impact of temporary differences reversing after fiscal 2018 at a 21% tax rate partially offset by a decrease in the enhanced oil recovery tax credit related to Seneca's California properties. These factors, which contributed to increased earnings during the six months ended March 31, 2018 compared to the six months ended March 31, 2017, were partially offset by lower natural gas prices after hedging ($17.9 million), lower natural gas production ($7.6 million), lower crude oil production ($2.1 million), higher production expenses ($0.8 million), higher depletion expense ($1.0 million) and higher other operating expenses ($1.0 million). The increase in production expenses is primarily due to increased well repairs and workovers, coupled with increased steam fuel costs and increased repairs and maintenance, partially offset by decreased transportation expenses. The increase in depletion expense was due to an increase in capitalized costs partially offset by a decrease in production and an increase in reserves. The increase in other operating expenses was primarily due to an increase in computer expenses and an increase in personnel costs.

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Firm Transportation	$57,562	$57,349	$213	$114,319	$114,098	$221
Interruptible Transportation	388	393	(5)	728	1,039	(311)
	57,950	57,742	208	115,047	115,137	(90)
Firm Storage Service	18,526	17,804	722	36,365	35,077	1,288
Interruptible Storage Service	2	—	2	21	12	9
Other	280	209	71	620	684	(64)
	$76,758	$75,755	$1,003	$152,053	$150,910	$1,143

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Firm Transportation	199,679	213,367	(13,688)	406,381	404,148	2,233
Interruptible Transportation	1,165	971	194	2,046	4,017	(1,971)
	200,844	214,338	(13,494)	408,427	408,165	262

2018 Compared with 2017

Operating revenues for the Pipeline and Storage segment increased $1.0 million for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017.  An increase in operating revenues due to demand charges for transportation service from Supply Corporation's Line D Expansion, which was placed in service on November 1, 2017, and an increase in both transportation and storage revenues due to Supply Corporation's greenhouse gas and pipeline safety surcharge effective November 1, 2017, were partially offset by a decline in transportation revenues due to a decline in demand charges for transportation services as a result of contract terminations.

Operating revenues for the Pipeline and Storage segment increased $1.1 million for the six months ended March 31, 2018 as compared with the six months ended March 31, 2017.  An increase in operating revenues due to demand charges for transportation service from Supply Corporation's Line D Expansion, which was placed in service on November 1, 2017, and an increase in both transportation and storage revenues due to Supply Corporation's greenhouse gas and pipeline safety surcharge effective November 1, 2017, were partially offset by a decline in transportation revenues due partially to an additional 2% reduction in Supply Corporation's rates effective November 1, 2016, which was required by the rate case settlement approved by FERC on November 13, 2015, and a decline in demand charges for transportation services as a result of contract terminations.

Transportation volume for the quarter ended March 31, 2018 decreased by 13.5 Bcf from the prior year’s quarter. For the six months ended March 31, 2018, transportation volume remained relatively flat as compared with the prior year's six-month period ended March 31, 2017. The decrease in transportation volume for the quarter primarily reflects a reduction in capacity utilization by certain contract shippers combined with contract terminations. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2018 were $22.7 million, an increase of $3.4 million when compared with earnings of $19.3 million for the quarter ended March 31, 2017.  The increase in earnings was primarily due to lower income tax expense ($3.4 million) combined with the earnings impact of higher transportation and storage revenues of $0.6 million, as discussed above, and a decrease in interest expense ($0.3 million). Income tax expense was lower due to the current period earnings impact of the change in federal tax rate from 35% to a blended rate of 24.5% for fiscal 2018 as a result of the 2017 Tax Reform Act. The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment. These earnings increases were slightly offset by a decrease in the allowance for funds used during construction (equity component) of $0.6 million which reflects the impact of a decrease in expansion projects currently in progress compared to the previous year's second quarter.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2018 were $61.2 million, an increase of $22.6 million when compared with earnings of $38.6 million for the six months ended March 31, 2017.  The increase in earnings was primarily due to lower income tax expense ($21.0 million) combined with the earnings impact of higher storage revenues of $0.8 million, as discussed above, lower operating expenses ($2.1 million) and a decrease in interest expense ($0.6 million). Income tax expense was lower due to the remeasurement of accumulated deferred income taxes in the quarter ended December 31, 2017 ($14.1 million) combined with the current period earnings impact of the change in federal tax rate from 35% to a blended rate of 24.5% for fiscal 2018 ($6.9 million), both a result of the 2017 Tax Reform Act. The decrease in operating expenses primarily reflects lower pension and other post-retirement benefit costs partially offset by an increase in pipeline integrity program expenses. The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment. These earnings increases were slightly offset by an increase in depreciation expense ($0.8 million), an increase in property taxes ($0.4 million) and a decrease in the allowance for funds used during construction (equity component) of $0.5 million. The increase in depreciation expense was due to incremental depreciation expense related to expansion projects that were placed in service within the last year combined with the non-recurrence of a reduction to depreciation expense recorded in the quarter ended December 31, 2016 to reflect a reduction in depreciation rates retroactive to July 1, 2016 in accordance with Empire's rate case settlement. The FERC issued an order approving the settlement on December 13, 2016. The decrease in allowance for funds used during construction reflects the impact of a decrease in expansion projects currently in progress compared to the previous year's six-month period.

Looking ahead, the Pipeline and Storage segment expects transportation revenues to be negatively impacted in fiscal 2019 in an amount up to approximately $14 million as a result of an Empire system transportation contract reaching its termination date in December 2018. The Company does not expect to renew the contract at existing rates given a change in market dynamics.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Gathering	$27,695	$27,936	$(241)	$51,497	$55,776	$(4,279)
Processing and Other Revenues	38	26	12	71	52	19
	$27,733	$27,962	$(229)	$51,568	$55,828	$(4,260)

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Gathered Volume - (MMcf)	51,374	50,598	776	94,536	101,167	(6,631)

2018 Compared with 2017

Operating revenues for the Gathering segment decreased $0.2 million for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017. Effective February 1, 2018, Midstream Corporation sold its Mt. Jewett, Owls Nest and Tionesta gathering systems at net book value, leading to a $0.3 million decrease in gathering revenues and a 0.2 Bcf decrease in gathered volume quarter over quarter. Midstream Corporation's remaining gathering systems at Covington, Trout Run, Clermont and Wellsboro had a combined revenue increase of $0.1 million and a combined increase in gathered volume of 1.0 Bcf quarter over quarter. While volume increased significantly, the slight increase in revenue can be attributed to gathering rate adjustments quarter over quarter. The 1.0 Bcf increase in gathered volume can be attributed to a net increase in Seneca's production quarter over quarter.

Operating revenues for the Gathering segment decreased $4.3 million for the six months ended March 31, 2018 as compared with the six months ended March 31, 2017, which was driven by a 6.6 Bcf decrease in gathered volume for all of its gathering systems. Midstream Corporation experienced a 4.7 Bcf decrease in gathered volume at its Trout Run gathering system, a 1.7 Bcf decrease in gathered volume at its Wellsboro gathering system, a 1.3 Bcf decrease in gathered volume at its Covington gathering system and a 0.2 Bcf decrease in gathered volume at its Mt. Jewett gathering system. These decreases were partially offset by a 1.3 Bcf increase in gathered volume at Midstream Corporation's Clermont gathering system. The decreases in the aforementioned volumes were largely due to a decrease in Seneca's production for the six months ended March 31, 2018 compared to the six months ended March 31, 2017.

The Gathering segment’s earnings for the quarter ended March 31, 2018 were $11.8 million, an increase of $1.5 million when compared with earnings of $10.3 million for the quarter ended March 31, 2017.  The increase in earnings was mainly due to the impact of the 2017 Tax Reform Act, which led to the impact of the tax rate change on current income taxes ($1.9 million) offset by the impact of a remeasurement of accumulated deferred taxes ($0.4 million).

The Gathering segment’s earnings for the six months ended March 31, 2018 were $57.2 million, an increase of $35.9 million when compared with earnings of $21.3 million for the six months ended March 31, 2017.  The increase in earnings was mainly due to the impact of the 2017 Tax Reform Act, which led to a remeasurement of accumulated deferred taxes ($34.5 million) and the impact of the tax rate change on current income taxes ($3.4 million). In addition, earnings benefited from lower income tax expense, excluding the aforementioned impacts of the 2017 Tax Reform Act ($1.1 million). These earnings increases were partially offset by lower gathering revenue ($2.8 million), as discussed above. Earnings were further reduced by an increase in depreciation expense ($0.3 million). The increase in depreciation expense was due to higher plant balances, primarily in Clermont.

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Retail Sales Revenues:
Residential	$207,089	$181,591	$25,498	$341,827	$297,977	$43,850
Commercial	30,676	26,094	4,582	50,310	42,073	8,237
Industrial	1,829	1,018	811	2,701	1,535	1,166
	239,594	208,703	30,891	394,838	341,585	53,253
Transportation	51,845	49,006	2,839	88,154	85,667	2,487
Off-System Sales	318	3,354	(3,036)	359	3,982	(3,623)
Other	(2,279)	2,982	(5,261)	(4,602)	5,607	(10,209)
	$289,478	$264,045	$25,433	$478,749	$436,841	$41,908

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Retail Sales:
Residential	28,568	24,949	3,619	46,415	40,713	5,702
Commercial	4,500	3,903	597	7,096	6,202	894
Industrial	287	157	130	431	234	197
	33,355	29,009	4,346	53,942	47,149	6,793
Transportation	29,624	27,089	2,535	51,051	46,654	4,397
Off-System Sales	119	1,122	(1,003)	141	1,295	(1,154)
	63,098	57,220	5,878	105,134	95,098	10,036

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2018	2017	Normal(1)	Prior Year(1)
Buffalo	3,290	3,208	2,866	(2.5)%	11.9%
Erie	3,108	3,075	2,627	(1.1)%	17.1%
Six Months Ended March 31,
Buffalo	5,543	5,435	4,832	(1.9)%	12.5%
Erie	5,152	5,104	4,377	(0.9)%	16.6%

(1)	Percents compare actual 2018 degree days to normal degree days and actual 2018 degree days to actual 2017 degree days.

2018 Compared with 2017

Operating revenues for the Utility segment increased $25.4 million for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017.  The increase largely resulted from a $30.9 million increase in retail gas sales revenues and a $2.8 million increase in transportation revenues. The increase in retail gas sales revenues was largely a result of higher volumes (due to colder weather) and an increase in the cost of gas sold (per Mcf). The increase in transportation revenues was primarily due to a 2.5 Bcf increase in transportation throughput due to colder weather. These increases were partially offset by a $3.0 million decrease in off-system sales (due to lower volumes) and a $5.3 million decrease in other revenues. The $5.3 million decrease in other revenues was largely due to a $5.3 million estimated refund provision recorded during the quarter ended March 31, 2018 for the current income tax benefits resulting from the 2017 Tax Reform Act. Due to profit sharing with retail customers, the margins related to off-system sales are minimal.

Operating revenues for the Utility segment increased $41.9 million for the six months ended March 31, 2018 as compared with the six months ended March 31, 2017.  The increase largely resulted from a $53.3 million increase in retail gas sales revenues and a $2.5 million increase in transportation revenues. The increase in retail gas sales revenues was largely a result of higher volumes (due to colder weather) and an increase in the cost of gas sold (per Mcf). The increase in transportation revenues was primarily due to a 4.4 Bcf increase in transportation throughput due to colder weather, partially offset by the impact of regulatory adjustments. These increases were partially offset by a $3.6 million decrease in off-system sales (due to lower volumes) and a $10.2 million decrease in other revenues. The $10.2 million decrease in other revenues was largely due to an $11.3 million estimated refund provision recorded during the six months ended March 31, 2018 for the current income tax benefits resulting from the 2017 Tax Reform Act. Due to profit sharing with retail customers, the margins related to off-system sales are minimal.

The Utility segment’s earnings for the quarter ended March 31, 2018 were $33.4 million, an increase of $7.8 million when compared with earnings of $25.6 million for the quarter ended March 31, 2017. The increase in earnings was largely attributable to the new rate order issued by the NYPSC effective April 1, 2017 ($1.8 million), the impact of colder weather in fiscal 2018 compared to fiscal 2017 ($3.4 million), lower operating expenses of $1.2 million (primarily due to lower personnel costs which were slightly offset by higher amortization of environmental remediation costs that resulted from the new rate order) and $5.4 million from the current tax benefit associated with the 2017 Tax Reform Act. These increases were partially offset by the estimated refund provision for the current income tax benefits resulting from the 2017 Tax Reform Act ($3.9 million).

The impact of weather variations on earnings in the Utility segment’s New York rate jurisdiction is mitigated by that jurisdiction’s weather normalization clause (WNC).  The WNC in New York, which covers the eight-month period from October through May, has had a stabilizing effect on earnings for the New York rate jurisdiction.  In addition, in periods of colder than normal weather, the WNC benefits the Utility segment’s New York customers.  For the quarter ended March 31, 2018, the WNC increased earnings by approximately $0.1 million, as the weather was warmer than normal.  For the quarter ended March 31, 2017, the WNC increased earnings by approximately $2.5 million, as the weather was warmer than normal.

The Utility segment’s earnings for the six months ended March 31, 2018 were $54.4 million, an increase of $7.6 million when compared with earnings of $46.8 million for the quarter ended March 31, 2017. Higher earnings associated with the new rate order issued by the NYPSC effective April 1, 2017 ($2.8 million), the impact of colder weather in fiscal 2018 compared to fiscal 2017 ($4.7 million), lower operating expenses ($0.5 million), lower interest expense ($0.5 million) and the current tax benefit associated with the 2017 Tax Reform Act ($10.2 million) were partially offset by the impact of higher income tax expense of $1.9 million (largely due to higher state income taxes) and the estimated refund provision for the current income tax benefits resulting from the 2017 Tax Reform Act ($8.3 million). The decrease in operating expenses is primarily due to lower personnel costs, which were partially offset by higher amortization of environmental remediation costs that resulted from the new rate order. The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Utility segment.

For the six months ended March 31, 2018, the WNC increased earnings by approximately $1.0 million, as the weather was warmer than normal.  For the six months ended March 31, 2017, the WNC increased earnings by approximately $3.8 million, as the weather was warmer than normal.

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Natural Gas (after Hedging)	$55,588	$50,945	$4,643	$94,319	$87,735	$6,584
Other	5	11	(6)	37	50	(13)
	$55,593	$50,956	$4,637	$94,356	$87,785	$6,571

Energy Marketing Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Natural Gas – (MMcf)	16,112	14,120	1,992	28,091	25,248	2,843

2018 Compared with 2017

Operating revenues for the Energy Marketing segment increased $4.6 million for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017.  Operating revenues for the Energy Marketing segment increased $6.6 million for the six months ended March 31, 2018 as compared with the six months ended March 31, 2017.  The increases for the quarter and the six month-period were primarily due to an increase in gas sales revenue due to an increase in volume sold to retail customers as a result of colder weather, offset slightly by a lower average price of natural gas period over period.

The Energy Marketing segment earnings for the quarter ended March 31, 2018 were $0.6 million, a decrease of $0.3 million when compared with earnings of $0.9 million for the quarter ended March 31, 2017. This decrease in earnings was primarily attributable to lower margin of $0.4 million. The decrease in margin largely reflects a decline in average margin per Mcf primarily due to stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts. The 2017 Tax Reform Act did not have a significant impact on Energy Marketing segment earnings for the quarter ended March 31, 2018.

The Energy Marketing segment earnings for the six months ended March 31, 2018 were $1.6 million, a decrease of $1.1 million when compared with earnings of $2.7 million for the six months ended March 31, 2017. This decrease in earnings was primarily attributable to lower margin of $1.2 million. The decrease in margin largely reflects a decline in average margin per Mcf primarily due to stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts. The 2017 Tax Reform Act did not have a significant impact on Energy Marketing segment earnings for the six months ended March 31, 2018.

Corporate and All Other

2018 Compared with 2017

Corporate and All Other operations had a loss of $3.1 million for the quarter ended March 31, 2018, which was $2.6 million higher than the loss of $0.5 million for the quarter ended March 31, 2017. The increase in loss for the quarter is primarily attributed to a remeasurement of accumulated deferred taxes under the 2017 Tax Reform Act ($2.7 million), the impact of tax rate changes associated with the 2017 Tax Reform Act ($0.1 million), and higher depreciation expense ($0.3 million). These decreases were partially offset by higher margins of $0.7 million from the sale of standing timber by Seneca's land and timber division.

For the six months ended March 31, 2018, Corporate and All Other operations had a loss of $17.1 million, a decrease of over $17.0 million when compared with earnings of less than $0.1 million for the six months ended March 31, 2017. The earnings decrease for the quarter is primarily attributed to a remeasurement of accumulated deferred taxes under the 2017 Tax Reform Act ($17.8 million) and higher depreciation expense ($0.2 million). These decreases in earnings were partially offset by higher margins of $1.0 million from the sale of standing timber by Seneca's land and timber division.

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt decreased $1.8 million for the quarter ended March 31, 2018 as compared with the quarter ended March 31, 2017. For the six months ended March 31, 2018, interest on long-term debt decreased $2.8 million as compared with the six months ended March 31, 2017. These decreases are due to a decrease in the weighted average interest rate on long-term debt outstanding. The Company issued $300 million of 3.95% notes in September 2017 and repaid $300 million of 6.5% notes in October 2017.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month periods ended March 31, 2018 and March 31, 2017 consisted of cash provided by operating activities and net proceeds from the sale of oil and gas producing properties.

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

Net cash provided by operating activities totaled $286.8 million for the six months ended March 31, 2018, a decrease of $65.1 million compared with $351.9 million provided by operating activities for the six months ended March 31, 2017.  The decrease in cash provided by operating activities reflects lower cash provided by operating activities in the Exploration and Production segment primarily due to lower cash receipts from crude oil and natural gas production as a result of lower natural gas prices and lower production.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $241.4 million during the six months ended March 31, 2018 and $184.7 million during the six months ended March 31, 2017.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2018		2017		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$159.3	(1)	$97.8	(2)	$61.5
Pipeline and Storage:
Capital Expenditures	37.4	(1)	36.8	(2)	0.6
Gathering:
Capital Expenditures	32.3	(1)	14.5	(2)	17.8
Utility:
Capital Expenditures	32.3	(1)	36.3	(2)	(4.0)
All Other:
Capital Expenditures	—		0.1		(0.1)
Eliminations	(19.9)		(0.8)		(19.1)
	$241.4		$184.7		$56.7

(1)
At March 31, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $38.8 million, $9.0 million, $1.6 million and $2.5 million, respectively, of non-cash capital expenditures. At September 30, 2017, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $36.5 million, $25.1 million, $3.9 million and $6.7 million, respectively, of non-cash capital expenditures.  The capital expenditures for the Exploration and Production segment do not include any proceeds received from the sale of oil and gas assets to IOG under the joint development agreement.

(2)
At March 31, 2017, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $23.2 million, $5.8 million, $2.2 million and $5.7 million, respectively, of non-cash capital expenditures.  At September 30, 2016, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $25.2 million, $18.7 million, $5.3 million and $11.2 million, respectively, of non-cash capital expenditures. The capital expenditures for the Exploration and Production segment do not include any proceeds received from the sale of oil and gas assets to IOG under the joint development agreement.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2018 were primarily well drilling and completion expenditures and included approximately $146.6 million for the Appalachian region (including $120.7 million in the Marcellus Shale area) and $12.7 million for the West Coast region.  These amounts included approximately $80.7 million spent to develop proved undeveloped reserves.

Looking ahead, the Exploration and Production segment will add a third horizontal drilling rig to its Appalachian operations in the third quarter of fiscal 2018. With the addition of this rig, Exploration and Production segment capital expenditures are expected to increase to approximately $360 million for fiscal 2018. The additional rig will be primarily dedicated to the redevelopment of the Clermont-Rich Valley acreage for the Utica Shale.

On December 1, 2015, Seneca and IOG - CRV Marcellus, LLC (IOG), an affiliate of IOG Capital, LP, and funds managed by affiliates of Fortress Investment Group, LLC, executed a joint development agreement that allows IOG to participate in the development of certain oil and gas interests owned by Seneca in Elk, McKean and Cameron Counties, Pennsylvania. On June 13, 2016, Seneca and IOG executed an extension of the joint development agreement. Under the terms of the extended agreement, Seneca and IOG will jointly participate in a program to develop up to 75 Marcellus wells, with Seneca serving as program operator. IOG will hold an 80% working interest in all of the joint development wells. In total, IOG is expected to fund approximately $305 million for its 80% working interest in the 75 joint development wells. Of this amount, IOG has funded $301.5 million as of March 31, 2018, which includes $181.2 million of cash ($137.3 million in fiscal 2016, $26.6 million in fiscal 2017 and $17.3 million for the six months ended March 31, 2018) shown as Net Proceeds from Sale of Oil and Gas Producing Properties on the Consolidated Statements of Cash Flows for fiscal 2016, fiscal 2017 and for the six months ended March 31, 2018, respectively. Such proceeds from sale represent funding received from IOG for costs previously incurred by Seneca to develop a portion of the

75 joint development wells. The remainder funded joint development expenditures. For further discussion of the extended joint development agreement, refer to Item 1 at Note 1 - Summary of Significant Accounting Policies under the heading “Property, Plant and Equipment.”
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

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2018 were partially for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2018 include expenditures related to Supply Corporation's Line D Expansion Project ($13.5 million), as discussed below.  The Pipeline and Storage capital expenditures for the six months ended March 31, 2017 were mainly for expenditures related to Empire and Supply Corporation's Northern Access 2016 Project ($18.3 million) and Supply Corporation's Line D Expansion Project ($5.6 million) and also included additions, improvements, and replacements to this segment’s transmission and gas storage systems.

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

Supply Corporation and Empire are developing a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (“Northern Access 2016”). The Northern Access 2016 project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access 2016 project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. The preliminary cost estimate for the Northern Access 2016 project is approximately $500 million.  Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. The Company also has pending with FERC a proceeding asserting, among other things, that the NYDEC exceeded the reasonable and statutory time frames to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. In light of these pending legal actions, the Company has not yet determined a target in-service date. The Company remains committed to the project. As of March 31, 2018, approximately $75.1 million has been spent on the Northern Access 2016 project, including $22.4 million that has been spent to study the project, for which no reserve has been established. The remaining $52.7 million spent on the project has been capitalized as Construction Work in Progress.

On November 21, 2014, Supply Corporation concluded an Open Season for an expansion of its Line D pipeline (“Line D Expansion”) that is intended to allow growing on-system markets to avail themselves of economical gas supply on the TGP 300 line, at an existing interconnect at Lamont, Pennsylvania, and provide increased capacity into the Erie, Pennsylvania market area. Supply Corporation has executed Service Agreements for a total of 77,500 Dth per day for terms of six to ten years and services began November 1, 2017. The project included construction of a new 4,140 horsepower Keelor Compressor Station and modifications to the Bowen compressor station at an estimated capital cost of approximately $28.2 million. The project also provides system modernization benefits. As of March 31, 2018, approximately $27.9 million has been spent on the Line D Expansion project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2018.

Empire concluded an Open Season on November 18, 2015, and has designed a project that would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line (“Empire North Project”). This project is fully subscribed under long term agreements. Empire filed a Section 7(c) application with the FERC in February 2018. The Empire North Project has a projected in-service date in the second half of fiscal 2020 and an estimated capital cost of approximately $140 million to $145 million. As of March 31, 2018, approximately $1.8 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at March 31, 2018.

Supply Corporation has entered into a foundation shipper Precedent Agreement to provide incremental natural gas transportation services from Line N to the ethylene cracker facility being constructed by Shell Chemical Appalachia, LLC in Potter Township, Pennsylvania.  Supply Corporation has completed an Open Season for the project and has secured incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the proposed pipeline extension of approximately 4.5 miles from Line N to the facility.  Supply Corporation filed a prior notice application with FERC on March 23, 2018. The proposed in-service date for this project is as early as June 1, 2019 and capital costs are expected to be $20.2 million. As of March 31, 2018, approximately $0.6 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at March 31, 2018.

Supply Corporation is currently in the pre-filing process at FERC for its FM100 Modernization Project, which is expected to upgrade 1950's era pipeline in northwestern Pennsylvania. Supply Corporation is expected to add an expansion component to this project, which is expected to create approximately 300,000 Dth per day of additional capacity on its system in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. This additional capacity is expected to be offered to Transco under a lease and will be part of the capacity Transco will offer in connection with a to-be-announced expansion project that will make available capacity from receipt points along its Leidy Line to Zone 6 markets. Seneca will be an anchor shipper on Transco’s project, providing Seneca with an outlet to premium markets for its Marcellus and Utica production from both the Clermont-Rich Valley and Trout Run-Gamble areas. The preliminary cost estimate for the entire project is approximately $250 million to $300 million. As of March 31, 2018, approximately $0.9 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at March 31, 2018.

Gathering

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2018 were for the purchase of two compressor stations for Midstream Corporation's Covington Gathering System, as well as the continued buildout of Midstream Corporation’s Trout Run Gathering System and Midstream Corporation's Clermont Gathering System, as discussed below.  The majority of the Gathering segment capital expenditures for the six months ended March 31, 2017 were for the construction of the Clermont Gathering System.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Corporation, is building an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The total cost estimate for the continued buildout will be dependent on the nature and timing of Seneca's long-term plans. As of March 31, 2018, approximately $289.6 million has been spent on the Clermont Gathering System, including approximately $8.3 million spent during the six months ended March 31, 2018, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2018.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 48 miles of backbone and in-field gathering pipelines, two compressor stations and a dehydration and metering station.  As of March 31, 2018, approximately $188.4 million has been spent on the Trout Run Gathering System, including approximately $11.0 million spent during the six months ended March 31, 2018, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2018.

NFG Midstream Wellsboro, LLC, a wholly owned subsidiary of Midstream Corporation, continues to develop its Wellsboro Gathering System in Tioga County, Pennsylvania. As of March 31, 2018, the Company has spent approximately $6.6 million in costs related to this project, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2018.

Utility

The majority of the Utility segment capital expenditures for the six months ended March 31, 2018 and March 31, 2017 were made for main and service line improvements and replacements, as well as main extensions.

Project Funding

The Company has been financing the Pipeline and Storage segment and Gathering segment projects mentioned above, as well as the Exploration and Production segment capital expenditures, with cash from operations and both short and long-term borrowings. Going forward, while the Company expects to use cash on hand and cash from operations as the first means of financing these projects, the Company may issue short-term and/or long-term debt as necessary during fiscal 2018 to help meet its capital expenditures needs. The level of short-term and long-term borrowings will depend upon the amount of cash provided by operations, which, in turn, will likely be impacted by natural gas and crude oil prices combined with production from existing wells.

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

Financing Cash Flow

The Company did not have any consolidated short-term debt outstanding at March 31, 2018 or September 30, 2017, nor was there any short-term debt outstanding during the six months ended March 31, 2018. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
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
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter from October 1, 2017 through December 5, 2019. At March 31, 2018, the Company’s debt to capitalization ratio (as calculated under the facility) was .52. The constraints specified in the Credit Agreement would have permitted an additional $1.47 billion in short-term and/or long-term debt to be outstanding (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2018, the Company did not have any debt outstanding under the Credit Agreement.

None of the Company’s long-term debt at March 31, 2018 had a maturity date within the following twelve-month period. The Current Portion of Long-Term Debt at September 30, 2017 consisted of $300.0 million aggregate principal amount of 6.50% notes scheduled to mature in April 2018. The Company redeemed these notes on October 18, 2017 for $307.0 million, plus accrued interest.

The Company’s embedded cost of long-term debt was 5.16% and 5.53% at March 31, 2018 and March 31, 2017, respectively.

Under the Company’s existing indenture covenants at March 31, 2018, the Company would have been permitted to issue up to a maximum of $738.0 million in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.
The Company’s 1974 indenture pursuant to which $99.0 million (or 4.7%) of the Company’s long-term debt (as of March 31, 2018) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $37.5 million. These leases have been entered into for the use of compressors, drilling rigs, buildings and other items and are accounted for as operating leases.

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

During the six months ended March 31, 2018, the Company contributed $27.6 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.1 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2018, the Company may contribute up to $5.0 million to the Retirement Plan. In the remainder of 2018, the Company expects its contributions to the VEBA trusts to be in the range of $0.5 million to $1.0 million.

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

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2018, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

New York Jurisdiction

Distribution Corporation's current delivery rates in its New York jurisdiction were approved by the NYPSC in an order issued on April 20, 2017 with rates becoming effective May 1, 2017. On July 28, 2017, Distribution Corporation filed an appeal with New York State Supreme Court, Albany County, seeking review of the Order. The appeal contends that portions of the Order should be invalidated because they fail to meet the applicable legal standard for agency decisions. On December 11, 2017, the appeal was transferred to the Supreme Court, Appellate Division, Third Department. The Company cannot predict the outcome of the appeal at this time.
On December 29, 2017, the NYPSC issued an order instituting a proceeding to study the potential effects of the enactment of the 2017 Tax Reform Act on the tax expenses and liabilities of New York utilities, and the “regulatory treatment of any windfalls resulting from same in order to preserve the benefits for ratepayers.” In its order, the NYPSC stated that the effect of the 2017 Tax Reform Act on utilities’ taxation is likely to be material and complex and that the proceeding was needed to begin the process of addressing the impact on the State’s utilities and ratepayers. The order also declares that utilities are “put on notice that it is the [NYPSC]’s intent to ensure that net benefits accruing from the Tax Act are preserved for ratepayers, either through deferral accounting or another method, from the first day the Tax Act is put into effect. Utilities acting contrary to this intent do so at their own risk.” Pursuant to the order, a technical conference was held with the utilities in February 2018, and on March 29, 2018, the New York Department of Public Service Staff (Staff) issued a proposal for accounting and ratemaking treatment of the tax changes. Interested parties have been invited to comment on the Staff proposal, including whether and how to incorporate into utility rates any modifications necessary to reflect changes in federal tax law affecting utilities. Refer to Item 1 at Note 4 - Income Taxes for further discussion of the 2017 Tax Reform Act.

Pennsylvania Jurisdiction

Distribution Corporation’s Pennsylvania jurisdiction delivery rates are being charged to customers in accordance with a rate settlement approved by the PaPUC. The rate settlement does not specify any requirement to file a future rate case.

By Secretarial Letter issued February 12, 2018, the PaPUC initiated a proceeding to determine the effects of the 2017 Tax Reform Act on the tax liabilities of PaPUC-regulated public utilities for 2018 and future years and the feasibility of reflecting such impacts on the rates charged to utility ratepayers. In connection with such letter, the PaPUC issued certain data requests to utilities regarding the 2017 Tax Reform Act, and Distribution Corporation filed responses in March 2018. On March 15, 2018, the PaPUC issued a Temporary Rates Order making Distribution Corporation's rates (along with the rates of other Pennsylvania public utilities not presently in a general rate increase proceeding) temporary for a period of six months, which may be extended by the PaPUC for an additional six months. The order states that due to the decrease in federal tax rates associated with the 2017 Tax Reform Act, it appears that existing utility rates may be excessive and, therefore, no longer just and reasonable. The order states that the PaPUC is making rates temporary to maximize its authority to establish any negative surcharge, refund or other rate adjustment deemed to be necessary, just and reasonable to account for the tax rate reductions associated with the 2017 Tax Reform Act, and is consistent with the approach that the PaPUC took following federal tax reform in 1986. The order further states that the PaPUC anticipates that after further review and analysis of the responses to data requests, financial information and public comments, it will direct utilities to file appropriate tariffs to account for the tax reductions associated with the 2017 Tax Reform Act that became effective January 1, 2018. Refer to Item 1 at Note 4 - Income Taxes for further discussion of the 2017 Tax Reform Act.

Pipeline and Storage

Supply Corporation currently has no active rate case on file. Supply Corporation's current rate settlement requires a rate case filing no later than December 31, 2019.

Empire currently has no active rate case on file. Empire’s current rate settlement requires a rate case filing no later than July 1, 2021.

On March 15, 2018, the FERC issued three documents regarding its plans to undertake review of the 2017 Tax Reform Act and its impact on pipelines: a Notice of Proposed Rulemaking which proposes to require pipelines to file a new form isolating the tax impact to each pipeline and also to make an election regarding the action the pipelines will take to address the lower tax rates, one of which is filing a Section 4 rate proceeding; a Policy Statement regarding the treatment of taxes by MLP entities; and a Notice of Inquiry regarding treatment of accumulated deferred income taxes and other tax issues associated with the 2017 Tax Reform Act. The Company cannot predict the outcome of any of these proceedings at this time. Refer to Item 1 at Note 4 - Income Taxes for further discussion of the 2017 Tax Reform Act.

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

17.	Changes in economic conditions, including global, national or regional recessions, and their effect on the demand for, and customers’ ability to pay for, the Company’s products and services;

18.	The creditworthiness or performance of the Company’s key suppliers, customers and counterparties;

19.	The impact of potential information technology, cybersecurity or data security breaches;

20.	Economic disruptions or uninsured losses resulting from major accidents, fires, severe weather, natural disasters, terrorist activities or acts of war;

21.	Significant differences between the Company’s projected and actual capital expenditures and operating expenses; or

22.	Increasing costs of insurance, changes in coverage and the ability to obtain insurance.
The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors
The risk factors in Item 1A of the Company’s 2017 Form 10-K, as amended by Item 1A of Part II of the Company's Form 10-Q for the quarter ended December 31, 2017, have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2018, the Company issued a total of 6,921 unregistered shares of Company common stock to nine non-employee directors of the Company then serving on the Board of Directors of the Company, 769 shares to each such director. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation Plan as partial consideration for such directors’ services during the quarter ended March 31, 2018.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2018	—	N/A	—	6,971,019
Feb. 1 - 28, 2018	356	$49.66	—	6,971,019
Mar. 1 - 31, 2018	—	N/A	—	6,971,019
Total	356	$49.66	—	6,971,019

(a)
Represents shares of common stock of the Company tendered to the Company by holders of stock options, SARs, restricted stock units or shares of restricted stock for the payment of option exercise prices or applicable withholding taxes.  During the quarter ended March 31, 2018, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock.  The repurchase program has no expiration date.  The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

 Item 6.  Exhibits

Exhibit Number	Description of Exhibit
4.1
Amendment No. 1, dated as of January 11, 2018, to the Amended and Restated Rights Agreement, dated as of December 4, 2008, between National Fuel Gas Company and Wells Fargo Bank, National Association, as successor rights agent (Exhibit 4.1, Form 8-K dated January 12, 2018).

12	Statements regarding Computation of Ratios: Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2018 and the Fiscal Years Ended September 30, 2014 through 2017.

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32•	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2018 and 2017.

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (iii) the Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

•   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibit 32 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL FUEL GAS COMPANY
(Registrant)

/s/ D. P. Bauer
D. P. Bauer
Treasurer and Principal Financial Officer

/s/ K. M. Camiolo
K. M. Camiolo
Controller and Principal Accounting Officer

Date:  May 4, 2018