Form 10-Q
period 2019-03-31
NATIONAL FUEL GAS CO
filed 2019-05-03
CIK 70145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	NFG	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00 per share, outstanding at April 30, 2019: 86,306,427 shares.

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

Part I.  Financial Information

Item 1.  Financial Statements
National Fuel Gas Company
Consolidated Statements of Income and Earnings
Reinvested in the Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars, Except Per Common Share Amounts)	2019	2018	2019	2018
INCOME
Operating Revenues:
Utility and Energy Marketing Revenues	$357,654	$339,422	$629,747	$565,147
Exploration and Production and Other Revenues	146,467	147,868	310,403	288,318
Pipeline and Storage and Gathering Revenues	48,423	53,615	102,641	107,096
	552,544	540,905	1,042,791	960,561

Operating Expenses:
Purchased Gas	195,037	176,608	333,697	270,642
Operation and Maintenance:
Utility and Energy Marketing	48,559	46,708	92,475	90,789
Exploration and Production and Other	40,141	39,127	72,936	74,209
Pipeline and Storage and Gathering	27,249	22,916	52,182	43,227
Property, Franchise and Other Taxes	22,535	22,802	46,540	43,650
Depreciation, Depletion and Amortization	65,664	61,155	129,918	116,985
	399,185	369,316	727,748	639,502
Operating Income	153,359	171,589	315,043	321,059
Other Income (Expense):
Other Income (Deductions)	(5,919)	(13,092)	(15,521)	(16,594)
Interest Expense on Long-Term Debt	(25,273)	(27,148)	(50,713)	(55,235)
Other Interest Expense	(1,787)	(1,233)	(2,860)	(1,736)
Income Before Income Taxes	120,380	130,116	245,949	247,494
Income Tax Expense (Benefit)	29,785	38,269	52,693	(43,007)

Net Income Available for Common Stock	90,595	91,847	193,256	290,501

EARNINGS REINVESTED IN THE BUSINESS
Balance at Beginning of Period	1,172,334	1,014,733	1,098,900	851,669
	1,262,929	1,106,580	1,292,156	1,142,170

Dividends on Common Stock	(36,678)	(35,641)	(73,342)	(71,231)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	—	7,437	—
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects	10,406	—	10,406	—
Balance at March 31	$1,236,657	$1,070,939	$1,236,657	$1,070,939

Earnings Per Common Share:
Basic:
Net Income Available for Common Stock	$1.05	$1.07	$2.24	$3.39
Diluted:
Net Income Available for Common Stock	$1.04	$1.06	$2.23	$3.37
Weighted Average Common Shares Outstanding:
Used in Basic Calculation	86,290,047	85,809,233	86,159,932	85,718,779
Used in Diluted Calculation	86,767,673	86,323,636	86,738,809	86,318,892
Dividends Per Common Share:
Dividends Declared	$0.425	$0.415	$0.850	$0.830
See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018	2019	2018
Net Income Available for Common Stock	$90,595	$91,847	$193,256	$290,501
Other Comprehensive Income (Loss), Before Tax:
Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	—	(678)	—	(722)
Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(26,000)	(12,582)	19,390	(18,081)
Reclassification Adjustment for Realized (Gains) Losses on Securities Available for Sale in Net Income	—	—	—	(430)
Reclassification Adjustment for Realized (Gains) Losses on Derivative Financial Instruments in Net Income	4,739	3,199	24,384	(9,349)
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	—	(11,738)	—
Other Comprehensive Income (Loss), Before Tax	(21,261)	(10,061)	32,036	(28,582)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Securities Available for Sale Arising During the Period	—	(252)	—	(317)
Income Tax Expense (Benefit) Related to Unrealized Gain (Loss) on Derivative Financial Instruments Arising During the Period	(7,399)	(3,519)	5,593	(5,824)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Securities Available for Sale in Net Income	—	—	—	(158)
Reclassification Adjustment for Income Tax Benefit (Expense) on Realized Losses (Gains) from Derivative Financial Instruments in Net Income	1,328	551	6,874	(4,646)
Reclassification Adjustment for Income Tax Benefit (Expense) on the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities to Earnings Reinvested in the Business	—	—	(4,301)	—
Reclassification Adjustment for Stranded Tax Effects Related to the 2017 Tax Reform Act to Earnings Reinvested in the Business	10,406	—	10,406	—
Income Taxes – Net	4,335	(3,220)	18,572	(10,945)
Other Comprehensive Income (Loss)	(25,596)	(6,841)	13,464	(17,637)
Comprehensive Income	$64,999	$85,006	$206,720	$272,864

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	September 30, 2018
(Thousands of U.S. Dollars)
ASSETS
Property, Plant and Equipment	$10,788,894	$10,439,839
Less - Accumulated Depreciation, Depletion and Amortization	5,573,020	5,462,696
	5,215,874	4,977,143
Current Assets
Cash and Temporary Cash Investments	100,643	229,606
Hedging Collateral Deposits	1,983	3,441
Receivables – Net of Allowance for Uncollectible Accounts of $30,234 and $24,537, Respectively	235,586	141,498
Unbilled Revenue	60,196	24,182
Gas Stored Underground	6,848	37,813
Materials and Supplies - at average cost	37,695	35,823
Unrecovered Purchased Gas Costs	5,760	4,204
Other Current Assets	57,586	68,024
	506,297	544,591

Other Assets
Recoverable Future Taxes	113,441	115,460
Unamortized Debt Expense	14,922	15,975
Other Regulatory Assets	108,193	112,918
Deferred Charges	39,634	40,025
Other Investments	135,022	132,545
Goodwill	5,476	5,476
Prepaid Post-Retirement Benefit Costs	86,802	82,733
Fair Value of Derivative Financial Instruments	11,130	9,518
Other	42,184	102
	556,804	514,752

Total Assets	$6,278,975	$6,036,486

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	September 30, 2018
(Thousands of U.S. Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
Comprehensive Shareholders’ Equity
Common Stock, $1 Par Value
Authorized - 200,000,000 Shares; Issued And Outstanding – 86,300,675 Shares and 85,956,814 Shares, Respectively	$86,301	$85,957
Paid in Capital	821,837	820,223
Earnings Reinvested in the Business	1,236,657	1,098,900
Accumulated Other Comprehensive Loss	(54,286)	(67,750)
Total Comprehensive Shareholders’ Equity	2,090,509	1,937,330
Long-Term Debt, Net of Current Portion and Unamortized Discount and Debt Issuance Costs	2,132,488	2,131,365
Total Capitalization	4,222,997	4,068,695

Current and Accrued Liabilities
Notes Payable to Banks and Commercial Paper	—	—
Current Portion of Long-Term Debt	—	—
Accounts Payable	141,851	160,031
Amounts Payable to Customers	15,463	3,394
Dividends Payable	36,678	36,532
Interest Payable on Long-Term Debt	18,508	19,062
Customer Advances	433	13,609
Customer Security Deposits	18,519	25,703
Other Accruals and Current Liabilities	195,797	132,693
Fair Value of Derivative Financial Instruments	5,749	49,036
	432,998	440,060

Deferred Credits
Deferred Income Taxes	618,850	512,686
Taxes Refundable to Customers	365,380	370,628
Cost of Removal Regulatory Liability	215,864	212,311
Other Regulatory Liabilities	156,722	146,743
Pension and Other Post-Retirement Liabilities	49,213	66,103
Asset Retirement Obligations	104,138	108,235
Other Deferred Credits	112,813	111,025
	1,622,980	1,527,731
Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$6,278,975	$6,036,486

See Notes to Condensed Consolidated Financial Statements

National Fuel Gas Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
OPERATING ACTIVITIES
Net Income Available for Common Stock	$193,256	$290,501
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	129,918	116,985
Deferred Income Taxes	90,468	(62,459)
Stock-Based Compensation	10,731	7,862
Other	7,997	8,052
Change in:
Receivables and Unbilled Revenue	(130,377)	(123,954)
Gas Stored Underground and Materials and Supplies	29,093	28,004
Unrecovered Purchased Gas Costs	(1,556)	4,197
Other Current Assets	10,438	(8,819)
Accounts Payable	10,226	10,838
Amounts Payable to Customers	12,069	12,083
Customer Advances	(13,176)	(15,547)
Customer Security Deposits	(7,184)	(1,399)
Other Accruals and Current Liabilities	48,028	37,646
Other Assets	(38,686)	(9,541)
Other Liabilities	(10,410)	(5,767)
Net Cash Provided by Operating Activities	340,835	288,682

INVESTING ACTIVITIES
Capital Expenditures	(386,579)	(261,720)
Net Proceeds from Sale of Oil and Gas Producing Properties	—	17,310
Other	(2,616)	5,355
Net Cash Used in Investing Activities	(389,195)	(239,055)

FINANCING ACTIVITIES
Reduction of Long-Term Debt	—	(307,047)
Dividends Paid on Common Stock	(73,197)	(71,091)
Net Proceeds from Issuance (Repurchase) of Common Stock	(8,864)	2,891
Net Cash Used in Financing Activities	(82,061)	(375,247)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(130,421)	(325,620)
Cash, Cash Equivalents, and Restricted Cash at October 1	233,047	557,271
Cash, Cash Equivalents, and Restricted Cash at March 31	$102,626	$231,651

Supplemental Disclosure of Cash Flow Information
Non-Cash Investing Activities:
Non-Cash Capital Expenditures	$74,929	$51,939

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

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component is eligible to be capitalized as part of the cost of inventory or property, plant and equipment while the other components of net periodic pension cost and net periodic postretirement benefit cost are generally not eligible for capitalization, unless allowed by a regulator. The Company adopted this guidance effective October 1, 2018. The Company applied the guidance retrospectively for the pension and postretirement benefit costs using amounts disclosed in prior period financial statement notes as estimates for the reclassifications in accordance with a practical expedient allowed under the guidance. For the quarter and six months ended March 31, 2018, Operating Income increased $14.9 million and $22.4 million, respectively, and Other Income (Deductions) decreased by the same amounts as a result of the reclassifications. For the quarter and six months ended March 31, 2019, Other Income (Deductions) includes $12.4 million and $19.8 million, respectively, of pension and postretirement benefit costs.

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

The earnings for the six months ended March 31, 2019 should not be taken as a prediction of earnings for the entire fiscal year ending September 30, 2019.  Most of the business of the Utility and Energy Marketing segments is seasonal in nature and is influenced by weather conditions.  Due to the seasonal nature of the heating business in the Utility and Energy Marketing segments, earnings during the winter months normally represent a substantial part of the earnings that those segments are expected to achieve for the entire fiscal year.  The Company’s business segments are discussed more fully in Note 8 – Business Segment Information.

Consolidated Statements of Cash Flows.  The components, as reported on the Company’s Consolidated Balance Sheets, of the total cash, cash equivalents, and restricted cash presented on the Statement of Cash Flows are as follows (in thousands):

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
	Balance at October 1, 2018	Balance at March 31, 2019	Balance at October 1, 2017	Balance at March 31, 2018

Cash and Temporary Cash Investments	$229,606	$100,643	$555,530	$227,994
Hedging Collateral Deposits	3,441	1,983	1,741	3,657
Cash, Cash Equivalents, and Restricted Cash	$233,047	$102,626	$557,271	$231,651

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

Gas Stored Underground.  In the Utility segment, gas stored underground is carried at lower of cost or net realizable value, on a LIFO method.  Gas stored underground normally declines during the first and second quarters of the year and is replenished during the third and fourth quarters.  In the Utility segment, the current cost of replacing gas withdrawn from storage is recorded in the Consolidated Statements of Income and a reserve for gas replacement is recorded in the Consolidated Balance Sheets under the caption “Other Accruals and Current Liabilities.”  Such reserve, which amounted to $36.9 million at March 31, 2019, is reduced to zero by September 30 of each year as the inventory is replenished.

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

Capitalized costs include costs related to unproved properties, which are excluded from amortization until proved reserves are found or it is determined that the unproved properties are impaired.  Such costs amounted to $64.9 million and $62.2 million at March 31, 2019 and September 30, 2018, respectively.  All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the pool of capitalized costs being amortized.

Capitalized costs are subject to the SEC full cost ceiling test. The ceiling test, which is performed each quarter, determines a limit, or ceiling, on the amount of property acquisition, exploration and development costs that can be capitalized. The ceiling under this test represents (a) the present value of estimated future net cash flows, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%, which is computed by applying prices of oil and gas (as adjusted for hedging) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet, less estimated future expenditures, plus (b) the cost of unevaluated properties not being depleted, less (c) income tax effects related to the differences between the book and tax basis of the properties. The natural gas and oil prices used to calculate the full cost ceiling are based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period. If capitalized costs, net of accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the ceiling at the end of any quarter, a permanent impairment is required to be charged to earnings in that quarter.  At March 31, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $577.5 million. In adjusting estimated future cash flows for hedging under the ceiling test at March 31, 2019, estimated future net cash flows were decreased by $37.0 million.

Accumulated Other Comprehensive Loss.  The components of Accumulated Other Comprehensive Loss and changes for the six months ended March 31, 2019 and 2018, net of related tax effect, are as follows (amounts in parentheses indicate debits) (in thousands):

	Gains and Losses on Derivative Financial Instruments	Gains and Losses on Securities Available for Sale	Funded Status of the Pension and Other Post-Retirement Benefit Plans	Total
Three Months Ended March 31, 2019
Balance at January 1, 2019	$17,886	$—	$(46,576)	$(28,690)
Other Comprehensive Gains and Losses Before Reclassifications	(18,601)	—	—	(18,601)
Amounts Reclassified From Other Comprehensive Income (Loss)	3,411	—	—	3,411
Reclassification of Stranded Tax Effects Related to the 2017 Tax Reform Act	1,866	—	(12,272)	(10,406)
Balance at March 31, 2019	$4,562	$—	$(58,848)	$(54,286)
Six Months Ended March 31, 2019
Balance at October 1, 2018	$(28,611)	$7,437	$(46,576)	$(67,750)
Other Comprehensive Gains and Losses Before Reclassifications	13,797	—	—	13,797
Amounts Reclassified From Other Comprehensive Income (Loss)	17,510	—	—	17,510
Reclassification Adjustment for the Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities	—	(7,437)	—	(7,437)
Reclassification of Stranded Tax Effects Related to the 2017 Tax Reform Act	1,866	—	(12,272)	(10,406)
Balance at March 31, 2019	$4,562	$—	$(58,848)	$(54,286)
Three Months Ended March 31, 2018
Balance at January 1, 2018	$10,256	$7,311	$(58,486)	$(40,919)
Other Comprehensive Gains and Losses Before Reclassifications	(9,063)	(426)	—	(9,489)
Amounts Reclassified From Other Comprehensive Income (Loss)	2,648	—	—	2,648
Balance at March 31, 2018	$3,841	$6,885	$(58,486)	$(47,760)
Six Months Ended March 31, 2018
Balance at October 1, 2017	$20,801	$7,562	$(58,486)	$(30,123)
Other Comprehensive Gains and Losses Before Reclassifications	(12,257)	(405)	—	(12,662)
Amounts Reclassified From Other Comprehensive Income (Loss)	(4,703)	(272)	—	(4,975)
Balance at March 31, 2018	$3,841	$6,885	$(58,486)	$(47,760)

In February 2018, the FASB issued authoritative guidance that allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act and requires certain disclosures about stranded tax effects. The Company adopted this authoritative guidance effective January 1, 2019 and recorded a cumulative effect adjustment related to deferred income taxes associated with hedging activities and pension and post-retirement benefit obligations for the quarter ended March 31, 2019 to increase retained earnings by $10.4 million and decrease accumulated other comprehensive income by the same amount.

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

Reclassifications Out of Accumulated Other Comprehensive Loss.  The details about the reclassification adjustments out of accumulated other comprehensive loss for the six months ended March 31, 2019 and 2018 are as follows (amounts in parentheses indicate debits to the income statement) (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Gains (Losses) on Derivative Financial Instrument Cash Flow Hedges:
Commodity Contracts	($4,260)	($3,467)	($22,782)	$9,375	Operating Revenues
Commodity Contracts	(280)	750	(1,182)	947	Purchased Gas
Foreign Currency Contracts	(199)	(482)	(420)	(973)	Operating Revenues
Gains (Losses) on Securities Available for Sale	—	—	—	430	Other Income (Deductions)
	(4,739)	(3,199)	(24,384)	9,779	Total Before Income Tax
	1,328	551	6,874	(4,804)	Income Tax Expense
	($3,411)	($2,648)	($17,510)	$4,975	Net of Tax

Other Current Assets.  The components of the Company’s Other Current Assets are as follows (in thousands):

	At March 31, 2019	At September 30, 2018

Prepayments	$8,063	$11,126
Prepaid Property and Other Taxes	23,015	14,088
Federal Income Taxes Receivable	7,460	22,457
State Income Taxes Receivable	7,677	8,822
Fair Values of Firm Commitments	179	1,739
Regulatory Assets	11,192	9,792
	$57,586	$68,024

Other Assets.  The components of the Company’s Other Assets are as follows (in thousands):

	At March 31, 2019	At September 30, 2018

Federal Income Taxes Receivable	$42,093	$—
Other	91	102
	$42,184	$102

Other Accruals and Current Liabilities.  The components of the Company’s Other Accruals and Current Liabilities are as follows (in thousands):

	At March 31, 2019	At September 30, 2018

Accrued Capital Expenditures	$52,875	$38,354
Regulatory Liabilities	53,744	57,425
Reserve for Gas Replacement	36,922	—
Liability for Royalty and Working Interests	21,438	12,062
Other	30,818	24,852
	$195,797	$132,693

Earnings Per Common Share.  Basic earnings per common share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For purposes of determining earnings per common share, the potentially dilutive securities the Company had outstanding were SARs, restricted stock units and performance shares.  For the quarter and six months ended March 31, 2019, the diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these securities as determined using the Treasury Stock Method.  SARs, restricted stock units and performance shares that are antidilutive are excluded from the calculation of diluted earnings per common share. There were 159,023 securities and 175,443 securities excluded as being antidilutive for the quarter and six months ended March 31, 2019, respectively. There were 685,338 securities and 316,159 securities excluded as being antidilutive for the quarter and six months ended March 31, 2018, respectively.

Stock-Based Compensation.  The Company granted 244,734 performance shares during the six months ended March 31, 2019. The weighted average fair value of such performance shares was $55.67 per share for the six months ended March 31, 2019. Performance shares are an award constituting units denominated in common stock of the Company, the number of which may be adjusted over a performance cycle based upon the extent to which performance goals have been satisfied.  Earned performance shares may be distributed in the form of shares of common stock of the Company, an equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company. The performance shares do not entitle the participant to receive dividends during the vesting period.

Half of the performance shares granted during the six months ended March 31, 2019 must meet a performance goal related to relative return on capital over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s total return on capital relative to the total return on capital of other companies in a group selected by the Compensation Committee (“Report Group”).  Total return on capital for a given company means the average of the Report Group companies’ returns on capital for each twelve month period corresponding to each of the Company’s fiscal years during the performance cycle, based on data reported for the Report Group companies in the Bloomberg database.  The number of these performance shares that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value of these performance shares is calculated by multiplying the expected number of shares that will be issued by the average market price of Company common stock on the date of grant reduced by the present value of forgone dividends over the vesting term of the award.  The fair value is recorded as compensation expense over the vesting term of the award.  The other half of the performance shares granted during the six months ended March 31, 2019 must meet a performance goal related to relative total shareholder return over a three-year performance cycle.  The performance goal over the performance cycle is the Company’s three-year total shareholder return relative to the three-year total shareholder return of the other companies in the Report Group.  Three-year total shareholder return for a given company will be based on the data reported for that company (with the starting and ending stock prices over the performance cycle calculated as the average closing stock price for the prior calendar month and with dividends reinvested in that company’s securities at each ex-dividend date) in the Bloomberg database.  The number of these total shareholder return performance shares ("TSR performance shares") that will vest and be paid will depend upon the Company’s performance relative to the Report Group and not upon the absolute level of return achieved by the Company.  The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique, which includes a reduction in value for the present value of forgone dividends over the vesting term of the award.  This price is multiplied by the number of TSR performance shares awarded, the result of which is recorded as compensation expense over the vesting term of the award.

The Company granted 111,108 non-performance based restricted stock units during the six months ended March 31, 2019.  The weighted average fair value of such non-performance based restricted stock units was $49.72 per share for the six months ended March 31, 2019.  Restricted stock units represent the right to receive shares of common stock of the Company (or the equivalent value in cash or a combination of cash and shares of common stock of the Company, as determined by the Company) at the end of a specified time period. These non-performance based restricted stock units do not entitle the participant to receive dividends during the vesting period. The accounting for non-performance based restricted stock units is the same as the accounting for restricted share awards, except that the fair value at the date of grant of the restricted stock units must be reduced by the present value of forgone dividends over the vesting term of the award.

New Authoritative Accounting and Financial Reporting Guidance.     In February 2016, the FASB issued authoritative guidance, which has subsequently been amended, requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, regardless of whether they are considered to be capital leases or operating leases. The FASB’s previous authoritative guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by capital leases while excluding operating leases from balance sheet recognition. The new authoritative guidance will be effective as of the Company’s first quarter of fiscal 2020, with early adoption permitted. The Company does not anticipate early adoption. The Company has developed a plan for the adoption and implementation of the authoritative guidance and continues to develop its complete lease inventory. The Company also continues to evaluate and document technical accounting issues, policy considerations, financial reporting and disclosure implications, and changes to internal controls and business processes. While the Company continues to assess the impact on its financial statements, the Company expects that adoption of the authoritative guidance will result in an increase to its assets and liabilities on its consolidated balance sheet.

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

The following tables provide a disaggregation of the Company's revenues for the quarter and six months ended March 31, 2019, presented by type of service from each reportable segment.

Quarter Ended March 31, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$121,824	$—	$—	$—	$—	$—	$—	$121,824
Production of Crude Oil	34,878	—	—	—	—	—	—	34,878
Natural Gas Processing	971	—	—	—	—	—	—	971
Natural Gas Gathering Services	—	—	29,368	—	—	—	(29,366)	2
Natural Gas Transportation Service	—	52,239	—	45,083	—	—	(19,819)	77,503
Natural Gas Storage Service	—	19,360	—	—	—	—	(8,333)	11,027
Natural Gas Residential Sales	—	—	—	229,254	—	—	—	229,254
Natural Gas Commercial Sales	—	—	—	34,255	—	—	—	34,255
Natural Gas Industrial Sales	—	—	—	1,867	—	—	—	1,867
Natural Gas Marketing	—	—	—	—	58,516	—	(43)	58,473
Other	493	740	—	(5,963)	8	310	(105)	(4,517)
Total Revenues from Contracts with Customers	158,166	72,339	29,368	304,496	58,524	310	(57,666)	565,537
Alternative Revenue Programs	—	—	—	(1,466)	—	—	—	(1,466)
Derivative Financial Instruments	(12,064)	—	—	—	537	—	—	(11,527)
Total Revenues	$146,102	$72,339	$29,368	$303,030	$59,061	$310	$(57,666)	$552,544

Six Months Ended March 31, 2019 (Thousands)
Revenues By Type of Service	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Production of Natural Gas	$257,735	$—	$—	$—	$—	$—	$—	$257,735
Production of Crude Oil	72,433	—	—	—	—	—	—	72,433
Natural Gas Processing	1,945	—	—	—	—	—	—	1,945
Natural Gas Gathering Services	—	—	59,058	—	—	—	(59,056)	2
Natural Gas Transportation Service	—	108,375	—	80,714	—	—	(36,884)	152,205
Natural Gas Storage Service	—	38,289	—	—	—	—	(16,306)	21,983
Natural Gas Residential Sales	—	—	—	396,121	—	—	—	396,121
Natural Gas Commercial Sales	—	—	—	56,301	—	—	—	56,301
Natural Gas Industrial Sales	—	—	—	3,368	—	—	—	3,368
Natural Gas Marketing	—	—	—	—	107,803	—	(375)	107,428
Other	876	2,744	—	(8,824)	9	1,316	(510)	(4,389)
Total Revenues from Contracts with Customers	332,989	149,408	59,058	527,680	107,812	1,316	(113,131)	1,065,132
Alternative Revenue Programs	—	—	—	(1,993)	—	—	—	(1,993)
Derivative Financial Instruments	(24,011)	—	—	—	3,663	—	—	(20,348)
Total Revenues	$308,978	$149,408	$59,058	$525,687	$111,475	$1,316	$(113,131)	$1,042,791

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

The Company’s Pipeline and Storage segment expects to recognize the following revenue amounts in future periods related to “fixed” charges associated with remaining performance obligations for transportation and storage contracts: $82.8 million for the remainder of fiscal 2019; $156.4 million for fiscal 2020; $133.1 million for fiscal 2021; $114.0 million for fiscal 2022; $82.7 million for fiscal 2023; and $370.7 million thereafter.

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities (as applicable) that were accounted for at fair value on a recurring basis as of March 31, 2019 and September 30, 2018.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value presentation for over the counter swaps combines gas and oil swaps because a significant number of the counterparties enter into both gas and oil swap agreements with the Company.

Recurring Fair Value Measures	At fair value as of March 31, 2019
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$79,632	$—	$—	$—	$79,632
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	1,468	—	—	(1,415)	53
Over the Counter Swaps – Gas and Oil	—	23,389	—	(12,312)	11,077
Foreign Currency Contracts	—	5	—	(5)	—
Other Investments:
Balanced Equity Mutual Fund	38,892	—	—	—	38,892
Fixed Income Mutual Fund	54,165	—	—	—	54,165
Common Stock – Financial Services Industry	1,713	—	—	—	1,713
Hedging Collateral Deposits	1,983	—	—	—	1,983
Total	$177,853	$23,394	$—	$(13,732)	$187,515

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$1,415	$—	$—	$(1,415)	$—
Over the Counter Swaps – Gas and Oil	—	15,865	—	(12,312)	3,553
Foreign Currency Contracts	—	2,201	—	(5)	2,196
Total	$1,415	$18,066	$—	$(13,732)	$5,749
Total Net Assets/(Liabilities)	$176,438	$5,328	$—	$—	$181,766

Recurring Fair Value Measures	At fair value as of September 30, 2018
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total(1)
Assets:
Cash Equivalents – Money Market Mutual Funds	$215,272	$—	$—	$—	$215,272
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	1,075	—	—	(1,075)	—
Over the Counter Swaps – Gas and Oil	—	26,074	—	(17,041)	9,033
Foreign Currency Contracts	—	443	—	(443)	—
Other Investments:
Balanced Equity Mutual Fund	38,468	—	—	—	38,468
Fixed Income Mutual Fund	51,331	—	—	—	51,331
Common Stock – Financial Services Industry	2,776	—	—	—	2,776
Hedging Collateral Deposits	3,441	—	—	—	3,441
Total	$312,363	$26,517	$—	$(18,559)	$320,321

Liabilities:
Derivative Financial Instruments:
Commodity Futures Contracts – Gas	$2,412	$—	$—	$(1,075)	$1,337
Over the Counter Swaps – Gas and Oil	—	64,224	—	(17,041)	47,183
Foreign Currency Contracts	—	959	—	(443)	516
Total	$2,412	$65,183	$—	$(18,559)	$49,036
Total Net Assets/(Liabilities)	$309,951	$(38,666)	$—	$—	$271,285

(1)
Netting Adjustments represent the impact of legally-enforceable master netting arrangements that allow the Company to net gain and loss positions held with the same counterparties. The net asset or net liability for each counterparty is recorded as an asset or liability on the Company’s balance sheet.

Derivative Financial Instruments

At March 31, 2019 and September 30, 2018, the derivative financial instruments reported in Level 1 consist of natural gas NYMEX and ICE futures contracts used in the Company’s Energy Marketing segment. Hedging collateral deposits were $2.0 million at March 31, 2019 and $3.4 million at September 30, 2018, which were associated with these futures contracts and have been reported in Level 1 as well. The derivative financial instruments reported in Level 2 at March 31, 2019 and September 30, 2018 consist of natural gas price swap agreements used in the Company’s Exploration and Production and Energy Marketing segments, crude oil price swap agreements used in the Company’s Exploration and Production segment, basis hedge swap agreements used in the Company's Energy Marketing segment and foreign currency contracts used in the Company's Exploration and Production segment. The fair value of the Level 2 price swap agreements is based on an internal, discounted cash flow model that uses observable inputs (i.e. LIBOR based discount rates and basis differential information, if applicable, at active natural gas and crude oil trading markets). The fair value of the Level 2 foreign currency contracts is determined using the market approach based on observable market transactions of forward Canadian currency rates.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

For the quarters ended March 31, 2019 and March 31, 2018, there were no assets or liabilities measured at fair value and classified as Level 3. For the quarters ended March 31, 2019 and March 31, 2018, no transfers in or out of Level 1 or Level 2 occurred.

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

	March 31, 2019		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$2,132,488	$2,192,744	$2,131,365	$2,121,861

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

Other Investments. The components of the Company's Other Investments are as follows (in thousands):

	At March 31, 2019	At September 30, 2018

Life Insurance Contracts	$40,252	$39,970
Equity Mutual Fund	38,892	38,468
Fixed Income Mutual Fund	54,165	51,331
Marketable Equity Securities	1,713	2,776
	$135,022	$132,545

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

The Company has presented its net derivative assets and liabilities as “Fair Value of Derivative Financial Instruments” on its Consolidated Balance Sheets at March 31, 2019 and September 30, 2018.  Substantially all of the derivative financial instruments reported on those line items relate to commodity contracts and a small portion relates to foreign currency forward contracts.

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

As of March 31, 2019, the Company had the following commodity derivative contracts (swaps and futures contracts) outstanding:

Commodity	Units
Natural Gas	97.5	Bcf (short positions)
Natural Gas	4.5	Bcf (long positions)
Crude Oil	3,414,000	Bbls (short positions)

As of March 31, 2019, the Company was hedging a total of $84.6 million of forecasted transportation costs denominated in Canadian dollars with foreign currency forward contracts (long positions).
As of March 31, 2019, the Company had $6.4 million ($4.6 million after tax) of net hedging gains included in the accumulated other comprehensive income (loss) balance. It is expected that $1.7 million ($1.2 million after tax) of unrealized gains will be reclassified into the Consolidated Statement of Income within the next 12 months as the underlying hedged transactions are recorded in earnings.

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Three Months Ended March 31, 2019 and 2018 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships
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
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended March 31,
	2019	2018		2019	2018		2019	2018
Commodity Contracts	$(27,228)	$(10,514)	Operating Revenue	$(4,260)	$(3,467)	Operating Revenue	$(6,742)	$335
Commodity Contracts	(54)	(344)	Purchased Gas	(280)	750	Not Applicable	—	—
Foreign Currency Contracts	1,282	(1,724)	Operating Revenue	(199)	(482)	Not Applicable	—	—
Total	$(26,000)	$(12,582)		$(4,739)	$(3,199)		$(6,742)	$335

The Effect of Derivative Financial Instruments on the Statement of Financial Performance for the
Six Months Ended March 31, 2019 and 2018 (Thousands of Dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Derivative Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on the Consolidated Statement of Comprehensive Income (Loss) (Effective Portion) for the Six Months Ended March 31,		Location of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion)
Amount of Derivative Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet into the Consolidated Statement of Income (Effective Portion) for the Six Months Ended March 31,
						Location of Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Derivative Gain or (Loss) Recognized in the Consolidated Statement of Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended March 31,
	2019	2018		2019	2018		2019	2018
Commodity Contracts	$22,825	$(16,463)	Operating Revenue	$(22,782)	$9,375	Operating Revenue	$(237)	$(98)
Commodity Contracts	(1,333)	613	Purchased Gas	(1,182)	947	Not Applicable	—	—
Foreign Currency Contracts	(2,102)	(2,231)	Operating Revenue	(420)	(973)	Not Applicable	—	—
Total	$19,390	$(18,081)		$(24,384)	$9,349		$(237)	$(98)

Fair Value Hedges

The Company utilizes fair value hedges to mitigate risk associated with fixed price sales commitments, fixed price purchase commitments and the decline in the value of certain natural gas held in storage. With respect to fixed price sales commitments, the Company enters into long positions to mitigate the risk of price increases for natural gas supplies that could occur after the Company enters into fixed price sales agreements with its customers. With respect to fixed price purchase commitments, the Company enters into short positions to mitigate the risk of price decreases that could occur after the Company locks into fixed price purchase deals with its suppliers. With respect to storage hedges, the Company enters into short positions to mitigate the risk of price decreases that could result in a lower of cost or net realizable value writedown of the value of natural gas in storage that is recorded in the Company’s financial statements. As of March 31, 2019, the Company’s Energy Marketing segment had fair value hedges covering approximately 23.5 Bcf (23.3 Bcf of fixed price sales commitments and 0.2 Bcf of commitments related to the withdrawal of storage gas). For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk completely offset each other in current earnings, as shown below.

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) on Derivative and Hedged Item Recognized in the Consolidated Statement of Income	Amount of Gain or (Loss) on Derivative Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2019 (In Thousands)	Amount of Gain or (Loss) on the Hedged Item Recognized in the Consolidated Statement of Income for the Six Months Ended March 31, 2019 (In Thousands)
Commodity Contracts	Operating Revenues	$1,645	$(1,645)
Commodity Contracts	Purchased Gas	$94	$(94)
		$1,739	$(1,739)

Credit Risk

The Company may be exposed to credit risk on any of the derivative financial instruments that are in a gain position. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. To mitigate such credit risk, management performs a credit check, and then on a quarterly basis monitors counterparty credit exposure. The majority of the Company’s counterparties are financial institutions and energy traders. The Company has over-the-counter swap positions and applicable foreign currency forward contracts with eighteen counterparties of which ten are in a net gain position. On average, the Company had $1.1 million of credit exposure per counterparty in a gain position at March 31, 2019. The maximum credit exposure per counterparty in a gain position at March 31, 2019 was $4.0 million. As of March 31, 2019, no collateral was received from the counterparties by the Company. The Company's gain position on such derivative financial instruments had not exceeded the established thresholds at which the counterparties would be required to post collateral, nor had the counterparties' credit ratings declined to levels at which the counterparties were required to post collateral.

As of March 31, 2019, fifteen of the eighteen counterparties to the Company’s outstanding derivative instrument contracts (specifically the over-the-counter swaps and applicable foreign currency forward contracts) had a common credit-risk related contingency feature. In the event the Company’s credit rating increases or falls below a certain threshold (applicable debt ratings), the available credit extended to the Company would either increase or decrease. A decline in the Company’s credit rating, in and of itself, would not cause the Company to be required to increase the level of its hedging collateral deposits (in the form of cash deposits, letters of credit or treasury debt instruments). If the Company’s outstanding derivative instrument contracts were in a liability position (or if the liability were larger) and/or the Company’s credit rating declined, then additional hedging collateral deposits may be required.  At March 31, 2019, the fair market value of the derivative financial instrument assets with a credit-risk related contingency feature was $7.6 million according to the Company’s internal model (discussed in Note 3 — Fair Value Measurements).  At March 31, 2019, the fair market value of the derivative financial instrument liabilities with a credit-risk related contingency feature was $5.7 million according to the Company's internal model. For its over-the-counter swap agreements and foreign currency forward contracts, no hedging collateral deposits were required to be posted by the Company at March 31, 2019.

For its exchange traded futures contracts, the Company was required to post $2.0 million in hedging collateral deposits as of March 31, 2019. As these are exchange traded futures contracts, there are no specific credit-risk related contingency features. The Company posts or receives hedging collateral based on open positions and margin requirements it has with its counterparties.

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

Note 5 - Income Taxes

The effective tax rates for the quarters ended March 31, 2019 and March 31, 2018 were 24.7% and 29.4%, respectively. The decrease in the effective tax rates was primarily the result of the reduction in the federal income tax rate and the impact of the sequestration of refundable alternative minimum tax (AMT) credit carryovers recorded during the quarter ended March 31, 2018, both of which are discussed below. The effective tax rates for the six months ended March 31, 2019 and March 31, 2018 were 21.4% and negative 17.4%, respectively. The difference is a result of the impact of the one-time remeasurement of the deferred income tax liability under the 2017 Tax Reform Act.
On December 22, 2017, the 2017 Tax Reform Act was enacted. The 2017 Tax Reform Act included a reduction in the corporate federal income tax rate from 35% to a blended 24.5% for fiscal 2018 and 21% for fiscal 2019 and beyond. The Company’s accumulated deferred income taxes were remeasured based upon the new tax rates. For the non-rate regulated activities through the year ended September 30, 2018, the change in beginning of the year deferred income taxes of $103.5 million was recorded as a reduction to income tax expense. For the Company's rate regulated activities, the reduction in deferred income taxes of $336.7 million was recorded as a decrease to Recoverable Future Taxes of $65.7 million and an increase to Taxes Refundable to Customers of $271.0 million. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred income taxes will be determined by the federal and state regulatory agencies. For further discussion, refer to Note 10 - Regulatory Matters.
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

Note 6 - Capitalization

Summary of Changes in Common Stock Equity

	Common Stock		Paid In Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Thousands, except per share amounts)
Balance at January 1, 2019	86,271	$86,271	$817,076	$1,172,334	$(28,690)
Net Income Available for Common Stock				90,595
Dividends Declared on Common Stock ($0.425 Per Share)				(36,678)
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects				10,406
Other Comprehensive Loss, Net of Tax					(25,596)
Share-Based Payment Expense (1)			5,038
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	30	30	(277)
Balance at March 31, 2019	86,301	$86,301	$821,837	$1,236,657	$(54,286)

Balance at October 1, 2018	85,957	$85,957	$820,223	$1,098,900	$(67,750)
Net Income Available for Common Stock				193,256
Dividends Declared on Common Stock ($0.85 Per Share)				(73,342)
Cumulative Effect of Adoption of Authoritative Guidance for Financial Assets and Liabilities				7,437
Cumulative Effect of Adoption of Authoritative Guidance for Reclassification of Stranded Tax Effects				10,406
Other Comprehensive Income, Net of Tax					13,464
Share-Based Payment Expense (1)			9,955
Common Stock Issued (Repurchased) Under Stock and Benefit Plans	344	344	(8,341)
Balance at March 31, 2019	86,301	$86,301	$821,837	$1,236,657	$(54,286)

Balance at January 1, 2018	85,761	$85,761	$800,348	$1,014,733	$(40,919)
Net Income Available for Common Stock				91,847
Dividends Declared on Common Stock ($0.415 Per Share)				(35,641)
Other Comprehensive Loss, Net of Tax					(6,841)
Share-Based Payment Expense (1)			3,563
Common Stock Issued Under Stock and Benefit Plans	121	121	6,215
Balance at March 31, 2018	85,882	$85,882	$810,126	$1,070,939	$(47,760)

Balance at October 1, 2017	85,543	$85,543	$796,646	$851,669	$(30,123)
Net Income Available for Common Stock				290,501
Dividends Declared on Common Stock ($0.83 Per Share)				(71,231)
Other Comprehensive Loss, Net of Tax					(17,637)
Share-Based Payment Expense (1)			7,074
Common Stock Issued Under Stock and Benefit Plans	339	339	6,406
Balance at March 31, 2018	85,882	$85,882	$810,126	$1,070,939	$(47,760)

(1)
Paid in Capital includes compensation costs associated with performance shares and/or restricted stock awards. The expense is included within Net Income Available For Common Stock, net of tax benefits.

Common Stock.  During the six months ended March 31, 2019, the Company issued 126,879 original issue shares of common stock as a result of SARs exercises, 79,654 original issue shares of common stock for restricted stock units that vested and 281,882 original issue shares of common stock for performance shares that vested.  The Company also issued 14,583 original issue shares of common stock to the non-employee directors of the Company who receive compensation under the Company’s 2009 Non-Employee Director Equity Compensation Plan, as partial consideration for the directors’ services during the six months ended March 31, 2019.  Holders of stock-based compensation awards will often tender shares of common stock to the Company for payment of applicable withholding taxes.  During the six months ended March 31, 2019, 159,137 shares of common stock were tendered to the Company for such purposes.  The Company considers all shares tendered as cancelled shares restored to the status of authorized but unissued shares, in accordance with New Jersey law.

Current Portion of Long-Term Debt.  None of the Company's long-term debt as of March 31, 2019 and September 30, 2018 had a maturity date within the following twelve-month period.

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

At March 31, 2019, the Company has estimated its remaining clean-up costs related to former manufactured gas plant sites will be approximately $7.3 million, which includes a $4.0 million estimated minimum liability to remediate a former manufactured gas plant site located in New York.  In March 2018, the NYDEC issued a Record of Decision for this New York site and the minimum liability reflects the remedy selected in the Record of Decision. The Company's liability for such clean-up costs has been recorded in Other Deferred Credits on the Consolidated Balance Sheet at March 31, 2019. The Company expects to recover its environmental clean-up costs through rate recovery over a period of approximately 3 years and is currently not aware of any material additional exposure to environmental liabilities.  However, changes in environmental laws and regulations, new information or other factors could have an adverse financial impact on the Company.

Northern Access Project. On February 3, 2017, Supply Corporation and Empire received FERC approval of the Northern Access project described herein. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, Supply Corporation and Empire filed a Petition for Review in the United States Court of Appeals for the Second Circuit of the NYDEC's Notice of Denial with respect to National Fuel's application for the Water Quality Certification, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. On August 6, 2018, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order. In light of these legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022.

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

The data presented in the tables below reflect financial information for the segments and reconciliations to consolidated amounts.  As stated in the 2018 Form 10-K, the Company evaluates segment performance based on income before discontinued operations, extraordinary items and cumulative effects of changes in accounting (when applicable).  When these items are not applicable, the Company evaluates performance based on net income.  There have not been any changes in the basis of segmentation nor in the basis of measuring segment profit or loss from those used in the Company’s 2018 Form 10-K.  A listing of segment assets at March 31, 2019 and September 30, 2018 is shown in the tables below.

Quarter Ended March 31, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$146,102	$48,421	$2	$298,636	$59,018	$552,179	$310	$55	$552,544
Intersegment Revenues	$—	$23,918	$29,366	$4,394	$43	$57,721	$—	$(57,721)	$—
Segment Profit: Net Income (Loss)	$21,873	$17,749	$12,690	$35,589	$544	$88,445	$(128)	$2,278	$90,595

Six Months Ended March 31, 2019 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$308,978	$102,639	$2	$518,647	$111,100	$1,041,366	$1,316	$109	$1,042,791
Intersegment Revenues	$—	$46,769	$59,056	$7,040	$375	$113,240	$—	$(113,240)	$—
Segment Profit: Net Income	$60,087	$42,851	$26,872	$61,237	$243	$191,290	$256	$1,710	$193,256

(Thousands)	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Segment Assets:
At March 31, 2019	$1,777,770	$1,861,900	$554,491	$2,013,937	$53,898	$6,261,996	$78,398	$(61,419)	$6,278,975
At September 30, 2018	$1,568,563	$1,848,180	$533,608	$1,921,971	$50,971	$5,923,293	$78,109	$35,084	$6,036,486

Quarter Ended March 31, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$146,411	$53,714	$(99)	$283,778	$55,644	$539,448	$1,232	$225	$540,905
Intersegment Revenues	$—	$23,044	$27,832	$5,700	$(51)	$56,525	$—	$(56,525)	$—
Segment Profit: Net Income (Loss)	$26,537	$22,724	$11,770	$33,360	$578	$94,969	$207	$(3,329)	$91,847

Six Months Ended March 31, 2018 (Thousands)
	Exploration and Production	Pipeline and Storage	Gathering	Utility	Energy Marketing	Total Reportable Segments	All Other	Corporate and Intersegment Eliminations	Total Consolidated
Revenue from External Customers	$285,552	$107,025	$71	$470,867	$94,280	$957,795	$2,328	$438	$960,561
Intersegment Revenues	$—	$45,028	$51,497	$7,882	$76	$104,483	$—	$(104,483)	$—
Segment Profit: Net Income (Loss)	$133,235	$61,186	$57,169	$54,353	$1,624	$307,567	$(511)	$(16,555)	$290,501

Note 9 – Retirement Plan and Other Post-Retirement Benefits

Components of Net Periodic Benefit Cost (in thousands):

	Retirement Plan		Other Post-Retirement Benefits
Three Months Ended March 31,	2019	2018	2019	2018

Service Cost	$2,120	$2,480	$380	$458
Interest Cost	9,594	8,252	4,286	3,700
Expected Return on Plan Assets	(15,591)	(15,429)	(7,539)	(7,871)
Amortization of Prior Service Cost (Credit)	206	235	(107)	(107)
Amortization of Losses	8,024	9,301	1,490	2,639
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	4,786	6,492	6,565	6,250

Net Periodic Benefit Cost	$9,139	$11,331	$5,075	$5,069

	Retirement Plan		Other Post-Retirement Benefits
Six Months Ended March 31,	2019	2018	2019	2018

Service Cost	$4,241	$4,960	$760	$915
Interest Cost	19,189	16,503	8,572	7,400
Expected Return on Plan Assets	(31,184)	(30,857)	(15,078)	(15,741)
Amortization of Prior Service Cost (Credit)	413	469	(214)	(214)
Amortization of Losses	16,048	18,602	2,980	5,279
Net Amortization and Deferral for Regulatory Purposes (Including Volumetric Adjustments) (1)	5,604	8,214	10,536	9,858

Net Periodic Benefit Cost	$14,311	$17,891	$7,556	$7,497

(1)
The Company’s policy is to record retirement plan and other post-retirement benefit costs in the Utility segment on a volumetric basis to reflect the fact that the Utility segment experiences higher throughput of natural gas in the winter months and lower throughput of natural gas in the summer months.

Employer Contributions.    During the six months ended March 31, 2019, the Company contributed $29.2 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.1 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2019, the Company may contribute up to $5.0 million to the Retirement Plan and the Company expects its contributions to the VEBA trusts to be in the range of $0.5 million to $1.0 million.

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

Empire filed a Section 4 rate case on June 29, 2018, proposing rate increases to be effective August 1, 2018. Empire and its customers reached a settlement in principle in December 2018, and Empire’s subsequent motion to put in place those interim settlement rates, effective January 1, 2019, was approved by FERC’s Chief Administrative Law Judge on December 31, 2018. The settlement remains subject to FERC approval. The “black box” settlement provides for new, system-wide rates, and which, based on current contracts, is estimated to increase Empire’s revenues on a yearly basis by approximately $4.6 million. The settlement also provides new depreciation rates and a tiered transportation revenue sharing mechanism, beginning with Empire sharing 35% of transportation only revenues (net of certain excluded items) over $64.4 million up to Empire sharing 55% of those revenues over $68.4 million. Empire has also committed to undertake certain improvements to its electronic bulletin board and will convene regular customer meetings to address these and other improvements. Under the settlement, Empire and the other parties may not file to change rates until March 31, 2021, except that Empire may make a filing (to be effective November 1, 2020) under limited circumstances for contract changes with a large customer. Empire must file a Section 4 rate case no later than May 1, 2025.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Please note that this overview is a high-level summary of items that are discussed in greater detail in subsequent sections of this report.

The Company is a diversified energy company engaged principally in the production, gathering, transportation, distribution and marketing of natural gas. The Company operates an integrated business, with assets centered in western New York and Pennsylvania, being utilized for, and benefiting from, the production and transportation of natural gas from the Appalachian basin. Current development activities are focused primarily in the Marcellus and Utica Shale. The common geographic footprint of the Company’s subsidiaries enables them to share management, labor, facilities and support services across various businesses and pursue coordinated projects designed to produce and transport natural gas from the Appalachian basin to markets in Canada and the eastern United States. The Company's efforts in this regard are not limited to affiliated projects. The Company has also been designing and building pipeline projects for the transportation of natural gas for non-affiliated natural gas producers in the Appalachian basin. The Company also develops and produces oil reserves, primarily in California. The Company reports financial results for five business segments. For a discussion of the Company's earnings, refer to the Results of Operations section below.

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

On February 3, 2017, the Company, in its Pipeline and Storage segment, received FERC approval of a project to move significant prospective Marcellus production from Seneca’s Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with Tennessee Gas Pipeline’s 200 Line in East Aurora, New York (“Northern Access project”). In light of numerous legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. For further discussion of the Northern Access project, refer to Item 1 at Note 7 — Commitments and Contingencies.

From a rate perspective, Empire reached a settlement in principle with its customers in December 2018 with regard to Empire's Section 4 rate case. While the settlement remains subject to FERC approval, Empire received permission to implement the new rates effective January 1, 2019. This resulted in $1.2 million of additional revenue during the quarter ended March 31, 2019. Based on current contracts, the settlement is estimated to increase Empire's revenues on a yearly basis by approximately $4.6 million. For further discussion, refer to Rate and Regulatory Matters below.

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

Oil and Gas Exploration and Development Costs.  The Company, in its Exploration and Production segment, follows the full cost method of accounting for determining the book value of its oil and natural gas properties.  In accordance with this methodology, the Company is required to perform a quarterly ceiling test.  Under the ceiling test, the present value of future revenues from the Company's oil and gas reserves based on an unweighted arithmetic average of the first day of the month oil and gas prices for each month within the twelve-month period prior to the end of the reporting period (the “ceiling”) is compared with the book value of the Company’s oil and gas properties at the balance sheet date.  If the book value of the oil and gas properties exceeds the ceiling, a non-cash impairment charge must be recorded to reduce the book value of the oil and gas properties to the calculated ceiling.  At March 31, 2019, the ceiling exceeded the book value of the oil and gas properties by approximately $577.5 million. The 12-month average of the first day of the month price for crude oil for each month during the twelve months ended March 31, 2019, based on posted Midway Sunset prices, was $65.27 per Bbl.  The 12-month average of the first day of the month price for natural gas for each month during the twelve months ended March 31, 2019, based on the quoted Henry Hub spot price for natural gas, was $3.07 per MMBtu.  (Note – because actual pricing of the Company’s various producing properties varies depending on their location and hedging, the prices used to calculate the ceiling may differ from the Midway Sunset and Henry Hub prices, which are only indicative of the 12-month average prices for the twelve months ended March 31, 2019. Pricing differences would include adjustments for regional market differentials, transportation fees and contractual arrangements.) The following table illustrates the sensitivity of the ceiling test calculation to commodity price changes, specifically showing the amounts the ceiling would have exceeded the book value of the Company's oil and gas properties at March 31, 2019 if natural gas prices were $0.25 per MMBtu lower than the average prices used at March 31, 2019, if crude oil prices were $5 per Bbl lower than the average prices used at March 31, 2019, and if both natural gas prices and crude oil prices were $0.25 per MMBtu and $5 per Bbl lower than the average prices used at March 31, 2019 (all amounts are presented after-tax). In all cases, these price decreases would not have resulted in an impairment charge. These calculated amounts are based solely on price changes and do not take into account any other changes to the ceiling test calculation, including, among others, changes in reserve quantities and future cost estimates.

Ceiling Testing Sensitivity to Commodity Price Changes
(Millions)	$0.25/MMBtu Decrease in Natural Gas Prices	$5.00/Bbl Decrease in Crude Oil Prices	$0.25/MMBtu Decrease in Natural Gas Prices and $5.00/Bbl Decrease in Crude Oil Prices
Excess of Ceiling over Book Value under Sensitivity Analysis	$369.6	$542.9	$335.0

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

RESULTS OF OPERATIONS

Earnings

The Company's earnings were $90.6 million for the quarter ended March 31, 2019 compared to earnings of $91.8 million for the quarter ended March 31, 2018.  The decrease in earnings of $1.2 million is primarily a result of lower earnings in the Pipeline and Storage segment, Exploration and Production segment and Energy Marketing segment, as well as a loss in the All Other category. Higher earnings in the Utility segment, Gathering segment and Corporate category partially offset these decreases.

The Company's earnings were $193.3 million for the six months ended March 31, 2019 compared to earnings of $290.5 million for the six months ended March 31, 2018.  The decrease in earnings of $97.2 million is primarily a result of a decrease in favorable remeasurements of accumulated deferred income taxes of $5.0 million and $107.0 million recorded during the six months ended March 31, 2019 and six months ended March 31, 2018, respectively, as a result of the 2017 Tax Reform Act, as discussed above. Excluding these remeasurements, earnings were up $4.8 million year over year.  Additional discussion of earnings in each of the business segments, including the impact of the 2017 Tax Reform Act, can be found in the business segment information that follows.  Note that all amounts used in the earnings discussions are after-tax amounts, unless otherwise noted.

Earnings (Loss) by Segment

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Exploration and Production	$21,873	$26,537	$(4,664)	$60,087	$133,235	$(73,148)
Pipeline and Storage	17,749	22,724	(4,975)	42,851	61,186	(18,335)
Gathering	12,690	11,770	920	26,872	57,169	(30,297)
Utility	35,589	33,360	2,229	61,237	54,353	6,884
Energy Marketing	544	578	(34)	243	1,624	(1,381)
Total Reportable Segments	88,445	94,969	(6,524)	191,290	307,567	(116,277)
All Other	(128)	207	(335)	256	(511)	767
Corporate	2,278	(3,329)	5,607	1,710	(16,555)	18,265
Total Consolidated	$90,595	$91,847	$(1,252)	$193,256	$290,501	$(97,245)

Exploration and Production

Exploration and Production Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gas (after Hedging)	$116,962	$105,996	$10,966	$236,712	$204,111	$32,601
Oil (after Hedging)	34,418	38,663	(4,245)	69,682	78,877	(9,195)
Gas Processing Plant	971	1,073	(102)	1,945	2,138	(193)
Other	(6,249)	679	(6,928)	639	426	213
	$146,102	$146,411	$(309)	$308,978	$285,552	$23,426

Production Volumes

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gas Production (MMcf)
Appalachia	44,883	41,403	3,480	90,188	76,817	13,371
West Coast	487	675	(188)	989	1,370	(381)
Total Production	45,370	42,078	3,292	91,177	78,187	12,990

Oil Production (Mbbl)
Appalachia	1	1	—	2	2	—
West Coast	563	662	(99)	1,134	1,334	(200)
Total Production	564	663	(99)	1,136	1,336	(200)

Average Prices

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Average Gas Price/Mcf
Appalachia	$2.65	$2.46	$0.19	$2.79	$2.41	$0.38
West Coast	$6.06	$4.40	$1.66	$6.40	$4.70	$1.70
Weighted Average	$2.69	$2.49	$0.20	$2.83	$2.45	$0.38
Weighted Average After Hedging	$2.58	$2.52	$0.06	$2.60	$2.61	$(0.01)

Average Oil Price/Bbl
Appalachia	$47.54	$58.54	$(11.00)	$55.93	$49.82	$6.11
West Coast	$61.85	$65.39	$(3.54)	$63.79	$61.61	$2.18
Weighted Average	$61.82	$65.39	$(3.57)	$63.78	$61.60	$2.18
Weighted Average After Hedging	$61.01	$58.31	$2.70	$61.36	$59.05	$2.31

2019 Compared with 2018

Operating revenues for the Exploration and Production segment decreased $0.3 million for the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018. Oil production revenue after hedging decreased $4.2 million primarily due to a 99 Mbbl decrease in crude oil production partially offset by a $2.70 per Bbl increase in the weighted average price of oil after hedging. The decrease in crude oil production was largely due to lower production in the West Coast region as a result of the sale of Seneca’s Sespe properties in May 2018. In addition, other revenue decreased $6.9 million primarily due to the impact of mark-to-market adjustments related to ineffectiveness on oil hedges. These decreases to operating revenues were partially offset by an increase in gas production revenue after hedging of $11.0 million. The increase in gas production revenue was primarily due to a 3.3 Bcf increase in gas production coupled with a $0.06 per Mcf increase in the weighted average price of gas after hedging. The increase in gas production was due to new Marcellus and Utica wells completed and connected to sales in the Western Development Area in the Appalachian region during the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018.

Operating revenues for the Exploration and Production segment increased $23.4 million for the six months ended March 31, 2019 as compared with the six months ended March 31, 2018. Gas production revenue after hedging increased $32.6 million due to a 13.0 Bcf increase in gas production. The increase in gas production was primarily due to new Marcellus and Utica wells completed and connected to sales in the Western and Eastern Development Areas in the Appalachian region during the six months ended March 31, 2019 as compared with the six months ended March 31, 2018. This increase to operating revenues was partially offset by a decrease in oil production revenue after hedging of $9.2 million. The decrease in oil production revenue was primarily due to a 200 Mbbl decrease in crude oil production partially offset by a $2.31 per Bbl increase in the weighted average price of oil after hedging. The decrease in crude oil production was largely due to lower production in the West Coast region as a result of the sale of Seneca’s Sespe properties in May 2018.

The Exploration and Production segment's earnings for the quarter ended March 31, 2019 were $21.9 million, a decrease of $4.6 million when compared with earnings of $26.5 million for the quarter ended March 31, 2018.  The decrease in earnings was due to the impact of mark-to-market adjustments related to hedging ineffectiveness ($5.6 million), lower crude oil production ($4.4 million), higher depletion expense ($2.9 million), higher production expenses ($1.6 million), and the non-recurrence of a tax benefit realized in the quarter ended March 31, 2018 related to the blended 24.5% tax rate impact on temporary differences ($2.3 million). The increase in depletion expense, which is computed using the units of production method, was primarily due to the increase in production coupled with a $0.05 per Mcfe increase in the depletion rate. The increase in production expenses was due to increased well repairs, contract labor and steam fuel costs in the West Coast region coupled with increased gathering and transportation costs in the Appalachian region, partially offset by the impact of the aforementioned sale of Seneca’s Sespe properties in May 2018 and the sale of compressor units to Midstream Company in March 2018. These factors, which decreased earnings during the quarter ended March 31, 2019, were partially offset by higher natural gas production ($6.3 million), higher natural gas prices after hedging ($2.0 million), higher crude oil prices after hedging ($1.2 million), lower state income taxes ($0.5 million) and the impact of the 2017 Tax Reform Act, which reduced the Company’s federal statutory rate from a blended 24.5% in fiscal

2018 to 21% in fiscal 2019 and lowered income tax expense on current quarter earnings ($1.0 million). Additionally, the Exploration and Production segment recorded an adjustment during the quarter ended March 31, 2018 to the remeasurement of deferred income taxes under the 2017 Tax Reform Act, which increased income tax expense and lowered earnings in the quarter ended March 31, 2018 ($0.8 million).

The Exploration and Production segment's earnings for the six months ended March 31, 2019 were $60.1 million, a decrease of $73.1 million when compared with earnings of $133.2 million for the six months ended March 31, 2018.  The decrease in earnings was primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of the segment’s accumulated deferred income taxes that lowered income tax expense during the six months ended March 31, 2018 ($76.5 million). A removal of a valuation allowance related to the 2017 Tax Reform Act during the six months ended March 31, 2019 resulted in an adjustment to the remeasurement of the segment’s accumulated deferred income taxes and lowered income tax expense ($1.0 million). The reduction in the Company’s federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019 lowered income tax expense on current period earnings ($2.6 million), which was more than offset by the non-recurrence of a tax benefit realized in the six months ended March 31, 2018 related to the blended tax rate impact on temporary differences ($3.6 million).

Additionally, earnings decreased due to lower natural gas prices after hedging ($1.0 million), lower crude oil production ($8.9 million), higher depletion expense ($8.4 million), higher production expenses ($3.8 million), higher other operating expenses ($1.3 million), and higher other taxes ($1.7 million). The increase in depletion expense, which is computed using the units of production method, was primarily due to the increase in production coupled with a $0.03 per Mcfe increase in the depletion rate. The increase in production expenses was due to increased well repairs, contract labor and steam fuel costs in the West Coast region coupled with increased gathering and transportation costs in the Appalachian region, partially offset by the aforementioned sale of Seneca’s Sespe properties in May 2018 and the sale of compressor units to Midstream Company in March 2018. The increase in other operating expenses was largely due to an increase in personnel and compensation costs. The increase in other taxes was primarily due to a higher Pennsylvania impact fee as a result of additional wells drilled and a higher average natural gas price for calendar 2018, which is the basis for the impact fee determination. These factors, which decreased earnings during the six months ended March 31, 2019, were partially offset by higher natural gas production ($25.6 million) and higher crude oil prices after hedging ($2.0 million).

Pipeline and Storage

Pipeline and Storage Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Firm Transportation	$51,864	$57,562	$(5,698)	$107,579	$114,319	$(6,740)
Interruptible Transportation	375	388	(13)	796	728	68
	52,239	57,950	(5,711)	108,375	115,047	(6,672)
Firm Storage Service	19,360	18,526	834	38,288	36,365	1,923
Interruptible Storage Service	—	2	(2)	1	21	(20)
Other	740	280	460	2,744	620	2,124
	$72,339	$76,758	$(4,419)	$149,408	$152,053	$(2,645)

Pipeline and Storage Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Firm Transportation	199,620	199,679	(59)	391,523	406,381	(14,858)
Interruptible Transportation	750	1,165	(415)	1,665	2,046	(381)
	200,370	200,844	(474)	393,188	408,427	(15,239)

2019 Compared with 2018

Operating revenues for the Pipeline and Storage segment decreased $4.4 million for the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018.  The decrease in operating revenues was primarily due to a decrease in transportation revenues of $5.7 million offset slightly by an increase in storage revenues of $0.8 million. The decrease in transportation revenues was primarily attributable to an Empire system transportation contract termination in December 2018 combined with a decline in demand charges for Supply Corporation's transportation services as a result of contract terminations. Partially offsetting these decreases was an increase in transportation revenues due to an increase in Empire's rates effective January 1, 2019 in accordance with Empire's rate case settlement in principle. The settlement remains subject to FERC approval. The increase in storage revenues was due to reservation charges for storage service from new storage contracts as a result of Supply Corporation's acquisition of the remaining interest in a jointly owned storage field in the third quarter of fiscal 2018.

Operating revenues for the Pipeline and Storage segment decreased $2.6 million for the six months ended March 31, 2019 as compared with the six months ended March 31, 2018.  The decrease in operating revenues was primarily due to a decrease in transportation revenues of $6.7 million attributable to an Empire system transportation contract termination in December 2018 combined with a decline in demand charges for Supply Corporation's transportation services as a result of contract terminations, partly offset by an increase in transportation revenues due to an increase in Empire's rates effective January 1, 2019 related to the rate case settlement in principle mentioned above. For the remainder of fiscal 2019, the Pipeline and Storage segment expects transportation revenues to be negatively impacted in an amount up to approximately $7.4 million as a result of the Empire system transportation contract termination mentioned above. The contract was not renewed due to a change in market dynamics. Partially offsetting these decreases was an increase in storage revenues of $1.9 million combined with an increase in other revenues of $2.1 million. The increase in storage revenues was due to reservation charges for storage service from new storage contracts as a result of Supply Corporation's acquisition of the remaining interest in a jointly owned storage field in the third quarter of fiscal 2018. The increase in other revenues was due to proceeds received by Supply Corporation in the first quarter of fiscal 2019 related to a contract termination as a result of a shipper's bankruptcy.

For the six months ended March 31, 2019, transportation volume decreased by 15.2 Bcf from the prior year's six-month period ended March 31, 2018. The decrease in transportation volume for the six-month period primarily reflects a reduction in capacity utilization by certain contract shippers combined with contract terminations. Volume fluctuations, other than those caused by the addition or termination of contracts, generally do not have a significant impact on revenues as a result of the straight fixed-variable rate design utilized by Supply Corporation and Empire.

The Pipeline and Storage segment’s earnings for the quarter ended March 31, 2019 were $17.7 million, a decrease of $5.0 million when compared with earnings of $22.7 million for the quarter ended March 31, 2018.  The decrease in earnings was primarily due to the earnings impact of lower operating revenues of $3.3 million, as discussed above, combined with higher operating expenses ($2.4 million). The increase in operating expenses primarily reflects an increase in compressor station costs and increased personnel costs. These earnings decreases were slightly offset by the current period earnings impact of the change in the federal tax rate from a blended rate of 24.5% in fiscal 2018 to 21% for fiscal 2019 ($0.8 million) combined with a decrease in interest expense ($0.3 million). The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment.

The Pipeline and Storage segment’s earnings for the six months ended March 31, 2019 were $42.9 million, a decrease of $18.3 million when compared with earnings of $61.2 million for the six months ended March 31, 2018.  The decrease in earnings was primarily due to higher income tax expense ($10.8 million) combined with higher operating expenses ($5.4 million), the earnings impact of lower operating revenues of $2.0 million, as discussed above, an increase in depreciation expense ($0.7 million) and an increase in property taxes ($0.5 million). Income tax expense was higher due to the remeasurement of accumulated deferred income taxes in the quarter ended December 31, 2017 as a result of the 2017 Tax Reform Act, recorded as a $14.1 million reduction to income tax expense in the prior year quarter, which did not recur in the six months ended March 31, 2019. Partially offsetting this income tax increase was the current period earnings impact of the change in the federal tax rate from a blended rate of 24.5% in fiscal 2018 to 21% for fiscal 2019 ($1.6 million) combined with lower income tax expense ($1.7 million) primarily due to permanent differences related to stock awards during the quarter ended December 31, 2018. The increase in operating expenses primarily reflects an increase in compressor station costs, increased personnel costs and a reversal of reserve for preliminary project costs recorded in the quarter ended December 31, 2017 that did not recur. The increase in depreciation expense was due to incremental depreciation expense related to projects that were placed in service within the last year. These earnings decreases were slightly offset by a decrease in interest expense ($0.7 million). The decrease in interest expense was largely due to lower intercompany long-term borrowing interest rates for the Pipeline and Storage segment.

Gathering

Gathering Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gathering	$29,366	$27,695	$1,671	$59,056	$51,497	$7,559
Processing and Other Revenues	2	38	(36)	2	71	(69)
	$29,368	$27,733	$1,635	$59,058	$51,568	$7,490

Gathering Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gathered Volume - (MMcf)	54,157	51,374	2,783	108,845	94,536	14,309

2019 Compared with 2018

Operating revenues for the Gathering segment increased $1.6 million for the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018. The increase was primarily due to a 2.8 Bcf increase in gathered volume due to a 4.0 Bcf and 1.5 Bcf increase in volume on Midstream Company's Clermont and Wellsboro gathering systems, respectively, offset by a 1.9 Bcf decline on the Covington gathering system and a 0.7 Bcf decrease on the Trout Run gathering system. The 2.8 Bcf net increase in gathered volumes can be attributed to the net increase in Seneca's gas production quarter over quarter.

Operating revenues for the Gathering segment increased $7.5 million for the six months ended March 31, 2019 as compared with the six months ended March 31, 2018, which was driven by a 14.3 Bcf increase in gathered volume. Midstream Company experienced an 8.1 Bcf increase in gathered volume at its Clermont gathering system, a 6.0 Bcf increase in gathered volume at its Trout Run gathering system and a 1.1 Bcf increase in gathered volume at its Wellsboro gathering system. These increases were partially offset by a 0.5 Bcf decrease in gathered volume on the Covington gathering system and a 0.4 Bcf decrease in gathered volume collectively from the Mt. Jewett, Owl's Nest and Tionesta gathering systems, which were sold on February 1, 2018. The 14.3 Bcf net increase in gathered volume can be attributed to the net increase in Seneca's gas production for the six months ended March 31, 2019 compared to the six months ended March 31, 2018.

The Gathering segment’s earnings for the quarter ended March 31, 2019 were $12.7 million, an increase of $0.9 million when compared with earnings of $11.8 million for the quarter ended March 31, 2018.  The increase in earnings was mainly due to the impact of higher gathering revenues ($1.2 million) and the impact of the 2017 Tax Reform Act, which reduced the Company’s federal statutory rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019 and lowered income tax expense on current quarter earnings ($0.6 million). Additionally, the Gathering segment recorded a $0.4 million adjustment to the remeasurement of accumulated deferred income taxes under the 2017 Tax Reform Act, which increased income tax expense and lowered earnings during the quarter ended March 31, 2018. These earnings increases were partially offset by higher operating expenses ($1.0 million). The increase in operating expenses was largely due to the completion of compressor unit overhauls on Clermont gathering system compressor stations during the quarter ended March 31, 2019 and higher costs related to the operation of compressor units on the Covington gathering system that were acquired from Seneca in March 2018.

The Gathering segment’s earnings for the six months ended March 31, 2019 were $26.9 million, a decrease of $30.3 million when compared with earnings of $57.2 million for the six months ended March 31, 2018.  The decrease in earnings was primarily attributable to the impact of the 2017 Tax Reform Act passed in the prior year, which resulted in a remeasurement of the segment’s accumulated deferred taxes that lowered income tax expense during the six months ended March 31, 2019 ($34.5 million). This earnings impact was partially offset by the positive impacts of the Company’s lower federal statutory rate on current period earnings ($1.2 million) and the removal of a valuation allowance on the segment’s accumulated deferred income taxes during the six months ended March 31, 2019, that also lowered current year-to-date income tax expense ($0.5 million). Additionally, earnings decreased due to higher operating expenses ($1.5 million), higher depreciation expense ($0.8 million), and a higher effective income tax rate ($0.6 million). The increase in operating expenses was largely due to the completion of compressor unit overhauls on Clermont gathering system compressor stations during the current year and higher costs related to the operation of compressor units on the Covington gathering system that were acquired from Seneca in March 2018. The increase in depreciation expense was due to higher plant balances at the Covington, Trout Run and Clermont gathering systems. These earnings decreases were partially offset by the impact of higher gathering revenues ($5.7 million).

Utility

Utility Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Retail Sales Revenues:
Residential	$228,061	$207,089	$20,972	$393,394	$341,827	$51,567
Commercial	32,682	30,676	2,006	55,424	50,310	5,114
Industrial	1,867	1,829	38	3,360	2,701	659
	262,610	239,594	23,016	452,178	394,838	57,340
Transportation	46,383	51,845	(5,462)	82,333	88,154	(5,821)
Off-System Sales	—	318	(318)	—	359	(359)
Other	(5,963)	(2,279)	(3,684)	(8,824)	(4,602)	(4,222)
	$303,030	$289,478	$13,552	$525,687	$478,749	$46,938

Utility Throughput

	Three Months Ended March 31,			Six Months Ended March 31,
(MMcf)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Retail Sales:
Residential	30,906	28,568	2,338	50,686	46,415	4,271
Commercial	4,712	4,500	212	7,558	7,096	462
Industrial	284	287	(3)	488	431	57
	35,902	33,355	2,547	58,732	53,942	4,790
Transportation	28,928	29,624	(696)	51,198	51,051	147
Off-System Sales	—	119	(119)	—	141	(141)
	64,830	63,098	1,732	109,930	105,134	4,796

Degree Days

Three Months Ended March 31,				Percent Colder (Warmer) Than
	Normal	2019	2018	Normal(1)	Prior Year(1)
Buffalo	3,290	3,372	3,208	2.5%	5.1%
Erie	3,108	3,096	3,075	(0.4)%	0.7%
Six Months Ended March 31,
Buffalo	5,543	5,697	5,435	2.8%	4.8%
Erie	5,152	5,126	5,104	(0.5)%	0.4%

(1)	Percents compare actual 2019 degree days to normal degree days and actual 2019 degree days to actual 2018 degree days.

2019 Compared with 2018

Operating revenues for the Utility segment increased $13.6 million for the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018.  The increase largely resulted from a $23.0 million increase in retail gas sales revenue. The increase in retail gas sales revenue was largely a result of higher throughput due primarily to the impacts of higher usage and an increase in retail accounts from transportation customer migration, and $0.9 million of revenues related to the system modernization tracker that commenced during the current year in the segment’s New York service territory. The tracker, which was approved by the NYPSC, is designed to recover increased investment in utility system modernization. These increases were partially offset by a $5.5 million decrease in transportation revenues, a $3.7 million decrease in other revenues, and a decrease in off-system sales of $0.3 million. The decline in transportation revenues was primarily due to the migration of residential customers from transportation sales to retail. The decrease in other revenues was largely due to a larger refund provision recorded during the quarter ended March 31, 2019 to refund the net effect of the reduction in the federal income tax rate resulting from the 2017 Tax Reform Act to the Utility segment’s customers in accordance with NYPSC and PaPUC regulatory orders.

Operating revenues for the Utility segment increased $46.9 million for the six months ended March 31, 2019 as compared with the six months ended March 31, 2018.  The increase largely resulted from a $57.3 million increase in retail gas sales revenue. The increase in retail gas sales revenue was largely a result of an increase in the cost of gas sold (per Mcf), higher throughput (due primarily to impacts of higher usage and an increase in retail accounts from transportation customer migration), and $2.1 million of revenues related to the aforementioned system modernization tracker. The increase in operating revenues was partially offset by a $5.8 million decrease in transportation revenues, a $4.2 million decrease in other revenues and a $0.4 million decrease in off-system sales. The decrease in transportation revenues was primarily due to the migration of residential customers from transportation sales to retail. The decrease in other revenues was largely due to a larger estimated refund provision recorded during the six months ended March 31, 2019 for the current income tax benefits resulting from the 2017 Tax Reform Act.

The Utility segment’s earnings for the quarter ended March 31, 2019 were $35.6 million, an increase of $2.2 million when compared with earnings of $33.4 million for the quarter ended March 31, 2018. The increase in earnings was largely attributable to the impacts of higher usage and weather on customer margins ($0.6 million), the system modernization tracker revenues discussed above ($0.7 million), the impact of regulatory adjustments on customer margins ($0.9 million), lower other deductions ($1.7 million), and lower interest expense ($0.4 million). Higher earnings associated with regulatory adjustments were largely due to changes in the low-income customer discount and payment assistance program implemented in the Utility’s segment’s New York rate jurisdiction. The increase in earnings related to other deductions was a result of lower non-service pension and post-retirement benefit costs. A new accounting standard was adopted in the current year requiring non-service pension and post-retirement benefit costs, previously reported as operating expenses, to be reported separately from income from operations. Prior year amounts were restated using amounts disclosed in the Company's consolidated pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements (a "practical expedient"). Accordingly, the $1.7 million earnings increase associated with other deductions was primarily a result of the application of this "practical expedient" and was substantially offset by higher operating expenses ($1.3 million), which also was impacted by the application of this "practical expedient". The decrease in interest expense was largely due to lower interest rates on intercompany long-term borrowings resulting from the Company’s early redemption of 8.75% notes that were set to mature in May 2019.

The 2017 Tax Reform Act lowered the Company’s statutory federal income tax rate from a blended 24.5% in fiscal 2018 to 21% in fiscal 2019, which resulted in lower income tax expense ($1.5 million) quarter over quarter. In accordance with NYPSC and PaPUC regulatory orders, the Utility segment has been recording a refund provision to return the net effect of the lower income tax rate to the segment’s customers. The estimated refund provision recorded for the quarter ended March 31, 2019 was $3.7 million higher than the refund provision recorded for the quarter ended March 31, 2018, reducing current quarter earnings by $2.8 million.

The Utility segment’s earnings for the six months ended March 31, 2019 were $61.2 million, an increase of $6.8 million when compared with earnings of $54.4 million for the six months ended March 31, 2018. The increase in earnings was largely attributable to the impacts of higher usage and weather on customer margins ($2.2 million), the system modernization tracker revenues discussed above ($1.6 million), a decrease in other deductions due to lower non-service pension and post-retirement benefit costs as discussed above ($2.1 million), lower interest expense due largely to lower interest rates on intercompany long-term borrowing as discussed above ($1.2 million), and the impact of lower income tax expense related to the 2017 Tax Reform Act as discussed above ($2.5 million). These increases in earnings were partially offset by higher operating expenses ($0.9 million), largely offsetting the decrease in other deductions due to lower non-service pension and post-retirement benefit costs as discussed above, and an increase in the refund provision related to the 2017 Tax Reform Act ($2.4 million).

Energy Marketing

Energy Marketing Operating Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(Thousands)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Natural Gas (after Hedging)	$59,053	$55,588	$3,465	$111,466	$94,319	$17,147
Other	8	5	3	9	37	(28)
	$59,061	$55,593	$3,468	$111,475	$94,356	$17,119

Energy Marketing Volume

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Natural Gas – (MMcf)	16,191	16,112	79	28,610	28,091	519

2019 Compared with 2018

Operating revenues for the Energy Marketing segment increased $3.5 million for the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018.  Operating revenues for the Energy Marketing segment increased $17.1 million for the six months ended March 31, 2019 as compared with the six months ended March 31, 2018. The increases for the quarter and the six-month period were primarily due to an increase in gas sales revenue due to a higher average price of natural gas period over period. An increase in volume sold to retail customers as a result of colder weather and additional business from new customers also contributed to the increase in operating revenues.

The Energy Marketing segment earnings for the quarter ended March 31, 2019 were $0.5 million, a decrease of $0.1 million when compared with earnings of $0.6 million for the quarter ended March 31, 2018. This decrease was primarily attributable to lower margin of $0.3 million partially offset by lower income tax expense of $0.2 million.

The Energy Marketing segment earnings for the six months ended March 31, 2019 were $0.2 million, a decrease of $1.4 million when compared with earnings of $1.6 million for the six months ended March 31, 2018. This decrease was primarily attributable to lower margin of $2.1 million. The decrease in margin largely reflects a decline in average margin per Mcf primarily due to a decline in the benefit the Energy Marketing segment realized from its contracts for storage capacity. Stronger natural gas prices at local purchase points relative to NYMEX-based sales contracts also contributed to the decline in margin. The earnings decrease was partially offset by lower income tax expense of $0.7 million. Income tax expense was lower primarily due to adjustments to remeasure accumulated deferred income taxes as a result of the 2017 Tax Reform Act.

Corporate and All Other

2019 Compared with 2018

Corporate and All Other operations had earnings of $2.2 million for the quarter ended March 31, 2019, an increase of $5.3 million when compared with a loss of $3.1 million for the quarter ended March 31, 2018. The increase in earnings was primarily attributable to the impact of the 2017 Tax Reform Act passed in the prior year, which resulted in a remeasurement of accumulated deferred income taxes that increased prior quarter income tax expense ($2.7 million). Current quarter earnings also increased due to lower interest expense ($0.3 million) and the impact of unrealized gains on investments in equity securities ($3.0 million). Unrealized gains and losses on investments in equity securities are now recognized in earnings following the adoption of authoritative accounting guidance effective October 1, 2018. Unrealized gains and losses on these investments had previously been recorded as other comprehensive income. These increases in earnings were partially offset by lower operating revenues from the sale of standing timber by Seneca’s land and timber division ($0.7 million).

For the six months ended March 31, 2019, Corporate and All Other operations had earnings of $2.0 million, an increase of $19.1 million when compared with a loss of $17.1 million for the six months ended March 31, 2018. The increase in earnings is primarily attributable to the impact of the 2017 Tax Reform Act, which resulted in a remeasurement of accumulated deferred income taxes that increased income tax expense for the six months ended March 31, 2018 ($17.8 million). During the six months ended March 31, 2019, the removal of a valuation allowance related to the 2017 Tax Reform Act resulted in an adjustment to the remeasurement of the Corporate and All Other category's accumulated deferred income taxes and lowered current fiscal year to date income tax expense ($3.3 million). Lower interest expense also contributed to the earnings increase ($0.6 million). These increases in earnings were partially offset by lower operating revenues from the sale of standing timber by Seneca's land and timber division ($0.8 million) and the impact of a net unrealized loss recognized on investments in equity securities for the six months ended March 31, 2019 ($2.0 million).

Interest Expense on Long-Term Debt (amounts below are pre-tax amounts)

Interest on long-term debt decreased $1.9 million for the quarter ended March 31, 2019 as compared with the quarter ended March 31, 2018. For the six months ended March 31, 2019, interest on long-term debt decreased $4.5 million as compared with the six months ended March 31, 2018. These decreases are due to a decrease in the weighted average interest rate on long-term debt outstanding. The Company issued $300 million of 4.75% notes in August 2018 and repaid $250 million of 8.75% notes in September 2018.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s primary sources of cash during the six-month periods ended March 31, 2019 and March 31, 2018 consisted of cash provided by operating activities.

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

Net cash provided by operating activities totaled $340.8 million for the six months ended March 31, 2019, an increase of $52.1 million compared with $288.7 million provided by operating activities for the six months ended March 31, 2018. The increase in cash provided by operating activities primarily reflects higher cash provided by operating activities in the Pipeline and Storage and Exploration and Production segments due to the receipt of federal tax refunds during the six months ended March 31, 2019. During the six months ended March 31, 2018, these segments experienced cash outflow for federal tax payments. While the Utility segment experienced a decrease in cash provided by operating activities due to the timing of gas cost recovery, this impact was partially offset by the receipt of federal tax refunds during the six months ended March 31, 2019.

Investing Cash Flow

Expenditures for Long-Lived Assets

The Company’s expenditures for long-lived assets totaled $372.7 million during the six months ended March 31, 2019 and $241.4 million during the six months ended March 31, 2018.  The table below presents these expenditures:

Total Expenditures for Long-Lived Assets
Six Months Ended March 31,	2019		2018		Increase (Decrease)
(Millions)
Exploration and Production:
Capital Expenditures	$262.8	(1)	$159.3	(2)	$103.5
Pipeline and Storage:
Capital Expenditures	52.6	(1)	37.4	(2)	15.2
Gathering:
Capital Expenditures	21.5	(1)	32.3	(2)	(10.8)
Utility:
Capital Expenditures	35.7	(1)	32.3	(2)	3.4
All Other:
Capital Expenditures	0.1		—		0.1
Eliminations	—		(19.9)		19.9
	$372.7		$241.4		$131.3

(1)
At March 31, 2019, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment include $53.4 million, $10.7 million, $7.4 million and $3.4 million, respectively, of non-cash capital expenditures. At September 30, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $51.3 million, $21.9 million, $6.1 million and $9.5 million, respectively, of non-cash capital expenditures.

(2)
At March 31, 2018, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $38.8 million, $9.0 million, $1.6 million and $2.5 million, respectively, of non-cash capital expenditures.  At September 30, 2017, capital expenditures for the Exploration and Production segment, the Pipeline and Storage segment, the Gathering segment and the Utility segment included $36.5 million, $25.1 million, $3.9 million and $6.7 million, respectively, of non-cash capital expenditures.

Exploration and Production

The Exploration and Production segment capital expenditures for the six months ended March 31, 2019 were primarily well drilling and completion expenditures and included approximately $247.6 million for the Appalachian region (including $136.1 million in the Marcellus Shale area and $103.5 million in the Utica Shale area) and $15.2 million for the West Coast region.  These amounts included approximately $144.7 million spent to develop proved undeveloped reserves.

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

Pipeline and Storage

The Pipeline and Storage segment capital expenditures for the six months ended March 31, 2019 were primarily for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2019 include expenditures related to Supply Corporation's Line N to Monaca Project ($4.1 million) and Empire's Empire North Project ($3.7 million), as discussed below.  The Pipeline and Storage capital expenditures for the six months ended March 31, 2018 were partially for additions, improvements and replacements to this segment’s transmission and gas storage systems. In addition, the Pipeline and Storage segment capital expenditures for the six months ended March 31, 2018 include expenditures related to Supply Corporation's Line D Expansion Project ($13.5 million).

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

Supply Corporation and Empire are developing a project which would move significant prospective Marcellus production from Seneca's Western Development Area at Clermont to an Empire interconnection with TransCanada Pipeline at Chippawa and an interconnection with TGP's 200 Line in East Aurora, New York (the “Northern Access project”). The Northern Access project would provide an outlet to Dawn-indexed markets in Canada and to the TGP line serving the U.S. Northeast. The Northern Access project involves the construction of approximately 99 miles of largely 24” pipeline and approximately 27,500 horsepower of compression on the two systems. Supply Corporation, Empire and Seneca executed anchor shipper agreements for 350,000 Dth per day of firm transportation delivery capacity to Chippawa and 140,000 Dth per day of firm transportation capacity to a new interconnection with TGP's 200 Line on this project. On February 3, 2017, the Company received FERC approval of the project. On April 7, 2017, the NYDEC issued a Notice of Denial of the federal Clean Water Act Section 401 Water Quality Certification and other state stream and wetland permits for the New York portion of the project (the Water Quality Certification for the Pennsylvania portion of the project was received on January 27, 2017). On April 21, 2017, the Company appealed the NYDEC's decision with regard to the Water Quality Certification to the United States Court of Appeals for the Second Circuit, and on May 11, 2017, the Company commenced legal action in New York State Supreme Court challenging the NYDEC's actions with regard to various state permits. On August 6, 2018, the FERC issued an Order finding that the NYDEC exceeded the statutory time frame to take action under the Clean Water Act and, therefore, waived its opportunity to approve or deny the Water Quality Certification. FERC denied rehearing requests associated with its Order. The Company remains committed to the project. In light of these legal actions and the need to complete necessary project development activities in advance of construction, the in-service date for the project is expected to be no earlier than fiscal 2022. The Company will update the $500 million preliminary cost estimate when there is further clarity on that date. As of March 31, 2019, approximately $57.0 million has been spent on the Northern Access 2016 project, including $22.8 million that has been spent to study the project, for which no reserve has been established. The remaining $34.2 million spent on the project has been capitalized as Construction Work in Progress.

Empire concluded an Open Season on November 18, 2015, and has designed a project that would allow for the transportation of 205,000 Dth per day of additional shale supplies from interconnections in Tioga County, Pennsylvania, to TransCanada Pipeline, and the TGP 200 Line (“Empire North Project”). This project is fully subscribed under long term agreements and received the FERC Section 7(c) certificate on March 7, 2019. The Empire North Project has a projected in-service date in the second half of fiscal 2020 and an estimated capital cost of approximately $145 million. As of March 31, 2019, approximately $26.9 million has been spent on the Empire North project, including $4.0 million that has been spent to study the project, for which no reserve has been established. The remaining $22.9 million spent on the project has been capitalized as Construction Work in Progress, including $19.9 million of costs transferred from the Northern Access Project.

Supply Corporation has entered into a foundation shipper Precedent Agreement to provide incremental natural gas transportation services from Line N to the ethylene cracker facility being constructed by Shell Chemical Appalachia, LLC in Potter Township, Pennsylvania ("Line N to Monaca Project").  Supply Corporation has completed an Open Season for the project and has secured incremental firm transportation capacity commitments totaling 133,000 Dth per day on Line N and on the proposed pipeline extension of approximately 4.5 miles from Line N to the facility.  Supply Corporation filed a prior notice application with FERC on March 23, 2018 and was authorized to pursue the project under its blanket certificate as of May 30, 2018. Project construction is under way. The proposed in-service date for this project is as early as August, 2019 at an estimated capital cost of approximately $24.3 million. As of March 31, 2019, approximately $6.3 million has been capitalized as Construction Work in Progress for this project.

Supply Corporation is currently in the pre-filing process at FERC for its FM100 Project, which will upgrade 1950's era pipeline in northwestern Pennsylvania and create approximately 330,000 Dth per day of additional transportation capacity in Pennsylvania from a receipt point with NFG Midstream Clermont, LLC in McKean County to the Transcontinental Gas Pipe Line Company, LLC (“Transco”) system at Leidy, Pennsylvania. A precedent agreement has been executed by Supply Corporation and Transco whereby this additional capacity is expected to be leased by Transco and become part of a Transco expansion project ("Leidy South") that will create incremental transportation capacity to Transco Zone 6 markets. Seneca is the anchor shipper on

Leidy South, providing Seneca with an outlet to premium markets for its Marcellus and Utica production from both the Clermont-Rich Valley and Trout Run-Gamble areas. A Section 7(c) application with the FERC is expected in summer 2019. The FM100 Project has a target in-service date in late calendar 2021 and a preliminary cost estimate of approximately $280 million. As of March 31, 2019, approximately $1.9 million has been spent to study this project, all of which has been included in Deferred Charges on the Consolidated Balance Sheet at March 31, 2019.

Gathering

The majority of the Gathering segment capital expenditures for the six months ended March 31, 2019 were for the continued buildout of Midstream Company’s Trout Run Gathering System, Midstream Company's Clermont Gathering System and Midstream Company's Wellsboro Gathering System, as discussed below.  The majority of the Gathering segment capital expenditures for the six months ended March 31, 2018 were for the purchase of two compressor stations for Midstream Company's Covington Gathering System, as well as the continued buildout of the Trout Run Gathering System and the Clermont Gathering System.

NFG Midstream Clermont, LLC, a wholly owned subsidiary of Midstream Company, continues to develop an extensive gathering system with compression in the Pennsylvania counties of McKean, Elk and Cameron. The Clermont Gathering System was initially placed in service in July 2014. The current system consists of approximately 78 miles of backbone and in-field gathering pipelines. The total cost estimate for the continued buildout will be dependent on the nature and timing of Seneca's long-term plans. As of March 31, 2019, approximately $303.3 million has been spent on the Clermont Gathering System, including approximately $5.5 million spent during the six months ended March 31, 2019, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2019.

NFG Midstream Trout Run, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Trout Run Gathering System in Lycoming County, Pennsylvania. The Trout Run Gathering System was initially placed in service in May 2012. The current system consists of approximately 57 miles of backbone and in-field gathering pipelines, two compressor stations and a dehydration and metering station.  As of March 31, 2019, approximately $212.9 million has been spent on the Trout Run Gathering System, including approximately $6.2 million spent during the six months ended March 31, 2019, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2019.

NFG Midstream Wellsboro, LLC, a wholly owned subsidiary of Midstream Company, continues to develop its Wellsboro Gathering System in Tioga County, Pennsylvania. As of March 31, 2019, the Company has spent approximately $18.1 million in costs related to this project, including approximately $8.6 million spent during the six months ended March 31, 2019, all of which is included in Property, Plant and Equipment on the Consolidated Balance Sheet at March 31, 2019.

Utility

The majority of the Utility segment capital expenditures for the six months ended March 31, 2019 and March 31, 2018 were made for main and service line improvements and replacements, as well as main extensions.

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

Financing Cash Flow

The Company did not have any consolidated short-term debt outstanding at March 31, 2019 or September 30, 2018. The maximum amount of short-term debt outstanding during the six months ended March 31, 2019 was $5.0 million. The Company continues to consider short-term debt (consisting of short-term notes payable to banks and commercial paper) an important source of cash for temporarily financing capital expenditures, gas-in-storage inventory, unrecovered purchased gas costs, margin calls on derivative financial instruments, exploration and development expenditures, other working capital needs and repayment of long-term debt. Fluctuations in these items can have a significant impact on the amount and timing of short-term debt.
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
The total amount available to be issued under the Company’s commercial paper program is $500.0 million. The commercial paper program is backed by the Credit Agreement, which provides that the Company's debt to capitalization ratio will not exceed .65 at the last day of any fiscal quarter. For purposes of calculating the debt to capitalization ratio, the Company's total capitalization will be increased by adding back 50% of the aggregate after-tax amount of non-cash charges directly arising from any ceiling test impairment occurring on or after July 1, 2018, not to exceed $250 million. At March 31, 2019, the Company’s debt to capitalization ratio (as calculated under the facility) was .50. The constraints specified in the Credit Agreement would have permitted an additional $1.74 billion in short-term and/or long-term debt to be outstanding at March 31, 2019 (further limited by the indenture covenants discussed below) before the Company’s debt to capitalization ratio exceeded .65.
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
The Credit Agreement contains a cross-default provision whereby the failure by the Company or its significant subsidiaries to make payments under other borrowing arrangements, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or any of its significant subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $40.0 million or more or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $40.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2019, the Company did not have any debt outstanding under the Credit Agreement.
None of the Company's long-term debt as of March 31, 2019 and September 30, 2018 had a maturity date within the following twelve-month period.
During the six months ended March 31, 2018, the Company redeemed $300.0 million of the Company's 6.50% notes that were scheduled to mature in April 2018. The Company redeemed those notes on October 18, 2017 for $307.0 million, plus accrued interest.
The Company’s embedded cost of long-term debt was 4.69% and 5.16% at March 31, 2019 and March 31, 2018, respectively.
Under the Company’s existing indenture covenants at March 31, 2019, the Company would have been permitted to issue up to a maximum of $943.0 million in additional long-term indebtedness at then current market interest rates in addition to being able to issue new indebtedness to replace maturing debt. The Company's present liquidity position is believed to be adequate to satisfy known demands. However, if the Company were to experience a significant loss in the future (for example, as a result of an impairment of oil and gas properties), it is possible, depending on factors including the magnitude of the loss, that these indenture covenants would restrict the Company's ability to issue additional long-term unsecured indebtedness for a period of up to nine calendar months, beginning with the fourth calendar month following the loss. This would not preclude the Company from issuing new indebtedness to replace maturing debt. Please refer to the Critical Accounting Estimates section above for a sensitivity analysis concerning commodity price changes and their impact on the ceiling test.

The Company’s 1974 indenture pursuant to which $99.0 million (or 4.6%) of the Company’s long-term debt (as of March 31, 2019) was issued, contains a cross-default provision whereby the failure by the Company to perform certain obligations under other borrowing arrangements could trigger an obligation to repay the debt outstanding under the indenture. In particular, a repayment obligation could be triggered if the Company fails (i) to pay any scheduled principal or interest on any debt under any other indenture or agreement or (ii) to perform any other term in any other such indenture or agreement, and the effect of the failure causes, or would permit the holders of the debt to cause, the debt under such indenture or agreement to become due prior to its stated maturity, unless cured or waived.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily operating leases. The Company’s consolidated subsidiaries have operating leases, the majority of which are with the Exploration and Production segment and Corporate operations, having a remaining lease commitment of approximately $38.2 million. These leases have been entered into for the use of compressors, drilling rigs, buildings and other items and are accounted for as operating leases.

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

During the six months ended March 31, 2019, the Company contributed $29.2 million to its tax-qualified, noncontributory defined-benefit retirement plan (Retirement Plan) and $2.1 million to its VEBA trusts for its other post-retirement benefits.  In the remainder of 2019, the Company may contribute up to $5.0 million to the Retirement Plan and the Company expects its contributions to VEBA trusts to be in the range of $0.5 million to $1.0 million.

The Company, in its Exploration and Production segment, has entered into contractual obligations of $89.6 million during the quarter ended March 31, 2019 associated with hydraulic fracturing and fuel. These contractual commitments extend through fiscal 2021.

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

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities.  At March 31, 2019, the Company determined that nonperformance risk would have no material impact on its financial position or results of operation.  To assess nonperformance risk, the Company considered information such as any applicable collateral posted, master netting arrangements, and applied a market-based method by using the counterparty's (assuming the derivative is in a gain position) or the Company’s (assuming the derivative is in a loss position) credit default swaps rates.

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

On August 27, 2018, Distribution Corporation filed a petition with the NYPSC to, among other things, extend the sunset provision of the tracker previously approved by the NYPSC that allows Distribution Corporation to recover increased investment in utility system modernization. The petition was granted, in part, in an April 24, 2019 NYPSC Order, which extended the sunset date of the tracker for one year (until March 31, 2021) contingent on a one year stay-out of a general rate case filing that would result in new rates becoming effective prior to April 1, 2021.

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

Empire filed a Section 4 rate case on June 29, 2018, proposing rate increases to be effective August 1, 2018. Empire and its customers reached a settlement in principle in December 2018, and Empire’s subsequent motion to put in place those interim settlement rates, effective January 1, 2019, was approved by FERC’s Chief Administrative Law Judge on December 31, 2018. The settlement remains subject to FERC approval. The “black box” settlement provides for new, system-wide rates, and which, based on current contracts, is estimated to increase Empire’s revenues on a yearly basis by approximately $4.6 million. The settlement also provides new depreciation rates and a tiered transportation revenue sharing mechanism, beginning with Empire sharing 35% of transportation only revenues (net of certain excluded items) over $64.4 million up to Empire sharing 55% of those revenues over $68.4 million. Empire has also committed to undertake certain improvements to its electronic bulletin board and will convene regular customer meetings to address these and other improvements. Under the settlement, Empire and the other parties may not file to change rates until March 31, 2021, except that Empire may make a filing (to be effective November 1, 2020) under limited circumstances for contract changes with a large customer. Empire must file a Section 4 rate case no later than May 1, 2025.

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

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. In the United States, these efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation related to greenhouse gas emissions. While the U.S. Congress has from time to time considered legislation aimed at reducing emissions of greenhouse gases, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating greenhouse gas emissions pursuant to the authority granted to it by the federal Clean Air Act. For example, in April 2012, the EPA adopted rules which restrict emissions associated with oil and natural gas drilling. The EPA previously adopted final regulations that set methane and volatile organic compound emissions standards for new or modified oil and gas emissions sources. These rules impose more stringent leak detection and repair requirements, and further address reporting and control of methane and volatile organic compound emissions. The current administration has issued executive orders to review and potentially roll back many of these regulations, and, in turn, litigation (not involving the Company) has been instituted to challenge the administration's efforts. The Company must continue to comply with all applicable regulations. In addition, the U.S. Congress has from time to time considered bills that would establish a cap-and-trade program to reduce emissions of greenhouse gases. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, New York’s State Energy Plan includes Reforming the Energy Vision (REV) initiatives which set greenhouse gas emission reduction targets of 40% by 2030 and 80% by 2050 from 1990 levels. Additionally, the plan targets that 50% of electric generation must come from renewable energy sources, in addition to a 600 trillion Btu increase in statewide energy efficiency from 2012 levels, both by 2030. Similarly, Pennsylvania has a methane reduction framework for the oil and gas industry which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines. With respect to its operations in California, the Company currently complies with California cap-and-trade guidelines, which increases the Company's cost of environmental compliance in its Exploration and Production segment operations. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. New York State, for example, is considering climate legislation that would mandate zero greenhouse gas emissions originating from human activity as early as 2050 that may include some of these initiatives. These climate change and greenhouse gas initiatives could increase the Company’s cost of environmental compliance by requiring the Company to retrofit existing equipment, install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities, impose additional monitoring and reporting requirements. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risk Sensitive Instruments" section in Item 2 – MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2019, the Company issued a total of 7,563 unregistered shares of Company common stock to nine non-employee directors of the Company then serving on the Board of Directors of the Company, including 635 shares to Philip Ackerman, whose service as a director concluded on March 7, 2019 in accordance with the provisions of the Company's Corporate Governance Guidelines with respect to director age, and 866 shares to each of the other eight aforementioned non-employee directors. All of these unregistered shares were issued under the Company’s 2009 Non-Employee Director Equity Compensation

Plan as partial consideration for such directors’ services during the quarter ended March 31, 2019.  These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Share Repurchase Plans or Programs (b)
Jan. 1 - 31, 2019	9,687	$53.54	—	6,971,019
Feb. 1 - 28, 2019	19,187	$58.62	—	6,971,019
Mar. 1 - 31, 2019	9,558	$59.91	—	6,971,019
Total	38,432	$57.66	—	6,971,019

(a)
Represents (i) shares of common stock of the Company purchased on the open market with Company “matching contributions” for the accounts of participants in the Company’s 401(k) plans, and (ii) shares of common stock of the Company tendered to the Company by holders of stock-based compensation awards for the payment of applicable withholding taxes.  During the quarter ended March 31, 2019, the Company did not purchase any shares of its common stock pursuant to its publicly announced share repurchase program. Of the 38,432 shares purchased other than through a publicly announced share repurchase program, 27,755 were purchased for the Company’s 401(k) plans and 10,677 were purchased as a result of shares tendered to the Company by holders of stock-based compensation awards.

(b)
In September 2008, the Company’s Board of Directors authorized the repurchase of eight million shares of the Company’s common stock.  The repurchase program has no expiration date.  The Company has not repurchased any shares since September 17, 2008 and has no plans to make further purchases in the near future.

 Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	National Fuel Gas Company 2009 Non-Employee Director Equity Compensation Plan, as amended and restated December 5, 2018.

•	National Fuel Gas Company 2010 Equity Compensation Plan, as amended and restated December 5, 2018 (Exhibit 10.1, Form 8-K dated March 11, 2019).

31.1	Written statements of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Written statements of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32••	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	National Fuel Gas Company Consolidated Statements of Income for the Twelve Months Ended March 31, 2019 and 2018.

101
Interactive data files submitted pursuant to Regulation S-T: (i) the Consolidated Statements of Income and Earnings Reinvested in the Business for the three and six months ended March 31, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (iii) the Consolidated Balance Sheets at March 31, 2019 and September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date:  May 3, 2019